Form 10-Q
period 1995-12-02
CHEROKEE INC
filed 1996-01-16
CIK 844161

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 2, 1995      Commission file number 0-18640

                               CHEROKEE INC.
          (Exact name of registrant as specified in its charter)

               Delaware                                95-4182437
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                 91406
---------------------------------       ---------------------------------------
(Address of principal executive                  Zip Code
 offices)

Registrant's telephone number, including area code     (818) 908-9868
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.

                                        Yes X    No
                                           ----     ---

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                                        Yes X       No
                                           ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at January 12, 1996
---------------------------------------      -------------------------------
Common Stock, $.02 par value per share                 [ 6,457,766 ] (1)





_________________________________

(1) Includes, 589,800 shares held by Cherokee's Disbursing Agent for distribution to holders of trade claims under its Plan of Reorganization. Upon resolution of such claims under the Plan of Reorganization, some of these shares may be returned to Cherokee for cancellation.

                               CHEROKEE INC.



                                   INDEX




PART 1.   FINANCIAL INFORMATION

  ITEM I.  FINANCIAL STATEMENTS

  Balance Sheets
      December 2, 1995 (Unaudited) and June 3, 1995

      Statements of Operations (Unaudited)
      Three Months and Six Months ended
      December 2, 1995 and November 26, 1994
      (Predecessor Company)

  Statements of Cash Flow (Unaudited)
      Six months ended December 2, 1995 and
      November 26, 1994 (Predecessor Company)

  Notes to Financial Statements


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  ITEM 5.  OTHER INFORMATION

                                     CHEROKEE INC.
                                     BALANCE SHEETS

                                                                   ------------------------------------------------
                                                                       DECEMBER 2,1995             JUNE 3,1995
                                                                   -----------------------    ---------------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents (includes Restricted cash of $308,000)     $       5,388,000          $       285,000
  Receivables, net                                                             1,354,000               11,553,000
  Inventories                                                                    250,000               11,530,000
  Other current assets                                                           340,000                  506,000
                                                                   -----------------------    ---------------------
Total current assets                                                           7,332,000               23,874,000

Property and equipment, net                                                       25,000                   37,000
Assets held for sale-Building                                                  3,576,000                3,665,000
Notes receivable and other, net                                                2,236,000                  684,000
                                                                   -----------------------    ---------------------
Total assets                                                           $      13,169,000          $    28,260,000
                                                                   -----------------------    ---------------------
                                                                   -----------------------    ---------------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term revolving credit and other                                                           $    14,213,000
  Accounts payable and accrued expenses                                          993,000                1,360,000
  Accrued payroll and related expenses                                           139,000                1,559,000
  Other accrued liabilities                                                       57,000                2,306,000
  Income taxes payable                                                            88,000                  100,000
                                                                   -----------------------    ---------------------
Total current liabilities                                                      1,277,000               19,538,000

Deferred income taxes payable                                                  1,500,000                1,500,000

STOCKHOLDERS' EQUITY:
Common stock, $.02 par value,20,000,000 shares authorized,
 6,096,000 Shares issued and outstanding at June 3, 1995 and
 6,457,766 shares issued and outstanding at December 2, 1995                     129,000                  122,000
Additional paid-in capital                                                    11,696,000               11,703,000
Accumulated deficit                                                           (1,234,000)              (4,411,000)
Note receivable from stockholder                                                (199,000)                (192,000)
                                                                   -----------------------    ---------------------
Stockholders' equity                                                          10,392,000                7,222,000
                                                                   -----------------------    ---------------------
Total liabilities and stockholders' equity                             $      13,169,000          $    28,260,000
                                                                   -----------------------    ---------------------
                                                                   -----------------------    ---------------------


See accompanying notes.

                                      CHEROKEE INC.
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                                         Successor          Predecessor          Successor        Predecessor
                                                          Company             Company             Company           Company
                                                      ---------------    -----------------    ---------------    -------------
                                                               Three months ended                     Six months ended
                                                      ------------------------------------    --------------------------------
                                                      December 2,1995    November 26, 1994    December 2,1995    November 26,
1994
                                                      ---------------    -----------------    ---------------    -------------
Net sales                                                $2,155,000         $18,906,000         $12,910,000        $45,148,000

Cost of goods sold                                        1,807,000          18,380,000          10,445,000         37,886,000
                                                      ---------------    -----------------    ---------------    -------------
Gross profit                                                348,000             526,000           2,465,000          7,262,000

Selling, general and administrative expenses                425,000           6,592,000           3,066,000         14,440,000
                                                      ---------------    -----------------    ---------------    -------------
Operating loss                                              (77,000)         (6,066,000)           (601,000)        (7,178,000)

Other expenses (income):
Interest expense                                             31,000           2,251,000             345,000          4,881,000
Investment and Interest income                             (148,000)            (30,000)           (203,000)           (57,000)
Gain on sale of Uniform division & Other assets            (245,000)              -              (3,708,000)              -
Other                                                       (51,000)            794,000            (212,000)           999,000
                                                      ---------------    -----------------    ---------------    -------------
Total other (income) expenses, net                         (413,000)          3,015,000          (3,778,000)         5,823,000

Income (loss) before income taxes                           336,000          (9,081,000)          3,177,000        (13,001,000)

Income tax (benefit)                                          -              (3,653,000)              -             (5,230,000)
                                                      ---------------    -----------------    ---------------    -------------
Net income (loss)                                        $  336,000         $(5,428,000)        $ 3,177,000        $(7,771,000)
                                                      ---------------    -----------------    ---------------    -------------
                                                      ---------------    -----------------    ---------------    -------------

Net income per common and common equivalent shares       $      .05               *             $       .49               *

Weighted average common and common equivalent
 shares outstanding                                       6,673,893               *               6,473,989               *
                                                      ---------------    -----------------    ---------------    -------------
                                                      ---------------    -----------------    ---------------    -------------

Net income per common shares-fully diluted               $      .05               *             $       .49               *

Weighted average common and common equivalent
 shares outstanding-fully diluted                         6,673,893               *               6,473,989               *
                                                      ---------------    -----------------    ---------------    -------------
                                                      ---------------    -----------------    ---------------    -------------




 * Per share results are not presented due to the general lack of comparability as a result of the revised capital structure of the Company.

See accompanying notes.

                                  CHEROKEE INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Successor           Predecessor
                                                                            Company              Company
                                                                        ---------------     -----------------
                                                                                  Six months ended
                                                                        -------------------------------------
                                                                        December 2,1995     November 26, 1994
                                                                        ---------------     -----------------
OPERATING ACTIVITIES
Net income (loss)                                                       $    3,177,000      $    (7,771,000)

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                                 12,000              457,000
  Amortization of goodwill and trademarks                                         -                 546,000
  Provision for bad debts                                                      212,000              341,000
  Benefit from deferred taxes                                                     -              (5,230,000)
  Amortization of deferred financing costs and debt discount                   (33,000)              57,000
  Interest income on note receivable from stockholder                           (7,000)               -
  Changes in current assets and liabilities:
    Decrease in accounts receivable                                          9,987,000              671,000
    Decrease (increase) in inventories                                      11,280,000           (5,433,000)
    Decrease in other current assets                                           166,000              122,000
    (Decrease) increase in accounts payable and accrued liabilities         (4,048,000)           4,558,000
                                                                        ---------------     -----------------
Net cash provided by (used in) operating activities                         20,746,000          (11,682,000)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                        -                (306,000)
Proceeds from sales of property and equipment                                   89,000                -
Decrease (increase) in notes receivable and other                           (1,519,000)             172,000
                                                                        ---------------     -----------------
Net cash used in investing activities                                       (1,430,000)            (134,000)

FINANCING ACTIVITIES
Decrease in long-term debt                                                        -              (5,596,000)
(Decrease) increase in short-term revolving credit and other               (14,213,000)          16,997,000
                                                                        ---------------     -----------------
Net cash used in financing activities                                      (14,213,000)          11,401,000
                                                                        ---------------     -----------------

Increase(decrease) in cash and cash equivalents                              5,103,000             (415,000)
Cash and cash equivalents at beginning of period                               285,000              501,000
                                                                        ---------------     -----------------
Cash and cash equivalents at end of period                              $    5,388,000      $        86,000
                                                                        ---------------     -----------------
                                                                        ---------------     -----------------



See accompanying notes.

                               CHEROKEE INC.
                       NOTES TO FINANCIAL STATEMENTS
               DECEMBER 2, 1995 (UNAUDITED) AND JUNE 3, 1995


(1)    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended December 2, 1995 are not necessarily indicative of the results that may be expected for the year ended June 1, 1996. For further information, refer to the financial statements and footnotes thereto included in Cherokee, Inc.'s ("Cherokee" or the "Company") annual report on Form 10-K for the period ended June 3, 1995.

(2)    SIGNIFICANT TRANSACTIONS

       (a) On December 1, 1995, Cherokee sold its patents and trademarks related to the "Rockers" brand footwear to Strategic Partners, Inc., for $250,000. A royalty will be paid to Cherokee if the "Rocker's" Trademark is used in connection with the sale of Cherokee footwear to the uniform trade.

       (b) During the Second Quarter Cherokee signed Retail Direct Licensing agreements with Mervyn's, Modern Woman/Woman's World, J. Byrons and Pamida. These agreements provide for monthly royalty payments on net sales of merchandise and their terms extend to December 31, 1999.

       (c) On November 27, 1995, the Company entered into a Master License Agreement for the Philippines with Mondragon International. During the term of the agreement, which expires on December 31, 2000, Mondragon International has guaranteed minimum royalties of $582,000.

(3)    PER SHARE INFORMATION

Earnings per share for the six month period ended December 2, 1995 (the "Six Months") and the three month period ended December 2, 1995 (the "Second Quarter") are computed by dividing net income by the weighted average number of common shares, including those yet to be distributed by the Disbursing Agent (See form 10-K) and common equivalent shares outstanding, assuming the use of the treasury stock method and using the average market price of the common stock for the Six Months and the Second Quarter, respectively. Included in common equivalent shares are various stock options and warrants which for the purpose of these computations are considered outstanding from the beginning of the period or time of issuance, if later.

In connection with the Company's December 23, 1994 prepackaged plan of reorganization, pursuant to Chapter 11 of the United States Bankruptcy Code, one million shares were issued to Cherokee's Disbursing Agent, to be distributed to holders of trade claims. As of the Second Quarter, 410,200 shares have been distributed. Most of the bankruptcy claims have been settled; consequently, the Company currently estimates, that of the remaining shares held by the Disbursing Agent, 475,000 shares will be returned for cancellation.

Per share data is not presented for the periods ended November 26, 1994, due to the general lack of comparability as a result of the revised capital structure of the Company.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Historically, the Company's principal business was manufacturing, importing and wholesaling casual apparel and footwear primarily under the Cherokee brand, and licensing the Cherokee trademark to unaffiliated manufacturers for the productions and marketing of apparel, footwear, and accessories that the Company did not manufacture, import or market. In May 1995, the Company set in motion a new strategy which resulted in the Company's principal business being a marketer and licensor of the Cherokee brand and other brands it owns or may acquire in the future. The Company has terminated manufacturing and importing apparel and footwear, has sold most of its inventories and on July 28, 1995 sold the assets of its uniform division.

The Company's new operating strategy now emphasizes retail direct licensing whereby the Company grants retailers the license to use the Cherokee trademark on certain categories of merchandise, including those products that the Company previously manufactured. Under this new operating strategy the Company has been able to significantly reduce its overhead and ongoing operating costs.

As a result of this newly adopted strategy, Cherokee today is no longer comparable to the former Cherokee.

Net Sales for the six months ended December 2, 1995 (the "Six Months") and the three months ended December 2, 1995 (the "Second Quarter") were $12,910,000 and $2,155,000, respectively. As a percentage of total Six Month and Second Quarter sales, licensing revenues represented 4% and 17% respectively, and the terminated businesses represented 96% and 83% respectively. Sales will continue to decrease as compared to previous periods, as revenue will be generated primarily through the licensing of the Company's trademarks.

The Company's gross profit margin for the Six Months and Second Quarter were $2,465,000 and $348,000 or 19% and 16% of net sales, respectively. The gross profit percentage has declined from historical levels as a result of the Company ceasing to manufacture and import apparel and footwear and selling its inventories.

Selling, general, and administrative expenses for the Six Months and Second Quarter were $3,066,000 and $425,000 or 24% and 20% of net sales, respectively. In the Six Months, selling, general and administrative expenses have declined from historical levels and will continue to decrease primarily as a result of the termination of the manufacturing and importing of apparel and footwear. This action enabled the Company to reduce its work force, space requirements and other operating expenses.

The Company's interest expense for the Six Months and the Second Quarter was $345,000 and $31,000 respectively. The Company's investment and interest income for the Six Months and the Second Quarter was $203,000 and $148,000 respectively. The Company has no debt and anticipates having interest income from investing its excess cash.

Based on the Company's anticipated results for fiscal 1996, management believes that it has available sufficient net operating loss carry forwards to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

On December 23, 1994, the Company refinanced its then outstanding revolving credit facility and term loan with The CIT Group ("CIT"). At September 1995, borrowings under the revolving credit facility and the term loan were fully paid. The Company terminated its borrowing agreements with CIT effective September 30, 1995.

On January 3, 1996, the Company had $4,726,000 in cash and cash equivalents and $553,000 in factored accounts receivables. Cash to repay the line of credit and term loan was generated from approximately $9,565,000 in cash proceeds from the sale of the Uniform Division and the liquidation of inventories and receivables of the apparel and footwear businesses. Cash flow needs over the next 12 months are expected to be met through the continued liquidation of the apparel and shoe division inventories and receivables, and operating cash flows generated from licensing revenues, and the Company's cash.

Cash provided by operations during the Six Months of $20,746,000 resulted from the reduction of inventories and receivables associated with the closure of the apparel and footwear divisions, and sale of the assets of the uniform division, partially offset by cash utilized in connection with the operational restructuring. Cash used in financing activities during the Six Months of $14,213,000 represented the pay-down of the Company's revolving credit facility and term loan with cash generated from the reduction of inventories and receivables. Investing activity over the first Six Months of Fiscal 1996 was relatively insignificant.


INFLATION AND CHANGING PRICES

Inflation has not had a significant effect on the Company's operations.



PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

       Other than the actions described below, there are no material legal proceedings pending by or against the Company.

       BANKRUPTCY PROCEEDINGS: Cherokee, Inc. has reached agreement in principle to settle all remaining unsecured creditors claims arising from its 1994 Chapter 11 proceedings. These claims are payable in shares of common stock of the Company, and therefore payment of these claims will not have a material adverse effect on the financial condition of the Company.

       The settlements include Cherokee's agreement to an allowed claim of $1,239,000 on an outstanding $33 million claim filed by a jeans importer who will receive 75,000 common shares in accordance with the Company's 1994 reorganization plan.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On October 30, 1995, the Company held its annual meeting of stockholders. At the meeting, the Company's 1995 Incentive Stock Option Plan (the "Plan"), was approved. 4,381,463 shares were voted for approval of the Plan, 67,574 shares were voted against approval of the Plan, and 73,705 shares abstained from voting.

ITEM 5.   OTHER INFORMATION

       The Board of Directors has approved a plan to repurchase up to one million shares of the Company's common stock, subject to the approval of a three-member committee of the Board. During the period December 15, 1995 to January 3, 1996, the Company repurchased 21,134 shares.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:    January 12, 1996


                                        CHEROKEE INC.



                                        BY:    ROBERT MARGOLIS
                                               ____________________________
                                               ROBERT MARGOLIS
                                               CHIEF EXECUTIVE OFFICER



                                        BY:    CAROL GRATZKE
                                               ____________________________
                                               CAROL GRATZKE
                                               CHIEF FINANCIAL OFFICER