Form 10-Q
period 1996-03-02
CHEROKEE INC
filed 1996-04-16
CIK 844161

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 2, 1996        Commission file number 0-18640

                                  CHEROKEE INC.
                                 --------------

             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

            Delaware                                     95-4182437
- ---------------------------------------      --------------------------------
  (State or other jurisdiction of             (I.R.S. employer identification
   incorporation or organization)                          number)

  6835 Valjean Avenue, VAn Nuys, CA                       91406
- ---------------------------------------      --------------------------------
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code   (818) 908-9868
                                                   ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.

                                       Yes X    No
                                          ----    ----
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                                       Yes X       No
                                          ----       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at April 12, 1996
- --------------------------------------      ----------------------------------
Common Stock, $.02 par value per share               [ 6,441,533 (1)]


- --------------
(1) INCLUDES 509,439 SHARES HELD BY CHEROKEE'S DISBURSING AGENT FOR DISTRIBUTION TO HOLDERS OF TRADE CLAIMS UNDER ITS PLAN OF REORGANIZATION. UPON RESOLUTION OF SUCH CLAIMS UNDER THE PLAN OF REORGANIZATION, SOME OF THESE SHARES MAY BE RETURNED TO CHEROKEE FOR CANCELLATION.

                                    CHEROKEE INC.


                                        INDEX


    PART 1.   FINANCIAL INFORMATION

         ITEM I.  FINANCIAL STATEMENTS

         Balance Sheets
              March 2, 1996 (Unaudited) and June 3, 1995

              Statements of Operations (Unaudited)
              Three Months and Nine Months ended
              March 2, 1996 and February 25, 1995
              (Predecessor Company)

         Statements of Cash Flow (Unaudited)
              Nine months ended March 2, 1996 and
              February 25, 1995 (Predecessor Company)

         Notes to Financial Statements


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         ITEM 5.  OTHER INFORMATION

                                    CHEROKEE INC.
                                    BALANCE SHEETS

                                                                            -----------------------------------
                                                                              March 2,1996        June 3,1995
                                                                            ----------------    ---------------
                                                                               (Unaudited)
Assets
Current assets:
 Cash and cash equivalents (includes Restricted cash of $311,000)          $      5,439,000    $      285,000
 Receivables, net                                                                   624,000        11,553,000
 Inventories                                                                        251,000        11,530,000
 Other current assets                                                               326,000           506,000
                                                                            ----------------    --------------
Total current assets                                                              6,640,000        23,874,000

Property and equipment, net                                                          26,000            37,000
Assets held for sale                                                              3,576,000         3,665,000
Notes receivable and other, net                                                   1,989,000           684,000
                                                                            ----------------    --------------
Total assets                                                                $    12,231,000    $   28,260,000
                                                                            ----------------    --------------
                                                                            ----------------    --------------

Liabilities and Common Stockholders' Equity

Current liabilities:
  Short-term revolving credit and other                                                            14,213,000
  Accounts payable and accrued expenses                                              20,000         1,360,000
  Accrued payroll and related expenses                                               37,000         1,559,000
  Other accrued liabilities                                                          74,000         2,306,000
  Income taxes payable                                                               74,000           100,000
                                                                            ----------------    --------------
Total current liabilities                                                           205,000        19,538,000

Deferred income taxes payable                                                     1,500,000         1,500,000

Stockholders' Equity:
Common stock, $.02 par value, 20,000,000 shares authorized,
 6,096,000 Shares issued and outstanding at June 3, 1995 and
 6,441,533 shares issued and outstanding at March 2, 1996                           129,000           122,000
Additional paid-in capital                                                       11,657,000        11,703,000
Accumulated deficit                                                              (1,058,000)       (4,411,000)
Note receivable from stockholder                                                   (202,000)         (192,000)
                                                                            ----------------    --------------
Stockholders' equity                                                             10,526,000         7,222,000
                                                                            ----------------    --------------
Total liabilities and stockholders' equity                                  $    12,231,000    $   28,260,000
                                                                            ----------------    --------------
                                                                            ----------------    --------------


See accompanying notes.

                                    CHEROKEE INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                          Successor         Predecessor          Successor         Predecessor
                                                           Company             Company            Company            Company
                                                        ------------      -----------------  ---------------    -----------------
                                                               Three months ended                    Nine months ended
                                                        -----------------------------------  ------------------------------------
                                                         March 2, 1996     February 25, 1995    March 2,1996     February 25, 1995
                                                         -------------     ----------------   ---------------    -----------------
Net sales                                                $     387,000     $     20,475,000   $    13,297,000    $      45,148,000

Cost of goods sold                                                               17,108,000        10,445,000           37,886,000
                                                         -------------     ----------------   ---------------    -----------------
Gross profit                                                   387,000            3,367,000         2,852,000            7,262,000

Selling, general and administrative expenses                   346,000            5,488,000         3,412,000           14,440,000
                                                         -------------     ----------------   ---------------    -----------------
Operating loss                                                  41,000           (2,121,000)         (560,000)          (7,178,000)

Other expenses(income):
Interest expense                                                (8,000)            (585,000)         (354,000)           4,881,000
Investment and Interest income                                (164,000)             (50,000)         (367,000)             (57,000)
Gain on sale of Uniform division & Other assets                (15,000)                  --        (3,840,000)                  --
Other                                                                              (178,000)          (96,000)             999,000
                                                         -------------     ----------------   ---------------    -----------------
Total other (income) expenses, net                            (171,000)            (357,000)       (3,949,000)           5,823,000

Income (loss) before income taxes                              212,000           (2,478,000)        3,389,000          (13,001,000)

Income tax(benefit)                                                 --           (3,653,000)               --           (5,230,000)
                                                         -------------     ----------------   ---------------    -----------------
Net income(loss)                                         $     212,000     $      1,175,000   $     3,389,000    $      (7,771,000)
                                                         -------------     ----------------   ---------------    -----------------
                                                         -------------     ----------------   ---------------    -----------------
Net income per common and common equivalent shares       $        0.03             *          $          0.52            *
                                                         -------------     ----------------   ---------------    -----------------
Weighted average common and common equivalent
 shares outstanding                                          6,574,961             *                6,476,487            *
                                                         -------------     ----------------   ---------------    -----------------
                                                         -------------     ----------------   ---------------    -----------------
Net income per common shares-fully diluted               $        0.03             *          $          0.52            *
                                                         -------------     ----------------   ---------------    -----------------
Weighted average common and common equivalent
 shares outstanding-fully diluted                            6,635,708             *                6,524,608            *
                                                         -------------     ----------------   ---------------    -----------------
                                                         -------------     ----------------   ---------------    -----------------

   * Per share results are not presented due to the general lack of comparability as a result of the revised capital structure of the Company.

See accompanying notes.

                                    CHEROKEE INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                               Successor        Predecessor
                                                                                Company           Company
                                                                            ----------------   ------------------
                                                                                     Nine months ended
                                                                            -------------------------------------
                                                                               March 2,1996    February 25, 1995
                                                                            ----------------   ------------------
OPERATING ACTIVITIES
Net income (loss)                                                          $      3,389,000   $    (7,771,000)

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                                     15,000           457,000
   Amortization of goodwill and trademarks                                                -          (546,000)
   Provision for bad debts                                                          112,000           341,000
   Benefit from deferred taxes                                                            -        (5,230,000)
   Amortization of deferred financing costs and debt discount                        76,000            57,000
   Interest income on note receivable from stockholder                              (10,000)                -
   Changes in current assets and liabilities:
    Decrease in accounts receivable                                              10,817,000           671,000
    Decrease (increase) in inventories                                           11,279,000        (5,433,000)
    Decrease in other current assets                                                180,000           122,000
    (Decrease) increase in accounts payable and accrued liabilities              (5,120,000)        4,558,000
                                                                            ----------------   ------------------
Net cash provided by (used in) operating activities                              20,738,000       (11,682,000)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                           (4,000)         (306,000)
Purchase of Treasury Stock                                                          (75,000)
Proceeds from sales of Assets held for sale                                          89,000                 -
(Increase) decrease in notes receivable and other                                (1,381,000)          172,000
                                                                            ----------------   ------------------
Net cash used in investing activities                                            (1,371,000)         (134,000)

FINANCING ACTIVITIES
Decrease in long-term debt                                                                -        (5,596,000)
(Decrease) increase in short-term revolving credit and other                    (14,213,000)       16,997,000
                                                                            ----------------   ------------------
Net cash used in financing activities                                           (14,213,000)       11,401,000
                                                                            ----------------   ------------------

Increase(decrease) in cash and cash equivalents                                   5,154,000          (415,000)
Cash and cash equivalents at beginning of period                                    285,000           501,000
                                                                            ----------------   ------------------
Cash and cash equivalents at end of period                                 $      5,439,000   $        86,000
                                                                            ----------------   ------------------
                                                                            ----------------   ------------------


See accompanying notes.

                                    CHEROKEE INC.
                            NOTES TO FINANCIAL STATEMENTS
                      MARCH 2, 1996 (UNAUDITED) AND JUNE 3, 1995

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 2, 1996 are not necessarily indicative of the results that may be expected for the year ended June 1, 1996. For further information, refer to the financial statements and footnotes thereto included in Cherokee Inc.'s ("Cherokee" or the "Company") annual report on Form 10-K for the period ended June 3, 1995.

(2) SIGNIFICANT TRANSACTIONS

    (a) During the Third Quarter Cherokee signed Retail Direct Licensing agreements with Venture Stores, Inc. and The Caldor Corporation. These agreements provide for royalty payments on net sales of merchandise and their terms extend to January 31, 1999.

(3) PER SHARE INFORMATION

Earnings per share for the nine month period ended March 2, 1996 (the "Nine Months") and the three month period ended March 2, 1996 (the "Third Quarter") are computed by dividing net income by the weighted average number of common shares, including those yet to be distributed by the Disbursing Agent (See form 10-K) and common equivalent shares outstanding, assuming the use of the treasury stock method and using the average market price of the common stock for the Nine Months and the Third Quarter, respectively. Included in common equivalent shares are various stock options and warrants which for the purpose of these computations are considered outstanding from the beginning of the period or time of issuance, if later.

In connection with the Company's December 23, 1994 prepackaged plan of reorganization, pursuant to Chapter 11 of the United States Bankruptcy Code, one million shares were issued to Cherokee's Disbursing Agent, to be distributed to holders of trade claims. As of the Third Quarter, 490,561 shares have been distributed. Most of the bankruptcy claims have been settled; consequently, the Company currently estimates, that of the remaining shares held by the Disbursing Agent, 475,000 shares will be returned for cancellation.

Per share data is not presented for the periods ended February 25, 1995, due to the general lack of comparability as a result of the revised capital structure of the Company.


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

Net Sales for the Nine Months ended March 2, 1996 (the "Nine Months") and the three months ended March 2, 1996 (the "Third Quarter") were $13,297,000 and $387,000, respectively. As a percentage of total Nine Month and Third Quarter sales, licensing revenues represented 6% and 76% respectively, and the terminated businesses represented 94% and 24% respectively. Sales will continue to decrease as compared to previous periods, as revenue will be generated primarily through the licensing of the Company's trademarks.

The Company's gross profit margin for the Nine Months and Third Quarter was $2,852,000 and $387,000 or 21% and 100% of net sales, respectively. The gross profit percentage is not comparable to historical levels as a result of the Company ceasing to manufacture and import apparel and footwear and selling its inventories.

Selling, general, and administrative expenses for the Nine Months and Third Quarter were $3,412,000 and $346,000 or 26% and 89% of net sales, respectively. In the Nine Months, selling, general and administrative expenses have declined from historical levels and will continue to decrease primarily as a result of the termination of the manufacturing and importing of apparel and footwear. This action enabled the Company to reduce its work force, space requirements and other operating expenses.

The Company's interest expense for the Nine Months and the Third Quarter was $354,000 and $8,000 respectively. The Company's investment and interest income for the Nine Months and the Third Quarter was $367,000 and $164,000 respectively. The Company has no debt and anticipates having interest income from investing its excess cash.

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

On April 12, 1996, the Company had $5,146,000 in cash and cash equivalents and $214,000 in factored accounts receivables. Cash to repay the line of credit and term loan was generated from approximately $9,565,000 in cash proceeds from the sale of the Uniform Division and the liquidation of inventories and receivables of the apparel and footwear businesses. Cash flow needs over the next 12 months are expected to be met through the continued liquidation of the apparel and shoe division inventories and receivables, and operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

Cash provided by operations during the Nine Months of $20,738,000 resulted from the reduction of inventories and receivables associated with the closure of the apparel and footwear divisions, and sale of the assets of the uniform division, partially offset by cash utilized in connection with the operational restructuring. Cash used in financing activities during the Nine Months of $14,213,000 represented the pay-down of the Company's revolving credit facility and term loan with cash generated from the reduction of inventories, receivables and the sale of the uniform division. Investing activity over the first Nine Months of Fiscal 1996 was primarily related to a $1,400,000 increase due to a note receivable received in connection with the sale of the uniform division.

INFLATION AND CHANGING PRICES

Inflation has not had a significant effect on the Company's operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Other than the actions described below, there are no material legal proceedings pending by or against the Company.

    BANKRUPTCY PROCEEDINGS: Cherokee, Inc. has reached agreement in principle to settle all remaining unsecured creditors claims arising from its 1994 Chapter 11 proceedings. These claims are payable in shares of common stock of the Company, and therefore payment of these claims will not have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

    The settlements include Cherokee's agreement to an allowed claim of $1,239,000 on an outstanding $33 million claim filed by a jeans importer who has received 75,000 common shares as final settlement in accordance with the Company's 1994 reorganization plan.

ITEM 5.  OTHER INFORMATION

    The Board of Directors has approved a plan to repurchase up to one million shares of the Company's common stock, subject to the approval of a three-member committee of the Board. During the period December 15, 1995 to April 1, 1996, the Company re-purchased 31,593 shares at a total cost of $116,981,of which 21,134 of the repurchased shares were pruchased and retired during Third Quarter. As a result of the retirement, Additional Paid in Capital and Retained Earnings were reduced by $38,000 and $36,000 respectively.

    At the February 26, 1996 Board meeting, the Board of Directors resolved that steps be taken on behalf of Cherokee to authorize the Disbursing Agent to return to Cherokee 475,000 shares of Common Stock and to cause these returned shares to be returned to the status of authorized and unissued shares.

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:        April 12, 1996


                                  CHEROKEE INC.



                                  BY:
                                       -----------------------------
                                       ROBERT MARGOLIS
                                       CHIEF EXECUTIVE OFFICER



                                  BY:
                                       ----------------------------
                                       CAROL GRATZKE
                                       CHIEF FINANCIAL OFFICER