Form 10-K/A
period 1996-06-01
CHEROKEE INC
filed 1996-09-19
CIK 844161

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                               FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
                   for the fiscal year ended June 1, 1996 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
               for the Transition Period from _______ to _______

                          Commission file No. 0-18640
                                _______________

                                 CHEROKEE INC.
               (Exact name of registrant as specified in charter)

         DELAWARE                                       95-4182437
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

6835 VALJEAN AVENUE
VAN NUYS, CA                                              91406
(Address of principal executive office)                 (Zip Code)

                                (818) 908-9868
             (Registrant's telephone number, including area code)
                              __________________

Securities registered pursuant to Section 12(b) of the Act:

            None

Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, $.02 per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)  YES   X       NO
                                   -----        -----
                          (2)  YES           NO   X
                                   -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                               YES           NO   X
                                   -----        -----

  Applicable Only to Registrants Involved in Bankruptcy Proceedings During the
                              Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               YES   X       NO
                                   -----        -----

As of August 9, 1996, the registrant had 7,650,813 shares of its Common Stock, par value $.02 per share, issued and outstanding.

As of August 9, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27,441,000 (computed on the basis of the last trade of the Common Stock on the NASDAQ Small Cap Issue Market on August 9, 1996).

Certain portions of the following document are incorporated by reference into
Part III of this Form 10-K:
The registrant's proxy statement for the Annual Meeting of Stockholders to be held on October 14, 1996.

                                 CHEROKEE INC.
                                     INDEX



                                                                     Page
PART  I

Item 1.        Business...........................................    3
Item 2.        Properties.........................................    9
Item 3.        Legal Proceedings..................................    9
Item 4.        Submission of Matters to a Vote of Security Holders    9

PART  II

Item 5.        Market for the Registrant's Common Equity and
               Related Stockholder Matters........................   10
Item 6.        Selected Financial Data............................   11
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation.................   13
Item 8.        Financial Statements and Supplementary Data........   18
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure................   19


PART  III

Item 10.       Executive Officers of the Registrant...............   20
Item 11.       Executive Compensation.............................   21
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management.....................................   21
Item 13.       Certain Relationships and Related Transactions.....   21

PART  IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K........................................   22

                                     PART I

ITEM 1.  BUSINESS

RECENT EVENTS
- -------------

  On April 24, 1995, a group including Robert Margolis, who founded Cherokee Inc.'s (the "Company") Apparel Division in 1981, and who had been the Company's Chairman and Chief Executive Officer from May 1989 to October 1993, purchased 1,358,000 shares, or approximately 22.3% of the Company's then outstanding Common Stock ("Common Stock"). On May 5, 1995, Mr. Margolis was appointed Chairman and Chief Executive Officer of the Company. After a period of assessment, Mr. Margolis set in motion a strategy which resulted in the Company's principal business being a marketer and licensor of the Cherokee brand and other brands it owns or may acquire in the future. The Company has terminated manufacturing and importing apparel and footwear, has sold most of its inventories of apparel and footwear and on July 28, 1995 sold the assets of its Uniform Division. The proceeds from these sales have been used to pay off all of the Company's indebtedness. As a result of discontinuing the apparel and footwear business and selling the Uniform Division, the number of employees was reduced from approximately 345 at May 28, 1994 to 15 by November 1, 1995. (See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.)

  Prior to this major strategic change, the Company (as defined below) was a designer, manufacturer, and marketer of casual apparel and footwear primarily under the Cherokee name. The Company operated four divisions during the fiscal year ended June 3, 1995 ("Fiscal 1995"): the Apparel Division, the Footwear Division, the Uniform Division, and the Licensing Division (collectively, the "Divisions"). The Apparel Division designed, manufactured, imported and marketed moderately priced, natural fiber women's and young girls' clothing. The Footwear Division designed, arranged for the manufacture of imported and marketed Cherokee brand and a broad line of private label footwear for women, men and children. The Uniform Division designed, manufactured and marketed Cherokee brand uniforms primarily for the medical industry. The Licensing Division continues to license the use of the Company's proprietary brand names to domestic and international licensees for a variety of apparel, footwear, accessories, home products and other lifestyle related products. Unless the context requires otherwise, the term the "Company" presently refers to Cherokee Inc., from June 1, 1993 to May 26, 1994 to Cherokee Inc. and its subsidiary, Priority Finishing Corporation, and prior to June 1, 1993, to Cherokee Inc., and The Cherokee Group and their respective predecessors and subsidiaries.

RESTRUCTURINGS
- --------------

  THE 1993 PLAN

  The Company, which was founded in 1973 and whose shares first became publicly traded in 1983, was acquired in a leveraged buy-out in 1989. In connection with the acquisition, the Company incurred substantial debt. As a result of a significant decrease in its earnings, the Company was unable to service its debt. On April 23, 1993, the Company and its then wholly-owned operating subsidiary, The Cherokee Group ("Group"), filed a petition with the United States Bankruptcy Court in the District of Delaware (the "Bankruptcy Court") for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). Concurrent with such filing, the Company and Group filed a joint "prepackaged" Plan of Reorganization (the "1993 Plan") which was the result of negotiations among the Company and unofficial representatives of its subordinated debtholders and stockholders. On May 28, 1993, the Bankruptcy Court confirmed the 1993 Plan, and on June 1, 1993 the 1993 Plan became effective. As a result of the 1993 Plan, Group was merged into the Company. Furthermore, subsequent to the effective date of the 1993 Plan, the Apparel Division (including the Uniform Division), the Footwear Division, the Licensing Division and, prior to its sale in May 1994, the Priority Finishing Division, were operated by the Company.

  THE 1994 PLAN

  It became apparent by October 1994 that the Company's business was not generating sufficient cash flow to service its existing debt. On November 7, 1994, the Company filed a petition with the Bankruptcy Court for relief under Chapter 11. Concurrent with such filing, the Company filed a "prepackaged" Plan of Reorganization (the "1994 Plan") which was the result of negotiations among the Company and unofficial representatives of its debtholders and stockholders. On December 14, 1994, the Bankruptcy Court confirmed the 1994 Plan, and on December 23, 1994 the 1994 Plan became effective (the "Effective Date"). For financial statement purposes the effective date of the 1994 Plan was assumed to be February 25, 1995.

  The consummation of the 1994 Plan resulted in the following: (1) a new credit agreement with the Company's sole secured creditor, the CIT Group/Business Credit, Inc. ("CIT"), the proceeds of which were used to satisfy the claims of the secured creditor under the prior credit facility; (2) the cancellation of all outstanding shares of the Company's common stock, par value $.01 (the "Old Common Stock") and the Series A, B, and C warrants to purchase Old Common Stock;
(3) the issuance of 4,900,000 shares of Common Stock to the holders of Old Notes in exchange for the principal amount of $76,565,000 (with accrued and unpaid interest of approximately $4,211,000 as of November 1, 1994) of Old Notes; (4) the issuance of 100,000 shares of Common Stock to the holders of Old Common Stock; and (5) the agreement to issue to the Company's general unsecured creditors 60.5504 shares of Common Stock for each $1,000 of such creditors' claims which were allowed by the Bankruptcy Court. To implement distribution of Common Stock to general unsecured creditors, 1,000,000 shares of Common Stock were issued to Cherokee's disbursing agent (the "Disbursing Agent"), of which the Company estimated that between 268,000 and 393,000 shares would be returned for cancellation. As of June 1, 1996 the Disbursing Agent had distributed 490,561 shares of Common Stock to general unsecured creditors, canceled 475,000 shares at the Company's request and held 34,439 shares of Common Stock.

CHANGES IN MANAGEMENT
- ---------------------

  In accordance with and on the Effective Date, a new Board of Directors was appointed. The seven directors were Peter Brown, Herschel Elias, Peter Handal, Jeffrey Schultz, B. Chris Schwartz, David Sarns, and Michael Seyhun. At such time the Board of Directors undertook a search for a new Chief Executive Officer of the Company. In the interim, Michael Seyhun, Chief Operating Officer of the Company, was the highest ranking officer. Concurrent with the appointment of Mr. Margolis as Chairman of the Board of Directors and Chief Executive Officer on May 5, 1995, Messrs. Brown, Handal, and Schwartz resigned as Directors and Mr. Margolis, Jess Ravich, and Douglas Weitman were appointed directors of the Company by the remaining directors. On June 21, 1995, Patricia Warren was elected President of the Company, and Michael Seyhun was elected Chief Financial Officer. On July 5, 1995, the number of authorized directors was increased from seven to nine and Keith Hull and Avi Dan were appointed directors. On July 25, 1995, David Sarns resigned as a director and on January 5, 1996, Michael Seyhun resigned as a director and Chief Financial Officer and left the Company. The Company presently has a seven member Board of Directors.

CHEROKEE'S LICENSING BUSINESS
- -----------------------------

  As of June 1, 1996, the Company had 29 continuing license agreements; eight of which were with retailers, ten of which were with domestic licensees and eleven of which were with international licensees. The Company's license agreements are with wholesalers and retailers and are either international masters or category specific exclusives or non-exclusives. Wholesale licensees manufacture and import various categories of apparel, footwear and accessories, primarily under the Cherokee trademark, and sell the licensed products to retailers. The Company's primary emphasis for the past year has been directed to retail direct licensing. In retail direct licensing, the Company grants retailers the license to use the Cherokee trademark on certain categories of merchandise, including those products that the Company previously manufactured, generally on a non-exclusive basis, and the retailer is responsible for designing and manufacturing the merchandise. The Company's license agreements, wholesale and retail, provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. The Company will continue to solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist the Company in this regard.

RETAIL DIRECT LICENSING
- -----------------------

  During May, June and July of 1995, Company management met with key retailers, conducted consumer research and developed its retail direct licensing marketing strategy. The Company launched its retail direct licensing marketing program on August 1, 1995.

  On August 15, 1995, the Company entered into a major strategic alliance with Target Stores, a division of Dayton Hudson Corporation ("Target"). Target was granted the exclusive right to use the Cherokee trademark in connection with the sale of the following female products in Target Stores: 5-pocket denim jeans and shorts, all female footwear, all 0-14 girlswear, and all women's and girls fashion accessories (the "Exclusive Products"). On November 1, 1995 the Company entered into a second agreement with Target, whereby Target was granted a non-exclusive right to use the Cherokee trademark in connection with the sale of merchandise in the following categories in Target Stores: women's casual denim & sportswear, activewear, golfwear, tenniswear, bodywear, careerwear, daywear, sleepwear, robes, loungewear, boys' activewear sizes 0-7, junior casual & denim sportswear, activewear, swimwear and dresses, home textiles (the "Non-exclusive Products"). During the terms of these agreements, which expire on January 31, 2001, Target has guaranteed minimum sales in excess of $575,000,000 with respect to the Exclusive and Non-exclusive Products. The royalty rate starts at 3% and varies, thereafter, based upon annual sales of the Exclusive and Non-exclusive Products. If Target's sales of the Exclusive Products exceed $200,000,000 in the last year of the agreement and in each year thereafter, the agreement will automatically renew for additional one year terms, subject to Target's right to terminate the agreement every third year. Target has the option beginning on January 31, 2002, to acquire in perpetuity the exclusive rights to manufacture, import and sell the Exclusive Products for a purchase price equal to (a) 10 times the royalty it paid Cherokee with respect to the Exclusive Products in the year prior to exercise of its option but not less than $40,100,000 less (b) the lesser of (i) one-half of the royalties it has paid during the term of the agreement with respect to Exclusive Products or (ii) one-half of (a) above; provided that the maximum price shall be $60,000,000. The agreement prohibits the Company from granting other exclusive Cherokee retail licenses and from granting any licenses to certain other major discount retailers in the territory. Target commenced the initial sales of Exclusive and Non-Exclusive Products in July 1996.

As of June 1, 1996, the Company had entered into eight retail direct non-exclusive license agreements and is negotiating with several other retailers for additional non-exclusive retail direct agreements. The categories of product available for non-exclusive license agreements include Missy, Large Size, Petite, and Junior Sportswear and Activewear (historically Cherokee's largest selling apparel lines), cosmetics, accessories, home, and outdoor products. Major categories of menswear and boyswear not the subject of existing wholesale license agreements are also available. Royalties on non-exclusive retail licenses begin at 3% of the retailer's net sales of licensed product and may decrease depending on the retailer's annual sales of licensed products and/or the retailer's guaranteed annual sales of licensed product.

WHOLESALE LICENSING
- -------------------

The Company will continue to grant and administer exclusive wholesale licenses to unaffiliated manufacturers for the production and marketing under the Cherokee trademark of apparel, uniform footwear, accessories, and a variety of other products for men, women and children that are not already the subject of exclusive licenses. Wholesale licensed products presently include women's intimate apparel, maternity, socks, sunglasses, watches and men's activewear. The Company recently entered into a licensing agreement with Westpoint Stevens, Inc. for the development and distribution of home textile product categories in the United States. The Company's wholesale license agreements typically require the wholesale licensee to pay royalties on revenues against a guaranteed minimum royalty that generally increases over the term of the agreement.

INTERNATIONAL LICENSING
- -----------------------

  The Cherokee brand is broadly licensed in the Far East. Suzuya Co. Ltd. ("Suzuya"), the Far East licensee, operates 21 Cherokee retail stores in Japan, and has eight sub-licensees that manufacture and sell Cherokee brand apparel and accessories to the Cherokee stores and to other unaffiliated retailers. The Company's new strategy includes the expansion of its international licensing business in other territories. New licensing agreements have been signed with Mondragon, a Philippines based company, and Blackduck Enterprises, subsidiary of Kannaouros & Sons Ltd., a Greek corporation.

TRADEMARKS
- ----------

  The Company owns the Cherokee trademark and tradename, and each is registered with the United States Patent and Trademark Office and in certain other countries. The Company intends to renew these registrations prior to expiration. The Company protects its trademarks and trade names domestically and internationally by seeking to monitor on an ongoing basis any unauthorized use of its trademarks and trade names.

MARKETING
- ---------

  Historically, the Company had spent between 3% and 4% of its sales on advertising. Advertising, product, labeling and presentation are integrated to deliver one clear and consistent message. The advertising is intended to project a positive image to the consumer and the retailer. The Company and its licensees intend to promote a positive image in marketing the Cherokee brand through advertising, public relations programs, and editorial coverage. During the fiscal year ended June 1, 1996, the Company's advertising costs were minimal. As the Company's licensing revenues increase, the Company, in coordination with its licensees, will increase its advertising costs.

COMPETITION
- -----------

  The manufacture and distribution of apparel and footwear are highly competitive businesses characterized by their ease of entry. The Company competed with numerous domestic and foreign manufacturers, many of which were larger or are associated with companies with substantially greater financial resources than the Company. Traditional competitors of the Company included Levi Strauss & Co., Liz Claiborne, Guess?, Esprit de Corp., VF Corp., Bernard Chaus and private labels developed for retailers. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis.

  Cherokee brand footwear, apparel, and accessories, manufactured by wholesale licensees and sold to retailers and retail licensees, will be subject to almost all of the same competitive pressures that the Company's products were subject. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, the Company's business plan principally focuses on creating strategic alliances with major retailers for their sale of Cherokee products through the licensing of the

Cherokee trademark directly to retailers. Other companies owning established trademarks could also enter into similar arrangements with retailers.

EMPLOYEES
- ---------

  As of July 15, 1996, with the nature of its business having changed from that of prior periods, the Company employed approximately 15 persons all of whom are involved in the Company's sole remaining line of business, licensing. None of the Company's employees are represented by labor unions and the Company believes that its employee relations are satisfactory.

FISCAL 1996 AND FISCAL 1995 SALES BY DIVISION
- ---------------------------------------------

  The following chart sets forth the approximate net sales of each of the Divisions during fiscal year 1996 ("Fiscal 1996") and Fiscal 1995 (which includes the nine month period ended February 25, 1995 and the three month period ended June 3, 1995), and the percentage such sales represents of the Company's Fiscal 1996 and 1995 sales.

                        1996 FISCAL YEAR            1995 FISCAL YEAR
                             SALES         %              SALES          %
                        ------------------------    ------------------------
Apparel Division        $ 7,846,000      56.4        $47,726,000       55.6
Uniform Division          2,301,000      16.6         17,369,000       20.2
Footwear Division         2,331,000      16.8         18,982,000       22.1
Licensing Division        1,421,000      10.2          1,810,000        2.1
                        ------------------------    ------------------------
                        $13,899,000     100.0        $85,887,000      100.0
                        ========================    ========================

          As a result of the Company's decision to exit the apparel and footwear manufacturing and wholesaling businesses and to sell the Uniform Division, all of which were substantially completed during Fiscal 1996, the Company will not derive any significant sales from these businesses after the first quarter of Fiscal 1997.

THE COMPANY'S FORMER BUSINESSES
- -------------------------------

  During Fiscal 1995, the Company agreed to sell the Uniform Division, to exit the apparel and footwear manufacturing, importing and wholesaling businesses and to dispose of the real estate owned by it. Under Section 271 of the General Corporate Law of Delaware, these actions could have been deemed to be the sale of substantially all the assets of the Company. Accordingly, on June 21, 1995, the Company's Board of Directors adopted resolutions approving the foregoing and recommended that the matter be submitted for approval of the Company's stockholders. Such approval was obtained by written consent of a majority of the Company's stockholders dated June 23, 1995.

  APPAREL DIVISION

  The Apparel Division manufactured and distributed a product line of moderately priced Women's apparel and Youthwear. Women's apparel accounted for approximately 91% of the Apparel Division's sales and Youthwear approximately 9% during Fiscal 1995. Bottoms and tops retailed in the range of $20 to $35 for women's and $15 to $25 for Youthwear. The Apparel Division's products were sold nationwide in a variety of department and discount stores, including Federated Stores, May Co., J.C. Penney, Kohl's, Mervyn's, and Sears.

  By the end of Fiscal 1995, the Company began implementing its new strategy and all activity relating to new orders and new production in the Apparel Division ceased and the Company commenced the liquidation of its apparel inventories. Since its founding in 1981, the Apparel Division was primarily a niche marketer of novelty fabrication and styles, primarily for the female consumer. During fiscal year 1994 ("Fiscal 1994") the Apparel Division closed its men's division and its private label division. In addition, by the end of Fiscal 1994 the Uniform Division was separated from the Apparel Division and was established as a separate operating division of the Company. After Mr. Margolis' resignation in October 1993, the new management of the Apparel Division began to implement a new operating strategy which was first reflected in its back to school product line for Fall 1994. The new Apparel Division strategy was core styling and fabrications primarily in casual bottoms for all female age groups. The new operating strategy failed dramatically. Sales for the first six months of Fiscal 1995 were substantially less than planned and inventories were substantially greater than planned. As a result, the Apparel Division returned to its historic product line during the second half of Fiscal 1995 focusing on products for the Missy and Special Sizes customer. During Fiscal 1996, most of the remaining inventory was liquidated. The Company expects to complete the sale of its inventory by the end of the first quarter of Fiscal 1997.

  FOOTWEAR DIVISION

  By the end of Fiscal 1995, the Company began implementing its new strategy and all activity relating to new orders and new production in the Footwear Division ceased and all inventory was liquidated by the end of Fiscal 1996. The Footwear Division designed, arranged for the manufacture of, imported and marketed Cherokee brand footwear for women and children to shoe store chains, specialty stores and department stores, and a line of private label footwear for major retailers primarily on a commission basis.

  The Cherokee brand footwear line consisted of a full range of shoes, including Cherokee comfort casuals (such as sandals, moccasins and closed shoes), Cherokee athletics (such as sports shoes), and sports leisure shoes (such as walking shoes and hiking shoes). All Cherokee brand footwear products were imported, primarily from Latin America, the Far East and Italy, and generally retailed in the $12 to $70 range. For twenty-five years Cherokee brand footwear has been sold in a variety of department stores, such as Nordstrom's, The Broadway Stores, Younkers, J. Byrons, Herberger's and Sears; store chains, such as Famous Footwear and Kinney; and specialty stores such as Big 5, Bob's and Sports Authority.

  UNIFORM DIVISION

  The Uniform Division designed, sourced, marketed and distributed Cherokee brand uniforms primarily for the medical industry. The Division's products consisted of tops, bottoms and lab coats in white and medical scrub colors, which generally retailed in the $23 to $40 range. In Fiscal 1995, the Uniform Division began a school uniform program, which accounted for approximately 3.5%
of its sales.   The Uniform Division sold its products in more than 1,500
locations through retail stores and specialty catalogs, including Life Uniforms and J.C. Penney.

  On July 28, 1995, the Company sold the assets of the Uniform Division to Strategic Partners, Inc. ("Strategic Partners"), a corporation which was formed by Michael Singer and investors unaffiliated with Cherokee. Mr. Singer was the President of the Uniform Division until the sale of the Uniform Division and is the President and Chief Executive Officer of Strategic Partners. The assets sold included accounts receivable, inventory, furniture and fixtures, equipment, and the exclusive right to use the Cherokee trademark with respect to the manufacture and sale of uniforms. The sales price was approximately $11,700,000, which was $4,000,000 greater than the book value of the assets that were sold. Of the purchase price, approximately $9,575,000 was paid in cash and $2,125,000 was paid by a 10% subordinated promissory note (the "Note"). The Note requires quarterly payments of interest and annual principal payments of $300,000 on July 27, 1997, 1998, 1999 and 2000 with the remaining principal amount due on July 27, 2001. In addition, Strategic Partners will pay Cherokee royalties with respect to its sales of Cherokee brand uniform footwear, and beginning in June 2001, will pay Cherokee, subject to certain conditions, a royalty equal to 2% of annual sales of Cherokee brand uniforms in excess of $30,000,000.

RAW MATERIALS, MANUFACTURING AND SOURCING
- -----------------------------------------

  The Apparel and Footwear Divisions ceased all activity relating to the sourcing and manufacturing of product and the Uniform Division was sold on July 28, 1995. The Company's on-going licensing business does not require the acquisition of new materials or the manufacturing or sourcing of finished goods.

DISTRIBUTION AND SALES
- ----------------------

  By the end of Fiscal 1995, the Company's sales efforts were directed towards the sale of the Company's inventories of finished goods and work-in-process. The Company has reduced its open-to-sell inventories from approximately 860,000 units of apparel and footwear at June 3, 1995 to approximately 130,000 units at June 1, 1996. The Company expects to complete the sale of its inventories by September 30, 1996.

ITEM 2.  PROPERTIES

  The Company owns a building of approximately 100,000 square feet on ten acres of land in Sunland, California, which housed its principal offices and fabric cutting facility. This property is listed for sale or lease. By October 15, 1995 the Company moved all its employees out of this facility and into a 3,000 square foot office facility in Van Nuys, California which the Company shares with The Wilstar Group ("Wilstar"), a business name used by The Newstar Group, to which Mr. Margolis serves as Chief Executive Officer. The Company believes this facility is currently adequate for its expected requirements for the next few years. The Company leases an 1,158 square foot showroom facility in Dallas, Texas, which it no longer occupies. The Company has subleased this facility. The lease expires on February 28, 1998. The Company also shares a 4,000 square foot warehouse storage facility with Wilstar.

ITEM 3.  LEGAL PROCEEDINGS

  In connection with the 1994 Plan, the Company has settled in principle all claims submitted by trade creditors and other claimants. Pursuant to the 1994 Plan, the Company will pay all such claims by delivering to the claimant 60.5504 shares of Common Stock per $1,000 of allowed claims. Accordingly, the resolution of such claims will have no adverse effect on the Company's business, consolidated financial position or results of operations.

  In the ordinary course of business, the Company becomes involved in certain legal claims and litigation. In the opinion of Management, based upon consultations with legal counsel, the disposition of litigation currently pending against the Company will not have, individually or in the aggregate, a materially adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of holders of Common Stock during the fourth quarter of Fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  On December 29, 1994, the Common Stock began to trade on the NASDAQ Small Cap Issues Market under the symbol CHKE. The table below sets forth for each of the fiscal quarters since the Common Stock began such trading the range of the high and low bid information for the Common Stock.


FISCAL 1995                               HIGH         LOW
- -----------                              ------       -----

Quarter ended February 25, 1995          $   4        $   2
Quarter ended June 3, 1995                 3 5/16       1 5/8

FISCAL 1996
- -----------
Quarter ended September 2, 1995            5 1/2        2 1/2
Quarter ended December 2, 1995             4 7/8        3 1/2
Quarter ended March 2, 1996                4 3/4        2 7/8
Quarter ended June 1, 1996                 7 3/8        3 7/8

  On May 31, 1996, the latest bid price for the Common Stock reported on the NASDAQ Small Cap Issues Market was $6.50 per share.

  As of May 31, 1996, the number of stockholders of record of the Common Stock was 155. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

  On May 30, 1996, the Company made a tax free distribution of capital to all shareholders of record as of May 15, 1996. The distribution was $.60 per share on Common Stock and was made in accordance with Section 316 of the Internal Revenue Code of 1986. The Company's Board has not established an existing policy regarding the ongoing payment of dividends. The Company's Board may in the future declare dividends from time to time based upon the availability of cash and its evaluation at such time of the Company's ongoing cash requirements and the most desirable utilization of such cash.

  As a result of the 1994 Plan, the Company filed a Form 15 with the Securities and Exchange Commission (the "SEC") terminating the registration of the Old Common Stock under the Securities Exchange Act of 1934 (the "Exchange Act"). On April 25, 1995, the Company filed a Form 10 Registration Statement (the "Registration Statement") with the SEC to register the Common Stock under the Act. The Registration Statement became effective on June 27, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected consolidated financial information, except as noted herein, has been taken or derived from the audited consolidated financial statements of the Company and its Predecessor and should be read in conjunction with the consolidated financial statements included herein. The selected consolidated financial information and accompanying notes should be read in conjunction with the historical consolidated financial statements of the Company, including the notes thereto and other financial information pertaining to the Company included elsewhere herein. See "Financial Statements and Supplementary Data."


                                             Successor Company                               Predecessor Company
                                         ------------------------       ---------------------------------------------------------
                                           Year         3 Months           9 Months         Year          Year          Year
                                          Ended           Ended              Ended          Ended         Ended         Ended
STATEMENT OF OPERATIONS DATA:             June 1,        June 3,           Feb.  25,       May 28,       May 29,       May 30,
($ IN THOUSANDS EXCEPT PER                 1996           1995               1995           1994          1993          1992
 SHARE DATA)                             ------------------------       ---------------------------------------------------------
Net sales...............................  $13,899       $20,264            $ 65,623        $114,087      $157,299      $194,944
Cost of goods sold......................   10,445        16,310              54,994          83,225       115,630       136,146
                                         ------------------------       ---------------------------------------------------------
Gross profit............................    3,454         3,954              10,629          30,862        41,669        58,798
Selling, general and administrative
 expenses...............................    4,460         5,153              19,097          30,974        39,600        40,467
Performance option expense..............    4,567/(5)/        -                   -               -             -             -
Amortization of trademarks
 and goodwill...........................        -             -                 819           1,691         2,531         2,534
Operational restructuring...............        -         3,165                   -           6,052             -             -
Write-off of reorganization value in
 excess of amounts allocable to
 identifiable assets....................        -             -                   -           9,281             -             -
                                         ------------------------       ---------------------------------------------------------
Operating (loss) income.................   (5,573)       (4,364)             (9,287)        (17,136)         (462)       15,797
Other expense (income)..................      (96)         (116)               (167)            141           975           933
Interest expense........................      355           587               5,467          11,914/(1)/   23,512/(1)/   27,759/(1)
Investment and interest  income.........     (543)          (24)               (107)            (55)         (344)         (805)
Gain on sale of Uniform Div
 and other assets.......................   (3,840)            -                   -               -             -             -
Reorganization items....................        -             -              54,093/(3)/          -        40,599/(2)/        -
                                         ------------------------       ---------------------------------------------------------
Loss before income taxes................   (1,449)       (4,811)            (68,573)        (29,136)      (65,204)      (12,090)
Income tax benefit......................        -          (400)             (5,230)         (4,306)       (3,146)       (3,240)
                                         ------------------------       ---------------------------------------------------------
Loss before extraordinary item..........   (1,449)       (4,411)            (63,343)        (24,830)      (62,058)       (8,850)
Extraordinary item (net of
 income  taxes).........................        -             -              88,291/(3)/          -        82,379/(2)/        -
                                         ------------------------       ---------------------------------------------------------
Net (loss) income.......................   (1,449)       (4,411)             24,948         (24,830)       20,321        (8,850)
Preferred dividend requirement..........        -             -                   -               -           973           982
Net (loss) income applicable
 to common stock........................  $(1,449)      $(4,411)            $24,948        $(24,830)     $ 19,348      $ (9,832)
Net (loss)  per share/(4)/..............  $ (0.22)      $ (0.72)                  -/(4)/          -/(4)/        -/(4)/        -/(4)/
Cash distribution of capital
 per share..............................  $  0.60             -                   -               -             -             -

BALANCE SHEET DATA:                       JUNE 1,        JUNE 3,           FEB. 25, /(3)/   MAY 28,      MAY 29, /(2)/ MAY 30,
                                           1996           1995             1995              1994         1993          1992
                                         ------------------------       ---------------------------------------------------------
Working capital.........................  $   227       $ 2,836             $27,321        $ 26,517      $ 35,510      $ 55,056
Total assets............................    8,320        28,260              41,527          93,700       124,622       214,198
Long-term debt, net of
 current maturities.....................        -             -              18,995          83,204        79,338       158,671
Redeemable preferred stock..............        -             -                   -               -             -        14,429
Stockholders' equity (deficit)..........    6,070         7,222              11,825         (11,630)       13,200         1,118

NOTES TO SELECTED FINANCIAL DATA

/(1)/ Interest expense includes non-cash charges of $12,904 for the year ended
      May 30, 1992, $20,451 for the year ended May 29, 1993, $9,420 for the year ended May 28, 1994 and $4,361 for the nine months ended February 25, 1995. Non-cash interest for the year ended May 29, 1993 includes the November 1, 1992 Reset Note interest payment that the Company did not pay.

/(2)/ On May 28, 1993, the 1993 Plan was confirmed by the Bankruptcy Court and became effective on June 1, 1993. For financial statement purposes the effective date of the 1993 Plan was assumed to be May 29, 1993, the last day of the Company's fiscal year. The Company has implemented "fresh start" reporting; therefore all assets and liabilities have been restated to reflect the reorganization value of the Company, and as such the May 29, 1993 balance sheet is that of a successor company, however identified as a Predecessor Company as a result of the subsequent reorganization reflected as of February 25, 1995.

/(3)/ On December 14, 1994, the 1994 Plan was confirmed by the Bankruptcy Court and became effective on December 24, 1994. For financial statement purposes the effective date of the Plan was assumed to be February 25, 1995, the last day of the third quarter of the Company's fiscal year. The Company has implemented "fresh start" reporting; therefore all assets and liabilities have been restated to reflect the reorganization value of the Company and as such the June 3, 1995 balance sheet is that of a successor company. See Notes 1 and 2 to the accompanying Consolidated Financial Statements.

/(4)/ Earnings per share for periods subsequent to the adoption of fresh-start reporting as of February 25, 1995 is based on the weighted average number of common shares, including those yet to be distributed by the Disbursing Agent (See Note 1 to the Consolidated Financial Statements). Per share data are not presented for periods ending prior to June 3, 1995, due to the general lack of comparability as a result of the revised capital structure of the Company under the 1994 Plan.

/(5)/ Represents a non-cash charge of $4,567,000 resulting from the exercise of The Wilstar Group ("Wilstar") performance options. Wilstar is a related party, majority owned by Robert Margolis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                              Successor Company                           Predecessor Company
                                       -------------------------------          --------------------------------------
                                                                                  Nine Months
                                       Year Ended        Three Months                Ended                 Year Ended
                                         June 1,         Ended June 3,            February 25,               May 28,
                                          1996               1995                     1995                    1994
                                       -------------------------------          --------------------------------------
NET SALES
   Apparel Division/(1)/.............. $ 7,846,000        $10,510,000              $37,216,000            $ 76,018,000
   Footwear Division..................   2,331,000          4,427,000               14,555,000              20,512,000
   Licensing Division.................   1,421,000            325,000                1,485,000               2,335,000
   Priority Finishing Division/(2)/...           -                  -                        -              16,709,000

   Other/Uniforms/(3)/................   2,301,000          5,002,000               12,367,000              (1,487,000)
                                       -----------        -----------              -----------            ------------

     Total Company.................... $13,899,000        $20,264,000              $65,623,000            $114,087,000
                                       ===========        ===========              ===========            ============

 GROSS PROFIT
   Apparel Division/(1)/.............. $ 1,217,000        $   620,000              $   760,000            $ 20,377,000
   Footwear Division..................      56,000          1,242,000                4,189,000               6,423,000
   Licensing Division.................   1,421,000            325,000                1,485,000               2,335,000
   Priority Finishing
    Division/(2)/.....................           -                  -                        -               1,946,000
   Other/Uniforms/(3)/................     760,000          1,767,000                4,195,000                (219,000)
                                       -----------        -----------               ----------            ------------

     Total Company.................... $ 3,454,000        $ 3,954,000              $10,629,000            $ 30,862,000
                                       ===========        ===========              ===========            ============

 SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES............. $ 4,460,000        $ 5,153,000              $19,097,000            $ 30,974,000

PERFORMANCE OPTION EXPENSE............ $ 4,567,000/(4)/             -                        -                       -

OPERATING LOSS........................ $(5,573,000)       $(4,364,000)/(5)/        $(9,287,000)/(5)/      $(17,136,000)/(5)/

- -------------------
/(1)/ By the end of Fiscal 1994, the Uniform Division was separated from the Apparel Division and was established as a separate Division of the Company. The Uniform Division's sales of approximately $12,923,000 during Fiscal 1994 are included in the Apparel Division's sales of $76,018,000. The Apparel Division's gross profit for Fiscal 1994 includes the gross profit of the Uniform Division.

/(2)/ The Company's percentage ownership in Priority Finishing Division was sold on May 26, 1994 to Priority Finishing Corporation.

/(3)/ Other consists of the elimination of intercompany transactions and the Uniform Division's results for periods ending February 25, 1995 and June 3, 1995.

/(4)/ A non-cash charge of $4,567,000 resulting from the exercise of performance options for the year ended June 1, 1996.

/(5)/ Operating loss includes an operational restructuring charge for the three months ended June 3, 1995 and fiscal year ended May 28, 1994 totaling $3,165,000 and $6,052,000 respectively, and the write off of reorganization value in excess of amounts allocable to identifiable assets of $9,281,000 for the fiscal year ended May 28, 1994.


FISCAL 1996

Historically, the Company's principal business was manufacturing, importing and wholesaling casual apparel and footwear primarily under the Cherokee brand, and licensing the Cherokee trademark to unaffiliated manufacturers for the production and marketing of apparel, footwear, and accessories that the Company did not manufacture, import or market. In May 1995, the Company set in motion a new strategy which resulted in the Company's principal business being a marketer and licensor of the Cherokee brand and other brands it owns or may acquire in the future. The Company has terminated manufacturing and importing apparel and footwear, has sold most of its inventories and on July 28, 1995 sold the assets of its Uniform Division.

In previous years, the Company's Licensing Division operated primarily a wholesale licensing program; it licensed the Cherokee trademark to unaffiliated manufacturers for the production and marketing of apparel, footwear, and accessories that the company did not manufacture, import or market. The Company's current operating strategy emphasizes retail direct licensing whereby the Company grants retailers the license to use the Cherokee trademark on certain categories of merchandise, including those products that the Company previously manufactured. Under this operating strategy the Company has been able to significantly reduce its overhead and ongoing operating costs.

As a result of this newly adopted strategy, the Company today is no longer comparable to the former Cherokee.

RESULTS OF OPERATIONS

Net sales for Fiscal 1996 were $13,899,000, of which $1,421,000 represented licensing revenues. As a percentage of total sales, licensing revenues represented 10.2%, and the terminated businesses represented 89.8%. It is anticipated that the remaining inventory will be liquidated by September 30, 1996. Product sales will continue to decrease as compared to previous periods, as revenue will be generated primarily through the licensing of the Company's trademarks.

The Company's gross profit margin for Fiscal 1996 was $3,454,000 or 25% of net sales. The gross profit percentage is not comparable to historical levels as a result of the Company ceasing to manufacture and import apparel and footwear and selling its inventories.

Selling, general and administrative expenses for Fiscal 1996 were $4,460,000 or 32% of net sales. During the year, selling, general and administrative expenses have declined from historical levels primarily as a result of the termination of the manufacturing and importing of apparel and footwear and the sale of its Uniform Division. These actions enabled the Company to significantly reduce its work force, space requirements and other operating expenses.

In Fiscal 1996 the Company recorded a non-cash charge to expense of $4,567,000 for Wilstar performance options, which is the difference between the exercise price and the value of certain performance options granted to and exercised by Wilstar (See Note 13: Employment and Management Agreements).

The Company's interest expense for Fiscal 1996 was $355,000. The Company's investment and interest income for the same period was $543,000. The Company has no debt and anticipates having interest income from investing its excess cash.

For Fiscal 1996, the Company's gain on sale of assets was attributable to the sale of the Uniform Division and the "Rockers" trademark. On July 28, 1995, the Company sold the assets of the Uniform Division to Strategic Partners. The assets sold included accounts receivable, inventory , furniture and fixtures, equipment and the exclusive right to use the Cherokee trademark with respect to the manufacture and sale of uniforms. The sales price was $11,700,000, which was $4,000,000 greater than the book value of the assets that were sold. Of the purchase price, $9,575,000 was paid in cash and $2,125,000 was paid by a 10% subordinated promissory note (the "Note"). The Note requires quarterly payments of interest and annual principal payments of $300,000 on July 27, 1997, 1998, 1999 and 2000 with the remaining principal amount due on July 27, 2001. The Company has recorded the note at its estimated fair value of $1,588,000, which represents a discount of $537,000. In addition, Strategic Partners will pay Cherokee royalties with respect to its sales of Cherokee brand uniform footwear, and beginning in June 2001, will pay Cherokee, subject to certain conditions, a royalty equal to 2% of annual sales of Cherokee brand uniform in excess of $30,000,000. On December 1, 1995, the Company sold its patents and trademarks related to the "Rockers" brand footwear to Strategic Partners. for $250,000. A royalty will be paid to Cherokee if the "Rockers" trademark is used in connection with the sale of Cherokee footwear to the uniform trade.

Based on the Company's anticipated results for Fiscal 1997, management believes that it has available sufficient net operating loss carry forwards to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

On December 23, 1994, the Company refinanced its then outstanding revolving credit facility and term loan with The CIT Group ("CIT"). Pursuant to the Company's operational restructuring plan, as of August 21, 1995, the term loan was fully paid and borrowings under the revolving credit facility was approximately $200,000. Cash to repay the debt was generated from approximately $9,575,000 in cash proceeds from the sale of the Uniform Division and the liquidations of inventories and receivables of the Apparel and Footwear Divisions. At September 1995, borrowings under the revolving credit facility and the term loan were fully paid. The Company terminated its borrowing agreements with CIT effective September 30, 1995.

On June 1, 1996, the Company had $1,517,000 in cash and cash equivalents. Capital needs over the next 12 months are expected to be met through the continued liquidation of the Apparel Division inventories and receivables, operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

During Fiscal 1996, cash provided by operations of $19,710,000 resulted from the reduction of inventories and receivables associated with the closure of the Apparel and Footwear Divisions, and sale of the assets of the Uniform Division, partially offset by cash utilized in connection with the operational restructuring. During the same period cash used in financing activities of $18,414,000 represented the pay-down of the Company's revolving credit facility and term loan and the cash distribution of capital with cash generated from the reduction of inventories, receivables and the sale of the Uniform Division.

INFLATION AND CHANGING PRICES

Inflation, traditionally, has not had a significant effect on the Company's operations. Since most of the Company's future revenues are based upon a percentage of sales of the licensed products by the Company's licensees, the Company does not anticipate that inflation will have a material impact on future operations.

FISCAL 1995

Net Sales for the three months ended June 3, 1995 were $20,264,000, which accounted for approximately 24% of Fiscal 1995 sales. As a percentage of total fourth quarter sales, the Apparel Division represented 52%, the Footwear Division represented 22%, the Uniform Division represented 24%, and the Licensing Division represented 2%. Sales continued to decrease during the fourth quarter of Fiscal 1995 as compared to previous periods as a result of a lack of retailer confidence stemming from the 1994 Plan and the Company's May 1995 announcement that it would be exiting apparel and footwear manufacturing and wholesaling businesses.

The Company's gross profit margin for the three months ended June 3, 1995 was $3,954,000 or 20% of net sales. The gross profit percentage has declined from previous levels of 27% in Fiscal 1994 and 26% in Fiscal 1993 primarily as a result of deteriorating margins for the Company's Apparel Division, which has experienced continued pricing pressures and lack of retailer confidence. The overall performance of the Apparel Division was a key contributing factor to the 1994 Plan and 1995 operational restructuring.

Selling, general and administrative expenses for the three months ended June 3, 1995 were $5,153,000, which accounted for approximately 21% of Fiscal 1995 selling, general and administrative expenses. Selling, general and administrative expenses declined in the fourth quarter of Fiscal 1995 as a result of the 1994 Plan which enabled the Company to reduce operating expenses through the rejections of leases and other executory contracts and personnel reduction.

The Company's net interest expense was $587,000 for the three months ended June 3, 1995, as compared to $5,467,000 for the nine months ended February 25, 1995. The decrease in net interest expense is attributable to the 1994 Plan which eliminated $76,565,000 in Subordinated Notes.

NINE MONTHS ENDED FEBRUARY 25, 1995 COMPARED TO NINE MONTHS ENDING FEBRUARY 26, 1994

Net sales for the nine months ended February 25, 1995 (the "1995 Nine Months") were $65,623,000, a decrease of $19,170,000, or 22.6%, from $84,793,000 for the nine months ended February 26, 1994 (the "1994 Nine Months"). Net sales in the 1994 Nine Months include sales of $10,201,000 of Priority Finishing Corporation ("Priority"), which was sold in May 1994. After adjusting for Priority's sales, sales for the 1995 Nine Months declined by $8,969,000, or 12.0%, from the 1994 Nine Months.

The Apparel Division accounted for approximately 57% of the Company's net sales during the 1995 Nine Months. Net Sales in the Apparel Division for the 1995 Nine Months were $37,217,000, a decrease of $12,612,000, or 25.3%, from $49,829,000 for the 1994 Nine Months. The Company's decision to de-emphasize the junior and youthwear business in order to focus on the women's apparel business, and to limit its sales efforts to the moderate department store level distribution, contributed to the sales decline.

The Footwear Division accounted for approximately 22% of the Company's Net Sales during the 1995 Nine Months. Net sales for the Shoe Division for the 1995 Nine Months were $14,554,000, an increase of $989,000, or 7.3%, from the 1994 Nine Months sales of $13,565,000. The increase in sales in the 1995 period was primarily due to the successful introduction of the Division's new athletic shoes in February and a significant increase in sales to one customer during the third quarter of Fiscal 1995.

During the 1995 Nine Months, the Uniform Division accounted for approximately 19% of the Company's sales. Net sales for the 1995 Nine Months were $12,367,000, an increase of approximately $3,130,000, or 33.9%, from the 1994 Nine Months' sales of $9,237,000. The increase in sales was primarily due to an expansion of the Division's product line.

The Licensing Division's revenues decreased to $1,485,000 in the 1995 Nine Months, or 24.3%, from $1,961,000 in the 1994 Nine months.

The decline in gross profit from $23,336,000 in the 1994 Nine Months to $10,629,000 in the 1995 Nine Months and in gross profit as a percentage of sales from 27.5% in the 1994 Nine Months to 16.2% in the 1995 Nine Months was primarily due to the disposition of a portion of the 14 oz. denim 5-pocket jean and corduroy bottoms inventory by the Apparel Division at less than normal margins. The excess inventory of these products which resulted from late deliveries and over-buying necessitated such action. The Operational restructuring charge of $6,052,000 recorded in the 1994 Nine Months included approximately $1,075,000 in cash payments and non-cash charges of approximately $4,977,000. These charges covered the costs of restructuring the Apparel Division in order to implement the division's new operating strategy which was introduced in the 1994 Back-to-School selling season. The failure of this strategy resulted in the excess Apparel Division's inventory.

Selling, general and administrative expenses, including amortization of trademarks and goodwill of the Company, decreased by $8,420,000 in the 1995 Nine Months to $19,916,000 from $28,336,000 (including the Operational restructuring charge of $6,052,000) in the 1994 Nine Months. As a percentage of sales, selling, general and administrative expenses decreased to 30.3% in the 1995 Nine Months from 33.4% in the 1994 Nine Months. The decrease in selling, general and administrative expenses in the 1995 Nine Months from the 1994 Nine Months is primarily attributable to cost reduction in the Apparel Division related to headcount, rent and other cost savings, and approximately $872,000 was due to reduced amortization expense attributed to the reorganization.

The operating loss in the 1995 Nine Months was $9,287,000 compared to $5,000,000 in the 1994 Nine Months.

The Company's net interest expense decreased $3,405,000 in the 1995 Nine Months from the 1994 Nine Months. The decrease in net interest expense in the 1995 period from the 1994 period is attributable to the fact that interest on the Company's subordinated debt accrued for the entire 1994 Nine Months but, because of the Company's reorganization which eliminated the Company's subordinated debt, no interest was charged with respect to the subordinated debt during the third quarter of fiscal year 1995.

For the 1995 Nine Months, reorganization expenses include professional fees and expenses of $3,429,000 which consist primarily of legal, accounting, investment banking and banking fees paid in connection with the negotiation, implementation and completion of the Company's reorganization. Adjustments to fair market value of $50,664,000 represent the charge to earnings necessary to reduce the carrying value of the Company's current assets, property and equipment, trademarks, and other assets to their values in accordance with fresh start accounting. The extraordinary gain of $88,291,000 represents the Company's basis in the debt securities (including accrued interest with respect to such debt securities) and trade debt that were extinguished in the reorganization.

The tax benefit of 21% for the 1995 Nine Months is lower than the statutory rate because of the reversal of deferred tax liabilities required as a result of an increase in deferred tax assets arising from a taxable loss generated in the 1995 Nine Months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
- -----------------------------
CHEROKEE INC.
- -------------

                                                                              Page
Reports of Independent Accountants and Auditors...........................    F-1

Balance Sheets
  at June 1, 1996 and June 3, 1995........................................    F-3

Consolidated Statements of Operations
  for the Year Ended June 1, 1996 (Successor Company), and
  for the Three Months Ended June 3, 1995 (Successor Company), and
  for the Nine Months Ended February 25, 1995 (Predecessor Company), and
  for the Year Ended May 28, 1994 (Predecessor Company)....................   F-4

Consolidated Statements of
  Stockholders' Equity (Deficit)
  for the Year Ended June 1, 1996 (Successor Company), and
  for the Three Months Ended June 3, 1995 (Successor  Company), and
  for the Nine Months Ended February 25, 1995 (Predecessor Company), and
  for the Year Ended May 28, 1994 (Predecessor Company)....................   F-5

Consolidated Statements of Cash Flows
  for the Year Ended June 1, 1996 (Successor Company), and
  for the Three Months Ended June 3, 1995 (Successor  Company), and
  for the Nine Months Ended February 25, 1995 (Predecessor Company), and
  the Year Ended May 28, 1994 (Predecessor Company)........................   F-6

Notes to Consolidated Financial
  Statements..............................................................    F-8

SCHEDULES
- ---------

II  Valuations and Qualifying Accounts and Reserves.......................    F-23

All other schedules for which provision is made in the applicable accounting regulation of the SEC have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

                       Report of Independent Accountants

The Board of Directors and Stockholders
Cherokee Inc.

We have audited the accompanying balance sheets of Cherokee Inc. (the "Company") as of June 1, 1996 and June 3, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 1, 1996, the three months ended June 3, 1995 and the nine months ended February 25, 1995. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company's reorganization plan was confirmed by the United States Bankruptcy Court on December 14, 1994 and became effective on February 25, 1995 for financial reporting purposes. In accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company was required to account for the reorganization using "Fresh-Start Reporting." Accordingly, all financial statements prior to February 25, 1995, are not comparable to the financial statements for periods after the implementation of fresh-start reporting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherokee Inc. at June 1, 1996 and June 3, 1995 and the results of its operations and its cash flows for the year ended June 1, 1996, the three months ended June 3, 1995 and the nine months ended February 25, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Coopers & Lybrand L.L.P.
Los Angeles, California
August 9, 1996

                         Report of Independent Auditors

The Board of Directors and Stockholders
Cherokee Inc.

We have audited the accompanying consolidated statements of operations, common stockholders' equity (deficit) and cash flows of Cherokee Inc. for the year ended May 28, 1994. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cherokee Inc. for the year ended May 28, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements referred to above have been prepared assuming that Cherokee Inc. will continue as a going concern. The Company, which filed for relief under Chapter 11 of the U.S. Bankruptcy Code in April 1993, emerged from its Chapter 11 bankruptcy status effective June 1, 1993. Since emerging from Chapter 11, the Company has continued to incur operating losses, and is not expected to be able to meet its scheduled fiscal year 1995 debt service payments on its Senior Subordinated Notes. The Company has obtained a waiver of certain financial covenants which it did not meet at May 28, 1994 with respect to its revolving credit facility and term loan. It is uncertain as to whether the Company will be in compliance with these and other financial covenants for the fiscal year 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                                          /s/  Ernst & Young LLP
Los Angeles, California
August 25, 1994

                                 CHEROKEE INC.
                                BALANCE SHEETS

                                                   Successor Company
                                               ---------------------------
                                               June 1, 1996   June 3, 1995
                                               ------------   ------------
                                                               (Note 2)
ASSETS
Current assets:
 Cash and cash equivalents                     $ 1,207,000    $   285,000
 Restricted cash                                   310,000              -
 Receivables, net                                  694,000     11,553,000
 Inventories                                       256,000     11,530,000
 Other current assets                               10,000        506,000
                                               -----------    -----------
Total current assets                             2,477,000     23,874,000

Property and equipment, net                         44,000         37,000
Assets held for sale                             3,576,000      3,665,000
Notes receivable                                 1,961,000        500,000
Other assets                                       262,000        184,000
                                               -----------    -----------
Total assets                                   $ 8,320,000    $28,260,000
                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term revolving credit and other         $         -    $14,213,000
 Accounts payable                                  112,000      1,360,000
 Accrued payroll and related expenses                    -      1,559,000
 Other accrued liabilities                         288,000      2,306,000
 Other current liabilities                       1,500,000      1,500,000
 Customer deposits                                 350,000              -
 Income taxes payable                                    -        100,000
                                               -----------    -----------
Total current liabilities                        2,250,000     21,038,000


COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 20,000,000
 shares authorized, 7,650,813 and 6,096,000
 shares issued and outstanding at June 1,
 1996 and June 3, 1995, respectively               153,000        122,000
Additional paid-in capital                      11,977,000     11,703,000
Accumulated deficit                             (5,916,000)    (4,411,000)
Note receivable from stockholder                  (144,000)      (192,000)
                                               -----------    -----------
Total stockholders' equity                       6,070,000      7,222,000
                                               -----------    -----------
Total liabilities and stockholders' equity     $ 8,320,000    $29,760,000
                                               ===========    ===========

See accompanying notes.

                                 CHEROKEE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Successor Company                Predecessor Company
                                          ---------------------------      ---------------------------
                                          Year Ended      Three Months      Nine Months      Year Ended
                                           June 1,           Ended         Ended February      May 28,
                                            1996          June 3, 1995        25, 1995          1994
                                          -----------     ------------     --------------   -------------
Revenues:
Product sales, net                        $12,478,000      $19,939,000      $ 64,138,000     $111,752,000
Licensing revenues                          1,421,000          325,000         1,485,000        2,335,000
                                          -----------      -----------      ------------     ------------
Total net sales                            13,899,000       20,264,000        65,623,000      114,087,000
Cost of goods sold                         10,445,000       16,310,000        54,994,000       83,225,000
                                          -----------      -----------      ------------     ------------
Gross profit                                3,454,000        3,954,000        10,629,000       30,862,000

Selling, general and administrative
 expenses                                   4,460,000        5,153,000        19,097,000       30,974,000
Performance option expense                  4,567,000                -                 -                -
Amortization of trademarks and goodwill             -                -           819,000        1,691,000
Operational restructuring charge                    -        3,165,000                 -        6,052,000
Write-off of reorganization value in
 excess of amounts allocable to
 identifiable assets                                -                -                 -        9,281,000
                                          -----------      -----------      ------------     ------------
Operating loss                             (5,573,000)      (4,364,000)       (9,287,000)     (17,136,000)

Other expenses (income):
Interest expense                              355,000          587,000         5,467,000       11,914,000
Investment and interest income               (543,000)         (24,000)         (107,000)         (55,000)
Gain on sale of Uniform Division and
 other assets                              (3,840,000)               -                 -                -
Minority interest and others                  (96,000)        (116,000)         (167,000)         141,000
                                          -----------      -----------      ------------     ------------
Total other expenses (income), net         (4,124,000)         447,000         5,193,000       12,000,000

Reorganization items:
Professional fees and expenses                      -                -         3,429,000                -
Fresh start adjustments                             -                -        50,664,000                -
                                          -----------      -----------      ------------     ------------
Total reorganization items                          -                -        54,093,000                -

Loss before income taxes and
 extraordinary item                        (1,449,000)      (4,811,000)      (68,573,000)     (29,136,000)
Income tax benefit                                  -         (400,000)       (5,230,000)      (4,306,000)
                                          -----------      -----------      ------------     ------------
Loss before extraordinary item             (1,449,000)      (4,411,000)      (63,343,000)     (24,830,000)

Extraordinary item:
Gain on extinguishment of debt                      -                -        88,291,000                -
                                          -----------      -----------      ------------     ------------
Net (loss) income                         $(1,449,000)     $(4,411,000)     $ 24,948,000     $(24,830,000)
                                          ===========      ===========      ============     ============

Net loss per outstanding common share     $     (0.22)     $     (0.72)                *               *
                                          ===========      ===========

 * Per share results are not presented for periods prior to June 3, 1995, due to the general lack of comparability as a result of the revised capital structure of the Company.

See accompanying notes.

                                 CHEROKEE INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                               Notes
                                                          Common Stock       Additional                     Receivable
                                                      ---------------------   Paid-in      Accumulated         from
                                                       Shares     Par Value   Capital        Deficit       Stockholders      Total
                                                      -----------------------------------------------------------------------------
Predecessor Company balance at May 29, 1993             5,000,000  $ 50,000 $ 13,150,000  $          -      $       -  $ 13,200,000
Issuance of new common stock                               16,298         -            -             -              -             -
Net loss for the year ended May 28, 1994                        -         -            -   (24,830,000)             -   (24,830,000)

- -----------------------------------------------------------------------------------------------------------------------------------
Balance at May 28, 1994                                 5,016,298    50,000   13,150,000   (24,830,000)             -   (11,630,000)
===================================================================================================================================
Net loss for the nine months ended prior to fresh
 start adjustments                                              -         -            -   (12,679,000)             -   (12,679,000)

Recapitalization and fresh start adjustments
 (Notes 1 and 2)
  Cancellation of old common stock                     (5,016,298)  (50,000) (13,150,000)            -              -   (13,200,000)

  Issuance of new common stock                          6,096,000   122,000   11,703,000             -              -    11,825,000
  Issuance of note receivable to stockholder                    -         -            -             -       (192,000)     (192,000)

  Fresh start adjustments                                       -         -            -    37,509,000              -    37,509,000
- -----------------------------------------------------------------------------------------------------------------------------------
Successor Company balance at February 25, 1995          6,096,000   122,000   11,703,000             -       (192,000)   11,633,000
Net loss for three months ended June 3, 1995                    -         -            -    (4,411,000)             -    (4,411,000)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at June 3, 1995                                 6,096,000   122,000   11,703,000    (4,411,000)      (192,000)    7,222,000
===================================================================================================================================
Issuance of new common stock                              366,667     7,000       (7,000)            -              -             -
Exercise of director warrants, employee stock
 options and performance options                        1,694,739    35,000    4,620,000             -              -     4,655,000
Purchase and retirement of treasury shares                (31,593)   (1,000)     (60,000)      (56,000)             -      (117,000)

Cancellation of shares held and returned by
 disbursing agent                                        (475,000)  (10,000)      10,000             -              -             -
Distribution of capital                                         -         -   (4,289,000)            -              -    (4,289,000)

Repayment on note receivable                                    -         -            -             -         48,000        48,000
Net loss for the year ended June 1, 1996                        -         -            -    (1,449,000)             -    (1,449,000)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at June 1, 1996                                 7,650,813  $153,000 $ 11,977,000  $ (5,916,000)     $(144,000) $  6,070,000
===================================================================================================================================

See accompanying notes.

                                 CHEROKEE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Successor Company                Predecessor Company
                                                      ---------------------------      ---------------------------
                                                                         Three
                                                      Year Ended         Months          Nine Months     Year Ended
                                                       June 1,           Ended         Ended February      May 28,
                                                        1996          June 3, 1995        25, 1995          1994
                                                      -----------     ------------     --------------   -------------
                                                                        (Note 2)
OPERATING ACTIVITIES
Net (loss) income                                     $(1,449,000)    $(4,411,000)      $ 24,948,000    $(24,830,000)
Adjustments to reconcile net (loss) income to
   net cash provided by (used in)
   operating activities:
     Depreciation and amortization                         18,000          26,000            690,000       1,596,000
     Amortization of goodwill and trademarks                    -               -            819,000       1,691,000
     Provision for bad debts                              112,000          72,000            696,000         402,000
     Non-cash portion of operational
       restructuring charge                                     -       2,551,000                  -       4,977,000
     Non-cash gain on Sale of Uniform Division         (1,588,000)              -                  -               -
     Write-off of reorganization value in excess
       of amounts allocable to identifiable assets              -               -                  -       9,281,000
     Loss on sale of assets                                     -               -                  -         650,000
     Benefit from deferred taxes                                -        (500,000)        (5,230,000)     (4,825,000)
     Minority interest                                          -               -                  -        (149,000)
     Amortization of deferred financing costs
       and debt discount                                        -               -             85,000         452,000
     Interest paid in-kind                                      -               -                  -       8,948,000
     Gain on extinguishment of debt                             -               -        (88,291,000)              -
     Fresh start adjustments                                    -               -         50,664,000               -
     Amortization of discount on note receivable          108,000               -                  -               -
     Non-cash expense for performance option
       exercise                                         4,567,000               -                  -               -
     Changes in current assets and liabilities:
       Receivables                                     10,747,000       5,010,000         (2,441,000)       (100,000)
       Inventories                                     11,274,000       5,724,000         (1,880,000)       (122,000)
       Other current assets                               496,000        (141,000)           (88,000)       (114,000)
       Accounts payable                                (1,248,000)     (1,802,000)         7,811,000       2,153,000
       Accrued payroll and related expenses            (1,559,000)      1,152,000           (227,000)        228,000
       Income taxes payable                              (100,000)          8,000            (24,000)         47,000
       Other liabilities                               (1,668,000)       (521,000)           364,000       1,181,000
                                                      -----------     -----------       ------------    ------------
Net cash provided by (used in) operating activities    19,710,000       7,168,000        (12,104,000)      1,466,000

Continued

                                 CHEROKEE INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                          Successor Company               Predecessor Company
                                                      ----------------------------   ------------------------------
                                                                         Three
                                                      Year Ended         Months        Nine Months     Year Ended
                                                       June 1,           Ended       Ended February      May 28,
                                                        1996          June 3, 1995      25, 1995          1994
                                                      -----------     ------------   --------------   -------------
                                                                        (Note 2)
INVESTING ACTIVITIES
Purchases of long term assets                         $    (25,000)    $   (13,000)   $   (296,000)   $   (501,000)
Proceeds from sales of assets held for sale                 89,000               -         435,000               -
Purchase of treasury shares                               (117,000)              -               -               -
Investment in restricted cash                             (310,000)              -               -               -
Repayment on note receivable from stockholder               48,000               -               -               -
(Increase) decrease in other assets                        (59,000)        108,000         383,000        (804,000)
Cash received from sale of Priority Finishing
   Corporation (net of cash sold)                                -               -               -         410,000
                                                      ------------     -----------    ------------    ------------
Net cash (used in) provided by investing activities       (374,000)         95,000         522,000        (895,000)

FINANCING ACTIVITIES
Payment of long-term debt, including
   revolving credit which was classsified
   as current at June 3, 1995                                    -      (7,065,000)     (2,383,000)    (16,413,000)
Net proceeds from the issuance of long-term debt                 -               -      14,719,000      11,931,000
Net (payments on) proceeds from revolving
   credit and other                                    (14,213,000)         64,000      (1,232,000)        396,000
Proceeds from exercise of stock options                     64,000               -               -               -
Proceeds from exercise of warrants                          24,000               -               -               -
Distribution of capital                                 (4,289,000)              -               -               -
                                                      ------------     -----------    ------------    ------------
Net cash (used in) provided by financing activities    (18,414,000)     (7,001,000)     11,104,000      (4,086,000)
                                                      ------------     -----------    ------------    ------------
Increase (decrease) in cash and cash equivalents           922,000         262,000        (478,000)     (3,515,000)
Cash and cash equivalents at beginning of period           285,000          23,000         501,000       4,016,000
                                                      ------------     -----------    ------------    ------------
Cash and cash equivalents at end of period            $  1,207,000     $   285,000    $     23,000    $    501,000
                                                      ============     ===========    ============    ============
TOTAL PAID DURING PERIOD:
   Income taxes                                       $          -     $    92,000    $     17,000    $     94,000
   Interest                                           $    355,000     $   587,000    $  1,644,000    $  1,846,000

See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  REORGANIZATION

Cherokee Inc. ("Cherokee" or the "Company") up until May 1995 was a designer, manufacturer, importer and marketer of casual apparel and footwear primarily under the Cherokee brand name and on July 28, 1995 sold its Uniform Division. The Company's principal business now is that of a licensor and marketer of the Cherokee trademark to wholesalers and retailers. See Note 10.


The Company filed a prepackaged plan of reorganization (the "1994 Plan") pursuant to Chapter 11 of the United States Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on November 7, 1994. An order confirming the 1994 Plan was entered by the Court on December 14, 1994 and the Plan became effective on December 23, 1994 (the "Effective Date"). The confirmed 1994 Plan provided for the following:

Common Stock: On the Effective Date Cherokee issued 5,000,000 shares of Common Stock, par value of $.02 per share, ("Common Stock") to holders of 11% Senior Subordinated Notes due 1999 ("Old Notes") and common stock par value $.01 per share ("Old Common Stock"). The Company also issued 1,000,000 shares of Common Stock to a disbursing agent, which shares will be issued to Holders of Allowed General Unsecured Claims following allowance and settlement of such Claims. The Company estimated that between 268,000 and 393,000 shares would be returned for cancellation. To implement distribution of Common Stock to general unsecured creditors, 1,000,000 shares of Common Stock were issued to Cherokee's disbursing agent (the "Disbursing Agent"). As of June 1, 1996 the Disbursing Agent had distributed 490,561 shares of Common Stock to general unsecured creditors, canceled 475,000 shares at the Company's request and still holds 34,439 shares of Common Stock.

Old Notes: For each $1,000 principal amount of Old Notes (an aggregate of $76,565,000), Holders received 63.9978 shares of Common Stock (or an aggregate of 4,900,000 shares of Common Stock). Accrued and unpaid interest through the petition date was taken into account in determining the exchange ratio.

Allowed General Unsecured Claims: Holders of Allowed General Unsecured Claims have received or will receive 60.5504 shares of Common Stock for each $1,000 amount of Allowed General Unsecured Claims. The Company estimates that between 607,000 and 732,000 shares will be delivered to creditors to satisfy unsecured claims.

Allowed General Unsecured Claims of Less than $1,000: Holders of Allowed General Unsecured Claims of Less than $1,000 received full payment in cash.

Old Common Stock: Holders of Old Common Stock received .019935 shares of Common Stock for each share of Old Common Stock (or an aggregate of 100,000 shares of Common Stock).

Old Warrants: Series A, Series B and Series C Warrants were cancelled and holders received no consideration under the Plan.

Reorganization items included in the statement of operations for the nine months ended February 25, 1995 consist of professional fees and expenses of $3,429,000, which consist primarily of legal, accounting, investment banking and banking fees.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  BASIS OF PRESENTATION

BANKRUPTCY REORGANIZATION

For financial reporting purposes, the effective date of the 1994 reorganization was assumed to be February 25, 1995, the last day of the third quarter of the Company's fiscal year.

The Company has implemented the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7 on Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). This results in the use of "fresh start" reporting, since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the 1994 Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the 1994 Plan.

1994 PLAN

The Company's Balance Sheet as of February 25, 1995 which is presented below represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit. Accordingly, the Company's Balance Sheet at June 3, 1995 was prepared as if the Company were a new reporting entity at February 25, 1995, and reflects certain reorganization adjustments that include the restatement of assets and liabilities to approximate fair value and the discharge of outstanding liabilities relating to creditors' claims against the Company, which have been satisfied primarily by Common Stock. The Statement of Operations and the Statement of Cash Flows for the three months ended June 3, 1995, incorporate the effects of fresh-start reporting. However, the Statement of Operations and the Statement of Cash Flows for the nine months ended February 25, 1995 and year ended May 28, 1994 are based on historical costs. Accordingly, the Company has presented the Statement of Operations and the Statement of Cash Flows for the three months ended June 3, 1995, and the nine months ended February 25, 1995, and has not presented a Statement of Operations and a Statement of Cash Flows for the twelve months ended June 3, 1995.

The reorganization value of $11,825,000 was determined by the Company with the assistance and analysis of its financial advisors. A number of methodologies were considered and/or utilized to determine the reorganization value of the Company, including (a) public comparable trading analysis; (b) discounted cash flow analysis; (c) acquisition transaction multiple analysis; (d) new investor methodology - recapitalization analysis, and (e) liquidation analysis. In addition, previous offers for the Company's equity during the Chapter 11 proceedings were considered, recent operating results were reviewed and future projected cash flows were evaluated.

The effects of the consummation of the 1994 Plan and the adoption of fresh-start reporting, including the gain on extinguishment of pre-petition debt of $88,291,000 and the adjustment of $50,664,000 to record assets and liabilities at their estimated fair values, has been reflected in the Balance Sheet as of February 25, 1995 which is presented as follows:

                         NOTES TO FINANCIAL STATEMENTS

                                BALANCE SHEETS
                               FEBRUARY 25, 1995
                                ($000 OMITTED)

                                                 Pre-Fresh Start                                 Fresh Start Fair       Fresh Start
                                                  Balance Sheet     Cancellation      Debt                  Value      Balance Sheet
                                                  Feb. 25, 1995       of Stock      Discharge          Adjustment      Feb. 25, 1995
                                                 ---------------    ------------    ---------    ----------------      -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $     23           $  -         $      -       $      -              $    23
Receivables, net                                      16,857              -                -           (622) (3)          16,235

INVENTORIES:
Raw materials                                          5,643              -                -         (1,831) (3)           3,812
Work in process                                        1,802              -                -            (41) (3)           1,761
Finished goods                                        16,616              -                -         (2,833) (3)          13,783
                                                    --------           ----         --------       --------              -------
                                                      24,061              -                -         (4,705) (3)          19,356

Deferred income taxes                                  2,511              -                -         (2,511) (4)               -
Other current assets                                     415              -                -             (1) (3)             414

   TOTAL CURRENT ASSETS                               43,867              -                -         (7,839)              36,028

Property & Equipment                                  12,578              -                -         (8,863) (3)           3,715
Less accumulated depreciation and amortization        (1,455)             -                -          1,455  (3)               -
                                                    --------           ----         --------       --------              -------
                                                      11,123              -                -         (7,408) (3)           3,715
                                                    --------           ----         --------       --------              -------

Trademarks, net of amortization                       36,290              -                -        (36,290) (5)               -
Other assets                                           3,156            192 (2)            -         (1,564) (3)           1,784
                                                    --------           ----         --------       --------              -------

   TOTAL ASSETS                                     $ 94,436           $192 (2)     $      -       $(53,101)             $41,527
                                                    ========           ====         ========       ========              =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short-term revolving credit and other               $    439           $  -         $      -       $      -              $   439
Current maturities of long-term debt                   1,780              -                -              -                1,780
Accounts payable and accrued expenses                 13,754              -           (7,365) (2)        29  (3)           6,418
Accrued interest payable                               4,361              -           (4,361) (2)         -                    -
Income tax payable                                        70              -                -              -                   70
Senior subordinated notes due 1999                    76,565              -          (76,565) (2)         -                    -
                                                    --------           ----         --------       --------              -------

   TOTAL CURRENT LIABILITIES                          96,969              -          (88,291)            29                8,707

Long-term debt, net of current maturities             18,995              -                -              -               18,995
Deferred incomes taxes                                 2,781              -                -           (781) (4)           2,000
                                                    --------           ----         --------       --------              -------

   TOTAL LIABILITIES                                 118,745              -          (88,291)          (752)              29,702

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value, 20,000,000
   authorized, 5,016,298 shares issued and
   outstanding                                            50            (50) (1)           -              -                    -
Common stock, $.02 par value, 20,000,000
   authorized, 6,096,000 shares issued and
   outstanding                                             -              4  (1)         118  (2)         -                  122
Additional paid-in capital                            13,150            238  (1)                     (1,685) (2)          11,703
Deficit                                              (37,509)             -           88,173  (2)   (50,664) (3)               -
                                                    --------           ----         --------       --------              -------

 STOCKHOLDERS' EQUITY (DEFICIT)                      (24,309)           192           88,291        (52,349)              11,825
                                                    --------           ----         --------       --------              -------

 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                  $ 94,436           $192         $      -       $(53,101)             $41,527
                                                    ========           ====         ========       ========              =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   Exchange Common Stock for Old Common Stock.

(2) Exchange of Old Notes and accounts payable for Common Stock and related gain on debt extinguishment.

(3) Record assets and liabilities at their fair value pursuant to the reorganization value of the Company and eliminate any retained earnings or deficit.

(4)   Record income tax effect of fresh start adjustments.

(5) Based on the Company's continued poor operating performance and its second bankruptcy reorganization since fiscal year 1993, no value was attributed to trademarks in connection with the fresh start accounting for the 1994 Plan.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Priority Finishing Corporation (Priority) until May 26, 1994. Priority, a processor of specialty textiles, was organized on August 14, 1986. The Company owned 81% of Priority's outstanding common stock since Priority's formation until May 26, 1994, when the Company sold all of its interest in Priority at a loss of $650,000. The Company uses a 52 or 53 week fiscal year ended on the Saturday nearest May 31.

ACCW, Inc. ("ACCW"), a garment laundry, was organized on April 5, 1988 and the Company was issued 50% of ACCW's outstanding common stock. This investment was accounted for on the equity basis. On January 25, 1994, the Company sold its investment in ACCW.

All material intercompany accounts and transactions have been eliminated in consolidation.

ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

The Company has restricted cash of $310,000 at June 1, 1996, held as collateral for a stand by letter of credit ("LC"). The LC secures a custom's bond in the Company's name. The LC has been returned and the cash was released to the Company on August 23, 1996.

INVENTORIES

Inventories are valued at the lower of cost or market, determined by the use of the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization.

Assets held for sale at June 1, 1996 and June 3, 1995 include the Company facility in Sunland, California.

REVENUE RECOGNITION

Product sales are recognized on the date of shipment. Royalty revenues are recognized when earned based upon contractual agreement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DEPRECIATION AND AMORTIZATION

In accordance with fresh start reporting related to the 1994 Plan, the pre-effective date accumulated depreciation and amortization of $1,455,000 at February 25, 1995 was eliminated and a new depreciation and amortization base was established equal to the estimated fair market value of the existing fixed asets at that date.

Depreciation of furniture and fixtures, stated at cost, is provided on a straight-line method over the estimated useful lives of the assets ranging from three to eight years.

INTANGIBLE ASSETS

Based on the Company's continued poor operating performance and its second bankruptcy reorganization since fiscal year 1993, no value was attributed to trademarks in connection with the fresh start accounting for the 1994 Plan.

For the year ended May 28, 1994, the Company determined that the projections used in the determination of the reorganization value would not be attained and the reorganization value in excess of amounts allocable to identifiable assets, totalling $9,281,000, was written off as of May 28, 1994.

LONG-TERM ASSETS

In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), was issued and was adopted by the Company for the year ended June 1, 1996. This statement requires that long-lived assets and certain identifiable intangible assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value. The adoption of SFAS No. 121 did not have any impact on the financial position, results of operations, or cash flows of the Company.

INCOME TAXES

Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company and its majority-owned subsidiary filed a consolidated tax return for the year ended May 28, 1994.

Under fresh-start reporting and SFAS No. 109, the tax benefits realized from net operating loss carryforwards that survive the reorganization will be a direct credit to additional paid-in-capital.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company limits its credit risk with respect to cash by maintaining cash balances with quality financial institutions. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of the Company's licensing royalty revenue program. Generally, the Company does not require collateral or other security to support customer receivables. As of June 1, 1996, the Company had 29 continuing license agreements; eight of which were with retailers, ten of which were with domestic licensees and eleven of which were with international licensees.

SIGNIFICANT LICENSEES/CUSTOMERS

No customer accounted for more than 10% of sales during the period ended June 1, 1996. One customer accounted for approximately 10% of the Company's sales during the fiscal year ended May 28, 1994.

STOCK-BASED COMPENSATION

In fiscal year 1997 the Company will adopt the disclosure requirements only of SFAS No. 123, "Accounting for Stock-Based Compensation". This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on June 4, 1995. The adoption of this standard will not impact the Company's results of operations, financial position or cash flows.

ADVERTISEMENT

Advertising costs are expensed as incurred. For Fiscal 1996, advertising costs totalled $33,000.

EARNINGS PER SHARE

Earnings per share for periods subsequent to the adoption of fresh-start reporting as of February 25, 1995 is based on the weighted average number of common shares, including an estimate for those yet to be distributed by the Disbursing Agent (See Note 1). Stock options and warrants outstanding as of June 3, 1995 have not been considered in average shares outstanding as the effect is antidilutive. For the year ended June 1, 1996, the Company recorded a non-cash charge to recognize performance option expense of $4,567,000, resulting in a reduction in earnings per share of $0.70.

Per share data are not presented for periods ending prior to June 3, 1995, due to the general lack of comparability as a result of the revised capital structure of the Company under the 1994 Plan.

RECLASSIFICATIONS

Certain reclassifications have been made to the June 3, 1995 financial statements to conform to the June 1, 1996 presentation.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  STATEMENT OF CASH FLOWS

During the year ended June 1, 1996, the Company recorded a non-cash charge to recognize performance option expense of $4,567,000, which represents the difference between the exercise price and the value of the Performance Options granted to and exercised by Wilstar (see Note 13: Employment and Management Agreement). Also, the Company recorded a note receivable, net of discount, related to the sale of the Uniform Division (see Note 18: Sale of Uniform Division).

During the year ended May 28, 1994, the Company recorded noncash investing activities related to the sale of all of its interest in Priority and other assets of $1,650,000 of notes receivable and $1,100,000 of investment in preferred stock.

5.  RECEIVABLES

Receivables consist of the following:


                                          JUNE 1, 1996    JUNE 3, 1995
                                          ------------    ------------
Trade                                       $  621,000     $   993,000
Due from Factor                                 43,000      10,525,000
Other                                          621,000       1,041,000
                                            ----------     -----------
                                             1,285,000      12,559,000
Less allowance for doubtful accounts          (591,000)     (1,006,000)
                                            ----------     -----------
                                            $  694,000     $11,553,000
                                            ==========     ===========

Management has made its best estimate as to the collectibility of accounts receivable considering the fact that the Company has sold or terminated its significant operations. In establishing its allowance for doubtful accounts, the Company has taken into consideration termination of its customer relations in determining the adequacy of its allowance for doubtful accounts.

6.  INVENTORIES

Inventories consist of the following:


                                    JUNE 1, 1996   JUNE 3, 1995
                                    ------------   ------------
Raw Materials                           $256,000    $ 2,021,000
Work in Process                                -      1,326,000
Finished Goods                                 -      8,183,000
                                        --------    -----------
                                        $256,000    $11,530,000
                                        ========    ===========

The Company sold most of its inventories as a result of the termination of its manufacturing and importing of apparel and footwear.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  PROPERTY AND EQUIPMENT

Property and equipment, stated at cost or estimated fair market value for assets revalued in conjunction with the 1994 Plan at June 1, 1996 and June 3, 1995, consist of the following:


                                               JUNE 1, 1996   JUNE 3, 1995
                                               ------------   ------------
Machinery and equipment                           $25,000        $28,000
Furniture and fixtures                             40,000         35,000
                                                  -------        -------
                                                   65,000         63,000
                                                  -------        -------
Less accummulated depreciation and amortization    21,000         26,000
                                                  -------        -------
                                                  $44,000        $37,000
                                                  =======        =======

8.  LONG-TERM DEBT

REVOLVING CREDIT FACILITY AND TERM LOAN

On December 23, 1994, the Company entered into a revolving credit facility and term loan with CIT (the "CIT Agreement").

The interest rates on the revolving credit facility and the term loan were equal to the Chemical Bank base rate plus 1.5% and plus 2%, respectively. The weighted average interest rate on the Company's short term borrowings was 10.54%, and 8.25%, for the year ended June 3, 1995, and May 28, 1994, respectively. As of September 30, 1995 both the revolving credit facility and term loan were repaid.

In consideration for CIT entering into the CIT Agreement, the Company granted CIT a Warrant to purchase up to 10% of the shares of Common Stock to be issued in connection with the 1994 Plan (approximately 570,000 shares). In April 1995, an unaffiliated third party ("Investor") paid CIT $500,000 to surrender the CIT Warrant to the Company. The fair market value of the Warrant was considered in the reorganization value of the Company determined in conjunction with the 1994 Plan.

In April 1995, the Company entered into agreements in principle pursuant to which the Company would have issued to Avi Dan, an unaffiliated investor, a warrant to purchase 440,000 shares of Common Stock at an exercise price of $.02 per share and the Company would have caused Mr. Dan to be appointed a director of the Company in consideration for his (a) paying $500,000 to CIT to purchase the warrant held by CIT entitling CIT to purchase up to 10% of the shares of Common Stock to be issued in connection with the 1994 Plan (approximately 570,000 shares) at an exercise price of $.02 per share and surrendering such warrant to the Company, (b) guaranteeing a $4,000,000 overadvance facility to be provided the Company by CIT until August 31,1995 and a $2,000,000 overadvance facility from September 1, 1995 to January 31, 1996 and (c) securing such guarantee with standby bank letters of credit. Mr. Dan paid CIT $500,000 and the CIT warrant was surrendered to the Company. Prior to the issuance of the new warrant to Mr. Dan, the Company made a major change of strategy as a result of which the Company no longer required the CIT overadvance. The Company negotiated a new agreement with Mr. Dan pursuant to which he and the Company agreed to surrender all of their rights under the original agreement between them and the Company agreed to issue to him or his nominee 366,667 shares of Common Stock and to reimburse Mr. Dan for his legal fees up to $10,000. On
June 21, 1995, Mr. Dan became a director of the Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and on August 21, 1995, the Company issued 366,667 shares of Common Stock to Axicom Capital Group, Mr. Dan's nominee.

9.  INCOME TAXES

The income tax benefit as shown in the statements of operations includes the following:

                      SUCCESSOR COMPANY               PREDECESSOR COMPANY
                 ---------------------------     ----------------------------
                                                 NINE MONTHS
                 YEAR ENDED     THREE MONTHS        ENDED         YEAR ENDED
                   JUNE 1,         ENDED         FEBRUARY 25,       MAY 28,
                    1996        JUNE 3, 1995        1995             1994
                 ----------     ------------     ------------     -----------
                                  (Note 2)
Current:
Federal            $    -        $       -        $         -     $         -
State                   -          100,000                  -         100,000
                   ------        ---------        -----------     -----------
                        -          100,000                  -         100,000


Deferred:
Federal                 -         (250,000)        (3,355,000)     (4,058,000)
State                   -         (250,000)        (1,875,000)       (348,000)
                   ------        ---------        -----------     -----------
                        -         (500,000)        (5,230,000)     (4,406,000)
                   ------        ---------        -----------     -----------
                   $    -        $(400,000)       $(5,230,000)    $(4,306,000)
                   ======        =========        ===========     ===========

Deferred income taxes are comprised of the following:

                                 June 1, 1996               June 3, 1995
                             ---------------------  -------------------------
                             Current   Non-Current     Current    Non-Current
                             -------  ------------  ------------  -----------
Deferred tax assets:
Fixed assets                       -             -            -       442,000
Inventory reserve                  -             -    2,583,000             -
Uniform capitalization             -             -      418,000             -
Bad debt reserve                   -             -      436,000             -
Accrued liabilities                -             -      967,000             -
Tax effect of NOL carryovers       -    16,249,000            -    14,823,000
Other                              -       167,000            -       232,000
Valuation allowance                -   (16,416,000)  (4,404,000)  (15,497,000)
                             -------  ------------  -----------   -----------
Total deferred tax assets    $     -  $          -  $         -   $         -
                             -------  ------------  -----------   -----------

Due to the uncertainty surrounding the realization of net operating loss carryovers and other net deferred tax assets, the Company has provided a full valuation reserve against the net federal deferred tax asset position. Any valuation allowance reduction relating to the net operating loss carryovers will be credited to additional paid-in-capital.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the actual income tax rates to the federal statutory rate follows:

                                                 SUCCESSOR COMPANY            PREDECESSOR COMPANY
                                            ---------------------------   ---------------------------
                                                                           NINE MONTHS
                                             YEAR ENDED    THREE MONTHS       ENDED        YEAR ENDED
                                               JUNE 1,         ENDED       FEBRUARY 25,      MAY 28,
                                                1996       JUNE 3, 1995       1995            1994
                                            -----------    ------------   -------------    ----------
Tax (benefit) expense at U.S.
 statutory rate                               (34.0)%          (34.0)%         34.0 %        (34.0)%
Net gain from extraordinary gain from
 extinguishment of debt not taxable               -                -          (51.2)             -

Net operating loss for which no tax
 benefit was recognized                        34.0             33.9           12.5              -

Writedown of net deferred taxes                   -             (5.2)         (21.0)             -

Nondeductible amortization and
 write-off of goodwill                            -                -              -           13.4

Loss of tax benefit attributes related
 to sale of interest in Priority                  -                -              -            6.9

Nondeductible reorganization costs                -                -            4.7              -

State income tax benefit net of federal
 income tax                                       -             (3.1)             -            (.6)

Minority interest and others                      -               .4              -            (.5)
                                              -----            -----          -----          -----
Tax benefit                                       -             (8.0)%        (21.0)%        (14.8)%
                                            =======            =====          =====          =====

At June 1 1996 the Company has federal and California tax net operating loss carryovers ("NOL's"), generated subsequent to the Company's 1994 reorganization, of approximately $11,800,000 and $4,500,000, respectively, which will begin to expire in 2010 and 2000, respectively. The utilization of these losses is not subject to Internal Revenue Code ("IRC") Section 382 limitations.

As a result of the 1994 Plan discussed in Note 1, an ownership change occurred and the annual utilization of pre-reorganization NOL's and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. For financial reporting purposes, utilization of NOL's and built-in losses generated prior to the 1994 reorganization would be a credit to additional paid-in capital. The pre-reorganization NOL's and built-in losses subject to the limitations discussed above are $35,200,000 and $15,700,000 for federal and California purposes, respectively, and will begin to expire in 2007 and 1999, respectively. Given the IRC Section 382 limitations, a substantial portion of the pre-reorganization losses will expire unused.

10.  OPERATIONAL RESTRUCTURING CHARGE

The operational restructuring charge of $3,165,000 which was taken in the three months ended June 3, 1995, covers the costs and charges of exiting from apparel and footwear manufacturing, importing and wholesaling businesses in order to implement the Company's new licensing strategy. Historically, the Company operated a wholesale licensing program; it licensed the Cherokee trademark to unaffiliated manufacturers for the production and marketing of apparel, footwear and accessories that the Company did not manufacture, import or market. The Company's new operating strategy now includes retail direct licensing whereby the Company grants retailers the license to use the Cherokee trademark on certain categories of merchandise, including those products that the Company previously manufactured. Under its licensing operating strategy, the Company was transformed into a significantly smaller, more focused organization.

The Company completed the transition out of the apparel and footwear manufacturing and importing businesses in November 1995. The $3,165,000 restructuring charge includes $614,000 in severance payments, $2,027,000 in writedowns of inventory to estimated realizable values, and $524,000 for cancellation of inventory orders, prepaid expenses, deposits and others. The Company's work force was reduced from approximately 165 on June 3, 1995 to
approximately 15 by November 1, 1995.   As of June 3, 1995, approximately
$1,504,000 of the $3,165,000 was included in liability accounts and has since been paid.

Revenues and gross profit for the Company's terminated businesses were $84,077,000 and $12,772,000 in Fiscal 1995 and $111,752,000 and $28,527,000 in
Fiscal 1994.

The operational restructuring charge of $6,052,000 which was taken in the quarter ended November 27, 1993, covers the costs and charges of restructuring the Company's apparel division to implement a new core marketing strategy. Prior to August 1993, the Apparel Division was primarily a niche marketer of novelty fabrication and styles for both the male and female consumer. The $6,052,000 restructuring charge consists of approximately $1,075,000 in cash payments and non-cash charges of approximately $4,977,000. The restructure charge includes severance payments of $811,000, $4,533,000 in writedowns of inventory which will not be part of the Company's new product line to estimated realizable values, and $708,000 in writedowns of certain equipment and other assets to estimated realizable values which will be sold because they are not essential in implementing the new operating strategy. The core marketing strategy failed and a decision was made prior to June 3, 1995 to close the Apparel Division.

11.  COMMITMENT AND CONTINGENCIES

LEASES

The Company leases real property under a lease agreement expiring on February 28, 1998. Monthly rent is $1,496 plus operating expenses. The Company entered into a sublease agreement on August 30, 1995 with an unaffiliated third party. The term of this sublease is from September 1, 1995 to February 28, 1998. Sublessee is to pay rent of $1,280 per month for the property. Total rent expense was $198,000, $149,000, $730,000 and $1,447,000, for the year ended June
1, 1996, the three months ended June 3, 1995, the nine months ended February 25, 1995, and the year ended May 28, 1994, respectively. Rent expense for the year ended June 1, 1996 was netted against $17,000 of rental income received.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANKRUPTCY CLAIMS

In connection with the 1994 Plan, the Company has settled in principle all claims submitted by trade creditors and other claimants. Pursuant to the 1994 Plan, the Company will pay all such claims by delivering to the claimant 60.5504 shares of Common Stock per $1,000 of allowed claims.

12.  SEGMENT INFORMATION

Prior to implementing its strategy to change its business to that of a licensor, the Company was primarily engaged in the manufacturing, importing and the distribution of apparel and shoes; therefore, its business is within one industry segment.

13.  EMPLOYMENT AND MANAGEMENT AGREEMENTS

On April 24, 1995, a group which included Mr. Margolis (a former Chairman and Chief Executive Officer of the Company) acquired approximately 22.3% of the Company's then outstanding Common Stock (the "Group"). The Group sought to have Mr. Margolis installed as Chief Executive Officer of the Company and to have Mr. Margolis appointed a director of the Company. On May 4, 1995, the Company and The Newstar Group d/b/a The Wilstar Group ("Wilstar") entered into a Management Agreement (the "Agreement") pursuant to which Wilstar agreed to provide executive management services to the Company by providing the services of Robert Margolis as Chief Executive Officer. The Agreement will terminate on May 31, 1998; however, the Agreement will automatically extend for additional one-year terms as long as the Company's pre-tax earnings are equal to at least 80% of the pre-tax earnings contained in the budget submitted to and approved by the Board of Directors for such fiscal year. Wilstar will receive an annual management fee of $400,000 and a bonus equal to 10% of the Company's pre-tax earnings in excess of $2,666,000 in Fiscal 1996 and in excess of $2,500,000, thereafter. In addition, Wilstar received options to purchase 7-1/2% of the Common Stock on a fully diluted basis (675,700 shares) at a purchase price of $3.00 per share (the "Wilstar Options"). Two thirds of these options are currently exercisable and the remaining one third of the options will vest on May 3, 1997. Wilstar's ability to exercise the Wilstar Options accelerates and such options become fully exercisable upon the occurrence of certain events, including a termination of the Wilstar Agreement without cause, termination due to the Company's breach, or under certain circumstances, the merger of the Company, sale of substantially all of its assets, or sale of a majority of its common stock.

In the original Agreement Wilstar had the right to purchase up to an additional 22.5% of the Common Stock at a price of $.02 per share until May 3, 2000 based on the equity value of the Company as follows:


 CUMULATIVE PERCENTAGE OF DILUTED
    COMMON STOCK EXERCISABLE           EQUITY VALUE OF THE COMPANY /i/
            7.5%                       Equal to or Greater than $32,500,000
            7.5%                       Equal to or Greater than $52,500,000
            5.0%                       Equal to or Greater than $72,500,000
            2.5%                       Equal to or Greater than $92,500,000
           -----
           22.5%
           =====

          /i/ The "Equity Value" of the Company shall be computed as the product of the average closing trading price of the Common Stock for any ninety (90) day period ending on or before May 3, 2000 during the term of the agreement, multiplied by the weighted average number of outstanding shares of Common Stock during such period.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 24, 1996, the Board of Directors revised the original Agreement to accelerate the vesting of Wilstar's performance options so that Wilstar has been immediately vested in its right to purchase up to 20% of the Company's fully diluted Common Stock. Wilstar agreed to relinquish its rights to purchase up to an additional 2.5% of the Company's fully diluted stock pursuant to the performance options. Wilstar exercised the performance options in full on April 25, 1996 and purchased 1,674,739 shares. The Company accounted for this transaction as a non-cash charge to earnings of $4,567,000.

The Agreement further provides that Wilstar and the Group each have the right to elect two members of the Company's Board of Directors.

Mr. Margolis was employed pursuant to an employment agreement which would have expired on May 31, 1994. Under such agreement, Mr. Margolis would have received an annual salary of $780,550 during Fiscal 1994; Mr. Margolis was actually paid $345,140 in salary prior to his resignation. Mr. Margolis resigned all of his positions with the Company on October 31, 1993 and entered into a consulting agreement with the Company pursuant to which he agreed to make himself available as a consultant to the Company for a period of one year for a fee of $1,130,000 of which $880,000 was paid during Fiscal 1994. The $250,000 which was owed to Mr. Margolis became an unsecured creditor's claim in the Company's 1994 Plan; Mr. Margolis received the same treatment as all other unsecured creditors and received 15,259 shares of the Company's Common Stock in full satisfaction of such claim.

Mr. Seyhun, the Chief Operating Officer and the Chief Financial Officer of the Company, was employed pursuant to a 28 month agreement expiring May 31, 1997.
In connection with the agreement on February 1, 1995, Mr. Seyhun purchased 96,000 shares of Common Stock from the Company at a price of $2.00 per share. Mr. Seyhun paid for these shares with a $192,000, 7% Promissory Note for which $48,000 was paid in May 1996. The note has been recorded as a reduction to stockholders equity. Proceeds from the sale of such stock must be applied first to accrued and unpaid interest and then to unpaid principal. All unpaid interest and principal is due on January 3, 2001. Mr. Seyhun also received an option to purchase 96,000 shares for a price of $2.00 per share which was cancelled upon termination of his employment agreement. Mr. Seyhun terminated his employment on January 5, 1996.

Ms. Warren, the President of the Company, is employed pursuant to a three-year agreement expiring on May 30, 1998 which provides for a salary at an annual rate of $100,000 from June 21, 1995 to May 31, 1996 and $325,000 from June 1, 1996 to
May 31, 1998. Ms. Warren could earn bonuses in Fiscal 1996, Fiscal 1997 and Fiscal 1998 ranging from 10% of her salary up to $400,000 in Fiscal 1996 and up to $175,000 in Fiscal 1997 and Fiscal 1998 based upon the Company's earnings before interest and taxes. The agreement gives the Company the right to terminate Ms. Warren's employment without cause at any time. If the Company exercised such right before November 30, 1995 it would have been obligated to pay Ms. Warren $50,000; if it exercises such right any time thereafter, it must pay Ms. Warren $162,500.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  CERTAIN TRANSACTIONS

Pursuant to a consulting agreement, Cherokee Management Corp., wholly-owned by Everett Clayton and Jeffrey Deutschman (former directors of the Company), provided consultation services to the Company, and were paid $250,000 related to this agreement during fiscal 1994.

In fiscal year 1996, Wilstar purchased apparel and trim from the Company totalling $154,000.

15.  COMMON AND PREFERRED STOCK

In connection with the 1994 Plan, 6,000,000 shares of Common Stock were issued, including 1,000,000 shares to a disbursing agent to implement the distribution of shares to unsecured creditors. 475,000 of these shares have been returned to the Company and have been canceled.

In accordance with the 1994 Plan, the Company's Certificate of Incorporation was amended to authorize 20,000,000 shares of Common Stock par value $.02 per share, and 1,000,000 shares of New Preferred Stock par value $.02 per share. The terms and conditions of the New Preferred Stock shall be determined from time to time by the Company's Board of Directors.

16.  WARRANTS

On February 1, 1995, the Company granted warrants to purchase 5000 shares of Common Stock at an exercise price of $2.43 to each of the Company's five outside directors of the Board. On July 25, 1995, the Company granted warrants to purchase 5000 shares of Common Stock at an exercise price of $3.00 to any new outside directors of the Board. The warrants expire on January 31, 2000 and June 30, 2000, respectively. On April 25, 1996 two Board members exercised their warrants in full and each purchased 5,000 shares.

17.  STOCK OPTION PLAN

The Company's 1995 Incentive Stock Option Plan (the "Option Plan") was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the Option Plan is to further the growth and development of the Company by providing an incentive to officers and other key employees who are in a position to contribute materially to the prosperity of the Company. Two types of Stock Options may be granted under the plan - Incentive and Non-Qualified stock options.

Any employee is eligible to receive a Stock Option under the Option Plan; provided, however that no person who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive an Incentive Stock Option unless at the time such Stock Option is granted the Stock Option price is at least 110% of the fair market value of the shares subject to the Stock Option.

The aggregate number of shares which may be issued upon the exercise of Stock Options granted under the Option Plan shall not exceed 600,000 shares of Common Stock. The Stock Options are vested in equal installments over a three year period, starting from the date of grant and have a term of ten years. As of June 1, 1996, 180,000 Stock Options have been granted to the Company's employees at a range of $3.00 to $3.88 per share of which 10,000 shares were exercised by acceleration of the vesting period and of the remaining shares none were exercisable at June 1, 1996.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  SALE OF UNIFORM DIVISION

On July 28, 1995, the Company sold the Uniform Division to Strategic Partners, Inc. ("Strategic Partners"), a corporation which was formed by Michael Singer and investors unaffiliated with Cherokee. Mr. Singer was the President of Cherokee's Uniform Division until the sale of the Uniform Division and is the President and Chief Executive Officer of Strategic Partners. The assets sold included accounts receivable, inventory, furniture and fixtures, equipment, and the exclusive right to use the Cherokee trademark with respect to the manufacture and sale of uniforms. The sales price was approximately $11,700,000, which was $4,000,000 greater than the book value of the assets that were sold. Of the purchase price, approximately $9,575,000 was paid in cash and $2,125,000 was paid by a 10% subordinated promissory note ("Note"). The Company has recorded the Note at its estimated fair value of $1,588,000, which represents a discount of $537,000, resulting in an effective interest rate of 16%. The Note requires quarterly payments of interest and principal payments of $300,000 on July 27, 1997, 1998, 1999 and 2000 with the remaining principal amount due on July 27, 2001.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 Cherokee Inc.

         Schedule II - Valuations and Qualifying Accounts and Reserves


                                            BALANCE AT      CHARGED TO      CHARGED TO                       BALANCE
                                            BEGINNING       COSTS AND         OTHER                         AT END OF
              DESCRIPTION                   OF PERIOD        EXPENSES        ACCOUNTS       DEDUCTIONS        PERIOD
- -----------------------------------------------------------------------------------------------------------------------
DEDUCTED FROM ASSETS TO WHICH THEY
 APPLY:
 ALLOWANCE FOR DOUBTFUL ACCOUNTS

   YEAR ENDED JUNE 1, 1996                  $ 1,006,000    $  112,000       $         -    $  527,000(1)    $   591,000

   YEAR ENDED JUNE 3, 1995                  $ 2,885,000    $1,602,000       $         -    $3,481,000(1)    $ 1,006,000

   YEAR ENDED MAY 28, 1994                  $ 1,554,000    $1,815,000(2)    $         -    $  484,000(1)    $ 2,885,000

 INVENTORY RESERVE

   YEAR ENDED JUNE 1, 1996                  $ 6,011,000    $        -       $         -    $6,011,000       $         -

   YEAR ENDED JUNE 3, 1995                  $ 2,146,000    $3,865,000       $         -    $        -       $ 6,011,000

   YEAR ENDED MAY 28, 1994                  $ 1,653,000    $  538,000       $         -    $   45,000       $ 2,146,000

 TAX VALUATION ALLOWANCE

   YEAR ENDED JUNE 1, 1996                  $19,901,000    $                $         -    $3,485,000       $16,416,000

   YEAR ENDED JUNE 3, 1995                  $         -    $        -       $19,901,000    $        -       $19,901,000

   YEAR ENDED MAY 28, 1994                  $         -    $        -       $         -    $        -       $         -

(1) Uncollectible accounts receivable written off against the allowance.

(2) Includes amounts expensed related to barter.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

  The Company has engaged Coopers & Lybrand L.L.P. ("Coopers") to serve as its principal independent accountant to audit its financial statements, effective May 30, 1995. Coopers replaced Ernst & Young LLP ("Ernst & Young"), which had served as Cherokee's independent accountant since 1989. The decision to dismiss Ernst & Young and change independent accountants was made by Cherokee management and was approved by the Audit Committee of the Company's Board of Directors.

  The report of Ernst & Young with respect to the consolidated financial statements of Cherokee as of, and for the year ended, May 28, 1994 contained a going concern qualification. The qualification was based upon Cherokee's continuing operating losses and the expectation that it would not meet its scheduled Fiscal 1995 debt service payments on its outstanding debt securities.

  To the knowledge of Cherokee, there have been no disagreements between Cherokee and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Furthermore, there have been no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K. Ernst & Young furnished the Securities and Exchange Commission with a letter stating they agree with the above statements.

                                   PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on October 14, 1996, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 1, 1996. The following table sets forth information with respect to each of the Company's executive officers.



            NAME, AGE AND                        PRINCIPAL OCCUPATION FOR PAST FIVE YEARS;
  PRESENT POSITION WITH THE COMPANY                        BUSINESS EXPERIENCE
- -----------------------------------         ---------------------------------------------------
Robert Margolis, 48                         Mr. Margolis was appointed Chairman of the Board and Chief
Director, Chairman of the Board of          Executive  Officer of the Company on May 5, 1995.  Mr.
Directors and Chief Executive Officer       Margolis was the co-founder of the Company's Apparel
                                            Division in 1981.  He had been the Co-Chairman of the Board of Directors, President and Chief Executive Officer of the
                                            Company since June 1990 and became Chairman of the Board
                                            on June 1, 1993.  Mr. Margolis resigned all of his positions with the Company on October 31, 1993 and entered into a one-year consulting agreement with the Company.  In 1994 Mr. Margolis became Chief Executive Officer and a Director of The Newstar
                                            Group, which does business as The Wilstar Group ("Wilstar").
                                            Wilstar through its subsidiaries, operates various textile and apparel related enterprises including a private label apparel manufacturer.

Patricia Warren, 49                         Ms. Warren has been employed by Cherokee since May 1995
President                                   and became its President on June 21, 1995.  From October 1989 to May 1993 she was Senior Vice President and General
                                            Merchandise Manager of The Bon Marche, a division of
                                            Federated Department Stores.  From May 1993 to May 1994,
                                            she was Executive Vice President, Merchandising for The
                                            Broadway Department Stores.  From September 1994 until May
                                            1995, she was an independent consultant to wholesalers and retailers.

Carol Gratzke, 48                           Ms. Gratzke returned to Cherokee in November 1995 as its
Chief Financial Officer                     Chief Financial Officer.  From August 1986 to July 1994, she
                                            was the Controller and, for a portion of such period, the Chief
                                            Financial Officer of the Apparel & Uniform Divisions.  From
                                            July 1994 to September 1995 she was Executive Vice President
                                            of Finance for Rampage Clothing Company & Rampage Retailing.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on October 14, 1996, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 1, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on October 14, 1996, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 1, 1996.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on October 14, 1996, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 1, 1996.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)    The Consolidated List of Financial Statements are filed as Item 8 of
            Part II of this Form 10-K.

     (2)    List of Financial Statement Schedules.


            II. Valuations and Qualifying Accounts and Reserves [included in the Consolidated Financial Statements filed as Item 8 of Part II of this Form 10-K].

     (3)    List of Exhibits.

            The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.


EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT
- --------------     ----------------------
2.1                Plan of Reorganization of Cherokee Inc. as confirmed on
                   December 14, 1994 (incorporated by reference from Exhibit 2.1 to Cherokee Inc.'s Current Report on Form 8-K dated January
                   5, 1995).

3.1                Amended and Restated Certificate of Incorporation of Cherokee
                   Inc. (incorporated by reference from Exhibit 3.1 of Cherokee
                   Inc.'s Form 10-K dated April 24, 1995).

3.2                Bylaws of Cherokee Inc. (incorporated by reference from
                   Exhibit 3.2 of Cherokee Inc.'s Form 10-K dated April 24,
                   1995).

4.1                Financing Agreement dated as of December 23, 1994, between
                   Cherokee Inc. and The CIT Group/Business Credit, Inc.
                   (incorporated by reference from Exhibit 4.1 of Cherokee
                   Inc.'s Form 10-K dated April 24, 1995).

4.2                Amendment to Financing Agreement dated June 2, 1995 between
                   Cherokee Inc. and The CIT Group/Business Credit Inc.
                   (incorporated by reference from Exhibit 4.2 of Cherokee's
                   Form 10-K dated April 24, 1995).

10.1               Form of Director Warrant (incorporated by reference from
                   Exhibit 10.3 of Cherokee Inc.'s Form 10-K dated April 24,
                   1995).

10.2               Management Agreement dated as of May 4, 1995 between Cherokee
                   Inc. and The Newstar Group Inc., d/b/a The Wilstar Group
                   ("Wilstar") (incorporated by reference from Exhibit 10.5 of Cherokee Inc.'s 10-K dated June 3, 1995).

10.3               Option Agreement dated as of May 4, 1995 between Cherokee
                   Inc. and Wilstar (incorporated by reference from Exhibit 10.5 of Cherokee Inc.'s 10-K dated June 3, 1995).

10.4               Registration Rights Agreement dated as of May 4, 1995 between
                   Cherokee Inc. and Wilstar (incorporated by reference from Exhibit 10.6 of Cherokee Inc.'s 10-K dated June 3, 1995).


EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT
- --------------     ----------------------
10.5               Amendment No. 1 to the Non-Qualified Stock Option Agreement
                   dated October 30, 1995.

10.6 Amendment No. 2 to the Non-Qualified Stock Option Agreement dated March 23, 1996.

10.7               Amendment No. 1 to the Revised and Restated Wilstar
                   Management Agreement dated April 26, 1996.

10.8               Asset Purchase Agreement dated July 17, 1995 between Cherokee
                   Inc. and Strategic Partners, Inc. (incorporated herein by reference from Exhibit 2.1 to Cherokee Inc.'s Current Report on Form 8K dated August 10, 1995).

10.9               Stock Purchase Agreement dated July 28, 1995 between Cherokee
                   Inc. and Axicom Capital Group (incorporated by reference from
                   Exhibit 10.8 of Cherokee Inc.'s 10-K dated June 3, 1995).

10.10 License Agreement between Cherokee Inc. and Target Stores, a division of Dayton-Hudson Corporation, dated August 15, 1995
                   (incorporated by reference from Exhibit 10.9 of Cherokee
                   Inc.'s 10-K dated June 3, 1995).

16.1 Letter of Ernst & Young L.L.P. regarding change in accountants (incorporated herein by reference from Exhibit
                   16.1 to Cherokee Inc.'s Current Report on Form 8-K dated June
                   5, 1995).

27.1               Article 5 Financial Data Schedule.

(b)       Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the last quarter of fiscal year 1996.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CHEROKEE INC.



                                       By  Robert Margolis
                                           ------------------------------------
                                           Robert Margolis
                                           Chairman and Chief Executive Officer

                                       Date:  August 28, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Robert Margolis
- ------------------------
Robert Margolis               Chairman and Chief Executive     August 28, 1996
                              Officer and Director




Carol Gratzke
- ------------------------
Carol Gratzke                 Chief Financial Officer          August 28, 1996



Herschel Elias
- ------------------------
Herschel Elias                Director                         August 28, 1996



Jeffrey Schultz
- ------------------------
Jeffrey Schultz               Director                         August 28, 1996



Douglas Weitman
- ------------------------
Douglas Weitman               Director                         August 28, 1996



Jess Ravich
- ------------------------
Jess Ravich                   Director                         August 28, 1996



Keith Hull
- ------------------------
Keith Hull                    Director                         August 28, 1996



Avi Dan
- ------------------------
Avi Dan                       Director                         August 28, 1996