Form 10-Q
period 1996-08-31
CHEROKEE INC
filed 1996-10-15
CIK 844161

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended August 31, 1996.
                      ----------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

Commission file number 0-18640
                       -------

                                 CHEROKEE INC.
                                 -------------
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------

            Delaware                                95-4182437
---------------------------------       ----------------------------------------
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                          91406
-----------------------------------------     ----------------------------------
(Address of principal executive offices)                Zip Code

Registrant's telephone number, including area code    (818) 908-9868
                                                      --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 60 days. Yes X    No
                                      ---     ---

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court. Yes X      No
              ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at October 10, 1996
---------------------------------------     -------------------------------
Common Stock, $.02 par value per share          [7,650,813/1/]

-----------------
/1/INCLUDES 7,205 SHARES HELD BY CHEROKEE'S DISBURSING AGENT FOR DISTRIBUTION TO
   HOLDERS OF TRADE CLAIMS UNDER ITS PLAN OF REORGANIZATION. UPON RESOLUTION OF SUCH CLAIMS UNDER THE PLAN OF REORGANIZATION, SOME OF THESE SHARES MAY BE RETURNED TO CHEROKEE FOR CANCELLATION.

                                 CHEROKEE INC.
                                 -------------


                                     INDEX




PART 1.   FINANCIAL INFORMATION

     ITEM I.  FINANCIAL STATEMENTS

     Balance Sheets
         August 31, 1996 (Unaudited) and June 1, 1996

     Statements of Operations (Unaudited)
         Three Months ended August 31, 1996 and
         September 2, 1995

     Statements of Cash Flow (Unaudited)
         Three months ended August 31, 1996 and
         September 2, 1995

     Notes to Financial Statements


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.  OTHER INFORMATION

                                 CHEROKEE INC.
                                 -------------
                                BALANCE SHEETS
                                --------------

                                                              ---------------------------------------
                                                                AUGUST 31,1996         JUNE 1,1996
                                                              ---------------------------------------
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 1,532,000              $ 1,207,000
  Restricted Cash                                                        -                  310,000
  Receivables, net                                               1,034,000                  694,000
  Inventories                                                      256,000                  256,000
  Other current assets                                             118,000                   10,000
                                                               -----------              -----------
Total current assets                                             2,940,000                2,477,000

Property and equipment, net                                         43,000                   44,000
Assets held for sale                                             3,576,000                3,576,000
Notes receivable                                                 1,993,000                1,961,000
Other assets                                                       335,000                  262,000
                                                               -----------              -----------
Total assets                                                   $ 8,887,000              $ 8,320,000
                                                               ===========              ===========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                        $    80,000              $   112,000
  Other accrued liabilities                                        359,000                  288,000
  Customer deposits                                                350,000                  350,000
                                                               -----------              -----------
Total current liabilities                                          789,000                  750,000

Other liabilities                                                1,500,000                1,500,000

STOCKHOLDERS' EQUITY:
Common stock, $.02 par value,20,000,000 shares authorized,
 7,650,813 shares issued and outstanding at June 1, 1996
 and at August 31, 1996                                            153,000                  153,000
Additional paid-in capital                                      11,969,000               11,977,000
Accumulated deficit                                             (5,378,000)              (5,916,000)
Note receivable from stockholder                                  (146,000)                (144,000)
                                                               -----------              -----------
Stockholders' equity                                             6,598,000                6,070,000
                                                               -----------              -----------
Total liabilities and stockholders' equity                     $ 8,887,000              $ 8,320,000
                                                               ===========              ===========

See accompanying notes.

                                 CHEROKEE INC.
                                 -------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (UNAUDITED)
                                  -----------



                                                        ---------------------------------------
                                                                  THREE MONTHS ENDED
                                                        ---------------------------------------
                                                          AUGUST 31,1996      SEPTEMBER 2, 1995
                                                        ---------------------------------------
Product sales                                             $   41,000           $10,561,500
Royalty revenues                                           1,113,000               193,500
                                                          ----------           -----------
Net revenues                                               1,154,000            10,755,000

Cost of goods sold                                                 -             8,638,000
                                                          ----------           -----------
Gross profit                                               1,154,000             2,117,000

Selling, general and administrative expenses                 723,000             2,641,000
                                                          ----------           -----------
Operating income                                             431,000              (524,000)

Other expenses(income) :
Interest expense                                               1,000               314,000
Investment and Interest income                              (108,000)              (55,000)
Gain on sale of Uniform division & Other assets                    -            (3,463,000)
Other                                                              -              (161,000)
                                                          ----------           -----------
Total other (income) expenses, net                          (107,000)           (3,365,000)
                                                          ----------           -----------
Income before income taxes                                   538,000             2,841,000

Income tax(benefit)                                                -                     -
                                                          ----------           -----------
Net income                                                $  538,000           $ 2,841,000
                                                          ==========           ===========

Net income per common and common equivalent shares        $     0.07           $      0.45

Weighted average common and common equivalent
 shares outstanding-primary                                8,027,324             6,273,757
                                                          ==========           ===========

Net income per common shares-fully diluted                $     0.07           $      0.44

Weighted average common and common equivalent
 shares outstanding-fully diluted                          8,027,324             6,415,760
                                                          ==========           ===========

See accompanying notes.

                                 CHEROKEE INC.
                                 -------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (UNAUDITED)
                                  -----------
                                                                          ----------------------------------------
                                                                                    THREE MONTHS ENDED
                                                                          ----------------------------------------
                                                                            AUGUST 31,1996       SEPTEMBER 2, 1996
                                                                          ----------------------------------------
OPERATING ACTIVITIES
--------------------
Net income                                                                  $  538,000             $  2,841,000

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                 3,000                    4,000
   Provision for bad debts                                                        -                     212,000
   Amortization of discount on note receivable                                 (32,000)                 (12,000)
   Interest income on note receivable from stockholder                          (2,000)                  (3,000)
   Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable                                (340,000)               4,649,000
    Decrease (increase) in inventories                                            -                   9,425,000
    (Increase) decrease in other current assets                               (108,000)                  74,000
     Increase (decrease) in accounts payable and accrued liabilities            39,000               (2,227,000)
                                                                            ----------             ------------
Net cash provided by operating activities                                       98,000               14,963,000
                                                                            ----------             ------------
INVESTING ACTIVITIES
--------------------
Proceeds from restricted cash investment                                       310,000                        -
Purchase of long term assets                                                    (2,000)                       -
Proceeds from sales of Assets held for sale                                       -                      58,000
(Increase) decrease in notes receivable and other assets                       (73,000)              (2,000,000)
                                                                            ----------             ------------
Net cash provided by (used for) investing activities                           235,000               (1,942,000)
                                                                            ----------             ------------
FINANCING ACTIVITIES
--------------------
(Decrease) increase in short-term revolving credit and other                         -              (13,216,000)
Dividends payment adjustment                                                    (8,000)                       -
                                                                            ----------             ------------
Net cash used in financing activities                                           (8,000)             (13,216,000)
                                                                            ----------             ------------

Increase (decrease) in cash and cash equivalents                               325,000                 (195,000)
Cash and cash equivalents at beginning of period                             1,207,000                  285,000
                                                                            ----------             ------------
Cash and cash equivalents at end of period                                  $1,532,000             $     90,000
                                                                            ==========             =============

Total paid during period:
     Income taxes                                                           $        -             $     17,000
     Interest                                                               $    1,000             $    314,000

See accompanying notes.

                                 CHEROKEE INC.
                         NOTES TO FINANCIAL STATEMENTS
                 AUGUST 31, 1996 (UNAUDITED) AND JUNE 1, 1996

(1)  Basis of Presentation
     ---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended May 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Cherokee Inc.'s ("Cherokee" or the "Company") annual report on Form 10-K for the period ended June 1, 1996.

(2)  Significant Transactions
     ------------------------

     (a) During the three months ended August 31, 1996, Cherokee signed Retail Direct Licensing agreements with Brylane and Huck Finn Stores Inc. and a Wholesale Licensing agreement with Outlook Eyewear Company. These agreements provide for royalty payments on net sales of merchandise and their terms extend to various dates.

(3)  Per Share Information
     ---------------------

Earnings per share for the three months ended August 31, 1996 is computed by dividing net income by the weighted average number of common shares, including those yet to be distributed by the Disbursing Agent (See form 10-K) and common equivalent shares outstanding, assuming the use of the treasury stock method and using the average market price of the common stock for the First Quarter. Included in common equivalent shares are various stock options and warrants which for the purpose of these computations are considered outstanding from the beginning of the period or time of issuance, if later.

In connection with the Company's December 23, 1994 prepackaged plan of reorganization, pursuant to Chapter 11 of the United States Bankruptcy Code, one million shares were issued to Cherokee's Disbursing Agent, to be distributed to holders of trade claims. During First Quarter, 27,234 shares were distributed and the remaining shares held by the Disbursing Agent total 7,205 shares, most of which will be returned for cancellation.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Historically, the Company's principal business was manufacturing, importing and wholesaling casual apparel and footwear primarily under the Cherokee brand, and licensing the Cherokee trademark to unaffiliated manufacturers for the production and marketing of apparel, footwear and accessories that the Company did not manufacture, import or market. In May 1995, the Company set in motion a new strategy which resulted in the Company's principal business being a marketer and licensor of the Cherokee brand and other brands it owns or may acquire in the future. The Company has terminated manufacturing and importing apparel and footwear, has sold substantially all of its inventories and on July 28, 1995 sold the assets of its uniform division.

The Company's current operating strategy emphasizes wholesale and retail direct licensing whereby the Company grants wholesalers and retailers the license to use the Cherokee trademark on certain categories of merchandise, including those products that the Company previously manufactured. The Company's license agreements are either international masters or category specific exclusives or non-exclusives and provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. Currently, the Company has 28 continuing license agreements; seven of which are with retailers, ten of which are with domestic licensees and eleven of which are with international licensees. The Company will continue to solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist the Company in this regard.

As a result of the Company's current operating strategy, Cherokee today is no longer comparable to the former Cherokee.

Net revenues for the three months ended August 31, 1996 (the "First Quarter") were $1,154,000, generated primarily through the licensing of the Company's trademarks. As a percentage of total First Quarter sales, licensing revenues represented 96% and terminated businesses represented 4%.

The Company's gross profit margin for the First Quarter was $1,154,000 or 100% of net revenues. The gross profit percentage is not comparable to historical levels as a result of the Company ceasing to manufacture and import apparel and footwear and selling its inventories.

Selling, general, and administrative expenses for the First Quarter were $723,000 or 62% of net revenues. In the First Quarter, selling, general and administrative expenses have declined from historical levels and will continue to decrease primarily as a result of the termination of the manufacturing and importing of apparel and footwear. This action enabled the Company to reduce its work force, space requirements and other operating expenses.

The Company's interest expense for the First Quarter was $1,000. The Company's investment and interest income for the First Quarter was $108,000. The Company has no debt and anticipates having interest income from investing its excess cash.

Based on the Company's anticipated results for fiscal year ending May 31,1997 ("Fiscal 1997"), management believes that it has available sufficient net operating loss carry forwards to offset taxable income.


LIQUIDITY AND CAPITAL RESOURCES

On August 31, 1996, the Company had $1,532,000 in cash and cash equivalents. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

Cash provided by operations during the First Quarter of $98,000 resulted from an increase in accounts receivables and other current assets. Cash used in financing activities during the First Quarter of $8,000 represented a capital dividend reimbursement payment. Investing activity over the First Quarter of Fiscal 1997 was primarily related to a $310,000 increase due to the receipt of restricted cash previously held as collateral for a stand by letter of credit ("LC"). The LC was returned and the cash was released to the Company on August 23, 1996.

INFLATION AND CHANGING PRICES

Inflation has not had a significant effect on the Company's operations.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

  In the ordinary course of business, the Company becomes involved in certain legal claims and litigation. In the opinion of Management, based upon consultations with legal counsel, the disposition of litigation currently pending against the Company will not have, individually or in the aggregate, a materially adverse effect on its consolidated financial position or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The Company did not submit any matters to a vote of holders of Common Stock during the First Quarter of Fiscal 1997.

ITEM 5.  Other Information
         -----------------

     Having settled all claims arising from its 1994 Chapter 11 proceedings, the Company sent in a Final Decree to close the 1994 Chapter 11 Bankruptcy, which was signed and approved by the Bankruptcy Judge on August 15, 1996.



                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:    October 10, 1996


                                       CHEROKEE INC.



                                       By:  /s/ Robert Margolis
                                            ----------------------------
                                            Robert Margolis
                                            Chief Executive Officer



                                       By:  /s/  Carol Gratzke
                                            ----------------------------
                                            Carol Gratzke
                                            Chief Financial Officer