Form 10-Q
period 1996-11-30
CHEROKEE INC
filed 1997-01-14
CIK 844161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended November 30, 1996.
                                  ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________________ to ________________.

Commission file number 0-18640
                       -------

                                 CHEROKEE INC.
                                 -------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

                 Delaware                                         95-4182437
------------------------------------               -------------------------------------------
(State or other jurisdiction of                    (I.R.S. employer identification number)
incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                                 91406
---------------------------------                  -------------------------------------------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code          (818) 908-9868
                                                            --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 60 days. Yes  X    No
                                       ---      ---

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court. Yes  X      No
               ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at December 20, 1996
--------------------------------------       --------------------------------
Common Stock, $.02 par value per share               [7,655,813/1/]

----------------------------
/1/ INCLUDES 7,205 SHARES HELD BY CHEROKEE'S DISBURSING AGENT FOR DISTRIBUTION TO HOLDERS OF TRADE CLAIMS UNDER ITS PLAN OF REORGANIZATION. UPON RESOLUTION OF SUCH CLAIMS UNDER THE PLAN OF REORGANIZATION, SOME OF THESE SHARES MAY BE RETURNED TO CHEROKEE FOR CANCELLATION.

                                 CHEROKEE INC.
                                 -------------


                                     INDEX




  PART 1.   FINANCIAL INFORMATION

     ITEM I.  FINANCIAL STATEMENTS

     Balance Sheets
       November 30, 1996 (Unaudited) and June 1, 1996

     Statements of Operations (Unaudited)
       Three Months and Six Months ended November 30, 1996 and
       December 2, 1995

     Statements of Cash Flow (Unaudited)
       Six months ended November 30, 1996 and
       December 2, 1995

     Notes to Financial Statements


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.  OTHER INFORMATION

                                 CHEROKEE INC.
                                BALANCE SHEETS

                                                                      ---------------------------------------
                                                                       November 30,1996        June 1,1996
                                                                      ---------------------------------------
                                                                          (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                 $  2,830,000         $ 1,207,000
  Restricted Cash                                                                     -              310,000
  Receivables, net                                                               979,000             694,000
  Inventories                                                                    142,000             256,000
  Other current assets                                                            75,000              10,000
                                                                      -------------------   -----------------
Total current assets                                                           4,026,000           2,477,000

Property and equipment, net                                                       49,000              44,000
Assets held for sale                                                           3,576,000           3,576,000
Notes receivable                                                               2,010,000           1,961,000
Other assets                                                                     411,000             262,000
                                                                      -------------------   -----------------
Total assets                                                                $ 10,072,000         $ 8,320,000
                                                                      -------------------   -----------------

Liabilities and Common Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                                     $     32,000         $   112,000
  Other accrued liabilities                                                      105,000             288,000
  Customer deposits                                                              285,000             350,000
                                                                      -------------------   -----------------
Total current liabilities                                                        422,000             750,000

Other liabilities                                                                756,000           1,500,000

Stockholders' Equity:
Common stock, $.02 par value,20,000,000 shares authorized,
 7,650,813 shares issued and outstanding at June 1, 1996
 and 7,655,813 shares issued and outstanding at November 30, 1996                153,000             153,000
Additional paid-in capital                                                    12,026,000          11,977,000
Accumulated deficit                                                           (3,136,000)         (5,916,000)
Note receivable from stockholder                                                (149,000)           (144,000)
                                                                      -------------------   -----------------
Stockholders' equity                                                           8,894,000           6,070,000
                                                                      -------------------   -----------------
Total liabilities and stockholders' equity                                  $ 10,072,000         $ 8,320,000
                                                                      -------------------   -----------------


See accompanying notes.

                                 CHEROKEE INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          -----------------------------------   ----------------------------------
                                                                 Three months ended                      Six months ended
                                                          -----------------------------------   ----------------------------------
                                                          November 30,1996   December 2, 1995   November 30,1996  December 2, 1995
                                                          ----------------   ----------------   ----------------  ----------------
Product sales                                             $        220,000   $      1,795,000   $        261,000  $     12,357,000
Royalty revenues                                                 2,296,000            360,000          3,409,000           553,000
                                                          ----------------   ----------------   ----------------  ----------------
Net revenues                                                     2,516,000          2,155,000          3,670,000        12,910,000

Cost of goods sold                                                 117,000          1,807,000            117,000        10,445,000
                                                          ----------------   ----------------   ----------------  ----------------
Gross profit                                                     2,399,000            348,000          3,553,000         2,465,000

Selling, general and administrative expenses                       266,000            425,000            990,000         3,066,000
                                                          ----------------   ----------------   ----------------  ----------------
Operating income (loss)                                          2,133,000            (77,000)         2,563,000          (601,000)

Other income (expenses):
Interest expense                                                    (1,000)           (31,000)            (2,000)         (345,000)
Investment and Interest income                                     110,000            148,000            219,000           203,000
Gain on sale of Uniform division & Other assets                        -              245,000                            3,708,000
Other                                                                  -               51,000                              212,000
                                                          ----------------   ----------------   ----------------  ----------------
Total other income, net                                            109,000            413,000            217,000         3,778,000

Income before income taxes                                       2,242,000            336,000          2,780,000         3,177,000

Income tax provision (benefit)                                         -                  -                                    -
                                                          ----------------   ----------------   ----------------  ----------------
Net income                                                $      2,242,000   $        336,000   $      2,780,000  $      3,177,000
                                                          ================   ================   ================  ================

Net income per common and common equivalent shares        $           0.28   $           0.05   $           0.35  $           0.49
                                                          ----------------   ----------------   ----------------  ----------------
Weighted average common and common equivalent
 shares outstanding-primary                                      8,058,725          6,673,893          8,041,608         6,473,989
                                                          ================   ================   ================  =================



See accompanying notes.

                                 CHEROKEE INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  --------------------------------------------
                                                                                Six months ended
                                                                  --------------------------------------------
                                                                   November 30, 1996         December 2, 1995
                                                                  --------------------------------------------
OPERATING ACTIVITIES
--------------------
Net income                                                        $       2,780,000          $       3,177,000

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                              6,000                     12,000
   Provision for bad debts                                                       -                     212,000
   Change in other liabilities                                             (744,000)                        -
   Amortization of discount on note receivable                              (64,000)                   (33,000)
   Interest income on note receivable from stockholder                       (5,000)                    (7,000)
   Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable                             (285,000)                 9,987,000
    Decrease in inventories                                                 114,000                 11,280,000
    (Increase) decrease in other current assets                             (65,000)                   166,000
    Decrease in accounts payable and accrued liabilities                   (328,000)                (4,048,000)
                                                                  ------------------         ------------------
Net cash provided by operating activities                                 1,409,000                 20,746,000

INVESTING ACTIVITIES
--------------------
Proceeds from restricted cash investment                                    310,000                         -
Purchase of long term assets                                                (11,000)                        -
Proceeds from sales of Assets held for sale                                      -                      89,000
Increase in notes receivable and other assets                              (134,000)                (1,519,000)
                                                                  ------------------         ------------------
Net cash provided by (used for) investing activities                        165,000                 (1,430,000)

FINANCING ACTIVITIES
--------------------
(Decrease) in short-term revolving credit and other                              -                 (14,213,000)
Proceeds from exercise of stock options                                      45,000                         -
Proceeds from exercise of warrants                                           12,000                         -
Dividends payment adjustment                                                 (8,000)                        -
                                                                  -------------------        ------------------
Net cash provided by (used in) financing activities                          49,000                (14,213,000)
                                                                  -------------------        ------------------

Increase in cash and cash equivalents                                     1,623,000                  5,103,000
Cash and cash equivalents at beginning of period                          1,207,000                    285,000
                                                                  -------------------        ------------------
Cash and cash equivalents at end of period                        $       2,830,000          $       5,388,000
                                                                  ===================        ==================


Supplemental disclosures:
-------------------------
     Income taxes                                                 $           4,600          $          17,000
     Interest                                                     $           2,000          $         314,000



See accompanying notes.

                                 CHEROKEE INC.
                         NOTES TO FINANCIAL STATEMENTS
                 NOVEMBER 30, 1996 (UNAUDITED) AND JUNE 1, 1996

(1)  Basis of Presentation
     ---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ended May 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Cherokee Inc.'s ("Cherokee" or the "Company") annual report on Form 10-K for the period ended June 1, 1996.

(2)  Per Share Information
     ---------------------

Earnings per share for the six month period ended November 30, 1996 (the "Six Months") and the three month period ended November 30, 1996 (the "Second Quarter") are computed by dividing net income by the weighted average number of common shares, including those yet to be distributed by the Disbursing Agent (See Form 10-K) and common equivalent shares outstanding, assuming the use of the treasury stock method and using the average market price of the common stock for the Six Months and the Second Quarter, respectively. Included in common equivalent shares are various stock options and warrants which for the purpose of these computations are considered outstanding from the beginning of the period or time of issuance, if later.

In connection with the Company's December 23, 1994 prepackaged plan of reorganization, pursuant to Chapter 11 of the United States Bankruptcy Code, one million shares were issued to Cherokee's Disbursing Agent, to be distributed to holders of trade claims. During the Second Quarter, no shares were distributed and the remaining shares held by the Disbursing Agent total 7,205 shares, most of which will be returned for cancellation.

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

The Company's current operating strategy emphasizes wholesale and retail direct licensing whereby the Company grants wholesalers and retailers the license to use the Cherokee trademark on certain categories of merchandise, including those products that the Company previously manufactured. The Company's license agreements are either international masters or category specific exclusives or non-exclusives and provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. Currently, the Company has 27 continuing license agreements; seven of which are with retailers, nine of which are with domestic licensees and eleven of which are with international licensees. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard.

As a result of the Company's current operating strategy, Cherokee today is no longer comparable to the former Cherokee.

Net revenues for the six months ended November 30, 1996 (the "Six Months") and the three months ended November 30, 1996 (the "Second Quarter") were $3,670,000 and $2,516,000, respectively, generated primarily through the licensing of the Company's trademarks. As a percentage of total Six Month and Second Quarter sales, licensing revenues represented 93% and 91% respectively and terminated businesses represented 7% and 9% respectively.

The Company's gross profit margin for the Six Months and Second Quarter were $3,553,000 and $2,399,000 or 97% and 95% of net revenues, respectively. The gross profit percentage is not comparable to historical levels as a result of the Company ceasing to manufacture and import apparel and footwear and selling its inventories.

Selling, general, and administrative expenses for the Six Months and Second Quarter were $990,000 and $266,000 or 27% or 11% of net revenues, respectively. During the Second Quarter ended November 30, 1996, certain other liabilities totaling $700,000 were deemed no longer required. In the Six Months, selling, general and administrative expenses have declined from historical levels and will continue to decrease primarily as a result of the termination of the manufacturing and importing of apparel and footwear. This action enabled the Company to reduce its work force, space requirements and other operating expenses.

The Company's interest expense for the Six Months and Second Quarter was $2,000 and $1,000 respectively. The Company's investment and interest income for the Six Months and Second Quarter was $219,000 and $110,000 respectively. The Company has no debt and anticipates having interest income from investing its excess cash.

Based on the Company's anticipated results for fiscal year ending May 31, 1997 ("Fiscal 1997"), management believes that it has available sufficient net operating loss carry forwards to offset taxable income.


LIQUIDITY AND CAPITAL RESOURCES

On November 30, 1996, the Company had $2,830,000 in cash and cash equivalents. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

Cash provided by operations during the Six Months of $1,409,000 resulted from an increase in accounts receivables and other current assets and a decrease in liabilities. Cash provided by financing activities during the Six Months of $49,000 represented the proceeds received from the exercise of warrants and stock options netted with a capital dividend reimbursement payment. Investing activity over the Six Months of Fiscal 1997 was primarily related to a $310,000 increase due to the receipt of restricted cash previously held as collateral for a stand by letter of credit ("LC"). The LC was returned and the cash was released to the Company on August 23, 1996.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  On October 14, 1996, the Company held its annual meeting of stockholders. At the meeting, the board of directors were re-elected by an overwhelming margin.

ITEM 5.  Other Information
         -----------------

  Having settled all claims arising from its 1994 Chapter 11 proceedings, the Company sent in a Final Decree to close the 1994 Chapter 11 Bankruptcy, which was signed and approved by the Bankruptcy Judge on August 15, 1996.

  On October 21, 1996, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement under the Securities Act of 1933, for the purpose of registering shares in the following plans: 1995 Incentive Stock Option Plan, Director warrants, Wilstar Options and Director Options. On November 5, 1996, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement under the Securities Act of 1993 for the purpose of registering shares of Cherokee Inc. Common Stock which were previously issued but not registered under another registration statement.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:    January 10, 1997


                                              CHEROKEE INC.


                                              BY: /s/ Robert Margolis
                                                  -----------------------
                                                  Robert Margolis
                                                  Chief Executive Officer



                                              BY: /s/ Carol Gratzke
                                                  -----------------------
                                                  Carol Gratzke
                                                  Chief Financial Officer