Form 10-Q
period 1997-03-01
CHEROKEE INC
filed 1997-04-10
CIK 844161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 1, 1997.
                      -------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                       to                   .
                               ---------------------    ------------------

Commission file number 0-18640
                       -------

                                 CHEROKEE INC.
                                 -------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

           Delaware                                           95-4182437
---------------------------------                      ----------------------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                         identification number)

6835 Valjean Avenue, Van Nuys, CA                               91406
---------------------------------                      ----------------------
(Address of principal executive                               Zip Code
offices)

Registrant's telephone number, including area code     (818) 908-9868
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 60 days. Yes  X    No
                                       ---      ---

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court. Yes  X    No
               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at April 10, 1997
--------------------------------------           -----------------------------
Common Stock, $.02 par value per share                    [ 7,726,986 ]

                                 CHEROKEE INC.
                                 -------------


                                     INDEX




PART 1.   FINANCIAL INFORMATION

   ITEM I.  FINANCIAL STATEMENTS

   Balance Sheets
     March 1, 1997 (Unaudited) and June 1, 1996

   Statements of Operations (Unaudited)
     Three Months and Nine Months ended March 1, 1997 and
     March 2, 1996

   Statements of Cash Flow (Unaudited)
     Nine months ended March 1, 1997 and
     March 2, 1996

   Notes to Financial Statements


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   ITEM 5.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON 8-K

                                 CHEROKEE INC.
                                 -------------
                                BALANCE SHEETS
                                --------------


                                                   ------------   ------------
                                                   MARCH 1,1997   JUNE 1,1996
                                                   ------------   ------------
                                                   (UNAUDITED)
                                                   -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $  4,854,000   $  1,207,000
  Restricted Cash                                             -        310,000
  Receivables, net                                      519,000        694,000
  Inventories                                            77,000        256,000
  Other current assets                                  106,000         10,000
                                                   ------------   ------------
Total current assets                                  5,556,000      2,477,000

Property and equipment, net                              43,000         44,000
Assets held for sale                                  3,576,000      3,576,000
Notes receivable                                      2,042,000      1,961,000
Other assets                                            473,000        262,000
                                                   ------------   ------------
Total assets                                       $ 11,690,000   $  8,320,000
                                                   ============   ============

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses            $    116,000   $    112,000
  Other accrued liabilities                           1,322,000        288,000
  Customer deposits                                     106,000        350,000
                                                   ------------   ------------
Total current liabilities                             1,544,000        750,000

Other liabilities                                       756,000      1,500,000

STOCKHOLDERS' EQUITY:
Common stock, $.02 par value, 20,000,000
 shares authorized,
 7,650,813 shares issued and
  outstanding at June 1, 1996
  and 7,726,986 shares issued and
  outstanding at March 1, 1997                          154,000        153,000
Additional paid-in capital                           11,171,000     11,977,000
Accumulated deficit                                  (1,935,000)    (5,916,000)
Note receivable from stockholder                              -       (144,000)
                                                   ------------   ------------
Stockholders' equity                                  9,390,000      6,070,000
                                                   ------------   ------------
Total liabilities and stockholders' equity         $ 11,690,000   $  8,320,000
                                                   ============   ============

See accompanying notes.

                                 CHEROKEE INC.
                                 -------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (UNAUDITED)
                                  -----------

                                                         ------------------------------    ------------------------------
                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         ------------------------------    ------------------------------
                                                         MARCH 1, 1997    MARCH 2, 1996    MARCH 1, 1997    MARCH 2, 1996
                                                         -------------    -------------    -------------    -------------
Product sales                                            $     105,000    $          -     $     367,000    $  12,357,000
Royalty revenues                                             1,826,000          387,000        5,234,000          940,000
                                                         -------------    -------------    -------------    -------------
Net revenues                                                 1,931,000          387,000        5,601,000       13,297,000

Cost of goods sold                                              67,000               -           184,000       10,445,000
                                                         -------------    -------------    -------------    -------------
Gross profit                                                 1,864,000          387,000        5,417,000        2,852,000

Selling, general and administrative expenses                   828,000          346,000        1,818,000        3,412,000
                                                         -------------    -------------    -------------    -------------
Operating income (loss)                                      1,036,000           41,000        3,599,000         (560,000)

Other income (expenses):
Interest expense                                                (1,000)          (8,000)          (3,000)        (354,000)
Investment and Interest income                                 125,000          164,000          344,000          367,000
Gain on sale of Uniform division & Other assets                 40,000           15,000           40,000        3,840,000
Other                                                               -                -                -            96,000
                                                         -------------    -------------    -------------    -------------
Total other income, net                                        164,000          171,000          381,000        3,949,000

Income before income taxes                                   1,200,000          212,000        3,980,000        3,389,000

Income tax                                                          -                -                -                -
                                                         -------------    -------------    -------------    -------------
Net income                                               $   1,200,000    $     212,000    $   3,980,000    $   3,389,000
                                                         =============    =============    =============    =============

Net income per common and common
 equivalent shares                                       $        0.15    $        0.03    $        0.49    $        0.52
                                                         -------------    -------------    -------------    -------------
Weighted average common and common
 equivalent shares outstanding-primary                       8,177,711        6,574,961        8,127,021        6,476,487
                                                         =============    =============    =============    =============

See accompanying notes.

                                 CHEROKEE INC.
                                 -------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (UNAUDITED)
                                  -----------

                                                  -----------------------------
                                                        NINE MONTHS ENDED
                                                  -----------------------------
                                                  MARCH 1, 1997   MARCH 2, 1996
                                                  -------------   -------------
OPERATING ACTIVITIES
--------------------
Net income                                        $   3,980,000   $   3,389,000

Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                         12,000          15,000
   Provision for bad debts                                   -          112,000
   Change in other liabilities                         (744,000)             -
   Amortization of discount on note receivable          (96,000)         76,000
   Interest income on note receivable from
    stockholder                                              -          (10,000)
   Changes in current assets and liabilities:
    Decrease in accounts receivable                     175,000      10,817,000
    Decrease in inventories                             179,000      11,279,000
    (Increase) decrease in other current assets         (96,000)        180,000
    Decrease in accounts payable and
     accrued liabilities                               (365,000)     (5,120,000)
                                                  -------------   -------------
Net cash provided by operating activities             3,045,000      20,738,000
                                                  -------------   -------------

INVESTING ACTIVITIES
--------------------
Proceeds from restricted cash investment                310,000              -
Purchase of Treasury Stock                                   -          (75,000)
Purchase of long term assets                            (11,000)         (4,000)
Proceeds from sales of Assets held for sale              40,000          89,000
Increase in notes receivable and other assets          (196,000)     (1,381,000)
                                                  -------------   -------------
Net cash provided by (used for) investing
 activities                                             143,000      (1,371,000)
                                                  -------------   -------------

FINANCING ACTIVITIES
--------------------
(Decrease) in short-term revolving credit and
 other                                                       -      (14,213,000)
Proceeds from exercise of stock options                 236,000              -
Proceeds from repayment of stockholder                  151,000              -
 note receivable
Proceeds from exercise of warrants                       69,000              -
Dividends payment adjustment                              3,000              -
                                                  -------------   -------------
Net cash (used in) financing activities                 459,000     (14,213,000)
                                                  -------------   -------------

Increase in cash and cash equivalents                 3,647,000       5,154,000
Cash and cash equivalents at beginning
 of period                                            1,207,000         285,000
                                                  -------------   -------------
Cash and cash equivalents at end of period        $   4,854,000   $   5,439,000
                                                  =============   =============

Supplemental disclosures:
------------------------
  Income taxes                                    $       4,600   $      17,000
  Interest                                        $       3,000   $     367,000
  Non-cash transaction- Declaration
    of cash dividend                              $   1,159,000


See accompanying notes.

                                 CHEROKEE INC.
                         NOTES TO FINANCIAL STATEMENTS
                   MARCH 1, 1997 (UNAUDITED) AND JUNE 1, 1996

(1)  Basis of Presentation
     ---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 1, 1997 are not necessarily indicative of the results that may be expected for the year ended May 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Cherokee Inc.'s ("Cherokee" or the "Company") annual report on Form 10-K for the period ended June 1, 1996.

(2)  Significant Transactions
     ------------------------

During the three months ended March 1, 1997, Cherokee signed a Wholesale licensing agreement with Joosung Enterprises Co., Ltd. for the development and distribution of handbags and related product categories in South Korea. The agreement provides for royalty payments on net sales of merchandise and the term is for five years.

Cherokee entered into a sales agreement to sell the Wentworth facility (Assets held for sale) for $3,900,000. Escrow is expected to close on or before April 21, 1997.

At the January 15th, 1997 Board Meeting, the Board of Directors declared a minimum cash dividend of $0.15 per share per quarter. The first distribution was paid on March 17, 1997 to the Company's shareholders of record as of the close of business on February 25, 1997.

(3)  Per Share Information
     ---------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 128, Earnings Per Share. The impact of implementing this standard has yet to be determined by management. In the interim, earnings per share for the nine month period ended March 1, 1997 (the "Nine Months") and the three month period ended March 1, 1997 (the "Third Quarter") have been computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding, assuming the use of the treasury stock method and using the average market price of the common stock for the Nine Months and the Third Quarter, respectively. Included in common equivalent shares are various stock options and warrants which for the purpose of these computations are considered outstanding from the beginning of the period or time of issuance, if later.

In connection with the Company's December 23, 1994 prepackaged plan of reorganization, pursuant to Chapter 11 of the United States Bankruptcy Code, one million shares were issued to Cherokee's Disbursing Agent, to be distributed to holders of trade claims. During the Third Quarter, no shares were distributed and the remaining shares held by the Disbursing Agent total 7,205 shares, all of which were returned and canceled as of February 24, 1997. Shares held for distribution to holders of old notes and old common stock were also returned and canceled, which shares were 10,954 and 668, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Historically, the Company's principal business was manufacturing, importing and wholesaling casual apparel and footwear primarily under the Cherokee brand, and licensing the Cherokee trademark to unaffiliated manufacturers for the production and marketing of apparel, footwear and accessories that the Company did not manufacture, import or market. In May 1995, the Company set in motion a new strategy which resulted in the Company's principal business being a marketer and licenser of the Cherokee brand and other brands it owns or may acquire in the future. The Company has terminated manufacturing and importing apparel and footwear, has sold substantially all of its inventories and on July 28, 1995 sold the assets of its uniform division.

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

Net revenues for the nine months ended March 1, 1997 (the "Nine Months") and the three months ended March 1, 1997 (the "Third Quarter") were $5,601,000 and $1,931,000, respectively, generated primarily through the licensing of the Company's trademarks. As a percentage of total Nine Month and Third Quarter sales, licensing revenues represented 93% and 95% respectively and terminated businesses represented 7% and 5% respectively.

The Company's gross profit for the Nine Months and Third Quarter was $5,417,000 and $1,864,000 or 97% and 96% of net revenues, respectively. The gross profit percentage is not comparable to historical levels as a result of the Company ceasing to manufacture and import apparel and footwear and selling its inventories.

Selling, general, and administrative expenses for the Nine Months and Third Quarter were $1,818,000 and $828,000 or 32% and 43% of net revenues, respectively. In the Nine Months, certain other liabilities totaling $700,000 were deemed no longer required. In the Nine Months, selling, general and administrative expenses have declined from historical levels and will continue to decrease primarily as a result of the termination of the manufacturing and importing of apparel and footwear. This action enabled the Company to reduce its work force, space requirements and other operating expenses.

The Company's interest expense for the Nine Months and Third Quarter was $3,000 and $1,000 respectively. The Company's investment and interest income for the Nine Months and Third Quarter was $344,000 and $125,000 respectively. The Company has no debt and anticipates having interest income from investing its excess cash.

Based on the Company's anticipated results for fiscal year ending May 31,1997 ("Fiscal 1997"), management believes that it has available sufficient net operating loss carry forwards to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

On March 1, 1997, the Company had $4,854,000 in cash and cash equivalents. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

Cash provided by operations during the Nine Months of $3,045,000 resulted from an decrease in accounts receivables and other current assets and a decrease in liabilities. Cash provided by financing activities represented the proceeds received from the exercise of warrants and stock options netted against a dividends payment adjustment. Investing activity over the Nine Months of Fiscal 1997 was primarily related to a $310,000 increase due to the receipt of restricted cash previously held as collateral for a stand by letter of credit ("LC"). The LC was returned and the cash was released to the Company on August 23, 1996.

INFLATION AND CHANGING PRICES

Inflation has not had a significant effect on the Company's operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form 10-Q contains forward-looking statements regarding revenue and earnings trends, sales of assets, dividend distributions and international expansion. Such statements are subject to risks and uncertainties. Actual results could vary materially from these statements or current trends. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The Company did not submit any matters to a vote of holders of Common Stock during the Third Quarter of Fiscal 1997.


ITEM 5.  Other Information
         -----------------

     Having settled all claims arising from its 1994 Chapter 11 proceedings, the Company sent in a Final Decree to close the 1994 Chapter 11 Bankruptcy, which was signed and approved by the Bankruptcy Judge on August 15, 1996. The remaining shares held by the Disbursing Agent for distribution to trade creditors, totaling 7,205 shares, were returned and canceled as of February 24, 1997. Shares held for distribution to holders of old notes and old common stock were also returned and canceled as of February 24, 1997, which shares were 10,954 and 668, respectively.

ITEM 6.  Exhibits and Reports on 8-K
         ---------------------------

     No reports on Form 8-K were filed during the quarter ended March 1, 1997.





                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:    April 10, 1997


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