Form 10-K
period 1997-05-31
CHEROKEE INC
filed 1997-07-28
CIK 844161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED MAY 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _______ TO _______

                          COMMISSION FILE NO. 0-18640
                                _______________

                                 CHEROKEE INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

            DELAWARE                                      95-4182437
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

       6835 VALJEAN AVENUE
          VAN NUYS, CA                                                91406
      (ADDRESS OF PRINCIPAL            (818) 908-9868               (ZIP CODE)
        EXECUTIVE OFFICE)      (REGISTRANT'S TELEPHONE NUMBER,
                                    INCLUDING AREA CODE)
                                    __________________

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

                            YES   X        NO
                                -----      ------

As of July 21, 1997, the registrant had 7,741,986 shares of its Common Stock, par value $.02 per share, issued and outstanding.

As of July 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $58,928,000 (computed on the basis of the last trade of the Common Stock on the NASDAQ Small Cap Issue Market on July 21, 1997).

Certain portions of the following document are incorporated by reference into
Part III of this Form 10-K:
The registrant's proxy statement for the Annual Meeting of Stockholders to be held on September 15, 1997.

                                 CHEROKEE INC.
                                     INDEX


PART  I                                                            PAGE

Item 1.       Business...........................................   3
Item 2.       Properties.........................................   9
Item 3.       Legal Proceedings..................................   9
Item 4.       Submission of Matters to a Vote of Security Holders   9

PART  II

Item 5.       Market for the Registrant's Common Equity and
               Related Stockholder Matters......................   10
Item 6.       Selected Financial Data..........................    11
Item 7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operation...............   13
Item 8.       Financial Statements and Supplementary Data.......   18

PART  III

Item 10.      Executive Officers of the Registrant..............   19
Item 11.      Executive Compensation............................   20
Item 12.      Security Ownership of Certain Beneficial Owners
               and Management...................................   20
Item 13.      Certain Relationships and Related Transactions....   20

PART  IV

Item 14.      Exhibits, Financial Statement Schedules and
               Reports on Form 8-K..............................   21

                                     PART I

ITEM 1.   BUSINESS


     On April 24, 1995, a group including Robert Margolis, who founded Cherokee Inc.'s (the "Company") Apparel Division in 1981, and who had been the Company's Chairman and Chief Executive Officer from May 1989 to October 1993, purchased 1,358,000 shares, or approximately 22.3% of the Company's then outstanding Common Stock ("Common Stock"). On May 5, 1995, Mr. Margolis was appointed Chairman and Chief Executive Officer of the Company. After a period of assessment, Mr. Margolis set in motion a strategy which resulted in the Company's principal business being a marketer and licensor of the Cherokee brand and other brands it owns or may acquire in the future. The Company has terminated manufacturing and importing apparel and footwear, has sold its inventories of apparel and footwear and on July 28, 1995 sold the assets of its Uniform Division. The proceeds from these sales have been used to pay off all of the Company's indebtedness. As a result of discontinuing the apparel and footwear business and selling the Uniform Division, the number of employees was reduced from approximately 345 at May 28, 1994 to 15 by November 1, 1995. (See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.)

     Prior to this major strategic change, the Company (as defined above) was a designer, manufacturer, and marketer of casual apparel and footwear primarily under the Cherokee name. The Company operated four divisions during the fiscal year ended June 3, 1995 ("Fiscal 1995"): the Apparel Division, the Footwear Division, the Uniform Division, and the Licensing Division (collectively, the "Divisions"). The Apparel Division designed, manufactured, imported and marketed moderately priced, natural fiber women's and young girls' clothing. The Footwear Division designed, arranged for the manufacture, imported and marketed Cherokee brand and a broad line of private label footwear for women, men and children. The Uniform Division designed, manufactured and marketed Cherokee brand uniforms primarily for the medical industry. The Licensing Division continues to license the use of the Company's proprietary brand names to domestic and international licensees for a variety of apparel, footwear, accessories, home products and other lifestyle related products.

RESTRUCTURINGS
--------------

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

     The consummation of the 1994 Plan resulted in the following: (1) a new credit agreement with the Company's sole secured creditor, the CIT Group/Business Credit, Inc. ("CIT"), the proceeds of which were used to satisfy the claims of the secured creditor under the prior credit facility; (2) the cancellation of all outstanding shares of the Company's common stock, par value $.01 (the "Old Common Stock") and the Series A, B, and C warrants to purchase Old Common Stock; (3) the issuance of 4,900,000 shares of Common Stock to the holders of Old Notes in exchange for the principal amount of $76,565,000 (with accrued and unpaid interest of approximately $4,211,000 as of November 1, 1994) of Old Notes; (4) the issuance of 100,000 shares of Common Stock to the holders of Old Common Stock; and (5) the agreement to issue to the Company's general unsecured creditors 60.5504 shares of Common Stock for each $1,000 of such creditors' claims which were allowed by the Bankruptcy Court. To implement distribution of Common Stock to general unsecured creditors, 1,000,000 shares of Common Stock were issued to Cherokee's disbursing agent (the "Disbursing Agent"), of which the Company estimated that between 268,000 and 393,000 shares would be returned for cancellation. As of May 31, 1997 the Disbursing Agent had distributed 517,795 shares of Common Stock to general unsecured creditors, and canceled 482,205 shares at the Company's request since they were determined not to be distributable to creditors.

CHANGES IN MANAGEMENT
---------------------

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

CHEROKEE'S LICENSING BUSINESS
-----------------------------

     As of May 31, 1997 ("Fiscal 1997"), the Company had nineteen continuing license agreements; seven of which were with retailers, six of which were with domestic wholesale licensees and six of which were with international wholesale and/or retail licensees. The Company's license agreements are with wholesalers and retailers and are either international masters or category specific exclusives or non-exclusives. Wholesale licensees manufacture and import various categories of apparel, footwear and accessories, under the Cherokee trademarks, and sell the licensed products to retailers. The Company's primary emphasis for the past 2 years has been directed toward retail direct licensing. In retail direct licensing, the Company grants retailers the license to use the Cherokee trademarks on certain categories of merchandise, including those products that the Company previously manufactured, generally on a non-exclusive basis, and the retailer is responsible for designing and manufacturing the merchandise. The Company's license agreements, wholesale and retail, provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. The Company will continue to solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist the Company in this regard.

RETAIL DIRECT LICENSING
-----------------------

     During May, June and July of 1995, Company management met with key retailers, conducted consumer research and developed its retail direct licensing marketing strategy. The Company launched its retail direct licensing marketing program on August 1, 1995.

     On August 15, 1995, the Company entered into a major strategic alliance with Target Stores, a division of Dayton Hudson Corporation ("Target"). Target was granted the exclusive right to use the Cherokee trademarks in connection with the sale of the following female products in Target Stores: 5-pocket denim jeans and shorts, all female footwear, all 0-14 girlswear, and all women's and girls fashion accessories (the "Exclusive Products"). On November 1, 1995 the Company entered into a second agreement with Target, whereby Target was granted a non-exclusive right to use the Cherokee trademarks in connection with the sale of merchandise in the following categories in Target Stores: women's casual denim & sportswear, activewear, golfwear, tenniswear, bodywear, careerwear, daywear, sleepwear, robes, loungewear, boys' activewear sizes 0-7, junior casual & denim sportswear, activewear, swimwear, dresses, and home textiles (the "Non-exclusive Products"). During the terms of these agreements, which expire on January 31, 2001, Target has guaranteed minimum sales in excess of $575,000,000 with respect to the Exclusive and Non-exclusive Products. The royalty rate starts at 3% and varies, thereafter, based upon annual sales of the Exclusive and Non-exclusive Products. If Target's sales of the Exclusive Products exceed $200,000,000 in the last year of the agreement and in each year thereafter, the agreement will automatically renew for additional one year terms, subject to Target's right to terminate the agreement every third year. Target has the option beginning on January 31, 2002, to acquire in perpetuity the exclusive rights to manufacture, import and sell the Exclusive Products for a purchase price equal to (a) 10 times the royalty it paid Cherokee with respect to the Exclusive Products in the year prior to exercise of its option but not less than $40,100,000 less (b) the lesser of (i) one-half of the royalties it has paid during the term of the agreement with respect to Exclusive Products or (ii) one-half of (a) above; provided that the maximum price shall be $60,000,000. The agreement prohibits the Company from granting other exclusive Cherokee retail licenses and from granting any licenses to certain other major discount retailers in the territory. Target commenced the initial sales of Exclusive and Non-Exclusive Products in July 1996 and accounted for approximately 68% of the Company's revenues during the fiscal year ended May 31, 1997.

     During the fiscal year ended June 1, 1996, the Company entered into eight retail direct non-exclusive license agreements. As of May 31, 1997, the Company had entered into a non-exclusive license agreement with Brylane L.P., had executed nine amendments to retail direct non-exclusive agreements whereby the product categories were expanded and is negotiating with several other retailers for additional non-exclusive retail direct agreements. The categories of product available for non-exclusive license agreements include Missy, Large Size, Petite, and Junior Sportswear and Activewear (historically Cherokee's largest selling apparel lines), cosmetics, accessories, home, and outdoor products. Major categories of menswear and boyswear not the subject of existing wholesale license agreements are also available. Royalties on non-exclusive retail licenses begin at 3% of the retailer's net sales of licensed product and may decrease depending on the retailer's annual sales of licensed products and/or the retailer's guaranteed annual sales of licensed product.

WHOLESALE LICENSING
-------------------

The Company will continue to grant and administer exclusive and co-exclusive wholesale licenses to unaffiliated manufacturers for the production and marketing under the Cherokee trademark of apparel, uniform footwear, accessories, and a variety of other products for men, women and children that are not already the subject of exclusive licenses. Wholesale licensed products presently include women's intimate apparel, socks, sunglasses, watches, men's activewear and home textile products. The Company's wholesale license agreements typically require the wholesale licensee to pay royalties on revenues against a guaranteed minimum royalty that generally increases over the term of the agreement.

INTERNATIONAL LICENSING
-----------------------

     The Company's new strategy includes the expansion of its international licensing business in other territories. Suzuya Co. Ltd. ("Suzuya"), the Company's Far East licensee for the past ten years, operated 21 Cherokee retail stores in Japan, and had eight sub-licensees that manufactured and sold Cherokee brand apparel and accessories to the Cherokee stores and to other unaffiliated retailers. For the year ended June 1, 1996 licensing agreements were signed with Mondragon, a Philippines based company, and Blackduck Enterprises, subsidiary of Kannaouros & Sons Ltd., a Greek corporation. In April 1997, the Suzuya licensing agreement was terminated and a new master licensing agreement was signed with Vantex, Inc. and three sub-licensing agreements for the further development of the Japanese territory. Also during fiscal year ended May 31,1997, the Company signed a new master licensing agreement for South Korea with Kum Kyung Co., Ltd, a South Korean based company and a new wholesale licensing agreement with Joosung Enterprises Co., Ltd., a South Korean based company which manufacturers handbags and handbag related items.

TRADEMARKS
----------

     The Company owns the Cherokee trademark in connection with certain apparel and other goods, and the Cherokee trademark is registered with the United States Patent and Trademark Office and in certain other countries. The Company also owns numerous trademark applications for Cherokee in numerous countries. The Company intends to renew these registrations as appropriate prior to expiration. The Company protects its trademark domestically and internationally by seeking to monitor on an ongoing basis unauthorized uses of its trademark.

MARKETING
---------

     Historically, the Company had spent between 3% and 4% of its sales on advertising. Advertising, product, labeling and presentation are integrated to deliver one clear and consistent message. The advertising is intended to project a positive image to the consumer and the retailer. The Company and its licensees intend to promote a positive image in marketing the Cherokee brand through advertising, public relations programs, and editorial coverage. During fiscal years ended May 31, 1997 and June 1, 1996, the Company's advertising costs were minimal. As the Company's licensing revenues increase, the Company, in coordination with its licensees, will increase its advertising costs.

COMPETITION
-----------

     Cherokee brand footwear, apparel, and accessories, manufactured by wholesale licensees and sold to retailers and retail licensees, are subject to the same competitive pressures that the Company's products were subject. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, the Company's business plan principally focuses on creating strategic alliances with major retailers for their sale of Cherokee products through the licensing of the Cherokee trademark directly to retailers. Other companies owning established trademarks could also enter into similar arrangements with retailers.

EMPLOYEES
---------

     As of May 31, 1997, the Company employed 12 persons all of whom are involved in the Company's licensing business. None of the Company's employees are represented by labor unions and the Company believes that its employee relations are satisfactory.

FISCAL 1997 AND FISCAL 1996 SALES BY DIVISION
---------------------------------------------

     The following chart sets forth the approximate net sales of each of the Divisions during fiscal year ended May 31, 1997 ("Fiscal 1997") and Fiscal 1996 and the percentage such sales represents of the Company's Fiscal 1997 and 1996 sales.

                        1997 FISCAL YEAR            1996 FISCAL YEAR
                             SALES           %           SALES           %
                       -------------------------   -------------------------
Apparel Division              $        0      .0         $ 7,846,000    56.4
Uniform Division                       0      .0           2,301,000    16.6
Footwear Division                      0      .0           2,331,000    16.8
Other                            385,000     4.4                   -       -
Licensing Division             8,333,000    95.6           1,421,000    10.2
                       -------------------------   -------------------------
                              $8,718,000   100.0         $13,899,000   100.0
                       =========================   =========================

     As a result of the Company's decision to exit the apparel and footwear manufacturing and wholesaling businesses and to sell the Uniform Division, all of which were substantially completed during Fiscal 1996, the Company derived product sales only from selling its remaining inventory of sweatshirts in Fiscal 1997.

THE COMPANY'S FORMER BUSINESSES
-------------------------------

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

     On July 28, 1995, the Company sold the assets of the Uniform Division to Strategic Partners, Inc. ("Strategic Partners"), a corporation which was formed by Michael Singer and investors unaffiliated with Cherokee. Mr. Singer was the President of the Uniform Division until the sale of the Uniform Division and is the President and Chief Executive Officer of Strategic Partners. The assets sold included accounts receivable, inventory, furniture and fixtures, equipment, and the exclusive right to use the Cherokee trademark with respect to the manufacture and sale of uniforms. The sales price was approximately $11,700,000, which was $4,000,000 greater than the book value of the assets that were sold. Of the purchase price, approximately $9,575,000 was paid in cash and $2,125,000 was paid by a 10% subordinated promissory note (the "Note"). The Note required quarterly payments of interest and annual principal payments of $300,000 on July 27, 1997, 1998, 1999 and 2000 with the remaining principal amount due on July 27, 2001. In addition, Strategic Partners would pay Cherokee royalties with respect to its sales of Cherokee brand uniform footwear, and beginning in June 2001, would pay Cherokee, subject to certain conditions, a royalty equal to 2% of annual sales of Cherokee brand uniforms in excess of $30,000,000.

     On April 3, 1997, Strategic Partners and the Company negotiated a 10% discount to pay off the $2,125,000 note due 2001 and in addition, Strategic Partners would pay $100,000 in royalty income to buy back all future royalty obligations for the Cherokee branded uniform apparel and uniform shoes. Strategic Partners delivered a payment of $1,912,500 and $100,000 on May 14, 1997 in full satisfaction of the note and royalty income buy back.

ITEM 2.   PROPERTIES

     The Company owned a building of approximately 100,000 square feet on ten acres of land in Sunland, California, which housed its principal offices and fabric cutting facility. The property was sold for $3,900,000 in April 1997. By October 15, 1995 the Company moved all its employees out of this facility and into a 3,000 square foot office facility in Van Nuys, California which the Company shares with The Wilstar Group ("Wilstar"), a business name used by The Newstar Group, to which Mr. Margolis serves as Chief Executive Officer. The Company uses approximately one-half of such space and pays Wilstar for such usage at the rate of $.75 per square foot or $1,125 per month. The Company believes this facility is currently adequate for its expected requirements for the next few years. The Company leases an 1,158 square foot showroom facility in Dallas, Texas, which it no longer occupies. The Company has subleased this facility. The lease expires on February 28,1998. The Company also shares a 4,000 square foot warehouse storage facility with Wilstar at a rate of $.50 per square foot.

ITEM 3.   LEGAL PROCEEDINGS

     In connection with the 1994 Plan, the Company has settled all claims submitted by trade creditors and other claimants. A Final Decree was entered by the Company and approved by the Bankruptcy Judge on August 15, 1996.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of holders of Common Stock during the fourth quarter of Fiscal 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Common Stock trades on the NASDAQ Small Cap Issues Market under the symbol CHKE. The table below sets forth for each of the fiscal quarters during the Company's last two fiscal years the range of the high and low bid information for the Common Stock.

FISCAL 1996                           HIGH     LOW
-----------                          ------   ------
Quarter ended September 2, 1995      $5 1/2   $2 1/2
Quarter ended December 2, 1995        4 7/8    3 1/2
Quarter ended March 2, 1996           4 3/4    2 7/8
Quarter ended June 1, 1996            7 3/8    3 7/8

FISCAL 1997
-----------
Quarter ended August 31, 1996         6 1/2    4 1/2
Quarter ended November 30, 1996       6 7/8    5 1/4
Quarter ended March 1, 1997           7 3/4    5 1/4
Quarter ended May 31, 1997            7 1/8    5 3/4

     On July 21, 1997, the latest bid price for the Common Stock reported on the NASDAQ Small Cap Issues Market was $11.50 per share.

     As of July 21, 1997, the number of stockholders of record of the Common Stock was 147. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

     Previously, the Company's Board had not established a policy regarding the ongoing payment of dividends. However, on January 28, 1997, the Company's Board declared a quarterly dividend of $0.15 per share. The first dividend payment was made on March 17, 1997 to all shareholders of record as of February 25, 1997. On May 8, 1997, the Company's Board approved a $0.20 per share dividend to all shareholders of record as of May 14, 1997, which was paid on May 30, 1997. It is the intention of the Company's Board to continue its dividend policy and will base future payments upon the availability of cash and its evaluation at such time of the Company's ongoing cash requirements and the most desirable utilization of such cash.

     On May 30, 1996, the Company made a distribution of capital to all shareholders of record as of May 15, 1996. The distribution was $.60 per share on Common Stock and was made in accordance with Section 316 of the Internal Revenue Code of 1986.

ITEM 6.      SELECTED FINANCIAL DATA

     The following selected consolidated financial information, except as noted herein, has been taken or derived from the audited consolidated financial statements of the Company and its Predecessor and should be read in conjunction with the consolidated financial statements included elsewhere herein. See "Financial Statements and Supplementary Data."

                                                        Successor Company                        Predecessor Company
                                              -------------------------------------     ---------------------------------------
                                                Year           Year       3 Months      9 Months        Year           Year
                                                Ended          Ended        Ended         Ended         Ended          Ended
STATEMENT OF OPERATIONS DATA:                  May 31,        June 1,      June 3,      Feb. 25,       May 28,        May 29,
($ IN THOUSANDS EXCEPT PER SHARE DATA)          1997           1996         1995          1995          1994           1993
                                              -------------------------------------     ---------------------------------------
Royalty revenues / Net sales................   $ 8,718        $13,899       $20,264      $ 65,623       $114,087       $157,299
Cost of goods sold..........................       184         10,445        16,310        54,994         83,225        115,630
                                              -------------------------------------     ---------------------------------------
Gross profit................................     8,534          3,454         3,954        10,629         30,862         41,669
Selling, general and administrative
 expenses...................................     3,406          4,460         5,153        19,097         30,974         39,600
Performance option expense..................         -          4,567 (5)         -             -              -              -
Amortization of trademarks and goodwill.....         -              -             -           819          1,691          2,531
Operational restructuring...................         -              -         3,165             -          6,052              -
Write-off of reorganization value in
 excess of amounts allocable to identifiable
 assets.....................................         -              -             -             -          9,281              -
                                              -------------------------------------     ---------------------------------------
Operating income (loss).....................     5,128         (5,573)       (4,364)       (9,287)       (17,136)          (462)
Other (income) expense......................       (75)           (96)         (116)         (167)           141            975
Interest expense............................         3            355           587         5,467         11,914 (1)     23,512 (1)
Investment and interest income..............      (460)          (543)          (24)         (107)           (55)          (344)
Gain on sale of Uniform Div and other
 assets.....................................      (220)        (3,840)            -             -              -              -
Reorganization items........................         -              -             -        54,093 (3)          -         40,599 (2)
                                              -------------------------------------     ---------------------------------------
Income(loss) before income taxes............     5,880         (1,449)       (4,811)      (68,573)       (29,136)       (65,204)
Income tax benefit..........................      (771)             -          (400)       (5,230)        (4,306)        (3,146)
                                              -------------------------------------     ---------------------------------------
Income (loss) before extraordinary  item....     6,651         (1,449)       (4,411)      (63,343)       (24,830)       (62,058)
Extraordinary item (net of income  taxes)...         -              -             -        88,291 (3)          -         82,379 (2)
                                              -------------------------------------     ---------------------------------------
Net income (loss)...........................     6,651         (1,449)       (4,411)       24,948        (24,830)        20,321
Preferred dividend requirement..............         -              -             -             -              -            973
Net income (loss) applicable to common
 stock......................................   $ 6,651        $(1,449)      $(4,411)     $ 24,948       $(24,830)      $ 19,348
Net income (loss)  per share (4)............   $  0.82        $ (0.22)      $ (0.72)            - (4)          - (4)          - (4)
Cash distribution of capital per share......         -        $  0.60             -             -              -              -
Cash dividends per share....................   $  0.35              -             -             -              -              -

                                                MAY 31,       JUNE 1,      JUNE 3,        FEB. 25,(3)    MAY 28,        May 29,(2)
BALANCE SHEET DATA:                              1997          1996         1995           1995           1994            1993
                                              -------------------------------------     ---------------------------------------
Working capital.............................   $ 9,148         $  227                    $ 27,321       $ 26,517       $ 35,510
Total assets................................    13,601          8,320        28,260        41,527         93,700        124,622
Long-term debt, net of current maturities...         -              -             -        18,995         83,204         79,338
Stockholders' equity (deficit)..............    12,224          6,070         7,222        11,825        (11,630)        13,200

NOTES TO SELECTED FINANCIAL DATA

(1) Interest expense includes non-cash charges of $20,451 for the year ended May 29, 1993, $9,420 for the year ended May 28, 1994 and $4,361 for the nine months ended February 25, 1995. Non-cash interest for the year ended May 29, 1993 includes the November 1, 1992 Reset Note interest payment that the Company did not pay.

(2) On May 28, 1993, the 1993 Plan was confirmed by the Bankruptcy Court and became effective on June 1, 1993. For financial statement purposes the effective date of the 1993 Plan was assumed to be May 29, 1993, the last day of the Company's fiscal year. The Company has implemented "fresh start" reporting; therefore all assets and liabilities have been restated to reflect the reorganization value of the Company, and as such the May 29, 1993 balance sheet is that of a successor company, however identified as a Predecessor Company as a result of the subsequent reorganization reflected as of February 25, 1995.

(3) On December 14, 1994, the 1994 plan was confirmed by the Bankruptcy Court and became effective on December 24, 1994. For financial statement purposes the effective date of the Plan was assumed to be February 25, 1995, the last day of the third quarter of the Company's fiscal year. The Company has implemented "fresh start" reporting; therefore all assets and liabilities have been restated to reflect the reorganization value of the Company and as such the June 3, 1995 balance sheet is that of a successor company. See Notes 1 and 2 to the accompanying Financial Statements.

(4) Earnings per share for periods subsequent to the adoption of fresh-start reporting as of February 25, 1995 is based on the weighted average number of common shares, including those yet to be distributed by the disbursing agent during the relevant periods. (See note 1 to the financial statements). Per share data are not presented for periods ending prior to June 3, 1995, due to the general lack of comparability as a result of the revised capital structure of the Company under the 1994 Plan.

(5) Represents a non-cash charge of $4,567,000 resulting from the exercise of The Wilstar Group ("Wilstar") performance options. Wilstar is a related party, majority owned by Robert Margolis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                                SUCCESSOR COMPANY                        PREDECESSOR
                                ---------------------------------------------------        COMPANY
                                  Year Ended    Year Ended                            -----------------
                                   May 31,        June 1,        Three Months Ended   Nine Months Ended
                                     1997          1996             June 3, 1995      February 25, 1995
                                ---------------------------------------------------   -----------------
ROYALTY REVENUES / NET SALES
Apparel Division(1)..........   $        -     $ 7,846,000          $10,510,000          $37,216,000
Footwear Division............            -       2,331,000            4,427,000           14,555,000
Licensing Division...........    8,333,000       1,421,000              325,000            1,485,000
Other(5)/Uniforms(2).........      385,000       2,301,000            5,002,000           12,367,000
                                ----------     -----------          -----------          -----------
  Total Company..............   $8,718,000     $13,899,000          $20,264,000          $65,623,000
                                ==========     ===========          ===========          ===========
GROSS PROFIT
Apparel Division(1)..........   $        -     $ 1,217,000          $   620,000          $   760,000
Footwear Division............            -          56,000            1,242,000            4,189,000
Licensing Division...........    8,333,000       1,421,000              325,000            1,485,000
Other/Uniforms(2)............      201,000         760,000            1,767,000            4,195,000
                                ----------     -----------          -----------          -----------
  Total Company..............   $8,534,000     $ 3,454,000          $ 3,954,000          $10,629,000
                                ==========     ===========          ===========          ===========
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.....   $3,406,000     $ 4,460,000          $ 5,153,000          $19,097,000

PERFORMANCE OPTION EXPENSE...            -     $ 4,567,000 (3)                -                    -
OPERATING INCOME (LOSS)......   $5,128,000     $(5,573,000)         $(4,364,000)(4)      $(9,287,000)(4)
-------------------

(1) By the end of Fiscal 1994, the Uniform Division was separated from the Apparel Division and was established as a separate Division of the Company.

(2) Other consists of the elimination of intercompany transactions and the Uniform Division's results for periods ended February 25, 1995 and June 3, 1995.

(3) A non-cash charge of $4,567,000 resulting from the exercise of performance options for the year ended June 1, 1996.

(4) Operating loss includes an operational restructuring charge for the three months ended June 3, 1995.

(5) Other sales includes the liquidation of the remaining sweatshirt inventory during fiscal year ended May 31, 1997.

FISCAL 1997

Historically, the Company's principal business was manufacturing, importing and wholesaling casual apparel and footwear primarily under the Cherokee brand, and licensing the Cherokee trademark to unaffiliated manufacturers for the production and marketing of apparel, footwear, and accessories that the Company did not manufacture, import or market. In May 1995, the Company set in motion a new strategy which resulted in the Company's principal business being a marketer and licensor of the Cherokee brand and other brands it owns or may acquire in the future. The Company terminated manufacturing and importing apparel and footwear, sold most of its inventories and on July 28, 1995 sold the assets of its Uniform Division.

In previous years, the Company's Licensing Division operated primarily a wholesale licensing program; it licensed the Cherokee trademark to unaffiliated manufacturers for the production and marketing of apparel, footwear, and accessories that the company did not manufacture, import or market. The Company's current operating strategy emphasizes wholesale and retail direct licensing whereby the Company grants wholesales and retailers the license to use the Cherokee trademark on certain categories of merchandise, including those products that the Company previously manufactured. The Company's license agreements are either international masters or category specific exclusives or non-exclusives and provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. Under this operating strategy the Company has been able to significantly reduce its overhead and ongoing operating costs.

As a result of this newly adopted strategy, the Company today is no longer comparable to the former Cherokee.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

Net revenues for Fiscal 1997 were $8,718,000, of which $8,333,000 represented licensing revenues in comparison to net sales of $13,899,000 for Fiscal 1996, which included $1,421,000 in licensing revenues with the remaining sales from the liquidations of apparel and footwear inventories. As a percentage of total revenues for Fiscal 1997 and Fiscal 1996, licensing revenues represented 95.6% and 10.2%, respectively, and the terminated businesses represented 4.4% and 89.8%, respectively.

The Company's gross profit margin for Fiscal 1997 was $8,534,000 or 98% of net revenues compared to $3,454,000 or 25% of net sales for Fiscal 1996. The gross profit percentage is not comparable to historical levels as a result of the Company ceasing to manufacture and import apparel and footwear and selling its inventories.

Selling, general and administrative expenses for Fiscal 1997 were $3,406,000 or 39% of net revenues compared to $4,460,000 or 32% of net sales for Fiscal 1996. During Fiscal 1997, certain other accruals totaling $750,000 were deemed no longer required and were reversed. In Fiscal 1996, the Company recorded a non-cash charge to expense of $4,567,000 for Wilstar performance options, which is the difference between the market price of the common stock at exercise date and exercise price of the options. (See Note 10: Employment and Management Agreements). During the year, selling, general and administrative expenses have declined from historical levels primarily as a result of the termination of the manufacturing and importing of apparel and footwear and the sale of its Uniform Division. These actions enabled the Company to significantly reduce its work force, space requirements and other operating expenses.

     For Fiscal 1997, the Company's gain on sale of assets was attributable to the sale of a trademark asset and the Company's Wentworth street facility, its former headquarters from August 1988 to October 1995. For Fiscal 1996, the Company's gain on sale of assets was attributable to the sale of the Uniform Division and the "Rockers" trademark. On July 28, 1995, the Company sold the assets of the Uniform Division to Strategic Partners. The assets sold included accounts receivable, inventory, furniture and fixtures, equipment and the exclusive right to use the Cherokee trademark with respect to the manufacture and sale of uniforms. The sales price was $11,700,000, which was $4,000,000 greater than the book value of the assets that were sold. Of the purchase price, $9,575,000 was paid in cash and $2,125,000 was paid by a 10% subordinated promissory note (the "Note"). The Note required quarterly payments of interest and annual principal payments of $300,000 on July 27, 1997, 1998, 1999 and 2000 with the remaining principal amount due on July 27, 2001. The Company recorded the note at its estimated fair value of $1,588,000, which represented a discount of $537,000. In addition, Strategic Partners would pay Cherokee royalties with respect to its sales of Cherokee brand uniform footwear, and beginning in June 2001, would pay Cherokee, subject to certain conditions, a royalty equal to 2% of annual sales of Cherokee brand uniform in excess of $30,000,000. On December 1, 1995, the Company sold its patents and trademarks related to the "Rockers" brand footwear to Strategic Partners. for $250,000. A royalty was to be paid to Cherokee if the "Rockers" trademark is used in connection with the sale of Cherokee footwear to the uniform trade.

     On April 3, 1997, Strategic Partners and the Company negotiated a 10% discount to pay off the $2,125,000 note due 2001 and in addition, Strategic Partners would pay $100,000 in royalty income to buy back all future royalty obligations for the Cherokee branded uniform apparel and uniform shoes. Strategic Partners delivered a payment of $1,912,500 and $100,000 on May 14, 1997 in full satisfaction of the note and royalty income buy back.

The Company's interest expense for Fiscal 1997 was $3,000 compared to $355,000 in Fiscal 1996, a decrease of $352,000. The Company's investment and interest income for Fiscal 1997 and Fiscal 1996 were $460,000 and $543,000, respectively. The Company has no debt and anticipates having interest income from investing its excess cash.

Based on the Company's anticipated results for Fiscal 1998, management believes that the Company's tax liabilities will be immaterial in Fiscal 1998 as it has available sufficient net operating loss carry forwards to offset taxable income.


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

The Company's gross profit margin for the three months ended June 3, 1995 was $3,954,000 or 20% of net sales. The gross profit percentage declined from previous levels of 27% in Fiscal 1994 primarily as a result of deteriorating margins for the Company's Apparel Division, which has experienced continued pricing pressures and lack of retailer confidence. The overall performance of the Apparel Division was a key contributing factor to the 1994 Plan and 1995 operational restructuring.

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


NINE MONTHS ENDED FEBRUARY 25, 1995 COMPARED TO NINE MONTHS ENDING FEBRUARY 26, 1994

Net sales for the nine months ended February 25, 1995 (the "1995 Nine Months") were $65,623,000, a decrease of $19,170,000, or 22.6%, from $84,793,000 for the nine months ended February 26, 1994 (the "1994 Nine Months"). Net sales in the 1994 Nine Months include sales of $10,201,000 of Priority Finishing Corporation ("Priority"),an enterprise in which the Company had a minority interest, which was sold in May 1994. After adjusting for Priority's sales, sales for the 1995 Nine Months declined by $8,969,000, or 12.0%, from the 1994 Nine Months.

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

On May 31, 1997, the Company had $9,391,000 in cash and cash equivalents. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues and the Company's cash and cash equivalents.

During Fiscal 1997, cash provided by operations was $3,216,000 and cash provided by investing activities was $5,609,000, which included the return of restricted cash held as collateral on the LC bond, the proceeds from the sale of assets held for sale and the repayment of the Strategic Partner note receivable. During the same period cash used in financing activities was $641,000, which represented the net from the proceeds received from the exercise of warrants and stock options, the utilization of pre-bankruptcy net operating loss carryforwards and the cash dividend distributions made during fiscal year end May 31, 1997.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form 10-K contains forward-looking statements regarding revenue and earnings trends, sales of assets, dividend distributions and international expansion. Such statements are subject to risks and uncertainties. Actual results could vary materially from these statements or current trends. The Company is subject to certain risk factors, which include but are not limited to, competition, dependence on a single licensee and dependence on key management. These risk factors and the forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
-----------------------------


CHEROKEE INC.                                                            PAGE
-------------                                                            ----
Reports of Independent Accountants....................................   F-1

Balance Sheets
  at May 31, 1997 and June 1, 1996....................................   F-2

Statements of Operations
  for the Year Ended May 31, 1997 (Successor Company), and
  for the Year Ended June 1, 1996 (Successor Company), and
  for the Three Months Ended June 3, 1995 (Successor Company), and
  for the Nine Months Ended February 25, 1995 (Predecessor Company)...   F-3

Statements of Stockholders' Equity (Deficit)
  for the Year Ended May 31, 1997 (Successor Company), and
  for the Year Ended June 1, 1996 (Successor Company), and
  for the Three Months Ended June 3, 1995 (Successor  Company), and
  for the Nine Months Ended February 25, 1995 (Predecessor Company)...   F-4

Statements of Cash Flows
  for the Year Ended May 31, 1997 (Successor Company), and
  for the Year Ended June 1, 1996 (Successor Company), and
  for the Three Months Ended June 3, 1995 (Successor  Company), and
  for the Nine Months Ended February 25, 1995 (Predecessor Company)...   F-5

Notes to Financial Statements.........................................   F-7

SCHEDULES
---------

II   Valuations and Qualifying Accounts
      and Reserves....................................................   F-24

All other schedules for which provision is made in the applicable accounting regulation of the SEC have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and related notes.

                       Report of Independent Accountants

The Board of Directors and Stockholders
Cherokee Inc.

We have audited the accompanying balance sheets of Cherokee Inc. (the "Company") as of May 31, 1997 and June 1, 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended May 31, 1997, June 1, 1996, the three months ended June 3, 1995 and the nine months ended February 25, 1995. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Company's reorganization plan became effective on February 25, 1995 for financial reporting purposes. In accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company was required to account for the reorganization using "Fresh-Start Reporting." Accordingly, all financial statements prior to February 25, 1995, are not comparable to the financial statements for periods after the implementation of fresh-start reporting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherokee Inc. at May 31, 1997 and June 1, 1996 and the results of its operations and its cash flows for the years ended May 31, 1997 and June 1, 1996, the three months ended June 3, 1995 and the nine months ended February 25, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Coopers & Lybrand L.L.P.
Los Angeles, California
July 8, 1997

                                 CHEROKEE INC.
                                BALANCE SHEETS

                                                                  May 31, 1997         June 1, 1996
                                                                  ------------         ------------
ASSETS
Current assets:
Cash and cash equivalents                                         $  9,391,000         $  1,207,000
Restricted cash                                                             -               310,000
Receivables, net                                                     1,024,000              694,000
Inventories                                                             80,000              256,000
Other current assets                                                    30,000               10,000
                                                                  ------------         ------------
Total current assets                                                10,525,000            2,477,000

Assets held for sale                                                        -             3,576,000
Notes receivable                                                            -             1,961,000
Deferred tax asset                                                   2,408,000
Other assets                                                           668,000              306,000
                                                                  ------------         ------------
Total assets                                                      $ 13,601,000         $  8,320,000
                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
Accounts payable                                                  $    210,000         $    112,000
Other accrued liabilities                                              392,000              288,000
Customer deposits                                                       25,000              350,000
                                                                  ------------         ------------
Total current liabilities                                              627,000              750,000

Other liabilities                                                      750,000            1,500,000

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 20,000,000 shares authorized,
7,726,986 and 7,650,813 shares issued and outstanding
at May 31, 1997 and June 1, 1996, respectively                         155,000              153,000
Additional paid-in capital                                          11,334,000           11,977,000
Accumulated deficit                                                    735,000           (5,916,000)
Note receivable from stockholder                                            -              (144,000)
                                                                  ------------         ------------
Total stockholders' equity                                          12,224,000            6,070,000
                                                                  ------------         ------------
Total liabilities and stockholders' equity                        $ 13,601,000         $  8,320,000
                                                                  ============         ============

  The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.
                           STATEMENTS OF OPERATIONS

                                                                                                              Predecessor
                                                                    Successor Company                            Company
                                                    --------------------------------------------------      -----------------
                                                     Year Ended      Year Ended     Three Months Ended      Nine Months Ended
                                                    May 31, 1997    June 1, 1996       June 3, 1995         February 25, 1995
                                                    ------------    ------------    ------------------      -----------------
Revenues:
Product sales, net                                  $    385,000    $ 12,478,000       $ 19,939,000            $ 64,138,000
Licensing revenues                                     8,333,000       1,421,000            325,000               1,485,000
                                                    ------------    ------------       ------------            ------------
Total net sales                                        8,718,000      13,899,000         20,264,000              65,623,000
Cost of goods sold                                       184,000      10,445,000         16,310,000              54,994,000
                                                    ------------    ------------       ------------            ------------
Gross profit                                           8,534,000       3,454,000          3,954,000              10,629,000

Selling, general and administrative expenses           3,406,000       4,460,000          5,153,000              19,097,000
Performance option expense                                    -        4,567,000                 -                       -
Amortization of trademarks and goodwill                       -               -                  -                  819,000
Operational restructuring charge                              -               -           3,165,000                      -
Operating income (loss)                                5,128,000      (5,573,000)        (4,364,000)             (9,287,000)

Other income (expenses):
Interest expense                                          (3,000)       (355,000)          (587,000)             (5,467,000)
Investment and interest income                           460,000         543,000             24,000                 107,000
Gain on sale of Uniform Division and other assets        220,000       3,840,000                 -                       -
Minority interest and others                              75,000          96,000            116,000                 167,000
                                                    ------------    ------------       ------------            ------------
Total other income (expenses), net                       752,000       4,124,000           (447,000)             (5,193,000)

Reorganization items:
Professional fees and expenses                                -               -                  -               (3,429,000)
Fresh start adjustments                                       -               -                  -              (50,664,000)
                                                    ------------    ------------       ------------            ------------
Total reorganization items                                    -               -                  -              (54,093,000)

Income (loss) before income taxes
 and extraordinary item                                5,880,000      (1,449,000)        (4,811,000)            (68,573,000)
Income tax benefit                                      (771,000)             -            (400,000)             (5,230,000)
                                                    ------------    ------------       ------------            ------------
Income (loss) before extraordinary item                6,651,000      (1,449,000)        (4,411,000)            (63,343,000)
Extraordinary item:
Gain on extinguishment of debt                                -               -                  -               88,291,000
                                                    ------------    ------------       ------------            ------------
Net income (loss)                                   $  6,651,000    $ (1,449,000)      $ (4,411,000)           $ 24,948,000
                                                    ============    ============       ============            ============
Primary earnings (loss) per share                   $       0.82    $      (0.22)            *                       *
                                                    ============    ============
Fully diluted earnings (loss) per share             $       0.82    $      (0.22)
                                                    ============    ============

     * Per share results are not presented for periods prior to June 3, 1995, due to the general lack of comparability as a result of the revised capital structure of the Company.

  The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 Common Stock            Additional
                                                                           ------------------------        Paid-in
                                                                             Shares       Par Value        Capital
                                                                           ------------------------------------------
Predecessor Company balance at May 28, 1994                                 5,016,298        50,000        13,150,000
                                                                           ==========================================
Net loss for the nine months ended prior to fresh start adjustments                -             -                 -
Recapitalization and fresh start adjustments (Notes 1 and 2)
   Cancellation of old common stock                                        (5,016,298)      (50,000)      (13,150,000)
   Issuance of new common stock                                             6,096,000       122,000        11,703,000
   Issuance of note receivable to stockholder                                      -             -                 -
   Fresh start adjustments                                                         -             -                 -
---------------------------------------------------------------------------------------------------------------------
Successor Company balance at February 25, 1995                              6,096,000       122,000        11,703,000
Net loss for three months ended June 3, 1995                                       -             -                 -
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 3, 1995                                                     6,096,000       122,000        11,703,000
=====================================================================================================================
Issuance of new common stock                                                  366,667         7,000            (7,000)
Exercise of director warrants, employee stock options and
   performance options                                                      1,694,739        35,000         4,620,000
Purchase and retirement of treasury shares                                    (31,593)       (1,000)          (60,000)
Cancellation of shares held and returned by disbursing agent                 (475,000)      (10,000)           10,000
Distribution of capital                                                            -             -         (4,289,000)
Repayment on note receivable                                                       -             -                 -
Net loss for the year ended June 1, 1996                                           -             -                 -
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 1, 1996                                                     7,650,813      $153,000      $ 11,977,000
=====================================================================================================================
Exercise of director warrants, employee stock options and                      95,000         2,000           404,000
Cancellation of shares held and returned by disbursing agent                  (18,827)           -                 -
Cash dividend distributions                                                        -             -         (2,529,000)
Utilization of pre-bankruptcy NOL carryforwards                                    -             -          1,482,000
Repayment on note receivable                                                       -             -                 -
Net income for the year ended May 31, 1997                                         -             -                 -
---------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 1997                                                     7,726,986       155,000        11,334,000
=====================================================================================================================

                                                                                              Notes
                                                                                            Receivable
                                                                           Accumulated         from
                                                                             Deficit       Stockholders    Total
                                                                           ------------------------------------------
Predecessor Company balance at May 28, 1994                                 (24,830,000)          -       (11,630,000)
                                                                           ==========================================
Net loss for the nine months ended prior to fresh start adjustments         (12,679,000)          -       (12,679,000)
Recapitalization and fresh start adjustments (Notes 1 and 2)
   Cancellation of old common stock                                                  -            -       (13,200,000)
   Issuance of new common stock                                                      -            -        11,825,000
   Issuance of note receivable to stockholder                                        -      (192,000)        (192,000)
   Fresh start adjustments                                                   37,509,000           -        37,509,000
---------------------------------------------------------------------------------------------------------------------
Successor Company balance at February 25, 1995                                       -      (192,000)      11,633,000
Net loss for three months ended June 3, 1995                                 (4,411,000)          -        (4,411,000)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 3, 1995                                                      (4,411,000)    (192,000)       7,222,000
=====================================================================================================================
Issuance of new common stock                                                         -            -                -
Exercise of director warrants, employee stock options and
   performance options                                                               -            -         4,655,000
Purchase and retirement of treasury shares                                      (56,000)          -          (117,000)
Cancellation of shares held and returned by disbursing agent                         -            -                -
Distribution of capital                                                              -            -        (4,289,000)
Repayment on note receivable                                                         -        48,000           48,000
Net loss for the year ended June 1, 1996                                     (1,449,000)          -        (1,449,000)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 1, 1996                                                    $ (5,916,000)   $(144,000)     $ 6,070,000
=====================================================================================================================
Exercise of director warrants, employee stock options and                            -            -           406,000
Cancellation of shares held and returned by disbursing agent                         -            -                -
Cash dividend distributions                                                          -            -        (2,529,000)
Utilization of pre-bankruptcy NOL carryforwards                                      -            -         1,482,000
Repayment on note receivable                                                         -       144,000          144,000
Net income for the year ended May 31, 1997                                    6,651,000           -         6,651,000
---------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 1997                                                         735,000           -        12,224,000
=====================================================================================================================


                                 CHEROKEE INC.
                           STATEMENTS OF CASH FLOWS

                                                                     Successor Company                  Predecessor Company
                                                     -----------------------------------------------    -------------------
                                                                                        Three Months        Nine Months
                                                      Year Ended        Year Ended          Ended               Ended
                                                     May 31, 1997      June 1, 1996     June 3, 1995      February 25, 1995
                                                     -----------------------------------------------    -------------------
OPERATING ACTIVITIES
Net (loss) income                                    $ 6,651,000       $ (1,449,000)    $ (4,411,000)     $ 24,948,000
Adjustments to reconcile net (loss) income to
  net cash provided by (used in)
  operating activities:
      Depreciation and amortization                       19,000             18,000           26,000           690,000
      Amortization of goodwill and trademarks                 -                  -                -            819,000
      Provision for bad debts                           (112,000)           112,000           72,000           696,000
      Operational restructuring charge                        -                  -         2,551,000                -
      Gain on Sale of Uniform Division                        -          (1,588,000)              -                 -
      Change in other liabilities                       (750,000)
      Deferred taxes                                  (2,408,000)                -          (500,000)       (5,230,000)
      Amortization of deferred financing costs
       and debt discount                                      -                  -                -             85,000
      Gain on extinguishment of debt                          -                  -                -        (88,291,000)
      Fresh start adjustments                                 -                  -                -         50,664,000
      Amortization of discount on
         note receivable                                      -             108,000               -                 -
      Performance option exercise expense                     -           4,567,000               -                 -
      Changes in current assets and liabilities:
       Receivables                                      (218,000)        10,747,000        5,010,000        (2,441,000)
       Inventories                                       176,000         11,274,000        5,724,000        (1,880,000)
       Other current assets                              (20,000)           496,000         (141,000)          (88,000)
       Accounts payable                                 (122,000)        (1,348,000)      (1,794,000)        7,787,000
       Accrued payroll and related expenses                   -          (1,559,000)       1,152,000          (227,000)
       Income taxes payable                                   -                  -                -                 -
       Other liabilities                                      -          (1,668,000)        (521,000)          364,000
                                                     -----------       ------------     ------------      ------------
Net cash provided by (used in) operating
 activities                                            3,216,000         19,710,000        7,168,000       (12,104,000)

Continued

                                 CHEROKEE INC.
                           STATEMENTS OF CASH FLOWS

                                                                     Successor Company                  Predecessor Company
                                                     -----------------------------------------------    -------------------
                                                                                        Three Months        Nine Months
                                                      Year Ended        Year Ended          Ended               Ended
                                                     May 31, 1997      June 1, 1996     June 3, 1995      February 25, 1995
                                                     -----------------------------------------------    -------------------
                                                                                          (Note 2)
INVESTING ACTIVITIES
Purchases of long term assets                        $   (24,000)      $    (25,000)    $    (13,000)     $   (296,000)
Proceeds from sales of assets held for sale            3,576,000             89,000               -            435,000
Purchase of treasury shares                                   -            (117,000)              -                 -
Restricted cash                                          310,000           (310,000)              -                 -
Repayment on note receivable from stockholder            144,000             48,000               -                 -
Change in other assets                                  (358,000)           (59,000)         108,000           383,000
Collection of notes receivable                         1,961,000                 -                -                 -
                                                     -----------       ------------     ------------      ------------
Net cash provided by (used in) investing activities    5,609,000           (374,000)          95,000           522,000

FINANCING ACTIVITIES
Payment of long-term debt, including
  revolving credit which was classified
  as current at June 3, 1995                                  -                  -        (7,065,000)       (2,383,000)
Net proceeds from the issuance of long-term debt              -                  -                -         14,719,000
Net (payments on) proceeds from revolving
  credit and other                                            -         (14,213,000)          64,000        (1,232,000)
Utilization of pre-bankruptcy
  net operating loss carryforwards                     1,482,000                 -                -                 -
Proceeds from exercise of stock options                  336,000             64,000               -                 -
Proceeds from exercise of warrants                        70,000             24,000               -                 -
Cash Distributions                                    (2,529,000)        (4,289,000)              -                 -
                                                     -----------       ------------     ------------      ------------
Net cash (used in) provided by financing activities     (641,000)       (18,414,000)      (7,001,000)       11,104,000
                                                     -----------       ------------     ------------      ------------
Increase (decrease) in cash and cash equivalents       8,184,000            922,000          262,000          (478,000)
Cash and cash equivalents at beginning of period       1,207,000            285,000           23,000           501,000
                                                     -----------       ------------     ------------      ------------
Cash and cash equivalents at end of period             9,391,000       $  1,207,000     $    285,000      $     23,000
                                                     ===========       ============     ============      ============

TOTAL PAID DURING PERIOD:
  Income taxes                                       $     4,600       $         -      $     92,000      $     17,000
  Interest                                           $     3,000       $    355,000     $    587,000      $  1,644,000

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.   REORGANIZATION

Cherokee Inc. ("Cherokee" or the "Company") up until May 1995 was a designer, manufacturer, importer and marketer of casual apparel and footwear primarily under the Cherokee brand name and on July 28, 1995 sold its Uniform Division. The Company's principal business since May 1995 has been that of a licensor and marketer of the Cherokee trademark to wholesalers and retailers. See Note 7.

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

Common Stock: On the Effective Date Cherokee issued 5,000,000 shares of Common Stock, par value of $.02 per share, ("Common Stock") to holders of 11% Senior Subordinated Notes due 1999 ("Old Notes") and common stock par value $.01 per share ("Old Common Stock"). The Company also issued 1,000,000 shares of Common Stock to a disbursing agent, which shares were to be issued to Holders of Allowed General Unsecured Claims following allowance and settlement of such Claims. To implement distribution of Common Stock to general unsecured creditors, 1,000,000 shares of Common Stock were issued to Cherokee's disbursing agent (the "Disbursing Agent"). As of May 31, 1997 the Disbursing Agent had distributed 517,795 shares of Common Stock to general unsecured creditors and had returned 482,205 shares to the Company since they were determined not to be distributable to creditors, and subsequently, were canceled at the Company's request. Having settled all claims, the Company sent in a Final Decree to the Bankruptcy Court, which was signed and approved by the Bankruptcy Judge on August 15, 1996.

In accordance with the 1994 Plan, the Company's Certificate of Incorporation was amended to authorize 20,000,000 shares of Common Stock par value $.02 per share, and 1,000,000 shares of Preferred Stock par value $.02 per share. The terms and conditions of the Preferred Stock shall be determined from time to time by the Company's Board of Directors.

Old Notes: For each $1,000 principal amount of Old Notes (an aggregate of $76,565,000), Holders received 63.9978 shares of Common Stock (or an aggregate of 4,900,000 shares of Common Stock). Accrued and unpaid interest through the petition date was taken into account in determining the exchange ratio. Having settled all claims, the remaining 10,954 shares were returned and canceled by the Disbursing Agent on February 24, 1997.

Allowed General Unsecured Claims: Holders of Allowed General Unsecured Claims have received 60.5504 shares of Common Stock for each $1,000 amount of Allowed General Unsecured Claims.

Allowed General Unsecured Claims of Less than $1,000: Holders of Allowed General Unsecured Claims of Less than $1,000 received full payment in cash.

Old Common Stock: Holders of Old Common Stock received .019935 shares of Common Stock for each share of Old Common Stock (or an aggregate of 100,000 shares of Common Stock). Having settled all claims, the remaining 668 shares were returned and canceled by the Disbursing Agent on February 24, 1997.

                         NOTES TO FINANCIAL STATEMENTS

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

                         NOTES TO FINANCIAL STATEMENTS

                                BALANCE SHEETS
                               FEBRUARY 25, 1995
                                ($000 OMITTED)

                                                   Pre-Fresh Start                                    Fresh Start     Fresh Start
                                                   Balance Sheet       Cancellation     Debt          Fair Value      Balance Sheet
                                                   Feb. 25, 1995       of Stock         Discharge     Adjustment      Feb. 25, 1995
                                                   -------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                          $      23           $      -         $      -      $      -        $      23
Receivables, net                                      16,857                  -                -           (622)(3)      16,235

INVENTORIES:
Raw materials                                          5,643                  -                -         (1,831)(3)       3,812
Work in process                                        1,802                  -                -            (41)(3)       1,761
Finished goods                                        16,616                  -                -         (2,833)(3)      13,783
                                                   ---------           ---------        ---------     ---------       ---------
                                                      24,061                  -                -         (4,705)(3)      19,356

Deferred income taxes                                  2,511                  -                -         (2,511)(4)          -
Other current assets                                     415                  -                -             (1)(3)         414

  TOTAL CURRENT ASSETS                                43,867                  -                -         (7,839)         36,028

Property & Equipment                                  12,578                  -                -         (8,863)(3)       3,715
Less accumulated depreciation and amortization        (1,455)                 -                -          1,455 (3)          -
                                                   ---------           ---------        ---------     ---------       ---------
                                                      11,123                  -                -         (7,408)(3)       3,715
                                                   ---------           ---------        ---------     ---------       ---------

Trademarks, net of amortization                       36,290                  -                -        (36,290)(5)          -
Other assets                                           3,156                 192 (2)           -         (1,564)(3)       1,784
                                                   ---------           ---------        ---------     ---------       ---------
  TOTAL ASSETS                                     $  94,436           $     192 (2)    $      -      $ (53,101)      $  41,527
                                                   =========           =========        =========     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short-term revolving credit and other              $     439           $      -         $      -      $      -        $     439
Current maturities of long-term debt                   1,780                  -                -             -            1,780
Accounts payable and accrued expenses                 13,754                  -            (7,365)(2)        29 (3)       6,418
Accrued interest payable                               4,361                  -            (4,361)(2)        -               -
Income tax payable                                        70                  -                -             -               70
Senior subordinated notes due 1999                    76,565                  -           (76,565)(2)        -               -
                                                   =========           =========        =========     =========       =========

  TOTAL CURRENT LIABILITIES                           96,969                  -           (88,291)           29           8,707

Long-term debt, net of current maturities             18,995                  -                -             -           18,995
Deferred incomes taxes                                 2,781                  -                -           (781)(4)       2,000
                                                   ---------           ---------        ---------     ---------       ---------
  TOTAL LIABILITIES                                  118,745                  -           (88,291)         (752)         29,702

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value, 20,000,000
  authorized,5,016,298 shares issued and
  outstanding                                             50                 (50)(1)           -             -               -
Common stock, $.02 par value, 20,000,000
  authorized,6,096,000 shares issued and
  outstanding                                             -                    4 (1)          118 (2)        -              122
Additional paid-in capital                            13,150                 238 (1)                     (1,685)(2)      11,703
Deficit                                              (37,509)                 -            88,173 (2)   (50,664)(3)          -
                                                   ---------           ---------        ---------     ---------       ---------
  STOCKHOLDERS' EQUITY (DEFICIT)                     (24,309)                192           88,291       (52,349)         11,825
                                                   ---------           ---------        ---------     ---------       ---------
  TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                              $  94,436           $     192        $      -      $ (53,101)      $  41,527
                                                   =========           =========        =========     =========       =========

                         NOTES TO FINANCIAL STATEMENTS

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

                         NOTES TO FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY YEAR END

The Company uses a 52 or 53 week fiscal year ending on the Saturday nearest May 31.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased and money market funds with an original maturity date of three months or less to be cash equivalents.

The Company had restricted cash of $310,000 at June 1, 1996, held as collateral for a stand by letter of credit ("LC"). The LC secured a custom's bond in the Company's name. The LC was returned and the cash was released to the Company on August 23, 1996.

INVENTORIES

Inventories are valued at the lower of cost or market, determined by the use of the first-in, first-out method.

REVENUE RECOGNITION

Product sales are recognized on the date of shipment. Royalty revenues are recognized when earned based upon contractual agreement.

DEPRECIATION AND AMORTIZATION

In accordance with fresh start reporting related to the 1994 Plan, the pre-effective date accumulated depreciation and amortization of $1,455,000 at February 25, 1995 was eliminated and a new depreciation and amortization base was established equal to the estimated fair market value of the existing fixed assets at that date.

Depreciation of furniture and fixtures, stated at cost, is provided on a straight-line method over the estimated useful lives of the assets ranging from three to eight years.

                         NOTES TO FINANCIAL STATEMENTS

OTHER ASSETS AND ASSETS HELD FOR SALE

Other assets is comprised of property, plant and equipment and intangible assets. Property and equipment are stated at cost, less accumulated depreciation and amortization.

Based on the Company's continued poor operating performance and its second bankruptcy reorganization since fiscal year 1993, no value was attributed to trademarks in connection with the fresh start accounting for the 1994 Plan.

Subsequent to 1994, the Company capitalizes all fees incurred in filing trademark registrations and renewals. Trademark registration and renewal fees are amortized over the life of the registrations ranging from five to ten years.

Assets held for sale at June 1, 1996 included the Company facility in Sunland, California, which was sold on April 22, 1997.

LONG-TERM ASSETS

The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value. Based on current information management believes no impairment exists.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company limits its credit risk with respect to cash by maintaining cash balances with quality financial institutions. At May 31, 1997 and June 1, 1996, the Company's cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of the Company's licensing royalty revenue program. Generally, the Company does not require collateral or other security to support customer receivables. As of May 31, 1997, the Company had nineteen continuing license agreements; seven of which were with retailers, six of which were with domestic licensees and six of which were with international licensees.

                         NOTES TO FINANCIAL STATEMENTS

One customer accounted for approximately 83% of the Company's trade receivables at May 31, 1997 and approximately 68% of the Company's revenues during the fiscal year ended May 31, 1997. No customer accounted for more than 10% of trade receivables at June 1, 1996 or of sales during the period ended June 1, 1996.


STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company has elected to account for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company adopted the provisions for pro forma disclosure requirements of SFAS 123 in Fiscal 1997. (See Note 13.)


ADVERTISEMENT

Our retail direct licensees fund their own advertisement programs. The Company's advertising and promotional costs are immaterial and are expensed as incurred.


EARNINGS PER SHARE

Primary earnings (loss) per common share amounts were computed by dividing earnings (loss) by the average number of common and dilutive equivalent shares outstanding. Fully diluted per-common-share amounts assume the issuance of common stock for all other potentially dilutive equivalents outstanding. The weighted average number of shares used in the calculation of primary and fully diluted earnings per share were 8,091,725 and 8,156,188 shares, respectively.

For the year ended June 1, 1996, the Company recorded a non-cash charge to recognize performance option expense of $4,567,000, resulting in a reduction in earnings per share of $0.70.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt this statement and reflect its disclosures in the Company's 1997 financial statements. SFAS 128 requires dual presentation of basic and diluted earnings per share, as defined. This statement requires that prior period earnings per share data be restated. As a result, earnings per share as of May 31, 1997 would reflect basic and diluted earnings per share of $0.87 and $0.82, respectively. The weighted average number of shares used in the calculation of basic and diluted earnings per share were 7,682,377 and 8,091,725 shares, respectively.

                         NOTES TO FINANCIAL STATEMENTS

4.  RECEIVABLES

Receivables consist of the following:

                                          MAY 31, 1997   JUNE 1, 1996
                                          ------------   ------------

Trade                                       $  657,000     $  621,000
Due from Factor                                      -         43,000
Note Receivable, Current                       250,000              -
                                          ------------   ------------
Other                                          117,000        621,000
                                          ------------   ------------
                                             1,024,000      1,285,000
Less allowance for doubtful accounts                 -       (591,000)
                                          ------------   ------------
                                            $1,024,000     $  694,000
                                          ============   ============

Management has made its best estimate as to the collectibility of accounts receivable considering the fact that the Company has sold or terminated its significant operations. In establishing its allowance for doubtful accounts, the Company has taken into consideration termination of its customer relations in determining the adequacy of its allowance for doubtful accounts.

5.  LONG-TERM DEBT

REVOLVING CREDIT FACILITY AND TERM LOAN

On December 23, 1994, the Company entered into a revolving credit facility and term loan with CIT (the "CIT Agreement"). The interest rates on the revolving credit facility and the term loan were equal to the Chemical Bank base rate plus 1.5% and plus 2%, respectively. The weighted average interest rate on the Company's short term borrowings was 10.54% for the year ended June 3, 1995. As of September 30, 1995 both the revolving credit facility and term loan were repaid. In consideration for CIT entering into the CIT Agreement, the Company granted CIT a Warrant to purchase up to 10% of the shares of Common Stock to be issued in connection with the 1994 Plan (approximately 570,000 shares). In April 1995, an unaffiliated third party ("Investor") paid CIT $500,000 to surrender the CIT Warrant to the Company. The fair market value of the Warrant was considered in the reorganization value of the Company determined in conjunction with the 1994 Plan.

In April 1995, the Company entered into agreements in principle pursuant to which the Company would have issued to an unaffiliated investor, a warrant to purchase 440,000 shares of Common Stock at an exercise price of $.02 per share and the Company would have caused the investor to be appointed a director of the Company in consideration for his (a) paying $500,000 to CIT to purchase the warrant held by CIT entitling CIT to purchase up to 10% of the shares of Common Stock to be issued in connection with the 1994 Plan (approximately 570,000 shares) at an exercise price of $.02 per share and surrendering such warrant to the Company, (b) guaranteeing a $4,000,000 overadvance facility to be provided the Company by CIT until August 31,1995 and a $2,000,000 overadvance facility from September 1, 1995 to January 31, 1996 and (c) securing such guarantee with standby bank letters of credit. The investor paid CIT $500,000 and the CIT warrant was surrendered to the Company. Prior to the issuance of the new warrant to the investor, the Company made a major change of strategy as a result of which the Company no longer required the CIT overadvance. The Company negotiated a new agreement with the investor pursuant to which he and the Company agreed to surrender all of their rights under the original agreement between them and the Company agreed to issue to him or his nominee 366,667 shares of Common Stock and to

                         NOTES TO FINANCIAL STATEMENTS
reimburse the investor for his legal fees up to $10,000. On June 21, 1995, the investor became a director of the Company and on August 21, 1995, the Company issued 366,667 shares of Common Stock to Axicom Capital Group, the investor's nominee.

6.  INCOME TAXES

The income tax benefit as shown in the statements of operations includes the following:


                                                 SUCCESSOR       PREDECESSOR
                      SUCCESSOR COMPANY           COMPANY          COMPANY
                 ---------------------------   ------------   -----------------
                                               THREE MONTHS      NINE MONTHS
                  YEAR ENDED     YEAR ENDED        ENDED            ENDED
                 MAY 31, 1997   JUNE 1, 1996   JUNE 3, 1995   FEBRUARY 25, 1995
                 ------------   ------------   ------------   -----------------
Current:
Federal          $    96,000    $        -     $        -     $        -
State                 32,000             -         100,000             -
Foreign               27,000             -              -              -
                 ------------   ------------   ------------   -----------------
                     155,000             -         100,000             -

Deferred:
Federal             (785,000)            -        (250,000)     (3,355,000)
State               (141,000)            -        (250,000)     (1,875,000)
Foreign                   -              -              -               -
                 ------------   ------------   ------------   -----------------
                    (926,000)            -        (500,000)     (5,230,000)
                 ------------   ------------   ------------   -----------------
                 $  (771,000)   $        -     $  (400,000)    $(5,230,000)

Deferred income taxes are comprised of the following:

                                             MAY 31, 1997                               JUNE 1, 1996
                                         Current     Non-Current                    Current     Non-Current
                                       -----------------------------              -----------------------------
Deferred tax assets:
Fixed assets                                   -                  -                       -                 -
Inventory reserve                              -                  -                       -                 -
Uniform capitalization                         -                  -                       -                 -
Bad debt reserve                               -                  -                       -                 -
Accrued liabilities                            -                  -                       -                 -
Tax effect of NOL carryovers                   -           8,648,000                      -         10,624,000
Other                                          -             218,000                      -             90,000
Valuation allowance                            -          (6,458,000)                     -        (10,714,000)
                                       -----------------------------              -----------------------------
Total deferred tax assets              $       -         $ 2,408,000              $       -       $         -
                                       -----------------------------              -----------------------------

                        NOTES TO FINANCIAL STATEMENTS

                                            JUNE 3, 1995
-------------------------------------------------------------------------------
                                     Current         Non-Current
-------------------------------------------------------------------------------
Deferred tax assets:
Fixed assets                               -             442,000
Inventory reserve                   2,583,000                 -
Uniform capitalization                418,000                 -
Bad debt reserve                      436,000                 -
Accrued liabilities                   967,000                 -
Tax effect of NOL carryovers               -          14,823,000
Other                                      -             232,000
Valuation allowance                (4,404,000)       (15,497,000)
Total deferred tax assets         $        -        $         -
-------------------------------------------------------------------------------

The Company has provided a valuation reserve against the majority of the deferred tax assets due to the uncertainty surrounding the utilization of the net operating loss and tax credit carryforwards. A valuation allowance has not been provided to the extent of projected future earnings for the fiscal year ending May 31, 1998 based upon management's estimation of future income. Any reduction in the valuation allowance relating to pre-organization carryovers will be credited to additional paid in capital.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

                                                                               SUCCESSOR         PREDECESSOR
                                                  SUCCESSOR COMPANY             COMPANY            COMPANY
                                            ----------------------------      -------------------------------
                                                                                                 NINE MONTHS
                                            YEAR ENDED        YEAR ENDED      THREE MONTHS          ENDED
                                              MAY 31,           JUNE 1,            ENDED         FEBRUARY 25,
                                               1997              1996          JUNE 3, 1995         1995
                                            ----------------------------      -------------------------------
Tax (benefit) expense at U.S.
 statutory rate                                34.0%           (34.0)%           (34.0)%            34.0%
Additional paid-in-capital                     25.2               --                --                --
Net gain from extraordinary gain from
 extinguishment of debt not taxable              --               --                --             (51.2)
Net operating loss for which
 no tax benefit was recognized                   --             34.0              33.9              12.5
Writedown of net deferred taxes                  --               --              (5.2)            (21.0)
Utilization of Net operating
 loss carryforward                            (33.6)              --                --                --
Valuation Allowance                           (41.0)              --                --                --
Foreign taxes                                    .5               --                --                --
Nondeductible reorganization costs               --               --                --               4.7
State income tax benefit net of federal
 income tax                                      .4               --              (3.1)               --
Minority interest and others                    1.4               --                .4                --
                                              -----             ----              ----             -----
Tax benefit                                   (13.1)%             --              (8.0)%           (21.0)%
                                        =====================================================================

                         NOTES TO FINANCIAL STATEMENTS

At June 1 1997 the Company has federal and California tax net operating loss carryovers ("NOL's"), generated subsequent to the Company's 1994 reorganization, of approximately $13,200,000 and $4,000,000, respectively, which will begin to expire in 2010 and 2000, respectively. The utilization of these losses is not subject to Internal Revenue Code ("IRC") Section 382 limitations.

As a result of the 1994 Plan discussed in Note 1, an ownership change occurred and the annual utilization of pre-reorganization NOL's and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. Given the IRC Section 382 limitations, a substantial portion of the pre-reorganization losses will expire unused. Such deferred tax assets have been written off against the valuation allowance.


7.  OPERATIONAL RESTRUCTURING CHARGE

The operational restructuring charge of $3,165,000 which was taken in the three months ended June 3, 1995, covers the costs and charges of exiting from apparel and footwear manufacturing, importing and wholesaling businesses in order to implement the Company's new licensing strategy. Historically, the Company operated a wholesale licensing program; it licensed the Cherokee trademark to unaffiliated manufacturers for the production and marketing of apparel, footwear and accessories that the Company did not manufacture, import or market. The Company's current operating strategy includes retail direct licensing whereby the Company grants retailers the license to use the Cherokee trademark on certain categories of merchandise, including those products that the Company previously manufactured. Under its licensing operating strategy, the Company was transformed into a significantly smaller, more focused organization.

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

Revenues and gross profit for the Company's terminated businesses were $84,077,000 and $12,772,000 in Fiscal 1995.

                         NOTES TO FINANCIAL STATEMENTS

8.  COMMITMENT AND CONTINGENCIES

LEASES

The Company leases real property under a lease agreement expiring on February 28, 1998. Monthly rent is $1,496 plus operating expenses. The Company entered into a sublease agreement on August 30, 1995 with an unaffiliated third party. The term of this sublease is from September 1, 1995 to February 28, 1998. Sublessee is to pay rent of $1,280 per month for the property.

Since May 26, 1995, the Company has subleased approximately 1,500 square feet of office space from Wilstar. The Company pays Wilstar $.75 per square foot or $1,125 per month. In addition, the Company reimburses Wilstar for one-half of certain costs relating to this office space. The rent and costs are prorated based upon square footage used by Cherokee and Wilstar does not profit from this reimbursement. Since May 4, 1996, the Company has subleased 4,000 feet of Wilstar's warehouse space at $.50 per square foot as storage space for its financial records. Both rental agreements are on a month to month basis.

Total rent expense was $60,000, $198,000, $149,000 and $730,000, for the years ended May 31, 1997 and June 1, 1996, the three months ended June 3, 1995 and the nine months ended February 25, 1995, respectively.


9.  SEGMENT INFORMATION

Prior to implementing its strategy to change its business to that of a licensor, the Company was primarily engaged in the manufacturing, importing and the distribution of apparel and shoes; therefore, its business is within one industry segment.


10.  EMPLOYMENT AND MANAGEMENT AGREEMENTS

On April 24, 1995, a group which included Mr. Margolis (a former Chairman and Chief Executive Officer of the Company) acquired approximately 22.3% of the Company's then outstanding Common Stock (the "Group"). The Group sought to have Mr. Margolis installed as Chief Executive Officer of the Company and to have Mr. Margolis appointed a director of the Company. On May 4, 1995, the Company and The Newstar Group d/b/a The Wilstar Group ("Wilstar") entered into a Management Agreement (the "Agreement") pursuant to which Wilstar agreed to provide executive management services to the Company by providing the services of Robert Margolis as Chief Executive Officer. The Agreement will terminate on May 31, 1998; however, the Agreement will automatically extend for additional one-year terms as long as the Company's pre-tax earnings are equal to at least 80% of the pre-tax earnings contained in the budget submitted to and approved by the Board of Directors for such fiscal year. Wilstar will receive an annual management fee of $400,000 and a bonus equal to 10% of the Company's pre-tax earnings in excess of $2,666,000 in Fiscal 1996 and in excess of $2,500,000, thereafter. At May 31, 1997, the Company had accrued the bonus payable under Other Accrued Liabilities. In addition, Wilstar received options to purchase 7-% of the Common Stock on a fully diluted basis (675,700 shares) at a purchase price of $3.00 per share (the "Wilstar Options"). All of these options are currently exercisable. During the fiscal year ended May 31,1997, the Company made compensation payments in lieu of cash dividends to Wilstar

                         NOTES TO FINANCIAL STATEMENTS
totalling $375,100. Wilstar's ability to exercise the Wilstar Options accelerates and such options become fully exercisable upon the occurrence of certain events, including a termination of the Wilstar Agreement without cause, termination due to the Company's breach, or under certain circumstances, the merger of the Company, sale of substantially all of its assets, or sale of a majority of its common stock.

In the original Agreement Wilstar had the right to purchase up to an additional 22.5% of the Common Stock at a price of $.02 per share until May 3, 2000 based on the equity value of the Company as follows:

CUMULATIVE PERCENTAGE OF DILUTED
    COMMON STOCK EXERCISABLE           EQUITY VALUE OF THE COMPANY(i)
             7.5%                  Equal to or Greater than $32,500,000
             7.5%                  Equal to or Greater than $52,500,000
             5.0%                  Equal to or Greater than $72,500,000
             2.5%                  Equal to or Greater than $92,500,000
            -----
            22.5%
            =====

          (i) The "Equity Value" of the Company shall be computed as the product of the average closing trading price of the Common Stock for any ninety (90) day period ending on or before May 3, 2000 during the term of the agreement, multiplied by the weighted average number of outstanding shares of Common Stock during such period.


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

Mr. Seyhun, the former Chief Operating Officer and the former Chief Financial Officer of the Company, was employed pursuant to a 28 month agreement expiring May 31, 1997. In connection with the agreement on February 1, 1995, Mr. Seyhun purchased 96,000 shares of Common Stock from the Company at a price of $2.00 per share. Mr. Seyhun paid for these shares with a $192,000, 7% Promissory Note for which $48,000 was paid in May 1996. The note has been recorded as a reduction to stockholders equity. Proceeds from the sale of such stock must be applied first to accrued and unpaid interest and then to unpaid principal. Mr. Seyhun repaid the note in full on February 19, 1997. Mr. Seyhun also received an option to purchase 96,000 shares for a price of $2.00 per share which was cancelled upon termination of

                         NOTES TO FINANCIAL STATEMENTS
his employment agreement. Mr. Seyhun terminated his employment on January 5, 1996. Mr. Seyhun paid the remaining principal and interest on the Promissory Note on February 19, 1997.

Ms. Warren, the President of the Company, is employed pursuant to a three-year agreement expiring on May 30, 1998 which provides for a salary at an annual rate of $100,000 from June 21, 1995 to May 31, 1996 and $325,000 from June 1, 1996 to
May 31, 1998. Ms. Warren could earn bonuses in Fiscal 1997 and Fiscal 1998 ranging from 10% of her salary up to $175,000 in Fiscal 1997 and Fiscal 1998 based upon the Company's earnings before interest and taxes. The agreement gives the Company the right to terminate Ms. Warren's employment without cause at any time. If the Company exercised such right before November 30, 1995 it would have been obligated to pay Ms. Warren $50,000; if it exercises such right any time thereafter, it must pay Ms. Warren $162,500.


11.  CERTAIN TRANSACTIONS

In fiscal years ended May 31, 1997 and June 1, 1996, Wilstar purchased apparel and trim from the Company totalling $87,000 and $154,000, respectively.


12.  WARRANTS AND OPTIONS

On February 1, 1995, the Company granted warrants to purchase 5000 shares of Common Stock at an exercise price of $2.43 to each of the Company's five outside directors of the Board. On July 25, 1995, the Company granted warrants to purchase 5000 shares of Common Stock at an exercise price of $3.00 to any new outside directors of the Board. The warrants expire on January 31, 2000 and June 30, 2000, respectively. On April 25, 1996 two Board members exercised their warrants in full and each purchased 5,000 shares. On various dates during Fiscal 1997, five Board members exercised their warrants in full and each purchased 5,000 shares.

On October 14, 1996, the Company granted options to purchase 10,000 shares of Common Stock at an exercise price of $5.50 to each of the Company's seven directors of the Board. On various dates during Fiscal 1997, five Board members exercised their options in full and each purchased 10,000 shares.


13.  STOCK OPTION PLAN

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

                         NOTES TO FINANCIAL STATEMENTS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

During the fiscal year ended May 31, 1997, the Board of Directors adopted a plan for compensation of officers of the Company, employees of the Company, and Wilstar in lieu of cash dividends. If and when cash dividends are paid on outstanding shares of common stock of the Company, compensation will be paid to each plan participant in an amount equal to the cash dividends which would have been paid on the vested option shares covered by stock options of the Company held by such participant as if such shares had been purchased by such participant prior to, and were outstanding and owned by such participant on, the record date and the payment date for such cash dividend. The plan began on January 15, 1997 and will terminate on December 31, 1998 or such earlier or later date as may be determined by the Board of Directors. During the fiscal year ended May 31, 1997, an aggregate of $391,850 was paid to participants in the plan.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997: weighted-average risk-free interest rate range between 5.27% and 6.57%; dividend yields of 12.8%; weighted-average volatility factors of the expected market price of the Company's common stock of 99.24%; and a weighted-average expected life of the option of three years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the management's opinion , the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    1997           1996
                                                    ----           ----
Pro Forma net income  (loss)................   $  6,546,000   $ (1,502,000)
Pro forma earnings (loss) per share.........   $       0.81   $      (0.22)

                         NOTES TO FINANCIAL STATEMENTS

A summary of the Company's stock option activity, and related information for the years ended May 21, 1997 and June 1, 1996 follows:

                                                   1996                           1997
                                           ----------------------      ------------------------
                                                      Weighted                         Weighted
                                                      --------                         --------
                                                       Average                          Average
                                                       -------                          -------
                                           Options    Exercise            Options      Exercise
                                           -------    --------            -------      --------
                                                        Price                            Price
                                                        -----                            -----
Outstanding at beginning of year                 -       $ .00            180,000         $3.29
  Granted                                  210,000        3.27             35,000          6.25
  Exercised                                (10,000)       3.00            (20,000)         3.03
  Forfeited                                (20,000)       3.00            (15,000)         3.13
Outstanding at end of year                 180,000        3.29            180,000          3.91
                                           =======       =====            =======         =====
Exerciseable at end of year                      -           -             45,003          3.35
Weighted average per option fair value
 of options granted during the year


14.  SALE OF UNIFORM DIVISION

On July 28, 1995, the Company sold the Uniform Division to Strategic Partners, Inc. ("Strategic Partners"), a corporation which was formed by Michael Singer and investors unaffiliated with Cherokee. Mr. Singer was the President of Cherokee's Uniform Division until the sale of the Uniform Division and is the President and Chief Executive Officer of Strategic Partners. The assets sold included accounts receivable, inventory, furniture and fixtures, equipment, and the exclusive right to use the Cherokee trademark with respect to the manufacture and sale of uniforms. The sales price was approximately $11,700,000, which was $4,000,000 greater than the book value of the assets that were sold. Of the purchase price, approximately $9,575,000 was paid in cash and $2,125,000 was paid by a 10% subordinated promissory note ("Note"). The Company has recorded the Note at its estimated fair value of $1,588,000, which represents a discount of $537,000, resulting in an effective interest rate of 16%. The Note requires quarterly payments of interest and principal payments of $300,000 on July 27, 1997, 1998, 1999 and 2000 with the remaining principal amount due on July 27, 2001. On April 3, 1997, Strategic Partners and the Company negotiated a 10% discount to pay off the $2,125,000 note due 2001. Strategic Partners delivered a payment of $1,912,500 on May 14, 1997 in full satisfaction of the note.


15.  SUBSEQUENT EVENT

In June 1997, the Management Agreement (the "Agreement") between the Company and Wilstar was amended with the approval of the Board of Directors. The changes to the Agreement include (i) extension of the specified term of the Agreement to May 31, 2000; (ii) modification of the existing provision of the Agreement for automatic extension of its term for an additional year for each year after fiscal year 1997 in which the Company achieves specified levels of pre-tax earnings; (iii) increase in the annual base compensation of Wilstar from $400,000 to $550,000 and provision for an annual cost-of-living increase in base compensation after fiscal year 1998; (iv) increase in the annual performance bonus percentage payable to Wilstar based on the Company's earnings before interest, taxes, depreciation and amortization above specified levels from 10%

                         NOTES TO FINANCIAL STATEMENTS
to 15% of such earnings in excess of $10,000,000; (v) provision for payment of an "acquisition bonus" to Wilstar in the event of an acquisition of the Company for a price per share of not less than $12 pursuant to an acquisition agreement entered into by the end of fiscal year 2000 (the amount of such acquisition bonus ranges from $1,000,000 to $2,500,000 in the event of an acquisition of the Company for a price per share ranging from $12 to $15 or more and automatically decreases by one-third per year if the acquisition agreement is not entered into by end of fiscal years 1998, 1999, or 2000); and (vi) provision for payment of $3,000,000 to Wilstar in consideration for an agreement not to compete with the Company for a specified period of time by Wilstar and Mr. Margolis in the event of an acquisition of the Company pursuant to an acquisition agreement entered into by the end of fiscal year 2000 (the amount of such payment automatically decreases by one-third per year if the acquisition agreement is not entered into by the end of fiscal years 1998, 1999, or 2000). The amendments to the Agreement providing for payment of an acquisition bonus and payment for an agreement not to compete to Wilstar in the event of an acquisition of the Company are contingent upon the approval of the stockholders of the Company. Those amendments will be submitted for consideration and approval of the stockholders of the Company at the next annual meeting of stockholders of the Company.

                         NOTES TO FINANCIAL STATEMENTS

                                 CHEROKEE INC.

         SCHEDULE II--VALUATIONS AND QUALIFYING ACCOUNTS AND RESERVES

                                                                  CHARGED/
                                            BALANCE AT         (CREDITED) TO         CHARGED TO                       BALANCE
                                            BEGINNING            COSTS AND             OTHER                         AT END OF
              DESCRIPTION                   OF PERIOD            EXPENSES             ACCOUNTS       DEDUCTIONS       PERIOD
-------------------------------------------------------------------------------------------------------------------------------
DEDUCTED FROM ASSETS TO WHICH THEY
 APPLY:
 ALLOWANCE FOR DOUBTFUL ACCOUNTS

   YEAR ENDED MAY 31, 1997                 $   591,000    $ (112,000)               $         -    $  479,000(1)    $        -
   YEAR ENDED JUNE 1, 1996                 $ 1,006,000    $  112,000                $         -    $  527,000(1)    $   591,000
   YEAR ENDED JUNE 3, 1995                 $ 2,885,000    $1,602,000                $         -    $3,481,000(1)    $ 1,006,000


 INVENTORY RESERVE

   YEAR ENDED MAY 31, 1997                 $        -     $       -                 $         -    $       -        $        -
   YEAR ENDED JUNE 1, 1996                 $ 6,011,000    $       -                 $         -    $6,011,000       $        -
   YEAR ENDED JUNE 3, 1995                 $ 2,146,000    $3,865,000                $         -    $       -        $ 6,011,000


 TAX VALUATION ALLOWANCE

   YEAR ENDED MAY 31, 1997
   YEAR ENDED JUNE 1, 1996                 $19,901,000    $       -                 $         -    $3,485,000       $16,416,000
   YEAR ENDED JUNE 3, 1995                 $        -     $       -                 $ 19,901,000   $       -        $19,901,000

(1)  Uncollectible accounts receivable written off against the allowance.

                                    PART III

ITEM 10.      EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on September 15, 1997, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended May 31, 1997. The following table sets forth information with respect to each of the Company's executive officers.


      NAME, AGE AND                 PRINCIPAL OCCUPATION FOR PAST FIVE YEARS;
 PRESENT POSITION WITH THE                    BUSINESS EXPERIENCE
         COMPANY
 -------------------------          -----------------------------------------
Robert Margolis, 49             Mr. Margolis was appointed Chairman of the Board
Director, Chairman of the       and Chief Executive Officer of the Company on
 Board of Directors and         May 5, 1995.  Mr. Margolis was the co-founder of
 Chief Executive Officer        the Company's Apparel Division in 1981.  He had
                                been the Co-Chairman of the Board of Directors,
                                President and Chief Executive Officer of the
                                Company since June 1990 and became Chairman of
                                the Board on June 1, 1993.  Mr. Margolis
                                resigned all of his positions with the Company
                                on October 31, 1993 and entered into a one-year
                                consulting agreement with the Company.  In 1994
                                Mr. Margolis became Chief Executive Officer and
                                a Director of The Newstar Group, which does
                                business as The Wilstar Group ("Wilstar").
                                Wilstar through its subsidiaries, operates
                                various textile and apparel related enterprises
                                including a private label apparel manufacturer.

Patricia Warren, 50             Ms. Warren has been employed by Cherokee since
President                       May 1995 and became its President on June 21,
                                1995.  From October 1989 to May 1993 she was
                                Senior Vice President and General Merchandise
                                Manager of The Bon Marche, a division of
                                Federated Department Stores.  From May 1993 to
                                May 1994, she was Executive Vice President,
                                Merchandising for The Broadway Department
                                Stores.  From September 1994 until May 1995, she
                                was an independent consultant to wholesalers and
                                retailers.

Carol Gratzke, 49               Ms. Gratzke returned to Cherokee in November
Chief Financial Officer         1995 as its Chief Financial Officer.  From
                                August 1986 to July 1994, she was the Controller
                                and, for a portion of such period, the Chief
                                Financial Officer of the Apparel & Uniform
                                Divisions.  From July 1994 to September 1995,
                                she was Executive Vice President of Finance for
                                Rampage Clothing Company & Rampage Retailing.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on September 15, 1997, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended May 31, 1997.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on September 15, 1997, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended May 31, 1997.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on September 15, 1996, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended May 31, 1997.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)   The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K.

         (2)   List of Financial Statement Schedules.

               II. Valuations and Qualifying Accounts and Reserves [included in the Financial Statements filed as Item 8 of Part II of this Form 10-K].

         (3)   List of Exhibits.

               The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

EXHIBIT NUMBER         DESCRIPTION OF EXHIBIT
--------------         ----------------------
2.1                    Plan of Reorganization of Cherokee Inc. as confirmed on
                       December 14, 1994 (incorporated by reference from Exhibit
                       2.1 to Cherokee Inc.'s Current Report on Form 8-K dated
                       January 5, 1995).

3.1                    Amended and Restated Certificate of Incorporation of
                       Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.'s Form 10 dated April 24, 1995).

3.2                    Bylaws of Cherokee Inc. (incorporated by reference from
                       Exhibit 3.2 of Cherokee Inc.'s Form 10 dated April 24,
                       1995).

4.1 Financing Agreement dated as of December 23, 1994, between Cherokee Inc. and The CIT Group/Business Credit,
                       Inc. (incorporated by reference from Exhibit 4.1 of Cherokee Inc.'s Form 10 dated April 24, 1995).

4.2 Amendment to Financing Agreement dated June 2, 1995 between Cherokee Inc. and The CIT Group/Business Credit
                       Inc. (incorporated by reference from Exhibit 4.1 of Cherokee Inc.'s Form 10 dated April 24, 1995).

10.1                   Form of Director Warrant (incorporated by reference from
                       Exhibit 10.3 of Cherokee Inc.'s Form 10 dated April 24,
                       1995).

10.2                   Management Agreement dated as of May 4, 1995 between
                       Cherokee Inc. and The Newstar Group Inc., d/b/a The
                       Wilstar Group ("Wilstar") (incorporated by reference from
                       Exhibit 10.5 of Cherokee Inc.'s Form 10-K dated June 3,
                       1995).

10.3                   Option Agreement dated as of May 4, 1995 between Cherokee
                       Inc. and Wilstar (incorporated by reference from Exhibit
                       10.5 of Cherokee Inc.'s Form 10-K dated June 3, 1995).

10.4 Registration Rights Agreement dated as of May 4, 1995 between Cherokee Inc. and Wilstar (incorporated by reference from Exhibit 10.6 of Cherokee Inc.'s Form 10-K dated June 3, 1995).


EXHIBIT NUMBER         DESCRIPTION OF EXHIBIT
--------------         ----------------------
10.5                   Amendment No. 1 to the Non-Qualified Stock Option
                       Agreement dated October 30, 1995. (incorporated herein by
                       reference from Exhibit 10.7 of Cherokee Inc.'s Form 10-K
                       dated June 1, 1996).

10.6                   Amendment No. 2 to the Non-Qualified Stock Option
                       Agreement dated March 23, 1996. (incorporated herein by reference from Exhibit 10.7 of Cherokee Inc.'s Form 10-K dated June 1, 1996).

10.7                   Amendment No. 1 to the Revised and Restated Wilstar
                       Management Agreement dated April 26, 1996. (incorporated herein by reference from Exhibit 10.7 of Cherokee Inc.'s
                       Form 10-K dated June 1, 1996).

10.8                   Asset Purchase Agreement dated July 17, 1995 between
                       Cherokee Inc. and Strategic Partners, Inc. (incorporated herein by reference from Exhibit 2.1 to Cherokee Inc.'s
                       Current Report on Form 8K dated August 10, 1995).

10.9                   Stock Purchase Agreement dated July 28, 1995 between
                       Cherokee Inc. and Axicom Capital Group (incorporated by reference from Exhibit 10.8 of Cherokee Inc.'s Form 10-K dated June 3, 1995).

10.10                  License Agreement between Cherokee Inc. and Target
                       Stores, a division of Dayton-Hudson Corporation, dated
                       August 15, 1995 (incorporated by reference from Exhibit
                       10.9 of Cherokee Inc.'s Form 10-K dated June 3, 1995).

10.11                  Amendment No. 2 to the Revised and Restated Wilstar
                       Management Agreement dated July 21, 1997

10.12                  Amendment No. 3 to the Revised and Restated Wilstar
                       Management Agreement dated July 21, 1997

10.13                  Plan for Compensation in Lieu of Cash Dividends, dated
                       January 15, 1997.

16.1 Letter of Ernst & Young L.L.P. regarding change in accountants (incorporated herein by reference from Exhibit 16.1 to Cherokee Inc.'s Current Report on
                       Form 8-K dated June 5, 1995).

23.1                   Consent of Independent Auditors dated July 15, 1997

27.1                   Article 5 of Regulation S-X -Financial Data Schedule

(b)      Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the last quarter of fiscal year 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHEROKEE INC.


                                      By /s/ Robert Margolis
                                         ------------------------------------
                                         Robert Margolis
                                         Chairman and Chief Executive Officer

                                      Date:  July  25, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Robert Margolis
/s/ Robert Margolis             Chairman and Chief Executive       July 25, 1997
--------------------            Officer and Director
Robert Margolis

/s/ Carol Gratzke               Chief Financial Officer/           July 25, 1997
--------------------            Chief Accounting Officer
Carol Gratzke

/s/ Herschel Elias              Director                           July 25, 1997
--------------------
Herschel Elias

/s/ Jeffrey Schultz             Director                           July 25, 1997
--------------------
Jeffrey Schultz

/s/ Douglas Weitman             Director                           July 25, 1997
--------------------
Douglas Weitman

/s/ Jess Ravich                 Director                           July 25, 1997
--------------------
Jess Ravich

/s/ Keith Hull                  Director                           July 25, 1997
--------------------
Keith Hull

/s/ Avi Dan                     Director                           July 25, 1997
--------------------
Avi Dan