Form 10-Q
period 1997-08-30
CHEROKEE INC
filed 1997-10-06
CIK 844161

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended August 30, 1997.
                                       ---------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____________________ to __________________.

Commission file number 0-18640
                       -------

                                 CHEROKEE INC.
                                 -------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

     Delaware                                      95-4182437
--------------------------------        --------------------------------
(State or other jurisdiction of         (I.R.S. employer identification
incorporation or organization)                       number)

6835 Valjean Avenue, Van Nuys, CA                       91406
----------------------------------------            --------------
(Address of principal executive offices)              Zip Code

Registrant's telephone number, including area code     (818) 908-9868
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 60 days.   Yes [X]  No [_]

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court.   Yes [X]  No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at October 6, 1997
--------------------------------------          ------------------------------
Common Stock, $.02 par value per share                     [7,793,653]

                                 CHEROKEE INC.
                                 -------------


                                     INDEX



PART 1.   FINANCIAL INFORMATION

     ITEM I.   FINANCIAL STATEMENTS

     Balance Sheets
          August 30, 1997 (Unaudited) and May 31, 1997

     Statements of Operations (Unaudited)
          Three Months ended August 30, 1997 and
          August 31, 1996

     Statements of Cash Flow (Unaudited)
          Three months ended August 30, 1997 and
          August 31, 1996

     Notes to Financial Statements


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 6.   EXHIBITS AND REPORTS ON 8-K

                                 CHEROKEE INC.

                                BALANCE SHEETS

                                               AUGUST 30, 1997     MAY 31, 1997
                                               ---------------     ------------
                                                 (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                        $ 9,375,000       $ 9,391,000
 Receivables, net                                     820,000         1,024,000
 Inventories                                           45,000            80,000
 Other current assets                                  77,000            30,000
                                                  -----------       -----------
Total current assets                               10,317,000        10,525,000

Deferred tax assets                                 2,408,000         2,408,000
Other assets                                          686,000           668,000
                                                  -----------       -----------
Total assets                                      $13,411,000       $13,601,000
                                                  ===========       ===========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses            $   104,000       $   210,000
 Other accrued liabilities                             47,000           392,000
 Customer deposits                                     20,000            25,000
                                                  -----------       -----------
Total current liabilities                             171,000           627,000

Other liabilities                                     750,000           750,000

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 20,000,000
 shares authorized, 7,746,986 and
 7,726,986 shares issued and
 outstanding August 30, 1997 and at
 May 31, 1997, respectively                           155,000           155,000
Additional paid-in capital                          9,866,000        11,334,000
Retained earnings                                   2,469,000           735,000
                                                  -----------       -----------
Stockholders' equity                               12,490,000        12,224,000
                                                  -----------       -----------
Total liabilities and stockholders' equity        $13,411,000       $13,601,000
                                                  ===========       ===========

See accompanying notes.

                                 CHEROKEE INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                             ----------------------------------
                                             AUGUST 30, 1997    AUGUST 31, 1996
                                             ---------------    ---------------
Product sales                                  $        -         $   41,000
Royalty revenues                                2,188,000          1,113,000
                                               ----------         ----------
Net revenues                                    2,188,000          1,154,000

Selling, general and administrative
 expenses                                         984,000            723,000
                                               ----------         ----------
Operating income                                1,204,000            431,000

Other income (expenses):
Interest expense                                        -             (1,000)
Investment and interest income                    141,000            108,000
Other                                             389,000                  -
                                               ----------         ----------
Total other income, net                           530,000            107,000

Income before income taxes                      1,734,000            538,000

Income tax                                              -                  -
                                               ----------         ----------
Net income                                     $1,734,000         $  538,000
                                               ==========         ==========

Net income per common and common
 equivalent shares                             $     0.21         $     0.07

Weighted average common and common
 equivalent shares outstanding-primary          8,320,322          8,027,324
                                               ==========         ==========

Net income per common shares-fully
 diluted                                       $     0.21         $     0.07

Weighted average common and common
 equivalent shares outstanding-fully
 diluted                                        8,350,097          8,027,324
                                               ==========         ==========

See accompanying notes.

                                 CHEROKEE INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                          THREE MONTHS ENDED
                                                                                               AUGUST 30, 1997      AUGUST 31, 1996
                                                                                               ---------------      ---------------
OPERATING ACTIVITIES
Net income                                                                                     $     1,734,000      $       538,000

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                                       16,000                3,000
    Amortization of discount on note receivable                                                            --               (32,000)
    Interest income on note receivable from stockholder                                                    --                (2,000)
    Changes in current assets and liabilities:
      Decrease (increase) in accounts receivable                                                       204,000             (340,000)
      Decrease (increase) in inventories                                                                35,000                  --
      (Increase) in other current assets                                                               (47,000)            (108,000)
      (Decrease) increase in accounts payable and accrued liabilities                                 (451,000)              39,000
                                                                                               ---------------      ---------------
Net cash provided by operating activities                                                            1,491,000               98,000

INVESTING ACTIVITIES
Proceeds from restricted cash investment                                                                   --               310,000
Purchase of long term assets                                                                               --                (2,000)
(Increase) in notes receivable and other assets                                                        (39,000)             (73,000)
                                                                                               ---------------      ---------------
Net cash provided by (used for) investing activities                                                   (39,000)             235,000

FINANCING ACTIVITIES
Cash distributions                                                                                  (1,549,000)                 --
Proceeds from exercise of warrants                                                                      81,000                  --
Dividends payment adjustment                                                                               --                (8,000)
                                                                                               ---------------      ---------------
Net cash used in financing activities                                                               (1,468,000)              (8,000)
                                                                                               ---------------      ---------------

Increase (decrease) in cash and cash equivalents                                                       (16,000)             325,000
Cash and cash equivalents at beginning of period                                                     9,391,000            1,207,000
                                                                                               ---------------      ---------------
Cash and cash equivalents at end of period                                                     $     9,375,000      $     1,532,000
                                                                                               ===============      ===============

Total paid during period:
    Income taxes                                                                               $           --       $           --
    Interest                                                                                   $           --       $         1,000

See accompanying notes.

                                 CHEROKEE INC.
                         NOTES TO FINANCIAL STATEMENTS
                 AUGUST 30, 1997 (UNAUDITED) AND MAY 31, 1997

(1)  Basis of Presentation
     ---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 30, 1997 are not necessarily indicative of the results that may be expected for the year ended May 30, 1998. For further information, refer to the financial statements and footnotes thereto included in Cherokee Inc.'s ("Cherokee" or the "Company") annual report on Form 10-K for the period ended May 31, 1997.

(2)  Significant Transactions
     ------------------------

During the three months ended August 30, 1997, Cherokee extended its retail license agreement with Brylane Inc. The term of the new agreement is through June 2002 and Brylane has added its men's catalog, King Size, to the agreement. Additionally, the Company executed two amendments to other retail direct non-exclusive agreements whereby the product categories were further expanded.

(3)  Per Share Information
     ---------------------

Primary earnings per common share amounts were computed by dividing earnings by the average number of common and dilutive equivalent shares outstanding. Fully diluted per common share amounts assume the issuance of common stock for all other potentially dilutive equivalents outstanding. The weighted average number of shares used in the calculation of primary and fully diluted earnings per share were 8,320,322 and 8,350,097, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 and reflect its disclosures in the Company's fiscal year ended May 30, 1998 financial statements. SFAS 128 requires dual presentation of basic and diluted earnings per share, as defined. This statement requires prior period earnings per share data be restated.

Under SFAS 128, earnings per share as of August 30, 1997 would reflect basic and diluted earnings per share of $0.22 and $0.21, respectively. The weighted average number of shares used in the calculation of basic and diluted earnings per share were 7,736,764 and 8,320,322 shares, respectively.


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

The Company's current operating strategy emphasizes wholesale and retail direct licensing whereby the Company grants wholesalers and retailers the license to use the Cherokee trademark on certain categories of merchandise, including those products that the Company previously manufactured. The Company's license agreements are either international masters or domestic category specific exclusives or non-exclusives and provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products.
The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. Currently, the Company has 19 continuing license agreements; seven of which are with retailers, six of which are with domestic licensees and six of which are with international licensees. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard.

Net revenues for the three months ended August 30, 1997 (the "First Quarter") were $2,188,000, generated 100 percent through the licensing of the Company's trademarks. In comparison, net revenues for the three months ended August 31, 1996 were $1,154,000, of which $1,113,000 or 96% represented licensing revenues.

Selling, general, and administrative expenses for the First Quarter were $984,000 or 45% of net revenues compared to $723,000 or 62% of net revenues for the three months ended August 31, 1996. In the First Quarter, selling, general and administrative expenses increased with the addition of marketing staff to intensify the Company's international efforts to negotiate contracts and with the development of creative advertising materials to expand the Company's global marketing and to maintain the synergy of the Cherokee brand image on a worldwide basis.

During the First Quarter, the Company did not incur any interest expenses and its investment and interest income was $141,000. Also, during the quarter, the Company received $397,000, which represents unclaimed distributions from the Chapter 11, returned to the Company by the indentured trustee. The Company has no debt and anticipates having interest income from investing its excess cash.

Based on the Company's anticipated results for fiscal year ending May 30,1998 ("Fiscal 1998"), management believes that it has available sufficient net operating loss carry forwards to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

On August 30, 1997, the Company had $9,375,000 in cash and cash equivalents. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

During the First Quarter, cash provided by operations was $1,491,000 and cash used in financing activities was $1,468,000, which represented the net from the proceeds received from the exercise of options and warrants and the cash dividend distribution which was paid on August 29, 1997.

INFLATION AND CHANGING PRICES

Inflation has not had a significant effect on the Company's operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form 10-Q contains forward-looking statements regarding revenue and earnings trends, domestic and international expansion. Such statements are subject to risks and uncertainties. Actual results could vary materially from these statements or current trends. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     On September 15, 1997, the Company held its annual meeting of stockholders. At the meeting, the board of directors were elected by an overwhelming margin and the Third Amendment to the Wilstar Management Agreement (the "Agreement") was approved by the shareholders, 5,501,743 shares were voted for approval of the Agreement, 3,233 shares were voted against approval of the Agreement, 6,748 shares abstained from voting and 1,709,453 shares were broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON 8-K
          ---------------------------

     No reports on Form 8-K were filed during the quarter ended August 30, 1997.


                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    October 6, 1997


                                        CHEROKEE INC.


                                        BY:    /S/ ROBERT MARGOLIS
                                               -------------------
                                               ROBERT MARGOLIS
                                               CHIEF EXECUTIVE OFFICER



                                        BY:    /S/  CAROL GRATZKE
                                               ------------------
                                               CAROL GRATZKE
                                               CHIEF FINANCIAL OFFICER