Form 10-Q
period 1997-11-29
CHEROKEE INC
filed 1998-01-13
CIK 844161

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended November 29, 1997.
                                  ------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period
From _____________________ to __________________.

Commission file number 0-18640
                       -------

                                 CHEROKEE INC.
                                 -------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

                  Delaware                                                        95-4182437
-----------------------------------------------------           ------------------------------------------
(State or other jurisdiction of                                    (IRS employer identification number)
Incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                                                   91406
-----------------------------------------------------           ------------------------------------------
(Address of principal executive offices)                                           Zip Code

Registrant's telephone number, including area code             (818) 908-9868
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 60 days. Yes X    No
                                      ---       ---

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court. Yes X      No
              ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at January 12, 1998
--------------------------------------       -------------------------------
Common Stock, $.02 par value per share                [8,612,657]

                                 CHEROKEE INC.
                                 -------------


                                     INDEX




  PART 1.   FINANCIAL INFORMATION

     ITEM I.  FINANCIAL STATEMENTS

     Balance Sheets
            November 29, 1997 and May 31, 1997

     Statements of Operations
            Three Months and Six Months ended November 29, 1997 and November 30, 1996

     Statements of Cash Flow
            Six months ended November 29, 1997 and
            November 30, 1996

     Notes to Financial Statements


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 6.  EXHIBITS AND REPORTS ON 8-K

                                 CHEROKEE INC.
                                BALANCE SHEETS


                                                                   November 29, 1997        May 31, 1997
                                                                   -----------------       --------------
Assets
Current assets:
 Cash and cash equivalents                                            $ 9,315,000            $ 9,391,000
 Receivables, net                                                       2,544,000              1,024,000
 Inventories                                                               45,000                 80,000
 Other current assets                                                     119,000                 30,000
                                                                      -----------            -----------
Total current assets                                                   12,023,000             10,525,000

Deferred tax asset                                                      5,000,000              2,408,000
Trademarks and other assets                                             2,759,000                668,000
                                                                      -----------            -----------
Total assets                                                          $19,782,000            $13,601,000
                                                                      ===========            ===========

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and accrued expenses                                $    23,000            $   210,000
 Other accrued liabilities                                                518,000                417,000
                                                                      -----------            -----------
Total current liabilities                                                 541,000                627,000

Other liabilities                                                         750,000                750,000

Stockholders' Equity:
Common stock, $.02 par value, 20,000,000 shares authorized,
 7,793,653 and 7,726,986 shares issued and outstanding
 November 29, 1997 and at May 31, 1997, respectively                      156,000                155,000
Additional paid-in capital                                             13,280,000             11,334,000
Retained earnings                                                       5,055,000                735,000
                                                                      -----------            -----------
Stockholders' equity                                                   18,491,000             12,224,000
                                                                      -----------            -----------
Total liabilities and stockholders' equity                            $19,782,000            $13,601,000
                                                                      ===========            ===========

See accompanying notes.

                                 CHEROKEE INC.
                           STATEMENTS OF OPERATIONS

                                                            Three months ended                     Six months ended
                                                   ------------------------------------  ------------------------------------
                                                   November 29, 1997  November 30, 1996  November 29, 1997  November 30, 1996
                                                   -----------------  -----------------  -----------------  -----------------
Product sales                                          $        -         $  220,000         $        -         $  261,000
Royalty revenues                                        4,177,000          2,296,000          6,365,000          3,409,000
                                                       ----------         ----------         ----------         ----------
Net revenues                                            4,177,000          2,516,000          6,365,000          3,670,000

Cost of goods sold                                              -            117,000                  -            117,000
                                                       ----------         ----------         ----------         ----------
Gross profit                                                    -          2,399,000                  -          3,553,000

Selling, general and administrative expenses            1,031,000            266,000          2,015,000            990,000
                                                       ----------         ----------         ----------         ----------
Operating income                                        3,146,000          2,133,000          4,350,000          2,563,000

Other income (expenses):
Interest expense                                                -             (1,000)                 -             (2,000)
Investment and interest income                            124,000            110,000            265,000            219,000
Other                                                           -                  -            389,000                  -
                                                       ----------         ----------         ----------         ----------
Total other (income) expenses, net                        124,000            109,000            654,000            217,000

Income before income taxes                              3,270,000          2,242,000          5,004,000          2,780,000

Income tax benefit                                       (867,000)                 -           (867,000)                 -
                                                       ----------         ----------         ----------         ----------
Net income                                             $4,137,000         $2,242,000         $5,871,000         $2,780,000
                                                       ==========         ==========         ==========         ==========

Net income per share                                   $     0.49         $     0.28         $     0.70         $     0.35
                                                       ----------         ----------         ----------         ----------

Weighted average common and common
 equivalent shares outstanding                          8,365,806          8,058,725          8,331,653          8,041,608
                                                       ==========         ==========         ==========         ==========

See accompanying notes.

                                 CHEROKEE INC.
                           STATEMENTS OF CASH FLOWS

                                               Six Months Ended
                                      --------------------------------------
                                      November 29, 1997    November 30, 1996
                                      -----------------    -----------------
Operating Activities
--------------------
Net income                              $ 5,871,000            $2,780,000

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization              44,000                 6,000
  Change in other liabilities                     -              (744,000)
  Deferred taxes                         (2,592,000)                    -
  Amortization of discount on note
   receivable                                     -               (64,000)
  Interest income on note receivable
   from stockholder                               -                (5,000)
  Changes in current assets and
   liabilities:
   (Increase) in accounts receivable     (1,520,000)             (285,000)
   Decrease in inventories                   35,000               114,000
   (Increase) in other current assets       (89,000)              (65,000)
   (Decrease) in accounts payable and
    accrued liabilities                     (86,000)             (328,000)
                                        -----------            ----------
Net cash provided by operating
 activities                               1,663,000             1,409,000

Investing Activities
--------------------
Proceeds from restricted cash
 investment                                       -               310,000
Purchase trademarks and other assets     (2,136,000)             (145,000)
                                        -----------            ----------
Net cash (used in) provided by
 investing activities                    (2,136,000)              165,000

Financing Activities
--------------------
Cash distributions                       (1,549,000)                    -
Proceeds from exercise of stock
 options                                    140,000                45,000
Utilization of pre-bankruptcy NOL
 carryforwards                            1,725,000                     -
Proceeds from exercise of warrants           81,000                12,000
Dividends payment adjustment                      -                (8,000)
                                        -----------            ----------
Net cash (used in) provided by
 financing activities                       397,000                49,000
                                        -----------            ----------
(Decrease) increase in cash and
 cash equivalents                           (76,000)            1,623,000
Cash and cash equivalents at
 beginning of period                      9,391,000             1,207,000
                                        -----------            ----------
Cash and cash equivalents at end
 of period                              $ 9,315,000            $2,830,000
                                        ===========            ==========

Total paid during period:
   Income taxes                         $    64,000            $    4,600
   Interest                             $         -            $    2,000

See accompanying notes.

                                 CHEROKEE INC.
                         NOTES TO FINANCIAL STATEMENTS
                       NOVEMBER 29, 1997 AND MAY 31, 1997

(1)         Basis of Presentation
            ---------------------

The accompanying condensed financial statements for the six months ended November 29, 1997 and November 30, 1996 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, and certain reclassifications from prior quarter, which in the opinion of management of Cherokee Inc. are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying balance sheet as of May 31, 1997 has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the nine months ended November 29, 1997 are not necessarily indicative of the results to be expected for the period ended January 31, 1998, the Company's new year end. For further information, refer to the financial statements and footnotes thereto included in Cherokee Inc.'s ("Cherokee" or the "Company") annual report on Form 10-K for the period ended May 31, 1997.

(2)         Significant Transactions
            ------------------------

On November 7, 1997, Cherokee entered into an Agreement of Purchase and Sale of Trademarks and Licenses (the "Sideout Agreement") with Sideout Sport, Inc. ("Sideout"), pursuant to which Cherokee agreed to purchase all of Sideout's trademarks, copyright, trade secrets and license agreements with respect thereto (the "Assets"). Pursuant to the Sideout Agreement, Cherokee agreed to pay Sideout $1.5 million at the closing of the acquisition and $500,000 upon release of certain liens on the Assets. Under the terms of the Sideout Agreement, Cherokee will pay to Sideout 40% of the first $10.0 million of gross revenues (royalties and license fees received by Cherokee through licensing of the Sideout trademark), 10% of the next $5.0 million of gross revenues and 5% of the next $20.0 million of gross revenues, amounts to be paid on a quarterly basis. Under the terms of this agreement, Cherokee will pay up to $7.5 million or the amount paid through October 23, 2004. Thereafter, Cherokee will have no further obligation to pay royalties.

On November 12, 1997, Cherokee entered into a new licensing agreement with Dayton Hudson Corporation (the "Licensee"), the owner of Target Stores (the "Amended Target Agreement"). The Amended Target Agreement has an initial term commencing on February 1, 1998 and ending on January 31, 2004, with automatic annual extensions thereafter unless terminated by the Licensee. The Amended Target Agreement covers a broad range of categories of merchandise, including women's, men's and children's apparel and footwear, women's intimate apparel, fashion accessories, home textiles, cosmetics and others (the "Merchandise"). Under the terms of the Amended Target

Agreement, the Licensee will pay Cherokee a royalty each fiscal year for the fiscal years ending January 29, 1999 through 2004 equal to the greater of (i) the Minimum Guaranteed Royalty for such year or (ii) 2% of the Licensee's net sales of Merchandise during such fiscal year, up to $300.0 million, 1 1/2% of net sales greater than $300.0 million and up to $700.0 million, .8% of net sales greater than $700.0 million and up to $1.0 billion and .7% of net sales greater than $1.0 billion.

In connection with the signing of the Amended Target Agreement, the Company believes, based on expected future profitability, that it is more likely than not to realize a substantial portion of its net deferred tax asset. Accordingly, the Company reduced its valuation allowance related to net operating loss carryforwards and reversal of certain temporary differences.

(3)         Per Share Information
            ---------------------

Primary earnings per common share amounts were computed by dividing earnings by the average number of common and dilutive common stock equivalent shares outstanding. Fully diluted per common share amounts assume the issuance of common stock for all other potentially dilutive equivalents outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 and reflect its disclosures in the Company's fiscal year ended January 31, 1998 financial statements. SFAS 128 requires dual presentation of basic and diluted earnings per share, as defined. This statement requires prior period earnings per share data be restated. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.

(4)         Subsequent Events
            -----------------

On December 19, 1997, Cherokee determined to change its fiscal year to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31. Prior to this change, Cherokee's fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest to May 31. As a result of this change, the last day of Cherokee's current fiscal year will be January 31, 1998. Cherokee will file information regarding the transition period in its Annual Report on Form 10-K for the fiscal year ending January 31, 1998.

On December 23, 1997, Cherokee declared a cash distribution of $5.50 per share on its Common Stock, payable on January 15, 1998. The Company will pay the distribution to stockholders of record as of the close of business on January 2, 1998.

The distribution will be paid from the proceeds of a recently completed $48.0 million securitization transaction. In the transaction, Cherokee assigned its rights under its Amended Target Agreement with Dayton Hudson's Target Stores to a newly-formed limited liability corporation, which in turn pledged the licensing agreement as collateral for notes issued in a private offering.

Pursuant to the declared dividend, on December 29, 1997 and January 2, 1998, certain directors, officers, employees and related parties exercised options and purchased 819,004 shares of Cherokee common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Historically, the Company's principal business was manufacturing, importing and wholesaling casual apparel and footwear primarily under the Cherokee brand, and licensing the Cherokee trademark to unaffiliated manufacturers for the production and marketing of apparel, footwear and accessories that the Company did not manufacture, import or market. In May 1995, the Company set in motion a new strategy, which resulted in the Company's principal business being a marketer and licenser of the Cherokee brand and other brands it owns or may acquire in the future.

The Company's current operating strategy emphasizes wholesale and retail direct licensing whereby the Company grants wholesalers and retailers the license to use the Company's various trademarks on certain categories of merchandise, including those products that the Company previously manufactured. The Company's license agreements are either international masters or domestic category specific exclusives or non-exclusives and provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. Currently, the Company has 31 continuing license agreements for the Company's various trademarks, seven of which are with retailers, twelve of which are with domestic licensees and twelve of which are with international licensees. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard.

Net revenues for the six months ended November 29, 1997 (the "Six Months") and the three months ended November 29, 1997 (the "Second Quarter") were $6,365,000 and $4,177,000, respectively, generated 100 percent through the licensing of the Company's trademarks. In comparison, net revenues for the six months and the three months ended November 29, 1996 were $3,670,000 and $2,516,000, respectively, of which 93% and 91%, respectively, represented licensing revenues.

Selling, general, and administrative expenses for the Six Months and Second Quarter were $2,015,000 and $1,031,000 or 32% or 25% of net revenues, respectively. In comparison, selling, general and administrative expenses were $990,000 and $266,000, (net of certain other liabilities totaling $700,000 which were deemed no longer necessary), or 27% or 11%, respectively, of net revenues during the six and three months ended November 30, 1996. In the Six Months and Second Quarter, selling, general and administrative expenses increased with the addition of marketing staff to intensify the Company's international efforts to negotiate contracts, and with the development of creative advertising materials to expand the Company's global marketing and to maintain the synergy of the Cherokee brand image on a worldwide basis.

During the Six Months and Second Quarter, the Company did not incur any interest expenses and its investment and interest income was $265,000 and $124,000, respectively. Also during the Six Months, the Company received $397,000, which represents unclaimed distributions returned to the Company by the indentured trustee from the 1994 Chapter 11 finalized August 15, 1996. The Company has no debt and anticipates having interest income from investing its excess cash.

LIQUIDITY AND CAPITAL RESOURCES

On November 29, 1997, the Company had $9,315,000 in cash and cash equivalents. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

During the Six Months, cash provided by operations was $1,663,000, cash used in investing activities was $2,136,000, due to the initial payment made in the Sideout Agreement and cash provided by financing activities was $397,000, which represented the net from the proceeds received from the exercise of options and warrants, the utilization of pre-bankruptcy net operating loss carryforwards and the cash dividend distribution, which was paid on August 29, 1997.

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

ITEM 6.     Exhibits and Reports on 8-K
            ---------------------------

            Two Forms 8-K, with appropriate exhibits attached, were filed during the quarter ended November 29, 1997.


                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:            January 12, 1998


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