Form 10-KT
period 1998-01-31
CHEROKEE INC
filed 1998-04-22
CIK 844161

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
                               ----------------

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                      OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JUNE 1, 1997 TO JANUARY 31, 1998

                          COMMISSION FILE NO. 0-18640
                               ----------------
                                 CHEROKEE INC.
              (Exact name of registrant as specified in charter)
               DELAWARE                              95-4182437
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)

          6835 VALJEAN AVENUE
             VAN NUYS, CA                               91406
    (Address of principal executive                  (Zip Code)
                office)

                                (818) 908-9868
             (Registrant's telephone number, including area code)
                               ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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
                                (1) Yes X No
                                        -    --
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

 APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                  Yes X No
                                      -    --
  As of April 15, 1998, the registrant had 8,612,657 shares of its Common Stock, par value $.02 per share, issued and outstanding.

  As of April 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $66,724,000 (computed on the basis of the last trade of the Common Stock on the NASDAQ Small Cap Issue Market on April 15, 1998).

  Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on June 8, 1998 are incorporated by this reference into Part III as set forth herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 CHEROKEE INC.
                                     INDEX

                                                                           PAGE
                                                                           ----
 PART I
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    14
 Item 3.  Legal Proceedings.............................................    14
 Item 4.  Submission of Matters to a Vote of Security Holders...........    14
 PART II
 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters...........................................    15
 Item 6.  Selected Financial Data.......................................    16
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation......................................    17
 Item 7A. Qualitative and Quantitative Risk.............................    23
 Item 8.  Consolidated Financial Statements and Supplementary Data......    24
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    25
 PART III
 Item 10. Executive Officers of the Registrant..........................    25
 Item 11. Executive Compensation........................................    26
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    26
 Item 13. Certain Relationships and Related Transactions................    26
 PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K...........................................................    26

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  Cherokee Inc. (the "Company") is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns. The Company is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. The Company's operating strategy emphasizes retail direct, wholesale and international licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. The Company and its wholly-owned subsidiary, SPELL C. LLC ("Spell C"), hold several trademarks including Cherokee(TM), Sideout(TM), Sideout Sport(TM), King of the Beach(TM) and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent a beach-oriented, active, "California" lifestyle, were acquired by the Company in November 1997. As of January 31, 1998, the Company had twenty-five continuing license agreements, covering both domestic and international markets.

  In November 1997 the Company reaffirmed its relationship with Target Stores, a division of Dayton Hudson Corporation ("Target"), by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target is obligated to pay a royalty based upon a percentage of its net sales of Cherokee brand products, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement.

  In December 1997 the Company completed a series of transactions whereby it sold its rights to the Cherokee brand and related trademarks in the United States to Spell C, its wholly-owned subsidiary, and also assigned to Spell C its rights in the Amended Target Agreement. In return the Company received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the "Secured Notes"), which yield 7.0% interest per annum, mature February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes ($60.0 million) equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement ($60.0 million). Therefore, unless royalties under the Amended Target Agreement exceed the minimum guaranteed royalty, no revenues derived from the Amended Target Agreement can be distributed to the Company by Spell C. Using the proceeds from the sale of the Secured Notes, the Company's Board declared a special dividend of $5.50 per share which was paid on January 15, 1997.

  At a meeting held December 19, 1997, the Board of Directors of the Company (the "Board") changed the fiscal year end of the Company to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align the Company with its licensees who also generally operate and plan using such a fiscal year. Prior to this change, the Company's fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest to May 31. This Transition Report on Form 10-K is made with respect to the eight (8) month fiscal period beginning June 1, 1997 and ending January 31, 1998, (referred to herein as the "Eight Month Fiscal Period") resulting from such change.

HISTORY AND RESTRUCTURINGS

  On April 24, 1995, a group including Robert Margolis, who founded the Company's Apparel Division in 1981, and who had been the Company's Chairman and Chief Executive Officer from May 1989 to October 1993, purchased 1,358,000 shares, or approximately 22.3% of the Company's then outstanding Common Stock ("Common Stock"). On May 5, 1995, Mr. Margolis was appointed Chairman and Chief Executive Officer of the Company. After a period of assessment, Mr. Margolis set in motion a strategy which resulted in the

Company's principal business being a marketer and licensor of the Cherokee brand and other brands it owns or may acquire in the future. The Company stopped manufacturing and importing apparel and footwear, sold its inventories of apparel and footwear, and on July 28, 1995 sold the assets of its Uniform Division. The proceeds from these sales were used to pay off all of the Company's indebtedness. As a result of discontinuing the apparel and footwear business and selling the Uniform Division, the number of employees was reduced from approximately 345 on May 28, 1994 to 15 by November 1, 1995.

  Prior to this major strategic change, the Company was a designer, manufacturer, and marketer of casual apparel and footwear primarily under the Cherokee name. The Company operated four divisions during the fiscal year ended June 3, 1995 ("Fiscal 1995"): the Apparel Division, the Footwear Division, the Uniform Division, and the Licensing Division. The Apparel Division designed, manufactured, imported and marketed moderately priced, natural fiber women's and young girls' clothing. The Footwear Division designed, arranged for the manufacture, imported and marketed Cherokee brand and a broad line of private label footwear for women, men and children. The Uniform Division designed, manufactured and marketed Cherokee brand uniforms primarily for the medical industry. The Licensing Division continues to license the use of the Company's proprietary brand names to domestic and international licensees for a variety of apparel, footwear, accessories, home products and other lifestyle related products.

 The 1993 Plan

  The Company, which was founded in 1973 and whose shares first became publicly traded in 1983, was acquired in a leveraged buy-out in 1989. In connection with the acquisition, the Company incurred substantial debt. As a result of a significant decrease in its earnings, the Company was unable to service its debt. On April 23, 1993, the Company and its then wholly-owned operating subsidiary, The Cherokee Group ("Group"), filed a petition with the United States Bankruptcy Court in the District of Delaware (the "Bankruptcy Court") for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). Concurrent with such filing, the Company and Group filed a joint "prepackaged" Plan of Reorganization (the "1993 Plan") which was the result of negotiations among the Company and unofficial representatives of its subordinated debt-holders and stockholders. On May 28, 1993, the Bankruptcy Court confirmed the 1993 Plan, and on June 1, 1993, the 1993 Plan became effective. As a result of the 1993 Plan, Group was merged into the Company. Furthermore, subsequent to the effective date of the 1993 Plan, the Apparel Division (including the Uniform Division), the Footwear Division, the Licensing Division, and prior to its sale in May 1994, the Priority Finishing Division, were operated by the Company.

 The 1994 Plan

  It became apparent by October 1994 that the Company's business was not generating sufficient cash flow to service its existing debt. On November 7, 1994, the Company filed a petition with the Bankruptcy Court for relief under Chapter 11. Concurrent with such filing, the Company filed a "prepackaged" Plan of Reorganization (the "1994 Plan") which was the result of negotiations among the Company and unofficial representatives of its debt-holders and stockholders. On December 14, 1994, the Bankruptcy Court confirmed the 1994 Plan, and on December 23, 1994, the 1994 Plan became effective (the "Effective Date"). For financial statement purposes the effective date of the 1994 Plan was assumed to be February 25, 1995.

  The consummation of the 1994 Plan resulted in the following: (1) a new credit agreement with the Company's sole secured creditor, the CIT Group/Business Credit, Inc. ("CIT"), the proceeds of which were used to satisfy the claims of the secured creditor under the prior credit facility;
(2) the cancellation of all outstanding shares of the Company's common stock, par value $.01 (the "Old Common Stock") and the Series A, B, and C warrants to purchase Old Common Stock; (3) the issuance of 4,900,000 shares of Common Stock to the holders of 11% Senior Subordinated Notes due 2004 (the "Old Notes") in exchange for the principal amount of $76,565,000 (with accrued and unpaid interest of approximately $4,211,000 as of November 1, 1994) of Old Notes; (4) the issuance of 100,000 shares of Common Stock to the holders of Old Common Stock; and (5) the agreement to issue to the Company's general unsecured creditors 60.5504 shares of Common Stock for each $1,000 of such creditors' claims which were allowed by the Bankruptcy Court.

RECENT DEVELOPMENTS

 Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes

  In September 1997, the Company's Board authorized Libra Investments, Inc. ("Libra"), to explore ways to maximize shareholder value, including a recapitalization and sale of the Company. On December 23, 1997, the Company completed the recapitalization described below and publicly announced that it would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998.

  To facilitate the recapitalization, the Company formed Spell C. LLC, a special purpose, bankruptcy remote, single member Delaware limited liability company, wholly owned by the Company. Pursuant to a Trademark Purchase and License Assignment Agreement, dated December 23, 1997, between the Company and Spell C (the "Assignment Agreement") the Company assigned to Spell C all of its right, title and interest in the Amended Target Agreement and sold to Spell C all if its right, title and interest in the Cherokee brand name and related trademarks in the United States. The sale of the rights to the Cherokee trademarks in the United States was subject to certain exceptions which (i) allow the Company to continue to use the trademarks in the United States in conjunction with the Company's then-existing license agreements, and
(ii) allow the Company to use the trademarks in the United States in conjunction with retail license agreements in the category of cosmetics, bath and body products. The Company may extend existing Cherokee brand license agreements only if the Company assigns 50% of the royalties payable during the extended term to Spell C. Pursuant to the Assignment Agreement, except for these exceptions, the Company no longer has the right to license the Cherokee brand and related trademarks in the United States, but retains all rights to do so outside of the United States. Concurrently with the Assignment Agreement, the Company and Spell C entered into an administrative services agreement under which the Company will perform certain administrative duties on behalf of Spell C in connection with, among other things, the Cherokee trademarks and the Assignment Agreement for a nominal administrative fee.

  On December 23, 1997 Spell C also issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes, yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The Secured Notes indenture (the "Indenture") requires that any proceeds due to Spell C under the Amended Target Agreement and certain other license agreements must be deposited directly into a collection account controlled by the trustee under the Indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes ($60.0 million) equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement ($60.0 million). While the Company believes that royalties payable under the Amended Target Agreement may exceed the Minimum Guaranteed Royalty, the Company cannot predict with accuracy whether such royalties will exceed the Minimum Guaranteed Royalty, and if they do not, the Company will not receive distributions from Spell C during the term of the Amended Target Agreement. See "--Certain Business Considerations and Risk Factors-- Restrictions on Distributions by Spell C."

  Pursuant to the Assignment Agreement, the gross proceeds of the Secured Notes, which totaled approximately $47.9 million were paid to the Company. On December 23, 1997 the Company's Board declared a special dividend of $5.50 per share which was paid on January 15, 1997. The aggregate amount of the dividend paid was approximately $47.4 million.

 Sideout Agreement

  On November 7, 1997, the Company entered into an Agreement of Purchase and Sale of Trademarks and Licenses (the "Sideout Agreement") with Sideout Sport Inc., pursuant to which the Company agreed to purchase all of Sideout Sport Inc.'s trademarks, copyrights, trade secrets and license agreements with respect thereto (the "Assets"). The trademarks acquired from Sideout Sport Inc. include, among others, Sideout, Sideout Sport and King of the Beach. Pursuant to the Sideout Agreement, Cherokee paid $1.5 million at the closing of the acquisition and agreed to pay an additional $500,000 upon release of certain liens on the Assets. Most of the liens have since been released and $450,000 of the $500,000 holdback has been paid. Under the terms of the Sideout Agreement, the Company will also pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by the Company through licensing of the Sideout trademarks. Upon the earlier of such time as Cherokee has paid Sideout a total of $7.5 million or October 22, 2004, Cherokee will have no further obligation to pay royalties to Sideout. The Sideout brand currently generates licensing revenues from existing contracts of approximately $500,000 per year. The Company intends to further develop the Sideout brand through retail direct, wholesale and international licensing; however, there can be no assurance that the Company's efforts will result in significant increases in royalty payments. See "--Certain Business Considerations and Risk Factors--Uncertainty Regarding Development of Sideout Brand." The Company is currently in discussions with prospective licensees concerning significant new licensing agreements for the Sideout brand. There can be no assurance, however, that these discussions will result in definitive agreements.

LICENSING BUSINESS

  The Company is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. The Cherokee name, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional, wholesome values. The Company's primary emphasis for the past three years has been directed toward retail direct, wholesale and international licensing. As of January 31, 1998, the Company had twenty-five continuing license agreements, including both domestic and international markets, seventeen of which pertained to the Cherokee name. The Sideout brand and related trademarks, which represent a beach-oriented, active, "California" lifestyle, were acquired by the Company in November 1997.

  The Company's license agreements are with wholesalers and retailers and are either international masters or category-specific exclusives or non-exclusives. Of the twenty-five licensing agreements, five are with retailers, seven are with domestic wholesale licensees and thirteen are with international wholesale and/or retail licensees. Wholesale licensees manufacture and import various categories of apparel, footwear and accessories under the Company's trademarks which include Cherokee, Sideout, Sideout Sport, King of the Beach and others, and sell the licensed products to retailers. In retail direct licensing, the Company grants retailers the license to use the trademarks on certain categories of merchandise, including those products that the Company previously manufactured, generally on a non-exclusive basis, and the retailer is responsible for designing and manufacturing the merchandise (the "Retail Direct" licensing strategy). The Company's license agreements, wholesale, retail and international, provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. The Company will continue to solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist the Company in this regard.

  The Company's current business strategy is to maximize the value of its existing and future brands by exploiting them in a manner that recognizes the relative market power, in different areas of the world, of the various participants--manufacturer, wholesaler and retailer--in the chain of supply to the ultimate consumer. In the United States and Canada, that market power, and accompanying economies of scale, is generally and increasingly held by a few dominant retailers of moderately priced merchandise, and, accordingly, in North America the Company has pursued its Retail Direct licensing strategy. In contrast to the retailing market in North America, in certain international markets the Company has sought to develop its brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets. Finally, in certain countries, the Company believes that an owner or licensee of one or more well-known U.S. brands has the opportunity to become a dominant, vertically integrated manufacturer and/or retailer of branded apparel, footwear and accessories. Accordingly, in those areas the Company has begun to pursue licensing or strategic alignments whereby its brands can become the basis for such a vertically integrated manufacturer/retailer. This strategy permits the Company to operate with minimal working capital, virtually no capital expenditures (other than those associated with acquiring new brands and related trademarks), no production costs, significantly reduced design, marketing, distribution and other operating expenses, and a small group of core employees.

NORTH AMERICAN RETAIL DIRECT LICENSING

  The Company's Retail Direct licensing strategy is premised on the proposition that in the United States and Canada nearly all aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, the Company believes that these retailers in general may be able to obtain higher gross margins on sales through stocking and selling "quasi-private label" licensed products bearing widely recognized brand names (such as the Company's brands) than through carrying strictly private label goods on the one hand or branded product from third-party vendors on the other. The Company also expects that the enhanced profitability to retailers of private label products and in-store brands, coupled with the substantial and increasing marketing costs to establish and maintain a widely recognized apparel brand, will result in further erosion of revenues and profitability for mid-sized and small apparel manufacturers and corresponding increased desirability to retailers of well-established brands with broad appeal. The Company's strategy in the United States and Canada is to capitalize on these trends by licensing its portfolio of brand names primarily directly to strong and growing retailers for their in-store branded merchandise, and to augment that portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

  On August 15, 1995, the Company entered into a major strategic alliance with Target Stores, a division of Dayton Hudson Corporation. Target was granted the exclusive right in the United States to use the Cherokee trademarks in connection with the sale of the following female products in Target Stores: 5-pocket denim jeans and shorts, all female footwear, all 0-14 girlswear, and all women's and girls fashion accessories. On November 1, 1995, the Company entered into a second agreement with Target, whereby Target was granted a non-exclusive right to use the Cherokee trademarks in connection with the sale of merchandise in the following categories in Target Stores: women's casual denim & sportswear, activewear, golfwear, tenniswear, bodywear, careerwear, daywear, sleepwear, robes, loungewear, boys' activewear sizes 0-7, junior casual & denim sportswear, activewear, swimwear, dresses, and home textiles. The August 15, 1995 and November 1, 1995 agreements with Target expired as of February 1, 1998.

  On November 12, 1997, the Company entered into the Amended Target Agreement with Target. This agreement was subsequently assigned to Spell C and pledged as collateral for the Secured Notes. The Amended Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in certain specified categories of merchandise, including (i) men's, women's and children's apparel, including intimate apparel, foundations and sleepwear,
(ii) men's, women's and children's fashion accessories, (iii) bed and bath products and accessories, (iv) luggage, sports bags and backpacks, (v) home textiles, (vi) domestics and home decor, (vii) home furnishings, (viii) sporting goods, and (ix) cosmetics, bath and body products (collectively, the "Merchandise"). Certain of the above-listed categories are subject to unexpired license agreements between the Company and third parties. The Amended Target Agreement provides that upon the expiration or termination of such agreements, the categories of Merchandise subject to such agreements will become exclusive to Target in the United States. Also, the Company and Spell C cannot license the Cherokee trademark, and/or renew or otherwise extend existing license agreements relating to the Cherokee trademark with third parties, in the United States, in any merchandise category whatsoever except for certain limited exceptions covering (a) existing license agreements with Brylane L.P. ("Brylane"), The Caldor Corporation ("Caldor") or Pamida, Inc. ("Pamida"), (b) retail license agreements with certain drug store chains and (c) certain then-existing wholesale license agreements. Due to the broad nature of the rights granted to Target in the United States, and the restrictions contained in the Amended Target Agreement, neither the Company nor Spell C anticipate entering into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the Amended Target Agreement (except for those specifically allowed above) and are in fact prohibited from doing so in most instances.

  Under the terms of the Amended Target Agreement, Target will pay a royalty each fiscal year for the fiscal years ending January 31, 1999 through 2004 equal to the greater of (i) the Minimum Guaranteed Royalty (as defined below) for such year or (ii) a percentage of Target's net sales of Merchandise during such fiscal year which percentage varies according to the volume of sales of Merchandise during such fiscal year. The "Minimum Guaranteed Royalty" is $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The initial term of the Amended Target Agreement commenced on February 1, 1998 and ends January 31, 2004. If Target is current in its payments of the Minimum Guaranteed Royalty, the Amended Target Agreement will automatically renew for the fiscal year ending in 2005, and will continue to automatically renew for successive fiscal year terms provided that Target has paid a Minimum Guaranteed Royalty equal to or greater than $9.0 million for the preceding fiscal year. Target commenced the initial sales of Cherokee brand merchandise in July 1996 and paid the Company $5,935,000 during the fiscal year ended May 31, 1997, and $6,428,000 during the Eight Month Fiscal Period, which accounted for 68% and 75%, respectively, of the Company's revenues during such periods. See "--Certain Business Considerations and Risk Factors--Dependence on a Single Licensee."

  On August 22, 1997, the Company entered into an international retail direct licensing agreement (the "Hudson's Bay Agreement") with Hudson's Bay Company and Zellers Inc., a Canadian corporation ("Hudson's Bay"). Hudson's Bay was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise, including women's, men's and children's apparel and footwear, women's intimate apparel, fashion accessories, home textiles, cosmetics and recreational products. The term of the contract is for five years, with automatic renewal options, provided that certain minimums are met each contract year. Under the Hudson Agreement, Hudson's Bay will pay the Company a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement.

  Other than the Amended Target Agreement, the Company currently has five retail direct non-exclusive Cherokee brand licensing agreements covering the United States and Canada ("North America"). North American retail licensees include, among others, Caldor, Brylane, Pamida and Hudson's Bay. Generally, royalties on non-exclusive domestic retail licenses begin at 3% of the retailer's net sales of licensed product and may decrease depending on the retailer's annual sales of licensed products and/or the retailer's guaranteed annual sales of licensed product. All of the current United States Cherokee brand retail license agreements will expire during the term of the Amended Target Agreement and due to the exclusivity provisions contained in the Amended Target Agreement, there is no assurance the Company will renew or extend such Agreements after 2002 and in many circumstances will not be permitted to do so under terms of the Amended Target Agreement. Further, under the Assignment Agreement, if the Company extends any existing United States license agreement after January 31, 2002, the Company must assign 50% of the royalties payable during the extended term to Spell C. The above restrictions under the Amended Target Agreement and Assignment Agreement do no apply to Canada; however, under the Hudson's Bay Agreement, Hudson's Bay has the exclusive right to use the Cherokee brand on a broad range of products in Canada.

  The Company currently has no retail direct non-exclusive Sideout brand licensing agreements covering the United States. All categories of merchandise are still available for domestic non-exclusive retail license agreements and the Company intends to actively pursue its Retail Direct licensing strategy to further develop the Sideout brand in the United States.

  During the Eight Month Fiscal Period, the Company received $7,492,000 in aggregate royalties from its United States retail license agreements, which accounted for 87.6% of the Company's revenues during such periods.

NORTH AMERICAN WHOLESALE LICENSING

  The Company currently has four Cherokee brand wholesale license agreements that grant unaffiliated manufacturers the license to manufacture and market women's intimate apparel, socks, sunglasses, watches, and men's activewear under the Cherokee trademarks in the United States. The Company's wholesale license agreements typically require the wholesale licensee to pay royalties on revenues against a guaranteed minimum royalty that generally increases over the term of the agreement. All of the current United States wholesale license agreements will expire during the term of the Amended Target Agreement, and due to the exclusivity provisions contained in the Amended Target Agreement, there is no assurance the Company will renew or extend such agreements and in many circumstances will not be permitted to do so under terms of the Amended Target Agreement

  Pursuant to the Sideout Agreement, the Company acquired several existing wholesale licensing contracts. The Company terminated or amended certain of these agreements and, as a result, the net number of wholesale licensing agreements acquired by the Company was three.

  The Company's wholesale license agreements for the Sideout brand are for product categories including menswear, childrens wear, toddlers and boys 4-7, footwear, volleyballs, bags and accessories. The agreements have various expiration dates and contain three to five-year renewal options. One of the wholesale licensees is currently manufacturing Sideout brand men's and boys activewear and sportswear for several department stores. The footwear licensee sells men's, women's and children's footwear to many of the better department and specialty stores, including Nordstrom, Sportmart, Champs, Lady Footlocker, Bob's Stores and Miller's Outpost. The footwear license has experienced substantial growth during the last two years. Minimum royalty guarantees total $877,500 for the remaining term of these agreements. Renewal options held both by the licensee and the Company provide for minimum guaranteed royalties of $3,126,000 to the Company if such contracts are renewed.

  During the Eight Month Fiscal Period, the Company received $513,000 in aggregate royalties from its wholesale licensing agreements, which accounted for 6% of the Company's revenues during such period.

INTERNATIONAL LICENSING

  The Amended Target Agreement only grants Target exclusive rights to the Cherokee trademarks in the United States with respect to certain product categories. Additionally, the Company sold Spell C the United States but not the international rights to the Cherokee trademarks. Therefore, the Company will continue to seek to develop in certain international markets both its Cherokee and Sideout brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets. In certain countries, the Company believes that an owner or licensee of one or more well-known United States brands has the opportunity to become a dominant, vertically integrated manufacturer and/or retailer of branded apparel, footwear and accessories. Accordingly, in those areas the Company has begun to pursue licensing or strategic alignments whereby its brands can become the basis for such a vertically integrated manufacturer/retailer.

  Suzuya Co. Ltd. ("Suzuya"), the Company's Far East licensee for the past ten years, operated twenty-one Cherokee retail stores in Japan, and had eight sub-licensees that manufactured and sold Cherokee brand apparel and accessories to the Cherokee stores and to other unaffiliated retailers. In April 1997, the Suzuya licensing agreement was terminated and a new master licensing agreement was signed with Vantex, Inc ("Vantex"). Under the new agreement Vantex will pay the Company a minimum guaranteed royalty of $5.0 million over the five-year term of the agreement. During the Eight Month Fiscal Period, Vantex entered into three sub-licensing agreements for the further development of the Cherokee brand in Japan. The Company currently has thirteen international wholesale and/or retail license agreements, which include a master licensing agreement for South Korea with Kum Kyung Co., Ltd., a South Korean based company, a wholesale licensing agreement with Joosung Enterprises Co., Ltd., a South Korean based company which manufactures handbags and handbag related items, and a master license agreement with Mondragon, a Philippines based company. Due to the poor economy in Korea, the Company expects to terminate the licensing agreements with Kum Kyung Co. Ltd. and Joosung Enterprises Co., Ltd.

  Pursuant to the Sideout Agreement, the Company acquired five international licensing agreements with respect to the Sideout brand and related trademarks. The Company's international licensing agreements for the Sideout brand are all exclusive and cover countries including Argentina, Uruguay, Japan, Italy, Mexico, Australia and New Zealand for product categories for the Sideout and King of the Beach brands for volleyballs, men's, boy's and women's apparel and footwear. Sideout Mexico, the Company's Mexican licensee, currently distributes to department and specialty stores and has six Sideout flagship stores throughout Mexico. Minimum guaranteed royalties for the remaining initial term of the current licensing agreements total $1,974,000.

  During the Eight Month Fiscal Period, the Company received $548,000 in aggregate royalties from the Sideout international license agreements, which accounted for 6.4% of the Company's revenues during such period.

TRADEMARKS

  The Company holds various trademarks including Cherokee, Sideout, Sideout Sport, King of the Beach and others, in connection with certain apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in certain other countries. The Company also holds trademark applications for Cherokee, Sideout, Sideout Sport and King of the Beach in numerous countries. The Company intends to renew these registrations as appropriate prior to expiration. The Company monitors on an ongoing basis unauthorized uses of its trademarks and the Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect its intellectual property rights both domestically and internationally. See "--Certain Business Considerations and Risk Factors-- Dependence on and Protection of Intellectual Property Rights."

MARKETING

  The Cherokee name has been positioned by the Company to connote quality, comfort, fit and a "Casual American" lifestyle with traditional, wholesome values. The Sideout brand and related trademarks represent a beach-oriented, active, "California" lifestyle. Advertising, product, labeling and presentation are integrated to reinforce these brand images. The Company intends to continue to promote a positive image in marketing the Cherokee and Sideout brands through licensee sponsored advertising. The Company's wholesale, retail and international license agreements provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed product. The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. Historically, the Company spent between 3% and 4% of its revenues on advertising. Since the time the Company switched its principal business to that of a marketer and licensor of its brands, it has principally relied on its licensees to advertise the Cherokee brand, and as a result the Company's advertising costs have been minimal.

  The Company intends to attempt to implement its Retail Direct licensing strategy in the United States with respect to the Sideout brand; however, there can be no assurance that the Company's efforts will result in significant increases in royalty payments. Internationally, the Company intends to continue to seek to develop both of its brands through license agreements and strategic alliances with manufacturers or other companies who have market power and economies of scale in their respective markets. The Company will continue to market its brands and solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist the Company in this regard. The Company recently hired additional marketing staff to intensify the Company's international efforts to negotiate new license agreements and provide support and advice regarding advertising and merchandising concepts to existing licensees.

COMPETITION

  Although the Company no longer manufactures or sells products, royalties paid to the Company under its licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., Liz Claiborne and VF Corp. and private labels developed for retailers and competitors with respect to the Sideout brand include Quicksilver, Mossimo, Nike and other activewear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States the Company's business plan focuses on creating strategic alliances with major retailers for their sale of products bearing the Company's brands through the licensing of the Company's trademarks directly to retailers. Therefore, the success of the Company is dependent on its licensees' ability to design, manufacture and sell products bearing the Company's brands and to respond to ever changing consumer demands. Other companies owning established trademarks could also enter into similar arrangements with retailers. See "--Certain Business Considerations and Risk Factors--Competition."

EMPLOYEES

  As of January 31, 1998, the Company employed 12 persons all of whom are involved in the Company's licensing business. None of the Company's employees are represented by labor unions and the Company believes that its employee relations are satisfactory.

CERTAIN BUSINESS CONSIDERATIONS AND RISK FACTORS

  Restrictions on Distributions by Spell C: There is no assurance that Spell C will distribute any significant amount of cash or property to the Company until after the maturity of the Secured Notes, if then. The Secured Notes Indenture provides that any royalties payable under the Amended Target Agreement will be deposited directly into a collection account controlled by the trustee under the Indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts in the collection account may only be distributed to Spell C if the amount in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. The aggregate scheduled amortization under the Secured Notes ($60.0 million) equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement ($60.0 million). See "--Recent Developments" and "--North American Retail Direct Licensing." There is no assurance, therefore, that there will be any excess amounts to be distributed to the Company. The Company does not expect revenues deposited in the collateral account from sources other than the Amended Target Agreement to be significant during Fiscal year 1999. The Company cannot predict with accuracy whether payments under the Amended Target Agreement will exceed the minimum guaranteed royalty, and if they do not, no distribution will be made to Spell C from the collateral account, and in turn, Spell C will have no funds available to distribute to the Company. Further, the initial term of the Amended Target Agreement expires concurrently with the maturity of the Secured Notes. Therefore, even after the maturity of the Secured Notes, the likelihood of significant distributions from Spell C to the Company is contingent upon the extension of the Amended Target Agreement. See "--North American Retail Direct Licensing."

  Uncertainty Regarding Development of Sideout Brand: The Sideout brand and related trademarks were acquired by the Company in November 1997. See "-- Recent Developments--Sideout Agreement." The Company intends to develop the Sideout brand through both domestic and international retail direct and wholesale licensing. Although the Sideout brand is a well recognized, authentic beach volleyball brand, there can be no assurance that the Company's efforts to develop and market the Sideout brand will result in significant increases in royalty payments.

  Competition: Although the Company no longer manufactures or sells products, royalties paid to the Company under its licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., Liz Claiborne and VF Corp. and private labels developed for retailers and competitors with respect to the Sideout brand include Quicksilver, Mossimo, Nike and other activewear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States the Company's business plan focuses on creating strategic alliances with major retailers for their sale of products bearing the Company's brands through the licensing of the Company's trademarks directly to retailers. Therefore, the success of the Company is dependent on its licensees' ability to design, manufacture and sell products bearing the Company's brands and to respond to ever changing consumer demands; failure by the Company's licensees to do so could have a material adverse effect on the Company's business or financial condition. Other companies owning established trademarks could also enter into similar arrangements with retailers. See "-- Competition."

  Dependence on Single Licensee: During the Eight Month Fiscal Period 75% of the Company's and Spell C's consolidated licensing revenues were generated from a single source, Target Stores, a division of Dayton Hudson Corporation. See "--North American Retail Direct Licensing." Under the Assignment Agreement the Company assigned all its rights in the Amended Target Agreement to Spell C, which in turn pledged the Amended Target Agreement as collateral for the Secured Notes. Spell C will be dependent on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for minimum annual royalty payments, if for any reason, Target does not pay the minimum royalties, Spell C will likely be unable to meet, and will default on, its payment obligations under the Indenture for the Secured Notes. The Company currently has no reason to anticipate or expect a default by Target as it has timely paid all of the royalty commitments due under the prior Target Agreements. The Cherokee marks are diversified over a broad range of categories of merchandise presently manufactured and marketed by Target. Therefore, while it is possible that Target could altogether cease manufacturing and marketing Cherokee brand products, the Company believes that is unlikely to happen. The Company is not a guarantor of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes and the permanent loss of such trademarks as a result of a default would have a material adverse effect on the Company's business or financial condition. The Secured Notes mature and the initial term of the Amended Target Agreement expires at approximately the same time. At such time payments from the Amended Target Agreement, if extended or renewed, may be distributed by Spell C to the Company. If Target elects not to extend or renew the Amended Target License Agreement upon the expiration of its initial term, the Company's business and operations could be adversely affected. There can be no guarantee that the Company could be able to replace the Target royalty payments from other sources.

  Dependence on and Protection of Intellectual Property Rights: The Company and Spell C hold various trademarks including Cherokee, Sideout, Sideout Sport, King of the Beach and others in connection with apparel, footwear and accessories. These trademarks are vital to the success and future growth of the Company's business. These trademarks are registered with the United States Patent and Trademark Office and in certain other countries. The Company and Spell C also hold several trademark applications for Cherokee, Sideout, Sideout Sport and King of the Beach in numerous countries. The Company monitors on an ongoing basis unauthorized uses of its trademarks, and the Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect its intellectual property rights. The Company believes that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by the Company to establish and protect its trademarks and other proprietary rights will prevent imitation of its products or infringement of its intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of certain countries in which the Company has licensed its intellectual property may not protect the Company's intellectual property rights to the same extent as the laws of the United States. Despite the Company's efforts to protect its intellectual property rights, unauthorized parties may attempt to copy aspects of the Company's intellectual property which could have a material adverse effect on the Company's business or financial condition. The Company is currently involved in one infringement action with respect to the use by a third party of the name Cherokee on two-way radios, which it believes will not have a material adverse effect on the Company's business or financial condition. However, in the future the Company may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against the Company. While the Company currently has the resources to pursue or defend most infringement claims, any resulting litigation could result in significant expense to the Company and divert the efforts of the Company's management personnel whether or not such litigation is determined in favor of the Company.

  Dependence on Key Management: The overall business and marketing strategy and current direction of the Company was principally conceived and implemented by Robert Margolis, its current Chairman and Chief Executive Officer, Patricia Warren, its former President and Carol Gratzke, its current Chief Financial Officer. On March 3, 1998, the Company announced the resignation of Patricia Warren as President of the Company. Ms. Warren will continue to work with the Company through 1998 in selected special projects. Mr. Margolis will assume Ms. Warren's responsibilities until a new president is appointed. Because Ms. Warren will still be available through 1998 for selected special projects and because the Company believes that it has sufficiently implemented the business plan set in motion by its management team over the last three years, the Company believes that it can successfully continue to implement its business plans notwithstanding the departure of Ms. Warren. Prior to the hiring and training of a new president, the loss of the services of either Robert Margolis or Carol Gratzke could have a material adverse effect upon the Company's business or financial condition.

ITEM 2. PROPERTIES

  The Company owned a building of approximately 100,000 square feet on ten acres of land in Sunland, California, which housed its principal offices and fabric cutting facility. The property was sold for $3,900,000 in April 1997. By October 15, 1995, the Company moved all its employees out of this facility and into a 3,000 square foot office facility in Van Nuys, California. This facility is leased by The Wilstar Group ("Wilstar"), a business name used by The Newstar Group, to which Mr. Margolis serves as Chief Executive Officer. The Company uses approximately one-half of such space and pays Wilstar for such usage at the rate of $.75 per square foot or $1,125 per month. In addition, the Company reimbursed Wilstar for one-half of certain costs relating to this office space. Beginning November 1, 1997, the Company increased its rental space to 3,685 square feet and currently pays Wilstar $2,762 in rent per month (which includes costs relating to the office space). The Company believes that its rental of such space from Wilstar is on terms of no less favorable than could be obtained from an unaffiliated third party. The Company believes this facility is currently adequate for its expected requirements for the next few years and when the lease held by Wilstar has expired, the Company currently anticipates negotiating a new lease with the facility's owner. The Company leases a 1,158 square foot showroom facility in Dallas, Texas, which it no longer occupies. The Company has subleased this facility. The lease expired on February 28, 1998. The Company also rents 4,000 square feet of Wilstar's warehouse as a storage facility and pays rent at a rate of $.50 per square foot.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of holders of Common Stock during the final quarter of the Eight Month Fiscal Period.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock trades on the NASDAQ Small Cap Issues Market under the symbol CHKE. The table below sets forth for each of the fiscal quarters during the Company's last two fiscal years the range of the high and low bid information for the Common Stock.

                                                                   HIGH   LOW
                                                                  ------ ------
      FISCAL 1997
      Quarter ended August 31, 1996..............................  6 1/2  4 1/2
      Quarter ended November 30, 1996............................  6 7/8  5 1/4
      Quarter ended March 1, 1997................................  7 3/4  5 1/4
      Quarter ended May 31, 1997.................................  7 1/8  5 3/4
      FISCAL 1998
      Quarter ended August 30, 1997..............................     12  6 3/4
      Quarter ended November 29, 1997............................ 15 1/8 10 3/4
      Two months ended January 31, 1998.......................... 17 1/4  7 1/4*

  On April 15, 1998, the latest bid price for the Common Stock reported on the NASDAQ Small Cap Issues Market was $9.50 per share.

  As of April 15, 1998, the number of stockholders of record of the Common Stock was 151. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

  On January 28, 1997, the Company's Board established a quarterly dividend policy of $0.15 per share. The first dividend payment was made on March 17, 1997 to all shareholders of record as of February 25, 1997. Subsequent dividend payments of $0.20 per share were made on May 30, 1997 and August 29, 1997 to shareholders of record as of May 14, 1997 and August 15, 1997, respectively. On December 23, 1997, the Company's Board declared a special dividend of $5.50 per share, which was paid on January 15, 1998 to all shareholders of record as of January 2, 1998. On April 6, 1998, the Company's Board declared a cash dividend of $0.50 per share payable on May 1, 1998 to shareholders of record as of April 17, 1998. On April 6, 1998 the Company's Board established a quarterly dividend policy of $0.25 per share through its fiscal year ended January 30, 1999; however, the payment of such dividends will be at the discretion of the Company's Board and will be dependent upon the Company's financial condition, results of operations, capital requirements and other factors deemed relevant by the Company's Board.

  On May 30, 1996, the Company made a distribution of capital to all shareholders of record as of May 15, 1996. The distribution was $0.60 per share on Common Stock and was made in accordance with Section 316 of the Internal Revenue Code of 1986.

--------
*The current stock price reflects a $5.50 price adjustment due to the payment of the $5.50 special dividend on January 15, 1998.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial information, except as noted herein, has been taken or derived from the audited consolidated financial statements of the Company and its predecessor and should be read in conjunction with the consolidated financial statements included elsewhere herein. See "--Item 8. Consolidated Financial Statements and Supplementary Data."

  Given the recent developments involving the Company, such as the assignment of the Amended Target Agreement to Spell C, the sale of the rights to the Cherokee trademarks in the United States to Spell C and the issuance of the Secured Notes, the future results of the Company are expected to differ significantly from the Company's historical results, and therefore undue reliance should not be placed on the following selected consolidated financial information as indicative of such future results.

                                    SUCCESSOR COMPANY                PREDECESSOR COMPANY
                          -----------------------------------------  ---------------------
                          EIGHT MONTHS  YEAR     YEAR      3 MONTHS   9 MONTHS      YEAR
                             ENDED      ENDED    ENDED      ENDED       ENDED      ENDED
                          JANUARY 31,  MAY 31,  JUNE 1,    JUNE 3,    FEB. 25,    MAY 28,
                              1998      1997     1996        1995       1995        1994
                          ------------ -------  -------    --------  -----------  --------
STATEMENT OF OPERATIONS
 DATA:
 ($ IN THOUSANDS EXCEPT PER SHARE
  DATA)
Royalty revenues/Net
 sales..................    $  8,553   $ 8,718  $13,899    $20,264     $65,623    $114,087
Cost of goods sold......         --        184   10,445     16,310      54,994      83,225
                            --------   -------  -------    -------     -------    --------
Gross profit............       8,553     8,534    3,454      3,954      10,629      30,862
Selling, general and
 administrative
 expenses...............       4,192     3,406    4,460      5,153      19,097      30,974
Performance option
 expense................         --        --     4,567(4)     --          --          --
Amortization of
 trademarks and
 goodwill...............          43       --       --         --          819       1,691
Operational
 restructuring..........         --        --       --       3,165         --        6,052
Write-off of
 reorganization value in
 excess of amounts
 allocable to
 identifiable assets....         --        --       --         --          --        9,281
                            --------   -------  -------    -------     -------    --------
Operating income (loss).       4,318     5,128   (5,573)    (4,364)     (9,287)    (17,136)
Other (income) expense..        (422)     (75)     (96)      (116)        (167)        141
Interest expense........         330         3      355        587       5,467      11,914(1)
Investment and interest
 income.................        (525)     (460)    (543)       (24)       (107)        (55)
Gain on sale of Uniform
 Div. and other assets .         --       (220)  (3,840)       --          --          --
Reorganization items....         --        --       --         --       54,093(2)      --
                            --------   -------  -------    -------     -------    --------
Income (loss) before
 income taxes...........       4,935     5,880   (1,449)    (4,811)    (68,573)    (29,136)
Income tax benefit......        (782)     (771)     --        (400)     (5,230)     (4,306)
                            --------   -------  -------    -------     -------    --------
Income (loss) before
 extraordinary item.....       5,717     6,651   (1,449)    (4,411)    (63,343)    (24,830)
Extraordinary item (net
 of income taxes).......         --        --       --         --       88,291(2)      --
                            --------   -------  -------    -------     -------    --------
Net income (loss).......       5,717     6,651   (1,449)    (4,411)     24,948     (24,830)
Preferred dividend
 requirement............         --        --       --         --          --          --
Net income (loss)
 applicable to common
 stock..................    $  5,717   $ 6,651  $(1,449)   $(4,411)    $24,948    $ 24,830)
Basic earnings (loss)
 per share (3)..........    $   0.73   $  0.87  $ (0.22)   $ (0.72)        -- (3)      -- (3)
Diluted earnings (loss)
 per share..............    $   0.68   $  0.82  $ (0.21)   $ (0.72)        --          --
Cash distribution of
 capital per share......    $   5.50       --   $  0.60        --          --          --
Cash dividends per
 share..................    $   0.20   $  0.35      --         --          --          --
                          JANUARY 31,  MAY 31,  JUNE 1,    JUNE 3,   FEB. 25,(2)  MAY 28,
                              1998      1997     1996        1995       1995        1994
                          ------------ -------  -------    --------  -----------  --------
BALANCE SHEET DATA:
Working capital.........    $  4,445   $ 9,148  $   227    $ 2,836     $27,321    $ 26,517
Total assets............      24,471    13,601    8,320     28,260      41,527      93,700
Long-term debt, net of
 current maturities.....      41,675       --       --         --       18,995      83,204
Stockholders' equity
 (deficit)..............     (25,646)   12,224    6,070      7,222      11,825     (11,630)

NOTES TO SELECTED FINANCIAL DATA

(1) Interest expense includes non-cash charges of $9,420 for the year ended May 28, 1994 and $4,361 for the nine months ended February 25, 1995.

(2) On December 14, 1994, the 1994 Plan was confirmed by the Bankruptcy Court and became effective on December 24, 1994. For financial statement purposes the effective date of the 1994 Plan was assumed to be February 25, 1995, the last day of the third quarter of the Company's fiscal 1994 year. The Company has implemented "fresh start" reporting; therefore all assets and liabilities have been restated to reflect the reorganization value of the Company and as such the June 3, 1995 balance sheet is that of a successor company. See Notes 1 and 2 to the accompanying Financial Statements.

(3) Earnings per share for periods subsequent to the adoption of fresh-start reporting as of February 25, 1995 is based on the weighted average number of common shares, including those yet to be distributed by the Disbursing Agent during the relevant periods. (See Note 1 to the Financial Statements). Per share data is not presented for periods ending prior to June 3, 1995, due to the general lack of comparability as a result of the revised capital structure of the Company under the 1994 Plan.

(4) Represents a non-cash charge of $4,567,000 resulting from the exercise of Wilstar performance options. Wilstar is a related party, and Robert Margolis is the majority shareholder and Chief Executive Officer of Wilstar.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

  Since May 1995, the Company has principally been in the business of marketing and licensing the Cherokee brand and related trademarks and other brands it owns. Prior to May 1995, the Company's principal business was manufacturing, importing and wholesaling casual apparel and footwear primarily under the Cherokee brand, and licensing the Cherokee trademark to unaffiliated manufacturers for the production and marketing of apparel, footwear, and accessories that the Company did not manufacture, import or market. In previous years, the Company's licensing division operated primarily a wholesale licensing program; it licensed the Cherokee trademarks to unaffiliated manufacturers for the production and marketing of apparel, footwear, and accessories that the Company did not manufacture, import or market. In May 1995, the Company stopped manufacturing and importing apparel and footwear, sold most of its inventories, and on July 28, 1995, sold the assets of its uniform division.

  The Company's current operating strategy emphasizes domestic and international wholesale and retail direct licensing, whereby the Company grants wholesalers and retailers the license to use its trademark on certain categories of merchandise. The Company's current licensing agreements are either non-exclusive, category-specific exclusive or international masters, and all provide the Company with final approval of pre-agreed upon quality standards, packaging, and marketing of licensed products. The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. Under this operating strategy, the Company has been able to significantly reduce its overhead and ongoing operating costs as compared to before May 1995.

  In November 1997, the Company reaffirmed its strategic relationship with Target Stores, a division of Dayton Hudson Corporation, by entering into the Amended Target Agreement, which grants Target the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. See "--Item 1. Business. North American Retail Direct Licensing." Target will pay a royalty each fiscal year for the fiscal years ending January 31, 1999 through 2004, equal to the greater of (i) the Minimum Guaranteed Royalty for such year, or (ii) a percentage of Target's net sales of Merchandise during such fiscal year which percentage varies according to the volume of sales of Merchandise during such fiscal year. The Minimum Guaranteed Royalty is

$9.0 million for each of the two fiscal years ending January 31, 1999 and 2000, and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004.

  In September 1997, the Company's Board authorized Libra Investment, Inc. to explore ways to maximize shareholder value, including a recapitalization and sale of the Company. On December 23, 1997, the Company completed the recapitalization described below and publicly announced that it would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998. See "--Item 1. Business. Recent Developments."

  As part of the recapitalization, the Company sold to Spell C, its wholly-owned subsidiary, all of its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in the Amended Target Agreement in exchange for the proceeds from the sale of the Secured Notes. See "Item 1. Business. Recent Developments." Spell C issued for an aggregate of $47.9 million, privately placed Zero Coupon Secured Notes, yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee brand name and trademarks. The Secured Notes Indenture provides that any royalties generated by the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the Indenture for distribution to holders of the Secured Notes. Excess amounts in the collection account may be distributed to Spell C only if the excess amounts exceed the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, will then be distributed by Spell C to the Company. Since the aggregate payments due under the Amended Target Agreement ($60.0 million) match the aggregate Minimum Guaranteed Royalty under the Amended Target Agreement ($60.0 million), there is no assurance that there will be any excess amounts to be distributed. While the Company believes that royalties payable under the Amended Target Agreement may exceed the Minimum Guaranteed Royalty, the Company cannot predict with accuracy whether royalties will exceed the Minimum Guaranteed Royalty.

  Target commenced the initial sales of Cherokee brand merchandise in July 1996, and paid the Company $5,935,000 million during the fiscal year ended May 31, 1997, and $6,428,000 million during the Eight Month Fiscal Period, which accounted for 68% and 75%, respectively, of the Company's revenues during such periods. Royalties payable under the Amended Target Agreement appear in the Company's consolidated financial statements for the Eight Month Fiscal Period. However, on a going-forward basis, most, if not all of such royalties will be distributed to the holders of the Secured Notes. See "Item 1. Business. Certain Business Considerations and Risk Factors Restrictions on Distributions by Spell C." Prior to the maturity of the Secured Notes, royalties from the Amended Target Agreement will be offset by principal payments to the holders of the Secured Notes in the amount of $9.0 million per year during the first two years and $10.5 million per year during the third through sixth years of Spell C's obligations under the Indenture. The revenues generated from all other licensing agreements during the fiscal year ended May 31, 1997 were $2,783,000 and during the Eight Month Fiscal Period were $2,125,000, which accounted for 32% and 25% respectively, of the Company's revenues during such periods.

  In November 1997, the Company purchased the Sideout brand and related trademarks from Sideout Sport, Inc. for approximately $2.0 million and a portion of the future royalties generated by the Sideout brand. The Sideout brand represents a beach-oriented active, "California" lifestyle. As part of the purchase, the Company acquired several existing domestic and international retail and wholesale license agreements. The Sideout brand currently generates licensing revenues from existing contracts of approximately $500,000 per year. See "--Item 1. Business. Recent Developments."

  The Company intends to further develop the Sideout brand both in the United States and internationally through retail direct and wholesale licensing. Due to the restrictions in the Amended Target Agreement, neither the Company nor Spell C anticipate entering into additional licensing agreements in the United States with respect to the Cherokee brands during the term of the agreement. The Company's current focus with respect to the Cherokee brand is to continue to develop that brand in certain international markets through retail direct or wholesale licenses with manufacturers or other companies who have market power and economies of scale in the respective markets. In April 1997, the Company entered into a new master licensing agreement for Japan with Vantex under which the Company is to receive a minimum guaranteed royalty of $5.0 million over the five year term of the agreement. In August 1997, the Company also entered into an international retail direct licensing agreement granting Hudson's Bay the exclusive right in Canada to use the Cherokee brand in connection with a broad range of categories of merchandise. Hudson's Bay will pay the Company a minimum guaranteed royalty of $10.0 million over the five year initial term of the agreement.

  Currently, the Company is not actively seeking to acquire other brands, however, the Company is frequently approached by parties seeking to sell brands and related trademarks. Should an established and marketable brand become available on favorable terms, the Company currently has significant assets with which to pursue such an acquisition.

  At a meeting held December 19, 1997, the Company's Board changed the fiscal year end of the Company to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align the Company with its licensees who generally also operate and plan using such a fiscal year. Prior to this change the Company's fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest May 31.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated certain consolidated financial data of the Company. In December 1997, the Company entered into the Assignment Agreement and Spell C entered into the Indenture. In addition, the Company's historical financial statements (presented below) relating to the Year Ended May 31, 1997 and the Year Ended June 1, 1996, include operating results relating to the Apparel Division, Footwear Division and Uniform Division, all of which have been terminated or sold. Therefore, the historical financial statements are not indicative of the results of operations attributable to the ongoing Licensing Division or after giving effect to the Assignment Agreement or the Indenture. Further, during the fiscal year ended January 31, 1999, $9.0 million in royalty revenues from the Licensing Division are expected to be distributed to the holders of the Secured Notes.

                                          EIGHT MONTHS
                             EIGHT MONTHS    ENDED
                                ENDED     FEBRUARY 1,  YEAR ENDED YEAR ENDED
                             JANUARY 31,      1997      MAY 31,     JUNE 1,
                                 1998     (UNAUDITED)     1997       1996
                             ------------ ------------ ---------- -----------
ROYALTY REVENUES/NET SALES
  Apparel Division.........   $      --    $      --   $      --  $ 7,846,000
  Footwear Division........          --           --          --    2,331,000
  Licensing Division.......    8,553,000    4,723,000   8,333,000   1,421,000
  Other(2)/Uniforms........          --       366,000     385,000   2,301,000
                              ----------   ----------  ---------- -----------
    Total Company..........   $8,553,000   $5,089,000  $8,718,000 $13,899,000
                              ==========   ==========  ========== ===========
GROSS PROFIT
  Apparel Division.........   $      --    $      --   $      --  $ 1,217,000
  Footwear Division........          --           --          --       56,000
  Licensing Division.......    8,553,000    4,723,000   8,333,000   1,421,000
  Other(2)/Uniforms........          --       183,000     201,000     760,000
                              ----------   ----------  ---------- -----------
    Total Company..........   $8,553,000   $4,906,000  $8,534,000 $ 3,454,000
                              ==========   ==========  ========== ===========
SELLING, GENERAL ,
 ADMINISTRATIVE AND
 AMORTIZATION EXPENSES.....   $4,235,000   $1,778,000  $3,406,000 $ 4,460,000
PERFORMANCE OPTION EXPENSE.          --           --          --  $ 4,567,000(1)
OPERATING INCOME (LOSS)....   $4,318,000   $3,128,000  $5,128,000 $(5,573,000)

--------
(1) A non-cash charge of $4,567,000 resulting from the exercise of performance options for the year ended June 1, 1996.

(2) Other sales include the liquidation of the remaining sweatshirt inventory during fiscal year ended May 31, 1997.

EIGHT MONTHS ENDED JANUARY 31, 1998 COMPARED TO EIGHT MONTHS ENDING FEBRUARY 1, 1997

  Net revenues for the Eight Month Fiscal Period ended January 31, 1998 were $8,553,000, 100% of which represented licensing revenues. In comparison, net sales for the eight months ended February 1, 1997 (the "1997 Eight Months") were $5,089,000, which included $4,723,000 in licensing revenues with the remaining sales from the liquidations of apparel and footwear inventories. As a percentage of total revenues for the 1997 Eight Months, licensing revenues represented 93%. Revenues from Target for the Eight Month Fiscal Period were $6,428,000, which represented 75% of net revenues. Revenues from all other sources for the Eight Month Fiscal Period were $2,125,000, which represented 25% of net revenues.

  The Company's gross profit margin for the Eight Month Fiscal Period was $8,553,000 or 100% of net revenues compared to $4,906,000 or 96% of net sales for the 1997 Eight Months. The gross profit percentage is not comparable to historical levels as a result of the Company ceasing to manufacture and import apparel and footwear and selling its inventories.

  Selling, general and administrative expenses (excluding amortization expense of $43,000) for the Eight Month Fiscal Period were $4,192,000 or 49% of net revenues compared to $1,778,000 (net of certain other liabilities totaling $700,000 which were deemed no longer necessary), or 35% of net sales for the 1997 Eight Months. During the Eight Month Fiscal Period, selling, general and administrative expenses increased due to the payment of $474,000 in financial advisory services, $240,000 in staff bonuses, the addition of marketing staff to intensify the Company's international efforts to negotiate contracts, and the development of advertising materials to expand the Company's global marketing and to maintain the synergy of the Cherokee brand image on a worldwide basis. The Company anticipates that selling, general and administrative expenses for fiscal year ("Fiscal") 1999 will account for a lower percentage of net revenues than in the Eight Month Fiscal Period due to the absence of certain extraordinary expenses totaling $474,000 incurred in the Eight Month Fiscal Period.

  Based on the Company's anticipated results for Fiscal 1999, management believes that the Company's tax liabilities will be immaterial in Fiscal 1999 because its federal and California tax net operating loss carryovers of approximately $14,900,000 and $5,300,000, respectively, are expected to offset taxable income.

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

  Selling, general and administrative expenses for Fiscal 1997 were $3,406,000 or 39% of net revenues compared to $4,460,000 or 32% of net sales for Fiscal 1996. During Fiscal 1997, certain other accruals totaling $750,000 were deemed no longer required and were reversed. In Fiscal 1996, the Company recorded a non-cash charge to expense of $4,567,000 for Wilstar performance options, which was the difference between the market price of the Common Stock at exercise date and exercise price of the options. (See Notes to the Financial Statements Note 11: Employment and Management Agreements). During Fiscal 1997, selling, general and administrative expenses declined from historical levels primarily as a result of the termination of the manufacturing and importing of apparel and footwear and the sale of its Uniform Division. These actions enabled the Company to significantly reduce its work force, space requirements and other operating expenses.

  For Fiscal 1997, the Company gains on sale of assets was attributable to the sale of a trademark asset and the Company's Wentworth Street facility, its former headquarters from August 1988 to October 1995. For Fiscal 1996, the Company's gain on sale of assets was attributable to the sale of the Uniform Division and the "Rockers" trademark. On July 28, 1995, the Company sold the assets of the Uniform Division to Strategic Partners. The assets sold included accounts receivable, inventory, furniture and fixtures, equipment and the exclusive right to use the Cherokee trademark with respect to the manufacture and sale of uniforms. The sales price was $11,700,000, which was $4,000,000 greater than the book value of the assets that were sold. Of the purchase price, $9,575,000 was paid in cash and $2,125,000 was paid by a 10% subordinated promissory note (the "Note"). The Note required quarterly payments of interest and annual principal payments of $300,000 on July 27, 1997, 1998, 1999 and 2000 with the remaining principal amount due on July 27, 2001. The Company recorded the note at its estimated fair value of $1,588,000, which represented a discount of $537,000. In addition, Strategic Partners agreed to pay the Company royalties with respect to its sales of Cherokee brand uniform footwear, and beginning in June 2001, agreed to pay Cherokee, subject to certain conditions, a royalty equal to 2% of annual sales of Cherokee brand uniform in excess of $30,000,000. On December 1, 1995, the Company sold its patents and trademarks related to the "Rockers" brand footwear to Strategic Partners for $250,000. Strategic Partners also agreed to pay the Company a royalty if the "Rockers" trademark was used in connection with the sale of Cherokee footwear to the uniform trade.

  On April 3, 1997, Strategic Partners and the Company negotiated a 10% discount to pay off the $2,125,000 Note due 2001 and in addition, Strategic Partners agreed to pay $100,000 in royalty income to buy back all future royalty obligations for the Cherokee branded uniform apparel and uniform shoes. Strategic Partners delivered a payment of $1,912,500 and $100,000 on May 14, 1997 in full satisfaction of the Note and royalty income buy back.

  The Company's interest expense for the Eight Month Fiscal Period ended January 31, 1998, Fiscal 1997 and Fiscal 1996 was $330,000, $3,000 and
$355,000, respectively. The Company's investment and interest income for the Eight Month Fiscal Period ended January 31, 1998, Fiscal 1997 and Fiscal 1996 was $525,000, $460,000 and $543,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  On January 31, 1998, the Company had $10,275,000 in cash and cash equivalents. Cash flow needs over the next twelve months are expected to be met through the operating cash flows generated from licensing revenues and the Company's cash and cash equivalents.

  During the Eight Month Fiscal Period, cash provided by operations was $4,488,000. During the Eight Month Fiscal Period, cash used in investing activities was $3,423,000 due to the initial payment made in the Sideout Agreement and the costs associated with the leveraged recapitalization. During the Eight Month Fiscal Period, cash used in financing activities was $181,000 which represented the net from the proceeds received from the exercise of warrants and stock options, the net proceeds from the issuance of long-term debt and the cash dividend distributions made during the Eight Month Fiscal Period.

INFLATION AND CHANGING PRICES

  Inflation, traditionally, has not had a significant effect on the Company's operations. Since most of the Company's future revenues are based upon a percentage of sales of the licensed products by the Company's licensees, the Company does not anticipate that inflation will have a material impact on future operations.

YEAR 2000 COMPLIANCE

  The Year 2000 issue is a result of computer programs being written using two digits, e.g. "98", to define a year. Date-sensitive software may recognize the year "00" as the year 1900 rather than the year 2000. This would result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Software is termed "Year 2000 compliant" when it is capable of performing transactions correctly in the year 2000.

  Based on a recent assessment of the Company's computer systems software, it has been determined that more than 95% of the Company's hardware and software systems are either currently Year 2000 compliant or have an existing upgrade available from the software vendor that is Year 2000 compliant. All systems that are not currently Year 2000 compliant will either be upgraded to be Year 2000 compliant or replaced with alternative systems that are Year 2000 compliant over the next eighteen months.

  The Company does not expect the achieving of Year 2000 compliance to have a material impact on its financial condition or results of operations.

NEW ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of generalpurpose financial statements. Comprehensive income includes net income and other comprehensive income components which under generally accepted accounting principles ("GAAP") bypass the income statement and are reported in the balance sheet as a separate component of equity. For the eight months ended January 31, 1998 and the three years ended May 31, 1997, June 1, 1996 and June 3, 1995, the Company had no other comprehensive income components as defined in SFAS No. 130. SFAS No. 130 does not apply to an enterprise that has no items of other comprehensive income in any of the periods presented.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which changes current practice and established a new framework, referred to as the "management" approach, on which to base segment reporting. The management approach requires that management identify the "operating segments" based on the way that management disaggregates the entity for internal operating decisions. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and is not required for interim statements in the first year of adoption. Management believes that the adoption of this new standard will not have any material impact on the Company's financial position or results of operations.

  In February 1998, The FASB issued SFAS No. 132 "Employers' Disclosures About Pensions and Other Post-retirement Benefits" which revises employers' disclosures about pension and post-retirement benefit plans. This statement is effective for fiscal years beginning after December 15, 1997. This statement is not anticipated to have any effect on the Company.

SUBSEQUENT EVENTS

  On March 3, 1998, the Company announced the resignation of Patricia Warren as President of the Company. She will continue to work with the Company through 1998 in selected special projects. Mr. Margolis will assume Ms. Warren's responsibilities until a new president is appointed.

  On April 6, 1998, the Company announced that its Board of Directors had declared a cash dividend of $0.50 per share to be distributed on May 1, 1998 to the Company's shareholders of record on the close of business on April 17, 1998. Assuming the Company's cash position continues to be favorable, the Company intends to maintain a quarterly cash dividend of $0.25 per share for the balance of the fiscal year ending January 30, 1999; however, the declaration of such dividends remains subject to the discretion of the Company's Board.

ITEM 7A. QUALITATIVE AND QUANTITATIVE RISK

  Not applicable

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This Transition Report on Form 10-K contains certain forward-looking statements, including without limitation, statements containing the words, "believes," "anticipates," "estimates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company is subject to certain risk factors, which include, but are not limited to, restrictions on distributions by Spell C, uncertainty regarding the Sideout brand, competition, dependence on a single licensee, dependence on intellectual property rights, and dependence on key management and other factors referenced in this Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Form 10-K, including without limitation under the captions, "Certain Business Considerations and Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Business." The forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in conjunction with the risk factors listed under "Certain Business Considerations and Risk Factors." Given the known and unknown risks and uncertainties, undue reliance should not be placed on the forward-looking statements contained herein. In addition, the Company disclaims any intent or obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
CHEROKEE INC.
Report of Independent Accountants......................................... F-1
Consolidated Balance Sheets
 At January 31, 1998, May 31, 1997 and June 1,1996........................ F-2
Consolidated Statements of Operations
 For the Eight Months Ended January 31, 1998 and February 1, 1997
 (unaudited) (Successor Company), and for the Years Ended May 31, 1997 and
 June 1, 1996 (Successor Company), and for the Three Months Ended June 3,
 1995 (Successor Company), and for the Nine Months Ended February 25, 1995
 (Predecessor Company).................................................... F-3
Consolidated Statements of Stockholders' Equity (Deficit)
 for the Eight Months Ended January 31, 1998 and February 1, 1997
 (unaudited) (Successor Company), and for the Years Ended May 31, 1997 and
 June 1, 1996 (Successor Company), and for the Three Months Ended June 3,
 1995 (Successor Company), and for the Nine Months Ended February 25, 1995
 (Predecessor Company).................................................... F-4
Consolidated Statements of Cash Flows
 For the Eight Months Ended January 31, 1998 and February 1, 1997
 (unaudited) (Successor Company), and for the Years Ended May 31, 1997 and
 June 1, 1996 (Successor Company), and for the Three Months Ended June 3,
 1995 (Successor Company), and for the Nine Months Ended February 25, 1995
 (Predecessor Company).................................................... F-5
Notes to Financial Statements............................................. F-7
SCHEDULES
II  Valuations and Qualifying Accounts and Reserves....................... F-27

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Cherokee Inc.

  We have audited the accompanying consolidated balance sheets of Cherokee Inc. (the "Company") as of January 31, 1998, May 31, 1997 and June 1, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the eight months ended January 31, 1998, the years ended May 31, 1997 and June 1, 1996, the three months ended June 3, 1995 and the nine months ended February 25, 1995. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cherokee Inc. at January 31, 1998, May 31, 1997 and June 1, 1996, and the results of its operations and its cash flows for the eight months ended January 31, 1998, for the years ended May 31, 1997 and June 1, 1996, the three months ended June 3, 1995 and the nine months ended February 25, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Coopers & Lybrand L.L.P.
Los Angeles, California
April 6, 1998

                                 CHEROKEE INC.
                          CONSOLIDATED BALANCE SHEETS

                                          JANUARY 31,     MAY 31,     JUNE 1,
                                              1998         1997        1996
                                          ------------  ----------- -----------
ASSETS
Current assets:
  Cash and cash equivalents.............  $ 10,275,000  $ 9,391,000 $ 1,207,000
  Restricted cash.......................           --           --      310,000
  Receivables, net......................     2,347,000    1,024,000     694,000
  Inventories...........................        45,000       80,000     256,000
  Other current assets..................       220,000       30,000      10,000
                                          ------------  ----------- -----------
    Total current assets................    12,887,000   10,525,000   2,477,000
Assets held for sale....................           --           --    3,576,000
Notes receivable........................           --           --    1,961,000
Securitization fees.....................     1,218,000          --          --
Deferred tax asset......................     7,576,000    2,408,000         --
Other assets............................     2,790,000      668,000     306,000
                                          ------------  ----------- -----------
    Total assets........................  $ 24,471,000  $13,601,000 $ 8,320,000
                                          ============  =========== ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................  $    645,000  $   210,000 $   112,000
  Other accrued liabilities.............       522,000      417,000     638,000
  Current portion of long term Notes
   payable..............................     6,525,000          --          --
                                          ------------  ----------- -----------
    Total current liabilities...........     7,692,000      627,000     750,000
Other liabilities.......................       750,000      750,000   1,500,000
Notes payable less current portion......    41,675,000          --          --
                                          ------------  ----------- -----------
    Total liabilities...................    50,117,000    1,377,000   2,250,000
                                          ------------  ----------- -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.02 par value, 20,000,000
 shares authorized, 8,612,657, 7,726,986
 and 7,650,813 shares issued and
 outstanding at January 31, 1998, May
 31, 1997 and June 1, 1996,
 respectively...........................       173,000      155,000     153,000
Additional paid-in capital..............   (23,806,000)  11,334,000  11,977,000
Retained earnings.......................           --       735,000  (5,916,000)
Note receivable from stockholder........    (2,013,000)         --     (144,000)
                                          ------------  ----------- -----------
    Total stockholders' (deficit)
     equity.............................   (25,646,000)  12,224,000   6,070,000
                                          ------------  ----------- -----------
    Total liabilities and stockholders'
     equity.............................  $ 24,471,000  $13,601,000 $ 8,320,000
                                          ============  =========== ===========

   The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           PREDECESSOR
                                                SUCCESSOR COMPANY                            COMPANY
                          ---------------------------------------------------------------  ------------
                          EIGHT MONTHS EIGHT MONTHS                                        NINE MONTHS
                             ENDED        ENDED     YEAR ENDED  YEAR ENDED   THREE MONTHS     ENDED
                          JANUARY 31,  FEBRUARY 1,   MAY 31,      JUNE 1,       ENDED      FEBRUARY 25,
                              1988         1997        1997        1996      JUNE 3, 1995      1995
                          ------------ ------------ ----------  -----------  ------------  ------------
                                      (UNAUDITED)
REVENUES:
Product sales, net......   $      --    $  366,000  $  385,000  $12,478,000  $19,939,000   $ 64,138,000
Licensing revenues......    8,553,000    4,723,000   8,333,000    1,421,000      325,000      1,485,000
                           ----------   ----------  ----------  -----------  -----------   ------------
  Total net sales.......    8,553,000    5,089,000   8,718,000   13,899,000   20,264,000     65,623,000
Cost of goods sold......          --       183,000     184,000   10,445,000   16,310,000     54,994,000
                           ----------   ----------  ----------  -----------  -----------   ------------
Gross profit............    8,553,000    4,906,000   8,534,000    3,454,000    3,954,000     10,629,000
Selling, general and
 administrative
 expenses...............    4,192,000    1,778,000   3,406,000    4,460,000    5,153,000     19,097,000
Performance option
 expense................          --           --          --     4,567,000          --             --
Amortization of
 trademarks and
 goodwill...............       43,000          --          --           --           --         819,000
Operational
 restructuring charge...          --           --          --           --     3,165,000            --
                           ----------   ----------  ----------  -----------  -----------   ------------
Operating income (loss).    4,318,000    3,128,000   5,128,000   (5,573,000)  (4,364,000)    (9,287,000)
OTHER INCOME (EXPENSES):
Interest expense........     (330,000)      (2,000)     (3,000)    (355,000)    (587,000)    (5,467,000)
Investment and interest
 income.................      525,000      293,000     460,000      543,000       24,000        107,000
Gain on sale of Uniform
 Division and other
 assets.................          --           --      220,000    3,840,000          --             --
Other income............      422,000          --       75,000       96,000      116,000        167,000
                           ----------   ----------  ----------  -----------  -----------   ------------
  Total other income
   (expenses), net......      617,000      291,000     752,000    4,124,000     (447,000)    (5,193,000)
REORGANIZATION ITEMS:
Professional fees and
 expenses...............          --           --          --           --           --      (3,429,000)
Fresh start adjustments.          --           --          --           --           --     (50,664,000)
                           ----------   ----------  ----------  -----------  -----------   ------------
  Total reorganization
   items................          --           --          --           --           --     (54,093,000)
Income (loss) before
 income taxes and
 extraordinary item.....    4,935,000    3,419,000   5,880,000   (1,449,000)  (4,811,000)   (68,573,000)
Income tax benefit......     (782,000)         --     (771,000)         --      (400,000)    (5,230,000)
                           ----------   ----------  ----------  -----------  -----------   ------------
Income (loss) before
 extraordinary item.....    5,717,000    3,419,000   6,651,000   (1,449,000)  (4,411,000)   (63,343,000)
EXTRAORDINARY ITEM:
Gain on extinguishment
 of debt................          --           --          --           --           --      88,291,000
                           ----------   ----------  ----------  -----------  -----------   ------------
Net income (loss).......   $5,717,000   $3,419,000  $6,651,000  $(1,449,000) $(4,411,000)  $ 24,948,000
                           ==========   ==========  ==========  ===========  ===========   ============
Basic earnings (loss)
 per share..............   $     0.73   $     0.45  $     0.87  $     (0.22) $     (0.72)       *
                           ==========   ==========  ==========  ===========  ===========
Diluted earnings (loss)
 per share..............   $     0.68   $     0.42  $     0.82  $     (0.21) $     (0.72)
                           ==========   ==========  ==========  ===========  ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING:
  Basic.................    7,866,862    7,660,813   7,688,521    6,480,443    6,096,000
  Diluted...............    8,412,768    8,080,100   8,154,311    6,945,360    6,131,590

--------
* Per share results are not presented for periods prior to June 3, 1995, due to the general lack of comparability as a result of the revised capital structure of the Company.

  The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                              COMMON STOCK                    ACCUMULATED     NOTES
                           --------------------  ADDITIONAL   (DEFICIT)/    RECEIVABLE
                                         PAR       PAID-IN     RETAINED        FROM
                             SHARES     VALUE      CAPITAL     EARNINGS    STOCKHOLDERS    TOTAL
                           ----------  --------  -----------  -----------  ------------ -----------
 Predecessor Company
  balance at May 28,
  1994...................   5,016,298    50,000   13,150,000  (24,830,000)         --   (11,630,000)
                           ==========  ========  ===========  ===========   ==========  ===========
 Net loss for the nine
  months ended prior to
  fresh start
  adjustments............         --        --           --   (12,679,000)         --   (12,679,000)
 Recapitalization and
  fresh start adjustments
  (Notes 1 and 2)
  Cancellation of old
   common stock..........  (5,016,298)  (50,000) (13,150,000)         --           --   (13,200,000)
  Issuance of new common
   stock.................   6,096,000   122,000   11,703,000          --           --    11,825,000
  Issuance of note
   receivable to
   stockholder...........         --        --           --           --      (192,000)    (192,000)
  Fresh start
   adjustments...........         --        --           --    37,509,000          --    37,509,000
                           ----------  --------  -----------  -----------   ----------  -----------
 Successor Company
  balance at
  February 25, 1995......   6,096,000   122,000   11,703,000          --      (192,000)  11,633,000
 Net loss for three
  months ended June 3,
  1995...................         --        --           --    (4,411,000)         --    (4,411,000)
                           ----------  --------  -----------  -----------   ----------  -----------
 BALANCE AT JUNE 3, 1995.   6,096,000   122,000   11,703,000   (4,411,000)    (192,000)   7,222,000
                           ==========  ========  ===========  ===========   ==========  ===========
 Issuance of new common
  stock..................     366,667     7,000       (7,000)         --           --           --
 Exercise of director
  warrants, employee
  stock options and
  performance options....   1,694,739    35,000    4,620,000          --           --     4,655,000
 Purchase and retirement
  of treasury shares.....     (31,593)   (1,000)     (60,000)     (56,000)         --      (117,000)
 Cancellation of shares
  held and returned by
  disbursing agent.......   (475,000)  (10,000)       10,000          --           --           --
 Distribution of capital.         --        --    (4,289,000)         --           --    (4,289,000)
 Repayment on note
  receivable.............         --        --           --           --        48,000       48,000
 Net loss for the year
  ended June 1, 1996.....         --        --           --    (1,449,000)         --    (1,449,000)
                           ----------  --------  -----------  -----------   ----------  -----------
 BALANCE AT JUNE 1, 1996.   7,650,813   153,000   11,977,000   (5,916,000)    (144,000)   6,070,000
                           ==========  ========  ===========  ===========   ==========  ===========
 Exercise of director
  warrants, employee
  stock options and......      95,000     2,000      404,000          --           --       406,000
 Cancellation of shares
  held and returned by
  disbursing agent.......     (18,827)      --           --           --           --           --
 Cash dividend
  distributions..........         --        --    (2,529,000)         --           --    (2,529,000)
 Utilization of pre-
  bankruptcy NOL
  carryforwards..........         --        --     1,482,000          --           --     1,482,000
 Repayment on note
  receivable.............         --        --           --           --       144,000      144,000
 Net income for the year
  ended May 31, 1997.....         --        --           --     6,651,000          --     6,651,000
                           ----------  --------  -----------  -----------   ----------  -----------
 BALANCE AT MAY 31, 1997.   7,726,986   155,000   11,334,000      735,000          --    12,224,000
                           ==========  ========  ===========  ===========   ==========  ===========
 Exercise of director
  warrants and employee
  stock options..........     885,671    18,000    2,850,000          --           --     2,868,000
 Cash dividend
  distributions..........         --        --   (42,467,000)  (6,452,000)         --   (48,919,000)
 Utilization of pre-
  bankruptcy NOL
  carryforwards..........         --        --     1,727,000          --           --     1,727,000
 Stock option tax
  benefit................         --        --     2,750,000          --           --     2,750,000
 Note receivable from
  stockholder............         --        --           --           --    (2,013,000)  (2,013,000)
 Net income for the eight
  months ended
  January 31, 1998.......         --        --           --     5,717,000          --     5,717,000
                           ----------  --------  -----------  -----------   ----------  -----------
 BALANCE AT JANUARY 31,
  1998...................   8,612,657   173,000  (23,806,000)         --    (2,013,000) (25,646,000)
                           ==========  ========  ===========  ===========   ==========  ===========
 COMPARATIVE TRANSITION PERIOD
  (UNAUDITED)
 BALANCE AT JUNE 1, 1996.   7,650,813   153,000   11,977,000   (5,916,000)    (144,000)   6,070,000
                           ==========  ========  ===========  ===========   ==========  ===========
 Exercise of director
  warrants, employee
  stock options and......      80,000     2,000      336,000          --           --       338,000
 Cancellation of shares
  held and returned by
  disbursing agent.......     (18,827)      --           --           --           --           --
 Interest on note
  receivable from
  stockholder............         --        --           --           --        (6,000)      (6,000)
 Dividend distribution
  adjustment.............         --        --        (7,000)         --           --        (7,000)
 Cash dividend
  distributions..........         --        --           --           --           --           --
 Net income for the eight
  months ended
  February 1, 1997.......         --        --           --     3,419,000          --     3,419,000
                           ----------  --------  -----------  -----------   ----------  -----------
 BALANCE AT FEBRUARY 1,
  1997...................   7,711,986   155,000   12,306,000   (2,497,000)    (150,000)   9,814,000
                           ==========  ========  ===========  ===========   ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            PREDECESSOR
                                                SUCCESSOR COMPANY                             COMPANY
                            --------------------------------------------------------------  ------------
                               EIGHT        EIGHT                                 THREE         NINE
                              MONTHS       MONTHS        YEAR        YEAR        MONTHS        MONTHS
                               ENDED        ENDED       ENDED        ENDED        ENDED        ENDED
                            JANUARY 31,  FEBRUARY 1,   MAY 31,      JUNE 1,      JUNE 3,    FEBRUARY 25,
                               1988         1997         1997        1996          1995         1995
                            -----------  -----------  ----------  -----------  -----------  ------------
                                          UNAUDITED
 OPERATING ACTIVITIES
 Net (loss) income.......   $ 5,717,000  $3,419,000   $6,651,000  $(1,449,000) $(4,411,000) $24,948,000
 Adjustments to reconcile
  net (loss) income to
  net cash provided by
  (used in) operating
  activities:
  Depreciation and
   amortization..........        23,000       6,000       19,000       18,000       26,000      690,000
  Amortization of
   goodwill and
   trademarks............        43,000         --           --           --           --       819,000
  Provision for bad
   debts.................           --          --      (112,000)     112,000       72,000      696,000
  Operational
   restructuring charge..           --          --           --           --     2,551,000          --
  Gain on Sale of Uniform
   Division..............           --          --           --    (1,588,000)         --           --
  Change in other
   liabilities...........           --     (750,000)    (750,000)         --           --           --
  Interest income on note
   receivable from
   stockholder...........       (13,000)     (6,000)         --           --           --           --
  Deferred taxes.........    (3,058,000)        --      (926,000)         --      (500,000)  (5,230,000)
  Stock option tax
   benefit...............     2,367,000         --           --           --           --           --
  Amortization of
   deferred financing
   costs
   and debt discount.....       347,000         --           --           --           --        85,000
  Gain on extinguishment
   of debt...............           --          --           --           --           --   (88,291,000)
  Fresh start
   adjustments...........           --          --           --           --           --    50,664,000
  Amortization of
   discount on note
   receivable............           --      (83,000)         --       108,000          --           --
  Performance option
   exercise expense......           --          --           --     4,567,000          --           --
  Changes in current
   assets and
   liabilities:
   Receivables...........    (1,323,000) (1,014,000)    (218,000)  10,747,000    5,010,000   (2,441,000)
   Inventories...........        35,000     179,000      176,000   11,274,000    5,724,000   (1,880,000)
   Other current assets..      (190,000)    (89,000)     (20,000)     496,000     (141,000)     (88,000)
   Accounts payable......       540,000    (181,000)    (122,000)  (1,348,000)  (1,794,000)   7,787,000
   Accrued payroll and
    related expenses.....           --          --           --    (1,559,000)   1,152,000     (227,000)
   Other liabilities.....           --          --           --    (1,668,000)    (521,000)     364,000
                            -----------  ----------   ----------  -----------  -----------  -----------
 Net cash provided by
  (used in) operating
  activities.............     4,488,000   1,481,000    4,698,000   19,710,000    7,168,000  (12,104,000)
 INVESTING ACTIVITIES
 Purchases of trademark..   $(2,000,000) $      --    $      --   $       --   $       --   $       --
 Proceeds from sales of
  assets held for sale...           --          --     3,576,000       89,000          --       435,000
 Purchase of treasury
  shares.................           --          --           --      (117,000)         --           --
 Restricted cash.........           --      310,000      310,000     (310,000)         --           --
 Repayment on note
  receivable from
  stockholder............           --          --       144,000       48,000          --           --
 Change in other assets..    (1,673,000)   (197,000)    (382,000)     (84,000)      95,000       87,000
 Collection of notes
  receivable.............       250,000         --     1,961,000          --           --           --
                            -----------  ----------   ----------  -----------  -----------  -----------
 Net cash (used in)
  provided by investing
  activities.............    (3,423,000)    113,000    5,609,000     (374,000)      95,000      522,000
 FINANCING ACTIVITIES
 Payment of long-term
  debt, including
  revolving credit which
  was classified as
  current at June 3,
  1995...................           --          --           --           --    (7,065,000)  (2,383,000)
 Net proceeds from the
  issuance of long-term
  debt...................    47,870,000         --           --           --           --    14,719,000
 Net (payments on)
  proceeds from revolving
  credit and other.......           --          --           --   (14,213,000)      64,000   (1,232,000)
 Note receivable from
  stockholder............    (2,000,000)        --           --           --           --           --
 Proceeds from exercise
  of stock options.......     2,786,000     281,000      336,000       64,000          --           --
 Proceeds from exercise
  of warrants............        82,000      57,000       70,000       24,000          --           --
 Cash Distributions......   (48,919,000)        --    (2,529,000)  (4,289,000)         --           --
                            -----------  ----------   ----------  -----------  -----------  -----------
 Net cash (used in)
  provided by financing
  activities.............      (181,000)    338,000   (2,123,000) (18,414,000)  (7,001,000)  11,104,000
                            -----------  ----------   ----------  -----------  -----------  -----------
 Increase (decrease) in
  cash and cash
  equivalents............       884,000   1,932,000    8,184,000      922,000      262,000     (478,000)
 Cash and cash
  equivalents at
  beginning of period....     9,391,000   1,207,000    1,207,000      285,000       23,000      501,000
                            -----------  ----------   ----------  -----------  -----------  -----------
 Cash and cash
  equivalents at end of
  period.................   $10,275,000  $3,139,000   $9,391,000   $1,207,000     $285,000      $23,000
                            ===========  ==========   ==========  ===========  ===========  ===========
 TOTAL PAID DURING
  PERIOD:
  Income taxes...........   $    64,000  $    4,600   $    4,600  $       --   $    92,000  $    17,000
  Interest...............   $       --   $    2,000   $    3,000  $   355,000  $   587,000  $ 1,644,000
 NON-CASH TRANSACTIONS:
  Declaration of cash
   dividend..............   $       --   $1,159,000   $      --   $       --   $       --   $       --
  Utilization of pre-
   bankruptcy NOL
   carryforwards.........   $ 1,727,000  $      --    $1,482,000  $       --   $       --   $       --

   The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REORGANIZATION

  Cherokee Inc. (the "Company") is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns. The Company is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. The Company's operating strategy emphasizes retail direct, wholesale and international licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise and the licensees are responsible for designing and manufacturing the merchandise. The Company and its wholly-owned subsidiary, Spell C. LLC ("Spell C"), hold several trademarks including Cherokee(TM), Sideout(TM), Sideout Sport(TM), King of the Beach(TM), and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent a beach-oriented active, "California" lifestyle, were acquired by the Company in November 1997. As of January 31, 1998 the Company had twenty-five continuing license agreements, covering both domestic and international markets.

  On April 24, 1995, a group including Robert Margolis, who founded the Company's Apparel Division in 1981, and who had been the Company's Chairman and Chief Executive Officer from May 1989 to October 1993, purchased 1,358,000 shares, or approximately 22.3% of the Company's then outstanding Common Stock ("Common Stock"). On May 5, 1995, Mr. Margolis was appointed Chairman and Chief Executive Officer of the Company. After a period of assessment, Mr. Margolis set in motion a strategy which resulted in the Company's principal business being a marketer and licensor of the Cherokee brand and other brands it owns or may acquire in the future. The Company stopped manufacturing and importing apparel and footwear, sold its inventories of apparel and footwear and on July 28, 1995 sold the assets of its Uniform Division. The proceeds from these sales were used to pay off all of the Company's indebtedness. As a result of discontinuing the apparel and footwear business and selling the Uniform Division, the number of employees was reduced from approximately 345 on May 28, 1994 to 15 by November 1, 1995.

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

  Common Stock: On the Effective Date Cherokee issued 5,000,000 shares of Common Stock, par value of $.02 per share, ("Common Stock") to holders of 11% Senior Subordinated Notes due 1999 ("Old Notes") and common stock par value $.01 per share ("Old Common Stock"). The Company also issued 1,000,000 shares of Common Stock to a disbursing agent, which shares were to be issued to Holders of Allowed General Unsecured Claims following allowance and settlement of such Claims. To implement distribution of Common Stock to general unsecured creditors, 1,000,000 shares of Common Stock were issued to Cherokee's disbursing agent (the "Disbursing Agent"). The Disbursing Agent distributed 517,795 shares of Common Stock to general unsecured creditors and returned 482,205 shares to the Company since they were determined not to be distributable to creditors, and subsequently, were canceled at the Company's request. Having settled all claims, the Company sent in a Final Decree to the Bankruptcy Court, which was signed and approved by the Bankruptcy Judge on August 15, 1996.

  In accordance with the 1994 Plan, the Company's Certificate of Incorporation was amended to authorize 20,000,000 shares of Common Stock par value $.02 per share, and 1,000,000 shares of Preferred Stock par value $.02 per share. The terms and conditions of the Preferred Stock shall be determined from time to time by the Company's Board of Directors.

                                 CHEROKEE INC.

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

  Allowed General Unsecured Claims of Less than $1,000: Holders of Allowed General Unsecured Claims of Less than $1,000 received full payment in cash.

  Old Common Stock: Holders of Old Common Stock received.019935 shares of Common Stock for each share of Old Common Stock (or an aggregate of 100,000 shares of Common Stock). Having settled all claims, the remaining 668 shares were returned and canceled by the Disbursing Agent on February 24, 1997.

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

                                 CHEROKEE INC.

                                 BALANCE SHEETS
                               FEBRUARY 25, 1998
                                 ($000 OMITTED)

                         PRE-FRESH START                           FRESH START     FRESH START
                          BALANCE SHEET  CANCELLATION   DEBT       FAIR VALUE     BALANCE SHEET
                          FEB. 25, 1995    OF STOCK   DISCHARGE    ADJUSTMENT     FEB. 25, 1995
                         --------------- ------------ ---------    -----------    -------------
ASSETS
CURRENT ASSETS:
Cash and cash
 equivalents............     $    23         $--       $   --       $    --          $    23
Receivables, net........      16,857          --           --           (622)(3)      16,235
INVENTORIES:
Raw materials...........       5,643          --           --         (1,831)(3)       3,812
Work in process.........       1,802          --           --            (41)(3)       1,761
Finished goods..........      16,616          --           --         (2,833)(3)      13,783
                             -------         ----      -------      --------         -------
                              24,061          --           --         (4,705)(3)      19,356
Deferred income taxes...       2,511          --           --         (2,511)(4)         --
Other current assets....         415          --           --             (1)(3)         414
  Total current assets..      43,867          --           --         (7,839)         36,028
Property & Equipment....      12,578          --           --         (8,863)(1)       3,715
Less accumulated
 depreciation and
 amortization...........     (1,455)          --           --          1,455(3)          --
                             -------         ----      -------      --------         -------
                              11,123          --           --         (7,408)(3)       3,715
                             -------         ----      -------      --------         -------
Trademarks, net of
 amortization...........      36,290          --           --        (36,290)(5)         --
Other assets............       3,156          192(2)       --         (1,564)(3)       1,784
                             -------         ----      -------      --------         -------
  Total assets..........     $94,436         $192(2)   $   --       $(53,101)        $41,527
                             =======         ====      =======      ========         =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term revolving
 credit and other.......     $   439         $--       $   --       $    --          $   439
Current maturities of
 long-term debt.........       1,780          --           --            --            1,780
Accounts payable and
 accrued expenses.......      13,754          --        (7,365)(2)        29(3)        6,418
Accrued interest
 payable................       4,361          --        (4,361)(2)       --              --
Income tax payable......          70          --           --            --               70
Senior subordinated
 notes due 1999.........      76,565          --       (76,565)(2)       --              --
                             -------         ----      -------      --------         -------
  Total current
   liabilities..........      96,969          --       (88,291)           29           8,707
Long-term debt, net of
 current maturities.....      18,995          --           --            --           18,995
Deferred incomes taxes..       2,781          --           --           (781)(4)       2,000
                             -------         ----      -------      --------         -------
  Total liabilities.....     118,745          --       (88,291)         (752)         29,702
STOCKHOLDERS' EQUITY
 (DEFICIT):
Common stock, $.01 par
 value, 20,000,000
 authorized, 5,016,298
 shares issued and
 outstanding............          50          (50)(1)      --            --              --
Common stock, $.02 par
 value, 20,000,000
 authorized, 6,096,000
 shares issued and
 outstanding............         --             4(1)       118(2)        --              122
Additional paid-in
 capital................      13,150          238(1)                  (1,685)(2)      11,703
Deficit.................     (37,509)         --        88,173(2)    (50,664)(3)         --
                             -------         ----      -------      --------         -------
  Stockholders' Equity
   (Deficit)............     (24,309)         192       88,291       (52,349)         11,825
                             -------         ----      -------      --------         -------
  Total liabilities and
   Stockholders' Equity
   (Deficit)............     $94,436         $192      $   --       $(53,101)        $41,527
                             =======         ====      =======      ========         =======

                                 CHEROKEE INC.

--------
(1) Exchange Common Stock for Old Common Stock.
(2) Exchange of Old Notes and accounts payable for Common Stock and related gain on debt extinguishment.
(3) Record assets and liabilities at their fair value pursuant to the reorganization value of the Company and eliminate any retained earnings or deficit.
(4) Record income tax effect of fresh start adjustments.
(5) Based on the Company's continued poor operating performance and its second bankruptcy reorganization since fiscal year 1993, no value was attributed to trademarks in connection with the fresh start accounting for the 1994 Plan.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

COMPANY YEAR END

  On December 19, 1997, the Company determined to change its fiscal year to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align the Company with its licensees who also generally operate and plan using a fiscal year ending nearest to January 31. Prior to this change, the Company's fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest to May 31.

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

                                 CHEROKEE INC.

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

OTHER ASSETS AND ASSETS HELD FOR SALE

  Other assets is comprised of property, plant and equipment and intangible assets. Property and equipment are stated at cost, less accumulated depreciation and amortization. Other assets includes the Sideout trademarks acquired on November 7, 1997 for $2,000,000.

  Based on the Company's continued poor operating performance and its second bankruptcy reorganization since fiscal year 1993, no value was attributed to trademarks in connection with the fresh start accounting for the 1994 Plan.

  Subsequent to 1994, the Company capitalizes all fees incurred in filing trademark registrations and renewals. Trademark registrations, renewal fees and acquired trademarks are amortized over the life of the registrations ranging from five to ten years.

  Assets held for sale at June 1, 1996 included the Company facility in Sunland, California, which was sold on April 22, 1997.

  Securitization fees are the costs associated with the leveraged recapitalization which have been capitalized and are being amortized over the term of the Note Agreement.

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

CONCENTRATIONS OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company limits its credit risk with respect to

                                 CHEROKEE INC.

cash by maintaining cash balances with quality financial institutions. At January 31, 1998, May 31, 1997 and June 1, 1996, the Company's cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of the Company's licensing royalty revenue program. Generally, the Company does not require collateral or other security to support customer receivables. As of January 31, 1998, the Company had twenty-five continuing license agreements; five of which were with retailers, seven of which were with domestic licensees and thirteen of which were with international licensees.

  One customer accounted for approximately 96% and 83%, respectively, of the Company's trade receivables at January 31, 1998 and May 31, 1997 and approximately 75% and 68%, respectively, of the Company's revenues during the fiscal year ended January 31, 1998 and May 31, 1997. No customer accounted for more than 10% of trade receivables at June 1, 1996 or of sales during the period ended June 1, 1996.

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

ADVERTISEMENT

  The Company's retail direct licensees fund their own advertisement programs. The Company's advertising and promotional costs are immaterial and are expensed as incurred.

EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 supersedes and simplifies the previous computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share". Among other changes, SFAS 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS.

  Basic earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method. Earnings per share and weighted average shares outstanding for all prior periods have been restated in accordance with SFAS 128.

  For the eight months ended January 31, 1998, the Company, in consolidation, recorded as a charge against income, $474,000 in financial advisory services, resulting in a reduction in basic and diluted earnings per share of $0.06 and $0.05, respectively. For the year ended June 1, 1996, the Company recorded a non-cash charge to

                                 CHEROKEE INC.

recognize performance option expense of $4,567,000, resulting in a reduction in basic and diluted earnings per share of $0.70 and $0.66, respectively.

RECLASSIFICATIONS

  Certain prior year amounts have been reclassed to conform with current period presentation.

4. RECEIVABLES

  Receivables consist of the following:

                                              JANUARY 31,  MAY 31,    JUNE 1,
                                                 1998        1997       1996
                                              ----------- ---------- ----------
Trade........................................ $2,289,000  $  657,000 $  621,000
Due from Factor..............................        --          --      43,000
Note Receivable, Current.....................        --      250,000        --
Other........................................     58,000     117,000    621,000
                                              ----------  ---------- ----------
                                               2,347,000   1,024,000  1,285,000
Less allowance for doubtful accounts.........        --          --    (591,000)
                                              ----------  ---------- ----------
                                              $2,347,000  $1,024,000 $  694,000
                                              ==========  ========== ==========

5. LONG-TERM DEBT

  In September 1997, the Company's Board authorized Libra Investments, Inc. ("Libra") to explore ways to maximize shareholder value, including a recapitalization or sale of the Company. On December 23, 1997, the Company completed the recapitalization described below and publicly announced that it would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998.

  As part of the recapitalization, the Company, in exchange for the proceeds from the Secured Notes (as defined below), sold to its wholly-owned subsidiary, Spell C, all its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in an amended licensing agreement (the "Amended Target Agreement") with Target Stores, a division of Dayton Hudson Corporation ("Target"). Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on

  February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are secured by the Amended Target Agreement and the domestic Cherokee brand name and trademarks. The Secured Notes indenture (the "Indenture") requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the Indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million per year for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million per year for each of the four fiscal years ending January 31, 2001 through 2004, therefore, the aggregate scheduled amortization under the Secured Notes ($60.0 million) equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement ($60.0 million).

                                 CHEROKEE INC.

                       MATURITY SCHEDULE OF SECURED NOTES

                                                                    FACE VALUE
                                                                    -----------
      1999......................................................... $ 6,750,000
      2000.........................................................   9,000,000
      2001.........................................................  10,125,000
      2002.........................................................  10,500,000
      2003.........................................................  10,500,000
      Thereafter...................................................  13,125,000
                                                                    -----------
          Total.................................................... $60,000,000
      Less unamortized Note Discount...............................  11,800,000
                                                                    -----------
                                                                     42,800,000
      Less current portion of long term debt.......................   6,525,000
                                                                    -----------
      Long term obligation......................................... $41,625,000

6. INCOME TAXES

  The income tax benefit as shown in the statements of operations includes the following:

                                                               SUCCESSOR   PREDECESSOR
                                 SUCCESSOR COMPANY              COMPANY      COMPANY
                         ------------------------------------ ------------ ------------
                         EIGHT MONTHS                                      NINE MONTHS
                            ENDED      YEAR ENDED  YEAR ENDED THREE MONTHS    ENDED
                         JANUARY 31,    MAY 31,     JUNE 1,      ENDED     FEBRUARY 25,
                             1998         1997        1996    JUNE 3, 1995     1995
                         ------------  ----------  ---------- ------------ ------------
Current:
  Federal............... $ 1,892,000   $  96,000      $--      $     --    $       --
  State.................     353,000      32,000       --        100,000           --
  Foreign...............      31,000      27,000       --            --            --
                         -----------   ---------      ----     ---------   -----------
                           2,276,000     155,000       --        100,000           --
Deferred:
  Federal...............  (3,058,000)   (785,000)      --       (250,000)   (3,355,000)
  State.................         --     (141,000)      --       (250,000)   (1,875,000)
  Foreign...............         --          --        --            --            --
                         -----------   ---------      ----     ---------   -----------
                          (3,058,000)   (926,000)      --       (500,000)   (5,230,000)
                         -----------   ---------      ----     ---------   -----------
                         $  (782,000)  $(771,000)     $--      $(400,000)  $(5,230,000)

                                 CHEROKEE INC.

  Deferred income taxes are comprised of the following:

                                        JANUARY 31, 1998       MAY 31, 1997
                                       -------------------  -------------------
                                       CURRENT NON-CURRENT  CURRENT NON-CURRENT
                                       ------- -----------  ------- -----------
Deferred tax assets:
Fixed assets..........................   --            --     --            --
Inventory reserve.....................   --            --     --            --
Uniform capitalization................   --            --     --            --
Bad debt reserve......................   --            --     --            --
Accrued liabilities...................   --            --     --            --
Tax effect of NOL carryovers..........   --      9,110,000    --      8,648,000
Other.................................   --        324,000    --        218,000
Valuation allowance...................   --     (1,858,000)   --     (6,458,000)
                                        ----   -----------   ----   -----------
    Total deferred tax assets.........  $--    $ 7,576,000   $--    $ 2,408,000
                                        ====   ===========   ====   ===========

                                 JUNE 1, 1996            JUNE 3, 1995
                             --------------------  -------------------------
                             CURRENT NON-CURRENT     CURRENT    NON-CURRENT
                             ------- ------------  -----------  ------------
Deferred tax assets:
Fixed assets................   --             --           --        442,000
Inventory reserve...........   --             --     2,583,000           --
Uniform capitalization......   --             --       418,000           --
Bad debt reserve............   --             --       436,000           --
Accrued liabilities.........   --             --       967,000           --
Tax effect of NOL
 carryovers.................   --      10,624,000          --     14,823,000
Other.......................   --          90,000          --        232,000
Valuation allowance.........   --     (10,714,000)  (4,404,000)  (15,497,000)
                              ----   ------------  -----------  ------------
    Total deferred tax
     assets.................  $--    $        --   $       --   $        --
                              ====   ============  ===========  ============

  The Company's deferred tax asset is primarily related to net operating loss carryforwards. The Company believes that it is more likely than not that the majority of the deferred tax asset will be realized based upon the expected future income from the Amended Target Agreement. Accordingly, with the exception of the amount attributable to IRC Section 382 net operating losses (as described below) which cannot be utilized until after the Target Agreement expires, the valuation allowance has been reduced during the short period ended January 31, 1998. The reduction in the valuation allowance relating to pre-reorganization carryovers has been credited to additional paid-in-capital.

                                 CHEROKEE INC.

  A reconciliation of the actual income tax rates to the federal statutory rate follows:

                                                                          PREDECESSOR
                                         SUCCESSOR COMPANY                  COMPANY
                          ----------------------------------------------- ------------
                          EIGHT MONTHS                                    NINE MONTHS
                             ENDED     YEAR ENDED YEAR ENDED THREE MONTHS    ENDED
                          JANUARY 31,   MAY 31,    JUNE 1,      ENDED     FEBRUARY 25,
                              1998        1997       1996    JUNE 3, 1995     1995
                          ------------ ---------- ---------- ------------ ------------
Tax (benefit) expense at
 U.S. statutory rate....      34.0%       34.0%     (34.0)%     (34.0)%       34.0%
Additional paid-in-
 capital................      35.2        25.2        --          --           --
Net gain from
 extraordinary gain from
 extinguishment of debt
 not taxable............       --          --         --          --         (51.2)
Net operating loss for
 which no tax benefit
 was recognized.........       --          --        34.0        33.9         12.5
Writedown of net
 deferred taxes.........       --          --         --         (5.2)       (21.0)
Utilization of net
 operating loss
 carryforward...........       --        (33.6)       --          --           --
Valuation Allowance.....     (93.8)      (41.0)       --          --           --
Foreign taxes...........        .6          .5        --          --           --
Nondeductible
 reorganization costs...       --          --         --          --           4.7
State income tax benefit
 net of federal income
 tax....................       4.8          .4        --         (3.1)         --
Minority interest and
 others.................       3.2         1.4        --           .4          --
                             -----       -----      -----       -----        -----
Tax benefit.............     (16.0)%     (13.1)%      --         (8.0)%      (21.0)%
                             =====       =====      =====       =====        =====

  At January 31, 1998 the Company has federal and California tax net operating loss carryovers ("NOL's"), generated subsequent to the Company's 1994 reorganization, of approximately $14,900,000 and $5,300,000, respectively, which will begin to expire in 2010 and 2000, respectively. The Company believes utilization of these losses is not subject to Internal Revenue Code ("IRC") Section 382 limitations.

  As a result of the 1994 Plan discussed in Note 1, an ownership change occurred and the annual utilization of pre-reorganization NOL's and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section
382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. Given the IRC Section 382 limitations, a substantial portion of the pre reorganization losses will expire unused. Such deferred tax assets have been written off against the valuation allowance.

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

                                 CHEROKEE INC.

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

8. COMMITMENT AND CONTINGENCIES

LEASES

  The Company leases real property in Dallas Texas under a lease agreement expiring on February 28, 1998. The Company has no plans to renew the lease for these premises. Monthly rent is $1,496 plus operating expenses. The Company entered into a sublease agreement on August 30, 1995 with an unaffiliated third party. The term of this sublease is from September 1, 1995 to February 28, 1998. Sublessee is to pay rent of $1,280 per month for the property.

  From May 26, 1995 to October 31, 1997, the Company has rented approximately 1,500 square feet of office space from The Newstar Group d/b/a The Wilstar Group ("Wilstar") and paid Wilstar $.75 per square foot or $1,125 per month. In addition, the Company reimbursed Wilstar for one-half of certain costs relating to this office space. Beginning November 1, 1997, the Company increased its rental space to 3,685 square feet and currently pays Wilstar $2,762 in rent per month. The Company believes that its rental of such space from Wilstar is on terms no less favorable than could be obtained from an unaffiliated third party. The rent and costs are prorated based upon square footage used by Cherokee and Wilstar does not profit from this reimbursement. Since May 4, 1996, the Company has rented 4,000 feet of Wilstar's warehouse space at $.50 per square foot as storage space for its financial records. Both rental agreements are on a month to month basis.

  Total rent expense was $48,000, $60,000 and $198,000 for the eight months ended January 31, 1998 and the years ended May 31, 1997 and June 1, 1996, respectively.

9. NEW ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income components which under generally accepted accounting principles ("GAAP") bypass the income statement and are reported in the balance sheet as a separate component of equity. For the eight months ended January 31, 1998 and the three years ended May 31, 1997, June 1, 1996 and June 3, 1995, the Company had no other comprehensive income components as defined in SFAS No. 130.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which changes current practice and established a new framework, referred to as the "management" approach, on which to base segment reporting. The management approach requires that management identify the "operating segments" based on the way that management disaggregates the entity for internal operating decisions. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and

                                 CHEROKEE INC.

is not required for interim statements in the first year of adoption. Management believes that the adoption of this new standard will not have any material impact on the Company's financial position or results of operations.

  Prior to implementing its strategy to change its business to that of a licensor, the Company was primarily engaged in the manufacturing, importing and the distribution of apparel and shoes; therefore, its business is within one industry segment.

  In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures About Pensions and Other Post-retirement Benefits" which revises employers' disclosures about pension and post-retirement benefit plans. This statement is effective for fiscal years beginning after December 15, 1997. This statement is not anticipated to have any effect on the Company.

10. EMPLOYMENT AND MANAGEMENT AGREEMENTS

  On April 24, 1995, a group which included Mr. Margolis (a former Chairman and Chief Executive Officer of the Company) acquired approximately 22.3% of the Company's then outstanding Common Stock (the "Group"). The Group sought to have Mr. Margolis installed as Chief Executive Officer of the Company and to have Mr. Margolis appointed a director of the Company. On May 4, 1995, the Company and Wilstar entered into a Management Agreement (the "Agreement") pursuant to which Wilstar agreed to provide executive management services to the Company by providing the services of Robert Margolis as Chief Executive Officer. The Agreement originally provided it would terminate on May 31, 1998; however, the Agreement provided an automatic extension for additional one-year terms as long as the Company's pre-tax earnings are equal to at least 80% of the pre-tax earnings contained in the budget submitted to and approved by the Board of Directors for such fiscal year. During Fiscal 1996, Wilstar met the 80% pre-tax earning requirement; hence, the contract was extended for an additional one year term. In addition, Wilstar received an option to purchase 7 1/2% of the Common Stock on a fully diluted basis (675,700 shares) at a purchase price of $3.00 per share (the "Wilstar Options"). The Wilstar options were exercised on December 29, 1997. Subsequent to the exercise date and pursuant to a redemption agreement entered into by all its principals, Wilstar transferred to each principal individually his pro-rata share of the Common Stock as consideration for redeeming his Wilstar shares.

  On April 24, 1996, the Board of Directors revised the Agreement to accelerate the vesting of Wilstar's performance options so that Wilstar was immediately vested in its right to purchase up to 20% of the Company's fully diluted Common Stock. Wilstar agreed to relinquish its rights to purchase up to an additional 2.5% of the Company's fully diluted stock pursuant to the performance options. Wilstar exercised the performance options in full on April 25, 1996 and purchased 1,674,739 shares. The Company accounted for this transaction as a non cash charge to earnings of $4,567,000. During Fiscal 1997, Wilstar transferred to its principals an aggregate of 874,739 shares of the Common Stock in satisfaction of principal and interest due on indebtedness, bonuses and Subchapter S distributions owed to its principals and shareholders. During Fiscal 1998, Wilstar transferred 17,500 shares of the Common Stock to certain employees and 384,386 shares of the Common Stock to its principals, whereby, pursuant to a redemption agreement, each principal received his pro-rata share individually as consideration for redeeming his Wilstar shares.

  The Agreement further provides that Wilstar and the Group each have the right to elect two members of the Company's Board of Directors.

  Effective for services rendered on or after June 1, 1997, the Compensation Committee and the Board of Directors amended the Agreement by the adoption of two amendments, designated, respectively, the Second Amendment and the Third Amendment. The changes to the Agreement made by the Second Amendment include
(i) extension of the specified term of the Agreement to May 31, 2000; (ii) modification of the existing provision of the Agreement for automatic extension of its term for an additional year for each year after fiscal year 1997 in

                                 CHEROKEE INC.

which the Company achieves specified levels of pre-tax earnings; (iii) increase in the annual base compensation of Wilstar from $400,000 to $550,000;
(iv) provision for an annual cost-of-living increase in base compensation after fiscal year 1998; and (v) increase in the annual performance bonus percentage payable to Wilstar based on the Company's earnings before interest, taxes, depreciation and amortization above specified levels from 10% to 15% of such earnings in excess of $10,000,000. At January 31, 1998 and May 31, 1997, the Company had accrued the bonus payable under Other Accrued Liabilities.

  The Third Amendment, approved by a majority of shareholders on September 15, 1997 at the 1997 Annual Meeting, further provided changes to the Agreement including, (i) provision for payment of an "acquisition bonus" to Wilstar in the event of an acquisition of the Company for a price per share of not less than $12 pursuant to an acquisition agreement entered into by the end of fiscal year 2000 (the amount of such acquisition bonus ranges from $1,000,000 to $2,500,000 in the event of an acquisition of the Company for a price per share ranging from $12 to $15 or more and automatically decreases by one-third per year if the acquisition agreement is not entered into by the end of May 31, 1998, 1999, or 2000); and (ii) provision for payment of $3,000,000 to
Wilstar in consideration for an agreement not to compete with the Company for a specified period of time by Wilstar and Mr. Margolis in the event of an acquisition of the Company pursuant to an acquisition agreement entered into by the end of May 31, 2000 (the amount of such payment automatically decreases by one-third per year if the acquisition agreement is not entered into by the end of May 31, 1998, 1999, or 2000); and (iii) provision for reduction of payments under the Agreement that are contingent on a change in control if it is determined that such payments would result in the nondeductibility of some or all of such payments under the provisions of Section 280G of the Internal Revenue Code.

  During the eight months ended January 31, 1998 and the year ended May 31,1997, the Company made compensation payments in lieu of cash dividends to Wilstar totalling $135,134 and $375,100, respectively.

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

  Mr. Seyhun, the former Chief Operating Officer and the former Chief Financial Officer of the Company, was employed pursuant to a 28 month agreement expiring May 31, 1997. In connection with the agreement on February 1, 1995, Mr. Seyhun purchased 96,000 shares of Common Stock from the Company at a price of $2.00 per share. Mr. Seyhun paid for these shares with a $192,000, 7% Promissory Note for which $48,000 was paid in May 1996. Proceeds from the sale of such stock must be applied first to accrued and unpaid interest and then to unpaid principal. The note was recorded as a reduction to stockholders equity. Mr. Seyhun repaid the note in full on February 19, 1997. Mr. Seyhun also received an option to purchase 96,000 shares for a price of $2.00 per share which was cancelled upon termination of his employment agreement. Mr. Seyhun terminated his employment on January 5, 1996. Mr. Seyhun paid the remaining principal and interest on the Promissory Note on February 19, 1997.

  Ms. Warren, the former President of the Company, who resigned March 3, 1998, was employed pursuant to a three-year agreement expiring on May 30, 1998 which provided for a salary at an annual rate of $100,000 from June 21, 1995 to May 31, 1996 and $325,000 from June 1, 1996 to May 31, 1998. Ms. Warren will continue

                                 CHEROKEE INC.

to work with the Company on selected special projects through November 1998 and will be paid through December 4, 1998. Ms. Warren could earn bonuses ranging from 10% of her salary up to $175,000 based upon the Company's earnings before interest and taxes.

11. RELATED PARTY TRANSACTIONS

  On December 23, 1997 the Company loaned $2.0 million to Robert Margolis, who is a Director, the Chairman of the Board of Directors and the Chief Executive Officer of the Company. The loan was approved by a majority of the disinterested members of the Company's Board of Directors on December 19, 1997. Mr. Margolis executed a note, dated December 23, 1997, in favor of the Company for $2.0 million which yields 6.0% interest per annum, which has been recorded as a reduction to stockholders' equity on the January 31, 1998 Balance Sheet. The principal amount of the note and all accrued interest thereon is due and payable on December 23, 2002. The note may be repaid in whole or in part at any time without penalty.

  In connection with the Securitization and issuance of the Secured Notes, the Company paid to Libra Investments, Inc. ("Libra") fees totaling $1,432,000. Mr. Jess Ravich, the Chairman of Libra, is a member of the Board of Directors of the Company.

  In fiscal years ended May 31, 1997 and June 1, 1996, Wilstar purchased apparel and trim from the Company totalling $87,000 and $154,000, respectively.

12. WARRANTS AND OPTIONS

  On February 1, 1995, the Company granted warrants to purchase 5,000 shares of Common Stock at an exercise price of $2.43 to each of the Company's five outside directors of the Board. On July 25, 1995, the Company granted warrants to purchase 5,000 shares of Common Stock at an exercise price of $3.00 to any new outside directors of the Board. The warrants expire on January 31, 2000 and June 30, 2000, respectively. On April 25, 1996 two Board members exercised their warrants in full and each purchased 5,000 shares. On various dates during Fiscal 1997, five Board members exercised their warrants in full and each purchased 5,000 shares. During Fiscal 1998, two Board members exercised their warrants in full and each purchased 5,000 shares.

  On October 14, 1996, the Company granted options to purchase 10,000 shares of Common Stock at an exercise price of $5.50 to each of the Company's seven directors of the Board.

  On various dates during Fiscal 1997, five Board members exercised their options in full and each purchased 10,000 shares. During Fiscal 1998, two Board members exercised their options in full and each purchased 10,000 shares.

  On September 15, 1997, the Company granted options to purchase 5,000 shares of Common stock at an exercise price of $11.25 to each of the Company's six directors of the Board. The Company granted options to purchase 20,000 shares of Common Stock at an exercise price of $11.25 to one retiring director. The option plan provided an adjustment to the exercise price, in the event the Company distributed to all shareholders an extraordinary dividend. The option grants were adjusted from 5,000 and 20,000 shares to 8,277 and 33,109 shares, respectively, and the exercise price was adjusted from $11.25 to $6.80 per share in accordance with Internal Revenue Code Section 425. The adjustment did not result in a compensation charge to earnings. None of the directors exercised any of these options during Fiscal 1998.

                                 CHEROKEE INC.

13. STOCK OPTION PLAN

  The Company's 1995 Incentive Stock Option Plan (the "Plan") was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the Plan is to further the growth and development of the Company by providing an incentive to officers and other key employees who are in a position to contribute materially to the prosperity of the Company. Two types of stock options (the "Option") may be granted under the plan--Incentive and Non-Qualified stock options.

  Any employee is eligible to receive an Option under the Plan; provided, however that no person who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive an Incentive Stock Option unless at the time such Option is granted the Option price is at least 110% of the fair market value of the shares subject to the Option.

  The aggregate number of shares which may be issued upon the exercise of Options granted under the Plan shall not exceed 600,000 shares of Common Stock. The Options are vested in equal installments over a three year period, starting from the date of grant and have a term of ten years.

  On November 10, 1997, the Compensation Committee determined to grant Options to certain of its employees pursuant to the Company's Plan. The Board of Directors adopted an amendment to the Plan, pursuant to which any Option granted shall provide that upon the Company's payment of an extraordinary cash dividend to the Company's shareholders, the exercise price of each of the Options shall be adjusted in accordance with Section 7.13 of the Plan.

  Pursuant to the Company's declaration of the $5.50 dividend, on December 29, 1997 and January 2, 1998, certain directors, officers, employees and related parties exercised options and purchased 819,004 shares of Cherokee common stock.

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

  During the fiscal year ended May 31, 1997, the Board of Directors adopted a plan for compensation of officers of the Company, employees of the Company, and Wilstar in lieu of cash dividends. If and when cash dividends are paid on outstanding shares of common stock of the Company, compensation will be paid to each plan participant in an amount equal to the cash dividends which would have been paid on the vested option shares covered by stock options of the Company held by such participant as if such shares had been purchased by such participant prior to, and were outstanding and owned by such participant on, the record date and the payment date for such cash dividend. The plan began on January 15, 1997 and will terminate on December 31, 1998 or such earlier or later date as may be determined by the Board of Directors. During the eight months ended January 31, 1998 and the year ended May 31, 1997, an aggregate of $150,801 and $391,850, respectively, was paid to participants in the plan.

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997: weighted-average risk-free interest

                                 CHEROKEE INC.

rate range between 5.27% and 6.57%; dividend yields of 12.80%; weighted-average volatility factors of the expected market price of the Company's common stock of 99.24%; and a weighted average expected life of the option of three years. For 1998, the weighted average assumptions were as follows: weighted-average risk-free interest rate range between 5.80% and 6.35%; dividend yields of 7.50%; weighted-average volatility factors of the expected market price of the Company's common stock of 68.97%; and a weighted-average expected life of the option of three years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                 1998       1997       1996
                                              ---------- ---------- -----------
Pro Forma net income (loss).................  $5,179,000 $6,546,000 $(1,502,000)
Pro Forma basic earnings (loss) per share...  $     0.66 $     0.85 $     (0.23)
Pro Forma diluted earnings (loss) per share.  $     0.62 $     0.80 $     (0.22)

  A summary of the Company's stock option activity, and related information for the eight months ended January 31, 1998 and the years ended May 31, 1997 and June 1, 1996 follows:

                                   1998                        1997                    1996
                          -------------------------   ----------------------- -----------------------
                                        WEIGHTED                  WEIGHTED                WEIGHTED
                                        AVERAGE                   AVERAGE                 AVERAGE
                          OPTIONS    EXERCISE PRICE   OPTIONS  EXERCISE PRICE OPTIONS  EXERCISE PRICE
                          -------    --------------   -------  -------------- -------  --------------
Outstanding at beginning
 of year................  180,000        $3.91        180,000      $3.29          --        $.00
  Granted...............  480,083(1)      9.46(1)(2)   35,000       6.25(1)   210,000       3.27(1)
  Exercised.............  180,000         3.91        (20,000)      3.03      (10,000)      3.00
  Forfeited.............      --           --         (15,000)      3.13      (20,000)      3.00
                          -------        -----        -------      -----      -------       ----
Outstanding at end of
 year...................  480,083         9.46        180,000       3.91      180,000       3.29
                          =======        =====        =======      =====      =======       ====
Exerciseable at end of
 year...................   78,635         9.46         45,003       3.35          --         --

--------
(1) Weighted average grant date fair value of options granted during the year

(2) The Options have exercise prices and become exercisable in four installments upon the following dates, subject to the optionee's continued employment by the Company on each vesting date installments: (i) 25% of the number of shares vest immediately with an adjusted exercise price of $8.15, (ii) 25% of the number of shares vest November 10, 1998 with an adjusted exercise price of $8.97, (iii) 25% of the number of shares vest November 10, 1999 with an adjusted exercise price of $9.86 and (iv) 25% of the number of shares vest November 10, 2000 with an adjusted exercise price of $10.85. As a result of the Company's payment of an extraordinary cash dividend to the Company's shareholders, the exercise price of each of the Options has been adjusted in accordance with Section 7.13 of the Plan.

                                 CHEROKEE INC.

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

15. SUBSEQUENT EVENT

  On March 3, 1998, the Company announced the resignation of Patricia Warren as President of the Company. She will continue to work with the Company through 1998 in selected special projects. Mr. Margolis will assume Ms. Warren's responsibilities until a new president is chosen.

  On April 6, 1998, the Company announced that its Board of Directors had declared a cash dividend of $0.50 per share to be distributed on May 1, 1998 to the Company's shareholders of record on the close of business on April 17, 1998. Assuming the Company's cash position continues to be favorable, the Company intends to maintain a quarterly cash dividend of $0.25 per share for the balance of the fiscal year ending January 30, 1999; however, the declaration of such dividends remains subject to the discretion of the Company's Board.

                                 CHEROKEE INC.

                                 CHEROKEE INC.

          SCHEDULE II VALUATIONS AND QUALIFYING ACCOUNTS AND RESERVES

                                       CHARGED/
                         BALANCE AT  (CREDITED) TO CHARGED TO                BALANCE AT
                          BEGINNING    COSTS AND      OTHER                      END
     DESCRIPTION          OF PERIOD    EXPENSES     ACCOUNTS   DEDUCTIONS     OF PERIOD
     -----------         ----------- ------------- ----------- ----------    -----------
DEDUCTED FROM ASSETS TO
 WHICH THEY APPLY:
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS
  Year ended Jan 31,
   1998................. $       --   $      --    $       --  $      --     $       --
  Year ended May 31,
   1997................. $   591,000  $ (112,000)  $       --  $  479,000(1) $       --
  Year ended June 1,
   1996................. $ 1,006,000  $  112,000   $       --  $  527,000(1) $   591,000
  Year ended June 3,
   1995................. $ 2,885,000  $1,602,000   $       --  $3,481,000(1) $ 1,006,000
INVENTORY RESERVE
  Year ended Jan 31,
   1998................. $       --   $      --    $       --  $      --     $       --
  Year ended May 31,
   1997................. $       --   $      --    $       --  $      --     $       --
  Year ended June 1,
   1996................. $ 6,011,000  $      --    $       --  $6,011,000    $       --
  Year ended June 3,
   1995................. $ 2,146,000  $3,865,000   $       --  $      --     $ 6,011,000
TAX VALUATION ALLOWANCE
  Year ended Jan 31,
   1998................. $ 6,458,000  $2,559,000   $ 2,041,000 $      --     $ 1,858,000
  Year ended May 31,
   1997................. $10,714,000  $2,408,000   $ 1,848,000 $      --     $ 6,458,000
  Year ended June 1,
   1996................. $19,901,000  $      --    $ 5,702,000 $3,485,000    $10,714,000
  Year ended June 3,
   1995................. $       --   $      --    $19,901,000 $      --     $19,901,000

--------
(1) Uncollectible accounts receivable written off against the allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 1998, which will be filed with the SEC no later than 120 days after the close of the Eight Months Fiscal Period ended January 31, 1998. The following table sets forth information with respect to each of the Company's executive officers.

                 NAME, AGE AND               PRINCIPAL OCCUPATION FOR PAST FIVE YEARS;
       PRESENT POSITION WITH THE COMPANY                BUSINESS EXPERIENCE
       ---------------------------------     -----------------------------------------
Robert Margolis, 50                       Mr. Margolis was appointed Chairman of the Board
 Director, Chairman of the Board of       and Chief Executive Officer of the Company on
 Directors and Chief Executive Officer    May 5, 1995. Mr. Margolis was the co-founder of
                                          the Company's Apparel Division in 1981. He had
                                          been the Co-Chairman of the Board of Directors,
                                          President and Chief Executive Officer of the
                                          Company since June 1990 and became Chairman of
                                          the Board on June 1, 1993. Mr. Margolis resigned
                                          all of his positions with the Company on October
                                          31, 1993 and entered into a one-year consulting
                                          agreement with the Company. Since 1994 Mr.
                                          Margolis has been Chief Executive Officer and a
                                          Director of a privately owned company operates
                                          various textiles and apparel related
                                          enterprises, including a private label
                                          manufacturing operation. Wilstar's private label
                                          manufacturing operations were sold to an
                                          unrelated party in April 1997. Wilstar provides
                                          Mr. Margolis' services as Chief Executive
                                          Officer of the Company pursuant to the terms of
                                          a management agreement between the Company and
                                          Wilstar (the "Wilstar Management Agreement").
Patricia Warren, 51                       Ms. Warren has been employed by Cherokee since
 President                                May 1995 and became its President on June 21,
                                          1995. Ms. Warren resigned as President on March
                                          3, 1998, but will continue to work with the
                                          Company on selected projects through the end of
                                          1998. From October 1989 to May 1993 she was
                                          Senior Vice President and General Merchandise
                                          Manager of The Bon Marche, a division of
                                          Federated Department Stores. From May 1993 to
                                          May 1994, she was Executive Vice President,
                                          Merchandising for The Broadway Department
                                          Stores. From September 1994 until May 1995, she
                                          was an independent consultant to wholesalers and
                                          retailers.

                 NAME, AGE AND               PRINCIPAL OCCUPATION FOR PAST FIVE YEARS;
       PRESENT POSITION WITH THE COMPANY                BUSINESS EXPERIENCE
       ---------------------------------     -----------------------------------------
Carol Gratzke, 49                         Ms. Gratzke returned to Cherokee in November
 Chief Financial Officer                  1995 as its Chief Financial Officer. From August
                                          1986 to July 1994, she was the Controller and,
                                          for a portion of such period, the Chief
                                          Financial Officer of the Apparel & Uniform
                                          Divisions. From July 1994 to September 1995, she
                                          was Executive Vice President of Finance for a
                                          Los Angeles based apparel manufacturing company.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 1998, which will be filed with the SEC no later than 120 days after the close of the Eight Month Fiscal Period ended January 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 1998, which will be filed with the SEC no later than 120 days after the close of the Eight Month Fiscal Period ended January 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's Annual Meeting of Stockholders scheduled to be held on June 8, 1998, which will be filed with the SEC no later than 120 days after the close of the Eight Month Fiscal Period ended January 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K.

   (2) List of Financial Statement Schedules.

       II. Valuations and Qualifying Accounts and Reserves [included in the Financial Statements filed as Item 8 of Part II of this Form 10-K].

   (3) List of Exhibits.

       The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
   2.1   Plan of Reorganization of Cherokee Inc. as confirmed on December 14,
         1994 (incorporated by reference from Exhibit 2.1 to Cherokee Inc.'s
         Current Report on Form 8-K dated January 5, 1995).
   3.1   Amended and Restated Certificate of Incorporation of Cherokee Inc.
         (incorporated by reference from Exhibit 3.1 of Cherokee Inc.'s Form 10 dated April 24, 1995).
   3.2   Bylaws of Cherokee Inc. (incorporated by reference from Exhibit 3.2 of
         Cherokee Inc.'s Form 10 dated April 24, 1995).
   4.1   Financing Agreement dated as of December 23, 1994, between Cherokee
         Inc. and The CIT Group/Business Credit, Inc. (incorporated by reference from Exhibit 4.1 of Cherokee Inc.'s Form 10 dated April 24,
         1995).
   4.2   Amendment to Financing Agreement dated June 2, 1995 between Cherokee
         Inc. and The CIT Group/Business Credit Inc. (incorporated by reference from Exhibit 4.1 of Cherokee Inc.'s Form 10 dated April 24, 1995).
   4.3   Indenture, dated December 23, 1997, among SPELL C. LLC, as issuer, and
         Wilmington Trust Company, as trustee, with respect to the Zero Coupon
         Secured Notes.
   4.4   Security Agreement dated December 23, 1997, between SPELL C. LLC and
         Wilmington Trust Company.
  10.1   Form of Director Warrant (incorporated by reference from Exhibit 10.3 of Cherokee Inc.'s Form 10 dated April 24, 1995).
  10.2   Management Agreement dated as of May 4, 1995 between Cherokee Inc. and
         The Newstar Group Inc., d/b/a The Wilstar Group ("Wilstar")
         (incorporated by reference from Exhibit 10.5 of Cherokee Inc.'s Form
         10-K dated June 3, 1995).
  10.3   Option Agreement dated as of May 4, 1995 between Cherokee Inc. and
         Wilstar (incorporated by reference from Exhibit 10.5 of Cherokee
         Inc.'s Form 10-K dated June 3, 1995).
  10.4   Registration Rights Agreement dated as of May 4, 1995 between Cherokee
         Inc. and Wilstar (incorporated by reference from Exhibit 10.6 of
         Cherokee Inc.'s Form 10-K dated June 3, 1995).
  10.5   Amendment No. 1 to the Non-Qualified Stock Option Agreement dated
         October 30, 1995. (incorporated herein by reference from Exhibit 10.7 of Cherokee Inc.'s Form 10-K dated June 1, 1996).
  10.6   Amendment No. 2 to the Non-Qualified Stock Option Agreement dated
         March 23, 1996. (incorporated herein by reference from Exhibit 10.7 of
         Cherokee Inc.'s Form 10-K dated June 1, 1996).
  10.7   Amendment No. 1 to the Revised and Restated Wilstar Management
         Agreement dated April 26, 1996. (incorporated herein by reference from
         Exhibit 10.7 of Cherokee Inc.'s Form 10-K dated June 1, 1996).
  10.8   Asset Purchase Agreement dated July 17, 1995 between Cherokee Inc. and
         Strategic Partners, Inc. (incorporated herein by reference from
         Exhibit 2.1 to Cherokee Inc.'s Current Report on Form 8-K dated August
         10, 1995).
  10.9   Stock Purchase Agreement dated July 28, 1995 between Cherokee Inc. and
         Axicom Capital Group (incorporated by reference from Exhibit 10.8 of
         Cherokee Inc.'s Form 10-K dated June 3, 1995).
  10.10  License Agreement between Cherokee Inc. and Target Stores, a division of Dayton-Hudson Corporation, dated August 15, 1995 (incorporated by reference from Exhibit 10.9 of Cherokee Inc.'s Form 10-K dated June 3,
         1995).

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  10.11  Amendment No. 2 to the Revised and Restated Wilstar Management
         Agreement dated July 21, 1997 (incorporated by reference from Exhibit
         10.11 of Cherokee Inc.'s Form 10-K dated May 31, 1997).
  10.12  Amendment No. 3 to the Revised and Restated Wilstar Management
         Agreement dated July 21, 1997 (incorporated by reference from Exhibit
         10.12 of Cherokee Inc.'s Form 10-K dated May 31, 1997).
  10.13  Plan for Compensation in Lieu of Cash Dividends, dated January 15,
         1997 (incorporated by reference from Exhibit 10.13 of Cherokee Inc.'s
         Form 10-K dated May 31, 1997).
  10.14  Agreement of Purchase and Sale of Trademarks and Licenses between
         Cherokee Inc. and Sideout Sport, Inc. dated November 7, 1997
         (incorporated by reference from Exhibit 2.1 of Cherokee Inc.'s Current
         Report on Form 8-K dated November 7, 1997).
  10.15  License Agreement between Cherokee Inc. and Dayton Hudson Stores dated
         November 12, 1997 (incorporated by reference from Exhibit 10.1 of
         Cherokee Inc.'s Current Report on Form 8-K dated November 7, 1997).
  10.16  Note Purchase Agreement dated December 23, 1997, between SPELL C. LLC and the purchasers listed on the signature pages thereto.
  10.17  Trademark Purchase and License Assignment Agreement dated December 23,
         1997 between SPELL C. LLC and Cherokee Inc.
  10.18  Administrative Services Agreement dated December 23, 1997, between
         SPELL C. LLC and Cherokee Inc.
  10.19  Limited Liability Company Agreement of SPELL C. LLC dated as of
         December 23, 1997, between SPELL C. LLC and Cherokee Inc.
  16.1   Letter of Ernst & Young L.L.P. regarding change in accountants
         (incorporated herein by reference from Exhibit 16.1 to Cherokee Inc.'s
         Current Report on Form 8-K dated June 5, 1995).
  21.1   Subsidiaries of Cherokee Inc.
  23.1   Consent of Independent Auditors dated April 20, 1998.
  27.1   Article 5 of Regulation S-X--Financial Data Schedule

(b) Reports on Form 8-K.

  On December 23, 1997, the Company filed a report on Form 8-K regarding (1) the Board of Director's declaration of the January 15, 1998 cash dividend of $5.50, (2) the completion of a leveraged recapitalization and (3) the change in the Company's fiscal year end.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHEROKEE INC.

                                                /s/ Robert Margolis
                                          By-----------------------------------
                                               Robert Margolis
                                               Chairman and Chief Executive
                                               Officer

                                          Date: April 20, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert Margolis            Chairman and Chief Executive      April 20, 1998
-----------------------------  Officer and Director
 Robert Margolis

/s/ Carol Gratzke              Chief Financial Officer/Chief     April 20, 1998
-----------------------------  Accounting Officer
 Carol Gratzke

/s/ Timothy Ewing              Director                          April 20, 1998
-----------------------------
 Timothy Ewing

/s/ Keith Hull                 Director                          April 20, 1998
-----------------------------
 Keith Hull

/s/ Douglas Weitman            Director                          April 20, 1998
-----------------------------
 Douglas Weitman

/s/ Jess Ravich                Director                          April 20, 1998
-----------------------------
 Jess Ravich

/s/ Avi Dan                    Director                          April 20, 1998
-----------------------------
 Avi Dan

                                      28