Form 10-Q
period 1998-05-02
CHEROKEE INC
filed 1998-06-02
CIK 844161

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended May 2, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From _____________________ to __________________.

                         Commission file number 0-18640
                                                -------

                                 CHEROKEE INC.
                                 -------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

           Delaware                                     95-4182437
           --------                                     ----------
(State or other jurisdiction of             (IRS employer identification number)
 Incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                         91406
---------------------------------                         -----
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code  (818) 908-9868
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court. Yes  X   No
               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at May 2, 1998
                -----                          --------------------------
Common Stock, $.02 par value per share                 8,695,428

                                 CHEROKEE INC.
                                 -------------

                                     INDEX


  PART 1.   FINANCIAL INFORMATION

     ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets
       May 2, 1998 and January 31, 1998

     Consolidated Statements of Operations
       Three Months ended May 2, 1998 and
       May 3, 1997

     Consolidated Statements of Cash Flow
       Three months ended May 2, 1998 and
       May 3, 1997

     Notes to Consolidated Financial Statements


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     ITEM 2.  CHANGES IN SECURITIES

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON 8-K

                                 CHEROKEE INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    May 2, 1998       January 31, 1998
                                                                -------------------   -----------------
Assets
Current assets:
  Cash and cash equivalents                                     $         7,896,000    $      10,275,000
  Receivables, net                                                        4,596,000            2,347,000
  Inventories                                                                45,000               45,000
  Other current assets                                                      196,000              220,000
                                                                -------------------    -----------------
Total current assets                                                     12,733,000           12,887,000

Deferred tax asset                                                        6,224,000            7,576,000
Asset held for sale                                                               -                    -
Notes receivable                                                                  -                    -
Securitization fees                                                       1,166,000            1,218,000
Trademarks and other assets                                               2,808,000            2,790,000
                                                                -------------------    -----------------
Total assets                                                    $        22,931,000    $      24,471,000
                                                                ===================    =================

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued expenses                         $           480,000    $         645,000
  Other accrued liabilities                                                 936,000              522,000
  Notes payable                                                           6,750,000            6,525,000
                                                                -------------------    -----------------
Total current liabilities                                                 8,166,000            7,692,000

Other liabilities                                                           750,000              750,000
Notes Payable - long term                                                41,450,000           41,675,000

Stockholders' Deficit:
Common stock, $.02 par value, 20,000,000 shares authorized,
  8,695,428 and 8,612,657 shares issued and outstanding
  May 2, 1998 and at January 31, 1998, respectively                         174,000              173,000
Additional paid-in capital                                              (27,222,000)         (23,806,000)
Note receivable from stockholder                                         (2,044,000)          (2,013,000)
Retained earnings                                                         1,657,000                    -
                                                                -------------------    -----------------
Stockholders' deficit                                                   (27,435,000)         (25,646,000)
                                                                -------------------    -----------------
Total liabilities and stockholders' deficit                     $        22,931,000    $      24,471,000
                                                                ===================    =================

  See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Three months ended
                                                                     May 2, 1998          May 3, 1997
                                                                 ---------------------------------------

Royalty revenues                                                 $         5,296,000   $       2,175,000


Selling, general and administrative expenses                               1,240,000             997,000
                                                                 -------------------   -----------------
Operating income                                                           4,056,000           1,178,000

Other income (expenses) :
Interest expense                                                            (863,000)                  -
Investment and Interest income                                               186,000             138,000
Gain on Sale of Assets                                                             -             119,000
Other                                                                              -              75,000
                                                                 -------------------   -----------------
Total other income (expenses), net                                          (677,000)            332,000

Income before income taxes                                                 3,379,000           1,510,000

Income tax provision                                                       1,352,000                   -
                                                                 -------------------   -----------------
Net income                                                       $         2,027,000   $       1,510,000
                                                                 ===================   =================

Basic earnings per share                                         $              0.23   $            0.20
                                                                 -------------------   -----------------
Diluted earnings per share                                       $              0.23   $            0.18
                                                                 -------------------   -----------------
Weighted average shares outstanding
 Basic                                                                     8,626,452           7,743,313
                                                                 ===================   =================
 Diluted                                                                   8,657,353           8,173,073
                                                                 ===================   =================

  See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Three months ended
                                                                  May 2, 1998             May 3, 1997
                                                                 ---------------------------------------
Operating activities
Net income                                                       $         2,027,000   $       1,510,000

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                               8,000               6,000
   Amortization of goodwill and trademarks                                    69,000                   -
   Amortization of discount on note receivable                                     -             (31,000)
   Amortization of securitization fees and debt discount                     915,000                   -
   Change in deferred taxes                                                1,352,000
   Interest income on note receivable from stockholder                       (30,000)                  -
   Changes in current assets and liabilities:
    Increase in accounts receivable                                       (2,249,000)            (21,000)
    Increase in inventories                                                        -              (1,000)
    Decrease in other current assets                                          24,000              23,000
    Decrease in accounts payable and accrued liabilities                    (614,000)           (155,000)
                                                                 -------------------   -----------------
Net cash provided by operating activities                                  1,502,000           1,331,000

Investing activities
Repayment on note receivable from stockholder                                      -             150,000
Proceeds from sale of assets held for sale                                         -           3,576,000
Purchase trademarks and other assets                                         (96,000)           (121,000)
                                                                 -------------------   -----------------
Net cash (used in) provided by investing activities                          (96,000)          3,605,000

Financing activities
Cash distributions                                                        (4,348,000)         (1,075,000)
Proceeds from exercise of stock options                                      563,000              55,000
Proceeds from exercise of warrants                                                 -              13,000
Net cash used in financing activities                                     (3,785,000)         (1,007,000)
                                                                 -------------------   -----------------

(Decrease) increase in cash and cash equivalents                          (2,379,000)          3,929,000
Cash and cash equivalents at beginning of period                          10,275,000           3,139,000
                                                                 -------------------   -----------------
Cash and cash equivalents at end of period                       $         7,896,000   $       7,068,000
                                                                 ===================   =================

Total paid during period:
     Income taxes                                                $                 -   $          64,000
     Interest                                                    $                 -   $               -
Non-cash transactions:
     Utilization of pre-bankruptcy NOL
       carryforwards                                             $                 -   $       1,727,000


  See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MAY 2, 1998 AND JANUARY 31, 1998

(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements for the three months ended May 2, 1998 and May 3, 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, and certain reclassifications from prior quarter, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 31, 1998 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended May 2, 1998 are not necessarily indicative of the results to be expected for the fiscal year ended January 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the eight month period ended January 31, 1998 (the "Form 10-K").

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation ("Spell C"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Earnings per Share Computation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for the eight month period ended January 31, 1998, and has restated earnings per common share for all periods presented in accordance with the new standard. Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings per common share assuming dilution is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options are excluded from the computation when their effect is antidilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the quarters ended May 2, 1998 and May 3, 1997:

                                            1998              1997
                                            ____              ____
Numerator:

Net income-numerator for net income
per common share and net income per
common share assuming dilution            $2,027,000        $1,510,000


Denominator:

Denominator for net income per
common share-weighted average shares       8,626,452         7,743,313

Effect of dilutive securities:

Stock options                                 30,901           429,760

Denominator for net income per
common share, assuming dilution:

Adjusted weighted average shares
and assumed conversions                    8,657,353         8,173,073

Common shares related to stock options that are antidilutive amounted to approximately 240,042 and zero for the quarters ended May 2, 1998 and May 3, 1997, respectively.

(3)  Year 2000 Compliance
     --------------------

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

(4)  New Accounting Standards
     ------------------------

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which changes current practice and established a new framework, referred to as the "management" approach, on which to base segment reporting. The management approach requires that management identify the "operating segments" based on the way that management disaggregates the entity for internal operating decisions. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and is not required for interim statements in the first year of adoption. Management believes that the adoption of this new standard will not have any material impact on the Company's financial position or results of operations because the Company does not have operating segments.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income components which under GAAP bypass the income statement and are reported in the balance sheet as a separate component of equity. For the quarters ended May 2, 1998 and May 3, 1997, the Company had no other comprehensive income components as defined in SFAS No. 130.

(5)  Long-Term Debt
     --------------

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

                        Maturity Schedule of Secured Notes

                                                              FACE VALUE
         1999 .............................................  $ 6,750,000
         2000 .............................................    9,000,000
         2001 .............................................   10,125,000
         2002 .............................................   10,500,000
         2003 .............................................   10,500,000
         Thereafter .......................................   13,125,000
                                                             -----------
              Total .......................................   60,000,000
         Less unamortized Note Discount ...................   11,800,000
                                                             -----------
                                                              48,200,000
         Less current portion of long term debt ...........    6,750,000
                                                             -----------
         LONG TERM OBLIGATION .............................  $41,450,000

(6)        Significant Events
           ------------------

On March 3, 1998, the Company announced the resignation of Patricia Warren as President of the Company. She will continue to work with the Company through 1998 in selected special projects. Mr. Margolis will assume Ms. Warren's responsibilities until a new president is chosen.

On April 6, 1998, the Company' Board of Directors declared a cash dividend of $0.50 per share to be distributed on May 1, 1998 to the Company's shareholders of record on the close of business on April 17, 1998. Assuming the Company's cash position continues to be favorable, the Company intends to maintain a quarterly cash dividend of $0.25 per share for the balance of the fiscal year ending January 30, 1999; however, the declaration of such dividends remains subject to the discretion of the Company's Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns. The Company is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. The Company and its wholly-owned subsidiary, SPELL C. LLC ("Spell C"), hold several trademarks including Cherokee(TM), Sideout(TM), Sideout Sport(TM), King of the Beach(TM) and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit and a "Casual American" lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent a beach-oriented, active, "Ca1ifornia" lifestyle, were acquired by the Company in November 1997.

The Company's operating strategy emphasizes retail direct, wholesale and international licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. The Company's license agreements generally provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and the Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of May 2, 1998, the Company had 25 continuing license agreements for the Company's various trademarks, covering both domestic and international markets. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard. In November 1997 the Company reaffirmed its relationship with Target Stores, a division of Dayton Hudson Corporation ("Target"), by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target is obligated to pay a royalty based upon a percentage of its net sales of Cherokee brand products, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement.

As previously discussed in some detail in the Company's Form 10-K for the transition period from June 1, 1997 to January 31, 1998 (the "Form 10-K"), in December 1997 the Company completed a series of transactions whereby it sold its rights to the Cherokee brand and related trademarks in the United States to Spell C, its wholly-owned subsidiary, and also assigned to Spell C its rights in the Amended Target Agreement. In return the Company received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the "Secured Notes"), which yield 7.0% interest per annum, amortize quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the Untied States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes ($60.0 million) equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement ($60.0 million).

RESULTS OF OPERATIONS

Net revenues for the three months ended May 2, 1998 (the "First Quarter") were $5,296,000, in comparison to net revenues for the three months ended May 3, 1997, which were $2,175,000. Revenues for both periods were generated 100% through the licensing of the Company's trademarks. For the quarters ended May 2, 1998 and May 3, 1997, royalty revenues of $4,456,000 and $1,677,000 were recognized from Target Stores, which accounts for 84% and 77% of total revenues, respectively. The increase in revenues is due to the expansion by Target Stores of the Cherokee mark over a broader range of categories, including men's and boys' apparel, women's intimate apparel and certain accessory categories. All of the $4,456,000 of the Target revenues went into the collection account for the Secured Notes.

Selling, general, and administrative expenses for the First quarter were $1,240,000 or 23% of net revenues. In comparison, net selling, general and administrative expenses were $997,000 or 46% of net revenues during the three months ended May 3, 1997. In the First Quarter, selling, general and administrative expenses increased mainly due to expenses of approximately $70,000 in amortization of the Cherokee trademarks, $100,000 in salaries for additional marketing staff hired to intensify the Company's domestic and international efforts to negotiate contracts and $50,000 in amortization of the securitization fees, which were incurred by Spell C., the Company's wholly-owned subsidiary, in completing the recapitalization.

During the First Quarter, the Company's interest expense was $863,000 and its investment and interest income was $186,000. The interest expense is attributable to the Secured Notes.

LIQUIDITY AND CAPITAL RESOURCES

On May 2, 1998, the Company had $7,896,000 in cash and cash equivalents. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

During the First Quarter, net cash provided by operations was $1,502,000, net cash used in investing activities was $96,000 and net cash used in financing activities was $3,785,000, which represented the net from the proceeds received from the exercise of options and the cash dividend distribution, which was paid on May 1, 1998.

INFLATION AND CHANGING PRICES

Inflation has not had a significant effect on the Company's operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

   This Form 10-Q contains certain forward-looking statements, including without limitation, statements containing the words, "believes," "anticipates," "estimates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, restrictions on distributions by Spell C, uncertainty regarding the Sideout brand, competition, dependence on a single licensee, dependence on intellectual property rights, and other factors referenced in this Form 10-Q and/or discussed further in the Company's Form 10-
K. The forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in conjunction with the risk factors listed in the Company's Form 10-K under "Certain Business Considerations and Risk Factors." Given the known and unknown risks and uncertainties, undue reliance should not be placed on the forward-looking statements contained herein. In addition, the Company disclaims any intent or obligation to update any of the forward-looking statements contained herein to reflect future events and developments.


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

ITEM 2.  Changes in Securities
         ---------------------

   None.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

   Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

   The Company did not submit any matters to a vote of holders of Common Stock during the First Quarter ended May 2, 1998.

ITEM 5.  Other Information
         -----------------

   None.

ITEM 6.  Exhibits and Reports on 8-K
         ---------------------------

   The Company filed no reports on Form 8-K during the First Quarter ended May 2, 1998.

List of Exhibits

Exhibit Number     Description of Exhibit
--------------     ----------------------

3.1                Amendment to Section 1 of Article 2 of the
                   By-laws of Cherokee Inc. dated May 1, 1998.

27.1               Article 5 of Regulation S-X-Financial Data Schedule - 1998

27.2               Article 5 of Regulation S-X-Financial Data Schedule - 1997

27.3               Article 5 of Regulation S-X-Financial Data Schedule - 1996

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    June 2, 1998


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