Form 10-Q
period 1998-08-01
CHEROKEE INC
filed 1998-09-09
CIK 844161

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended August 1, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From _____________________ to __________________.

                         Commission file number 0-18640
                                                -------

                                 CHEROKEE INC.
                                 -------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

          Delaware                                      95-4182437
          --------                                      ----------
(State or other jurisdiction of             (IRS employer identification number)
Incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                         91406
---------------------------------                         -----
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code       (818) 908-9868
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court. Yes  X    No
               ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at September 2, 1998
                -----                       --------------------------------
Common Stock, $.02 par value per share                 8,705,428

                                 CHEROKEE INC.
                                 -------------

                                     INDEX


  PART 1.   FINANCIAL INFORMATION

     ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets
       August 1, 1998 and January 31, 1998

     Consolidated Statements of Operations
       Three Months and Six Months ended August 1, 1998 and
       August 2, 1997

     Consolidated Statements of Cash Flow
       Three months and Six Months ended August 1, 1998 and
       August 2, 1997

     Notes to Consolidated Financial Statements


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     ITEM 2.  CHANGES IN SECURITIES

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON 8-K

                                 CHEROKEE INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               UNAUDITED
                                                                             AUGUST 1, 1998           JANUARY 31, 1998
                                                                           ------------------       --------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $       9,521,000        $      10,275,000
  Receivables, net                                                                 5,320,000                2,347,000
  Inventories                                                                         45,000                   45,000
  Other current assets                                                               257,000                  220,000
                                                                           -----------------        -----------------
Total current assets                                                              15,143,000               12,887,000

Deferred tax asset                                                                 4,935,000                7,576,000
Asset held for sale                                                                        -                        -
Notes receivable                                                                           -                        -
Securitization fees                                                                1,115,000                1,218,000
Trademarks and other assets                                                        2,872,000                2,790,000
                                                                           -----------------        -----------------
Total assets                                                               $      24,065,000        $      24,471,000
                                                                           =================        =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                    $          87,000        $         645,000
  Other accrued liabilities                                                        1,044,000                  522,000
  Notes payable                                                                    9,000,000                6,525,000
                                                                           -----------------        -----------------
Total current liabilities                                                         10,131,000                7,692,000

Other liabilities                                                                    750,000                  750,000
Notes Payable - long term                                                         38,609,000               41,675,000

STOCKHOLDERS' DEFICIT:
Common stock, $.02 par value,20,000,000 shares authorized,
  8,705,428 and 8,612,657 shares issued and outstanding at
  August 1, 1998 and at January 31, 1998, respectively                               174,000                  173,000
Additional paid-in capital                                                       (23,526,000)             (23,806,000)
Note receivable from stockholder                                                  (2,073,000)              (2,013,000)
Retained earnings                                                                                                   -
                                                                           -----------------        -----------------
Stockholders' deficit                                                            (25,425,000)             (25,646,000)
                                                                           -----------------        -----------------
Total liabilities and stockholders' deficit                                $      24,065,000        $      24,471,000
                                                                           =================        =================


See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                               THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                     ----------------------------------------    ----------------------------------
                                                       AUGUST 1, 1998        AUGUST 2, 1997       AUGUST 1, 1998     AUGUST 2, 1997
                                                     ------------------    ------------------    ----------------    --------------
Royalty revenues                                        $6,124,000            $2,331,000           $11,420,000        $4,506,000
Selling, general and administrative expenses             2,258,000             1,038,000             3,498,000         2,034,000
                                                        ----------            ----------           -----------        ----------
Operating income                                         3,866,000             1,293,000             7,922,000         2,472,000
Other income (expenses):
Interest expense                                          (766,000)                    -            (1,629,000)                -
Investment and Interest income                             124,000               116,000               310,000           254,000
Gain on Sale of Assets                                           -               101,000                     -           219,000
Other                                                            -                     -                     -            75,000
                                                        ----------            ----------           -----------        ----------
Total other income (expenses), net                        (642,000)              217,000            (1,319,000)          548,000
Income before income taxes                               3,224,000             1,510,000             6,603,000         3,020,000
Income tax provision (benefit)                           1,290,000              (771,000)            2,641,000          (771,000)
                                                        ----------            ----------           -----------        ----------
Net income                                              $1,934,000            $2,281,000           $ 3,962,000        $3,791,000
                                                        ==========            ==========           ===========        ==========
Basic earnings per share                                $     0.22            $     0.29           $      0.46             $0.49
                                                        ----------            ----------           -----------        ----------
Diluted earnings per share                              $     0.22            $     0.27           $      0.45             $0.45
                                                        ----------            ----------           -----------        ----------
Weighted average shares outstanding
 Basic                                                   8,697,095             7,749,146             8,661,773         7,746,230
                                                        ==========            ==========           ===========        ==========
 Diluted                                                 8,794,740             8,350,290             8,762,321         8,347,374
                                                        ==========            ==========           ===========        ==========

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                      SIX MONTHS ENDED
                                                                     --------------------------------------------------
                                                                        AUGUST 1, 1998               AUGUST 2, 1997
                                                                     --------------------        ----------------------

OPERATING ACTIVITIES
Net income                                                               $ 3,962,000                   $ 3,791,000

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                              16,000                        13,000
   Amortization of goodwill and trademarks                                   137,000                             -
   Amortization of securitization fees
        and debt discount                                                  1,670,000                             -
   Change in deferred taxes                                                2,641,000                      (926,000)
   Interest income on note receivable from stockholder                       (60,000)                            -
   Changes in current assets and liabilities:
    Increase in accounts receivable                                       (2,973,000)                      (24,000)
    Decrease in inventories                                                        -                        32,000
    (Increase) decrease in other current assets                              (37,000)                       10,000
    (Decrease) increase in accounts payable and accrued liabilities          (36,000)                       62,000
                                                                         -----------                   -----------
Net cash provided by operating activities                                  5,320,000                     2,958,000


INVESTING ACTIVITIES
Repayment on note receivable from stockholder                                      -                       144,000
Proceeds from sale of assets held for sale                                         -                     3,576,000
Collection of notes receivable                                                     -                     1,961,000
Purchase trademarks and other assets                                        (144,000)                     (179,000)
                                                                         -----------                   -----------
Net cash (used in) provided by investing activities                         (144,000)                    5,502,000

FINANCING ACTIVITIES
Cash distributions                                                        (4,348,000)                   (2,529,000)
Proceeds from exercise of stock options                                      668,000                       110,000
Payment on Notes                                                          (2,250,000)                            -
Proceeds from exercise of warrants                                                 -                        39,000
                                                                         -----------                   -----------
Net cash used in financing activities                                     (5,930,000)                   (2,380,000)
                                                                         -----------                   -----------

(Decrease) increase in cash and cash equivalents                            (754,000)                    6,080,000
Cash and cash equivalents at beginning of period                          10,275,000                     3,139,000
                                                                         -----------                   -----------
Cash and cash equivalents at end of period                               $ 9,521,000                   $ 9,219,000
                                                                         ===========                   ===========

Total paid during period:
     Income taxes                                                        $         -                   $    64,000
     Interest                                                            $    62,000                   $         -
Non-cash transactions:
     Utilization of pre-bankruptcy NOL
       carryforwards                                                     $         -                   $ 1,727,000
     Declaration of Dividend                                             $ 2,176,000                   $         -

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 1, 1998 AND JANUARY 31, 1998

(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements for the six months ended August 1, 1998 and August 2, 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, and certain reclassifications from prior quarter, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 31, 1998 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the six months ended August 1, 1998 are not necessarily indicative of the results to be expected for the fiscal year ended January 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the eight-month period ended January 31, 1998 (the "Form 10-K").

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Significant Transactions
     ------------------------

During the three months ended August 1, 1998, Cherokee entered into new non-exclusive retail direct licensing agreements for the Sideout brand with (1) Dayton Hudson Corporation for the Mervyns' stores, (2) Uptons, Inc. and (3) Gart Bros. Sporting Goods & Sportmart. Although the terms of the agreements vary, all three agreements cover a broad range of categories of merchandise, including women's, men's and children's activewear, bags, hats and other accessory items. The Company also entered into a wholesale licensing agreement for the Sideout brand with Genender International Inc. The agreement is for three years and includes watches and related time products. In order to maximize the Company's retail direct licensing strategy, the Company completed the planned termination of four of the existing wholesale licensing agreements for the Sideout brand, which the Company acquired in the Sideout trademarks purchase in November 1997.

The master licensee in Japan for the Cherokee brand, Vantex Inc., has filed for protection under Japan's bankruptcy laws. Cherokee has entered into interim licensing agreements, on terms substantially similar to the master license agreement, with the existing sub-licensees, Takaya, Sanmoto, Okudo and Takaishi, until such time as a new master license agreement is signed.

As of August 1, 1998, the Company had 24 continuing license agreements for the Company's various trademarks, covering both domestic and international markets.

On June 8, 1998, the Company' Board of Directors declared a cash dividend of $0.25 per share to be distributed on August 3, 1998 to the Company's shareholders of record on the close of business on July 15, 1998. Assuming the Company's cash position continues to be favorable, the Company intends to maintain a quarterly cash dividend of $0.25 per share for the balance of the fiscal year ending January 30, 1999; however, the declaration of such dividends remains subject to the discretion of the Company's Board of Directors.

(3)  Summary of Significant Accounting Policies
     ------------------------------------------

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three and six months ended August 1, 1998 and August 2, 1997:

                                           1998                      1997
                                  3 Months     6 Months     3 Months     6 Months
                                 ----------   ----------   ----------   ----------
Numerator:
Net income-numerator for
net income per common share
and net income per common
share assuming dilution          $1,934,000   $3,962,000   $2,281,000   $3,791,000

Denominator:
Denominator for net income
Per common share-weighted
average shares                    8,697,095    8,661,773    7,749,146    7,746,230

Effect of dilutive securities:
Stock options                        97,645      100,548      601,144      601,144

Denominator for net income
per common share, assuming
dilution: Adjusted weighted
average shares and assumed
conversions                       8,794,740    8,762,321    8,350,290    8,347,374

Common shares related to stock options that are antidilutive amounted to zero for the quarters ended August 1, 1998 and August 2, 1997, respectively.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

(5)  Long Term Debt
     --------------

In September 1997, the Company's Board authorized Libra Investments, Inc. ("Libra") to explore ways to maximize shareholder value, including a recapitalization or sale of the Company. On December 23, 1997, the Company completed the recapitalization described below and publicly announced that it would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998.

As part of the recapitalization, the Company, in exchange for the proceeds from the Secured Notes (as defined below), sold to its wholly-owned subsidiary, Spell C, all its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in an amended licensing agreement (the "Amended Target Agreement") with Target Stores, a division of Dayton Hudson Corporation ("Target"). Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are secured by the Amended Target Agreement and the domestic Cherokee brand name and trademarks. The Secured Notes indenture (the "Indenture") requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the Indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million per year for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million per year for each of the four fiscal years ending January 31, 2001 through 2004, therefore, the aggregate scheduled amortization under the Secured Notes ($60.0 million) equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement ($60.0 million). Of the $9,657,000 in royalty revenues received from Target pursuant to the Amended Target Agreement during the six months ended August 1, 1998, $6,714,000 was deposited into the collection account for the Secured Notes.


Maturity Schedule of Secured Notes is as follows:

     AS OF:                                                         FACE VALUE
     August 1, 1999 .............................................  $ 9,000,000
     August 1, 2000 .............................................    9,375,000
     August 1, 2001 .............................................   10,500,000
     August 1, 2002 .............................................   10,500,000
     August 1, 2003 .............................................   10,500,000
               Thereafter .......................................    7,875,000
                                                                   -----------
                    Total .......................................   57,750,000
               Less unamortized Note Discount....................   10,141,000
                                                                   -----------
                                                                    47,609,000
               Less current portion of long term debt ...........    9,000,000
                                                                   -----------
               LONG TERM OBLIGATION .............................  $38,609,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns. The Company is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. The Company and its wholly-owned subsidiary, SPELL C. LLC ("Spell C"), hold several trademarks including Cherokee, Sideout, Sideout Sport, King of the Beach and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit and a "Casual American" lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent a beach-oriented, active, "Ca1ifornia" lifestyle, were acquired by the Company in November 1997.

The Company's operating strategy emphasizes retail direct, wholesale and international licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. The Company's license agreements generally provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and the Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of August 1, 1998, the Company had 24 continuing license agreements for the Company's various trademarks, covering both domestic and international markets. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard. In November 1997 the Company reaffirmed its relationship with Target Stores, a division of Dayton Hudson Corporation ("Target"), by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target is obligated to pay a royalty based upon a percentage of its net sales of Cherokee brand products, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement.

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

RESULTS OF OPERATIONS

Net revenues for the six months ended August 1, 1998 (the "Six Months") and the three months ended August 1, 1998 (the "Second Quarter") were $11,420,000 and $6,124,000, respectively, in comparison to net revenues for the six months and three months ended August 2, 1997 of $4,506,000 and $2,331,000, respectively. Revenues for both periods were generated 100% through the licensing of the Company's trademarks. For the Six Months and for the comparable period ended August 2, 1997, royalty revenues of $9,657,000 and $3,438,000 were recognized from Target, which accounts for 85% and 76% of total revenues, respectively. The increase in revenues is due to the expansion by Target of the Cherokee mark over a broader range of categories, including men's and boys' apparel, women's intimate apparel and certain accessory categories. $6,714,000 of the $9,657,000 of the Target's royalty revenues were deposited into the collection account for the Secured Notes.

Selling, general, and administrative expenses for the Six Months and Second Quarter were $3,498,000 and $2,258,000 or 31% and 37% of net revenues. In comparison, net selling, general and administrative expenses were $2,034,000 and $1,038,000 or 45% and 44% of net revenues during the six months and three months ended August 2, 1997. In the Six Months, selling, general and administrative expenses increased mainly due to expenses of approximately $137,000 in amortization of the Company's trademarks, $130,000 in salaries for additional marketing staff hired to intensify the Company's domestic and international efforts to negotiate contracts, $103,000 in amortization of the securitization fees, which were incurred by Spell C., the Company's wholly-owned subsidiary, in completing the recapitalization and $924,000 in management bonus accrual.

During the Six Months and Second Quarter, the Company's interest expense was $1,629,000 and $766,000, respectively and its investment and interest income was $310,000 and $124,000, respectively. The interest expense is attributable to the Secured Notes.

During the Six Months and Second Quarter, the Company's net income was $3,962,000 and $1,934,000, respectively, whereas for the similar periods ended August 2, 1997, net income was $3,791,000 and $2,281,000, respectively. For the Six Months, the Company booked for GAAP purposes a tax provision of $2,641,000, which amount was offset against the Company's deferred tax asset account.

LIQUIDITY AND CAPITAL RESOURCES

On August 1, 1998, the Company had $9,521,000 in cash and cash equivalents. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

During the Six months, net cash provided by operations was $5,320,000, net cash used in investing activities was $144,000 and net cash used in financing activities was $5,930,000, which represented the net from the proceeds received from the exercise of options, the quarterly payment on the Secured Notes and the cash dividend distributions, which were paid during the Six Months.

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

Because the Company's primary business is marketing and licensing its trademarks, the Company has only modest information technology requirements and resources, none of which is critical to the Company's day to day operations. Based on a recent assessment of the Company's computer hardware and software, it has been determined that more than 95% of the Company's hardware and software systems are either currently Year 2000 compliant or have an existing upgrade available from the software vendor that is Year 2000 compliant. All systems that are not currently Year 2000 compliant will either be upgraded to be Year 2000 compliant or replaced with alternative systems that are Year 2000 compliant over the next eighteen months. The Company expects the costs to upgrade or replace such systems will not exceed approximately $12,000.

The Company does not expect that the achievement of Year 2000 compliance by the Company will have a material impact on its financial condition or results of operations. However, the Company could be materially adversely effected if its significant licensees fail to adequately address and correct Year 2000 problems and such failures result in the interruption of royalty payments or lower royalty payments. The Company has no control over its licensees' Year 2000 compliance. The Company has contacted its most significant licensees in an effort to determine the status of their Year 2000 compliance efforts. The Company has received information that these licenses are in the process of evaluating the impact and assessing the potential problems of Year 2000 and they expect to be in compliance in a timely manner.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

   This Form 10-Q contains certain forward-looking statements, including without limitation, statements containing the words, "believes," "anticipates," "estimates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, restrictions on distributions by Spell C, uncertainty regarding the Sideout brand, competition, dependence on a single licensee, dependence on intellectual property rights, Year 2000 readiness, and other factors referenced in this Form 10-Q and/or discussed further in the Company's Form 10-K. The forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in conjunction with the risk factors listed in the Company's Form 10-K under "Certain Business Considerations and Risk Factors." Given the known and unknown risks and uncertainties, undue reliance should not be placed on the forward-looking statements contained herein. In addition, the Company disclaims any intent or obligation to update any of the forward-looking statements contained herein to reflect future events and developments.


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

ITEM 2.  Changes in Securities
         ---------------------

   None

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

   Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

   On June 8, 1998, the Company held its annual meeting of stockholders. At the meeting, all five directors on the board of directors were re-elected. The results of the voting was as follows: 7,996,112 votes for and 14,010 abstentions for directors Timothy Ewing, Douglas Weitman and Keith Hull, 7,995,922 votes for and 14,210 abstentions for director Jess Ravich and 7,995,921 votes for and 14,211 abstentions for director Robert Margolis. The Amendment to the 1995 Incentive Stock Option Plan (the "Amendment") was approved by the shareholders; 7,705,636 shares were voted for approval of the Amendment, 260,333 shares were voted against approval of the Amendment, 6,843 shares abstained from voting and 37,520 shares were broker non-votes.

ITEM 5.  Other Information
         -----------------

   New Securities and Exchange Commission ("SEC") rules regarding shareholder proposals became effective on June 29, 1998. Pursuant to these new rules, if the Company has not received notice on or before March 24, 1999 of any matter a shareholder intends to propose for a vote at the 1999 annual meeting of shareholders, then a proxy solicited by the board of directors may be voted on such matter in the discretion of the proxy holder, without discussion of the matter in the proxy statement soliciting such proxy and without such matter appearing as a separate matter on the proxy card. As previously disclosed in the Company's proxy statement for the annual meeting of shareholders held earlier this year on June 8, 1998, a shareholder who wishes to include a proposal and the shareholder's statement in support thereof in the Company's proxy statement must send such material in accordance with SEC rules to the Company at its principal executive offices for receipt no later than January 8, 1999.

ITEM 6.  Exhibits and Reports on 8-K
         ---------------------------

   The Company filed no reports on Form 8-K during the Six Months.



List of Exhibits


Exhibit Number     Description of Exhibit
--------------     ----------------------

27.1               Article 5 of Regulation S-X  Financial Data Schedule

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    September 8, 1998


                                          CHEROKEE INC.


                                          BY:  /S/ ROBERT MARGOLIS
                                               -------------------
                                               ROBERT MARGOLIS
                                               CHIEF EXECUTIVE OFFICER



                                          BY:  /S/ CAROL GRATZKE
                                               -----------------
                                               CAROL GRATZKE
                                               CHIEF FINANCIAL OFFICER