Form 10-Q/A
period 1998-08-01
CHEROKEE INC
filed 1998-11-17
CIK 844161

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

     The Company hereby amends and restates in its entirety, and as set forth herein, its Quarterly Report on Form 10-Q for the three and six month periods ended August 1, 1998, filed with the Securities and Exchange Commission on September 9, 1998. An overpayment of royalty revenues to the Company by one of the Company's licensee's during the second quarter caused information contained in the Quarterly Report on Form 10-Q for the three and six month periods ended August 1, 1998 to be inaccurate in a number of instances. In addition, an accrual for the declared dividend is also reflected in the Quarterly Report on Form 10-Q for the three and six month period ended August 1, 1998.

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

     ITEM 1.  LEGAL PROCEEDINGS

     ITEM 2.  CHANGES IN SECURITIES

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON 8-K

                                 CHEROKEE INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               UNAUDITED
                                                                             AUGUST 1, 1998           JANUARY 31, 1998
                                                                           ------------------       --------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $       9,521,000        $      10,275,000
  Receivables, net                                                                 4,075,000                2,347,000
  Inventories                                                                         45,000                   45,000
  Other current assets                                                               257,000                  220,000
                                                                           -----------------        -----------------
Total current assets                                                              13,898,000               12,887,000

Deferred tax asset                                                                 5,363,000                7,576,000
Asset held for sale                                                                        -                        -
Notes receivable                                                                           -                        -
Securitization fees                                                                1,115,000                1,218,000
Trademarks and other assets                                                        2,872,000                2,790,000
                                                                           -----------------        -----------------
Total assets                                                               $      23,248,000        $      24,471,000
                                                                           =================        =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                    $          87,000        $         645,000
  Dividends payable                                                                2,176,000                        -
  Other accrued liabilities                                                          870,000                  522,000
  Notes payable                                                                    9,000,000                6,525,000
                                                                           -----------------        -----------------
Total current liabilities                                                         12,133,000                7,692,000

Other liabilities                                                                    750,000                  750,000
Notes Payable - long term                                                         38,609,000               41,675,000

STOCKHOLDERS' DEFICIT:
Common stock, $.02 par value,20,000,000 shares authorized,
  8,705,428 and 8,612,657 shares issued and outstanding at
  August 1, 1998 and at January 31, 1998, respectively                               174,000                  173,000
Additional paid-in capital                                                                 -                        -
Note receivable from stockholder                                                  (2,073,000)              (2,013,000)
Accumulated Deficit                                                              (26,345,000)             (23,806,000)
                                                                           -----------------        -----------------
Stockholders' deficit                                                            (28,244,000)             (25,646,000)
                                                                           -----------------        -----------------
Total liabilities and stockholders' deficit                                $      23,248,000        $      24,471,000
                                                                           =================        =================

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                               THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                     ----------------------------------------    ----------------------------------
                                                       AUGUST 1, 1998        AUGUST 2, 1997       AUGUST 1, 1998     AUGUST 2, 1997
                                                     ------------------    ------------------    ----------------    --------------
Royalty revenues                                        $4,879,000            $2,331,000           $10,175,000        $4,506,000
Selling, general and administrative expenses             2,084,000             1,038,000             3,324,000         2,034,000
                                                        ----------            ----------           -----------        ----------
Operating income                                         2,795,000             1,293,000             6,851,000         2,472,000
Other income (expenses):
Interest expense                                          (766,000)                    -            (1,629,000)                -
Investment and Interest income                             124,000               116,000               310,000           254,000
Gain on Sale of Assets                                           -               101,000                     -           219,000
Other                                                            -                     -                     -            75,000
                                                        ----------            ----------           -----------        ----------
Total other income (expenses), net                        (642,000)              217,000            (1,319,000)          548,000
Income before income taxes                               2,153,000             1,510,000             5,532,000         3,020,000
Income tax provision (benefit)                             861,000              (771,000)            2,213,000          (771,000)
                                                        ----------            ----------           -----------        ----------
Net income                                              $1,292,000            $2,281,000           $ 3,319,000        $3,791,000
                                                        ==========            ==========           ===========        ==========
Basic earnings per share                                $     0.15            $     0.29           $      0.38             $0.49
                                                        ----------            ----------           -----------        ----------
Diluted earnings per share                              $     0.15            $     0.27           $      0.38             $0.45
                                                        ----------            ----------           -----------        ----------
Weighted average shares outstanding
 Basic                                                   8,697,095             7,749,146             8,661,773         7,746,230
                                                        ==========            ==========           ===========        ==========
 Diluted                                                 8,794,740             8,350,290             8,762,321         8,347,374
                                                        ==========            ==========           ===========        ==========

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                      SIX MONTHS ENDED
                                                                     --------------------------------------------------
                                                                        AUGUST 1, 1998               AUGUST 2, 1997
                                                                     --------------------        ----------------------

OPERATING ACTIVITIES
Net income                                                               $ 3,319,000                   $ 3,791,000

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                              16,000                        13,000
   Amortization of goodwill and trademarks                                   137,000                             -
   Amortization of securitization fees
        and debt discount                                                  1,670,000                             -
   Change in deferred taxes                                                2,213,000                      (926,000)
   Interest income on note receivable from stockholder                       (60,000)                            -
   Changes in current assets and liabilities:
    Increase in accounts receivable                                       (1,728,000)                      (24,000)
    Decrease in inventories                                                        -                        32,000
    (Increase) decrease in other current assets                              (37,000)                       10,000
    (Decrease) increase in accounts payable and accrued liabilities         (210,000)                       62,000
                                                                         -----------                   -----------
Net cash provided by operating activities                                  5,320,000                     2,958,000


INVESTING ACTIVITIES
Repayment on note receivable from stockholder                                      -                       144,000
Proceeds from sale of assets held for sale                                         -                     3,576,000
Collection of notes receivable                                                     -                     1,961,000
Purchase trademarks and other assets                                        (144,000)                     (179,000)
                                                                         -----------                   -----------
Net cash (used in) provided by investing activities                         (144,000)                    5,502,000

FINANCING ACTIVITIES
Cash distributions                                                        (4,348,000)                   (2,529,000)
Proceeds from exercise of stock options                                      668,000                       110,000
Payment on Notes                                                          (2,250,000)                            -
Proceeds from exercise of warrants                                                 -                        39,000
                                                                         -----------                   -----------
Net cash used in financing activities                                     (5,930,000)                   (2,380,000)
                                                                         -----------                   -----------

(Decrease) increase in cash and cash equivalents                            (754,000)                    6,080,000
Cash and cash equivalents at beginning of period                          10,275,000                     3,139,000
                                                                         -----------                   -----------
Cash and cash equivalents at end of period                               $ 9,521,000                   $ 9,219,000
                                                                         ===========                   ===========

Total paid during period:
     Income taxes                                                        $         -                   $    64,000
     Interest                                                            $    62,000                   $         -
Non-cash transactions:
     Utilization of pre-bankruptcy NOL
       carryforwards                                                     $         -                   $ 1,727,000
     Declaration of Dividend                                             $ 2,176,000                   $         -

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 1, 1998 AND JANUARY 31, 1998

(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements for the three and six months ended August 1, 1998 and August 2, 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, and certain reclassifications from prior quarter, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 31, 1998 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended August 1, 1998 are not necessarily indicative of the results to be expected for the fiscal year ended January 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the eight-month period ended January 31, 1998 (the "Form 10-K").

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three and six months ended August 1, 1998 and August 2, 1997:

                                           1998                      1997
                                  3 Months     6 Months     3 Months     6 Months
                                 ----------   ----------   ----------   ----------
Numerator:
Net income-numerator for
net income per common share
and net income per common
share assuming dilution          $1,292,000   $3,319,000   $2,281,000   $3,791,000

Denominator:
Denominator for net income
Per common share-weighted
average shares                    8,697,095    8,661,773    7,749,146    7,746,230

Effect of dilutive securities:
Stock options                        97,645      100,548      601,144      601,144

Denominator for net income
per common share, assuming
dilution: Adjusted weighted
average shares and assumed
conversions                       8,794,740    8,762,321    8,350,290    8,347,374

Common shares related to stock options that are antidilutive amounted to zero for the quarters ended August 1, 1998 and August 2, 1997, respectively.

Reclassifications
-----------------

Certain previously reported financial information has been reclassified to conform to current year presentation.

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

As part of the recapitalization, the Company, in exchange for the proceeds from the Secured Notes (as defined below), sold to its wholly-owned subsidiary, Spell C, all its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in an amended licensing agreement (the "Amended Target Agreement") with Target Stores, a division of Dayton Hudson Corporation ("Target"). Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are secured by the Amended Target Agreement and the domestic Cherokee brand name and trademarks. The Secured Notes indenture (the "Indenture") requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the Indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million per year for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million per year for each of the four fiscal years ending January 31, 2001 through 2004, therefore, the aggregate scheduled amortization under the Secured Notes ($60.0 million) equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement ($60.0 million). Of the $8,412,000 in royalty revenues received from Target pursuant to the Amended Target Agreement during the six months ended August 1, 1998, $6,714,000 was deposited into the collection account for the Secured Notes.


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

RESULTS OF OPERATIONS

Net revenues for the six months ended August 1, 1998 (the "Six Months") and the three months ended August 1, 1998 (the "Second Quarter") were $10,175,000 and $4,879,000 respectively, in comparison to net revenues for the six months and three months ended August 2, 1997 of $4,506,000 and $2,331,000, respectively. Revenues for both periods were generated 100% through the licensing of the Company's trademarks. For the Six Months and for the comparable period ended August 2, 1997, royalty revenues of $8,412,000 and $3,438,000 were recognized from Target, which accounts for 83% and 76% of total revenues, respectively. The increase in revenues is due to the expansion by Target of the Cherokee mark over a broader range of categories, including men's and boys' apparel, women's intimate apparel and certain accessory categories. $6,714,000 of the $8,412,000 of the Target's royalty revenues were deposited into the collection account for the Secured Notes.

Selling, general, and administrative expenses for the Six Months and Second Quarter were $3,324,000 and $2,084,000 or 33% and 43% of net revenues. In comparison, net selling, general and administrative expenses were $2,034,000 and $1,038,000 or 45% and 44% of net revenues during the six months and three months ended August 2, 1997. In the Six Months, selling, general and administrative expenses increased mainly due to expenses of approximately $137,000 in amortization of the Company's trademarks, $130,000 in salaries for additional marketing staff hired to intensify the Company's domestic and international efforts to negotiate contracts, $103,000 in amortization of the securitization fees, which were incurred by Spell C., the Company's wholly-owned subsidiary, in completing the recapitalization and $750,000 in management bonus accrual.

During the Six Months and Second Quarter, the Company's interest expense was $1,629,000 and $766,000, respectively and its investment and interest income was $310,000 and $124,000, respectively. The interest expense is attributable to the Secured Notes.

During the Six Months and Second Quarter, the Company's net income was $3,319,000 and $1,292,000 respectively, whereas for the similar periods ended August 2, 1997, net income was $3,791,000 and $2,281,000, respectively. For the Six Months, the Company booked for GAAP purposes a tax provision of $2,213,000, which amount was offset against the Company's deferred tax asset account.

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


Dated:    November 17, 1998


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