Form 10-Q
period 1998-10-31
CHEROKEE INC
filed 1998-12-07
CIK 844161

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended October 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the Transition Period From _____________________ to __________________.

                        Commission file number 0-18640
                                               -------

                                 CHEROKEE INC.
                                 -------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

           Delaware                                      95-4182437
------------------------------------        ------------------------------------
(State or other jurisdiction of             (IRS employer identification number)
Incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                          91406
---------------------------------           ------------------------------------
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code    (818) 908-9868
                                                      --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court. Yes  X    No
               ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at December 1, 1998
----------------------------------------       -------------------------------
Common Stock, $.02 par value per share                    8,705,428

                                 CHEROKEE INC.
                                 -------------

                                     INDEX


  PART 1.   FINANCIAL INFORMATION

     ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets
       October 31, 1998 and January 31, 1998

     Consolidated Statements of Operations
       Three Months and Nine Months ended October 31, 1998 and
       November 1, 1997

     Consolidated Statements of Cash Flow
       Three Months and Nine Months ended October 31, 1998 and
       November 1, 1997

     Notes to Consolidated Financial Statements


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     ITEM 2.  CHANGES IN SECURITIES

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON 8-K

                                 CHEROKEE INC.
                                 -------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                    UNAUDITED
                                                                                 OCTOBER 31, 1998       JANUARY 31, 1998
                                                                                 ----------------       ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                         $  9,752,000           $ 10,275,000
  Receivables, net                                                                     4,367,000              2,347,000
  Inventories                                                                                  -                 45,000
  Other current assets                                                                   347,000                220,000
                                                                                    ------------           ------------
Total current assets                                                                  14,466,000             12,887,000

Deferred tax asset                                                                     4,303,000              7,576,000
Securitization fees                                                                    1,064,000              1,218,000
Trademarks and other assets                                                            3,045,000              2,790,000
                                                                                    ------------           ------------
Total assets                                                                        $ 22,878,000           $ 24,471,000
                                                                                    ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                  $     23,000           $    196,000
  Dividends payable                                                                    2,176,000                      -
  Other accrued liabilities                                                            2,551,000                971,000
  Notes payable                                                                        9,000,000              6,525,000
                                                                                    ------------           ------------
Total current liabilities                                                             13,750,000              7,692,000

Other liabilities                                                                        750,000                750,000
Notes payable - long term                                                             37,249,000             41,675,000

STOCKHOLDERS' DEFICIT:
Common stock, $.02 par value,20,000,000 shares authorized,
  8,705,428 and 8,612,657 shares issued and outstanding at
  October 31, 1998 and at January 31, 1998, respectively                                 174,000                173,000
Note receivable from stockholder                                                      (2,104,000)            (2,013,000)
Accumulated deficit                                                                  (26,941,000)           (23,806,000)
                                                                                    ------------           ------------
Stockholders' deficit                                                                (28,871,000)           (25,646,000)
                                                                                    ------------           ------------
Total liabilities and stockholders' deficit                                         $ 22,878,000           $ 24,471,000
                                                                                    ============           ============

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                   UNAUDITED
                                   ---------


                                                             THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                             ------------------                           -----------------
                                                    OCTOBER 31, 1998     NOVEMBER 1, 1997      OCTOBER 31, 1998    NOVEMBER 1, 1997
                                                    -------------------------------------      ------------------------------------
Royalty revenues                                       $5,133,000           $2,368,000            $15,308,000          $6,874,000


Selling, general and administrative expenses            1,768,000            1,328,000              5,092,000           3,362,000
                                                       ----------           ----------            -----------          ----------
Operating income                                        3,365,000            1,040,000             10,216,000           3,512,000

Other income (expenses):
Interest expense                                         (920,000)                   -             (2,549,000)                  -
Investment and Interest income                            196,000              139,000                506,000             393,000
Gain on sale of assets                                          -                                           -             219,000
Other                                                           -              390,000                      -             465,000
                                                       ----------           ----------            -----------          ----------
Total other income (expenses), net                       (724,000)             529,000             (2,043,000)          1,077,000

Income before income taxes                              2,641,000            1,569,000              8,173,000           4,589,000

Income tax provision (benefit)                          1,059,000                    -              3,271,000            (771,000)
                                                       ----------           ----------            -----------          ----------
Net income                                             $1,582,000           $1,569,000            $ 4,902,000          $5,360,000
                                                       ==========           ==========            ===========          ==========

Basic earnings per share                               $     0.18           $     0.20            $      0.56          $     0.69
                                                       ----------           ----------            -----------          ----------
Diluted earnings per share                             $     0.18           $     0.19            $      0.56          $     0.64
                                                       ----------           ----------            -----------          ----------
Weighted average shares outstanding
 Basic                                                  8,705,428            7,775,813              8,676,325           7,756,091
                                                       ==========           ==========            ===========          ==========
 Diluted                                                8,803,074            8,384,091              8,776,873           8,364,369
                                                       ==========           ==========            ===========          ==========

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   UNAUDITED
                                   ---------


                                                                                     NINE MONTHS ENDED
                                                                                     -----------------
                                                                           OCTOBER 31, 1998      NOVEMBER 1, 1997
                                                                           --------------------------------------
OPERATING ACTIVITIES
--------------------
Net income                                                                   $  4,902,000           $ 5,360,000

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                   24,000                20,000
   Amortization of goodwill and trademarks                                        205,000                14,000
   Amortization of securitization fees                                            154,000                     -
   Amortization of debt discount                                                2,549,000                     -
   Change in deferred taxes                                                     3,271,000              (926,000)
   Interest income on note receivable from stockholder                            (91,000)                    -
   Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable                                 (2,020,000)              206,000
    Decrease in inventories                                                        45,000                32,000
    (Increase) decrease in other current assets                                  (127,000)               31,000
    Increase (decrease) in accounts payable and accrued liabilities             1,407,000              (429,000)
                                                                             ------------           -----------
Net cash provided by operating activities                                      10,319,000             4,308,000
                                                                             ------------           -----------

INVESTING ACTIVITIES
--------------------
Repayment on note receivable from stockholder                                           -               144,000
Proceeds from sale of assets held for sale                                              -             3,576,000
Collection of notes receivable                                                          -             1,961,000
Purchase trademarks and other assets                                             (486,000)             (301,000)
                                                                             ------------           -----------
Net cash (used in) provided by investing activities                              (486,000)            5,380,000
                                                                             ------------           -----------

FINANCING ACTIVITIES
--------------------
Cash distributions                                                             (6,524,000)           (4,081,000)
Proceeds from exercise of stock options and warrants                              668,000               289,000
Payment on notes                                                               (4,500,000)                    -
                                                                             ------------           -----------
Net cash used in financing activities                                         (10,356,000)           (3,792,000)
                                                                             ------------           -----------

(Decrease) increase in cash and cash equivalents                                 (523,000)            5,896,000
Cash and cash equivalents at beginning of period                               10,275,000             3,139,000
                                                                             ------------           -----------
Cash and cash equivalents at end of period                                   $  9,752,000           $ 9,035,000
                                                                             ============           ===========

Total paid during period:
-------------------------
     Income taxes                                                            $          -           $    64,000
     Interest                                                                $    162,000           $         -
Non-cash transactions:
----------------------
     Utilization of pre-bankruptcy NOL
       carryforwards                                                         $          -           $ 1,727,000
     Declaration of dividend                                                 $  2,176,000           $         -

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     OCTOBER 31, 1998 AND JANUARY 31, 1998


(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements for the three and nine months ended October 31, 1998 and November 1, 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, and certain reclassifications from prior quarter, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 31, 1998 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ended January 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the eight-month period ended January 31, 1998 (the "Form 10-K").

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

(2)  Significant Transactions
     ------------------------

During the three months ended October 31, 1998, Cherokee entered into two new non-exclusive retail direct licensing agreements with (1) Connecticut-based Bob's Stores, and (2) Calgary, Canada-based The Forzani Group Ltd. to manufacture, promote, sell and distribute products bearing the Company's Sideout brand. Both are multi-year agreements and cover a broad range of categories of merchandise, including women's, men's and children's activewear, bags, hats and other accessory items. The Company also entered into an exclusive three year wholesale licensing agreement for the Sideout brand in sunglasses with Denver-based Outlook Eyewear, a division of Bausch & Lomb Incorporated.

The Company entered into an exclusive ten-year international licensing agreement with China-based Shanghai Eesli Trading Company, a corporation organized under the laws of the People's Republic of China, to manufacture, promote, sell and distribute products bearing the Company's Cherokee brand within the territories of the People's Republic of China, including Shanghai, Jiangsu, Beijing, Tianjin, Sichuan, Hubei, Gansu, Shanxi, Liaoning, Chongqing and Guangdong. The agreement covers a broad range of product categories including women's sportswear and intimate apparel, children's apparel, women and children's footwear, women's fashion accessories and cosmetics.

On October 9, 1998, the Company' Board of Directors declared a cash dividend of $0.25 per share which was distributed on November 5, 1998 to the Company's shareholders of record on the close of business on October 20, 1998. Assuming the Company's cash position continues to be favorable, the Company intends to maintain a quarterly cash dividend of $0.25 per share for the balance of the current fiscal year ending January 30, 1999; however, the declaration of such dividend remains subject to the discretion of the Company's Board of Directors.

On October 29, 1998, the Company's common stock, formerly trading on the Nasdaq Small-Cap Market, began trading on the Nasdaq National Market System. The Company's Nasdaq trading symbol remains CHKE.

(3)  Subsequent Events
     -----------------

On November 3, 1998, the Company entered into a three-year licensing agreement with South Africa-based A M Moolla Group Limited, the second largest clothing manufacturer in South Africa. Under the terms of the agreement, A M Moolla Group Ltd. will manufacture, promote, sell and distribute products bearing the Company's Sideout brand, covering a wide range of categories for all genders and ages. In addition to South Africa, the agreement covers the following countries, which are all members of the Southern African Development Community:
Botswana, Zimbabwe, Namibia, Mozambique, Angola, Swaziland, Lesotho, Tanzania and the Democratic Republic of Congo.

On November 23, 1998, the Company entered into a three-year licensing agreement with Mexico-based Bravo Enterprises, a leading manufacturer distributor and marketer of prestige brands in Mexico. Under the terms of the agreement, Bravo Enterprises will manufacture, promote, sell and distribute products bearing the Company's Cherokee brand in Mexico, covering a wide range of categories for all genders and ages.

As of November 23, 1998, including the A M Moolla Group Limited and Bravo Enterprises license agreements, the Company had 30 continuing license agreements for the Company's various trademarks, covering both domestic and international markets.


(4)  Summary of Significant Accounting Policies
     ------------------------------------------

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three and nine months ended October 31, 1998 and November 1, 1997:

                                             1998                      1997
                                     3 Months     9 Months     3 Months     9 Months
                                    -----------------------   -----------------------
Numerator:
Net income-numerator for
net income per common share
and net income per common
share assuming dilution             $1,582,000   $4,902,000   $1,569,000   $5,360,000
                                    ==========   ==========   ==========   ==========

Denominator:
Denominator for net income
Per common share-weighted
average shares                       8,705,428    8,676,325    7,775,813    7,756,091

Effect of dilutive securities:
Stock options                           97,646      100,548      608,278      608,278
                                    ----------   ----------   ----------   ----------

Denominator for net income
per common share, assuming
dilution: Adjusted weighted
average shares and assumed
conversions                          8,803,074    8,776,873    8,384,091    8,364,369
                                    ==========   ==========   ==========   ==========

Common shares related to stock options that are antidilutive amounted to 182,268 and zero for the quarters ended October 31, 1998 and November 1, 1997, respectively.

Reclassifications

Certain previously reported financial information has been reclassified to conform to current year presentation.

(5)  New Accounting Standards
     ------------------------

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements because the Company is not involved in derivative instruments and hedging activities.


(6)  Long Term Debt
     --------------

In September 1997, the Company's Board authorized Libra Investments, Inc. to explore ways to maximize shareholder value, including a recapitalization or sale of the Company. On December 23, 1997, the Company completed the recapitalization described below and publicly announced that it would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998.

As part of the recapitalization, the Company, in exchange for the proceeds from the Secured Notes (as defined below), sold to its wholly-owned subsidiary, Spell C, all its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in an amended licensing agreement (the "Amended Target Agreement") with Target Stores, a division of Dayton Hudson Corporation ("Target"). Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are secured by the Amended Target Agreement and the domestic Cherokee brand name and trademarks. The Secured Notes indenture (the "Indenture") requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the Indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million per year for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million per year for each of the four fiscal years ending January 31, 2001 through 2004, therefore, the aggregate scheduled amortization under the Secured Notes ($60.0 million) equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement ($60.0 million). Of the $12,129,000 in royalty revenues received from Target pursuant to the Amended Target Agreement during the nine months ended October 31, 1998, $9,186,000 were deposited into the collection account for the Secured Notes.

Maturity Schedule of Secured Notes is as follows:

     AS OF:                                                        FACE VALUE
     October 31, 1999 .............................................$   9,000,000
     October 31, 2000 .............................................    9,750,000
     October 31, 2001 .............................................   10,500,000
     October 31, 2002 .............................................   10,500,000
     October 31, 2003 .............................................   10,500,000
               Thereafter .........................................    5,250,000
                                                                   -------------
                Total .............................................   55,500,000
               Less unamortized Note Discount......................    9,251,000
                                                                   -------------
                                                                      46,249,000
               Less current portion of long term debt..............    9,000,000
                                                                   -------------
                Long term obligation...............................$  37,249,000
                                                                   =============


ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The Company's operating strategy emphasizes retail direct, wholesale and international licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. The Company's license agreements generally provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and the Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of November 23, 1998, the Company had 30 continuing license agreements for the Company's various trademarks, covering both domestic and international markets. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard. In November 1997 the Company reaffirmed its relationship with Target Stores, a division of Dayton Hudson Corporation ("Target"), by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target is obligated to pay a royalty based upon a percentage of its net sales of Cherokee brand products, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement.

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


RESULTS OF OPERATIONS

Net revenues for the nine months ended October 31, 1998 (the "Nine Months") and the three months ended October 31, 1998 (the "Third Quarter") were $15,308,000 and $5,133,000, respectively, in comparison to net revenues for the nine months and three months ended November 1, 1997 of $6,874,000 and $2,368,000, respectively. Revenues for both periods were generated 100% through the licensing of the Company's trademarks. For the Nine Months and for the comparable period ended November 1, 1997, royalty revenues of $12,129,000 and $4,937,000 were recognized from Target, which accounts for 79% and 72% of total revenues, respectively. The increase in revenues is due to the expansion by Target of the Cherokee mark over a broader range of categories, including men's and boys' apparel, women's intimate apparel and certain accessory categories. Of the $12,129,000 in royalty revenues from Target, $9,186,000 were deposited into the collection account for the Secured Notes.

Selling, general, and administrative expenses for the Nine Months and Third Quarter were $5,092,000 and $1,768,000 or 33% and 34% of net revenues. In comparison, net selling, general and administrative expenses were $3,362,000 and $1,328,000 or 49% and 56% of net revenues during the nine months and three months ended November 1, 1997. In the Nine Months, selling, general and administrative expenses increased mainly due to expenses of approximately $205,000 in amortization of the Company's trademarks, $195,000 in salaries for additional marketing staff hired to intensify the Company's domestic and international efforts to negotiate contracts, $154,000 in amortization of the securitization fees, which were incurred by Spell C., the Company's wholly-owned subsidiary, in completing the recapitalization and $1,216,000 in management bonus accrual.

During the Nine Months and Third Quarter, the Company's interest expense was $2,549,000 and $920,000, respectively compared to zero interest expense for the period ended November 1,

1997. For the Nine Months and Third Quarter, the Company's investment and interest income was $506,000 and $196,000, respectively, in comparison to $393,000 and $139,000, respectively, for the similar periods ended November 1, 1997. The interest expense is attributable to the Secured Notes.

During the Nine Months and Third Quarter, the Company's net income was $4,902,000 and $1,582,000, respectively, whereas for the similar periods ended November 1, 1997, net income was $5,360,000 and $1,569,000, respectively. For the Nine Months and Third Quarter, the Company booked for GAAP purposes a tax provision of $3,271,000 and $1,059,000, respectively, which amounts were offset against the Company's deferred tax asset account.


LIQUIDITY AND CAPITAL RESOURCES

On October 31, 1998, the Company had $9,752,000 in cash and cash equivalents. In the second quarter ended August 1, 1998 one of the Company's licensees reported an overpayment of royalty revenues of $1,245,000, which will be deducted from the licensee's royalty payments to the Company in the fourth quarter. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

During the Nine months, net cash provided by operations was $10,319,000, net cash used in investing activities was $486,000 and net cash used in financing activities was $10,356,000, which represented the net from the proceeds received from the exercise of options, the quarterly payment on the Secured Notes and the cash dividend distributions, which were paid during the Nine Months.


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

Because the Company's primary business is marketing and licensing its trademarks, the Company has only modest information technology requirements and resources, none of which is critical to the Company's day to day operations. Based on a recent assessment of the Company's computer hardware and software, it has been determined that more than 95% of the Company's hardware and software systems are either currently Year 2000 compliant or have an existing upgrade available from the software vendor that is Year 2000 compliant. All systems that are not currently Year 2000 compliant will either be upgraded to be Year 2000 compliant or replaced with alternative systems that are Year 2000 compliant over the next fourteen months. The Company expects the costs to upgrade or replace such systems will not exceed approximately $12,000.

The Company does not expect that the achievement of Year 2000 compliance by the Company will have a material impact on its financial condition or results of operations. However, the Company's financial condition or results of operations could be materially adversely effected if its significant licensees fail to adequately address and correct Year 2000 problems and such failures result in the interruption of royalty payments or lower royalty payments. The Company has no control over its licensees' Year 2000 compliance and as a result the Company cannot develop a contingency plan resolution thereto. The Company has contacted its most significant licensees in an effort to determine the status of their Year 2000 compliance efforts. The Company has received information that these licensees are in the process of evaluating the impact and assessing the potential problems of Year 2000 and that they expect to be in compliance in a timely manner. Notwithstanding, there can be no assurance that the Company's significant licensees will be Year 2000 compliant in a timely manner, and as discussed above, their failure to do so could materially adversely effect the Company


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

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

   None

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

   The Company filed no reports on Form 8-K during the Nine Months.



List of Exhibits



Exhibit Number     Description of Exhibit
--------------     ----------------------


27.1               Article 5 of Regulation S-X -- Financial Data Schedule

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    December 7, 1998


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