Form 10-K
period 1999-01-30
CHEROKEE INC
filed 1999-04-20
CIK 844161

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the fiscal year ended January 30, 1999
                                       or

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

                     Common Stock, $.02 par value per share

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

  As of April 14, 1999, the registrant had 8,705,428 shares of its Common Stock, par value $.02 per share, issued and outstanding.

  As of April 14, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56,420,000 (computed on the basis of the last trade of the Common Stock on the NASDAQ National Market System on April 14, 1999).

  Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on June 14, 1999 are incorporated by this reference into Part III as set forth herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 CHEROKEE INC.
                                     INDEX

                                                                           Page
                                                                           ----
 PART I

 Item 1.  Business......................................................     2
 Item 2.  Properties....................................................    14
 Item 3.  Legal Proceedings.............................................    14
 Item 4.  Submission of Matters to a Vote of Security Holders...........    14

 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    15
 Item 6.  Selected Financial Data.......................................    16
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation......................................    17
 Item 7A. Qualitative and Quantitative Disclosures of Market Risk.......    22
 Item 8.  Consolidated Financial Statements and Supplementary Data......    23
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    24

 PART III

 Item 10. Directors and Executive Officers of the Registrant............    24
 Item 11. Executive Compensation........................................    25
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    25
 Item 13. Certain Relationships and Related Transactions................    25

 PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................    26

                                     PART I

Item 1. BUSINESS

Introduction

  Cherokee Inc. (the "Company") is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns. The Company is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. The Company's operating strategy emphasizes retail direct, wholesale and international licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise, and the licensees are responsible for manufacturing the merchandise subject to approved quality, design and graphics. The Company and its wholly-owned subsidiary, SPELL C. LLC ("Spell C"), hold several trademarks including Cherokee(R), Sideout(R), Sideout Sport(R), King of the Beach(R) and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent a beach-oriented, active, "California" lifestyle, were acquired by the Company in November 1997. As of January 30, 1999, the Company had twenty-nine continuing license agreements, covering both domestic and international markets.

  The Company's retail direct licensing strategy is premised on the proposition that in North America nearly all aspects of the moderately priced apparel, footwear and accessories business can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, the Company believes that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as the Company's brands, than through carrying strictly private label goods or branded product from third-party vendors. The Company's strategy in North America is to capitalize on these ideas by licensing its portfolio of brands primarily directly to strong and growing retailers, who, working in conjunction with Company management, develop merchandise for their stores.

  Beginning in 1995, the Company began to take a number of important steps designed to implement its retail direct licensing strategy. On August 15, 1995, the Company entered into a major strategic alliance with one of the largest retailers in the United States, Target Stores, a division of Dayton Hudson Corporation. In November 1997, the Company reaffirmed its relationship with Target, by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target is obligated to pay a royalty based upon a percentage of its net sales of Cherokee brand products, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement. During the fiscal year ended January 30, 1999 ("Fiscal 1999"), a wide range of Cherokee branded products were sold at the 866 Target stores. Such Cherokee branded products included:

  . men's, women's and children's apparel and fashion accessories;

  . luggage, sports bags and backpacks;

  . domestics and home decor items;

  . home furnishings;

  . sporting goods;

  . bed and bath products and accessories; and

  . cosmetics.

  Due to the strong presence and sales of Cherokee branded products in Target Stores during Fiscal 1999, royalties paid by Target exceeded $14.6 million, which is 62% over the guaranteed minimum royalty for Fiscal 1999 under the Amended Target Agreement.

  In August 1997, the Company entered into a licensing agreement with one of Canada's largest retailers, Zellers Inc., a division of the Hudson's Bay Company, under which Zellers was granted the exclusive right in Canada to use the Cherokee brand in connection with a broad range of categories of merchandise. Under the Zellers licensing agreement Zellers is obligated to pay the Company a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. The agreement is subject to annual minimum guarantees. Zellers commenced the initial sales of Cherokee branded merchandise in over 350 stores in July 1998 and in the first six months, Cherokee goods have struck a major chord with Zellers' core customers, with over $40.0 million in sales. In the first six months, Zellers paid royalties in excess of $1,147,000, which is 53% over the guaranteed minimum royalty for the first year of the Zellers licensing agreement.

  On November 7, 1997, the Company entered into an Agreement of Purchase and Sale of Trademarks and Licenses (the "Sideout Agreement") with Sideout Sport Inc., pursuant to which the Company agreed to purchase all of Sideout Sport Inc.'s trademarks, copyrights, trade secrets and associated license agreements. The trademarks acquired from Sideout Sport Inc. include, among others, Sideout, Sideout Sport and King of the Beach. During Fiscal 1999, the Company entered into four retail direct, two wholesale and two international licensing agreements for the Sideout brand. The total number of retail stores these new licensing agreements encompass currently approximates 750. These new retail direct licensees are launching Sideout product in their stores in Spring 1999 and categories of merchandise will include (a) men's, women's and children's apparel, (b) accessories, (c) luggage, sports bags and backpacks, (d) skin care products and (e) hats. The Sideout brand generated licensing revenues from existing agreements of approximately $585,000 for Fiscal 1999 and will begin generating revenues from its eight newly-entered licensing agreements in the fiscal year ended January 29, 2000.

  Cherokee was incorporated in Delaware in 1988. Its principal executive offices are located at 6835 Valjean Avenue, Van Nuys, California 91406, telephone (818) 908-9868.

History and Restructurings

  On November 7, 1994, the Company filed a petition with the United States Bankruptcy Court in the District of Delaware for relief under Chapter 11 of the United States Bankruptcy Code. Concurrent with such filing, the Company filed a "prepackaged" Plan of Reorganization, which was the result of negotiations among the Company and unofficial representatives of its debt-holders and stockholders. On December 14, 1994, the Bankruptcy Court confirmed the 1994 Plan of Reorganization, and on December 23, 1994, the 1994 Plan of Reorganization became effective. For financial statement purposes the effective date of the 1994 Plan of Reorganization was deemed to be February 25, 1995.

  On April 24, 1995, a group including Robert Margolis, who founded the Company's Apparel Division in 1981, and who had been the Company's Chairman and Chief Executive Officer from May 1989 to October 1993, purchased 1,358,000 shares, or approximately 22.3% of the Company's then outstanding Common Stock, par value $.02 per share (the "Common Stock"). On May 5, 1995, Mr. Margolis was appointed Chairman and Chief Executive Officer of the Company. After a period of assessment, Mr. Margolis set in motion a strategy that redirected the Company's principal business to being a marketer and licensor of the Cherokee brand and other brands it owned or might acquire in the future. The Company stopped manufacturing and importing apparel and footwear, sold its inventories of apparel and footwear, and on July 28, 1995 sold the assets of its Uniform Division. The proceeds from these sales were used to pay off all of the Company's indebtedness. As a result of discontinuing the apparel and footwear business and selling the Uniform Division, the number of employees was reduced from approximately 345 on May 28, 1994 to 15 by November 1, 1995.

  Prior to this major strategic change in direction, the Company was a designer, manufacturer, and marketer of casual apparel and footwear primarily under the Cherokee name. The Company operated four divisions during the fiscal year ended June 3, 1995: the Apparel Division, the Footwear Division, the Uniform Division, and the Licensing Division. The Apparel Division designed, manufactured, imported and marketed moderately priced, natural fiber women's and young girls' clothing. The Footwear Division designed, arranged for the manufacture, imported and marketed Cherokee brand and a broad line of private label footwear for women, men and children. The Uniform Division designed, manufactured and marketed Cherokee brand uniforms primarily for the medical industry. The Company continues to license the use of its proprietary brand names to domestic and international licensees for a variety of apparel, footwear, accessories, home products and other lifestyle related products.

Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes

  In September 1997, the Company's Board authorized Libra Investments, Inc., to explore ways to maximize shareholder value, including a recapitalization or sale of the Company. On December 23, 1997, the Company completed the recapitalization described below and publicly announced that it would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998.

  To facilitate the recapitalization, the Company formed Spell C. LLC, a special purpose, bankruptcy remote, single member Delaware limited liability company, wholly owned by the Company. Pursuant to a Trademark Purchase and License Assignment Agreement, dated December 23, 1997, between the Company and Spell C (the "Assignment Agreement") the Company assigned to Spell C all of its right, title and interest in the Amended Target Agreement and sold to Spell C all of its right, title and interest in the Cherokee brand name and related trademarks in the United States. The sale of the rights to the Cherokee trademarks in the United States was subject to certain exceptions which (a) allow the Company to continue to use the trademarks in the United States in conjunction with the Company's then-existing license agreements, and (b) allow the Company to use the trademarks in the United States in conjunction with retail license agreements in the category of cosmetics, bath and body products. The Company may extend existing Cherokee brand license agreements beyond January 31, 2002 with the consent of Target; however, the Company must assign 50% of the royalties payable during the extended term to Target. Pursuant to the Assignment Agreement, except for these exceptions, the Company no longer has the right to license the Cherokee brand and related trademarks in the United States, but retains all rights to do so outside of the United States. Concurrently with the Assignment Agreement, the Company and Spell C entered into an administrative services agreement under which the Company will perform certain administrative duties on behalf of Spell C in connection with, among other things, the Cherokee trademarks and the Assignment Agreement for a nominal administrative fee.

  On December 23, 1997 Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement and several other license agreements must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee distributes from the collection account the amount of principal due and payable to the holders of the Secured Notes on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. During Fiscal 1999, of the 14,604,000 in royalty revenues received from Target pursuant to the Amended Target Agreement, $6,750,000 was paid to the holders of the Secured Notes, $4,911,000 remains in a collection account for the benefit of the holders of Secured Notes and excess amounts totaling $2,943,000 were distributed to Spell C. Spell C distributed $2,176,000 of such excess amounts to the Company on February 1, 1999. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. While the Company believes that royalties payable under the Amended Target Agreement may continue to exceed the minimum guaranteed royalties payable in upcoming fiscal years, the Company cannot predict with accuracy whether such royalties will exceed the minimum guaranteed royalties payable during such years, and if they do not, the Company will not receive further distributions from Spell C during the term of the Amended Target Agreement. See "Risk Factors."

  Pursuant to the Assignment Agreement, the gross proceeds of the Secured Notes, which totaled approximately $47.9 million, were paid to the Company. On December 23, 1997 the Company's Board declared a special dividend of $5.50 per share, which was paid on January 15, 1998. The aggregate amount of the dividend paid was approximately $47.4 million.

Sideout Agreement

  On November 7, 1997, the Company entered into an Agreement of Purchase and Sale of Trademarks and Licenses (the "Sideout Agreement") with Sideout Sport Inc., pursuant to which the Company agreed to purchase all of Sideout Sport Inc.'s trademarks, copyrights, trade secrets and associated license agreements. The trademarks acquired from Sideout Sport Inc. include, among others, Sideout, Sideout Sport and King of the Beach. Pursuant to the Sideout Agreement, Cherokee paid $1.5 million at the closing of the acquisition and agreed to pay an additional $500,000 upon release of liens on the assets which were purchased. Most of the liens have since been released and $495,000 of the $500,000 holdback has been paid. Under the terms of the Sideout Agreement, the Company will also pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by the Company through licensing of the Sideout trademarks. Upon the earlier of such time as Cherokee has paid Sideout a total of $7.5 million or October 22, 2004, Cherokee will have no further obligation to pay Sideout Sport Inc. During Fiscal 1999, the Company made payments of $205,000 under the Sideout Agreement.

  During Fiscal 1999, the Company entered into four retail direct, two wholesale and two international licensing agreements for the Sideout brand. These new licensing agreements encompass approximately 750 retail stores. These new retail direct licensees are launching the following categories of Sideout merchandise in their stores in Spring 1999: (a) men's, women's and children's apparel, (b) accessories and (c) luggage, sports bags and backpacks. The Sideout brand generated licensing revenues from existing agreements of approximately $585,000 for Fiscal 1999 and will begin generating revenues from its eight newly-entered licensing agreements in the fiscal year ended January 29, 2000. The Company intends to further develop the Sideout brand through retail direct, wholesale and international licensing; however, there can be no assurance that the Company's efforts will result in significant increases in royalty payments. See "Risk Factors." The Company is currently in discussions with prospective licensees concerning significant new licensing agreements for the Sideout brand. There can be no assurance, however, that these discussions will result in definitive agreements.

Licensing Business

  The Company is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. The Cherokee name, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional, wholesome values. The Company's primary emphasis for the past three years has been directed toward retail direct, wholesale and international licensing. As of January 30, 1999, the Company had twenty-nine continuing license agreements, covering both domestic and international markets, sixteen of which pertained to the Cherokee name. The Sideout brand and related trademarks, which represent a beach-oriented, active, "California" lifestyle, were acquired by the Company in November 1997.

  The Company's license agreements are with wholesalers and retailers and are either international master agreements or category-specific exclusive or non-exclusive agreements. Of the twenty-nine licensing agreements, seven are with retailers, six are with domestic wholesalers and sixteen are with international wholesalers and/or retailers. In order to maximize the benefits of the Company's retail direct licensing strategy, during Fiscal 1999 the Company completed the planned termination of five of the wholesale licensing agreements for the Sideout brand, which the Company acquired in the Sideout trademarks purchase in November 1997. Wholesale licensees manufacture and import various categories of footwear and accessories under the Company's trademarks and sell the licensed products to retailers. In retail direct licensing, the Company grants retailers a license to use the trademarks on certain categories of merchandise, generally on a non-exclusive basis, and the retailer is responsible for designing and manufacturing the merchandise (the "retail direct" licensing strategy). The Company's wholesale, retail and international license agreements provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. The Company will continue to solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist the Company in this effort.

  The Company's current business strategy is to maximize the value of its existing and future brands by exploiting them in a manner that recognizes the relative market power, in different areas of the world, of the various participants--manufacturer, wholesaler and retailer--in the chain of supply to the ultimate consumer. In North America, that market power, and accompanying economies of scale, is generally and increasingly held by a few dominant retailers of moderately priced merchandise, and, accordingly, in North America the Company has pursued its retail direct licensing strategy. In contrast to the retail market in North America, in selected international markets the Company has sought to develop its brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets. Finally, in some countries, the Company believes that an owner or licensee of one or more well-known U.S. brands has the opportunity to become a dominant, vertically integrated manufacturer or retailer or both of branded apparel, footwear and accessories. Accordingly, in those countries the Company has begun to pursue licensing or strategic alignments whereby its brands can become the basis for such a vertically integrated manufacturer/retailer. This strategy permits the Company to operate with minimal working capital, virtually no capital expenditures (other than those associated with acquiring new brands and related trademarks), no production costs, significantly reduced design, marketing, distribution and other operating expenses, and a small group of core employees. In addition, the Company has a global network of finders, suppliers and manufacturers.

North American Retail Direct Licensing

  The Company's retail direct licensing strategy is premised on the proposition that in North America nearly all aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, the Company believes that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names (such as the Company's brands) than through carrying strictly private label goods or branded product from third-party vendors. The Company also expects that the enhanced profitability to retailers of private label products and in-store brands, coupled with the substantial and increasing marketing costs to establish and maintain a widely recognized apparel brand, will result in further erosion of revenues and profitability for mid-sized and small apparel manufacturers and corresponding increased desirability to retailers of well-established brands with broad appeal. The Company's strategy in North America is to capitalize on these trends by licensing its portfolio of brand names primarily directly to strong and growing retailers, who, working in conjunction with the Company's management, develop merchandise for their stores, and to augment that portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

  On November 12, 1997, the Company reaffirmed its relationship with Target by entering into the Amended Target Agreement. This agreement was subsequently assigned to Spell C and pledged as collateral for the Secured Notes. The Amended Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in certain specified categories of merchandise (collectively, the "Merchandise"), including:

  . men's, women's and children's apparel, including intimate apparel, foundations and sleepwear;

  . men's, women's and children's fashion accessories;

  . bed and bath products and accessories;

  . luggage, sports bags and backpacks;

  . home textiles;

  . domestics and home decor products;

  . home furnishings;

  . sporting goods; and

  . cosmetics, bath and body products.

  Some of the above-listed categories are subject to current license agreements between the Company and third parties. The Amended Target Agreement provides that upon the expiration or termination of such agreements, the categories of Merchandise subject to such agreements will become exclusive to Target in the United States. However, with the consent of Target, the Company and Spell C could renew and/or extend existing license agreements and Target would receive 50% of the royalties earned under these renewed and extended agreements. Due to the broad nature of the rights granted to Target in the United States, and the restrictions contained in the Amended Target Agreement, additional licensing agreements in the United States with respect to the Cherokee brand during the terms of the Amended Target Agreement will be limited to retail license agreements for cosmetics with several drug chain stores.

  Under the terms of the Amended Target Agreement, Target will pay a royalty each fiscal year for the fiscal years ending January 31, 1999 through 2004 equal to the greater of:

  . the Minimum Guaranteed Royalty (as defined below) for such year; or

  . a percentage of Target's net sales of Merchandise during such fiscal year which percentage varies according to the volume of sales of Merchandise during such fiscal year.

  The "Minimum Guaranteed Royalty" is $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The initial term of the Amended Target Agreement commenced on February 1, 1998 and ends January 31, 2004. If Target is current in its payments of the Minimum Guaranteed Royalty, the Amended Target Agreement will automatically renew for the fiscal year ending in 2005, and will continue to automatically renew for successive fiscal year terms provided that Target has paid a Minimum Guaranteed Royalty equal to or greater than $9.0 million for the preceding fiscal year. Target commenced the initial sales of Cherokee brand merchandise in July 1996 and paid the Company $5,935,000 during the fiscal year ended May 31, 1997, $6,428,000 during the eight month fiscal period ended January 31, 1998 (the "Eight Month Fiscal Period") and paid to Spell C $14,604,000 during Fiscal 1999, which accounted for 68%, 75% and 76%, respectively, of the Company's consolidated revenues during such periods. See "Risk Factors."

  On August 22, 1997, the Company entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation and a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise, including (a) women's, men's and children's apparel and footwear, (b) women's intimate apparel, (c) fashion accessories, (d) home textiles, (e) cosmetics and
(f) recreational products. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers will pay the Company a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Zellers commenced the initial sales of Cherokee brand merchandise in July 1998 and paid the Company $1,147,000 during Fiscal 1999.

  Including the Amended Target Agreement, the Company had five retail direct non-exclusive Cherokee brand licensing agreements covering North America. North American retail licensees, during Fiscal 1999 included, among others, Caldor, Brylane, Pamida and Zellers. Generally, royalties on non-exclusive domestic retail licenses begin at 3% of the retailer's net sales of licensed products and may decrease depending on the retailer's annual sales of licensed products and/or the retailer's guaranteed annual sales of licensed products. Caldor filed a Chapter 7 bankruptcy and it is unlikely that the Company will receive the remaining minimum royalty, which is $1,293,000, for the final year of contract. The Company has filed a claim in bankruptcy court for the outstanding minimums owed under its licensing agreement with Caldor. It is unlikely that the Company will receive the remaining minimums due for the final year of contract from the Bankruptcy court.

  All of the current United States Cherokee brand retail license agreements will expire during the term of the Amended Target Agreement and due to the exclusivity provision contained in the Amended Target Agreement, after 2002, without Target's consent, the Company will not be permitted to renew or extend such agreements under the terms of the Amended Target Agreement. Further, under the Assignment Agreement, the Company may extend any existing United States license agreement after January 31, 2002, with the consent of Target, but the Company must assign 50% of the royalties payable during the extended term to Target. The above restrictions under the Amended Target Agreement and Assignment Agreement do not apply to Canada; however, under the Zellers Agreement, Zellers has the exclusive right to use the Cherokee brand on a broad range of products in Canada.

  During Fiscal 1999 the Company entered into five non-exclusive retail direct licensing agreements for the Sideout brand covering North America, which include Mervyn's California, Uptons, Gart Sport/Sportmart, Bob's Stores and Forzani Group Ltd. The total number of retail stores these licensing agreements encompass in North America is 625. All of the retail direct licensing agreements cover categories of merchandise including (a) men's, women's and children's sportswear; (b) accessories; (c) luggage, sports bags and backpacks;
(d) skin care products and (e) hats and their terms vary in length. The Company expects the launch of the Sideout brand by its retail direct licensees to occur in the first half of 1999. The Company intends to continue to actively pursue its retail direct licensing strategy to further develop the Sideout brand in the United States.

  During Fiscal 1999, the Company and Spell C received $17,550,000 in aggregate royalties from North American retail license agreements, which accounted for 91% of the Company's consolidated revenues during such period.

North American Wholesale Licensing

  The Company currently has six wholesale license agreements that grant unaffiliated manufacturers the license to manufacture and market sunglasses, watches, luggage, handbags and purses under the Company's trademarks in the United States. The Company's wholesale license agreements typically require the wholesale licensee to pay royalties on revenues against a guaranteed minimum royalty that generally increases over the term of the agreement. All of the current United States wholesale license agreements will expire during the term of the Amended Target Agreement, and due to the exclusivity provisions contained in the Amended Target Agreement, after 2002 in many circumstances the Company will not be permitted to renew or extend such agreements under the terms of the Amended Target Agreement without the consent of Target.

  Pursuant to the Sideout Agreement, the Company acquired several existing wholesale licensing agreements in North America. Since entering the Sideout Agreement, in order to maximize the benefits of the Company's retail direct licensing strategy, the Company completed the planned termination of all but one of such wholesale licensing agreements. During Fiscal 1999, the Company entered into two new wholesale licensing agreements for the Sideout brand: (a) an exclusive agreement for sunglasses with Outlook Eyewear, a division of Bausch & Lomb Incorporated and (b) an exclusive agreement for watches and related time products with Genender International Inc. The total number of wholesale licensing agreements for the Sideout brand was three as of January 30, 1999.

  The Company's wholesale license agreements for the Sideout brand are for product categories including footwear, volleyballs, sunglasses, watches and related time products. The agreements have various expiration dates and contain three-to five-year renewal options. The footwear licensee sells men's, women's and children's footwear to many of the better department and specialty stores, including Nordstrom, Sportmart, Champs, Lady Footlocker, Bob's Stores and Miller's Outpost. The royalties derived from footwear licensee have grown substantially during the last two years. Minimum royalty guarantees total $784,000 for the remaining term of the wholesale license agreements. Renewal options held both by the licensees and the Company provide for minimum guaranteed royalties of $3,030,000 to the Company if such contracts are renewed.

  During Fiscal 1999, the Company received $1,316,000 in aggregate royalties from its wholesale licensing agreements, which accounted for 7% of the Company's consolidated revenues during such period.

International Licensing

  The Amended Target Agreement grants Target the rights to the Cherokee trademarks only in the United States. Additionally, the Company sold Spell C the United States, but not the international, rights to the Cherokee trademarks. Therefore, the Company will continue to seek to develop in several international markets both its Cherokee and Sideout brands through wholesale licenses with manufacturers or other companies that have market power and economies of scale in their respective markets.

  Suzuya Co. Ltd., the Company's Far East licensee for the past ten years, operated twenty-one Cherokee retail stores in Japan, and had eight sub-licensees that manufactured and sold Cherokee brand apparel and accessories to the Cherokee stores and to other unaffiliated retailers. In April 1997, the Suzuya licensing agreement was terminated and the Company signed a new master licensing agreement with Vantex, Inc. Vantex subsequently entered into four sub-licensing agreements for the further development of the Cherokee brand in Japan. During Fiscal 1999, however, Vantex filed for protection under Japan's bankruptcy laws and the master licensing agreement was terminated with no financial costs to the Company. The Company entered into interim licensing agreements, on terms substantially similar to the master license agreement, with the existing sub-licensees, Takaya, Sanmoto, Okudo and Takaishi, until such time as the Company entered into a new master licensing agreement. In January 1999, the Company entered into a new master licensing agreement with Japan-based Itochu Corporation. Under the terms of the agreement, Itochu will manufacture, promote, sell, distribute and sublicense products bearing the Cherokee brand in Japan. The term of the agreement is five years and the aggregate minimum guaranteed royalties for the first three years are $1,100,000.

  During Fiscal 1999, the Company entered into a master licensing agreement with Shanghai Eesli Trading Company, to manufacture, promote, sell and distribute products bearing the Company's Cherokee brand within the territories of the People's Republic of China, including Shanghai, Jiangsu, Beijing, Tianjin, Sichuan, Hubei, Gansu, Shanxi, Liaoning, Chongqing and Guangdong. The agreement covers a broad range of product categories including (a) women's sportswear and intimate apparel; (b) children's apparel; (c) women and children's footwear; (d) women's fashion accessories; and (e) cosmetics. The term of the agreement is for ten years and the aggregate minimum guaranteed royalties for the first three years is $1,275,000.

  The Company also entered into a license agreement with Mexico-based Bravo Enterprises, a manufacturer, distributor and marketer of prestige brands in Mexico. Under the terms of the agreement, Bravo Enterprises will manufacture, promote, sell and distribute several products bearing the Cherokee brand in Mexico.

  The Company currently has eight international wholesale and/or retail license agreements for the Cherokee brand, including a master licensing agreement with Mondragon, a Philippines company. Due to the poor economy in Korea, the Company terminated the licensing agreements with Kum Kyung Co. Ltd. and Joosung Enterprises Co., Ltd. with no financial costs to the Company.

  Pursuant to the Sideout Agreement, the Company acquired five international licensing agreements with respect to the Sideout brand and related trademarks. The Company's international licensing agreements for the Sideout and King of the Beach brands are all exclusive and cover countries including Argentina, Uruguay, Japan and Mexico, and product categories including volleyballs, men's, boy's and women's apparel and footwear. Sideout Mexico, the Company's Mexican licensee, currently distributes to department and specialty stores and has six Sideout stores throughout Mexico. During Fiscal 1999, the Company entered into a three-year licensing agreement with South Africa-based A M Moolla Group Limited, the second largest clothing manufacturer in South Africa. Under the terms of the AM Moola agreement, AM Moola will manufacture, promote, sell and distribute products bearing the Company's Sideout brand in South Africa , Botswana, Zimbabwe, Namibia, Mozambique, Angola, Swaziland, Lesotho, Tanzania and the Democratic Republic of Congo.

  During Fiscal 1999, the Company received $441,000 in aggregate royalties from its international license agreements, which accounted for 2% of the Company's consolidated revenues during such period.

Trademarks

  The Company holds various trademarks including Cherokee, Sideout, Sideout Sport, King of the Beach and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. The Company also holds trademark applications for Cherokee, Sideout, Sideout Sport and King of the Beach in numerous countries. The Company intends to renew these registrations as appropriate prior to expiration. The Company monitors on an ongoing basis unauthorized uses of its trademarks, and the Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect its intellectual property rights both domestically and internationally. See " Risk Factors."

Marketing

  The Company has positioned the Cherokee name to connote quality, comfort, fit and a "Casual American" lifestyle with traditional, wholesome values. The Sideout brand and related trademarks represent a beach-oriented, active, "California" lifestyle. The Company integrates its advertising, product, labeling and presentation to reinforce these brand images. The Company intends to continue to promote a positive image in marketing the Cherokee and Sideout brands through licensee-sponsored advertising. The Company's wholesale, retail and international license agreements provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. The Company principally relies on its licensees to advertise the Cherokee brand, and as a result the Company's advertising costs have been minimal.

  The Company developed a Web site, which utilizes a business-to-business E-commerce strategy. The Company's goal in developing the Web site is to enhance communication, information flow and networking with existing and prospective licensees. The Web site currently includes the profiles of the Company and its brands, certain of the Company's financial statements and press releases, as well as a secured area to support the Company's licensees with graphics, packaging and trim items, design concepts, new developments and other administrative needs.

  Internationally, the Company intends to continue to seek to develop both of its principal brands through license agreements and strategic alliances with manufacturers or other companies who have market power and economies of scale in their respective markets. The Company is also seeking to represent other companies in licensing their brands around the world, on a shared revenue basis. The Company will continue to market its brands and solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist the Company in this effort. The Company recently hired additional marketing staff to intensify the Company's international efforts to negotiate new license agreements and provide support and advice regarding advertising and merchandising concepts to existing licensees.

Competition

  Royalties paid to the Company under its licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Liz Claiborne and VF Corp. and private labels developed for retailers. Competitors with respect to the Sideout brand include Quicksilver, Mossimo, Nike and other activewear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States the Company's business plan focuses on creating strategic alliances with major retailers for their sale of products bearing the Company's brands through the licensing of the Company's trademarks directly to retailers. Therefore, the success of the Company is dependent on its licensees' ability to design, manufacture and sell products bearing the Company's brands and to respond to ever-changing consumer demands. Other companies owning established trademarks could also enter into similar arrangements with retailers. See "Risk Factors."

Employees

  As of January 30, 1999, the Company employed 13 persons. None of the Company's employees are represented by labor unions and the Company believes that its employee relations are satisfactory.

Risk Factors

  This Risk Factors section has been written with the goal of being responsive to the Security and Exchange Commission's recently enacted "Plain English" guidelines. In this section the words "we", "our", "ours" and "us" refer only to the Company and not any other person.

 Payments to us from our subsidiary, Spell C, are subject to a number of restrictions under the Amended Target Agreement.

  We cannot assure you that our subsidiary, Spell C, will distribute any significant amount of cash or property to us until after the maturity of the Secured Notes, if then. The Secured Notes indenture provides that any royalties payable under the Amended Target Agreement will be deposited directly into a collection account controlled by the trustee under the Secured Notes indenture. The trustee will distribute from the collection account the amount of principal due and payable to the holders on the Secured Notes on quarterly note payment dates. Excess amounts in the collection account may only be distributed to Spell C if the amount in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to us. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. See "Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes" and "North American Retail Direct Licensing." There is no assurance, therefore, that in the future there will be any excess amounts available to be distributed to us. We do not expect revenues deposited in the collateral account from sources other than the Amended Target Agreement to be significant during fiscal year 2000. We cannot predict with accuracy whether payments under the Amended Target Agreement will exceed the minimum guaranteed royalty, and if they do not, no distribution will be made to Spell C from the collateral account, and in turn, Spell C will have no funds available to distribute to us. If Spell C does not distribute any funds to us during the balance of the initial term of the Amended Target Agreement it could have a material adverse effect on our business, financial condition and results of operations.

  Our efforts to develop and market the recently acquired Sideout brand may not be successful.

  We acquired the Sideout brand and related trademarks in November 1997. See "Sideout Agreement." We are attempting to develop the Sideout brand through both domestic and international retail direct and wholesale licensing. Although the Sideout brand is a well-recognized, beach volleyball brand, there can be no assurance that our efforts to develop and market the Sideout brand will result in significant increases in royalty payments. Our failure to increase royalty payments from the Sideout brand could have a material adverse effect on the growth of our business.

  Our business is subject to intense competition.

  Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee's net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Liz Claiborne and VF Corp. and private labels developed for retailers. Competitors with respect to the Sideout brand include Quicksilver, Mossimo, Nike and other activewear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business, financial condition and results of operations. Other companies owning established trademarks could also enter into similar arrangements with retailers. See "Competition."

 Our business is dependent on Target Stores, which accounted for 76% of our consolidated licensing revenues in Fiscal 1999.

  During Fiscal 1999, 76% of our and Spell C's consolidated licensing revenues were generated from a single source, Target Stores, a division of Dayton Hudson Corporation. See "North American Retail Direct Licensing." We have assigned all our rights in the Amended Target Agreement to Spell C, which has in turn pledged the Amended Target Agreement as collateral for the Secured Notes. Spell C will be dependent on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for minimum annual royalty payments, if for any reason Target does not pay the minimum royalties, Spell C will likely be unable to meet, and will default on, its payment obligations under the indenture for the Secured Notes. We are not a guarantor of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes and the permanent loss of such trademarks as a result of a default would have a material adverse effect on our business, financial condition and results of operations. The Secured Notes mature and the initial term of the Amended Target Agreement expires at approximately the same time. At such time payments from the Amended Target Agreement, if extended or renewed, may be distributed by Spell C to us. If Target elects not to extend or renew the Amended Target License Agreement upon the expiration of its initial term, it could have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target royalty payments from other sources.

 We are dependent on our intellectual property and we cannot assure you that we will be able to successfully protect our rights.

  We and Spell C hold various trademarks including Cherokee, Sideout, Sideout Sport, King of the Beach and others in connection with apparel, footwear and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in several other countries. We and Spell C also hold numerous trademark applications for Cherokee, Sideout, Sideout Sport and King of the Beach in numerous countries. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property which could have a material adverse effect on our business, financial condition and results of operations. We are currently involved in one infringement action with respect to the use by a third party of the name Cherokee on two-way radios, which we believe will not have a material adverse effect on our business, financial condition and results of operations. However, in the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. While we currently have the resources to pursue or defend most infringement claims, any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

  We are dependent on our key management personnel.

  Our overall business and marketing strategy and current direction was principally conceived and implemented by Robert Margolis, our Chairman and Chief Executive Officer, with the assistance of Patricia Warren, our former President and Carol Gratzke, our Chief Financial Officer. On March 3, 1998, we announced the resignation of Patricia Warren as President of the Company. Ms. Warren worked with us through 1998 in selected special projects. Howard Siegel was appointed President of Operations in June 1998. Steven Ascher, the founder and former President of Sideout Sport Inc., was also appointed as Executive Vice President in June 1998. Despite the recent hires, the loss of the services of Mr. Margolis could have a material adverse effect on our business, financial condition and results of operations.

Item 2. PROPERTIES

  Since October 15, 1995, the Company has utilized a 3,000 square foot office facility in Van Nuys, California. This facility was leased until July 31, 1998 by The Wilstar Group ("Wilstar"), a business name used by The Newstar Group, to which Mr. Margolis serves as Chief Executive Officer. The Company used approximately one-half of such space and paid Wilstar for such usage at the rate of $.75 per square foot or $1,125 per month. In addition, the Company reimbursed Wilstar for one-half of certain costs relating to this office space. Beginning November 1, 1997, the Company increased its rental space to 3,685 square feet and paid Wilstar $2,762 in rent per month, which included costs relating to the office space. The Company also rented 4,000 square feet of Wilstar's warehouse as a storage facility and paid rent at a rate of $.50 per square foot. The Company believes that its rental of such space from Wilstar was on terms no less favorable than could be obtained from an unaffiliated third party. After the expiration of Wilstar's lease, the Company negotiated a new lease with the facility's owner. The initial term of the lease is for three years, the monthly rent is $8,500 and the Company has an option to extend the term of the lease for two additional three-year periods. The Company leased a 1,158 square foot showroom facility in Dallas, Texas, which lease expired on February 28, 1998.

Item 3. LEGAL PROCEEDINGS

  In the ordinary course of business, the Company from time to time becomes involved in legal claims and litigation. In the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against the Company is unlikely to have, individually or in the aggregate, a materially adverse effect on its business financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of holders of Common Stock during the final quarter of Fiscal 1999.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock traded on the NASDAQ Small Cap Issues Market under the symbol CHKE until October 28, 1998. On October 29, 1998, the Company's Common Stock began trading on the Nasdaq National Market System. The Company's Nasdaq trading symbol has remained CHKE. The table below sets forth for each of the fiscal quarters during the Company's last two fiscal years the range of the high and low bid information for the Common Stock and the cash dividends paid.

                                                                       Dividends
                                                         High   Low      Paid
                                                        ------ ------  ---------
   Eight Month Fiscal Period 1998
   ------------------------------
   Quarter ended August 30, 1997....................... 12      6 3/4    $0.20
   Quarter ended November 27, 1997..................... 15 1/8 10 3/4      --
   Two months ended January 31, 1998................... 17 1/4  7 1/4*    5.50

   Fiscal 1999
   -----------
   Quarter ended May 2, 1998...........................  8 3/4  7 3/8     0.50
   Quarter ended August 1, 1998........................ 11 5/8  8 3/4     0.25
   Quarter ended October 31, 1998...................... 10 7/8  7 5/8     0.25
   Quarter ended January 30, 1999......................  9 1/2  7 5/8     0.25

--------
* The stock price reflects a higher stock price prior to the $5.50 price adjustment due to the payment of the $5.50 special dividend on January 15, 1998.

  On April 14, 1999, the latest bid price for the Common Stock, reported on the NASDAQ National Market System, was $7 15/16 per share. As of April 14, 1999, the number of stockholders of record of the Common Stock was 1,050. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

  Over the past two years, the Company has generally paid a quarterly dividend. However, the payment of any future dividends will be at the discretion of the Company's Board and will be dependent upon the Company's financial condition, results of operations, capital requirements and other factors deemed relevant by the Company's Board.

Item 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial information, except as noted, has been taken or derived from the audited consolidated financial statements of the Company and its predecessor and should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-K. See "--
Item 8. Consolidated Financial Statements and Supplementary Data."

  Given the developments involving the Company during the last two fiscal years, such as the assignment of the Amended Target Agreement to Spell C, the sale of the rights to the Cherokee trademarks in the United States to Spell C and the issuance of the Secured Notes, the future results of the Company are expected to differ significantly from the Company's historical results, and therefore undue reliance should not be placed on the following selected consolidated financial information as indicative of future results.

                                                                                  Predecessor
                                          Successor Company                         Company
                          ------------------------------------------------------  -----------
                                      Eight Months  Year     Year       3 Months   9 Months
                          Year Ended     Ended      Ended    Ended       Ended       Ended
                          January 30, January 31,  May 31,  June 1,     June 3,    Feb. 25,
                             1999         1998      1997     1996         1995       1995
                          ----------- ------------ -------  -------     --------  -----------
                                     ($ In Thousands Except Per Share Data)
Statement of Operations
 Data:
Royalty revenues / Net
 sales..................   $ 19,307     $  8,553   $ 8,718  $13,899     $20,264    $ 65,623
Cost of goods sold......        --           --        184   10,445      16,310      54,994
                           --------     --------   -------  -------     -------    --------
Gross profit............     19,307        8,553     8,534    3,454       3,954      10,629
Selling, general and
 administrative
 expenses...............      6,428        4,192     3,406    4,460       5,153      19,097
Performance option
 expense................        --           --        --     4,567 (1)     --          --
Amortization of
 trademarks and
 goodwill...............        200           43       --       --          --          819
Operational
 restructuring..........        --           --        --       --        3,165         --
                           --------     --------   -------  -------     -------    --------
Operating income
 (loss).................     12,679        4,318     5,128   (5,573)     (4,364)     (9,287)
Other (income) expense..        --          (422)      (75)     (96)       (116)       (167)
Interest expense........      3,247          330         3      355         587       5,467 (2)
Investment and interest
 income.................       (638)        (525)     (460)    (543)        (24)       (107)
Gain on sale of Uniform
 Div and other assets...        --           --       (220)  (3,840)        --          --
Reorganization items....        --           --        --       --          --       54,093 (3)
                           --------     --------   -------  -------     -------    --------
Income(loss) before
 income taxes...........     10,070        4,935     5,880   (1,449)     (4,811)    (68,573)
Income tax expense
 (benefit)..............      3,982         (782)     (771)     --         (400)     (5,230)
                           --------     --------   -------  -------     -------    --------
Income (loss) before
 extraordinary item.....      6,088        5,717     6,651   (1,449)     (4,411)    (63,343)
Extraordinary item (net
 of income taxes).......        --           --        --       --          --       88,291 (3)
                           --------     --------   -------  -------     -------    --------
Net income (loss).......      6,088        5,717     6,651   (1,449)     (4,411)     24,948
Basic earnings (loss)
 per share (4)..........   $   0.70     $   0.73   $  0.87  $ (0.22)    $ (0.72)        --  (4)
Diluted earnings (loss)
 per share..............   $   0.70     $   0.68   $  0.82  $ (0.22)    $ (0.72)        --
Cash distribution of
 capital per share......        --      $   5.50       --   $  0.60         --          --
Cash dividends per
 share..................   $   1.25     $   0.20   $  0.35      --          --          --

                          January 30, January 31,  May 31,  June 1,     June 3,    Feb. 25,
                             1999         1998      1997     1996         1995      1995(3)
                          ----------- ------------ -------  -------     --------  -----------
Balance Sheet Data:
Working capital.........   $ (2,242)    $  4,445   $ 9,148  $   227     $ 2,836    $ 27,321
Total assets............     19,529       24,471    13,601    8,320      28,260      41,527
Long-term debt, net of
 current maturities.....     35,697       41,675       --       --          --       18,995
Stockholders' (deficit)
 equity.................    (29,879)     (25,646)   12,224    6,070       7,222      11,825

--------
(1) Represents a non-cash charge of $4,567,000 resulting from the exercise of Wilstar performance options. Wilstar is a related party, and Robert Margolis is the majority shareholder and Chief Executive Office of Wilstar.
(2) Interest expense includes non-cash charges of $4,361,000 for the nine months ended February 25, 1995.
(3) On December 14, 1994, the 1994 Plan of Reorganization was confirmed by the Bankruptcy Court and became effective on December 24, 1994. For financial statement purposes the effective date of the 1994 Plan of Reorganization was assumed to be February 25, 1995, the last day of the third quarter of the Company's 1994 fiscal year. The Company has implemented "fresh start" reporting; therefore all assets and liabilities have been restated to reflect the reorganization value of the Company and as such the June 3, 1995 balance sheet is that of a successor company.
(4) Earnings per share for periods subsequent to the adoption of fresh-start reporting as of February 25, 1995 is based on the weighted average number of common shares, including those yet to be distributed by the disbursing agent, appointed pursuant to the 1994 Plan, during the relevant periods. Per share data is not presented for periods ending prior to June 3, 1995, due to the general lack of comparability as a result of the revised capital structure of the Company under the 1994 Plan of Reorganization.

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

  The Company's operating strategy emphasizes domestic and international wholesale and retail direct licensing, whereby the Company grants wholesalers and retailers the license to use its trademarks on certain categories of merchandise. Under this operating strategy, the Company has been able to significantly reduce its overhead and ongoing operating costs as compared to before May 1995.

  In November 1997, the Company reaffirmed its strategic relationship with Target Stores, a division of Dayton Hudson Corporation, by entering into the Amended Target Agreement, which grants Target the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. See "--Item 1. Business. North American Retail Direct Licensing." Target will pay a royalty each fiscal year for the fiscal years ending January 31, 1999 through 2004, equal to the greater of (a) the Minimum Guaranteed Royalty for such year, or (b) a percentage of Target's net sales of Merchandise during such fiscal year which percentage varies according to the volume of sales of Merchandise during such fiscal year. The Minimum Guaranteed Royalty is $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000, and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004.

  As part of a recapitalization that occurred in September 1997, the Company sold to Spell C, its wholly-owned subsidiary, all of its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in the Amended Target Agreement in exchange for the proceeds from the sale of the Secured Notes. See "Item 1. Business. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes." Spell C issued for an aggregate of $47.9 million, privately placed Zero Coupon Secured Notes, yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee brand name and trademarks. The Secured Notes indenture provides that any royalties generated by the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture for distribution to holders of the Secured Notes. Excess amounts in the collection account may be distributed to Spell C only if the excess amounts exceed the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, will then be distributed by Spell C to the Company. Since the aggregate payments due under the Amended Target Agreement are $60 million and equal the aggregate Minimum Guaranteed Royalty payable under the Amended Target Agreement, which are also $60 million, there is no assurance that there will be any excess amounts to be distributed.

  Target commenced the initial sales of Cherokee brand merchandise in July 1996, and paid the Company $5,935,000 million during the fiscal year ended May 31, 1997, $6,428,000 million during the Eight Month Fiscal Period and paid to Spell C $14,604,000 million during Fiscal 1999, which accounted for 68%, 75% and 76%, respectively, of the Company's consolidated revenues during such periods. Royalties payable under the Amended Target Agreement appear in the Company's consolidated financial statements for the Eight Month Fiscal Period and Fiscal 1999. However, on a going-forward basis, most, if not all of such royalties will be distributed to the holders of the Secured Notes. See "Item 1. Risk Factors." Prior to the maturity of the Secured Notes, royalties from the Amended Target Agreement will be offset by principal payments to the holders of the Secured Notes in the amount of $9.0 million per year during the first two years and $10.5 million per year during the third through sixth years of Spell C's obligations under the indenture. During

Fiscal 1999, of the $14,604,000 in royalties received pursuant to the Amended Target Agreement, $6,750,000 was paid to the holders of the Secured Notes, $4,911,000 remains in a collection account for the benefit of the holders of Secured Notes and excess amounts totaling $2,943,000 were distributed to Spell
C. Spell C distributed $2,176,000 of such excess amounts to the Company on February 1, 1999. While the Company believes that royalties payable under the Amended Target Agreement may continue to exceed the Minimum Guaranteed Royalty, the Company cannot predict this with any accuracy. The revenues generated from all other licensing agreements during the fiscal year ended May 31, 1997 were $2,783,000, during the Eight Month Fiscal Period were $2,125,000 and during Fiscal 1999 were $4,703,000, which accounted for 32%, 25% and 24%, respectively, of the Company's revenues during such periods.

  In November 1997, the Company purchased the Sideout brand and related trademarks from Sideout Sport, Inc. for approximately $2.0 million and a portion of the future royalties generated by the Sideout brand. Pursuant to the Sideout Agreement, Cherokee paid $1.5 million at the closing of the acquisition and agreed to pay an additional $500,000 upon release of liens on the assets which were purchased. Most of the liens have since been released and $495,000 of the $500,000 holdback has been paid. Under the terms of the Sideout Agreement, the Company will also pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by the Company through licensing of the Sideout trademarks. Upon the earlier of such time as Cherokee has paid Sideout a total of $7.5 million or October 22, 2004, Cherokee will have no further obligation to pay Sideout Sport Inc. During Fiscal 1999, the Company made additional contingent payments of $205,000 under the Sideout Agreement. The Sideout brand generated licensing revenues from existing contracts of approximately $585,000 for Fiscal 1999. See "Item 1. Business. Sideout Agreement."

  During Fiscal 1999 the Company entered into five non-exclusive retail direct licensing agreements for the Sideout brand covering North America, which include Mervyn's California, Uptons, Gart Sport/Sportmart, Bob's Stores and Forzani Group Ltd. All of the retail direct licensing agreements cover categories of merchandise including (a) men's, women's and children's sportswear; (b) accessories; (c) luggage; sports bags and backpacks; (d) skin care products and (e) hats and their terms vary in length. The launch of the Sideout brand by the Company's retail direct licensees will occur in the first half of 1999. During Fiscal 1999, the Company also entered into an international wholesale licensing agreement with South Africa-based A M Moolla Group Limited and two North American wholesale licensing agreements for the Sideout brand: (a) an exclusive agreement for sunglasses with Outlook Eyewear, a division of Bausch & Lomb Incorporated and (b) an exclusive agreement for watches and related time products with Genender International Inc. The total number of retail stores these licensing agreements encompass is approximately
750. The Company intends to continue to actively pursue its retail direct licensing strategy to further develop the Sideout brand in the United States and internationally through retail direct and wholesale licensing.

  Under the Amended Target Agreement, in most cases, the Company or Spell C must receive Target's consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the agreement.

  The Company's current focus with respect to the Cherokee brand is to continue to develop that brand in several international markets through retail direct or wholesale licenses with manufacturers or other companies who have market power and economies of scale in the respective markets. In January 1999, the Company entered into a new master licensing agreement for Japan with Itochu Corporation. In August 1997, the Company entered into an international retail direct licensing agreement with granting Zellers the exclusive right in Canada to use the Cherokee brand in connection with a broad range of categories of merchandise. Zellers will pay the Company a minimum guaranteed royalty of $10.0 million over the five year initial term of the agreement. The Agreement is subject to annual minimum guarantees. Zellers launched its Cherokee program in early August 1998 and during the last six months of Fiscal 1999, Zellers paid to the Company $1,147,000 in royalty revenues for merchandise sold bearing the Cherokee brand.

  The Company is frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand become available on favorable terms, the Company currently has significant assets with which to pursue such an acquisition. In addition to acquiring brands, the Company is seeking to represent and manage, as an exclusive agent, other brands with respect to international marketing, licensing and distribution. As an exclusive agent, Cherokee would perform services, which include solicitation, contract completion, maintenance, development and administration of license or distribution agreements. The Company would receive a certain percentage of net royalties for the services it rendered as an exclusive agent. Cherokee intends to use its newly developed Web-site (www.cherokeegroup.com) to enhance its licensing activities.

  In 1997, the Company's Board changed the fiscal year end of the Company to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align the Company with its licensees who generally also operate and plan using such a fiscal year. Prior to this change the Company's fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest May 31. As a result, the 1997 fiscal year ended on May 31, 1997 and included 52 weeks, while the Eight Month Fiscal Period ended January 31, 1998 and included 35 weeks. Fiscal 1999 ended January 30, 1999 and included 52 weeks.

Results of Operations

  The following table sets forth for the periods indicated certain consolidated financial data of the Company. In December 1997, the Company entered into the Assignment Agreement and Spell C entered into the Indenture. In addition, the Company's historical financial statements (presented below) relating to the Year Ended May 31, 1997 and the Year Ended June 1, 1996, include operating results relating to the Apparel Division, Footwear Division and Uniform Division, all of which have been terminated or sold. Therefore, the historical financial statements are not indicative of the results of operations attributable to the ongoing Company or after giving effect to the Assignment Agreement or the indenture for the Secured Notes. Further, during the fiscal year ended January 30, 1999, $6,750,000 in royalty revenues from the Company were distributed to the holders of the Secured Notes.

                                                   Eight
                                       Eight      Months
                                       Months      Ended
                         Year Ended    Ended    January 31, Year Ended Year Ended
                         January 30,  January      1997      May 31,     June 1,
                            1999      31, 1998  (unaudited)    1997       1996
                         ----------- ---------- ----------- ---------- -----------
Royalty Revenues / Net
 Sales
  Apparel Division...... $       --  $      --  $      --   $      --  $ 7,846,000
  Footwear Division.....         --         --         --          --    2,331,000
  Licensing Division....  19,307,000  8,553,000  4,723,000   8,333,000   1,421,000
  Other(1)/Uniforms.....         --         --     366,000     385,000   2,301,000
    Total Company....... $19,307,000 $8,553,000 $5,089,000  $8,718,000 $13,899,000
                         =========== ========== ==========  ========== ===========
Gross Profit
  Apparel Division...... $       --  $      --  $      --   $      --  $ 1,217,000
  Footwear Division.....         --         --         --          --       56,000
  Licensing Division....  19,307,000  8,553,000  4,723,000   8,333,000   1,421,000
  Other(1)/Uniforms.....         --         --     183,000     201,000     760,000
    Total Company....... $19,307,000 $8,553,000 $4,906,000  $8,534,000 $ 3,454,000
                         =========== ========== ==========  ========== ===========
Selling, general ,
 administrative and
 Amortization expenses.. $ 6,628,000 $4,235,000 $1,778,000  $3,406,000 $ 4,460,000
Performance option
 expense................         --         --         --          --  $ 4,567,000(2)
Operating income
 (loss)................. $12,679,000 $4,318,000 $3,128,000  $5,128,000 $(5,573,000)

--------
(1) Other sales include the liquidation of the remaining sweatshirt inventory during fiscal year ended May 31, 1997.
(2) A non-cash charge of $4,567,000 resulting from the exercise of performance options for the year ended June 1, 1996.

Fiscal 1999 compared to Comparative 1998

  In Fiscal 1999, revenues increased 58% to $19,307,000 from $12,182,000 for the unaudited 12 month period ended January 30, 1998, used for comparative purposes ("Comparative 1998"). Revenues for both Fiscal 1999 and Comparative 1998 were generated solely from licensing the Company's trademarks. Revenues from Target for Fiscal 1999 and Comparative 1998 were $14,604,000 or 76% and $8,884,000 or 73%, respectively, of revenues. Revenues from all other sources for Fiscal 1999 and Comparative 1998 were $4,703,000 or 24% and $3,298,000 or 27%, respectively, of revenues.

  Selling, general and administrative expenses (excluding trademark amortization expense of $200,000) for Fiscal 1999 were $6,428,000 or 33% of revenues compared to $5,950,000 or 49% of revenues for Comparative 1998. During Fiscal 1999, selling, general and administrative expenses increased due to expenses of approximately $200,000 in amortization of the Company's trademarks, $260,000 in salaries for additional marketing staff to intensify the Company's domestic and international efforts to negotiate contracts, $206,000 in amortization of the securitization fees, which were incurred by Spell C in completing the recapitalization and $1,770,000 in accrued management bonus.

  The Company's interest expense for Fiscal 1999 and Comparative 1998 was $3,247,000 and $330,000, respectively. The interest expense is attributable to the Secured Notes. The Company's investment and interest income for Fiscal 1999 and Comparative 1998 was $638,000 and $690,000, respectively.

  The Company's net income for Fiscal 1999 was $6,088,000 or $0.70 per diluted share compared to a net income of $8,862,000 or $1.05 per diluted share for Comparative 1998, a period in which an income tax benefit of $1,553,000 or $0.18 per diluted share was booked due to net operating loss carryforwards ("NOL's"). For Fiscal 1999, the Company booked for GAAP purposes a tax provision of $3,982,000 or $0.46 per diluted share, which amounts were offset against the Company's deferred tax asset account.

  For Fiscal 1999, the income tax provision was calculated using an effective tax rate of 39.5%. At January 30, 1999, the Company has federal NOL's, generated subsequent to the Company's 1994 reorganization, of approximately $5,175,000, which will begin to expire in 2011. The Company believes utilization of these losses is not subject to Internal Revenue Code Section 382 limitations. The Company has fully utilized the California NOL's generated after the 1994 reorganization.

Eight Months Ended January 31, 1998 Compared to Eight Months Ending February 1, 1997

  Revenues for the Eight Month Fiscal Period ended January 31, 1998 were $8,553,000, 100% of which represented licensing revenues. In comparison, net sales for the unaudited eight months ended February 1, 1997 (the "1997 Eight Months") were $5,089,000, which included $4,723,000 in licensing revenues with the remaining sales from the liquidations of apparel and footwear inventories. As a percentage of total revenues for the 1997 Eight Months, licensing revenues represented 93%. Revenues from Target for the Eight Month Fiscal Period were $6,428,000, which represented 75% of net revenues. Revenues from all other sources for the Eight Month Fiscal Period were $2,125,000, which represented 25% of net revenues.

  The Company's gross profit margin for the Eight Month Fiscal Period was $8,553,000 or 100% of net revenues compared to $4,906,000 or 96% of net sales for the 1997 Eight Months. The gross profit percentage is not comparable to historical levels as a result of the Company ceasing to manufacture and import apparel and footwear and selling its inventories.

  Selling, general and administrative expenses (excluding amortization expense of $43,000) for the Eight Month Fiscal Period were $4,192,000 or 49% of net revenues compared to $1,778,000 (net of certain other liabilities totaling $700,000 which were deemed no longer necessary), or 35% of net sales for the 1997 Eight Months. During the Eight Month Fiscal Period, selling, general and administrative expenses increased due to the payment of $474,000 in financial advisory services, $240,000 in staff bonuses, the addition of marketing staff to intensify the Company's international efforts to negotiate contracts, and the development of advertising materials to expand the Company's global marketing and to maintain the synergy of the Cherokee brand image on a worldwide basis. Selling, general and administrative expenses for the Eight Month Fiscal Period included certain non-recurring expenses totaling $474,000.

Liquidity and Capital Resources

  On January 30, 1999, the Company had $7,347,000 in cash and cash equivalents, including restricted cash of $4,500,000. Cash flow needs over the next twelve months are expected to be met through the operating cash flows generated from licensing revenues and the Company's cash and cash equivalents.

  During Fiscal 1999, cash provided by operations was $12,818,000. During Fiscal 1999, cash used in investing activities was $957,000 due mainly to $216,000 in office equipment and leasehold improvements to the office facility and $741,000 in trademark purchases and registration fees. During Fiscal 1999, cash used in financing activities was $14,789,000, excluding restricted cash, which represented the net from the proceeds received from the exercise of stock options, the Secured Notes payments and the cash dividend distributions made during Fiscal 1999.

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

  Because the Company's primary business is marketing and licensing its trademarks, the Company has only modest information technology requirements and resources, none of which is critical to the Company's day-to-day operations. Based on a recent assessment of the Company's computer hardware and software, it has been determined that more than 95% of the Company's hardware and software systems are either currently Year 2000 compliant or have an existing upgrade available from the software vendor that is Year 2000 compliant. All systems that are not currently Year 2000 compliant will either be upgraded to be Year 2000 compliant or replaced with alternative systems that are Year 2000 compliant over the next eight months. The Company expects the costs to upgrade or replace such systems will not exceed approximately $12,000.

  The Company does not expect that the achievement of Year 2000 compliance by the Company will have a material impact on its financial condition or results of operations. However, the Company's financial condition or results of operations could be materially adversely effected if its significant licensees fail to adequately address and correct Year 2000 problems and such failures result in the interruption of royalty payments or lower royalty payments. The Company has no control over its licensees' Year 2000 compliance and as a result the Company cannot develop a contingency plan to respond to any material failures by its licensees to achieve Year 2000 compliance. The Company has contacted its most significant licensees in an effort to determine the status of their Year 2000 compliance efforts. The Company has received information that these licensees have evaluated the impact, assessed the potential problems of Year 2000 and they are currently taking steps to be in compliance in a timely manner. Notwithstanding, there can be no assurance that the Company's significant licensees will be Year 2000 compliant in a timely manner, and as discussed above, their failure to do so could materially adversely effect the Company

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements because the Company is not involved in derivative instruments and hedging activities.

Subsequent Events

  On March 1, 1999, the Company announced the hiring of Oliver E. Wood, Jr. as Executive Vice-President of International Licensing. Mr. Wood has had extensive international management, marketing and licensing experience in the apparel, footwear and sports products industries. In his role as Executive Vice President of International Licensing, Mr. Wood will help lead the Company to further develop internationally its Cherokee and Sideout brands as well as other brands it may acquire or represent in the future.

  On April 14, 1998, the Company announced that its Board of Directors had declared a cash dividend of $0.25 per share to be distributed on May 21, 1999 to the Company's shareholders of record on the close of business on April 30, 1999.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

  Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

  Interest: From time to time the Company invests its excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet of the Company and do not represent a material interest rate risk to the Company. The Company's only long-term debt obligations are the Secured Notes, which are zero-coupon secured notes yielding interest of 7.0% interest per annum. This long-term debt obligation does not represent a material interest rate risk to the Company.

  Foreign Currency: The Company conducts business in various parts of the world. The Company is exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where the Company's licensees do business. For Fiscal 1999, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where the Company operates was not material.

Special Note Regarding Forward-Looking Statements

  This Annual Report on Form 10-K contains certain forward-looking statements, including without limitation, statements containing the words, "believes," "anticipates," "estimates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company is subject to certain risk factors, which include, but are not limited to, restrictions on distributions by Spell C, uncertainty regarding the Sideout brand, competition, dependence on a single licensee, dependence on intellectual property rights, and dependence on key management and other factors referenced in this Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Form 10-K, including without limitation under the captions, "Item 1. Business-Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in conjunction with the risk factors listed under "Item 1. Business-Risk Factors." Given the known and unknown risks and uncertainties, undue reliance should not be placed on the forward-looking statements contained herein. In addition, the Company disclaims any intent or obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CHEROKEE INC.
Report of Independent Accountants.........................................  F-1
Consolidated Balance Sheets At January 30, 1999, January 31, 1998 and May
 31, 1997.................................................................  F-2
Consolidated Statements of Operations For the Years Ended January 30, 1999
 and for the Eight Months Ended January 31, 1998 and for the Years Ended
 May 31, 1997 and June 1, 1996............................................  F-3
Consolidated Statements of Stockholders' Equity (Deficit) For the Years
 Ended January 30, 1999 and for the Eight Months Ended January 31, 1998
 and for the Years Ended May 31, 1997 and June 1, 1996....................  F-4
Consolidated Statements of Cash Flows For the Years Ended January 30, 1999
 and for the Eight Months Ended January 31, 1998 and for the Years Ended
 May 31, 1997 and June 1, 1996............................................  F-5
Notes to Financial Statements.............................................  F-6

SCHEDULES

 11  Valuations and Qualifying Accounts and Reserves......................  F-19

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders scheduled to be held on June 14, 1999, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 30, 1999. The following table sets forth information with respect to each of the Company's current executive officers.

             Name, Age and                   Principal Occupation for Past Five Years;
   Present Position with the Company                    Business Experience
   ---------------------------------         -----------------------------------------
Robert Margolis, 51                       Mr. Margolis was appointed Chairman of the Board
 Director, Chairman of the Board of       and Chief Executive Officer of the Company on
 Directors                                May 5, 1995. Mr. Margolis was the co-founder of
 and Chief Executive Officer              the Company's Apparel Division in 1981. He had
                                          been the Co-Chairman of the Board of Directors,
                                          President and Chief Executive Officer of the
                                          Company since June 1990 and became Chairman of
                                          the Board on June 1, 1993. Mr. Margolis resigned
                                          all of his positions with the Company on
                                          October 31, 1993 and entered into a one-year
                                          consulting agreement with the Company. Since
                                          1994 Mr. Margolis has been Chief Executive
                                          Officer and a Director of a privately owned
                                          company operates various textiles and apparel
                                          related enterprises, including a private label
                                          manufacturing operation. Wilstar's private label
                                          manufacturing operations were sold to an
                                          unrelated party in April 1997. Wilstar provides
                                          Mr. Margolis' services as Chief Executive
                                          Officer of the Company pursuant to the terms of
                                          a management agreement between the Company and
                                          Wilstar.

Howard Siegel, 43                         Mr. Siegel has been employed by Cherokee since
 President-Operations                     January 1996 as Vice President of Operations and
                                          administration and became President of
                                          Operations on June 1, 1998. Prior to January
                                          1996, Mr. Siegel had a long tenure in the
                                          apparel business industry working as a Senior
                                          Executive for both Federated Department stores
                                          and Carter Hawley Hale Broadway stores. He was
                                          instrumental in the reorganization of Carter
                                          Hawley Hale prior to joining Cherokee.

Carol Gratzke, 50                         Ms. Gratzke returned to Cherokee in November
 Chief Financial Officer                  1995 as its Chief Financial Officer. From August
                                          1986 to July 1994, she was the Controller and,
                                          for a portion of such period, the Chief
                                          Financial Officer of the Apparel & Uniform
                                          Divisions. From July 1994 to September 1995, she
                                          was Executive Vice President of Finance for a
                                          Los Angeles based apparel manufacturing company.

             Name, Age and                   Principal Occupation for Past Five Years;
   Present Position with the Company                    Business Experience
   ---------------------------------         -----------------------------------------
Stephen Ascher, 36                        Mr. Ascher joined Cherokee in November 1997 when
 Executive Vice President, North America  the worldwide rights of the Sideout brand were purchased in November 1997. In November 1983,
                                          Mr. Ascher founded Sideout Sport, Inc. and the
                                          original concept of Sideout Sport as a line of
                                          clothing that would be functional and classic,
                                          both on and off the volleyball court. He was the
                                          President and CEO of Sideout Sport through
                                          October 1997. and the former President of
                                          Sideout Sport Inc.

Oliver E. Wood, Jr., 56                   Mr. Wood joined Cherokee in March 1999 as
 Executive Vice President,                Executive Vice President of International
 International Marketing                  Marketing. He has extensive international
                                          management, marketing and licensing experience
                                          in the apparel, footwear and sports products
                                          industries. From 1987 to March 1996, Mr. Wood
                                          was Corporate Vice President, International
                                          division of Oshkosh B'Gosh, Inc. Other career
                                          experience included management of international
                                          divisions for Levi Strauss, Healthtex and
                                          Genesco. From March 1996 to March 1999, he was
                                          president of his own international consulting
                                          firm.

Item 11.  EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders scheduled to be held on June 14, 1999, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 30, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders scheduled to be held on June 14, 1999, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 30, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders scheduled to be held on June 14, 1999, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 30, 1999.

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

  3.2    Bylaws of Cherokee Inc. (incorporated by reference from Exhibit 3.2 of
         Cherokee Inc.'s Form 10 dated April 24, 1995).

  4.1    Indenture, dated December 23, 1997, among SPELL C. LLC, as issuer, and
         Wilmington Trust Company, as trustee, with respect to the Zero Coupon
         Secured Notes (incorporated by reference from Exhibit 4.3 of Cherokee
         Inc.'s Form 10-K dated January 31, 1998).

  4.2    Security Agreement dated December 23, 1997, between SPELL C. LLC and
         Wilmington Trust Company (incorporated by reference from Exhibit 4.4 of Cherokee Inc.'s Form 10-K dated January 31, 1998).

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


 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.9    License Agreement between Cherokee Inc. and Target Stores, a division of Dayton-Hudson Corporation, dated August 15, 1995 (incorporated by reference from Exhibit 10.9 of Cherokee Inc.'s Form 10-K dated June 3,
         1995).

 10.10   Amendment No. 2 to the Revised and Restated Wilstar Management
         Agreement dated July 21, 1997 (incorporated by reference from Exhibit
         10.11 of Cherokee Inc.'s Form 10-K dated May 31, 1997).

 10.11   Amendment No. 3 to the Revised and Restated Wilstar Management
         Agreement dated July 21, 1997 (incorporated by reference from Exhibit
         10.12 of Cherokee Inc.'s Form 10-K dated May 31, 1997).

 10.12   Plan for Compensation in Lieu of Cash Dividends, dated January 15,
         1997 (incorporated by reference from Exhibit 10.13 of Cherokee Inc.'s
         Form 10-K dated May 31, 1997).

 10.13   Agreement of Purchase and Sale of Trademarks and Licenses between
         Cherokee Inc. and Sideout Sport, Inc. dated November 7, 1997
         (incorporated by reference from Exhibit 2.1 of Cherokee Inc.'s Current
         Report on Form 8-K dated November 7, 1997).

 10.14   License Agreement between Cherokee Inc. and Dayton Hudson Stores dated
         November 12, 1997 (incorporated by reference from Exhibit 10.1 of
         Cherokee Inc.'s Current Report on Form 8-K dated November 7, 1997).

 10.15 Note Purchase Agreement dated December 23, 1997, between SPELL C. LLC and the purchasers listed on the signature pages thereto (incorporated by reference from Exhibit 10.16 of Cherokee Inc.'s Form 10-K dated
         January 31, 1998).

 10.16   Trademark Purchase and License Assignment Agreement dated December 23,
         1997 between SPELL C. LLC and Cherokee Inc. (incorporated by reference from Exhibit 10.17 of Cherokee Inc.'s Form 10-K dated January 31,
         1998).

 10.17   Administrative Services Agreement dated December 23, 1997, between
         SPELL C. LLC and Cherokee Inc. (incorporated by reference from Exhibit
         10.18 of Cherokee Inc.'s Form 10-K dated January 31, 1998).

 10.18   Limited Liability Company Agreement of SPELL C. LLC dated as of
         December 23, 1997, between SPELL C. LLC and Cherokee Inc.
         (incorporated by reference from Exhibit 10.19 of Cherokee Inc.'s Form
         10-K dated January 31, 1998).

 21.1    Subsidiaries of Cherokee Inc. (incorporated by reference from Exhibit
         21.1 of Cherokee Inc.'s Form 10-K dated January 31, 1998).

 23.1    Consent of Independent Auditors dated April 19, 1999.

 27.1    Article 5 of Regulation S-X-- Financial Data Schedule

(b) Reports on Form 8-K.

  none

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHEROKEE INC.

                                          By       /s/ Robert Margolis
                                            -----------------------------------
                                                     Robert Margolis
                                          Chairman and Chief Executive Officer

                                          Date: April 19, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ Robert Margolis           Chairman and Chief Executive    April 19, 1999
____________________________________ Officer and Director
           Robert Margolis


        /s/ Carol Gratzke            Chief Financial Officer /       April 19, 1999
____________________________________ Chief Accounting Office
            Carol Gratzke

         /s/ Timothy Ewing           Director                        April 19, 1999
____________________________________
            Timothy Ewing

          /s/ Keith Hull             Director                        April 19, 1999
____________________________________
             Keith Hull

       /s/ Douglas Weitman           Director                        April 19, 1999
____________________________________
          Douglas Weitman

         /s/ Jess Ravich             Director                        April 19, 1999
____________________________________
             Jess Ravich

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Cherokee Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cherokee Inc. and its subsidiaries at January 30, 1999, January 31, 1998 and May 31, 1997, and the results of their operations and their cash flows for the year ended January 30, 1999, the eight month period ended January 31, 1998, and the two years ended May 31, 1997 and June 1, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 30, 1999

                                 CHEROKEE INC.

                          CONSOLIDATED BALANCE SHEETS

                                         January 30,   January 31,     May 31,
                                             1999          1998         1997
                                         ------------  ------------  -----------
ASSETS
Current assets:
  Cash and cash equivalents............  $  2,847,000  $ 10,275,000  $ 9,391,000
  Restricted cash......................     4,500,000           --           --
  Receivables, net.....................     3,232,000     2,347,000    1,024,000
  Inventories..........................           --         45,000       80,000
  Prepaid expenses and other current
   assets..............................        29,000       220,000       30,000
  Deferred tax asset...................       861,000           --           --
                                         ------------  ------------  -----------
    Total current assets...............    11,469,000    12,887,000   10,525,000
Securitization fees, net of accumulated
 amortization of $206,000, $17,000 and
 $0, respectively......................     1,018,000     1,218,000          --
Deferred tax asset.....................     3,527,000     7,576,000    2,408,000
Property and equipment, net of
 accumulated depreciation of
 $95,000,$63,000 and $40,000,
 respectively..........................       233,000        49,000       48,000
Trademarks, net........................     3,176,000     2,703,000      577,000
Other assets...........................       106,000        38,000       43,000
                                         ------------  ------------  -----------
    Total assets.......................  $ 19,529,000  $ 24,471,000  $13,601,000
                                         ============  ============  ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable.....................  $    280,000  $    645,000  $   210,000
  Dividends payable....................     2,176,000           --           --
  Other accrued liabilities............     1,755,000       522,000      417,000
  Current portion of long term notes
   payable.............................     9,000,000     6,525,000          --
                                         ------------  ------------  -----------
    Total current liabilities..........    13,211,000     7,692,000      627,000
Other liabilities......................       500,000       750,000      750,000
Notes payable less current portion.....    35,697,000    41,675,000          --
                                         ------------  ------------  -----------
    Total liabilities..................    49,408,000    50,117,000    1,377,000
                                         ------------  ------------  -----------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.02 par value,
 20,000,000 shares authorized,
 8,705,428, 8,612,657 and 7,726,986
 shares issued and outstanding at
 January 30, 1999, January 31, 1998,
 and May 31, 1997, respectively........       174,000       173,000      155,000
Additional paid-in capital.............           --            --    11,334,000
Accumulated deficit....................   (27,919,000)  (23,806,000)     735,000
Note receivable from stockholder.......    (2,134,000)   (2,013,000)         --
                                         ------------  ------------  -----------
    Total stockholders' (deficit)
     equity............................   (29,879,000)  (25,646,000)  12,224,000
                                         ------------  ------------  -----------
    Total liabilities and stockholders'
     (deficit) equity..................  $ 19,529,000  $ 24,471,000  $13,601,000
                                         ============  ============  ===========

   The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Eight Months
                             Year Ended      Ended     Year Ended  Year Ended
                             January 30,  January 31,   May 31,      June 1,
                                1999          1998        1997        1996
                             -----------  ------------ ----------  -----------
Revenues:
Product sales, net.........  $       --    $      --   $  385,000  $12,478,000
Licensing revenues.........   19,307,000    8,553,000   8,333,000    1,421,000
                             -----------   ----------  ----------  -----------
  Total net revenues.......   19,307,000    8,553,000   8,718,000   13,899,000
Cost of goods sold.........          --           --      184,000   10,445,000
                             -----------   ----------  ----------  -----------
Gross profit...............   19,307,000    8,553,000   8,534,000    3,454,000
Selling, general and
 administrative expenses...    6,428,000    4,192,000   3,406,000    4,460,000
Performance option
 expense...................          --           --          --     4,567,000
Amortization of
 trademarks................      200,000       43,000         --           --
                             -----------   ----------  ----------  -----------
Operating income (loss)....   12,679,000    4,318,000   5,128,000   (5,573,000)
Other income (expenses):
Interest expense...........   (3,247,000)    (330,000)     (3,000)    (355,000)
Investment and interest
 income....................      638,000      525,000     460,000      543,000
Gain on sale of Uniform
 Division and other
 assets....................          --           --      220,000    3,840,000
Other income...............          --       422,000      75,000       96,000
                             -----------   ----------  ----------  -----------
  Total other income
   (expenses), net.........   (2,609,000)     617,000     752,000    4,124,000
Income (loss) before income
 taxes.....................   10,070,000    4,935,000   5,880,000   (1,449,000)
Income tax provision
 (benefit).................    3,982,000     (782,000)   (771,000)         --
                             -----------   ----------  ----------  -----------
Net income (loss)..........  $ 6,088,000   $5,717,000  $6,651,000  $(1,449,000)
                             ===========   ==========  ==========  ===========
Basic earnings (loss) per
 share.....................  $      0.70   $     0.73  $     0.87  $     (0.22)
                             ===========   ==========  ==========  ===========
Diluted earnings (loss) per
 share.....................  $      0.70   $     0.68  $     0.82  $     (0.22)
                             ===========   ==========  ==========  ===========
Weighted average shares
 outstanding:
Basic......................    8,683,601    7,866,862   7,688,521    6,480,443
Diluted....................    8,706,011    8,412,768   8,154,311    6,480,443


   The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                            Accumulated     Notes
                             Common Stock      Additional   (Deficit)/   Receivable
                          --------------------   Paid-in     Retained       from
                           Shares    Par Value   Capital     Earnings    Stockholder     Total
                          ---------  --------- -----------  -----------  -----------  -----------
Balance at June 3,
 1995...................  6,096,000   122,000   11,703,000   (4,411,000)   (192,000)    7,222,000
Issuance of new common
 stock..................    366,667     7,000       (7,000)         --          --            --
Exercise of director
 warrants, employee
 stock options and
 performance options....  1,694,739    35,000    4,620,000          --          --      4,655,000
Purchase and retirement
 of treasury shares.....    (31,593)   (1,000)     (60,000)     (56,000)        --       (117,000)
Cancellation of shares
 held and returned by
 disbursing agent.......   (475,000)  (10,000)      10,000          --          --            --
Distribution of
 capital................        --        --    (4,289,000)         --          --     (4,289,000)
Repayment on note
 receivable.............        --        --           --           --       48,000        48,000
Net loss for the year
 ended June 1, 1996.....        --        --           --    (1,449,000)        --     (1,449,000)
                          ---------   -------  -----------  -----------  ----------   -----------
Balance at June 1,
 1996...................  7,650,813   153,000   11,977,000   (5,916,000)   (144,000)    6,070,000
Exercise of director
 warrants and employee
 stock options..........     95,000     2,000      404,000          --          --        406,000
Cancellation of shares
 held and returned by
 disbursing agent.......    (18,827)      --           --           --          --            --
Cash dividend
 distributions..........        --        --    (2,529,000)         --          --     (2,529,000)
Utilization of pre-
 bankruptcy NOL
 carryforwards..........        --        --     1,482,000          --          --      1,482,000
Repayment on note
 receivable.............        --        --           --           --      144,000       144,000
Net income for the year
 ended May 31, 1997.....        --        --           --     6,651,000         --      6,651,000
                          ---------   -------  -----------  -----------  ----------   -----------
Balance at May 31,
 1997...................  7,726,986   155,000   11,334,000      735,000         --     12,224,000
Exercise of director
 warrants and employee
 stock options..........    885,671    18,000    2,850,000          --          --      2,868,000
Cash dividend
 distributions..........        --        --   (18,661,000) (30,258,000)        --    (48,919,000)
Utilization of pre-
 bankruptcy NOL
 carryforwards..........        --        --     1,727,000          --          --      1,727,000
Stock option tax
 benefit................        --        --     2,750,000          --          --      2,750,000
Note receivable from
 stockholder............        --        --           --           --   (2,013,000)   (2,013,000)
Net income for the eight
 months ended January
 31, 1998...............        --        --           --     5,717,000         --      5,717,000
                          ---------   -------  -----------  -----------  ----------   -----------
Balance at January 31,
 1998...................  8,612,657   173,000          --   (23,806,000) (2,013,000)  (25,646,000)
Exercise of director
 warrants and employee
 stock options..........     92,771     1,000      667,000          --          --        668,000
Cash dividend
 distributions..........        --        --      (667,000) (10,210,000)        --    (10,877,000)
Utilization of pre-
 bankruptcy NOL
 carryforwards..........        --        --           --         9,000         --          9,000
Stock option tax
 benefit................        --        --           --           --          --            --
Note receivable from
 stockholder............        --        --           --           --     (121,000)     (121,000)
Net income for the year
 ended January 30,
 1999...................        --        --           --     6,088,000         --      6,088,000
                          ---------   -------  -----------  -----------  ----------   -----------
Balance at January 30,
 1999...................  8,705,428   174,000          --   (27,919,000) (2,134,000)  (29,879,000)

   The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Eight Months
                           Year Ended      Ended      Year Ended
                          January 30,   January 31,     May 31,     Year Ended
                              1999          1998         1997      June 1, 1996
                          ------------  ------------  -----------  ------------
OPERATING ACTIVITIES
Net (loss) income.......  $  6,088,000  $  5,717,000  $ 6,651,000  $ (1,449,000)
Adjustments to reconcile
 net (loss) income to
 net cash provided by
 operating activities:
 Depreciation and
  amortization..........        32,000        23,000       19,000        18,000
 Amortization of
  trademarks............       200,000        43,000          --            --
 Amortization of
  securitization fees...       206,000        17,000          --            --
 Amortization of debt
  discount..............     3,247,000       330,000          --            --
 Provision for bad
  debts.................           --            --      (112,000)      112,000
 Gain on Sale of
  Uniform Division......           --            --           --     (1,588,000)
 Interest income on
  note receivable from
  stockholder...........      (121,000)      (13,000)         --            --
 Deferred taxes.........     3,197,000    (3,058,000)    (926,000)          --
 Stock option tax
  benefit...............           --      2,367,000          --            --
 Amortization of
  discount on note
  receivable............           --            --           --        108,000
 Performance option
  exercise expense......           --            --           --      4,567,000
Changes in current
 assets and liabilities:
   Receivables..........      (885,000)   (1,573,000)    (218,000)   10,747,000
   Inventories..........        45,000        35,000      176,000    11,274,000
   Prepaids and other
    current assets......       191,000      (190,000)     (20,000)      496,000
   Accounts payable.....      (365,000)      435,000     (122,000)   (1,348,000)
   Accrued payroll and
    related expenses....     1,233,000       105,000          --     (1,559,000)
   Other liabilities....      (250,000)          --      (750,000)   (1,668,000)
                          ------------  ------------  -----------  ------------
   Net cash provided by
    operating
    activities..........    12,818,000     4,238,000    4,698,000    19,710,000
INVESTING ACTIVITIES
Purchases of trademark..  $   (673,000) $ (2,169,000) $  (458,000) $   (119,000)
Purchase of property and
 equipment..............      (216,000)      (24,000)     (23,000)      (25,000)
Proceeds from sales of
 assets held for sale...           --            --     3,576,000        89,000
Purchase of treasury
 shares.................           --            --           --       (117,000)
Restricted cash.........           --            --       310,000      (310,000)
Repayment on note
 receivable from
 stockholder............           --            --       144,000        48,000
Change in other assets..       (68,000)        5,000       99,000        60,000
Collection of notes
 receivable.............           --        250,000    1,961,000           --
                          ------------  ------------  -----------  ------------
   Net cash (used in)
    provided by
    investing
    activities..........      (957,000)   (1,938,000)   5,609,000      (374,000)
FINANCING ACTIVITIES
Increase in restricted
 cash...................    (4,500,000)          --           --            --
Payment of long-term
 debt...................    (6,750,000)          --           --            --
Net proceeds from the
 issuance of long-term
 debt...................           --     47,870,000          --            --
Debt issuance costs.....        (6,000)   (1,235,000)         --            --
Net payments on
 revolving credit and
 other..................           --            --           --    (14,213,000)
Note receivable from
 stockholder............           --     (2,000,000)         --            --
Proceeds from exercise
 of stock options.......       668,000     2,786,000      336,000        64,000
Proceeds from exercise
 of warrants............            --        82,000       70,000        24,000
Cash distributions and
 dividends..............    (8,701,000)  (48,919,000)  (2,529,000)   (4,289,000)
                          ------------  ------------  -----------  ------------
   Net cash used in
    financing
    activities..........   (19,289,000)   (1,416,000)  (2,123,000)  (18,414,000)
                          ------------  ------------  -----------  ------------
(Decrease) increase in
 cash and cash
 equivalents............    (7,428,000)      884,000    8,184,000       922,000
Cash and cash
 equivalents at
 beginning of period....    10,275,000     9,391,000    1,207,000       285,000
                          ------------  ------------  -----------  ------------
Cash and cash
 equivalents at end of
 period.................  $  2,847,000  $ 10,275,000  $ 9,391,000  $  1,207,000
                          ============  ============  ===========  ============
TOTAL PAID DURING
 PERIOD:
 Income taxes...........  $    221,000  $     64,000  $     4,600  $        --
 Interest...............  $    298,000  $        --   $     3,000  $    355,000
NON-CASH TRANSACTIONS:
 Declaration of cash
  dividend..............  $  2,176,000  $        --   $       --   $        --
 Utilization of pre-
  bankruptcy NOL
  carryforwards.........  $      9,000  $  1,727,000  $ 1,482,000  $         --

   The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

  Cherokee Inc. (the "Company") is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns. The Company is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. The Company's operating strategy emphasizes retail direct, wholesale and international licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise and the licensees are responsible for designing and manufacturing the merchandise. The Company and its wholly-owned subsidiary, Spell C. LLC ("Spell C"), hold several trademarks including Cherokee(R), Sideout(R), Sideout Sport(R), King of the Beach(R), and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American lifestyle with traditional wholesome values." The Sideout brand and related trademarks, which represent a beach-oriented active, "California" lifestyle, were acquired by the Company in November 1997. As of January 30, 1999 the Company had twenty-nine continuing license agreements, covering both domestic and international markets. The Company currently enters into three main types of licensing agreements; North American retail direct, North American wholesale and International licensing agreements. In North American retail direct licensing, the Company grants retailers the license to use the trademarks on certain categories of merchandise, including those products that the Company previously manufactured, generally on a non-exclusive basis, and the retailer is responsible for designing and manufacturing the merchandise. In North American wholesale licensing, the Company grants unaffiliated manufacturers the license to manufacture and market certain categories of merchandise, such as sunglasses, watches and luggage. In International licensing, the Company seeks to develop in certain international markets its brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets.

  In 1995, the Company stopped manufacturing and importing apparel and footwear, sold its existing inventories of apparel and footwear, and on July 28, 1995 sold the assets of its Uniform Division.

2. Summary of Significant Accounting Policies

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Company Year End

  On December 19, 1997, the Company changed its fiscal year to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align the Company with its licensees who also generally operate and plan using a fiscal year ending nearest to January 31. Prior to this change, the Company's fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest to May 31.

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

                                 CHEROKEE INC.

Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased and money market funds with an original maturity date of three months or less to be cash equivalents.

  The Secured Notes indenture requires the trustee to retain in the collection account an amount equal to two quarterly note payments, which totals $4,500,000 for Fiscal 1999.

Revenue Recognition

  Product sales are recognized on the date of shipment. Royalty revenues are recognized when earned based upon contractual agreement.

Property and Equipment

  Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts and the resulting gains or losses are included in current operations. Depreciation is provided on a straight line basis over the estimated useful life of the related asset ranging from three to eight years.

Trademarks

  Trademark registrations, renewal fees and acquired trademarks are stated at cost and are amortized over the useful life of the registrations ranging from ten to fifteen years.

Securitization Fees

  Securitization fees are the costs associated with the leveraged recapitalization which have been capitalized and are being amortized over the term of the Secured Notes indenture.

Long-Lived Assets

  The carrying value of long-lived assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value. Based on current information management believes no impairment exists.

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

  Following bankruptcy by the Company in 1994, the Company adopted fresh-start reporting. Under fresh-start reporting and Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", the tax benefits realized from net operating loss carryforwards that survive the reorganization will be a direct credit to additional paid-in-capital.

                                 CHEROKEE INC.

Concentrations of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company limits its credit risk with respect to cash by maintaining cash balances with quality financial institutions. At January 30, 1999, January 31, 1998 and May 31, 1997, the Company's cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of the Company's licensing royalty revenue program. Generally, the Company does not require collateral or other security to support customer receivables. As of January 30, 1999, the Company had twenty-nine continuing license agreements; seven of which were with retailers, six of which were with domestic licensees and sixteen of which were with international licensees.

  One customer accounted for approximately 76%, 96% and 83%, respectively, of the Company's trade receivables at January 30, 1999, January 31, 1998 and May 31, 1997 and approximately 76%, 75% and 68%, respectively, of the Company's revenues during the fiscal periods ended January 30, 1999, January 31, 1998 and May 31, 1997.

Stock-Based Compensation

  SFAS No. 123 "Accounting for the Awards of Stock-Based Compensation to Employees" encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under SFAS No. 123, detailed description of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Advertisement

  The Company's retail direct licensees fund their own advertisement programs. The Company's advertising and promotional costs are immaterial and are expensed as incurred.

Earnings Per Share

  Basic earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method.

Comprehensive Income

  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income components which under generally accepted accounting principles ("GAAP") bypass the income statement and are reported in the balance sheet as a separate component of equity. For the year ended January 30, 1999, the eight months ended January 31, 1998 and the two years ended May 31, 1997 and June 1, 1996, the Company had no other comprehensive income components as defined in SFAS No. 130, and accordingly, net income equals comprehensive income.

                                 CHEROKEE INC.

Segment Reporting

  The Company adopted SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information" for the year ended January 30, 1999. SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position nor the the disclosure of segment information, as the Company's reporting structure provides for only one segmentthe marketing and licensing of its trademarks.

Reclassifications

  Certain prior year amounts have been reclassified to conform with current period presentation.

3. Receivables

  Receivables consist of the following:

                                                January    January    May 31,
                                                30, 1999   31, 1998     1997
                                               ---------- ---------- ----------
   Trade...................................... $3,223,000 $2,289,000 $  657,000
   Note Receivable, Current...................        --         --     250,000
   Other......................................      9,000     58,000    117,000
                                               ---------- ---------- ----------
                                               $3,232,000 $2,347,000 $1,024,000
                                               ========== ========== ==========

4. Trademarks

  Intangible and other assets consist of the following:

                                                  January    January   May 31,
                                                  30, 1999   31, 1998    1997
                                                 ---------- ---------- --------
   Trademarks................................... $3,419,000 $2,746,000 $577,000
   Accumulated amortization.....................    243,000     43,000      --
                                                 ---------- ---------- --------
     Total...................................... $3,176,000 $2,703,000 $577,000
                                                 ========== ========== ========

  In November 1997, the Company entered into an agreement with Sideout Sport Inc. (the "Sideout Agreement") to purchase trademarks and licenses related to Sideout(R), Sideout Sport(R) and King of the Beach(R). Pursuant to the Sideout Agreement the Company paid $1,500,000 at the closing date of the acquisition and agreed to pay $500,000 upon the release of liens, of which $495,000 was paid during Fiscal 1999. The Company will also pay Sideout Sport Inc., on a quarterly basis, additional consideration contingent upon a formula of licensing revenues, as defined in the Sideout Agreement. Such contingent consideration is limited to a maximum of $5,500,000, or the lesser amount which may be earned through October 22, 2004.

5. Long-Term Debt

  In September 1997, the Company's Board authorized Libra Investments, Inc. ("Libra") to explore ways to maximize shareholder value, including a recapitalization or sale of the Company. On December 23, 1997,

                                 CHEROKEE INC.

the Company completed the recapitalization described below and publicly announced that it would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998. The dividend was initially recorded as a debit to additional paid in capital. For the year ended January 30, 1999 this dividend has been reclassified as a deduction from accumulated deficit.

  As part of the recapitalization, the Company, in exchange for the proceeds from the Secured Notes (as defined below), sold to its wholly-owned subsidiary, Spell C, all its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in an amended licensing agreement (the "Amended Target Agreement") with Target Stores, a division of Dayton Hudson Corporation ("Target"). Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are collateralized by the Amended Target Agreement and the domestic Cherokee brand name and trademarks. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. During Fiscal 1999, of the $14,604,000 in royalty revenues received from Target pursuant to the Amended Target Agreement, $6,750,000 was paid to the holders of the Secured Notes, $4,911,000 remains in a collection account for the benefit of the holders of Secured Notes and excess amounts totaling $2,943,000 were distributed to Spell
C. No amounts were distributed from Spell C to the Company during Fiscal 1999. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. During Fiscal 1999, the trustee distributed from the collection account $6,750,000 to the holders of the Secured Notes.

  The Maturity Schedule of Secured Notes is as follows:

                                                                    Face Value
                                                                    -----------
   2000............................................................ $ 9,000,000
   2001............................................................  10,125,000
   2002............................................................  10,500,000
   2003............................................................  10,500,000
   2004............................................................  10,500,000
   Thereafter......................................................   2,625,000
                                                                    -----------
     Total......................................................... $53,250,000
   Less unamortized note discount..................................   8,553,000
                                                                    -----------
                                                                     44,697,000
   Less current portion of long term debt..........................   9,000,000
                                                                    -----------
   Long term obligation............................................ $35,697,000
                                                                    ===========

                                 CHEROKEE INC.

6. Income Taxes

  The income tax benefit as shown in the statements of operations includes the following:

                                                 Eight Months   Year      Year
                                     Year Ended     Ended       Ended     Ended
                                     January 30, January 31,   May 31,   June 1,
                                        1999         1998       1997      1996
                                     ----------- ------------ ---------  -------
   Current:
   Federal.......................... $  229,000   $1,892,000  $  96,000   $--
   State............................    410,000      353,000     32,000    --
   Foreign..........................    155,000       31,000     27,000    --
                                     ----------   ----------  ---------   ----
                                        794,000    2,276,000    155,000    --
   Deferred:
   Federal..........................  2,923,000   (3,058,000)  (785,000)   --
   State............................    265,000          --    (141,000)   --
                                     ----------   ----------  ---------   ----
                                      3,188,000   (3,058,000)  (926,000)   --
                                     ----------   ----------  ---------   ----
                                     $3,982,000   $ (782,000) $(771,000)  $--
                                     ==========   ==========  =========   ====

  Deferred income taxes are comprised of the following:

                                       January 30, 1999     January 31, 1998
                                     --------------------  -------------------
                                     Current  Non-Current  Current Non-Current
                                     -------- -----------  ------- -----------
   Deferred tax assets:
   Fixed assets..................... $    --  $    11,000   $--    $       --
   Accrued liabilities..............  776,000         --     --            --
   Tax effect of NOL carryovers.....      --    5,070,000    --      9,110,000
   AMT credit carryforward..........      --      352,000    --            --
   Other............................   85,000     (48,000)   --        324,000
   Valuation allowance..............      --   (1,858,000)   --     (1,858,000)
                                     -------- -----------   ----   -----------
     Total deferred tax assets...... $861,000 $ 3,527,000   $--    $ 7,576,000
                                     ======== ===========   ====   ===========

                                         May 31, 1997
                                     --------------------
                                     Current  Non-Current
                                     -------- -----------
   Deferred tax assets:
   Tax effect of NOL carryovers..... $    --  $ 8,648,000
   Other............................      --      218,000
   Valuation allowance..............      --   (6,458,000)
                                     -------- -----------
     Total deferred tax assets...... $    --  $ 2,408,000
                                     ======== ===========

  The Company's deferred tax asset is primarily related to accrued liabilities, AMT credit carryforwards and net operating loss carryforwards. For the fiscal period ended January 31, 1998, the valuation allowance was reduced since the the Company believes that it is more likely than not that the majority of the deferred tax asset will be realized based upon the expected future income. The remaining valuation allowance relates to amounts attributable to IRC Section 382 net operating losses (as described below), which the Company believes may expire unused. The reduction in the valuation allowance relating to pre-reorganization carryovers was credited to additional paid-in-capital. No further adjustment was made to the valuation allowance in the year ended January 30. 1999.

                                 CHEROKEE INC.

  A reconciliation of the actual income tax rates to the federal statutory rate follows:

                                                     Eight
                                                    Months     Year     Year
                                      Year Ended     Ended     Ended    Ended
                                      January 30, January 31, May 31,  June 1,
                                         1999        1998      1997     1996
                                      ----------- ----------- -------  -------
   Tax (benefit) expense at U.S.
    statutory rate..................     34.0 %       34.0 %    34.0 %  (34.0)%
   Additional paid-in-capital.......                  35.2      25.2      --
   Net operating loss for which no
    tax benefit was recognized......      --           --        --      34.0
   Utilization of Net operating Loss
    carryforward....................      --           --      (33.6)     --
   Valuation Allowance..............      --         (93.8)    (41.0)     --
   Foreign taxes....................      1.6           .6        .5      --
   State income tax benefit net of
    federal income tax..............      4.5          4.8        .4      --
   Others...........................      (.6)         3.4       1.4      --
                                         ----        -----     -----    -----
   Tax provision (benefit)..........     39.5 %      (15.8)%   (13.1)%    --
                                         ====        =====     =====    =====

  At January 30, 1999 the Company has federal net operating loss carryovers ("NOL's"), generated subsequent to the Company's 1994 reorganization, of approximately $5,175,000, which will begin to expire in 2011. The Company believes utilization of these losses is not subject to Internal Revenue Code ("IRC") Section 382 limitations. The Company has fully utilized the California NOL's generated after the 1994 reoganization.

  In 1994, the Company filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the Plan, an ownership change occurred and the annual utilization of pre-reorganization NOL's and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. Given the IRC Section 382 limitations, a substantial portion of the pre-reorganization losses will expire unused. Such deferred tax assets have been written off against the valuation allowance.

                                 CHEROKEE INC.

7. Earnings Per Share

  The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the year ended January 30, 1999, the eight month period ended January 31, 1998, the year ended May 31, 1997 and the year ended June 1, 1996:

                                            Income        Shares     Per Share
                                          (Numerator)  (Denominator)  Amount
                                          -----------  ------------  ---------
   For the year ended January 31, 1999:
    Basic earnings per share............. $ 6,088,000   8,683,601     $ 0.70
    Effect of dilutive securities--stock
     options and warrants................                  22,410
                                          -----------   ---------     ------
    Dilutive earnings per share.......... $ 6,088,000   8,706,011     $ 0.70
                                          ===========   =========     ======
   For the eight month period ended
    January 31, 1998:
    Basic earnings per share............. $ 5,717,000   7,866,862     $ 0.73
    Effect of dilutive securities--stock
     options and warrants................                 545,906
                                          -----------   ---------     ------
    Dilutive earnings per share.......... $ 5,717,000   8,412,768     $ 0.68
                                          ===========   =========     ======
   For the year ended May 31, 1997:
    Basic earnings per share............. $ 6,651,000   7,688,521     $ 0.87
    Effect of dilutive securities--stock
     options and warrants................                 465,790
                                          -----------   ---------     ------
    Dilutive earnings per share.......... $ 6,651,000   8,154,311     $ 0.82
                                          ===========   =========     ======
   For the year ended June 1, 1996:
    Basic earnings per share............. $(1,449,000)  6,480,443     $(0.22)
    Effect of dilutive securities--stock
     options and warrants................                     --
                                          -----------   ---------     ------
    Dilutive earnings per share.......... $(1,449,000)  6,480,443     $(0.22)
                                          ===========   =========     ======

  The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares for the year ended January 30, 1999, the eight month period ended January 31, 1998, the year ended May 31, 1997 and the year ended June 1, 1996 were 173,655, 290,000, zero, and 896,000, respectively.

  For the eight months ended January 31, 1998, the Company, in consolidation, recorded as a charge against income, $474,000 in financial advisory services, resulting in a reduction in basic and diluted earnings per share of $0.06 and $0.05, respectively. For the year ended June 1, 1996, the Company recorded a non-cash charge to recognize performance option expense of $4,567,000, resulting in a reduction in baasic and diluted earnings per share of $0.70 and $0.66, respectively.

8. Commitments and Contingencies

Leases

  In 1998, the Company negotiated a new lease for its current facility directly with the facility's owner. The initial term of the lease is for three years, beginning August 1, 1998 and ending July 31, 2001, the monthly rent is $8,500 and the Company has an option to extend the term of the lease for two additional three-year periods. The future minimum non-cancellable lease payments are as follows:

                                                                       Operating
                                                                        Leases
                                                                       ---------
   2000............................................................... $102,000
   2001...............................................................  102,000
   2002...............................................................   51,000
                                                                       --------
     Total future minimum lease payments.............................. $255,000
                                                                       ========

                                 CHEROKEE INC.

  Total rent expense was $91,000, $48,000, $60,000 and $198,000 for the year ended January 30, 1999, the eight months ended January 31, 1998 and the years ended May 31, 1997 and June 1, 1996, respectively.

9. Employment and Management Agreements

  On April 24, 1995, a group which included Mr. Margolis (a former Chairman and Chief Executive Officer of the Company) acquired approximately 22.3% of the Company's then outstanding Common Stock (the "Group"). The Group sought to have Mr. Margolis installed as Chief Executive Officer of the Company and to have Mr. Margolis appointed a director of the Company. On May 4, 1995, the Company and The Newstar Group d/b/a The Wilstar Group ("Wilstar") entered into a Management Agreement (the "Agreement") pursuant to which Wilstar agreed to provide executive management services to the Company by providing the services of Robert Margolis as Chief Executive Officer. The Agreement originally provided it would terminate on May 31, 1998; however, the Agreement provided an automatic extension for additional one-year terms as long as the Company's pre-tax earnings are equal to at least 80% of the pre-tax earnings contained in the budget submitted to and approved by the Board of Directors for such fiscal year. During the year ended June 1, 1996, Wilstar met the 80% pre-tax earning requirement; hence, the contract was extended for an additional one year term. In addition, Wilstar received an option to purchase 7 1/2% of the Common Stock on a fully diluted basis (675,700 shares) at a purchase price of $3.00 per share (the "Wilstar Options"). The Wilstar Options were exercised on December 29, 1997. Subsequent to the exercise date and pursuant to a redemption agreement entered into by all its principals, Wilstar transferred to each principal individually his pro-rata share of the Common Stock as consideration for redeeming his Wilstar shares.

  On April 24, 1996, the Board of Directors revised the Agreement to accelerate the vesting of Wilstar's performance options (the "Performance Options") so that Wilstar was immediately vested in its right to purchase up to 20% of the Company's fully diluted Common Stock. Wilstar agreed to relinquish its rights to purchase up to an additional 2.5% of the Company's fully diluted stock pursuant to the Performance Options grant. Wilstar exercised the Performance Options in full on April 25, 1996 and purchased 1,674,739 shares. The Company accounted for this transaction as a non-cash charge to earnings of $4,567,000. During Fiscal 1997, Wilstar transferred to its principals an aggregate of 874,739 shares of the Common Stock in satisfaction of principal and interest due on indebtedness, bonuses and Subchapter S distributions owed to its principals and shareholders. During Fiscal 1998, Wilstar transferred 17,500 shares of the Common Stock to certain employees and 384,386 shares of the Common Stock to its principals, whereby, pursuant to a redemption agreement, each principal received his pro-rata share individually as consideration for redeeming his Wilstar shares.

  The Agreement further provides that Wilstar and the Group each have the right to elect two members of the Company's Board of Directors.

  Effective for services rendered on or after June 1, 1997, the Compensation Committee and the Board of Directors amended the Agreement by the adoption of two amendments, designated, respectively, the Second Amendment and the Third Amendment. The changes to the Agreement made by the Second Amendment include
(i) extension of the specified term of the Agreement to May 31, 2000; (ii) modification of the existing provision of the Agreement for automatic extension of its term for an additional year for each year after fiscal year 1997 in which the Company achieves specified levels of pre-tax earnings; (iii) increase in the annual base compensation of Wilstar from $400,000 to $550,000; (iv) provision for an annual cost-of-living increase in base compensation after fiscal year 1998; and (v) increase in the annual performance bonus percentage payable to Wilstar based on the Company's earnings before interest, taxes, depreciation and amortization above specified levels from 10% to 15% of such earnings in excess of $10,000,000. At January 30, 1999, January 31, 1998 and May 31, 1997, the Company had accrued the bonus payable under Other Accrued Liabilities.

                                 CHEROKEE INC.

  The Third Amendment, approved by a majority of shareholders on September 15, 1997 at the 1997 Annual Meeting, further provided changes to the Agreement including, (i) provision for payment of an "acquisition bonus" to Wilstar in the event of an acquisition of the Company for a price per share of not less than $12 pursuant to an acquisition agreement entered into by the end of fiscal year 2000 (the amount of such acquisition bonus ranges from $1,000,000 to $2,500,000 in the event of an acquisition of the Company for a price per share ranging from $12 to $15 or more and automatically decreases by one-third per year if the acqusition agreement is not entered into by the end of May 31, 1998, 1999, or 2000); and (ii) provision for payment of $3,000,000 to Wilstar in consideration for an agreement not to compete with the Company for a specified period of time by Wilstar and Mr. Margolis in the event of an acquisition of the Company pursuant to an acquisition agreement entered into by the end of May 31, 2000 (the amount of such payment automatically decreases by one-third per year if the acquisition agreement is not entered into by the end of May 31, 1998, 1999, or 2000); and (iii) provision for reduction of payments under the Agreement that are contingent on a change in control if it is determined that such payments would result in the nondeductibility of some or all of such payments under the provisions of Section 280G of the Internal Revenue Code.

  During the eight months ended January 31, 1998 and the year ended May 31, 1997, the Company made compensation payments in lieu of cash dividends to Wilstar totalling $135,134 and $375,100, respectively. No such payments were made during the year ended January 30, 1999.

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

  Ms. Warren, the former President of the Company, who resigned March 3, 1998, was employed pursuant to a three-year agreement expiring on May 30, 1998 which provided for a salary at an annual rate of $100,000 from June 21, 1995 to May 31, 1996 and $325,000 from June 1, 1996 to May 31, 1998. Ms. Warren worked with the Company on selected special projects through November 1998 and was paid through December 4, 1998.

10. Related Party Transactions

  On December 23, 1997 the Company loaned $2.0 million to Robert Margolis, who is a Director, the Chairman of the Board of Directors and the Chief Executive Officer of the Company. The loan was approved by a majority of the disinterested members of the Company's Board of Directors on December 19, 1997. Mr. Margolis executed a note, dated December 23, 1997, in favor of the Company for $2.0 million which yields 6.0% interest per annum, which has been recorded as a reduction to stockholders' equity on the January 30, 1999 Balance Sheet. The principal amount of the note and all accrued interest thereon is due and payable on December 23, 2002. The note may be repaid in whole or in part at any time without penalty.

  In connection with the recapitalization of the Company and issuance of the Secured Notes in December 1997, the Company paid to Libra fees totaling $1,432,000. Mr. Jess Ravich, the Chairman of Libra, is a member of the Board of Directors of the Company.

  In fiscal years ended May 31, 1997 and June 1, 1996, Wilstar purchased apparel and trim from the Company totalling $87,000 and $154,000, respectively.

                                 CHEROKEE INC.

11. Warrants

  On February 1, 1995, the Company granted warrants to purchase 5,000 shares of Common Stock at an exercise price of $2.43 to each of the Company's five outside directors of the Board. All but one of the Board members have exercised their warrants in full and each purchased 5,000 shares. The warrants expire on January 31, 2000.

12. Stock Option Plan

  The Company's 1995 Incentive Stock Option Plan (the "Plan") was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the Plan is to further the growth and development of the Company by providing an incentive to officers and other key employees who are in a position to contribute materially to the prosperity of the Company. Two types of stock options (the "Option") may be granted under the plan--Incentive and Non-Qualified stock options. The Options are vested in equal installments over a three year period starting at the grant date and have a term of ten years. The maximum number of shares authorized for grants of options under the 1995 Plan is 900,000.

  SFAS No. 123 "Accounting for the Awards of Stock-Based Compensation to Employees" encourages, but does not require companies to record compensation cost for stock based compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations. Had compensation costs for the Company's stock option plan (for options granted in the year ended January 30, 1999, the eight-month period ended January 31, 1998, the year ended May 31, 1997 and the year ended June 1, 1996) been determined based upon the methodology prescribed under SFAS No. 123, the Company's net income (loss) would approximate the pro forma amounts below:

                                     1999       1998       1997       1996
                                  ---------- ---------- ---------- -----------
   Pro Forma net income (loss)..  $5,480,000 $5,179,000 $6,546,000 $(1,502,000)
   Pro Forma basic earnings
    (loss) per share............  $     0.63 $     0.66 $     0.85 $     (0.23)
   Pro Forma diluted earnings
    (loss) per share............  $     0.63 $     0.62 $     0.80 $     (0.23)

  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997: weighted-average risk-free interest rate range between 5.27% and 6.57%; dividend yields of 12.80%; weighted-average volatility factors of the expected market price of the Company's common stock of 99.24%; and a weighted-average expected life of the option of three years. For 1998, the weighted-average assumptions were as follows: weighted-average risk-free interest rate range between 5.80% and 6.35%; dividend yields of 7.50%; weighted-average volatility factors of the expected market price of the Company's common stock of 68.97%; and a weighted-average expected life of the option of three years. For 1999, the weighted-average assumptions were as follows: weighted-average risk-free interest rate range between 4.57% and 5.56%; dividend yields of 12.50%; weighted-average volatility factors of the expected market price of the Company's common stock of 56.67%; and a weighted-average expected life of the option of three years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                 CHEROKEE INC.

  A summary of the Company's stock option activity, and related information for the year ended January 30, 1999, the eight months ended January 31, 1998 and the years ended May 31, 1997 and June 1, 1996 follows:

                                             1999               1998
                                       ------------------ --------------------
                                                 Weighted             Weighted
                                                 Average              Average
                                                 Exercise             Exercise
                                       Options    Price   Options      Price
                                       --------  -------- --------    --------
     Outstanding at beginning of
      year............................  480,083   $ 9.46   180,000     $ 3.91
       Granted........................  230,000     8.88   480,083(1)    9.46
       Exercised......................  (10,000)   10.50  (180,000)      3.91
       Forfeited...................... (139,024)   10.03       --         --
                                       --------   ------  --------     ------
     Outstanding at end of year.......  561,059     9.06   480,083       9.46
                                       ========   ======  ========     ======
     Exerciseable at end of year......  276,292   $ 8.61    78,635     $ 9.46
     Weighted average grant date fair
      value of options granted during
      the year........................            $ 1.75               $ 4.23
                                             1997               1996
                                       ------------------ --------------------
                                                 Weighted             Weighted
                                                 Average              Average
                                                 Exercise             Exercise
                                       Options    Price   Options      Price
                                       --------  -------- --------    --------
     Outstanding at beginning of
      year............................  180,000   $ 3.29       --      $  --
       Granted........................   35,000     6.25   210,000       3.27
       Exercised......................  (20,000)    3.03   (10,000)      3.00
       Forfeited......................  (15,000)    3.13   (20,000)      3.00
                                       --------   ------  --------     ------
     Outstanding at end of year.......  180,000     3.91   180,000       3.29
                                       ========   ======  ========     ======
     Exerciseable at end of year......   45,003   $ 3.35       --      $  --
     Weighted average grant date fair
      value of options granted during
      the year........................            $ 2.43               $ 1.46

--------
(1) The options have exercise prices and become exercisable in four installments upon the following dates, subject to the optionee's continued employment by the Company on each vesting date installments: (i) 25% of the number of shares vest immediately with an adjusted exercise price of $8.15,
    (ii) 25% of the number of shares vest November 10, 1998 with an adjusted exercise price of $8.97, (iii) 25% of the number of shares vest November 10, 1999 with an adjusted exercise price of $9.86 and (iv) 25% of the number of shares vest November 10, 2000 with an adjusted exercise price of $10.85. As a result of the Company's payment of an extraordinary cash dividend to the Company's shareholders, the exercise price of each of the options has been adjusted in accordance with Section 7.13 of the Plan.

                             Options Outstanding               Options Exercisable
                  ----------------------------------------- --------------------------
                   Number of     Weighted       Weighted     Number of     Weighted
                    shares       average        average       shares       average
   Range          outstanding remaining life exercise price outstanding exercise price
   -----          ----------- -------------- -------------- ----------- --------------
   $7.00-$8.00       41,250     9.48 years       $ 7.94        21,250       $ 7.88
   $8.00-$9.00      342,542     8.55 years       $ 8.52       240,042       $ 8.56
   $9.00-$10.00      81,134     8.32 years       $ 9.85           --           --
   $10.00-$11.00     96,133     8.49 years       $10.79        15,000       $10.50
                    -------                                   -------
                    561,059                                   276,292
                    =======                                   =======

                                 CHEROKEE INC.

  During the fiscal year ended May 31, 1997, the Board of Directors adopted a plan for compensation of officers of the Company, employees of the Company, and Wilstar in lieu of cash dividends. If and when cash dividends are paid on outstanding shares of common stock of the Company, compensation will be paid to each plan participant in an amount equal to the cash dividends which would have been paid on the vested option shares covered by stock options of the Company held by such participant as if such shares had been purchased by such participant prior to, and were outstanding and owned by such participant on, the record date and the payment date for such cash dividend. The plan began on January 15, 1997 and terminated on December 31, 1998. During the year ended January 30, 1999, the eight months ended January 31, 1998 and the year ended May 31, 1997, an aggregate of $81,134, $150,801 and $391,850, respectively, was paid to participants in the plan.

13. Sale of Uniform Division

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

  The Company recorded the Note at its estimated fair value of $1,588,000, which represents a discount of $537,000, resulting in an effective interest rate of 16%. The Note required quarterly payments of interest and principal payments of $300,000 on July 27, 1997, 1998, 1999 and 2000 with the remaining principal amount due on July 27, 2001. On April 3, 1997, Strategic Partners and the Company negotiated a 10% discount to pay off the $2,125,000 note due 2001. Strategic Partners delivered a payment of $1,912,500 on May 14, 1997 in full satisfaction of the Note.

14. Selected Quarterly Financial Data (Unaudited):

  The following table summarizes certain financial information by quarter for 1998 and 1999:

                                     Comparative Fiscal year ended January 31,
                                                       1998
                                    -------------------------------------------
                                      May 3,   August 2,   November   January
                                       1997       1997     1, 1997    31, 1998
                                    ---------- ---------- ---------- ----------
   Net Sales....................... $2,175,000 $2,331,000 $2,368,000 $5,308,000
   Earnings before taxes...........  1,510,000  1,510,000  1,569,000  2,720,000
   Net Income......................  1,510,000  2,281,000  1,569,000  3,502,000
   Net income per share--basic.....       0.20       0.29       0.20       0.44
   Net income per share--diluted...       0.18       0.27       0.19       0.41
                                        Fiscal year ended January 30, 1999
                                    -------------------------------------------
                                      May 2,   August 1,   October    January
                                       1998       1998     31, 1998   30, 1999
                                    ---------- ---------- ---------- ----------
   Net Sales....................... $5,296,000 $4,879,000 $5,133,000 $3,999,000
   Earnings before taxes...........  3,379,000  2,153,000  2,641,000  1,897,000
   Net Income......................  2,027,000  1,292,000  1,582,000  1,187,000
   Net income per share--basic.....       0.23       0.15       0.18       0.14
   Net income per share--diluted...       0.23       0.15       0.18       0.14

                                 CHEROKEE INC.

          Schedule II--Valuations and Qualifying Accounts and Reserves

                                      Charged/
                                     (Credited)
                         Balance at   to Costs   Charged to               Balance at
                          Beginning     and        Other                    End of
      Description         of Period   Expenses    Accounts  Deductions      Period
      -----------        ----------- ----------  ---------- ----------    -----------
Deducted from assets to
 which they apply:
  Allowance for doubtful
   accounts
    Year ended Jan 30,
     1999............... $       --  $      --   $      --  $      --     $       --
    Year ended Jan 31,
     1998............... $       --  $      --   $      --  $      --     $       --
    Year ended May 31,
     1997............... $   591,000 $ (112,000) $      --  $  479,000(1) $       --
    Year ended June 1,
     1996............... $ 1,006,000 $  112,000  $      --  $  527,000(1) $   591,000
  Inventory Reserve
    Year ended Jan 30,
     1999............... $       --  $      --   $      --  $      --     $       --
    Year ended Jan 31,
     1998............... $       --  $      --   $      --  $      --     $       --
    Year ended May 31,
     1997............... $       --  $      --   $      --  $      --     $       --
    Year ended June 1,
     1996............... $ 6,011,000 $      --   $      --  $6,011,000    $       --
  Tax Valuation
   Allowance
    Year ended Jan 30,
     1999............... $ 1,858,000 $      --   $      --  $      --     $ 1,858,000
    Year ended Jan 31,
     1998............... $ 6,458,000 $2,559,000  $2,041,000 $      --     $ 1,858,000
    Year ended May 31,
     1997............... $10,714,000 $2,408,000  $1,848,000 $      --     $ 6,458,000
    Year ended June 1,
     1996............... $19,901,000 $      --   $5,702,000 $3,485,000    $10,714,000

--------
(1) Uncollectible accounts receivable written off against the allowance.