Form 10-Q
period 1999-05-01
CHEROKEE INC
filed 1999-06-07
CIK 844161

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended May 1, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

                        Commission file number 0-18640
                                               -------

                                 CHEROKEE INC.
                                 -------------
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------

            Delaware                                    95-4182437
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (IRS employer identification number)
Incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                          91406
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code   (818) 908-9868
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court. Yes  X    No
               ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at June 1, 1999
--------------------------------------      ---------------------------
Common Stock, $.02 par value per share              8,705,428

                                 CHEROKEE INC.
                                 -------------

                                     INDEX

  PART 1.   FINANCIAL INFORMATION

     ITEM I.  Consolidated Financial Statements

     Consolidated Balance Sheets
       May 1, 1999 and January 30, 1999                                2

     Consolidated Statements of Operations                             3
       Three Months ended May 1, 1999 and
       May 2, 1998

     Consolidated Statements of Cash Flow                              4
       Three Months ended May 1, 1999 and
       May 2, 1998

     Notes to Consolidated Financial Statements                        5

     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            8

     ITEM 3.  Quantitative and Qualitative Disclosure
              about Market Risk                                       11

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                       12

     ITEM 2.  Changes in Securities                                   12

     ITEM 3.  Defaults Upon Senior Securities                         12

     ITEM 4.  Submission of Matters to a Vote of Security Holders     12

     ITEM 5.  Other Information                                       12

     ITEM 6.  Exhibits and Reports on 8-K                             12

                         Part 1. Financial Information
                         -----------------------------

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                                 CHEROKEE INC.
                                 -------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                      Unaudited
                                                                                     May 1, 1999                    January 30, 1999
                                                                                     -----------                    ----------------
Assets
Current assets:
  Cash and cash equivalents                                                         $  2,516,000                      $  2,847,000
  Restricted cash                                                                      2,809,000                         4,500,000
  Receivables, net                                                                     6,389,000                         3,232,000
  Prepaid expenses and other current assets                                                7,000                            29,000
  Deferred tax asset                                                                           -                           861,000
                                                                                    ------------                      ------------
Total current assets                                                                  11,721,000                        11,469,000

Deferred tax asset                                                                     2,890,000                         3,527,000
Securitization fees, net of accumulated amortization of $274,000
  and $223,000, respectively                                                             967,000                         1,018,000
Property and equipment, net of accumulated depreciation of
  $110,000 and $95,000, respectively                                                     247,000                           233,000
Trademarks, net of accumulated amortization of
  $300,000 and $243,000, respectively                                                  3,425,000                         3,176,000
Other assets                                                                              15,000                           106,000
                                                                                    ------------                      ------------
                Total assets                                                        $ 19,265,000                      $ 19,529,000
                                                                                    ============                      ============

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                  $    594,000                      $    280,000
  Dividends payable                                                                    2,176,000                         2,176,000
  Other accrued liabilities                                                            2,241,000                         1,755,000
  Notes payable                                                                        9,000,000                         9,000,000
                                                                                    ------------                      ------------
Total current liabilities                                                             14,011,000                        13,211,000

Other liabilities                                                                        500,000                           500,000
Notes payable - long term                                                             34,197,000                        35,697,000
                                                                                    ------------                      ------------
                Total liabilities                                                     48,708,000                        49,408,000
                                                                                    ------------                      ------------

Stockholders' Deficit:
Common stock, $.02 par value,20,000,000 shares authorized,
  8,705,428 shares issued and outstanding at
  May 1, 1999 and at January 30, 1999                                                    174,000                           174,000
Note receivable from stockholder                                                      (2,165,000)                       (2,134,000)
Accumulated deficit                                                                  (27,452,000)                      (27,919,000)
                                                                                    ------------                      ------------
Stockholders' deficit                                                                (29,443,000)                      (29,879,000)
                                                                                    ------------                      ------------
Total liabilities and stockholders' deficit                                         $ 19,265,000                      $ 19,529,000
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

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                                                             Three months ended
                                                                                             ------------------
                                                                               May 1, 1999                        May 2, 1998
                                                                              -----------------------------------------------
Royalty revenues                                                              $  6,917,000                       $  5,296,000


Selling, general and administrative expenses                                     1,845,000                          1,240,000
                                                                              ------------                       ------------
Operating income                                                                 5,072,000                          4,056,000

Other income (expenses) :
Interest expense                                                                  (750,000)                          (863,000)
Investment and Interest income                                                      84,000                            186,000
                                                                              ------------                       ------------
Total other income (expenses), net                                                (666,000)                          (677,000)

Income before income taxes                                                       4,406,000                          3,379,000

Income tax provision                                                             1,763,000                          1,352,000
                                                                              ------------                       ------------
Net income......                                                              $  2,643,000                       $  2,027,000
                                                                              ============                       ============

Basic earnings per share                                                      $       0.30                       $       0.23
                                                                              ------------                       ------------

Diluted earnings per share                                                    $       0.30                       $       0.23
                                                                              ------------                       ------------

Weighted average shares outstanding
 Basic..........                                                                 8,705,428                          8,626,452
                                                                              ============                       ============
 Diluted........                                                                 8,705,428                          8,657,353
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

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   Unaudited
                                   ---------


                                                                                             Three months ended
                                                                                             ------------------
                                                                               May 1, 1999                        May 2, 1998
                                                                              -----------------------------------------------
Operating activities
--------------------
Net income                                                                    $  2,643,000                       $  2,027,000

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                    15,000                              8,000
   Amortization of goodwill and trademarks                                          58,000                             69,000
   Amortization of securitization fees                                              52,000                             52,000
   Amortization of debt discount                                                   750,000                            863,000
   Decrease in deferred taxes                                                    1,498,000                          1,352,000
   Interest income on note receivable from stockholder                             (31,000)                           (30,000)
   Changes in current assets and liabilities:
   Increase in accounts receivable                                              (3,157,000)                        (2,249,000)
   Decrease in other current assets                                                 22,000                             24,000
   Increase (decrease) in accounts payable and accrued liabilities                 800,000                           (614,000)
                                                                              ------------                       ------------
Net cash provided by operating activities                                        2,650,000                          1,502,000
                                                                              ------------                       ------------

Investing activities
--------------------
Purchase of trademarks                                                            (307,000)                           (96,000)
Purchase of property and equipment                                                 (30,000)                                 -
Decrease in other assets                                                            91,000                                  -
                                                                              ------------                       ------------
Net cash used in investing activities                                             (246,000)                           (96,000)
                                                                              ------------                       ------------

Financing activities
--------------------
Cash distributions                                                              (2,176,000)                        (4,348,000)
Decrease in restricted cash                                                      1,691,000                                  -
Proceeds from exercise of stock options and warrants                                     -                            563,000
Payment on notes                                                                (2,250,000)                                 -
                                                                              ------------                       ------------
Net cash used in financing activities                                           (2,735,000)                        (3,785,000)
                                                                              ------------                       ------------

Decrease in cash and cash equivalents                                             (331,000)                        (2,379,000)
Cash and cash equivalents at beginning of period                                 2,847,000                         10,275,000
                                                                              ------------                       ------------
Cash and cash equivalents at end of period                                    $  2,516,000                       $  7,896,000
                                                                              ============                       ============

Total paid during period:
-------------------------
     Income taxes                                                             $    240,000                       $          -
     Interest                                                                 $    172,000                       $          -
Non-cash transactions:
----------------------
     Declaration of dividend                                                  $  2,176,000                       $          -

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       May 1, 1999 and January 30, 1999

(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements as of May 1, 1999 and for the three months ended May 1, 1999 and May 2, 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal recurring accruals, and certain reclassifications from prior year quarter ending May 2, 1998 , which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 30, 1999 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended May 1, 1999 are not necessarily indicative of the results to be expected for the fiscal year ended January 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999 (the "Form 10-K").

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

Company Year End

On December 19, 1997, the Company decided to change its fiscal year to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align the Company with its licensees who also generally operate and plan using a fiscal year ending on the Saturday nearest to January 31. Prior to this change, the Company's fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest to May 31.


Earnings per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended May 1, 1999 and May 2, 1998:

                                       1999         1998
                                     3 Months     3 Months
                                    ----------   ----------
Numerator:
Net income-numerator for
net income per common share
and net income per common
share assuming dilution             $2,643,000   $2,027,000
                                    ==========   ==========

Denominator:
Denominator for net income
Per common share-weighted
average shares                       8,705,428    8,626,452

Effect of dilutive securities:
Stock options                                -       30,901
                                    ----------   ----------

Denominator for net income
per common share, assuming
dilution: Adjusted weighted
average shares and assumed
exercises                            8,705,428    8,657,353
                                    ==========   ==========

Common shares issuable upon exercise of stock options that are antidilutive amounted to 561,060 and 240,042 for the three months ended May 1, 1999 and May 2, 1998, respectively.

Reclassifications

Certain previously reported financial information has been reclassified to conform to current year presentation.

(3)  Long Term Debt
     --------------

On December 23, 1997, the Company completed the recapitalization described below and publicly announced that it would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998.

As part of the recapitalization, the Company, in exchange for the proceeds from the Secured Notes (as defined below), sold to its wholly-owned subsidiary, Spell C, all its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in an amended licensing agreement (the "Amended Target Agreement") with Target Stores, a division of Dayton Hudson Corporation ("Target"). Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee brand name and trademarks. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million per year for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million per year for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. Of the $5.3 million in royalty revenues received from Target pursuant to the Amended Target Agreement during the three months ended May 1, 1999, $2.25 million was paid to the holders of the Secured Notes and $2.25 million remains in a collection account for the benefit of the holders of Secured Notes. Excess amounts totaling $3.6 million were distributed to Spell C. Spell C distributed $2.2 million of such excess amounts to the Company on May 17, 1999.

          The maturity schedule of Secured Notes is as follows:

       As of:                                                      Face Value
       May 1, 1999                                                $ 9,000,000
       May 1, 2000                                                  9,375,000
       May 1, 2001                                                 10,500,000
       May 1, 2002                                                 10,500,000
       May 1, 2003                                                 10,500,000
            Thereafter                                              1,125,000
                                                                  -----------
              Total                                                51,000,000
              Less unamortized Note Discount                        7,803,000
                                                                  -----------
                                                                   43,197,000
            Less current portion of long term debt                  9,000,000
                                                                  -----------
             Long term obligation                                 $34,197,000
                                                                  ===========

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cherokee Inc. (the "Company" or "Cherokee") is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns. The Company is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. The Company and its wholly owned subsidiary, SPELL C. LLC ("Spell C"), hold several trademarks including Cherokee, Sideout, Sideout Sport, King of the Beach and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit and a "Casual American" lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent a beach-oriented, active, "Ca1ifornia" lifestyle, were acquired by the Company in November 1997.

The Company's operating strategy emphasizes retail direct, wholesale and international licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. The Company's license agreements generally provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and the Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of June 1, 1999, the Company had 30 continuing license agreements for the Company's various trademarks, covering both domestic and international markets. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard. In November 1997 the Company reaffirmed its relationship with Target Stores, a division of Dayton Hudson Corporation ("Target"), by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target is obligated to pay a royalty based upon a percentage of its net sales of Cherokee brand products, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement.

During the three months ended May 1, 1999 (the "First Quarter"), the Company's six Sideout retail licensing partners, Mervyn's California, Sportmart, Gart Sport, Upton's, Bob's Stores and The Forzani Group, Ltd. began selling several categories of merchandise bearing the Sideout brand and achieved stronger than anticipated results. In particular, Mervyn's began selling young men's, juniors and children's apparel and accessories bearing the Sideout brand and achieved sales of approximately $10.0 million during the First Quarter.

During First Quarter, sales of merchandise bearing the Cherokee brand continued to escalate, with total retail sales exceeding $297.0 million versus $218.0 million in total retail sales for the year-ago period. Zellers launched additional categories of merchandise bearing the Cherokee brand including accessories, socks, belts, jewelry, watches, sunglasses and footwear. Zellers also announced plans to open stand-alone Cherokee stores in locations that do not have a Zellers outlet nearby and anticipates opening the first store in fall 1999.

As previously discussed in footnote 3 to the Notes to Consolidated Financial Statements included in this Form 10-Q, in December 1997 the Company completed a series of transactions whereby it sold its rights to the Cherokee brand and related trademarks in the United States to Spell C, its wholly-owned subsidiary, and also assigned to Spell C its rights in the Amended Target Agreement. In return the Company received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the "Secured Notes"), which yield 7.0% interest per annum, amortize quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes which is $60.0 million equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million.


Results of Operations

Net revenues for the First Quarter were $6.9 million in comparison to net revenues for the three months ended May 2, 1998 of $5.3 million. For the First Quarter and for the three months ended May 2, 1998, royalty revenues of $5.3 million and $4.4 million were recognized from Target, which accounted for 77% and 84% of total revenues, respectively. The increase in revenues is mainly due to the continued expansion by Target of the Cherokee trademark over a broader range of categories, the continued success of Zellers' launch of the Cherokee brand in Canada and the initial launch of the Sideout brand at Mervyn's.

Selling, general, and administrative expenses for the First Quarter were $1.8million or 27% of net revenues. In comparison, selling, general and administrative expenses were $1.2 million or 23% of net revenues during the three months ended May 2, 1998. In the First Quarter, selling, general and administrative expenses increased mainly due to expenses of approximately $200,000 in marketing the Company's trademarks and $485,000 in management bonus accrual.

During the First Quarter, the Company's interest expense was $750,000 compared to $863,000 in interest expense for the three months ended May 2, 1998. For the First Quarter, the Company's investment and interest income was $84,000 in comparison to $186,000 for the three months ended May 2, 1998. The interest expense is attributable to the Secured Notes.

During the First Quarter, the Company's net income was $2.6 million or $0.30 earnings per share whereas for the three months ended May 2, 1998, net income was $2.0 million or $0.23 earnings per share. For the First Quarter, the Company incurred a charge for income taxes of $1.8 million in comparison to $1.4 million for the three months ended May 2, 1998, which amounts were offset against the Company's deferred tax asset account.


Liquidity and Capital Resources

On May 1, 1999, the Company had approximately $5.3 million in cash and cash equivalents, including amounts held in the collection account for distribution to the Secured Note holders. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

During the First Quarter, net cash provided by operations was $2.6 million. Net cash used in investing activities was $246,000 relating to the purchase of trademarks and equipment. Net cash used in financing activities was $2.7 million which is comprised of the quarterly payment on the Secured Notes of $2.25 million, cash dividends of $2.2 million and reduction in restricted cash of $1.7 million.


Inflation and Changing Prices

Inflation did not have a significant effect on the Company's operations during the First Quarter or the prior year period.


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

Because the Company's primary business is marketing and licensing its trademarks, the Company has only modest information technology requirements and resources, none of which is critical to the Company's day-to-day operations. Based on a recent assessment of the Company's computer hardware and software, it has been determined that more than 95% of the Company's hardware and software systems are either currently Year 2000 compliant or have an existing upgrade available from the software vendor that is Year 2000 compliant. All systems that are not currently Year 2000 compliant will either be upgraded to be Year 2000 compliant or replaced with alternative systems that are Year 2000 compliant over the next four months. The Company expects the costs to upgrade or replace such systems will not exceed approximately $5,000.

The Company does not expect that the achievement of Year 2000 compliance by the Company will have a material impact on its financial condition or results of operations. However, the Company's financial condition or results of operations could be materially adversely effected if its significant licensees fail to adequately address and correct Year 2000 problems and such failures result in the interruption of royalty payments or lower royalty payments. The Company has no control over its licensees' Year 2000 compliance and as a result the Company cannot develop a contingency plan to address their noncompliance, if any. The Company has contacted its most significant licensees in an effort to determine the status of their Year 2000 compliance efforts. The Company has received information that these licensees have evaluated the impact, assessed the potential problems of Year 2000 and they are currently taking steps to be in compliance in a timely manner. Notwithstanding, there can be no assurance that the Company's significant licensees will be Year 2000 compliant in a timely manner, and as discussed above, their failure to do so could materially adversely effect the Company.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

   This Form 10-Q contains certain forward-looking statements, including without limitation, statements containing the words, "believes," "anticipates," "estimates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company is subject to certain risk factors, which include, but are not limited to, restrictions on distributions by Spell C, uncertainty regarding the Sideout brand, competition, dependence on a single licensee, dependence on intellectual property rights, Year 2000 readiness, and other factors referenced in this Form 10-Q and/or discussed further in the Company's Form 10-K. The forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in conjunction with the risk factors listed in the Company's Form 10-K under "Risk Factors." Given the known and unknown risks and uncertainties, undue reliance should not be placed on the forward-looking statements contained herein. In addition, the Company disclaims any intent or obligation to update any of the forward-looking statements contained herein to reflect future events and developments.


ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE
                               ABOUT MARKET RISK

   Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

   Interest: From time to time the Company invests its excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet of the Company and do not represent a material interest rate risk to the Company. The Company's only long-term debt obligations are the Secured Notes, which are zero-coupon secured notes yielding interest of 7.0% per annum. This long-term debt obligation does not represent a material interest rate risk to the Company.

   Foreign Currency: The Company conducts business in various parts of the world. The Company is exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where the Company's licensees do business. For First Quarter, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where the Company operates was not material.

PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

   In the ordinary course of business, the Company from time to time becomes involved in legal claims and litigation. In the opinion of management, based upon consultations with legal counsel, the disposition of litigation currently pending against the Company is unlikely to have, individually or in the aggregate, a materially adverse effect on its consolidated business financial position or results of operations.


ITEM 2.    CHANGES IN SECURITIES

   None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

   Not applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS

   None


ITEM 5.    OTHER INFORMATION

   None


ITEM 6.    EXHIBITS AND REPORTS ON 8-K

   The Company filed no reports on Form 8-K during the First Quarter.



List of Exhibits


Exhibit Number     Description of Exhibit
--------------     ----------------------

27.1               Article 5 of Regulation S-X - Financial Data Schedule

SIGNATURES
----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    June 7, 1999


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