Form 10-Q
period 1999-07-31
CHEROKEE INC
filed 1999-08-31
CIK 844161

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

                        Commission file number 0-18640
                                               -------

                                 CHEROKEE INC.
                                 -------------
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------

                  Delaware                                         95-4182437
----------------------------------------              -----------------------------------------------
(State or other jurisdiction of                       (IRS employer identification number)
Incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                                     91406
---------------------------------                     -----------------------------------------------
(Address of principal executive offices)                            Zip Code

Registrant's telephone number, including area code                (818) 908-9868
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No ___
                                       -

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court. Yes  X    No ___
                -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at August 31, 1999
------------------------------------------    --------------------------------
Common Stock, $.02 par value per share        8,705,428

                                 CHEROKEE INC.
                                 -------------

                                     INDEX

PART 1.   FINANCIAL INFORMATION

     ITEM I.  Consolidated Financial Statements

     Consolidated Balance Sheets
       July 31, 1999 and January 30, 1999                                 2

     Consolidated Statements of Operations                                3
       Three and Six Month periods ended July 31, 1999 and
       August 1, 1998

     Consolidated Statements of Cash Flows                                4
       Six Month periods ended July 31, 1999 and
       August 1, 1998

     Notes to Consolidated Financial Statements                           5


     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               7

     ITEM 3.  Quantitative and Qualitative Disclosure
              about Market Risk                                          10

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                          11

     ITEM 2.  Changes in Securities                                      11

     ITEM 3.  Defaults Upon Senior Securities                            11

     ITEM 4.  Submission of Matters to a Vote of Security Holders        11

     ITEM 5.  Other Information                                          12

     ITEM 6.  Exhibits and Reports on 8-K                                12

                         Part 1. Financial Information
                         -----------------------------


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                 CHEROKEE INC.
                                 -------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                    July 31, 1999       January 30, 1999
                                                                   --------------       ----------------
                                                                      Unaudited
Assets
Current assets:
  Cash and cash equivalents                                        $    1,407,000       $      2,847,000
  Restricted cash                                                       2,288,000              4,500,000
  Receivables, net                                                      5,831,000              3,232,000
  Prepaid expenses and other current assets                               727,000                 29,000
  Deferred tax asset                                                            -                861,000
                                                                   --------------       ----------------
Total current assets                                                   10,253,000             11,469,000

Deferred tax asset                                                      1,524,000              3,527,000
Securitization fees, net of accumulated amortization of $326,000
  and $223,000, respectively                                              915,000              1,018,000
Property and equipment, net of accumulated depreciation of
  $125,000 and $95,000, respectively                                      233,000                233,000
Trademarks, net of accumulated amortization of
  $364,000 and $243,000, respectively                                   3,691,000              3,176,000
Other assets                                                               15,000                106,000
                                                                   --------------       ----------------
                Total assets                                       $   16,631,000       $     19,529,000
                                                                   ==============       ================

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                 $      220,000       $        280,000
  Dividends payable                                                             -              2,176,000
  Other accrued liabilities                                             1,535,000              1,755,000
  Notes payable                                                         9,375,000              9,000,000
                                                                   --------------       ----------------
Total current liabilities                                              11,130,000             13,211,000

Other liabilities                                                         500,000                500,000
Notes payable - long term                                              32,296,000             35,697,000
                                                                   --------------       ----------------
                Total liabilities                                      43,926,000             49,408,000
                                                                   --------------       ----------------

Stockholders' Deficit:
Common stock, $.02 par value,20,000,000 shares authorized,
  8,705,428 shares issued and outstanding at
  July 31, 1999 and at January 30, 1999                                   174,000                174,000
Note receivable from stockholder                                       (2,195,000)            (2,134,000)
Accumulated deficit                                                   (25,274,000)           (27,919,000)
                                                                   --------------       ----------------
Stockholders' deficit                                                 (27,295,000)           (29,879,000)
                                                                   --------------       ----------------
Total liabilities and stockholders' deficit                        $   16,631,000       $     19,529,000
                                                                   ==============       ================

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                              Three months ended                       Six months ended
                                                              ------------------                       ----------------
                                                       July 31, 1999      August 1, 1998         July 31, 1999      August 1, 1998
                                                       -------------      --------------         -------------      --------------
Royalty revenues                                       $   6,382,000      $    4,879,000         $  13,300,000      $   10,175,000

Selling, general and administrative expenses               2,128,000           2,084,000             3,973,000           3,324,000
                                                       -------------      --------------         -------------      --------------
Operating income                                           4,254,000           2,795,000             9,327,000           6,851,000

Other income (expenses):
Interest expense                                            (724,000)           (766,000)           (1,474,000)         (1,629,000)
Investment and Interest income                               100,000             124,000               183,000             310,000
                                                       -------------      --------------         -------------      --------------
Total other income (expenses), net                          (624,000)           (642,000)           (1,291,000)         (1,319,000)

Income before income taxes                                 3,630,000           2,153,000             8,036,000           5,532,000

Income tax provision                                       1,452,000             861,000             3,215,000           2,213,000
                                                       -------------      --------------         -------------      --------------
Net income                                             $   2,178,000      $    1,292,000         $   4,821,000      $    3,319,000
                                                       =============      ==============         =============      ==============

Basic earnings per share                               $        0.25      $         0.15         $        0.55      $         0.38
                                                       -------------      --------------         -------------      --------------

Diluted earnings per share                             $        0.25      $         0.15         $        0.55      $         0.38
                                                       -------------      --------------         -------------      --------------
Weighted average shares outstanding
 Basic                                                     8,705,428           8,697,095             8,705,428           8,661,773
                                                       =============      ==============         =============      ==============
 Diluted                                                   8,705,937           8,794,740             8,705,428           8,762,321
                                                       =============      ==============         =============      ==============

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                                            Six months ended
                                                                            ----------------
                                                                    July 31, 1999         August 1, 1998
                                                                    ------------------------------------
Operating activities
--------------------
Net income                                                          $   4,821,000          $   3,319,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                           30,000                 16,000
   Amortization of goodwill and trademarks                                121,000                 85,000
   Amortization of securitization fees                                    103,000                 52,000
   Amortization of debt discount                                        1,474,000              1,670,000
   Decrease in deferred taxes                                           2,864,000              2,213,000
   Interest income on note receivable from stockholder                    (61,000)               (60,000)
   Changes in current assets and liabilities:
    Increase in accounts receivable                                    (2,599,000)            (1,728,000)
    Decrease (increase) in prepaid expenses and other current assets     (698,000)               (37,000)
    Decrease in accounts payable and accrued liabilities                 (280,000)              (210,000)
                                                                    -------------          -------------
Net cash provided by operating activities                               5,775,000              5,320,000
                                                                    -------------          -------------

Investing activities
--------------------
Purchase of trademarks                                                   (636,000)              (144,000)
Purchase of property and equipment                                        (30,000)                     -
Decrease in other assets                                                   91,000                      -
                                                                    -------------          -------------
Net cash used in investing activities                                    (575,000)              (144,000)
                                                                    -------------          -------------

Financing activities
--------------------
Cash distributions                                                     (4,352,000)            (4,348,000)
Decrease in restricted cash                                             2,212,000                      -
Proceeds from exercise of stock options and warrants                            -                668,000
Payment on notes                                                       (4,500,000)            (2,250,000)
                                                                    -------------          -------------
Net cash used in financing activities                                  (6,640,000)            (5,930,000)
                                                                    -------------          -------------

Decrease in cash and cash equivalents                                  (1,440,000)              (754,000)
Cash and cash equivalents at beginning of period                        2,847,000             10,275,000
                                                                    -------------          -------------
Cash and cash equivalents at end of period                          $   1,407,000          $   9,521,000
                                                                    =============          =============

Total paid during period:
------------------------
     Income taxes                                                   $     905,000          $           -
     Interest                                                       $     380,000          $      62,000
Non-cash transactions:
---------------------
     Declaration of dividend                                        $           -          $   2,176,000

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements as of July 31, 1999 and for the three and six month periods ended July 31, 1999 and August 1, 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 30, 1999 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six month periods ended July 31, 1999 and August 1, 1998 are not necessarily indicative of the results to be expected for the fiscal year ended January 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999.

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

Earnings per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended July 31, 1999 and August 1, 1998:


                                           1999                     1998
                                   3 Months     6 Months    3 Months    6 Months
                                  -----------------------  ---------------------
Numerator:
Net income-numerator for
net income per common share
and net income per common
share assuming dilution           $ 2,178,000  $4,821,000  $1,292,000  $3,319,000
                                  ===========  ==========  ==========  ==========

Denominator:
Denominator for net income
Per common share-weighted
average shares                      8,705,428   8,705,428   8,697,095   8,661,773

Effect of dilutive securities:
Stock options                             509           -      97,645     100,548
                                  -----------  ----------  ----------  ----------

Denominator for net income
per common share, assuming
dilution: Adjusted weighted
average shares and assumed
exercises                           8,705,937   8,705,428   8,794,740   8,762,321
                                  ===========  ==========  ==========  ==========

Common shares issuable upon exercise of stock options that are antidilutive amounted to 484,536 and zero for the six month periods ended July 31, 1999 and August 1, 1998, respectively.


(3)  Long Term Debt
     --------------

On December 23, 1997, the Company completed the recapitalization described below and publicly announced that it would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998.

As part of the recapitalization, the Company, in exchange for the proceeds from the Secured Notes (as defined below), sold to its wholly-owned subsidiary, Spell C, all its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in an amended licensing agreement (the "Amended Target Agreement") with Target Stores, a division of Dayton Hudson Corporation ("Target"). Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee brand name and trademarks. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million per year for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million per year for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. Of the $7.8 million payment in royalty revenues actually received from Target pursuant to the Amended Target Agreement during the six months ended July 31, 1999, $4.5 million was paid to the holders of the Secured Notes and approximately $2.2 million remains in a collection account for the benefit of the holders of Secured Notes. Excess amounts totaling approximately $5.9 million (which amount includes royalty revenues received during both the fiscal year ended January 31, 1999 and the six month period ended July 31, 1999 as well as interest on the same) were distributed to Spell
C. Spell C distributed approximately $3.7 million of such excess amounts to the Company at various times during the six month period ended July 31, 1999.

          The maturity schedule of Secured Notes is as follows:

  For the year ending:                                     Face Value

  July 31, 2000 ......................................  $   9,375,000
  July 31, 2001 ......................................     10,500,000
  July 31, 2002 ......................................     10,500,000
  July 31, 2003.......................................     10,500,000
  July 31, 2004 ......................................      7,875,000
                                                        -------------
           Total .....................................     48,750,000
          Less unamortized Note Discount..............      7,079,000
                                                        -------------
                                                           41,671,000
        Less current portion of long term debt .......      9,375,000
                                                        -------------
             Long term obligation ....................  $  32,296,000
                                                        =============


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

The Company's operating strategy emphasizes retail direct, wholesale and international licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. The Company's license agreements generally provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and the Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of September 1, 1999, the Company had 30 continuing license agreements for the Company's various trademarks, covering both domestic and international markets. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard. In November 1997 the Company reaffirmed its relationship with Target Stores, a division of Dayton Hudson Corporation ("Target"), by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target is obligated to pay a royalty based upon a percentage of its net sales of Cherokee brand products, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement.

During the three months ended July 31, 1999 (the "Second Quarter"), all six of the Company's Sideout retail licensing partners, Mervyn's California, Uptons, Sportmart, Gart Sport, Bob's Stores and The Forzani Group, Ltd. were selling merchandise bearing the Sideout brand. Stronger than anticipated results have been achieved. Mervyn's achieved sales of young men's, juniors and children's apparel and accessories bearing the Sideout brand of approximately $16.6 million during the Second Quarter. During the Second Quarter, the Company was advised that one of its licensees, Uptons, is expected to close all of its retail stores at the end of December 1999. Uptons' parent company, American Retail Group, has indicated that it will continue to pay when due the quarterly minimum guaranteed royalties under the terms of Uptons' licensing agreement.

During the Second Quarter, sales of merchandise bearing the Cherokee brand continued to increase, with total retail sales exceeding $319.0 million versus $268.0 million in total retail sales for the comparative period. Zellers sales of merchandise bearing the Cherokee brand contributed over $25.6 million during the Second Quarter.

During the Second Quarter, the Company entered into an agreement with Metro-Goldwyn-Mayer Home Entertainment Inc. to consult on the development of their consumer products program and assist them in engineering strategic licensing agreements. Compensation to Cherokee is subject to the successful completion of an MGM license in accordance with the terms of the agreement.

During the Second Quarter, the Company's Board of Directors authorized the repurchase of up to one million shares or approximately 11.5% of its outstanding common stock. Repurchases of the Company's stock, if any, will be made from time to time in the open market at prevailing market prices or privately negotiated transactions. The Company did not declare a dividend on its common stock for the Second Quarter.

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

Results of Operations

Net revenues for the Second Quarter and the six month period ended July 31, 1999 (the "Six Months") were $6.4 million and $13.3 million, respectively, in comparison to net revenues for the three and six month periods ended August 1, 1998 of $4.9 million and $10.2 million, respectively. For the Six Months and the comparable period ended August 1, 1998, royalty revenues of $9.8 million and $8.4 million were recognized from Target, which accounted for 74% and 83% of total revenues, respectively. The increase in revenues is mainly due to the continued expansion by Target of the Cherokee trademark over a broader range of categories, the continued success of Zellers' launch of the Cherokee brand in Canada and the addition of the Sideout brand revenues from retail direct licensees.

Selling, general, and administrative expenses for the Second Quarter and the Six Months were $2.1 million and $4.0 million or 33% and 30% of net revenues. In comparison, selling, general and administrative expenses were $2.1 million and $3.3 million or 43% and 33% of net revenues during the three and six month periods ended August 1, 1998. In the Six Months, selling, general and administrative expenses increased mainly due to the increase in accrued management bonus.

During the Second Quarter and the Six Months, the Company's interest expense was $724,000 and $1.5 million compared to $766,000 and $1.6 million for the three and six month periods ended August 1, 1998. The interest expense is attributable to the Secured Notes. For the Second Quarter and the Six Months, the Company's investment and interest income was $100,000 and $183,000 in comparison to $124,000 and $310,000 for the three and six month periods ended August 1, 1998.

During the Second Quarter and the Six Months, the Company's net income was $ 2.2 million and $4.8 million or $0.25 and $0.55 earnings per share whereas for the three and six month periods ended August 1, 1998, net income was $1.3 million and $3.3 million or $0.15 and $0.38 earnings per share. For the Second Quarter and the Six Months, the Company incurred a charge for income taxes of $1.4 million and $3.2 million in comparison to $861,000 and $2.2 million for the three and six month periods ended August 1, 1998. Prior and current year charges for income taxes were offset against the Company's deferred tax asset account.

Liquidity and Capital Resources

On July 31, 1999, the Company had approximately $3.7 million in cash and cash equivalents, including amounts held in the collection account for distribution to the Secured Note holders. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

During the Six Months, net cash provided by operations was $5.8 million. Net cash used in investing activities was $575,000 relating primarily to the purchase of trademarks and equipment. Net cash used in financing activities was $6.6 million which was comprised of quarterly payments on the Secured Notes totaling $4.5 million and cash dividends of $4.3 million offset by a reduction in restricted cash of $2.2 million.

Inflation and Changing Prices

Inflation did not have a significant effect on the Company's operations during the Second Quarter or the prior year period.

Year 2000 Compliance

The Year 2000 issue is a result of computer programs being written using two digits, e.g. "99", to define a year. Date-sensitive software may recognize the year "00" as the year 1900 rather than the year 2000. This would result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Software is termed "Year 2000 compliant" when it is capable of performing transactions correctly in the year 2000.

Because the Company's primary business is marketing and licensing its trademarks, the Company has only modest information technology requirements and resources, none of which is critical to the Company's day-to-day operations. As a result of a recent upgrade on the Company's computer hardware and software, the Company's hardware and software systems are currently Year 2000 compliant. The Company costs to upgrade such systems did not exceed $5,000.

The Company's achievement of Year 2000 compliance did not have a material impact on its financial condition or results of operations. However, the Company's financial condition or results of operations could be materially adversely effected if its significant licensees fail to adequately address and correct Year 2000 problems and such failures result in the interruption of royalty payments or lower royalty payments. The Company has no control over its licensees' Year 2000 compliance and as a result the Company cannot develop a contingency plan to address their noncompliance, if any. The Company has contacted its most significant licensees in an effort to determine the status of their Year 2000 compliance efforts. The Company has received information that these licensees have evaluated the impact, assessed the potential problems of Year 2000 and they are currently taking steps to be in compliance in a timely manner. Notwithstanding, there can be no assurance that the Company's significant licensees will be Year 2000 compliant in a timely manner, and as discussed above, their failure to do so could materially and adversely effect the Company.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

This Form 10-Q contains certain forward-looking statements, including without limitation, statements containing the words, "believes," "anticipates," "estimates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company is subject to certain risk factors, which include, but are not limited to, restrictions on distributions by Spell C, uncertainty regarding the Sideout brand, competition, dependence on a single licensee, dependence on intellectual property rights, Year 2000 readiness, and other factors referenced in this Form 10-Q and/or discussed further in the Company's Form 10-K and other filings with the Securities and Exchange Commission (the "SEC"). The forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in conjunction with the risk factors listed in the Company's Form 10-K under "Risk Factors." Given the known and unknown risks and uncertainties, undue reliance should not be placed on the forward-looking statements contained herein. In addition, the Company disclaims any intent or obligation to update any of the forward-looking statements contained herein to reflect future events and developments.


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

Foreign Currency: The Company conducts business in various parts of the world. The Company is exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where the Company's licensees do business. For the Second Quarter, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where the Company operates was not material.

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

     None


ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

     Not applicable


ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

On June 14, 1999, the Company held its annual meeting of stockholders. At the meeting, all five directors on the board of directors were re-elected. The results of the voting were as follows: 7,688,434 votes for and 25,479 abstentions for directors Timothy Ewing, Douglas Weitman and Jess Ravich and 7,689,634 votes for and 24,579 abstentions for directors Robert Margolis and Keith Hull.

ITEM 5.    OTHER INFORMATION

Any proposal relating to a proper subject which a stockholder may intend to be presented for action at the 2000 Annual Meeting of Stockholders must be received by the Company no later than January 17, 2000, to be considered for inclusion in the proxy material to be disseminated by the Board of Directors in accordance with the provisions of Rule 14a (8) (e) (1) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Copies of such proposals should be sent to the Corporate Secretary at the Company's principal executive offices. To be eligible for inclusion in such proxy materials, such proposals must conform to the requirements set forth in Regulation 14A under the Exchange Act.

In addition, if the Company has not received notice on or before March 30, 2000 of any matter a stockholder intends to propose for a vote at the 2000 Annual Meeting of Stockholders, then a proxy solicited by the Board of Directors may be voted on such matter in the discretion of the proxy holder, without a discussion of the matter in the proxy statement soliciting such proxy and without such matter appearing as a separate matter on the proxy card.


ITEM 6.    EXHIBITS AND REPORTS ON 8-K

The Company filed no reports on Form 8-K during the Second Quarter.

List of Exhibits

Exhibit Number     Description of Exhibit
--------------     ----------------------

27.1               Article 5 of Regulation S-X - Financial Data Schedule

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    Aqugust 31, 1999


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