Form 10-Q
period 1999-10-30
CHEROKEE INC
filed 1999-12-07
CIK 844161

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended October 30, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition Period From _____________________ to __________________.

                         Commission file number 0-18640
                                                -------

                                 CHEROKEE INC.
                                 -------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

            Delaware                                     95-4182437
     ----------------------                      ------------------------
(State or other jurisdiction of             (IRS employer identification number)
Incorporation or organization)

    6835 Valjean Avenue, Van Nuys, CA                       91406
  ------------------------------------                   -----------
(Address of principal executive offices)                   Zip Code

Registrant's telephone number, including area code     (818) 908-9868
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
                   -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at October 30, 1999
 ------------------------------------         -------------------------------
Common Stock, $.02 par value per share                  8,472,428

                                 CHEROKEE INC.
                                 -------------

                                     INDEX


  PART 1.   FINANCIAL INFORMATION

     ITEM I.  Consolidated Financial Statements

     Consolidated Balance Sheets
       October 30, 1999 and January 30, 1999                                 2

     Consolidated Statements of Operations                                   3
       Three and Nine Month periods ended October 30, 1999 and
       October 31, 1998

     Consolidated Statements of Cash Flows                                   4
       Nine Month periods ended October 30, 1999 and
       October 31, 1998

     Notes to Consolidated Financial Statements                              5


     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  7

     ITEM 3.  Quantitative and Qualitative Disclosure
              about Market Risk                                             11


  PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                             11

     ITEM 2.  Changes in Securities                                         11

     ITEM 3.  Defaults Upon Senior Securities                               12

     ITEM 4.  Submission of Matters to a Vote of Security Holders           12

     ITEM 5.  Other Information                                             12

     ITEM 6.  Exhibits and Reports on 8-K                                   12

                         Part 1. Financial Information
                         -----------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                 CHEROKEE INC.
                                 -------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                            October 30, 1999          January 30, 1999
                                                            ----------------          ----------------
                                                               Unaudited
Assets
Current assets:
  Cash and cash equivalents                                  $    1,508,000           $     2,847,000
  Restricted cash                                                 2,321,000                 4,500,000
  Receivables, net                                                4,997,000                 3,232,000
  Prepaid expenses and other current assets                         162,000                    29,000
  Deferred tax asset                                                826,000                   861,000
                                                           ----------------          ----------------
Total current assets                                              9,814,000                11,469,000

Deferred tax asset                                                  442,000                 3,527,000
Securitization fees, net of accumulated amortization
  of $377,000 and $223,000, respectively                            864,000                 1,018,000
Property and equipment, net of accumulated
  depreciation of $132,000 and $95,000, respectively                226,000                   233,000
Trademarks, net of accumulated amortization of
  $432,000 and $243,000, respectively                             4,027,000                 3,176,000
Other assets                                                         15,000                   106,000
                                                           ----------------          ----------------
          Total assets                                       $   15,388,000           $    19,529,000
                                                           ================          ================

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                           $      289,000           $       280,000
  Dividends payable                                                       -                 2,176,000
  Other accrued liabilities                                       1,994,000                 1,755,000
  Notes payable                                                   9,750,000                 9,000,000
                                                           ----------------          ----------------
Total current liabilities                                        12,033,000                13,211,000

Other liabilities                                                   250,000                   500,000
Notes payable - long term                                        30,359,000                35,697,000
                                                           ----------------          ----------------
          Total liabilities                                      42,642,000                49,408,000
                                                           ================          ================
Stockholders' Deficit:
Common stock, $.02 par value,20,000,000 shares authorized,
  8,472,428 and 8,705,428 shares issued and outstanding at
  October 30, 1999 and at January 30, 1999, respectively            170,000                   174,000
Note receivable from stockholder                                 (2,225,000)               (2,134,000)
Accumulated deficit                                             (25,199,000)              (27,919,000)
Stockholders' deficit                                           (27,254,000)              (29,879,000)
                                                           ----------------          ----------------
Total liabilities and stockholders' deficit                  $   15,388,000           $    19,529,000
                                                           ================          ================

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                        Three months ended                              Nine months ended
                                                        ------------------                              -----------------
                                              October 30, 1999        October 31, 1998      October 30, 1999      October 31, 1998
                                              ----------------        ----------------      ----------------      ----------------
Royalty revenues                               $    5,674,000          $     5,133,000       $    18,973,000       $    15,308,000

Selling, general and administrative expenses        1,688,000                1,768,000             5,760,000             5,092,000
                                              ---------------         ----------------      ----------------      ----------------
Operating income                                    3,986,000                3,365,000            13,213,000            10,216,000

Other income (expenses):
Interest expense                                     (689,000)                (920,000)           (2,163,000)           (2,549,000)
Investment and Interest income                        104,000                  196,000               287,000               506,000
                                              ---------------         ----------------      ----------------      ----------------
Total other income (expenses), net                   (585,000)                (724,000)           (1,876,000)           (2,043,000)

Income before income taxes                          3,401,000                2,641,000            11,337,000             8,173,000

Income tax provision                                1,363,000                1,059,000             4,538,000             3,271,000
                                              ---------------         ----------------      ----------------      ----------------
Net income                                     $    2,038,000          $     1,582,000       $     6,799,000       $     4,902,000
                                              ===============         ================      ================      ================

Basic earnings per share                       $         0.24          $          0.18       $          0.78       $          0.56
                                              ---------------         ----------------      ----------------      ----------------

Diluted earnings per share                     $         0.24          $          0.18       $          0.78       $          0.56
                                              ---------------         ----------------      ----------------      ----------------

Weighted average shares outstanding
 Basic                                              8,588,928                8,705,428             8,666,595             8,676,325
                                              ===============         ================      ================      ================
 Diluted                                            8,590,614                8,803,074             8,668,281             8,776,873
                                              ===============         ================      ================      ================

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                                              Nine months ended
                                                                              -----------------
                                                                  October 30, 1999            October 31, 1998
                                                                  ----------------            ----------------
Operating activities
--------------------
Net income                                                          $    6,799,000             $     4,902,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                            37,000                      24,000
   Amortization of trademarks                                              189,000                     205,000
   Amortization of securitization fees                                     154,000                     154,000
   Amortization of debt discount                                         2,163,000                   2,549,000
   Decrease in deferred taxes                                            3,120,000                   3,271,000
   Interest income on note receivable from stockholder                     (91,000)                    (91,000)
   Changes in current assets and liabilities:
    Increase in accounts receivable                                     (1,765,000)                 (2,020,000)
    Decrease in inventories                                                      -                      45,000
    Increase in prepaid expenses and other current assets                 (133,000)                   (127,000)
    (Decrease) increase in accounts payable and accrued liabilities         (2,000)                  1,407,000
                                                                    --------------            ----------------
Net cash provided by operating activities                               10,471,000                  10,319,000
                                                                    --------------            ----------------

Investing activities
--------------------
Purchase of trademarks                                                  (1,041,000)                   (486,000)
Purchase of property and equipment                                         (30,000)                          -
Decrease in other assets                                                    91,000                           -
                                                                    --------------            ----------------
Net cash used in investing activities                                     (980,000)                   (486,000)
                                                                    --------------            ----------------

Financing activities
--------------------
Cash distributions                                                      (4,352,000)                 (6,524,000)
Decrease in restricted cash                                              2,179,000                           -
Repurchase of common stock                                              (1,907,000)                          -
Proceeds from exercise of stock options and warrants                             -                     668,000
Payment on notes                                                        (6,750,000)                 (4,500,000)
                                                                    --------------            ----------------
Net cash used in financing activities                                  (10,830,000)                (10,356,000)
                                                                    --------------            ----------------

Decrease in cash and cash equivalents                                   (1,339,000)                   (523,000)
Cash and cash equivalents at beginning of period                         2,847,000                  10,275,000
                                                                    --------------            ----------------
Cash and cash equivalents at end of period                          $    1,508,000             $     9,752,000
                                                                    ==============            ================

Total paid during nine month period:
------------------------------------
     Income taxes                                                   $    1,289,000             $             -
     Interest                                                       $      657,000             $       162,000

Non-cash transactions:
----------------------
     Declaration of dividend                                        $            -             $     2,176,000

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements as of October 30, 1999 and for the three and nine month periods ended October 30, 1999 and October 31, 1998 have been prepared in accordance U.S. generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 30, 1999 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine month periods ended October 30, 1999 and October 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ended January 29, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended October 30, 1999 and October 31, 1998:

                                           1999                     1998
                                   3 Months     9 Months    3 Months    9 Months
                                   --------     --------    --------    --------
Numerator:
Net income-numerator for
net income per common share
and net income per common
share assuming dilution           $ 2,038,000  $6,799,000  $1,582,000  $4,902,000
                                  ===========  ==========  ==========  ==========

Denominator:
Denominator for net income
Per common share-weighted
average shares                      8,588,928   8,666,595   8,705,428   8,676,325

Effect of dilutive securities:
Stock options                           1,713       1,686      97,646     100,548
                                    ---------   ---------   ---------   ---------

Denominator for net income
per common share, assuming
dilution: Adjusted weighted
average shares and assumed
exercises                           8,590,641   8,668,281   8,803,074   8,776,873
                                    =========   =========   =========   =========

Common shares issuable upon exercise of stock options that are antidilutive amounted to 503,702 and 182,268 for the nine month periods ended October 30, 1999 and October 31, 1998, respectively.


(3)  Long Term Debt
     --------------

On December 23, 1997, the Company completed the recapitalization described below and publicly announced that it would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998.

As part of the recapitalization, the Company, in exchange for the proceeds from the Secured Notes (as defined below), sold to its wholly-owned subsidiary, Spell C, all its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in an amended licensing agreement (the "Amended Target Agreement") with Target Stores, a division of Dayton Hudson Corporation ("Target"). Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee brand name and trademarks. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million per year for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million per year for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. Of the $12.3 million payment in royalty revenues actually received from Target pursuant to the Amended Target Agreement during the nine months ended October 30, 1999, $6.75 million was paid to the holders of the Secured Notes and approximately $2.3 million remains in a collection account for the benefit of the holders of Secured Notes. Excess amounts totaling approximately $8.1 million (which amount includes royalty revenues received during both the fiscal year ended January 31, 1999 and the nine month period ended October 30, 1999 as well as interest on the same) were distributed to Spell C. Spell C distributed approximately $8.6 million to the Company at various times during the nine month period ended October 30, 1999.

          The maturity schedule of Secured Notes is as follows:

      For the year ending:                                 Face Value

      October 30, 2000..................................   $   9,750,000
      October 30, 2001..................................      10,500,000
      October 30, 2002..................................      10,500,000
      October 30, 2003..................................      10,500,000
      October 30, 2004..................................       5,250,000
                                                           -------------
           Total........................................      46,500,000
          Less unamortized Note Discount................       6,391,000
                                                           -------------
                                                              40,109,000
          Less current portion of long term debt........       9,750,000
                                                           -------------
          Long term obligation..........................   $  30,359,000
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

The Company's operating strategy emphasizes retail direct, wholesale and international licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. The Company's license agreements generally provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and the Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of December 1, 1999, the Company had 32 continuing license agreements for the Company's various trademarks, covering both domestic and international markets. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard. In November 1997 the Company reaffirmed its relationship with Target Stores, a division of Dayton Hudson Corporation ("Target"), by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target is obligated to pay a royalty based upon a percentage of its net sales of Cherokee brand products, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement.

During the three months ended October 30, 1999 (the "Third Quarter"), the Company's Sideout licensing partners continued to achieve stronger than anticipated results from selling merchandise bearing the Sideout brand. Mervyn's achieved sales of young men's, juniors and children's apparel and accessories bearing the Sideout brand of approximately $15.7 million during the Third Quarter.

During the Third Quarter, sales of merchandise bearing the Cherokee brand continued to increase, with total retail sales exceeding $364.0 million versus $292.0 million in total retail sales for the comparative period last year. Zellers sales of merchandise bearing the Cherokee brand were in excess of $39.4 million during the Third Quarter.

During the Third Quarter, the Company entered into a non-exclusive retail direct licensing agreement with JBI Apparel, Inc., The Casual Male, Inc. and TCMB & T Inc., all subsidiaries of J. Baker Inc., to manufacture, promote, sell and distribute products bearing the Company's Sideout brand. The Company also entered into a non-exclusive licensing agreement with California based Nirve, Inc., for the online-only sale of Sideout brand merchandise to the Generation Y consumer.

Pursuant to the Company's Board of Directors directive to repurchase its outstanding common stock, the Company repurchased and retired 233,000 shares of its common stock during the Third Quarter. Continued repurchases of the Company's stock, if any, will be made from time to time in the open market at prevailing market prices or privately negotiated transactions.

As previously discussed in footnote 3 to the Notes to Consolidated Financial Statements included in this Form 10-Q, in December 1997 the Company completed a series of transactions whereby it sold its rights to the Cherokee brand and related trademarks in the United States to Spell C, its wholly-owned subsidiary, and also assigned to Spell C its rights in the Amended Target Agreement. In return the Company received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the "Secured Notes"), which yield 7.0% interest per annum, amortize quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes which is $60.0 million equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. As of the end of the Third Quarter, approximately $46.5 million remains outstanding under the Secured Notes.


Results of Operations

Net revenues for the Third Quarter and the nine month period ended October 30, 1999 (the "Nine Months") were $5.7 million and $19.0 million, respectively, in comparison to net revenues for the three and nine month periods ended October 31, 1998 of $5.1 million and $15.3 million, respectively. For the Nine Months and the comparable period ended October 31, 1998, royalty revenues of $13.4 million and $12.1 million were recognized from Target, which accounted for 70% and 79% of total revenues, respectively. The increase in revenues is mainly due to the continued expansion by Target of the Cherokee trademark over a broader range of categories, the continued success of Zellers' launch of the Cherokee brand in Canada and the addition of the Sideout brand revenues from retail direct licensees.

Selling, general, and administrative expenses for the Third Quarter and the Nine Months were $1.7 million and $5.8 million or 30% of net revenues. In comparison, selling, general and administrative expenses were $1.8 million and $5.1 million or 34% and 33% of net revenues during the three and nine month periods ended October 31, 1998. In the Nine Months, selling, general and administrative expenses increased mainly due to the increase in accrued management bonus.

During the Third Quarter and the Nine Months, the Company's interest expense was $689,000 and $2.2 million compared to $920,000 and $2.5 million for the three and nine month periods ended October 31, 1998. The interest expense is attributable to the Secured Notes. For the Third Quarter and the Nine Months, the Company's investment and interest income was $104,000 and $287,000 in comparison to $196,000 and $506,000 for the three and nine month periods ended October 31, 1998. The decrease in interest income is due to less cash being available to invest this year.

During the Third Quarter and the Nine Months, the Company's net income was $ 2.0 million and $6.8 million or $0.24 and $0.78 per share whereas for the three and nine month periods ended October 31, 1998, net income was $1.6 million and $4.9 million or $0.18 and $0.56 per share. For the Third Quarter and the Nine Months, the Company incurred a charge for income taxes of $1.4 million and $4.5 million in comparison to $1.1 million and $3.3 million for the three and nine month periods ended October 31, 1998. Prior and current year charges for federal income taxes were primarily offset against the Company's deferred tax asset account. The Company has been utilizing its net operating losses ("NOLs") to reduce its federal tax liabilities since emerging from bankruptcy. Once the Company has utilized its NOLs, it will be required to pay federal income taxes, thus reducing the Company's liquidity.

Liquidity and Capital Resources

On October 30, 1999, the Company had approximately $3.8 million in cash and cash equivalents, which includes $2.3 million held in the collection account for distribution to the Secured Note holders. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

During the Nine Months, net cash provided by operations was $10.5 million. Net cash used in investing activities was $980,000 relating primarily to the purchase of trademarks. Net cash used in financing activities was $10.8 million which was comprised of quarterly payments on the Secured Notes totaling $6.75 million, the repurchase of Cherokee common stock of $1.9 million and cash dividends of $4.3 million, partially offset by a reduction in restricted cash of $2.2 million held in the collection account.


Inflation and Changing Prices

Inflation did not have a significant effect on the Company's operations during the Third Quarter or the prior year period.

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

Because the Company's primary business is marketing and licensing its trademarks, the Company has only modest information technology requirements and resources, none of which is critical to the Company's day-to-day operations. As a result of a recent upgrade on the Company's computer hardware and software, the Company's hardware and software systems are currently Year 2000 compliant. The costs to upgrade such systems did not exceed $5,000.

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

Subsequent event

The Company has retained Financo, Inc. as its exclusive financial advisor to review and analyze the financial and strategic alternatives available to Cherokee Inc., with a view towards meeting its long-term strategic objectives, maximizing its shareholder value and further developing and growing its businesses and brand names. Strategic alternatives that are being evaluated may include the sale of Cherokee Inc., a merger or combination with a strategic operator, the formation of strategic alliances or joint ventures, the acquisition of another company, and other similar opportunities.

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

Foreign Currency: The Company conducts business in various parts of the world. The Company is exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where the Company's licensees do business. For the Third Quarter, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where the Company operates was not material.


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


ITEM 6.  EXHIBITS AND REPORTS ON 8-K

The Company filed no reports on Form 8-K during the Third Quarter.


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


Dated:    December 6, 1999


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