Form 10-K405
period 2000-01-29
CHEROKEE INC
filed 2000-04-17
CIK 844161

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
  For the fiscal year ended January 29, 2000 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the transition period from           to

                          Commission file No. 0-18640

                               ----------------

                                 CHEROKEE INC.
               (Exact name of registrant as specified in charter)

                  Delaware                                       95-4182437
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)


           6835 Valjean Avenue
              Van Nuys, CA                       (818) 908-9868                      91406
 (Address of principal executive office)     (Registrant's telephone               (Zip Code)
                                                     number,
                                              including area code)

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

                                YES [X]  NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Applicable Only to Registrants Involved in Bankruptcy Proceedings During the
                              Preceding Five Years

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES [X]  NO [_]

  As of April 14, 2000, the registrant had 8,480,705 shares of its Common Stock, par value $.02 per share, issued and outstanding.

  As of April 14, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $50,168,000 (computed on the basis of the last trade of the Common Stock on the NASDAQ National Market System on April 14, 2000).

  Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2000 are incorporated by this reference into Part III as set forth herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 CHEROKEE INC.

                                     INDEX

                                                                                                 Page
                                                                                                 ----
PART I

Item 1.   Business..............................................................................   2
Item 2.   Properties............................................................................  11
Item 3.   Legal Proceedings.....................................................................  11
Item 4.   Submission of Matters to a Vote of Security Holders...................................  11

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................  12
Item 6.   Selected Financial Data...............................................................  13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation..  14
Item 7A.  Qualitative and Quantitative Disclosures of Market Risk...............................  19
Item 8.   Consolidated Financial Statements and Supplementary Data..............................  20
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  21

PART III

Item 10.  Directors and Executive Officers of the Registrant....................................  21
Item 11.  Executive Compensation................................................................  22
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  22
Item 13.  Certain Relationships and Related Transactions........................................  22

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  23

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

  The Company and its wholly-owned subsidiary, SPELL C. LLC ("Spell C"), own several trademarks including Cherokee(R), Sideout(R), Sideout Sport(R), King of the Beach(R) and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent a beach-oriented, active, "California" lifestyle, were acquired by the Company in November 1997. As of January 29, 2000, the Company had twenty-nine continuing license agreements, covering both domestic and international markets.

  The Company's retail direct licensing strategy is premised on the proposition that in North America nearly all aspects of the moderately priced apparel, footwear and accessories business can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, the Company believes that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as the Company's brands, than through carrying strictly private label goods or branded product from third-party vendors. The Company's strategy in North America is to capitalize on these ideas by licensing its portfolio of brands primarily to strong and growing retailers, who, working in conjunction with Company management, develop merchandise for their stores.

  Beginning in 1995, the Company began to take a number of important steps designed to implement its retail direct licensing strategy. On August 15, 1995, the Company entered into a major strategic alliance with one of the largest retailers in the United States, Target Stores, a division of Target Corp. In November 1997, the Company reaffirmed its relationship with Target, by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target is obligated to pay royalties based upon a percentage of its net sales of Cherokee branded merchandise, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement. During the fiscal year ended January 29, 2000 ("Fiscal 2000"), a wide range of Cherokee branded merchandise was sold at the 921 Target stores. Due to the strong presence and sales of Cherokee branded products in Target Stores during Fiscal 2000, royalty revenues from Target exceeded $16.3 million, which is 81% over the guaranteed minimum royalty for Fiscal 2000 under the Amended Target Agreement.

  In August 1997, the Company entered into a licensing agreement with one of Canada's largest retailers, Zellers Inc., a division of the Hudson's Bay Company, under which Zellers was granted the exclusive right in Canada to use the Cherokee trademarks in connection with a broad range of categories of merchandise. Under the Zellers licensing agreement, Zellers is obligated to pay royalties based upon a percentage of its net sales of Cherokee branded merchandise with a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Zellers commenced the initial sales of Cherokee branded merchandise in over 350 stores in July 1998 and during Fiscal 2000 royalty revenues from Zellers exceeded $3.6 million, which is 152% over the guaranteed minimum royalty for Fiscal 2000 under the Zellers license agreement.

  To increase its licensing potential, the Company purchased all of Sideout Sport Inc.'s trademarks, copyrights, trade secrets and associated license agreements on November 7, 1997. The trademarks acquired from Sideout Sport Inc. included, among others, Sideout, Sideout Sport and King of the Beach. Royalty revenues derived from the Sideout brands have grown from $585,000 during the fiscal year ended January 30, 1999 ("Fiscal 1999") to $2.3 million during Fiscal 2000.

  Cherokee was incorporated in Delaware in 1988. Its principal executive offices are located at 6835 Valjean Avenue, Van Nuys, California 91406, telephone (818) 908-9868.

History and Restructurings

  On November 7, 1994, the Company filed a petition with the United States Bankruptcy Court in the District of Delaware for relief under Chapter 11 of the United States Bankruptcy Code. Concurrent with such filing, the Company filed a "prepackaged" Plan of Reorganization, which was the result of negotiations among the Company and unofficial representatives of its debt-holders and stockholders. On December 14, 1994, the Bankruptcy Court confirmed the Plan of Reorganization, and on December 23, 1994, the Plan of Reorganization became effective.

Overview of Licensing Business

  The Company is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. The Cherokee name, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional, wholesome values. The Sideout brand and related trademarks, which represent a beach-oriented, active, "California" lifestyle, were acquired by the Company in November 1997. See "Sideout Agreement" below. The Company's primary emphasis for the past four years has been directed toward retail direct, wholesale and international licensing. As of January 29, 2000, the Company had twenty-nine continuing license agreements, covering both domestic and international markets, fifteen of which pertained to the Cherokee name.

  The Company's license agreements are with retailers and wholesalers and are either international master agreements or category-specific exclusive or non-exclusive agreements. Of the twenty-nine licensing agreements, ten are with retailers, seven are with domestic wholesalers and twelve are with international wholesalers or retailers. In retail direct licensing, the Company grants retailers a license to use the trademarks on certain categories of merchandise, generally on a non-exclusive basis, and the retailer is responsible for designing and manufacturing the merchandise (referred to herein as "retail direct" licensing strategy). Wholesale licensees manufacture and import various categories of footwear and accessories under the Company's trademarks and sell the licensed products to retailers. The Company's retail, wholesale and international license agreements provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. The Company has the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. The Company will continue to solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist the Company in this effort.

  The Company's current business strategy is to maximize the value of its existing and future brands by exploiting them in a manner that recognizes the relative market power, in different areas of the world, of the various participants--manufacturer, wholesaler and retailer--in the chain of supply to the ultimate consumer. In North America, market power, and accompanying economies of scale, is generally and increasingly held by a few dominant retailers of moderately priced merchandise, and, accordingly, in North America the Company has pursued its retail direct licensing strategy. In contrast to the retail market in North America, in selected international markets the Company has sought to develop its brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets. Finally, in some countries, the Company believes that an owner or licensee of one or more well-known U.S. brands has the opportunity to become a dominant, vertically integrated manufacturer or retailer or both of branded apparel, footwear and accessories. Accordingly, in those countries the Company has begun to pursue licensing or strategic alignments whereby its brands can become the basis for such a vertically integrated manufacturer/retailer. This strategy permits the Company to operate with minimal working capital, virtually no capital expenditures (other than those associated with acquiring new brands and related trademarks), no production costs, significantly reduced design, marketing, distribution and other operating expenses, and a small group of core employees. In addition, the Company has a global network of finders, suppliers and manufacturers.

North American Retail Direct Licensing

  The Company's retail direct licensing strategy is premised on the proposition that in North America nearly all aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, the Company believes that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names (such as the Company's brands) than through carrying strictly private label goods or branded product from third-party vendors. The Company also expects that the enhanced profitability to retailers of private label products and in-store brands, coupled with the substantial and increasing marketing costs to establish and maintain a widely recognized apparel brand, will result in further erosion of revenues and profitability for mid-sized and small apparel manufacturers and corresponding increased desirability to retailers of well-established brands with broad appeal. The Company's strategy in North America is to capitalize on these trends by licensing its portfolio of brand names primarily to strong and growing retailers, who, working in conjunction with the Company's management, develop merchandise for their stores, and to augment that portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

  On November 12, 1997, the Company reaffirmed its relationship with Target by entering into the Amended Target Agreement. This agreement was subsequently assigned to Spell C and pledged as collateral for the Zero Coupon Secured Notes issued by the Company. See "Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes" below. The Amended Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in certain specified categories of merchandise including:

  . men's, women's and children's apparel, including intimate apparel, foundations and sleepwear;

  . men's, women's and children's fashion accessories;

  . bed and bath products and accessories;

  . luggage, sports bags and backpacks;

  . home textiles;

  . domestics and home decor products;

  . home furnishings;

  . sporting goods; and

  . cosmetics, bath and body products.

  Some of the above-listed categories are subject to current license agreements between the Company and third parties. The Amended Target Agreement provides that upon the expiration or termination of such agreements, the categories of merchandise subject to such agreements will become exclusive to Target in the United States. However, with the consent of Target, the Company and Spell C could renew and/or extend existing license agreements and Target would receive 50% of the royalties earned under these renewed and extended agreements. Due to the broad nature of the rights granted to Target in the United States, and the restrictions contained in the Amended Target Agreement, the Company may not enter into new licensing agreements in the United States with respect to the Cherokee brand, except for retail license agreements for cosmetics, bath and body products with several drug chain stores.

  Under the Amended Target Agreement, Target has agreed to pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise. In any event, Target has agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004.

  The initial term of the Amended Target Agreement commenced on February 1, 1998 and ends January 31, 2004. If Target is current in its payments of the minimum guaranteed royalty, the Amended Target Agreement will automatically renew for the fiscal year ending in 2005, and will continue to automatically renew for successive fiscal year terms provided that Target has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year. Target commenced the initial sales of Cherokee branded merchandise in July 1996. Royalty revenues from Target were $5.9 million during the fiscal year ended May 31, 1997, $6.4 million during the eight month fiscal period ended January 31, 1998, $14.6 million during Fiscal 1999 and $16.3 million during Fiscal 2000, which accounted for 68%, 75%, 76% and 66%, respectively, of the Company's consolidated revenues during such periods. See "Risk Factors."

  On August 22, 1997, the Company entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation and a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise, including women's, men's and children's apparel and footwear, women's intimate apparel, fashion accessories, home textiles, cosmetics and recreational products. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay the Company a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Zellers commenced the initial sales of Cherokee branded merchandise in July 1998 and during Fiscal 2000 royalty revenues to the Company from Zellers totaled $3.6 million.

  During Fiscal 2000, North American retail direct licensees, in addition to Target and Zellers, included Brylane, Pamida, Mervyn's, Gart Sport/Sportmart, Bob's Stores and The Forzani Group. Generally, royalties on non-exclusive domestic retail licenses begin at 3% of the retailer's net sales of licensed products and may decrease depending on the retailer's annual sales of licensed products and the retailer's guaranteed annual sales of licensed products.

  All of the current United States Cherokee brand retail license agreements will expire during the term of the Amended Target Agreement and due to the exclusivity provisions contained in the Amended Target Agreement, after 2002, without Target's consent, the Company will not be permitted to renew or extend such agreements under the terms of the Amended Target Agreement. With the consent of Target, the Company may extend any existing United States license agreement after January 31, 2002, but the Company must assign 50% of the royalties payable during the extended term to Target. The above restrictions do not apply to Canada; however, under the Zellers Agreement, Zellers has the exclusive right to use the Cherokee brand on a broad range of products in Canada.

  During Fiscal 2000 the Company entered into two non-exclusive licensing agreements for the Sideout brand covering North America, which include The Casual Male, Inc. and Nirve, Inc. The Company's existing retail direct licensees launched the Sideout brand in Spring 1999 in categories of merchandise including men's, women's and children's sportswear; accessories, luggage, sports bags and backpacks, skin care products and hats. During Fiscal 2000, royalty revenues from retail direct licensees for the Sideout brand totaled $2.3 million. One of the Company's licensees for the Sideout brand, Uptons, Inc., closed its doors on December 31, 1999 and as part of the termination agreement paid to the Company 90% of the remaining minimum royalties due. The Company incurred no expense with regard to the closing of Uptons. The Company intends to continue to actively pursue its retail direct licensing strategy to further develop the Sideout brand in the United States.

  During Fiscal 2000, the Company and Spell C received $22.6 million in aggregate royalties from North American retail direct license agreements, which accounted for 91.3% of the Company's consolidated revenues during such period.

North American Wholesale Licensing

  The Company currently has seven wholesale license agreements that grant unaffiliated manufacturers the license to manufacture and market sunglasses, watches, luggage, handbags and purses under the Company's Cherokee and Sideout trademarks in the United States. The Company's wholesale license agreements typically require the wholesale licensee to pay royalties on revenues against a guaranteed minimum royalty that generally increases over the term of the agreement. All of the current United States wholesale license agreements for the Cherokee brand will expire during the term of the Amended Target Agreement, and due to the exclusivity provisions contained in the Amended Target Agreement, after 2002 in many circumstances the Company will not be permitted to renew or extend such agreements under the terms of the Amended Target Agreement without the consent of Target.

  The Company's wholesale license agreements for the Sideout brand are for product categories including footwear, volleyballs, sunglasses, watches and related time products. The agreements have various expiration dates and contain three-to five-year renewal options. The total number of wholesale licensing agreements for the Sideout brand was three as of January 29, 2000.

  During Fiscal 2000, the Company received $1.3 million in aggregate royalties from its wholesale licensing agreements, which accounted for 5.4% of the Company's consolidated revenues during such period.

International Licensing

  The Amended Target Agreement grants Target the rights to the Cherokee trademarks only in the United States. Additionally, the Company sold to Spell C the United States, but not the international, rights to the Cherokee trademarks. Therefore, the Company will continue to seek to develop in several international markets both its Cherokee and Sideout brands through retail direct or wholesale licenses with manufacturers or other companies that have market power and economies of scale in their respective markets.

  Currently, the Company has seven international wholesale and/or retail license agreements for the Cherokee brand, which include Japan-based Itochu Corporation and its sub-licensees Takaya, Sanmoto, and Takaishi, China-based Shanghai Eesli Trading Company, Philippine-based Mondragon and Mexico-based Bravo Enterprises. Under the terms of the Itochu licensing agreement, Itochu will manufacture, promote, sell, distribute and sublicense products bearing the Cherokee brand in Japan. The term of the agreement is five years and the aggregate minimum guaranteed royalties for the first three years are $1.1 million. The Company's licensing agreement with Shanghai Eesli is a master licensing agreement whereby Shanghai Eesli Trading Company will manufacture, promote, sell and distribute products bearing the Cherokee brand within the territories of the People's Republic of China, including Shanghai, Jiangsu, Beijing, Tianjin, Sichuan, Hubei, Gansu, Shanxi, Liaoning, Chongqing and Guangdong. The agreement covers a broad range of product categories including women's sportswear and intimate apparel, children's apparel, women and children's footwear, women's fashion accessories and cosmetics. The Company also has a master licensing agreement with Mondragon in the Philippines and a wholesale licensing agreement with Bravo Enterprises in Mexico.

  The Company has entered into five international licensing agreements with respect to the Sideout brand and related trademarks. The Company's international licensing agreements for the Sideout and King of the Beach brands are all exclusive and cover countries including Argentina, Uruguay, South Africa, Japan and Mexico, and product categories including men's, boy's and women's apparel and footwear. Sideout Mexico, the Company's Mexican licensee, currently distributes to department and specialty stores and has six Sideout stores throughout Mexico. The licensing agreement with Tachikara for the Sideout brand for the category volleyballs, has expired and was not renewed.

  During Fiscal 2000, the Company received $805,000 in aggregate royalties from its international license agreements, which accounted for 3.3% of the Company's consolidated revenues during such period.

Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes

  On December 23, 1997, the Company completed a recapitalization that resulted in the issuance of a special dividend of $5.50 per share on January 15, 1998. To facilitate the recapitalization, the Company formed Spell C. LLC, a special purpose, bankruptcy remote, single member Delaware limited liability company, wholly owned by the Company. The Company assigned to Spell C all of its right, title and interest in the Amended Target Agreement and sold to Spell C all of its right, title and interest in the Cherokee brand name and related trademarks in the United States. The sale of the rights to the Cherokee trademarks in the United States was subject to certain exceptions which allow the Company to continue to use the trademarks in the United States in conjunction with the Company's then-existing license agreements and allow the Company to use the trademarks in the United States in conjunction with retail license agreements in the category of cosmetics, bath and body products. The Company may extend existing Cherokee brand license agreements beyond January 31, 2002 with the consent of Target; however, the Company must assign 50% of the royalties payable during the extended term to Target. Except for these exceptions, the Company no longer has the right to license the Cherokee brand and related trademarks in the United States, but retains all rights to do so outside of the United States.

  On December 23, 1997 Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The proceeds from the sale of the Secured Notes were used to pay the special dividend described above. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement and several other license agreements must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee distributes from the collection account the amount of principal due and payable to the holders of the Secured Notes on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. During Fiscal 2000, of the $16.3 million in royalty revenues from Target, $9.0 million was paid to the holders of the Secured Notes and $2.3 million remains in a collection account for the benefit of the holders of Secured Notes. At various times during Fiscal 2000, Spell C distributed a total of $9.2 million to the Company (which amount includes royalty revenues received from Target during both Fiscal 1999 and Fiscal 2000 and interest income earned on royalty revenues). The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. While the Company believes that royalties payable under the Amended Target Agreement may continue to exceed the minimum guaranteed royalties payable in upcoming fiscal years, the Company cannot predict with accuracy whether such royalties will exceed the minimum guaranteed royalties payable during such years, and if they do not, the Company will not receive further distributions from Spell C during the term of the Amended Target Agreement. See "Risk Factors."

Sideout Agreement

  On November 7, 1997, the Company entered into an Agreement of Purchase and Sale of Trademarks and Licenses (the "Sideout Agreement") with Sideout Sport Inc., pursuant to which the Company agreed to purchase all of Sideout Sport Inc.'s trademarks, copyrights, trade secrets and associated license agreements.

The trademarks acquired from Sideout Sport Inc. include, among others, Sideout(R), Sideout Sport(R) and King of the Beach(R). Pursuant to the Sideout Agreement, Cherokee paid $1.5 million at the closing of the acquisition and agreed to pay an additional $500,000 upon release of liens on the assets which were purchased. Most of the liens have since been released and $495,000 of the $500,000 holdback has been paid. Under the terms of the Sideout Agreement, the Company will also pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by the Company through licensing of the Sideout trademarks. Upon the earlier of such time as Cherokee has paid Sideout a total of $7.5 million or October 22, 2004, Cherokee will have no further obligation to pay Sideout Sport Inc. During Fiscal 2000, the Company made payments exceeding $757,000 under the Sideout Agreement.

Trademarks

  The Company holds various trademarks including Cherokee(R), Sideout(R), Sideout Sport(R), King of the Beach(R) and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. The Company also holds trademark applications for Cherokee, Sideout, Sideout Sport and King of the Beach in numerous countries. The Company intends to renew these registrations as appropriate prior to expiration. The Company monitors on an ongoing basis unauthorized uses of its trademarks, and the Company relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect its intellectual property rights both domestically and internationally. See " Risk Factors."

Marketing

  The Company has positioned the Cherokee name to connote quality, comfort, fit and a "Casual American" lifestyle with traditional, wholesome values. The Sideout brand and related trademarks represent a beach-oriented, active, "California" lifestyle. The Company integrates its advertising, product, labeling and presentation to reinforce these brand images. The Company intends to continue to promote a positive image in marketing the Cherokee and Sideout brands through licensee-sponsored advertising. The Company's retail, wholesale and international license agreements provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. The Company principally relies on its licensees to advertise the Cherokee and Sideout brands, and as a result the Company's advertising costs have been minimal.

  The Company developed a Web site (www.americasbrands.com), which utilizes a business-to-business E-commerce strategy. The Company's goal in developing the Web site is to enhance communication, information flow and networking with existing and prospective licensees. The Web site currently includes the profiles of the Company and its brands, certain of the Company's financial statements and press releases, as well as a secured area to support the Company's licensees with graphics, packaging and trim items, design concepts, new developments and other administrative needs.

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

Employees

  As of January 29, 2000, the Company employed 14 persons. None of the Company's employees are represented by labor unions and the Company believes that its employee relations are satisfactory.

Risk Factors

  This Risk Factors section has been written with the goal of being responsive to the Security and Exchange Commission's "Plain English" guidelines. In this section the words "we", "our", "ours" and "us" refer only to the Company and not any other person.

 Payments to us from our subsidiary, Spell C, are subject to a number of restrictions under the Amended Target Agreement.

  We cannot assure you that our subsidiary, Spell C, will continue to distribute any significant amount of cash or property to us until after the maturity of the Secured Notes, if then. The Secured Notes indenture provides that any royalties payable under the Amended Target Agreement will be deposited directly into a collection account controlled by the trustee under the Secured Notes indenture. The trustee will distribute from the collection account the amount of principal due and payable to the holders on the Secured Notes on quarterly note payment dates. Excess amounts in the collection account may only be distributed to Spell C if the amount in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to us. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. See "Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes" and "North American Retail Direct Licensing." There is no assurance, therefore, that in the future there will be any excess amounts available to be distributed to us. We do not expect revenues deposited in the collateral account from sources other than the Amended Target Agreement to be significant during fiscal year 2001. We cannot predict with accuracy whether payments under the Amended Target Agreement will exceed the minimum guaranteed royalty, and if they do not, no distribution will be made to Spell C from the collateral account, and in turn, Spell C will have no funds available to distribute to us. If Spell C does not distribute any funds to us during the balance of the initial term of the Amended Target Agreement it could have a material adverse effect on our business, financial condition and results of operations.

 Our efforts to develop and market the Sideout brand may not be successful.

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

 Our business is dependent on Target Stores, which accounted for 66% of our consolidated licensing revenues in Fiscal 2000.

  During Fiscal 2000, 66% of our and Spell C's consolidated licensing revenues were generated from a single source, Target Stores, a division of Target Corp. See "North American Retail Direct Licensing." We have assigned all our rights in the Amended Target Agreement to Spell C, which has in turn pledged the Amended Target Agreement as collateral for the Secured Notes. Spell C will be dependent on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for minimum annual royalty payments, if for any reason Target does not pay the minimum royalties, Spell C will likely be unable to meet, and will default on, its payment obligations under the indenture for the Secured Notes. We are not a guarantor of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes and the permanent loss of such trademarks as a result of a default would have a material adverse effect on our business, financial condition and results of operations. The Secured Notes mature and the initial term of the Amended Target Agreement expires at approximately the same time. At such time payments from the Amended Target Agreement, if extended or renewed, may be distributed by Spell C to us. If Target elects not to extend or renew the Amended Target License Agreement upon the expiration of its initial term, it could have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target royalty payments from other sources.

 We are dependent on our intellectual property and we cannot assure you that we will be able to successfully protect our rights.

  We and Spell C hold various trademarks including Cherokee, Sideout, Sideout Sport, King of the Beach and others in connection with apparel, footwear and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in several other countries. We and Spell C also hold numerous trademark applications for Cherokee, Sideout, Sideout Sport and King of the Beach in numerous countries. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. The United States Patent and Trademark Office is participating in an ongoing study directed to the protectability of Native American Indian signs. The United States Patent and Trademark Office could determine that American Indian insignias should not be federally registered. We cannot dismiss the possibility that legislation resulting from the study would not have a material impact upon us. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business, financial condition and results of operations. However, in the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. While we currently have the resources to pursue or defend most infringement claims, any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

 We are dependent on our key management personnel.

  Our overall business and marketing strategy and current direction was principally conceived and implemented by Robert Margolis, our Chairman and Chief Executive Officer, with the assistance of Patricia Warren, our former President and Carol Gratzke, our Chief Financial Officer. On March 3, 1998, Patricia Warren resigned as President of the Company. Howard Siegel was appointed President of Operations in June 1998. Steven Ascher, the founder and former President of Sideout Sport Inc., was also appointed Executive Vice President in June 1998. Despite the recent hires, the loss of the services of Mr. Margolis could have a material adverse effect on our business, financial condition and results of operations.

Item 2. PROPERTIES

  The Company leases a 14,700 square foot office facility in Van Nuys, California. The initial term of the lease is for three years, expiring in July 2001. The monthly rent is $8,500 and the Company has an option to extend the term of the lease for two additional three-year periods.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On December 14, 1999, the Board of Directors of the Company furnished to each stockholder, as of the record date December 8, 1999, a Notice of Solicitation of Consents and an accompanying Consent Solicitation Statement asking the holders of Cherokee's common stock to take action without a stockholder's meeting. The holders of Cherokee's common stock were asked to approve by means of written consent Sections 3.2 and 3.3 of the Second Revised and Restated Management Agreement between The Newstar Group and Cherokee Inc. and the performance goals contained therein.

  Consent cards representing 55% of the total issued and outstanding Cherokee common stock were tabulated on January 20, 2000. Holders on the record date of shares representing approximately 52% of the issued and outstanding Cherokee common stock, which is 94.5% of the total shares voted, had delivered unrevoked consents approving Sections 3.2 and 3.3 of the Revised Management Agreement and the performance goals contained therein. Of the 4,713,618 shares voted, 4,405,180 shares voted yes, 305,878 shares voted no and 2,560 shares abstained.

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

                                                                       Dividends
                                                          High    Low    Paid
                                                        -------- ----- ---------
   Fiscal 1999
   -----------
   Quarter ended May 2, 1998...........................  8 3/4   7 3/8   0.50
   Quarter ended August 1, 1998........................ 11 5/8   8 3/4   0.25
   Quarter ended October 31, 1998...................... 10 7/8   7 5/8   0.25
   Quarter ended January 30, 1999......................  9 1/2   7 5/8   0.25

   Fiscal 2000
   -----------
   Quarter ended May 1, 1999...........................  8 1/4   7 3/4   0.25
   Quarter ended July 31, 1999.........................  9 11/16 7 1/2   0.25
   Quarter ended October 30, 1999......................  8 5/8   7 1/2    --
   Quarter ended January 29, 2000......................  9 1/2   7 5/8    --

  On April 14, 2000, the latest bid price for the Common Stock, reported on the NASDAQ National Market System, was $7.25 per share. As of April 14, 2000, the number of stockholders of record of the Common Stock was 163. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

  Through May 1999, the Company paid a quarterly dividend. However, the payment of any future dividends will be at the discretion of the Company's Board and will be dependent upon the Company's financial condition, results of operations, capital requirements and other factors deemed relevant by the Company's Board.

  On July 22, 1999, the Company's Board of Directors authorized the repurchase of up to one million shares or approximately 11.5% of its outstanding common stock. Pursuant to this directive, the Company repurchased and retired 233,000 shares of its common stock during Fiscal 2000. Continued repurchases of the Company's stock, if any, will be made from time to time in the open market at prevailing market prices or privately negotiated transactions.

Item 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial information, except as noted, has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-K. See "--Item 8. Consolidated Financial Statements and Supplementary Data."

  Given the developments involving the Company during the last three fiscal years, such as the assignment of the Amended Target Agreement to Spell C, the sale of the rights to the Cherokee trademarks in the United States to Spell C and the issuance of the Secured Notes, the future results of the Company are expected to differ significantly from the Company's historical results in the years ended May 31, 1997 and June 1, 1996, and therefore undue reliance should not be placed on the following selected consolidated financial information regarding such periods as indicative of future results.

                                                       Eight
                                                      Months     Year     Year
                          Year Ended    Year Ended     Ended     Ended    Ended
                          January 29,   January 30, January 31, May 31,  June 1,
                             2000          1999        1998      1997     1996
                          -----------   ----------- ----------- -------  -------
                                ($ In Thousands Except Per Share Data)
Statement of Operations
 Data:
Royalty revenues/Net
 sales..................   $ 24,714      $ 19,307    $  8,553   $ 8,718  $13,899
Cost of goods sold......        --            --          --        184   10,445
                           --------      --------    --------   -------  -------
Gross profit............     24,714        19,307       8,553     8,534    3,454
Selling, general and
 administrative
 expenses...............      7,225         6,428       4,192     3,406    4,460
Performance option
 expense................        --            --          --        --     4,567(1)
Amortization of
 trademarks and goodwill
 .......................        260           200          43       --       --
Forgiveness of note
 receivable from
 Stockholder ...........      1,891(2)        --          --        --       --
                           --------      --------    --------   -------  -------
Operating income
 (loss).................     15,338        12,679       4,318     5,128   (5,573)
Other (income) expense..        --            --         (422)      (75)     (96)
Interest expense........      2,817         3,247         330         3      355
Investment and interest
 income.................       (399)         (638)       (525)     (460)    (543)
Gain on sale of Uniform
 Div and other assets...        --            --          --       (220)  (3,840)
                           --------      --------    --------   -------  -------
Income (loss) before
 income taxes...........     12,920        10,070       4,935     5,880   (1,449)
Income tax expense
 (benefit) .............      4,859         3,982        (782)     (771)     --
                           --------      --------    --------   -------  -------
Net income (loss).......      8,061         6,088       5,717     6,651   (1,449)
                           ========      ========    ========   =======  =======
Basic earnings (loss)
 per share..............   $   0.94      $   0.70    $   0.73   $  0.87  $ (0.22)
Diluted earnings (loss)
 per share..............   $   0.94      $   0.70    $   0.68   $  0.82  $ (0.22)
Cash distribution of
 capital per share......        --            --     $   5.50       --   $  0.60
Cash dividends per
 share..................   $   0.50      $   1.25    $   0.20   $  0.35      --
                          January 29,   January 30, January 31, May 31,  June 1,
                             2000          1999        1998      1997     1996
                          -----------   ----------- ----------- -------  -------
Balance Sheet Data:
Working capital
 (deficiency)...........   $ (2,237)     $ (2,242)   $  4,445   $ 9,148  $   227
Total assets............     17,518        19,529      24,471    13,601    8,320
Long-term debt, net of
 current maturities.....     28,389        35,697      41,675       --       --
Stockholders' (deficit)
 equity.................    (24,133)      (29,879)    (25,646)   12,224    6,070

--------
Notes to Selected Financial Data

(1) Represents a non-cash charge of $4.6 million resulting from the exercise of The Newstar Group, Inc. d/b/a The Wilstar Group ("Wilstar") performance options. Wilstar is a related party, and Robert Margolis is the majority shareholder and Chief Executive Office of Wilstar.


(2) Represents a non-cash charge of $1.9 million resulting from the partial forgiveness and cancellation of note receivable from stockholder per
    Section 3.2(a)(ii) of The Second Revised and Restated Management Agreement between Wilstar and the Company.

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

  In November 1997, the Company reaffirmed its strategic relationship with Target Stores, a division of Target Corp., by entering into the Amended Target Agreement, which grants Target the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. See "--Item 1. Business. North American Retail Direct Licensing." Under the Amended Target Agreement, Target will pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise. In any event, Target has agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. Under the Amended Target Agreement, in most cases, the Company or Spell C must receive Target's consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the agreement. Therefore, the Company's current focus with respect to the Cherokee brand is to continue to develop that brand in several international markets through retail direct or wholesale licenses with manufacturers or other companies who have market power and economies of scale in the respective markets.

  As part of a recapitalization that occurred in September 1997, the Company sold to Spell C, its wholly-owned subsidiary, all of its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in the Amended Target Agreement in exchange for the proceeds from the sale of the Secured Notes. See "Item 1. Business. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes." Spell C issued for an aggregate of $47.9 million, privately placed Zero Coupon Secured Notes, yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee brand name and trademarks. The Secured Notes indenture provides that any royalties generated by the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture for distribution to holders of the Secured Notes. Excess amounts in the collection account may be distributed to Spell C only if the excess amounts exceed the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, will then be distributed by Spell C to the Company. Since the aggregate payments due under the Amended Target Agreement are $60 million and equal the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60 million, there is no assurance that there will be any excess amounts to be distributed. See "Item 1. Risk Factors."

  Target commenced the initial sales of Cherokee branded merchandise in July 1996. Royalty revenues from Target were $5.9 million during the fiscal year ended May 31, 1997, $6.4 million during the eight month fiscal period ended January 31, 1998, $14.6 million during Fiscal 1999 and $16.3 million during Fiscal 2000, which accounted for 68%, 75%, 76% and 66%, respectively, of the Company's consolidated revenues during such periods. While all royalties paid under the Amended Target Agreement appear in the Company's consolidated financial statements, since the issuance of the Secured Notes, most of such royalties have been, and most, if not all of such royalties received until the maturity of the Secured Notes, will be distributed to the holders of the Secured Notes. See "Item 1. Risk Factors." Prior to the maturity of the Secured Notes, royalties from the Amended Target Agreement will be offset by principal payments to the holders of the Secured Notes in the amount of $9.0 million per year during the first two years and $10.5 million per year during the third through sixth years of the term of the indenture. During Fiscal 2000, of the $16.3 million in royalty revenues received

Target, $9.0 million was paid to the holders of the Secured Notes. At various times during Fiscal 2000, Spell C distributed a total of $9.2 million to the Company (which amount includes royalty revenues received from Target during both Fiscal 1999 and Fiscal 2000 and interest income earned on royalty revenues). While the Company believes that royalties payable under the Amended Target Agreement may continue to exceed the minimum guaranteed royalty payable thereunder, the Company cannot predict this with any accuracy. The revenues generated from all other licensing agreements during the fiscal year ended May 31, 1997 were $2.8 million, during the eight month fiscal period ended January 31, 1998 were $2.1 million, during Fiscal 1999 were $4.7 million and during Fiscal 2000 were $8.4 million, which accounted for 32%, 25%, 24% and 34%, respectively, of the Company's revenues during such periods.

  In November 1997, the Company purchased the Sideout brand and related trademarks from Sideout Sport, Inc. for approximately $2.0 million and a portion of the future royalties generated by the Sideout brand. Under the terms of the Sideout Agreement, the Company agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by the Company through licensing of the Sideout trademarks. Upon the earlier of such time as Cherokee has paid Sideout a total of $7.5 million or October 22, 2004, Cherokee will have no further obligation to pay Sideout Sport Inc. During Fiscal 2000, the Company made additional contingent payments of $757,000 under the Sideout Agreement. The Sideout brand generated licensing revenues from existing contracts of approximately $2.9 million during Fiscal 2000. See "Item
1. Business. Sideout Agreement."

  As of November 29, 1999, the Company and The Newstar Group, d/b/a The Wilstar Group ("Wilstar") entered into a Second Revised and Restated Management Agreement (the "Revised Management Agreement") which substantially revised and restated the terms under which Wilstar will continue to provide the executive management services of Robert Margolis to the Company. Mr. Margolis is currently the sole stockholder of Wilstar. As base compensation for services rendered, Wilstar will be paid $587,450 per fiscal year, subject to annual cost of living increases. Wilstar is also eligible for annual performance bonuses.
Section 3.2 of the Revised Management Agreement provides that if the Company's consolidated pre-tax earnings during the fourth quarter of Fiscal 2000, were no less than $1,674,710, then Wilstar would receive a performance bonus equal to
(x) 10% of the Company's EBITDA for Fiscal 2000 in excess of $2.5 million, plus
(y) 15% of the Company's EBITDA during Fiscal 2000 in excess of $10.0 million. Subject to meeting the $1,674,710 threshold, the Company also agreed to forgive approximately $1.89 million of the principal amount of the Promissory Note, dated December 23, 1997 made by Mr. Margolis in favor of the Company. The Revised Management Agreement provides that for purposes of determining if the $1,674,710 threshold was met, any portion of the Promissory Note that is forgiven will not reduce the calculation of the Company's consolidated pre-tax earnings for the fourth quarter of Fiscal 2000. The Company's consolidated pre-tax earnings during the fourth quarter exceeded the $1,674,710 threshold as calculated pursuant to the Revised Management Agreement. As a result, the Company will pay Wilstar a bonus of $1.78 million and forgive approximately $1.89 million of the principal amount of the Promissory Note. The payments and loan cancellation have been accrued for in the Company's financial statements for Fiscal 2000.

  Section 3.3 of the Revised Management Agreement provides, that, for each fiscal year after Fiscal 2000, if the Company's EBITDA for such fiscal year is no less than $5.0 million, then Wilstar will receive a performance bonus equal to (x) 10% of the Company's EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of the Company's EBITDA for such fiscal year in excess of $10.0 million. As a result, if the Company's EBITDA continues to increase, the bonus payable to Wilstar under the Revised Management Agreement will also increase.

  The Company is frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand become available on favorable terms, the Company would be interested in pursuing such an acquisition. In addition to acquiring brands, the Company is seeking to represent and manage, as an exclusive agent, other brands with respect to international marketing, licensing and distribution. As an exclusive agent, Cherokee would expect to perform services, including solicitation, contract completion, maintenance, development and administration of license or distribution agreements. The Company would receive a certain percentage of net royalties for the services it rendered as an exclusive agent. Cherokee intends to use its newly developed Web-site (www.americasbrands.com) to enhance its licensing activities.

  In 1997, the Company's Board changed the fiscal year end of the Company to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align the Company with its licensees who generally also operate and plan using such a fiscal year. Prior to this change the Company's fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest May 31. As a result, the 1997 fiscal year ended on May 31, 1997 and included 52 weeks, the eight month fiscal period ended on January 31, 1998 and included 35 weeks, Fiscal 1999 ended on January 30, 1999 and included 52 weeks and Fiscal 2000 ended on January 29, 2000 and included 52 weeks.

Results of Operations

  The following table sets forth for the periods indicated certain consolidated financial data of the Company. The Company's historical financial statements (presented below) relating to the year ended May 31, 1997, include operating results relating to the Uniform Division, which has been sold. In December 1997, the Company assigned the Amended Target Agreement to Spell C and Spell C entered into the Indenture. As a result, during Fiscal 1999, $6.75 million in royalty revenues, and during Fiscal 2000, $9.0 million in royalty revenues, were distributed to the holders of the Secured Notes.

                                                           Eight
                                                           Months
                              Year Ended     Year Ended    Ended    Year Ended
                              January 30,    January 30,  January    May 31,
                                 2000           1999      31, 1998     1997
                              -----------    ----------- ---------- ----------
Royalty Revenues/Net Sales:
  Licensing Division......... $24,714,000    $19,307,000 $8,553,000 $8,333,000
  Other/Uniforms.............         --             --         --     385,000
                              -----------    ----------- ---------- ----------
    Total Company............ $24,714,000    $19,307,000 $8,553,000 $8,718,000
                              ===========    =========== ========== ==========
Gross Profit:
  Licensing Division......... $24,714,000    $19,307,000 $8,553,000 $8,333,000
  Other/Uniforms.............         --             --         --     201,000
                              -----------    ----------- ---------- ----------
    Total Company............ $24,714,000    $19,307,000 $8,553,000 $8,534,000
                              ===========    =========== ========== ==========
Selling, general,
 administrative and
 Amortization expenses ...... $ 7,486,000    $ 6,628,000 $4,235,000 $3,406,000
Forgiveness of note
 receivable .................   1,890,000(1)         --         --         --
                              -----------    ----------- ---------- ----------
Operating income (loss) ..... $15,338,000    $12,679,000 $4,318,000 $5,128,000
                              ===========    =========== ========== ==========

--------
(1) A non-cash charge of $1.9 million resulting from the partial forgiveness and cancellation of the note receivable from Mr. Margolis during the year ended January 29, 2000.

Fiscal 2000 Compared to Fiscal 1999

  In Fiscal 2000, revenues increased 28% to $24.7 million from $19.3 million for Fiscal 1999. Revenues for both Fiscal 2000 and Fiscal 1999 were generated solely from licensing the Company's trademarks. Revenues from Target for Fiscal 2000 and Fiscal 1999 were $16.3 million or 66% of revenues and $14.6 million or 76% of revenues, respectively. Revenues from all other sources for Fiscal 2000 and Fiscal 1999 were $8.4 million or 34% of revenues and $4.7 million or 24% of revenues, respectively. Zellers paid royalties of approximately $3.6 million Fiscal 2000 compared to $1.1 million in Fiscal 1999. The increase in royalties is mainly due to the increased acceptance by Canadian consumers of merchandise bearing the Cherokee brand and Zellers' expansion of the Cherokee brand into additional product categories. In Fiscal 2000, its first full year of sales of Sideout merchandise, Mervyn's paid royalties of $1.7 million during. One of the Company's licensees, Uptons, Inc., closed on December 31, 1999 and as part of the termination agreement paid, in Fiscal 2000, 90% of the remaining minimum royalties due, which amounted to $336,000.

  Selling, general and administrative expenses for Fiscal 2000 were $9.4 million or 38% of revenues compared to $6.6 million or 34% of revenues for Fiscal 1999. During Fiscal 2000, selling, general and administrative expenses increased due to expenses of approximately $300,000 in marketing and finders fees, additional bonus expense of $573,000 and the forgiveness and cancellation of $1.9 million of the note receivable from Mr. Margolis, a one-time event. Finder fee expenses are expected to increase as Sideout royalties increase and management and staff bonus expenses are expected to rise as EBITDA rises.

  The Company's interest expense for Fiscal 2000 was $2.8 million compared to $3.2 million for Fiscal 1999. The interest expense is attributable to the Secured Notes. Interest expense is expected to decrease as the Company continues to make quarterly payments on the Secured Notes. The Company's investment and interest income for Fiscal 2000 was $399,000 compared to $638,000 for Fiscal 1999. The reduction in investment and interest income is due to less cash being available for investment.

  The Company's net income for Fiscal 2000 was $8.1 million or $0.94 per diluted share compared to a net income of $6.1 million or $0.70 per diluted share for Fiscal 1999. For Fiscal 2000, the Company booked for GAAP purposes a tax provision of $4.9 million or $0.56 per diluted share, compared to $4.0 million or $0.46 per diluted share for Fiscal 1999, which amounts were offset against the Company's deferred tax asset account. In Fiscal 2000, the Company utilized $5.3 million of its federal net operating loss carryovers ("NOL's") and $780,450 of its limited Internal Revenue Code Section 382 (1)(6) NOL's for both federal and state. At January 29, 2000, the Company had fully utilized the NOL's generated subsequent to the Company's 1994 reorganization, which were not subject to Section 382 limitations.

Fiscal 1999 Compared to Comparative 1998

  In Fiscal 1999, revenues increased 58% to $19.3 million from $12.2 million for the unaudited 12 month period ended January 30, 1998, used for comparative purposes ("Comparative 1998"). Revenues for both Fiscal 1999 and Comparative 1998 were generated solely from licensing the Company's trademarks. Revenues from Target for Fiscal 1999 and Comparative 1998 were $14.6 million or 76% of revenues and $8.9 million or 73% of revenues, respectively. Revenues from all other sources for Fiscal 1999 and Comparative 1998 were $4.7 million or 24% of revenues and $3.3 million or 27% of revenues, respectively.

  Selling, general and administrative expenses for Fiscal 1999 were $6.6 million or 34% of revenues compared to $5.9 million or 49% of revenues for Comparative 1998. During Fiscal 1999, selling, general and administrative expenses increased due to expenses of approximately $200,000 in amortization of the Company's trademarks, $260,000 in salaries for additional marketing staff to intensify the Company's domestic and international efforts to negotiate contracts, $206,000 in amortization of the securitization fees, which were incurred by Spell C in completing the recapitalization and $1.8 million in accrued management bonus.

  The Company's interest expense for Fiscal 1999 and Comparative 1998 was $3.2 million and $330,000, respectively. The interest expense is attributable to the Secured Notes. The Company's investment and interest income for Fiscal 1999 and Comparative 1998 was $638,000 and $690,000, respectively.

  The Company's net income for Fiscal 1999 was $6.1 million or $0.70 per diluted share compared to a net income of $8.9 million or $1.05 per diluted share for Comparative 1998, a period in which an income tax benefit of $1.5 million or $0.18 per diluted share was booked due to utilization of NOL's. For Fiscal 1999, the Company booked for GAAP purposes a tax provision of $4.0 million or $0.46 per diluted share, which amounts were offset against the Company's deferred tax asset account.

  For Fiscal 1999, the income tax provision was calculated using an effective tax rate of 39.5%. At January 30, 1999, the Company has federal NOL's, generated subsequent to the Company's 1994 reorganization, of approximately $5.2 million, which will begin to expire in 2011. The Company believes utilization of these losses is not subject to Internal Revenue Code Section 382 limitations. The Company has fully utilized the California NOL's generated after the 1994 reorganization.

Eight Months Ended January 31, 1998 Compared to Eight Months Ending February 1, 1997

  Revenues for the Eight Month Fiscal Period ended January 31, 1998 were $8.6 million, 100% of which represented licensing revenues. In comparison, net sales for the unaudited eight months ended February 1, 1997 (the "1997 Eight Months") were $5.1 million, which included $4.7 million in licensing revenues with the remaining sales from the liquidations of apparel and footwear inventories. As a percentage of total revenues for the 1997 Eight Months, licensing revenues represented 93%. Revenues from Target for the Eight Month Fiscal Period were $6.4 million, which represented 75% of net revenues. Revenues from all other sources for the Eight Month Fiscal Period were $2.2 million, which represented 25% of net revenues.

  The Company's gross profit margin for the Eight Month Fiscal Period was $8.6 million or 100% of net revenues compared to $4.9 million or 96% of net sales for the 1997 Eight Months. The gross profit percentage is not comparable to historical levels as a result of the Company ceasing to manufacture and import apparel and footwear and selling its inventories.

  Selling, general and administrative expenses for the Eight Month Fiscal Period were $4.2 million or 49% of net revenues compared to $1.8 million (net of certain other liabilities totaling $700,000 which were deemed no longer necessary), or 35% of net sales for the 1997 Eight Months. During the Eight Month Fiscal Period, selling, general and administrative expenses increased due to the payment of $474,000 in financial advisory services, $240,000 in staff bonuses, the addition of marketing staff to intensify the Company's international efforts to negotiate contracts, and the development of advertising materials to expand the Company's global marketing and to maintain the synergy of the Cherokee brand image on a worldwide basis. Selling, general and administrative expenses for the Eight Month Fiscal Period included certain non-recurring expenses totaling $474,000.

Liquidity and Capital Resources

  On January 29, 2000 the Company had $4.6 million in cash and cash equivalents, including restricted cash of $2.3 million. Cash flow needs over the next twelve months are expected to be met through the operating cash flows generated from licensing revenues and the Company's cash and cash equivalents.

  During Fiscal 2000, cash provided by operations was $14.2 million, compared to $12.8 million in Fiscal 1999. During Fiscal 2000, cash used in investing activities was $1.7 million due mainly to trademark purchases and registration fees, compared to $957,000 in Fiscal 1999, relating to the purchase of trademarks and property and equipment. During Fiscal 2000, cash used in financing activities was $13.1 million compared to $19.3 million in Fiscal 1999. Cash used in financing activities in Fiscal 2000 represents a decrease in restricted cash of $2.2 million, offset by the purchase of treasury shares totaling $1.9 million, the Secured Notes payments of $9.0 million and the cash dividend distributions of $4.3 million made during Fiscal 2000.

Inflation and Changing Prices

  Inflation, traditionally, has not had a significant effect on the Company's operations. Since most of the Company's future revenues are based upon a percentage of sales of the licensed products by the Company's licensees, the Company does not anticipate that inflation will have a material impact on future operations.

Year 2000 Compliance

  Because the Company's primary business is marketing and licensing its trademarks, the Company has only modest information technology requirements and resources, none of which is critical to the Company's day-to-day operations. Further, the Company's computer hardware and software systems were Year 2000 compliant prior to December 31, 1999 and the costs to upgrade the Company's systems were insignificant. To date, the Company has not experienced any Year 2000 issues with its internal computer hardware or software systems or with its licensees. In addition, the Company has not experienced any interruptions of royalty payments or lower royalty payments due from its licensees as a result of Year 2000 issues.

New Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", which gives the Securities and Exchange Commission's views on certain revenue recognition issues. Management does not believe the impact of this pronouncement will have any material effect on the Company's financial statements.

Subsequent Events

  On March 27, 2000, Mossimo, Inc. and the Company entered into the Cherokee-Mossimo Finders' Agreement to assist and advise on a licensing deal with Target with respect to the Mossimo trademarks. In the Finders' Agreement, Mossimo, Inc. agreed to pay to the Company in perpetuity finder's fees equal to 15% of net revenues its receives from Target. On March 29, 2000, the Company announced the successful completion of a licensing agreement between Mossimo, Inc. and Target Corporation. The Company does not expect to receive any Finders Fees until June 2001, at the earliest.

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

  Foreign Currency: The Company conducts business in various parts of the world. The Company is exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where the Company's licensees do business. For Fiscal 2000, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where the Company operates was not material.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CHEROKEE INC.
Report of Independent Accountants.........................................  F-1
Consolidated Balance Sheets At January 29, 2000 and January 30, 1999 .....  F-2
Consolidated Statements of Operations For the Years Ended January 29, 2000
 and January 30, 1999, the Eight Months Ended January 31, 1998 and the
 Year Ended May 31, 1997..................................................  F-3
Consolidated Statements of Stockholders' Equity (Deficit) For the Years
 Ended January 29, 2000 and January 30, 1999, the Eight Months Ended
 January 31, 1998 and the Year Ended May 31, 1997.........................  F-4
Consolidated Statements of Cash Flows For the Years Ended January 29, 2000
 and January 30, 1999, the Eight Months Ended January 31, 1998 and the
 Year Ended May 31, 1997..................................................  F-5
Notes to Financial Statements.............................................  F-6

SCHEDULES

 II  Valuations and Qualifying Accounts and Reserves......................  F-16

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Cherokee Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cherokee Inc. and its subsidiaries at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for the two years ended January 29, 2000 and January 30, 1999, the eight month period ended January 31, 1998, and the year ended May 31, 1997, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 31, 2000

                                 CHEROKEE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    January 29,   January 30,
                                                        2000          1999
                                                    ------------  ------------
Assets
Current assets:
  Cash and cash equivalents.......................  $  2,253,000  $  2,847,000
  Restricted cash.................................     2,324,000     4,500,000
  Receivables, net................................     4,841,000     3,232,000
  Prepaid expenses and other current assets.......        28,000        29,000
  Deferred tax asset..............................     1,579,000       861,000
                                                    ------------  ------------
    Total current assets..........................    11,025,000    11,469,000
Securitization fees, net of accumulated
 amortization of $429,000 and
 $223,000, respectively...........................       812,000     1,018,000
Deferred tax asset................................       797,000     3,527,000
Property and equipment, net of accumulated
 depreciation of $156,000 and $95,000,
 respectively.....................................       203,000       233,000
Trademarks, net...................................     4,666,000     3,176,000
Other assets......................................        15,000       106,000
                                                    ------------  ------------
    Total assets..................................  $ 17,518,000  $ 19,529,000
                                                    ============  ============
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable................................  $    600,000  $    280,000
  Dividends payable...............................           --      2,176,000
  Other accrued liabilities.......................     2,286,000     1,755,000
  Current portion of long term notes payable......    10,125,000     9,000,000
                                                    ------------  ------------
    Total current liabilities.....................    13,011,000    13,211,000
Other liabilities.................................       250,000       500,000
Notes payable less current portion................    28,389,000    35,697,000
                                                    ------------  ------------
    Total liabilities.............................    41,650,000    49,408,000
                                                    ------------  ------------
Commitments and Contingencies (Note 8)
Stockholders' Deficit
Common stock, $.02 par value, 20,000,000 shares
 authorized, 8,472,428 and 8,705,428 shares issued
 and outstanding at January 29, 2000 and
 January 30, 1999, respectively...................       170,000       174,000
Accumulated deficit...............................   (23,937,000)  (27,919,000)
Note receivable from stockholder..................      (365,000)   (2,134,000)
                                                    ------------  ------------
    Total stockholders' deficit...................   (24,132,000)  (29,879,000)
                                                    ------------  ------------
    Total liabilities and stockholders' deficit...  $ 17,518,000  $ 19,529,000
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Eight Months
                              Year Ended   Year Ended      Ended     Year Ended
                              January 29,  January 30,  January 31,   May 31,
                                 2000         1999          1998        1997
                              -----------  -----------  ------------ ----------
Revenues:
  Product sales, net........  $       --   $       --    $      --   $  385,000
  Licensing revenues........   24,714,000   19,307,000    8,553,000   8,333,000
                              -----------  -----------   ----------  ----------
    Total net revenues......   24,714,000   19,307,000    8,553,000   8,718,000
Cost of goods sold..........          --           --           --      184,000
                              -----------  -----------   ----------  ----------
    Gross profit............   24,714,000   19,307,000    8,553,000   8,534,000
Selling, general and
 administrative expenses....    9,115,000    6,428,000    4,192,000   3,406,000
Amortization of trademarks..      261,000      200,000       43,000         --
                              -----------  -----------   ----------  ----------
Operating income............   15,338,000   12,679,000    4,318,000   5,128,000
Other income (expenses):
  Interest expense..........   (2,817,000)  (3,247,000)    (330,000)     (3,000)
  Investment and interest
   income...................      399,000      638,000      525,000     460,000
  Gain on sale of Uniform
   Division and other
   assets...................          --           --           --      220,000
  Other income..............          --           --       422,000      75,000
                              -----------  -----------   ----------  ----------
    Total other income
     (expenses), net........   (2,418,000)  (2,609,000)     617,000     752,000
Income before income taxes..   12,920,000   10,070,000    4,935,000   5,880,000
Income tax provision
 (benefit)..................    4,859,000    3,982,000     (782,000)   (771,000)
                              -----------  -----------   ----------  ----------
    Net income..............  $ 8,061,000  $ 6,088,000   $5,717,000  $6,651,000
                              ===========  ===========   ==========  ==========
    Basic earnings per
     share..................  $      0.94  $      0.70   $     0.73  $     0.87
                              ===========  ===========   ==========  ==========
    Diluted earnings per
     share..................  $      0.94  $      0.70   $     0.68  $     0.82
                              ===========  ===========   ==========  ==========
Weighted average shares
 outstanding:
  Basic.....................    8,618,053    8,683,601    7,866,862   7,688,521
  Diluted...................    8,620,553    8,706,011    8,412,768   8,154,311


   The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                             Common Stock                    Accumulated      Notes
                          -------------------   Additional    (Deficit)/   Receivable
                                       Par       Paid-in       Retained       from
                           Shares     Value      Capital       Earnings    Stockholder     Total
                          ---------  --------  ------------  ------------  -----------  ------------
Balance at June 1,
 1996...................  7,650,813  $153,000  $ 11,977,000  $ (5,916,000) $  (144,000) $  6,070,000
Exercise of director
 warrants and employee
 stock options..........     95,000     2,000       404,000           --           --        406,000
Cancellation of shares
 held and returned by
 disbursing agent.......    (18,827)      --            --            --           --            --
Cash dividend
 distributions..........        --        --     (2,529,000)          --           --     (2,529,000)
Utilization of pre-
 bankruptcy NOL
 carryforwards..........        --        --      1,482,000           --           --      1,482,000
Repayment on note
 receivable.............        --        --            --            --       144,000       144,000
Net income for the year
 ended May 31, 1997.....        --        --            --      6,651,000          --      6,651,000
                          ---------  --------  ------------  ------------  -----------  ------------
Balance at May 31,
 1997...................  7,726,986   155,000    11,334,000       735,000          --     12,224,000
Exercise of director
 warrants and employee
 stock options..........    885,671    18,000     2,850,000           --           --      2,868,000
Cash dividend
 distributions..........        --        --    (18,661,000)  (30,258,000)         --    (48,919,000)
Utilization of pre-
 bankruptcy NOL
 carryforwards..........        --        --      1,727,000           --           --      1,727,000
Stock option tax
 benefit................        --        --      2,750,000           --           --      2,750,000
Note receivable from
 stockholder............        --        --            --            --    (2,013,000)   (2,013,000)
Net income for the eight
 months ended January
 31, 1998...............        --        --            --      5,717,000          --      5,717,000
                          ---------  --------  ------------  ------------  -----------  ------------
Balance at January 31,
 1998...................  8,612,657   173,000           --    (23,806,000)  (2,013,000)  (25,646,000)
Exercise of director
 warrants and employee
 stock options..........     92,771     1,000       667,000           --           --        668,000
Cash dividend
 distributions..........        --        --       (667,000)  (10,210,000)         --    (10,877,000)
Utilization of pre-
 bankruptcy NOL
 carryforwards..........        --        --            --          9,000          --          9,000
Note receivable from
 stockholder............        --        --            --            --      (121,000)     (121,000)
Net income for the year
 ended January 30,
 1999...................        --        --            --      6,088,000          --      6,088,000
                          ---------  --------  ------------  ------------  -----------  ------------
Balance at January 30,
 1999...................  8,705,428   174,000           --    (27,919,000)  (2,134,000)  (29,879,000)
Purchase and retirement
 of treasury shares.....   (233,000)   (4,000)          --     (1,903,000)         --     (1,907,000)
Cash dividend
 distributions..........        --        --            --     (2,176,000)         --     (2,176,000)
Forgiveness of note
 receivable from
 stockholder............        --        --            --            --     1,890,000     1,890,000
Note receivable from
 stockholder............        --        --            --            --      (121,000)     (121,000)
Net income for the year
 ended January 29,
 2000...................        --        --            --      8,061,000          --      8,061,000
                          ---------  --------  ------------  ------------  -----------  ------------
Balance at January 29,
 2000...................  8,472,428  $170,000  $        --   $(23,937,000) $  (365,000) $(24,132,000)
                          =========  ========  ============  ============  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                                 CHEROKEE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Eight Months
                          Year Ended    Year Ended      Ended      Year Ended
                         January 29,   January 30,   January 31,     May 31,
                             2000          1999          1998         1997
                         ------------  ------------  ------------  -----------
Operating activities
Net income.............  $  8,061,000  $  6,088,000  $  5,717,000  $ 6,651,000
Adjustments to
 reconcile net income
 to net cash provided
 by operating
 activities:
  Depreciation and
   amortization........        61,000        32,000        23,000       19,000
  Amortization of
   trademarks..........       260,000       200,000        43,000          --
  Amortization of
   securitization
   fees................       206,000       206,000        17,000          --
  Amortization of debt
   discount............     2,817,000     3,247,000       330,000          --
  Provision for bad
   debts...............           --            --            --      (112,000)
  Interest income on
   note receivable from
   stockholder.........      (121,000)     (121,000)      (13,000)         --
  Deferred taxes.......     2,012,000     3,197,000    (3,058,000)    (926,000)
  Stock option tax
   benefit.............           --            --      2,367,000          --
  Forgiveness of note
   receivable..........     1,890,000           --            --           --
  Changes in current
   assets and
   liabilities:
   Receivables.........    (1,609,000)     (885,000)   (1,573,000)    (218,000)
   Inventories.........           --         45,000        35,000      176,000
   Prepaids and other
    current assets.....         1,000       191,000      (190,000)     (20,000)
   Accounts payable....       320,000      (365,000)      435,000     (122,000)
   Accrued payroll and
    related expenses...       531,000     1,233,000       105,000          --
   Other liabilities...      (250,000)     (250,000)          --      (750,000)
                         ------------  ------------  ------------  -----------
     Net cash provided
      by operating
      activities.......    14,179,000    12,818,000     4,238,000    4,698,000
Investing activities
Purchases of
 trademark.............  $ (1,750,000) $   (673,000) $ (2,169,000) $  (458,000)
Purchase of property
 and equipment.........       (31,000)     (216,000)      (24,000)     (23,000)
Proceeds from sales of
 assets held for sale..           --            --            --     3,576,000
Restricted cash........           --            --            --       310,000
Repayment on note
 receivable from
 stockholder...........           --            --            --       144,000
Change in other
 assets................        91,000       (68,000)        5,000       99,000
Collection of notes
 receivable............           --            --        250,000    1,961,000
                         ------------  ------------  ------------  -----------
     Net cash (used in)
      provided by
      investing
      activities.......    (1,690,000)     (957,000)   (1,938,000)   5,609,000

Financing activities
Decrease (increase) in
 restricted cash.......     2,176,000    (4,500,000)          --           --
Payment of long-term
 debt..................    (9,000,000)   (6,750,000)          --           --
Net proceeds from the
 issuance of long-term
 debt..................           --            --     47,870,000          --
Debt issuance costs....           --         (6,000)   (1,235,000)         --
Note receivable from
 stockholder...........           --            --     (2,000,000)         --
Proceeds from exercise
 of stock options......           --        668,000     2,786,000      336,000
Proceeds from exercise
 of warrants...........           --            --         82,000       70,000
Purchase of treasury
 shares................    (1,907,000)          --            --           --
Cash distributions and
 dividends.............    (4,352,000)   (8,701,000)  (48,919,000)  (2,529,000)
                         ------------  ------------  ------------  -----------
     Net cash used in
      financing
      activities.......   (13,083,000)  (19,289,000)   (1,416,000)  (2,123,000)
                         ------------  ------------  ------------  -----------
(Decrease) increase in
 cash and cash
 equivalents...........      (594,000)   (7,428,000)      884,000    8,184,000
Cash and cash
 equivalents at
 beginning of period...     2,847,000    10,275,000     9,391,000    1,207,000
                         ------------  ------------  ------------  -----------
Cash and cash
 equivalents at end of
 period................  $  2,253,000  $  2,847,000  $ 10,275,000  $ 9,391,000
                         ============  ============  ============  ===========
Total paid during
 period:
  Income taxes.........  $  3,143,000  $    221,000  $     64,000  $     4,600
  Interest.............  $    900,000  $    298,000  $        --   $     3,000


Non-cash transactions:
  Declaration of cash
   dividend............  $        --   $  2,176,000  $        --   $       --
  Utilization of pre-
   bankruptcy NOL
   carryforwards.......  $        --   $      9,000  $  1,727,000  $ 1,482,000

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

  The Secured Notes indenture requires the trustee to retain in the collection account certain amounts sufficient to meet the quarterly note payments.

Revenue Recognition

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

Trademarks

  Trademark registrations, renewal fees and acquired trademarks are stated at cost and are amortized over fifteen years.

                                 CHEROKEE, INC.

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

Concentrations of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company limits its credit risk with respect to cash by maintaining cash balances with quality financial institutions. At January 29, 2000 and January 30, 1999, the Company's cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of the Company's licensing royalty revenue program. Generally, the Company does not require collateral or other security to support customer receivables.

  One customer accounted for approximately 68% and 76%, respectively, of the Company's trade receivables at January 29, 2000, and January 30, 1999 and approximately 66%, 76% and 75% respectively, of the Company's revenues during the fiscal periods ended January 29, 2000, January 30, 1999 and January 31, 1998.

Stock-Based Compensation

  SFAS No. 123 "Accounting for the Awards of Stock-Based Compensation to Employees" encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under SFAS No. 123 and a detailed description of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Advertising

  The Company's retail direct licensees fund their own advertising programs. The Company's advertising and promotional costs are immaterial and are expensed as incurred.

Earnings Per Share

  Basic earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is

                                 CHEROKEE, INC.

computed by dividing the net income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method.

Comprehensive Income

  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income components which under generally accepted accounting principles ("GAAP") bypass the income statement and are reported in the balance sheet as a separate component of equity. For the two years ended January 29, 2000 and January 30, 1999, the eight months ended January 31, 1998 and the year ended May 31, 1997, the Company had no other comprehensive income components as defined in SFAS No. 130, and accordingly, net income equals comprehensive income.

Segment Reporting

  The Company adopted SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information" for the year ended January 30, 1999. SFAS No. 131 supercedes SFAS No. 14, "Financial
Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position nor the the disclosure of segment information, as the Company's reporting structure provides for only one segment--the marketing and licensing of its trademarks.

Reclassifications

  Certain prior year amounts have been reclassified to conform with current period presentation.

New Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", which gives the SEC's views on certain revenue recognition issues. Management does not believe the impact of this pronouncement will have any material effect on the Company's financial statements.

3. Receivables

  Receivables consist of the following:

                                                          January 29,  January
                                                             2000      30, 1999
                                                          ----------- ----------
   Trade................................................. $ 4,258,000 $3,223,000
   Other.................................................     583,000      9,000
                                                          ----------- ----------
                                                          $ 4,841,000 $3,232,000
                                                          =========== ==========

                                 CHEROKEE INC.

4. Trademarks

  Intangible and other assets consist of the following:

                                                       January 29,   January
                                                          2000       30, 1999
                                                       -----------  ----------
   Trademarks......................................... $5,169,000   $3,419,000
   Accumulated amortization...........................   (503,000)    (243,000)
                                                       ----------   ----------
     Total............................................ $4,666,000   $3,176,000
                                                       ==========   ==========

  In November 1997, the Company entered into an agreement with Sideout Sport Inc. (the "Sideout Agreement") to purchase trademarks and licenses related to Sideout(R), Sideout Sport(R) and King of the Beach(R). Pursuant to the Sideout Agreement the Company paid $1.5 million at the closing date of the acquisition and agreed to pay $500,000 upon the release of liens, of which $495,000 was paid during Fiscal 1999. The Company will also pay Sideout Sport Inc., on a quarterly basis, additional consideration contingent upon a formula of licensing revenues, as defined in the Sideout Agreement. Such contingent consideration is limited to a maximum of $5.5 million, or the lesser amount which may be earned through October 22, 2004.

5. Long-Term Debt

  On December 23, 1997, the Company completed the recapitalization described below and publicly announced that it would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998.

  As part of the recapitalization, the Company, in exchange for the proceeds from the Secured Notes (as defined below), sold to its wholly-owned subsidiary, Spell C, all its rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of its rights in an amended licensing agreement (the "Amended Target Agreement") with Target Stores, a division of Target Corporation ("Target"). Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are collateralized by the Amended Target Agreement and the domestic Cherokee brand name and trademarks. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to the Company. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. During Fiscal 2000, the trustee distributed from the collection account $9.0 million to the holders of the Secured Notes.

                                 CHEROKEE INC.

  The Maturity Schedule of Secured Notes is as follows:

                                                                    Face Value
                                                                    -----------
   2001............................................................ $10,125,000
   2002............................................................  10,500,000
   2003............................................................  10,500,000
   2004............................................................  10,500,000
   Thereafter......................................................   2,625,000
                                                                    -----------
     Total......................................................... $44,250,000
   Less unamortized note discount..................................   5,736,000
                                                                    -----------
                                                                     38,514,000
   Less current portion of long term debt..........................  10,125,000
                                                                    -----------
     Long term obligation.......................................... $28,389,000
                                                                    ===========

6. Income Taxes

  The income tax benefit as shown in the statements of operations includes the following:

                                                            Eight
                                                           Months       Year
                                   Year Ended Year Ended    Ended       Ended
                                    January    January   January 31,   May 31,
                                    29, 2000   30, 1999     1998        1997
                                   ---------- ---------- -----------  ---------
   Current:
     Federal...................... $1,139,000 $  229,000 $ 1,892,000  $  96,000
     State........................  1,077,000    410,000     353,000     32,000
     Foreign......................    427,000    155,000      31,000     27,000
                                   ---------- ---------- -----------  ---------
                                    2,643,000    794,000   2,276,000    155,000
   Deferred:
     Federal......................  2,179,000  2,923,000  (3,058,000)  (785,000)
     State........................     37,000    265,000         --    (141,000)
                                   ---------- ---------- -----------  ---------
                                    2,216,000  3,188,000  (3,058,000)  (926,000)
                                   ---------- ---------- -----------  ---------
                                   $4,859,000 $3,982,000 $  (782,000) $(771,000)
                                   ========== ========== ===========  =========

  Deferred income taxes are comprised of the following:

                                  January 29, 2000       January 30, 1999
                               ----------------------  --------------------
                                Current   Non-Current  Current  Non-Current
                               ---------- -----------  -------- -----------
   Deferred tax assets:
   Fixed assets..............  $      --  $       --   $    --  $    11,000
   Accrued liabilities.......     978,000         --    776,000         --
   Tax effect of NOL
    carryovers...............     334,000   2,655,000       --    5,070,000
   AMT credit carryforward...         --          --        --      352,000
   Other.....................     267,000         --     85,000     (48,000)
   Valuation allowance.......         --   (1,858,000)      --   (1,858,000)
                               ---------- -----------  -------- -----------
     Total deferred tax
      assets.................  $1,579,000 $   797,000  $861,000 $ 3,527,000
                               ========== ===========  ======== ===========

  The Company's deferred tax asset is primarily related to accrued liabilities and net operating loss carryforwards. For the year ended January 29, 2000, no adjustment was made to the valuation allowance. The

                                 CHEROKEE INC.

valuation allowance relates to amounts attributable to Internal Revenues Service ("IRC") Section 382 net operating losses (as described below), which the Company believes may expire unused.

  A reconciliation of the actual income tax rates to the federal statutory rate follows:

                                                             Eight
                                                            Months     Year
                                  Year Ended  Year Ended     Ended     Ended
                                  January 29, January 30, January 31, May 31,
                                     2000        1999        1998      1997
                                  ----------- ----------- ----------- -------
   Tax expense at U.S. Statutory
    rate.........................    34.0%       34.0%        34.0%     34.0%
   Additional paid-in-capital....     --          --          35.2      25.2
   Utilization of net operating
    loss carryforward............     --          --           --      (33.6)
   Valuation allowance...........     --          --         (93.8)    (41.0)
   Foreign taxes.................     --          1.6           .6        .5
   State income tax benefit net
    of federal income tax........     5.7         4.5          4.8        .4
   Others........................    (2.1)        (.6)         3.4       1.4
                                     ----        ----        -----     -----
     Tax provision (benefit).....    37.6%       39.5%       (15.8)%   (13.1)%
                                     ====        ====        =====     =====

  At January 29, 2000, the Company had fully utilized the federal net operating loss carryovers ("NOL's") generated subsequent to the Company's 1994 reorganization. These losses are not subject to IRC Section 382 limitations.

  In 1994, the Company filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the Plan, an ownership change occurred and the annual limitation of pre-reorganization NOL's and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. Given the IRC Section 382 limitations, a substantial portion of the pre-reorganization losses will expire unused. Such deferred tax assets have been written off.

                                 CHEROKEE INC.

7. Earnings Per Share

  The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the two years ended January 29, 2000 and January 30, 1999, the eight month period ended January 31, 1998 and the year ended May 31, 1997:

                                                                          Per
                                                 Income       Shares     Share
                                               (Numerator) (Denominator) Amount
                                               ----------- ------------  ------
   For the year ended January 29, 2000:
     Basic earnings per share................  $8,061,000   8,618,053    $0.94
     Effect of dilutive securities--stock
      options and warrants...................                   2,500
                                               ----------   ---------    -----
       Dilutive earnings per share...........  $8,061,000   8,620,553    $0.94
                                               ==========   =========    =====
   For the year ended January 31, 1999:
     Basic earnings per share................  $6,088,000   8,683,601    $0.70
     Effect of dilutive securities--stock
      options and warrants...................                  22,410
                                               ----------   ---------    -----
       Dilutive earnings per share...........  $6,088,000   8,706,011    $0.70
                                               ==========   =========    =====
   For the eight month period ended January
    31, 1998:
     Basic earnings per share................  $5,717,000   7,866,862    $0.73
     Effect of dilutive securities--stock
      options and warrants...................                 545,906
                                               ----------   ---------    -----
       Dilutive earnings per share...........  $5,717,000   8,412,768    $0.68
                                               ==========   =========    =====
   For the year ended May 31, 1997:
     Basic earnings per share................  $6,651,000   7,688,521    $0.87
     Effect of dilutive securities--stock
      options and warrants...................                 465,790
                                               ----------   ---------    -----
       Dilutive earnings per share...........  $6,651,000   8,154,311    $0.82
                                               ==========   =========    =====

  The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares for the two years ended January 29, 2000 and January 30, 1999, the eight month period ended January 31, 1998 and the year ended May 31, 1997 were 503,702, 173,655, 290,000 and zero, respectively.

8. Commitments and Contingencies

Leases

  The Company leases its current facility under an operating lease expiring on July 31, 2001. The Company has an option to extend the term of the lease for two additional three-year periods. The future minimum non-cancellable lease payments are as follows:

                                                                       Operating
                                                                        Leases
                                                                       ---------
   2001............................................................... $102,000
   2002...............................................................   51,000
                                                                       --------
     Total future minimum lease payments.............................. $153,000
                                                                       ========

  Total rent expense was $102,000, $91,000, $48,000 and $60,000 for the years ended January 29, 2000 and January 30, 1999, the eight months ended January 31, 1998 and the year ended May 31, 1997, respectively.

                                 CHEROKEE INC.

9. Related Party Transactions

  In 1995, the Company entered into a Management Agreement (the "Agreement") with The Newstar Group d/b/a The Wilstar Group ("Wilstar"), pursuant to which Wilstar agreed to provide management services to the Company by providing the services of Mr. Robert Margolis as Chief Executive Officer. The Agreement, as amended, terminates on February 2, 2002 and provides for certain base compensation and bonuses, as defined, payable to Wilstar. The Agreement will automatically be extended for each consecutive one year period in the event of pre-tax earnings, as defined, exceed specified levels as agreed upon by the Company's Compensation Committee. The Agreement also provides that Wilstar may elect two directors to the Board of Directors. The Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. For the years ended January 29, 2000 and January 30, 1999, the eight months ended January 31, 1998 and the year ended May 31, 1997, respectively, the Company paid to Wilstar $4.0 million, $2.0 million, $689,000 and $778,000 of contractual base compensation and bonuses.

  On December 23, 1997 the Company loaned $2.0 million to Robert Margolis. The loan, which yields 6.0% interest per annum, has been recorded as a reduction to stockholders' equity. The principal amount of the note and all accrued interest thereon is due and payable on December 23, 2002.

  In connection with the amendment of the Agreement, the Company's stockholders approved the forgiveness and cancellation of approximately $1.9 million of the note should the Company meet certain performance goals during the fourth quarter ended January 29, 2000. The Company recorded the partial forgiveness and cancellation of $1.9 million of the note receivable from stockholder as a charge against income.

10. Stock Option Plan

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

  SFAS No. 123 "Accounting for the Awards of Stock-Based Compensation to Employees" encourages, but does not require companies to record compensation cost for stock based compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation costs for the Company's stock option plan been determined based upon the methodology prescribed under SFAS No. 123, the Company's net income would approximate the pro forma amounts below:

                                  2000        1999        1998        1997
                               ----------- ----------- ----------- -----------
   Pro Forma net income....... $ 7,606,000 $ 5,480,000 $ 5,179,000 $ 6,546,000
   Pro Forma basic earnings
    per share................. $      0.88 $      0.63 $      0.66 $      0.85
   Pro Forma diluted earnings
    per share................. $      0.88 $      0.63 $      0.62 $      0.85

  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: for 1997, risk-free interest rates ranging between 5.27% and 6.57%; dividend yields of 12.80%; volatility of 99.24%; and expected life of the option of three years; for 1998, risk-

                                 CHEROKEE INC.

free interest rates ranging between 5.80% and 6.35%; dividend yields of 7.50%; volatility of 68.97%; and expected life of the option of three years; for 1999, risk-free interest rates ranging between 4.57% and 5.56%; dividend yields of 12.50%; volatility of 56.67%; and expected life of the option of three years; and for 2000, risk-free interest rates ranging between 4.82% and 5.82%; dividend yields of zero percent; volatility of 47.5%; and expected life of the option of three years. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on pro forma financial results for future years.

  A summary of the Company's stock option activity, and related information for the years ended January 29, 2000 and January 30, 1999, the eight months ended January 31, 1998 and the year ended May 31, 1997 follows:

                                               2000               1999
                                         ------------------ ------------------
                                                   Weighted           Weighted
                                                   Average            Average
                                                   Exercise           Exercise
                                         Options    Price   Options    Price
                                         --------  -------- --------  --------
   Outstanding at beginning of year.....  561,059   $9.06    480,083   $9.46
     Granted............................  155,000    8.33    230,000    8.88
     Exercised..........................      --      --     (10,000)  10.50
     Forfeited.......................... (128,190)   8.39   (139,024)  10.03
                                         --------   -----   --------   -----
   Outstanding at end of year...........  587,869    9.01    561,059    9.06
                                         ========   =====   ========   =====
   Exerciseable at end of year..........  320,904   $8.90    276,292   $8.61
   Weighted average grant date fair
    value of options granted during the
    year................................            $2.76              $1.75

                                               1998               1997
                                         ------------------ ------------------
                                                   Weighted           Weighted
                                                   Average            Average
                                                   Exercise           Exercise
                                         Options    Price   Options    Price
                                         --------  -------- --------  --------
   Outstanding at beginning of year.....  180,000   $3.91    180,000   $3.29
     Granted............................  480,083    9.46     35,000    6.25
     Exercised.......................... (180,000)   3.91    (20,000)   3.03
     Forfeited..........................      --      --     (15,000)   3.13
                                         --------   -----   --------   -----
   Outstanding at end of year...........  480,083    9.46    180,000    3.91
                                         ========   =====   ========   =====
   Exerciseable at end of year..........   78,635   $9.46     45,003   $3.35
   Weighted average grant date fair
    value of options granted during the
    year................................            $4.23              $2.43

                                       Options Outstanding               Options Exercisable
                            ----------------------------------------- --------------------------
                             Number of     Weighted       Weighted     Number of     Weighted
                              shares       average        average       shares       average
   Range                    outstanding remaining life exercise price outstanding exercise price
   -----                    ----------- -------------- -------------- ----------- --------------
   $7.00-$8.00.............    97,501     9.24 years       $ 7.87        27,500       $ 7.99
   $8.00-$9.00.............   279,768     7.99 years       $ 8.52       199,770       $ 8.52
   $9.00-$10.00............   114,466     7.93 years       $ 9.71        78,634       $ 9.86
   $10.00-$11.00...........    96,134     7.49 years       $10.79        15,000       $10.50
                              -------                                   -------
                              587,869                                   320,904
                              =======                                   =======

                                 CHEROKEE INC.

11. Selected Quarterly Financial Data (Unaudited):

  The following table summarizes certain financial information by quarter for 2000 and 1999:

                                       Fiscal year ended January 29, 2000
                                  ---------------------------------------------
                                    May 1,    July 31,  October 31, January 29,
                                     1999       1999       1999        2000
                                  ---------- ---------- ----------- -----------
   Net Sales....................  $6,917,000 $6,382,000 $5,674,000  $5,741,000
   Earnings before taxes........   4,406,000  3,630,000  3,401,000   1,483,000
   Net Income...................   2,643,000  2,178,000  2,038,000   1,202,000
   Net income per share--basic..        0.30       0.25       0.24        0.14
   Net income per share--
    diluted.....................        0.30       0.25       0.24        0.14

                                       Fiscal year ended January 30, 1999
                                  ---------------------------------------------
                                    May 2,   August 1,  October 31, January 30,
                                     1998       1998       1998        1999
                                  ---------- ---------- ----------- -----------
   Net Sales....................  $5,296,000 $4,879,000 $5,133,000  $3,999,000
   Earnings before taxes........   3,379,000  2,153,000  2,641,000   1,897,000
   Net Income...................   2,027,000  1,292,000  1,582,000   1,187,000
   Net income per share--basic..        0.23       0.15       0.18        0.14
   Net income per share--
    diluted.....................        0.23       0.15       0.18        0.14

                                 CHEROKEE INC.

          SCHEDULE II--VALUATIONS AND QUALIFYING ACCOUNTS AND RESERVES

                                      Charged/
                                     (Credited)
                         Balance at   to Costs   Charged to              Balance at
                          Beginning     and        Other                   End of
      Description         of Period   Expenses    Accounts  Deductions     Period
      -----------        ----------- ----------  ---------- ----------   ----------
Deducted from assets to
 which they apply:
  Allowance for doubtful
   accounts:
    Year ended January
     29, 2000........... $       --  $      --   $      --   $    --     $      --
    Year ended January
     30, 1999........... $       --  $      --   $      --   $    --     $      --
    Year ended January
     31, 1998........... $       --  $      --   $      --   $    --     $      --
    Year ended May 31,
     1997............... $   591,000 $ (112,000) $      --   $479,000(1) $      --
  Tax Valuation
   Allowance:
    Year ended January
     29, 2000........... $ 1,858,000 $      --   $      --   $    --     $1,858,000
    Year ended January
     30, 1999........... $ 1,858,000 $      --   $      --   $    --     $1,858,000
    Year ended January
     31, 1998........... $ 6,458,000 $2,559,000  $2,041,000  $    --     $1,858,000
    Year ended May 31,
     1997............... $10,714,000 $2,408,000  $1,848,000  $    --     $6,458,000

--------
(1) Uncollectible accounts receivable written off against the allowance.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders scheduled to be held on May 31, 2000, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 29, 2000. The following table sets forth information with respect to each of the Company's current executive officers.

                                                 Principal Occupation for Past
                 Name, Age and                            Five Years;
       Present Position with the Company              Business Experience
       ---------------------------------         -----------------------------
 Robert Margolis, 52                           Mr. Margolis was appointed
  Director, Chairman of the Board of Directors Chairman of the Board and Chief
  and Chief Executive Officer                  Executive Officer of the Company
                                               on May 5, 1995. Mr. Margolis was
                                               the co-founder of the Company's
                                               Apparel Division in 1981. He had
                                               been the Co-Chairman of the
                                               Board of Directors, President
                                               and Chief Executive Officer of
                                               the Company since June 1990 and
                                               became Chairman of the Board on
                                               June 1, 1993. Mr. Margolis
                                               resigned all of his positions
                                               with the Company on October 31,
                                               1993 and entered into a one-year
                                               consulting agreement with the
                                               Company. The Newstar Group d/b/a
                                               The Wilstar Group provides
                                               Mr. Margolis' services as Chief
                                               Executive Officer of the Company
                                               pursuant to the terms of a
                                               management agreement between the
                                               Company and Wilstar .

 Howard Siegel, 44                             Mr. Siegel has been employed by
  President-Operations                         Cherokee since January 1996 as
                                               Vice President of Operations and
                                               administration and became
                                               President of Operations on June
                                               1, 1998. Prior to January 1996,
                                               Mr. Siegel had a long tenure in
                                               the apparel business industry
                                               working as a Senior Executive
                                               for both Federated Department
                                               stores and Carter Hawley Hale
                                               Broadway stores.

 Carol Gratzke, 51                             Ms. Gratzke returned to Cherokee
  Chief Financial Officer                      in November 1995 as its Chief
                                               Financial Officer. From August
                                               1986 to July 1994, she was the
                                               Controller and, for a portion of
                                               such period, the Chief Financial
                                               Officer of the Apparel & Uniform
                                               Divisions. From July 1994 to
                                               September 1995, she was
                                               Executive Vice President of
                                               Finance for a Los Angeles based
                                               apparel manufacturing company.

 Stephen Ascher, 37                            Mr. Ascher joined Cherokee in
  Executive Vice President, North America      November 1997 when the worldwide
                                               rights of the Sideout brand were
                                               purchased in November 1997. In
                                               November 1983, Mr. Ascher
                                               founded Sideout Sport, Inc. He
                                               was the President and CEO of
                                               Sideout Sport through October
                                               1997. and the former President
                                               of Sideout Sport Inc.

                                                      Principal Occupation for
                   Name, Age and                          Past Five Years;
         Present Position with the Company              Business Experience
         ---------------------------------            ------------------------
 Oliver E. Wood, Jr., 57                            Mr. Wood joined Cherokee in
  Executive Vice President, International Marketing March 1999 as Executive
                                                    Vice President of
                                                    International Marketing.
                                                    From March 1996 to March
                                                    1999, he was president of
                                                    his own international
                                                    consulting firm. From 1987
                                                    to March 1996, Mr. Wood was
                                                    Corporate Vice President,
                                                    International division of
                                                    Oshkosh B'Gosh, Inc.

Item 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders scheduled to be held on May 31, 2000, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 29, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders scheduled to be held on May 31, 2000, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 29, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders scheduled to be held on May 31, 2000, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 29, 2000.

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

 10.1 Form of Director Warrant (incorporated by reference from Exhibit 10.3 of Cherokee Inc.'s Form 10 dated April 24, 1995).

 10.2 License Agreement between Cherokee Inc. and Target Stores, a division of Dayton-Hudson Corporation, dated August 15, 1995 (incorporated by reference from Exhibit 10.9 of Cherokee Inc.'s Form 10-K dated June
          3, 1995).

 10.3    Agreement of Purchase and Sale of Trademarks and Licenses between
          Cherokee Inc. and Sideout Sport, Inc. dated November 7, 1997
          (incorporated by reference from Exhibit 2.1 of Cherokee Inc.'s
          Current Report on Form 8-K dated November 7, 1997).

 10.4    License Agreement between Cherokee Inc. and Dayton Hudson Stores dated
          November 12, 1997 (incorporated by reference from Exhibit 10.1 of
          Cherokee Inc.'s Current Report on Form 8-K dated November 7, 1997).

 10.5 Note Purchase Agreement dated December 23, 1997, between SPELL C. LLC and the purchasers listed on the signature pages thereto
          (incorporated by reference from Exhibit 10.16 of Cherokee Inc.'s Form
          10-K dated January 31, 1998).

 10.6    Trademark Purchase and License Assignment Agreement dated December 23,
          1997 between SPELL C. LLC and Cherokee Inc. (incorporated by reference from Exhibit 10.17 of Cherokee Inc.'s Form 10-K dated
          January 31, 1998).

 10.7    Administrative Services Agreement dated December 23, 1997, between
          SPELL C. LLC and Cherokee Inc. (incorporated by reference from
          Exhibit 10.18 of Cherokee Inc.'s Form 10-K dated January 31, 1998).

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.8    Limited Liability Company Agreement of SPELL C. LLC dated as of
          December 23, 1997, between SPELL C. LLC and Cherokee Inc.
          (incorporated by reference from Exhibit 10.19 of Cherokee Inc.'s
          Form 10-K dated January 31, 1998).

 10.9    Second Revised and Restated Management Agreement dated as of November
          29, 1999 between Cherokee Inc. and The Newstar Group d/b/a The
          Wilstar Group ("Wilstar").

 21.1    Subsidiaries of Cherokee Inc.

 23.1    Consent of Independent Auditors dated April 14, 2000.

 27.1    Article 5 of Regulation S-X--Financial Data Schedule

  (b) Reports on Form 8-K.

  On January 25, 2000, the Company filed a report on Form 8-K incorporating its press release concerning the approval by stockholders of Sections 3.2 and 3.3 of the Revised Management Agreement and the performance goals contained therein.

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

                                          Date: April 17, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ Robert Margolis           Chairman and Chief Executive    April 17, 2000
____________________________________  Officer and Director
          Robert Margolis


        /s/ Carol Gratzke            Chief Financial                 April 17, 2000
____________________________________  Officer/Chief Accounting
           Carol Gratzke              Officer


        /s/ Timothy Ewing            Director                        April 17, 2000
____________________________________
           Timothy Ewing


          /s/ Keith Hull             Director                        April 17, 2000
____________________________________
             Keith Hull


       /s/ Douglas Weitman           Director                        April 17, 2000
____________________________________
          Douglas Weitman


         /s/ Jess Ravich             Director                        April 17, 2000
____________________________________
            Jess Ravich