Form 10-Q
period 2000-04-29
CHEROKEE INC
filed 2000-06-06
CIK 844161

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 29, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________ to __________.

                        Commission file number 0-18640
                                               -------

                                 CHEROKEE INC.
                                 -------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

     Delaware                                               95-4182437
     --------                                               ----------
(State or other jurisdiction of                            (IRS employer
Incorporation or organization)                        identification number)


6835 Valjean Avenue, Van Nuys, CA                              91406
---------------------------------------                       --------
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code         (818) 908-9868
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ___
                                       ---

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court. Yes   X    No ___
                ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at April 29, 2000
               -----                         -----------------------------
Common Stock, $.02 par value per share       8,480,705

                                 CHEROKEE INC.
                                 -------------

                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

     Consolidated Balance Sheets
          April 29, 2000 and January 29, 2000                                        2

     Consolidated Statements of Operations                                           3
          Three Month period ended April 29, 2000 and
          May 1, 1999

     Consolidated Statements of Cash Flows                                           4
          Three Month period ended April 29, 2000 and
          May 1, 1999

     Notes to Consolidated Financial Statements                                      5

     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          7

     ITEM 3.  Quantitative and Qualitative Disclosure
              about Market Risk                                                     10

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                     10

     ITEM 2.  Changes in Securities                                                 11

     ITEM 3.  Defaults Upon Senior Securities                                       11

     ITEM 4.  Submission of Matters to a Vote of Security Holders                   11

     ITEM 5.  Other Information                                                     11

     ITEM 6.  Exhibits and Reports on 8-K                                           11

                          Part 1. Financial Information

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                  CHEROKEE INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                April 29, 2000     January 29, 2000
                                                                                --------------     ----------------
                                                                                  Unaudited
Assets
Current assets:
  Cash and cash equivalents                                                       $ 3,429,000          $ 2,253,000
  Restricted cash                                                                   2,327,000            2,324,000
  Receivables, net                                                                  8,379,000            4,841,000
  Prepaid expenses and other current assets                                             9,000               28,000
  Deferred tax asset                                                                  807,000            1,579,000
                                                                                 ------------         ------------
Total current assets                                                               14,951,000           11,025,000
Deferred tax asset                                                                    797,000              797,000
Securitization fees, net of accumulated amortization of $480,000
  and $429,000, respectively                                                          761,000              812,000
Property and equipment, net of accumulated depreciation of
  $163,000 and $156,000, respectively                                                 204,000              203,000
Trademarks, net of accumulated amortization of
  $594,000 and $503,000, respectively                                               5,101,000            4,666,000
Other assets                                                                           15,000               15,000
                                                                                 ------------         ------------
                Total assets                                                     $ 21,829,000         $ 17,518,000
                                                                                 ============         ============
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                $ 1,514,000            $ 600,000
  Other accrued liabilities                                                         3,139,000            2,286,000
  Notes payable                                                                    10,500,000           10,125,000
                                                                                 ------------         ------------
Total current liabilities                                                          15,153,000           13,011,000
Other liabilities                                                                     250,000              250,000
Notes payable - long term                                                          26,395,000           28,389,000
                                                                                 ------------         ------------
                Total liabilities                                                  41,798,000           41,650,000
                                                                                 ------------         ------------
Stockholders' Deficit:
Common stock, $.02 par value,20,000,000 shares authorized,
  8,480,705 and 8,472,428 shares issued and outstanding at
  April 29, 2000 and at January 29, 2000                                              170,000              170,000
Note receivable from stockholder                                                     (370,000)            (365,000)
Accumulated deficit                                                               (19,769,000)         (23,937,000)
                                                                                 ------------         ------------
Stockholders' deficit                                                             (19,969,000)         (24,132,000)
                                                                                 ------------         ------------
Total liabilities and stockholders' deficit                                      $ 21,829,000         $ 17,518,000
                                                                                 ============         ============

See the accompanying notes which are an integral part of these consolidated financial statements.

                                  CHEROKEE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                        Three months ended
                                                              ----------------------------------------
                                                              April 29, 2000               May 1, 1999
                                                              --------------               -----------
Royalty revenues                                               $ 9,603,000                  $ 6,917,000
Selling, general and administrative expenses                     2,141,000                    1,845,000
                                                               -----------                  -----------
Operating income                                                 7,462,000                    5,072,000
Other income (expenses) :
Interest expense                                                  (632,000)                   (750,000)
Investment and Interest income                                      99,000                       84,000
                                                               -----------                  -----------
Total other income (expenses), net                                (533,000)                    (666,000)
Income before income taxes                                       6,929,000                    4,406,000
Income tax provision                                             2,772,000                    1,763,000
                                                               -----------                  -----------
Net income                                                     $ 4,157,000                  $ 2,643,000
                                                               ===========                  ===========
Basic earnings per share                                       $      0.49                  $      0.30
                                                               -----------                  -----------
Diluted earnings per share                                     $      0.49                  $      0.30
                                                               -----------                  -----------
Weighted average shares outstanding
 Basic                                                           8,476,567                    8,705,428
                                                               ===========                  ===========
 Diluted                                                         8,476,567                    8,705,428
                                                               ===========                  ===========

See the accompanying notes which are an integral part of these consolidated financial statements.

                                  CHEROKEE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                  Three months ended
                                                                         ----------------------------------------
                                                                         April 29, 2000               May 1, 1999
                                                                         --------------               -----------
Operating activities
--------------------
Net income                                                                $ 4,157,000                  $ 2,643,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                7,000                       15,000
   Amortization of goodwill and trademarks                                     91,000                       58,000
   Amortization of securitization fees                                         51,000                       52,000
   Amortization of debt discount                                              632,000                      750,000
   Decrease in deferred taxes                                                 772,000                    1,498,000
   Interest income on note receivable from stockholder                         (5,000)                     (31,000)
   Changes in current assets and liabilities:
    Increase in accounts receivable                                        (3,538,000)                  (3,157,000)
    Decrease in other current assets                                           19,000                       22,000
    Increase in accounts payable and accrued liabilities                    1,767,000                      800,000
                                                                          -----------                  -----------
Net cash provided by operating activities                                   3,953,000                    2,650,000
                                                                          -----------                  -----------
Investing activities
--------------------
Purchase of trademarks                                                       (528,000)                    (307,000)
Purchase of property and equipment                                             (8,000)                     (30,000)
Decrease in other assets                                                            -                       91,000
                                                                          -----------                  -----------
Net cash used in investing activities                                        (536,000)                    (246,000)
                                                                          -----------                  -----------
Financing activities
--------------------
Cash distributions                                                                  -                   (2,176,000)
(Increase) decrease in restricted cash                                         (3,000)                   1,691,000
Proceeds from exercise of stock options and warrants                           12,000                            -
Payment on notes                                                           (2,250,000)                  (2,250,000)
                                                                          -----------                  -----------
Net cash used in financing activities                                      (2,241,000)                  (2,735,000)
                                                                          -----------                  -----------
Increase in cash and cash equivalents                                       1,176,000                     (331,000)
Cash and cash equivalents at beginning of period                            2,253,000                    2,847,000
                                                                          -----------                  -----------
Cash and cash equivalents at end of period                                $ 3,429,000                  $ 2,516,000
                                                                          ===========                  ===========
Total paid during period:
------------------------
     Income taxes                                                         $   228,525                  $   240,000
     Interest                                                             $   310,499                  $   172,000
Non-cash transactions:
---------------------
     Declaration of dividend                                              $         -                  $ 2,176,000

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements as of April 29, 2000 and for the three month periods ended April 29, 2000 and May 1, 1999 have been prepared in accordance U.S. generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 29, 2000 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three month periods ended April 29, 2000 and May 1, 1999 are not necessarily indicative of the results to be expected for the fiscal year ended February 3, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000.

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

Earnings Per Share Computation

The weighted average number of shares excludes 511,203 and 561,060 shares of common stock issuable on the exercise of stock options for the three-month periods ended April 29, 2000 and May 1, 1999, respectively, because the exercise price is less than the average market price of the common stock during the period.


(3)  Long Term Debt

Long term debt is comprised of Zero-Coupon Secured Notes ("Secured Notes") yielding 7% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The following table summarizes the maturity of the long-term debt:

     For the year ending:                                           Face Value

     April 29, 2001 ............................................  $ 10,500,000
     April 29, 2002 ............................................    10,500,000
     April 29, 2003 ............................................    10,500,000
     April 29, 2004.............................................    10,500,000
                                                                    ----------
               Total ...........................................    42,000,000
              Less unamortized Note Discount....................     5,105,000
                                                                    ----------
                                                                    36,895,000
              Less current portion of long term debt ...........    10,500,000
                                                                    ----------
              Long term obligation .............................  $ 26,395,000
                                                                    ==========

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

     The Company's operating strategy emphasizes domestic and international, retail direct and wholesale licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. The Company's license agreements generally provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and also grant the Company the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of April 29, 2000, the Company had 30 continuing license agreements for the Company's various trademarks, covering both domestic and international markets. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard.

     In November 1997, the Company reaffirmed its relationship with Target Stores, a division of Target Corporation ("Target"), by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target is obligated to pay a royalty based upon a percentage of its net sales of Cherokee brand products, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement.

     During the three months ended April 29, 2000 (the "First Quarter"), sales of merchandise bearing the Cherokee brand continued to increase, with total retail sales exceeding $392.0 million versus $297.0 million in total retail sales for the first quarter of last year. Zellers sales of merchandise bearing the Cherokee brand were in excess of $29.7 million during the First Quarter compared to $22.3 million for the first quarter of last year. Additionally, ShopKo Stores Inc. acquired Pamida, Inc. in July 1999. As part of its integration of the Pamida operations into those of ShopKo, ShopKo made the decision to discontinue use of the Cherokee brand in its merchandise assortments and requested a termination of the Pamida licensing agreement with the Company. The Company agreed to terminate the licensing agreement with Pamida in return for a cash payment of $375,000 as settlement in full of the remaining minimum royalties due under the existing licensing agreement.

     During the First Quarter, the Company's Sideout licensing partners continued to achieve positive results from sales of merchandise bearing the Sideout brand. Sales of Mervyn's young men's, junior's and children's apparel and accessories bearing the Sideout brand were approximately $18.5 million during the First Quarter in comparison to $10.0 million for the first quarter of last year.

   In addition to licensing its own brands, the Company is seeking to represent and manage, as an exclusive agent, other brands with respect to domestic and international marketing, licensing and distribution. Generally, as an exclusive agent, the Company will perform a range of services including marketing of brands, solicitation of licensees, contract negotiations and administration and maintenance of license or distribution agreements. In return for its services the Company will normally charge a certain percentage of the net royalties generated by the brands it represents and manages. In March 2000, the Company entered into an agreement to act as the exclusive agent for Mossimo Inc. With the assistance of the Company, Mossimo entered into a multi-year licensing agreement with Target. Pursuant to a finder's agreement with Mossimo, the Company is entitled to 15% of all royalties paid to Mossimo by Target. The Company does not expect to derive any revenues from this arrangement until June 2001 at the earliest. In May 2000, creditors of Mossimo filed a petition to force Mossimo into involuntary bankruptcy. It is unclear what effect, if any, this action will have on the agreement between Mossimo and Target and the Company's rights to receive a percentage of the royalties. Additionally, in April 2000, the Company entered into an exclusive agreement to represent Maui and Sons Inc. in the United States and Canada, and in May 2000 it entered into an exclusive agreement with Aspen Licensing International Inc. to represent its Aspen brand both domestically and internationally.

     In December 1997, the Company completed a series of transactions whereby it sold its rights to the Cherokee brand and related trademarks in the United States to Spell C, its wholly-owned subsidiary, and also assigned to Spell C its rights in the Amended Target Agreement. In return the Company received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the "Secured Notes"), which yield 7.0% interest per annum, amortized quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes is $60.0 million which equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. As of the end of the First Quarter, approximately $42.0 million remains outstanding under the Secured Notes.

Results of Operations

     Net revenues were $9.6 million during the First Quarter as compared to $6.9 million during the three month period ended May 1, 1999, which represents an increase of 39%. Revenues for the Cherokee brand were $8.7 million for the First Quarter compared to $6.5 million for the three month period ended May 1, 1999. During the First Quarter and the comparable three months ended May 1, 1999, royalty revenues of $6.9 million and $5.3 million were recognized from Target, which accounted for 72% and 77% of total revenues, respectively. For the First Quarter, Sideout brand revenues were $800,000 compared to $428,000 for the three month period ended May 1, 1999. The increase in net revenues is mainly due to the continued expansion by Target, in the United States, and Zellers, in Canada, of the Cherokee trademark over a broader range of categories, the $375,000 payment by Pamida and the increased sales of the Sideout brand at Mervyn's and other retail direct licensees.

     The Company's royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalties are actually received during the month following the end of a quarter. The Company's receivable balance included the accrual of Target, Zellers and Mervyn's royalty revenues earned during the First Quarter and subsequently received in May 2000.

     Selling, general, and administrative expenses for the First Quarter were $2.1 million or 22% of net revenues. In comparison, selling, general and administrative expenses were $1.8 million or 27% net revenues during the three month period ended May 1, 1999.

     During the First Quarter, the Company's interest expense was $632,000 compared to $750,000 for the three month period ended May 1, 1999. The interest expense is attributable to the Secured Notes. For the First Quarter, the Company's investment and interest income was $99,000 in comparison to $84,000 for the three month period ended May 1, 1999. The increase in interest income is due to larger amounts of cash being available to invest in the First Quarter.

     During the First Quarter, the Company's net income was $4.1 million or $0.49 per share whereas for the three month period ended May 1, 1999, net income was $2.6 million or $0.30 per share. For the First Quarter, the Company incurred a charge for income taxes of $2.8 million in comparison to $1.8 million for the three month period ended May 1, 1999. Prior year charges for federal income taxes were primarily offset against the Company's deferred tax asset account. The Company has fully utilized the net operating losses generated subsequent to the Company's 1994 reorganization, which were not subject to
Section 382 limitations. For fiscal year ended February 3, 2001, the Company expects to utilize $780,450 of its limited Section 382(1)(b) net operating losses for both federal and state and is making quarterly estimated tax payments for its federal and state income tax liabilities.

Liquidity and Capital Resources

     On April 29, 2000, the Company had approximately $5.7 million in cash and cash equivalents, which includes $2.3 million held in the collection account for distribution to the Secured Note holders. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

     During the First Quarter, net cash provided by operations was $3.9 million. Net cash used in investing activities was $536,000 relating primarily to the purchase of trademarks. Net cash used in financing activities was $2.2 million, which was the quarterly payment on the Secured Notes.

Inflation and Changing Prices

     Inflation did not have a significant effect on the Company's operations during the First Quarter or the prior year period.


Special Note Regarding Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements, including without limitation, statements containing the words, "believes," "anticipates," "estimates," "expects," and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company is subject to certain risk factors, which include, but are not limited to, restrictions on distributions by Spell C, uncertainty regarding the Sideout brand, competition, dependence on a single licensee, dependence on intellectual property rights, and other factors referenced in this Form 10-Q and/or discussed further in the Company's Form 10-K and other filings with the Securities and Exchange Commission. The forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in conjunction with the risk factors listed in the Company's Form 10-K under "Risk Factors." Given the known and unknown risks and uncertainties, undue reliance should not be placed on the forward-looking statements contained herein. In addition, the Company disclaims any intent or obligation to update any of the forward-looking statements contained herein to reflect future events and developments.


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

Interest

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

Foreign Currency

     The Company conducts business in various parts of the world. The Company is exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where the Company's licensees do business. For the First Quarter, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where the Company operates was not material.


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

     None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS

     None.


ITEM 5.    OTHER INFORMATION

     None.


ITEM 6.    EXHIBITS AND REPORTS ON 8-K

(a)  Exhibits
     --------

     27.1  Article 5 of Regulation S-X - Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     The Company filed no reports on Form 8-K during the First Quarter.

SIGNATURES
----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    June 6, 2000


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