Form 10-Q
period 2000-07-29
CHEROKEE INC
filed 2000-08-28
CIK 844161

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

                        Commission file number 0-18640
                                               -------

                                 CHEROKEE INC.
                                 -------------
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------

          Delaware                                        95-4182437
-------------------------------            -----------------------------------
(State or other jurisdiction of            (IRS employer identification number)
 Incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                         91406
----------------------------------------   -----------------------------------
(Address of principal executive offices)                Zip Code

Registrant's telephone number, including area code        (818) 908-9868
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
               -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at July 29, 2000
              -----                          ----------------------------
Common Stock, $.02 par value per share                8,231,705

                                 CHEROKEE INC.
                                 -------------

                                     INDEX

  PART I.   FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

     Consolidated Balance Sheets
       July 29, 2000 and January 29, 2000                                    2

     Consolidated Statements of Operations                                   3
       Three and Six Month periods ended July 29, 2000 and
       July 31, 1999

     Consolidated Statements of Cash Flows                                   4
       Six Month periods ended July 29, 2000 and
       July 31, 1999

     Notes to Consolidated Financial Statements                              5

     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  7

     ITEM 3.  Quantitative and Qualitative Disclosure
               about Market Risk                                            10


  PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                             11

     ITEM 2.  Changes in Securities                                         11

     ITEM 3.  Defaults Upon Senior Securities                               11

     ITEM 4.  Submission of Matters to a Vote of Security Holders           11

     ITEM 5.  Other Information                                             11

     ITEM 6.  Exhibits and Reports on 8-K                                   12

                         Part 1. Financial Information
                         -----------------------------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                                 CHEROKEE INC.
                                 -------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                  July 29, 2000       January 29, 2000
                                                                 --------------       ----------------
                                                                    Unaudited
Assets
Current assets:
  Cash and cash equivalents                                      $    1,186,000       $      2,253,000
  Restricted cash                                                     2,710,000              2,324,000
  Receivables, net                                                    7,101,000              4,841,000
  Prepaid expenses and other current assets                              49,000                 28,000
  Deferred tax asset                                                    807,000              1,579,000
                                                                 --------------       ----------------
Total current assets                                                 11,853,000             11,025,000

Deferred tax asset                                                      797,000                797,000
Securitization fees, net of accumulated amortization of
  $531,000 and $429,000, respectively                                   709,000                812,000
Property and equipment, net of accumulated depreciation of
  $170,000 and $156,000, respectively                                   248,000                203,000
Trademarks, net of accumulated amortization of
  $698,000 and $503,000, respectively                                 5,642,000              4,666,000
Other assets                                                             15,000                 15,000
                                                                 --------------       ----------------
                Total assets                                     $   19,264,000       $     17,518,000
                                                                 --------------       ----------------

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                               $      949,000              $ 600,000
  Other accrued liabilities                                           2,050,000              2,286,000
  Notes payable                                                      10,500,000             10,125,000
                                                                 --------------       ----------------
Total current liabilities                                            13,499,000             13,011,000

Other liabilities                                                       250,000                250,000
Notes payable - long term                                            24,377,000             28,389,000
                                                                 --------------       ----------------
                Total liabilities                                    38,126,000             41,650,000
                                                                 --------------       ----------------

Stockholders' Deficit:
Common stock, $.02 par value,20,000,000 shares authorized,
  8,231,705 and 8,472,428 shares issued and outstanding at
  July 29, 2000 and at January 29, 2000                                 165,000                170,000
Note receivable from stockholder                                              -               (365,000)
Accumulated deficit                                                 (19,027,000)           (23,937,000)
                                                                 --------------       ----------------
Stockholders' deficit                                               (18,862,000)           (24,132,000)
                                                                 --------------       ----------------
Total liabilities and stockholders' deficit                      $   19,264,000       $     17,518,000
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

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                             Three months ended              Six months ended
                                                             ------------------              ----------------
                                                      July 29, 2000   July 31, 1999   July 29, 2000   July 31, 1999
                                                      -------------   -------------   -------------   -------------
Royalty revenues                                       $  7,686,000    $  6,382,000    $ 17,289,000    $ 13,300,000

Selling, general and administrative expenses              2,476,000       2,128,000       4,616,000       3,973,000
                                                       ------------    ------------    ------------    ------------
Operating income                                          5,210,000       4,254,000      12,673,000       9,327,000

Other income (expenses) :
Interest expense                                           (606,000)       (724,000)     (1,238,000)     (1,474,000)
Investment and Interest income                              124,000         100,000         223,000         183,000
                                                       ------------    ------------    ------------    ------------
Total other income (expenses), net                         (482,000)       (624,000)     (1,015,000)     (1,291,000)

Income before income taxes                                4,728,000       3,630,000      11,658,000       8,036,000

Income tax provision                                      1,891,000       1,452,000       4,664,000       3,215,000
                                                       ------------    ------------    ------------    ------------
Net income                                             $  2,837,000    $  2,178,000    $  6,994,000    $  4,821,000
                                                       ============    ============    ============    ============

Basic earnings per share                               $       0.34    $       0.25    $       0.83    $       0.55
                                                       ------------    ------------    ------------    ------------

Diluted earnings per share                             $       0.34    $       0.25    $       0.83    $       0.55
                                                       ------------    ------------    ------------    ------------

Weighted average shares outstanding
 Basic                                                    8,397,705       8,705,428       8,437,136       8,705,428
                                                       ============    ============    ============    ============
 Diluted                                                  8,402,400       8,705,937       8,439,787       8,705,428
                                                       ============    ============    ============    ============

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                                                  Six months ended
                                                                                  ----------------
                                                                           July 29, 2000    July 31, 1999
                                                                           ------------------------------
Operating activities
--------------------
Net income                                                                   $ 6,994,000    $ 4,821,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                  14,000         30,000
   Amortization of goodwill and trademarks                                       181,000        121,000
   Amortization of securitization fees                                           103,000        103,000
   Amortization of debt discount                                               1,238,000      1,474,000
   Decrease in deferred taxes                                                    772,000      2,864,000
   Interest income on note receivable from stockholder                                 -        (61,000)
   Changes in current assets and liabilities:
    Increase in accounts receivable                                           (2,260,000)    (2,599,000)
    Decrease (increase) in prepaid expenses and other current assets             (21,000)      (698,000)
    Decrease in accounts payable and accrued liabilities                         113,000       (280,000)
                                                                             -----------    -----------
Net cash provided by operating activities                                      7,134,000      5,775,000
                                                                             -----------    -----------

Investing activities
--------------------
Purchase of trademarks                                                        (1,164,000)      (636,000)
Purchase of property and equipment                                               (60,000)       (30,000)
Decrease in other assets                                                               -         91,000
Repayment on note receivable from stockholder                                    373,000              -
                                                                             -----------    -----------
Net cash used in investing activities                                           (851,000)      (575,000)
                                                                             -----------    -----------

Financing activities
--------------------
Cash distributions                                                                     -     (4,352,000)
(Increase) decrease in restricted cash                                          (386,000)     2,212,000
Repurchase of common stock                                                    (2,101,000)             -
Proceeds from exercise of warrants                                                12,000              -
Payment on notes                                                              (4,875,000)    (4,500,000)
                                                                             -----------    -----------
Net cash used in financing activities                                         (7,350,000)    (6,640,000)
                                                                             -----------    -----------

Decrease in cash and cash equivalents                                         (1,067,000)    (1,440,000)
Cash and cash equivalents at beginning of period                               2,253,000      2,847,000
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $ 1,186,000    $ 1,407,000
                                                                             ===========    ===========

Total paid during period:
-------------------------
     Income taxes                                                            $ 2,578,000    $   905,000
     Interest                                                                $   711,000    $   380,000

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements as of July 29, 2000 and for the three and six month periods ended July 29, 2000 and July 31, 1999 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 29, 2000 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six month periods ended July 29, 2000 and July 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ended February 3, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended July 29, 2000 and July 31, 1999:

                                              2000                    1999
                                     3 Months     6 Months    3 Months    6 Months
                                     -----------------------  ----------------------
Numerator:
Net income-numerator for
net income per common share
and net income per common
share assuming dilution              $ 2,837,000  $6,994,000  $2,178,000  $4,821,000
                                     ===========  ==========  ==========  ==========

Denominator:
Denominator for net income
Per common share-weighted
average shares                         8,397,705   8,437,136   8,705,428   8,705,428

Effect of dilutive securities:
Stock options                              4,695       2,651         509       -
                                     -----------  ----------  ----------  ----------

Denominator for net income
per common share, assuming
dilution: Adjusted weighted
average shares and assumed
exercises                              8,402,400   8,439,787   8,705,937   8,705,428
                                     ===========  ==========  ==========  ==========

Common shares issuable upon exercise of stock options that are antidilutive amounted to 588,703 and 484,536 for the six month periods ended July 29, 2000 and July 31, 1999, respectively.


(3)  Long Term Debt

Long term debt is comprised of Zero-Coupon Secured Notes ("Secured Notes") yielding 7% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The following table summarizes the maturity of the long-term debt:


       For the year ending:                                         Face Value

       July 29, 2001 ............................................  $ 10,500,000
       July 29, 2002 ............................................    10,500,000
       July 29, 2003 ............................................    10,500,000
       July 29, 2004.............................................     7,875,000
                                                                    -----------
               Total ............................................    39,375,000
          Less unamortized Note Discount.........................     4,498,000
                                                                    -----------
                                                                     34,877,000
              Less current portion of long term debt ............    10,500,000
                                                                   ------------
              Long term obligation ..............................  $ 24,377,000
                                                                   ============

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

     The Company's operating strategy emphasizes domestic and international, retail direct and wholesale licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. The Company's license agreements generally provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and also grant the Company the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of July 29, 2000, the Company had 29 continuing license agreements for the Company's various trademarks, covering both domestic and international markets. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard.

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

     During the three months ended July 29, 2000 (the "Second Quarter"), sales of merchandise bearing the Cherokee brand continued to increase, with total retail sales exceeding $401.7 million versus $319.0 million in total retail sales for the second quarter of last year. Zellers sales of merchandise bearing the Cherokee brand were in excess of $33.5 million during the Second Quarter compared to $30.4 million for the second quarter of last year.

     During the Second Quarter, the Company's Sideout licensing partners continued to achieve positive results from sales of merchandise bearing the Sideout brand. Sales of Mervyn's young men's, junior's and children's apparel and accessories bearing the Sideout brand were approximately $21.6 million during the Second Quarter in comparison to $12.3 million for the second quarter of last year.

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

     Pursuant to the Company's Board of Directors' authorization of a stock repurchase program, the Company repurchased and retired 249,000 shares of its common stock during the Second Quarter. Continued repurchases of the Company's stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

     In December 1997, the Company completed a series of transactions whereby it sold its rights to the Cherokee brand and related trademarks in the United States to Spell C, its wholly-owned subsidiary, and also assigned to Spell C its rights in the Amended Target Agreement. In return the Company received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the "Secured Notes"), which yield 7.0% interest per annum, amortized quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes is $60.0 million which equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. As of the end of the Second Quarter, approximately $39.4 million remains outstanding under the Secured Notes.

Results of Operations

     Net revenues for the Second Quarter and the six month period ended July 29, 2000 (the "Six Months") were $7.7 million and $17.3 million, respectively, in comparison to net revenues for the three and six month periods ended July 31, 1999 of $6.4 million and $13.3 million, respectively. Revenues for the Cherokee brand were $6.8 million and $15.6 million, respectively, for the Second Quarter and Six Months compared to $5.6 million and $12.1 million, respectively, for the three and six month periods ended July 31, 1999. For the Second quarter and Six Months, royalty revenues of $5.3 million and $12.2 million were recognized from Target, which accounted for 69% and 70% of total revenues, respectively, compared to $4.5 million and $9.8 million, or 70% and 74% of total revenues, respectively, for the three and six months ended July 31, 1999. For the Second Quarter and Six Months, Sideout brand revenues were $837,000 and $1.6 million compared to $764,000 and $1.2 million for the three and six month periods ended July 31, 1999. The increase in net revenues is mainly due to the continued expansion by Target, in the United States, and Zellers, in Canada, of the Cherokee trademark over a broader range of categories, and the increased sales of the Sideout brand at Mervyn's and other retail direct licensees.

     The Company's royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. The Company's receivable balance included the accrual of Target, Zellers and Mervyn's royalty revenues earned during the Second Quarter and subsequently received in August 2000.

     Selling, general, and administrative expenses for the Second Quarter and the Six Months were $2.5 million and $4.6 million or 32% and 27% of net revenues. In comparison, selling, general and administrative expenses were $2.1 million and $4.0 million or 33% and 30% of net revenues during the three and six month periods ended July 31, 1999. The increase in administrative expenses in absolute terms is due to an increase in salaries due to the addition of marketing staff, an increase in accrued management bonus and an increase in trademark amortization.

     During the Second Quarter and the Six Months, the Company's interest expense was $606,000 and $1.2 million compared to $724,000 and $1.5 million for the three and six month periods ended July 31, 1999. The interest expense is attributable to the Secured Notes. The decrease in interest expense is due to the reduction in the Secured Note balance. During the Six months, the Company paid down $4.9 million of the Secured Notes. For the Second Quarter and the Six Months, the Company's investment and interest income was $124,000 and $223,000 in comparison to $100,000 and $183,000 for the three and six month periods ended July 31, 1999. The increase in interest income is due to larger amounts of cash being available to invest in the Second Quarter.

     During the Second Quarter and the Six Months, the Company's net income was $2.9 million and $7.0 million or $0.34 and $0.83 per share whereas for the three and six month periods ended July 31, 1999, net income was $2.2 million and $4.8 million or $0.25 and $.55 per share. For the Second Quarter and the Six Months, the Company incurred a charge for income taxes of $1.9 million and $4.7 million in comparison to $1.4 million and $3.2 million for the three and six month periods ended July 31, 1999. The effective tax rate for all periods was 40%.
As of fiscal year ended January 29, 2000, the Company had fully utilized the net operating losses generated subsequent to the Company's 1994 reorganization, which were not subject to Section 382 limitations. For fiscal year ended February 3, 2001, the Company expects to utilize approximately $780,000 of its limited Section 382(1)(b) net operating losses for both federal and state and is making quarterly estimated tax payments for its federal and state income tax liabilities.

Liquidity and Capital Resources

     On July 29, 2000, the Company had approximately $3.9 million in cash and cash equivalents, which includes $2.7 million held in the collection account for distribution to the Secured Note holders. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

     During the Six Months, net cash provided by operations was $7.1 million. Net cash used in investing activities was $851,000, relating primarily to the purchase of trademarks. Net cash used in financing activities was $7.4 million, which was comprised of two quarterly payments on the Secured Notes totaling $4.9 million, an increase of $386,000 in restricted cash and the repurchase of Cherokee common stock totaling $2.1 million.

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


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS

     On May 31, 2000, the Company held its annual meeting of stockholders. At the meeting, shareholders re-elected four of the current directors on the Board
and approved the nomination of Dave Mullen as a new board member.   The results
of the voting were as follows: 7,988,940 votes for and 7,300 abstentions for directors Timothy Ewing, Dave Mullen, Jess Ravich, Keith Hull and Robert Margolis.


ITEM 5.        OTHER INFORMATION

     None.

ITEM 6.        EXHIBITS AND REPORTS ON 8-K

(a)  Exhibits
     --------

     27.1    Article 5 of Regulation S-X - Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------

     The Company filed no reports on Form 8-K during the Second Quarter.



SIGNATURES
----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    August 28, 2000


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