Form 10-Q
period 2000-10-28
CHEROKEE INC
filed 2000-11-29
CIK 844161

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended October 28, 2000.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Transition Period From                       to                   .
                               ---------------------    ------------------

                        Commission file number 0-18640
                                               -------

                                 CHEROKEE INC.
                                 -------------
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------

               Delaware                                 95-4182437
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (IRS employer identification number)
 Incorporation or organization)

   6835 Valjean Avenue, Van Nuys, CA                       91406
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code      (818) 908-9868
                                                        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
the court. Yes  X   No
               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at October 28, 2000
--------------------------------------      -------------------------------
Common Stock, $.02 par value per share                 8,231,705

                                 CHEROKEE INC.
                                 -------------

                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

     Consolidated Balance Sheets
       October 28, 2000 and January 29, 2000                           2

     Consolidated Statements of Operations                             3
       Three and Nine Month periods ended October 28, 2000 and
       October 30, 1999

     Consolidated Statements of Cash Flows                             4
       Nine Month periods ended October 28, 2000 and
       October 30, 1999

     Notes to Consolidated Financial Statements                        5

     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            7

     ITEM 3.  Quantitative and Qualitative Disclosure
              about Market Risk                                       12


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                       12

     ITEM 2.  Changes in Securities                                   12

     ITEM 3.  Defaults Upon Senior Securities                         12

     ITEM 4.  Submission of Matters to a Vote of Security Holders     13

     ITEM 5.  Other Information                                       13

     ITEM 6.  Exhibits and Reports on 8-K                             13

                         Part 1. Financial Information
                         -----------------------------

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                                 CHEROKEE INC.
                                 -------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                        October 28, 2000      January 29, 2000
                                                                        ----------------      ----------------
                                                                           Unaudited
Assets
Current assets:
  Cash and cash equivalents                                               $  2,235,000          $  2,253,000
  Restricted cash                                                            2,721,000             2,324,000
  Receivables, net                                                           4,770,000             4,841,000
  Prepaid expenses and other current assets                                    833,000                28,000
  Deferred tax asset                                                           807,000             1,579,000
                                                                          ------------          ------------
Total current assets                                                        11,366,000            11,025,000

Deferred tax asset                                                             797,000               797,000
Securitization fees, net of accumulated amortization of $583,000
  and $429,000, respectively                                                   658,000               812,000
Property and equipment, net of accumulated depreciation of
  $178,000 and $156,000, respectively                                          243,000               203,000
Trademarks, net of accumulated amortization of
  $766,000 and $503,000, respectively                                        5,914,000             4,666,000
Other assets                                                                    15,000                15,000
                                                                          ------------          ------------
                Total assets                                              $ 18,993,000          $ 17,518,000
                                                                          ============          ============

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                        $    330,000          $    600,000
  Other accrued liabilities                                                  2,711,000             2,286,000
  Notes payable                                                             10,500,000            10,125,000
                                                                          ------------          ------------
Total current liabilities                                                   13,541,000            13,011,000

Other liabilities                                                              250,000               250,000
Notes payable - long term                                                   22,320,000            28,389,000
                                                                          ------------          ------------
                Total liabilities                                           36,111,000            41,650,000
                                                                          ------------          ------------

Stockholders' Deficit:
Common stock, $.02 par value,20,000,000 shares authorized,
  8,231,705 and 8,472,428 shares issued and outstanding at
  October 28, 2000 and at January 29, 2000, respectively                       165,000               170,000
Note receivable from stockholder                                                     -              (365,000)
Accumulated deficit                                                        (17,283,000)          (23,937,000)
                                                                          ------------          ------------
Stockholders' deficit                                                      (17,118,000)          (24,132,000)
                                                                          ------------          ------------
Total liabilities and stockholders' deficit                               $ 18,993,000          $ 17,518,000
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

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                          Three months ended                         Nine months ended
                                                          ------------------                         -----------------
                                                 October 28, 2000    October 30, 1999       October 28, 2000    October 30, 1999
                                                 ----------------    ----------------       ----------------    ----------------

Royalty revenues                                    $4,986,000          $5,674,000             $22,275,000         $18,973,000


Selling, general and administrative expenses         1,620,000           1,688,000               6,236,000           5,760,000
                                                    ----------          ----------             -----------         -----------
Operating income                                     3,366,000           3,986,000              16,039,000          13,213,000

Other income (expenses):
Interest expense                                      (568,000)           (689,000)             (1,806,000)         (2,163,000)
Investment and Interest income                         109,000             104,000                 332,000             287,000
                                                    ----------          ----------             -----------         -----------
Total other income (expenses), net                    (459,000)           (585,000)             (1,474,000)         (1,876,000)

Income before income taxes                           2,907,000           3,401,000              14,565,000          11,337,000

Income tax provision                                 1,163,000           1,363,000               5,827,000           4,538,000
                                                    ----------          ----------             -----------         -----------
Net income                                          $1,744,000          $2,038,000             $ 8,738,000         $ 6,799,000
                                                    ==========          ==========             ===========         ===========

Basic earnings per share                            $     0.21          $     0.24             $      1.04         $      0.78
                                                    ----------          ----------             -----------         -----------

Diluted earnings per share                          $     0.21          $     0.24             $      1.04         $      0.78
                                                    ----------          ----------             -----------         -----------

Weighted average shares outstanding
 Basic                                               8,231,705           8,588,928               8,368,659           8,666,595
                                                    ==========          ==========             ===========         ===========
 Diluted                                             8,279,548           8,590,641               8,377,423           8,668,281
                                                    ==========          ==========             ===========         ===========

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                                                    Nine months ended
                                                                                    -----------------
                                                                          October 28, 2000      October 30, 1999
                                                                         -----------------      ----------------
Operating activities
--------------------
Net income                                                                  $ 8,738,000           $  6,799,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                 22,000                 37,000
   Amortization of goodwill and trademarks                                      263,000                189,000
   Amortization of securitization fees                                          154,000                154,000
   Amortization of debt discount                                              1,806,000              2,163,000
   Decrease in deferred taxes                                                   772,000              3,120,000
   Interest income on note receivable from stockholder                           (8,000)               (91,000)
   Changes in current assets and liabilities:
    Decrease (increase) in accounts receivable                                   71,000             (1,765,000)
    Increase in prepaid expenses and other current assets                      (805,000)              (133,000)
    Increase (decrease) in accounts payable and accrued liabilities             155,000                 (2,000)
                                                                            -----------           ------------
Net cash provided by operating activities                                    11,168,000             10,471,000
                                                                            -----------           ------------

Investing activities
--------------------
Purchase of trademarks                                                       (1,511,000)            (1,041,000)
Purchase of property and equipment                                              (62,000)               (30,000)
Decrease in other assets                                                              -                 91,000
Repayment on note receivable from stockholder                                   373,000                      -
                                                                            -----------           ------------
Net cash used in investing activities                                        (1,200,000)              (980,000)
                                                                            -----------           ------------

Financing activities
--------------------
Cash distributions                                                                    -             (4,352,000)
(Increase) decrease in restricted cash                                         (397,000)             2,179,000
Repurchase of common stock                                                   (2,101,000)            (1,907,000)
Proceeds from exercise of warrants                                               12,000                      -
Payment on notes                                                             (7,500,000)            (6,750,000)
                                                                            -----------           ------------
Net cash used in financing activities                                        (9,986,000)           (10,830,000)
                                                                            -----------           ------------

Decrease in cash and cash equivalents                                           (18,000)            (1,339,000)
Cash and cash equivalents at beginning of period                              2,253,000              2,847,000
                                                                            -----------           ------------
Cash and cash equivalents at end of period                                  $ 2,235,000           $  1,508,000
                                                                            ===========           ============

Total paid during period:
-------------------------
     Income taxes                                                           $ 4,713,000           $  1,289,000
     Interest                                                               $ 1,150,000           $    657,000

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements as of October 28, 2000 and for the three and nine month periods ended October 28, 2000 and October 30, 1999 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 29, 2000 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine month periods ended October 28, 2000 and October 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ended February 3, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended October 28, 2000 and October 30, 1999:

                                             2000                      1999
                                     3 Months     9 Months     3 Months     9 Months
                                    ----------   ----------   ----------   ----------
Numerator:
Net income-numerator for
net income per common share
and net income per common
share assuming dilution             $1,744,000   $8,738,000   $2,038,000   $6,799,000
                                    ==========   ==========   ==========   ==========

Denominator:
Denominator for net income
Per common share-weighted
average shares                       8,231,705    8,368,659    8,588,928    8,666,595

Effect of dilutive securities:
Stock options                           47,843        8,764        1,713        1,686
                                    ----------   ----------   ----------   ----------

Denominator for net income
per common share, assuming
dilution: Adjusted weighted
average shares and assumed
exercises                            8,279,548    8,377,423    8,590,641    8,668,281
                                    ==========   ==========   ==========   ==========

Common shares issuable upon exercise of stock options that are anti-dilutive amounted to 435,068 and 503,702 for the nine month periods ended October 28, 2000 and October 30, 1999, respectively.


(3)  Long Term Debt

Long term debt is comprised of Zero-Coupon Secured Notes ("Secured Notes") yielding 7% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The following table summarizes the maturity of the long-term debt:

     For the year ending:                                            Face Value
     October 28, 2001 ............................................   $10,500,000
     October 28, 2002 ............................................    10,500,000
     October 28, 2003 ............................................    10,500,000
     October 28, 2004 ............................................     5,250,000
                                                                     -----------
             Total ...............................................    36,750,000
          Less unamortized Note Discount .........................     3,930,000
                                                                     -----------
                                                                      32,820,000
          Less current portion of long term debt .................    10,500,000
                                                                     -----------
          Long term obligation ...................................   $22,320,000
                                                                     ===========

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Cherokee Inc. (the "Company" or "Cherokee") is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns or represents. The Company is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. The Company and its wholly-owned subsidiary, SPELL C. LLC ("Spell C"), hold several trademarks including Cherokee, Sideout, Sideout Sport, King of the Beach and others. The Cherokee brand has been positioned to connote quality, comfort, fit and a "Casual American" lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent a beach-oriented, active, "Ca1ifornia" lifestyle, were acquired by the Company in November 1997.

     The Company's operating strategy emphasizes domestic and international, retail direct and wholesale licensing whereby the Company grants retailers and wholesalers the license to use the trademarks held by the Company on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. The Company's license agreements generally provide the Company with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and also grant the Company the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of October 28, 2000, the Company had 26 continuing license agreements for the Company's various trademarks, covering both domestic and international markets. The Company will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist the Company in this regard.

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

     During the three months ended October 28, 2000 (the "Third Quarter"), sales of merchandise bearing the Cherokee brand continued to increase, with total retail sales exceeding $452.7 million versus $364.0 million in total retail sales for the third quarter of last year. Zellers Inc.'s sales of merchandise bearing the Cherokee brand were in excess of $45.2 million during the Third Quarter compared to $39.4 million for the third quarter of last year.

     During the Third Quarter, the Company's Sideout licensing partners continued to achieve positive results from sales of merchandise bearing the Sideout brand. Sales of Mervyn's young men's, junior's and children's apparel and accessories bearing the Sideout brand were approximately $22.7 million during the Third Quarter in comparison to $15.7 million for the third quarter of last year.

     During the Third Quarter, the Company entered into an exclusive retail direct licensing agreement with Paris, France based Carrefour Group, granting the Carrefour Group the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing the Company's Cherokee brand in Spain, Mexico and Brazil. The Carrefour Group is obligated to pay the Company a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. The Company does not expect to receive royalties until November 2001 under this agreement, and even then there can be no guarantee that any royalties will be significant in amount. If the Carrefour Group exceeds certain retail sales thresholds for Cherokee branded product then the scope of the agreement will be automatically expanded to grant the Carrefour Group the exclusive right to manufacture, promote, sell and distribute products bearing the Cherokee brand in certain other European and South American countries not already covered by the agreement, including, among others, Italy, Greece, Poland, Argentina, Chile, Colombia, Turkey , France, the United Kingdom, Portugal and Germany. Even if the retail sales thresholds are not met, during the term of the agreement, the Carrefour Group also has a right of first refusal to add any of the European or South American countries to the territory covered by the agreement. Further, with respect to Japan, China and several other Asian countries, the Carrefour Group may elect to add any of those countries to the territory covered by the agreement, provided that at the time of such election the Company does not already have an existing license agreement covering the country to be added. The initial term of the agreement expires December 31, 2003, however, if the Carrefour Group meets certain retail sales thresholds with respect to Cherokee branded products the agreement may be extended indefinitely by the Carrefour Group for successive three year terms. The Company expects to continue to solicit additional licensees for the Cherokee brand in Asia, Europe and South America, subject to the Carrefour Group's rights under the agreement.

     As an incentive for the Company's licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of the Company's existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, the Company's royalty revenues as a percentage of its licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by the Company in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved varies in each licensing agreement.

     In addition to licensing its own brands, the Company assists other companies in identifying licensees for their brands. As previously disclosed, earlier this year the Company assisted Mossimo Inc. in locating Target as a licensee of the Mossimo brand and entered into a finders agreement with Mossimo Inc. which provides that the Company will receive a percentage of the royalties paid to Mossimo Inc. by Target. Mossimo Inc.'s filings with the Securities and Exchange Commission indicate that there is currently substantial doubt about Mossimo Inc.'s ability to continue as a growing concern. If Mossimo Inc. should enter into bankruptcy proceedings, under bankruptcy law there is a possibility Mossimo Inc. could reject the finders agreement and prevent the Company from receiving any of the royalties paid by Target to Mossimo Inc.

     The Company's Board of Directors has authorized and approved the extension of the expiration date of the Company's stock repurchase program to July 31, 2001. From July 1999 until the Third Quarter, the Company repurchased and retired 482,000 shares of its common stock. The Company did not repurchase any shares of its common stock during Third Quarter. The Company is currently authorized to repurchase up to an aggregate of 518,000 shares of its common stock. Continued repurchases of the Company's stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

     In December 1997, the Company completed a series of transactions whereby it sold its rights to the Cherokee brand and related trademarks in the United States to Spell C, its wholly-owned subsidiary, and also assigned to Spell C its rights in the Amended Target Agreement. In return the Company received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the "Secured Notes"), which yield 7.0% interest per annum, amortized quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes is $60.0 million, which equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. As of the end of the Third Quarter, approximately $36.7 million remains outstanding under the Secured Notes.

Results of Operations

     As reflected by the increase in year-to-date revenues by the Company's licensees, sales of Cherokee and Sideout branded merchandise by the Company's licensees has continued continue to grow, exceeding $1.25 billion for the nine months ended October 28, 2000 (the "Nine Months") in comparison to $1.02 billion for the nine months ended October 30, 1999, a 23% increase in retail sales volume. The Company's royalty revenues for the Third Quarter were less than the three month period ended October 30, 1999, primarily because the Company's primary licensees, such as Target, reached the maximum royalty rate reductions allowed by their license agreements earlier this fiscal year than last fiscal year as a result of the continued growth of retail sales of Cherokee and Sideout branded merchandise. It was not until during the fourth quarter of fiscal year ended January 29, 2000 that many of the Company's licensees realized reductions in royalty rates. The maximum royalty rate reductions will also be in effect for the Company's primary licensees during the fourth quarter of this fiscal year. If retail sales of Cherokee and Sideout branded merchandise during the initial portion of any subsequent fiscal year of the Company exceed retail sales during the initial portion of the current fiscal year, then the maximum royalty rate reductions for the Company's licensees will occur even earlier in such fiscal year and could result in a decrease in royalties received by the Company in both the third quarter and the second quarter of any such fiscal year.

     Net revenues for the Third Quarter and the nine month period ended October 28, 2000 (the "Nine Months") were $5.0 million and $22.3 million, respectively, in comparison to net revenues for the three and nine month periods ended October 30, 1999 of $5.7 million and $19.0 million, respectively. Revenues for the Cherokee brand were $4.2 million and $19.9 million, respectively, for the Third Quarter and Nine Months compared to $5.1 million and $17.2 million, respectively, for the three and nine month periods ended October 30, 1999. For the Third Quarter and Nine Months, royalty revenues of $3.1 million and $15.4 million were recognized from Target, which accounted for 63% and 69% of total revenues, respectively, compared to $3.6 million and $13.4 million, or 63% and 70% of total revenues, respectively, for the three and nine months ended October 30, 1999. For the Third Quarter and Nine Months, Sideout brand revenues were $738,000 and $2.4 million compared to $580,000 and $1.8 million for the three and nine month periods ended October 30, 1999. The increase in net revenues during the Nine Months as compared to the nine months ended October 30, 1999 is mainly due to the continued expansion by Target, in the United States, and Zellers, in Canada, of the Cherokee trademark over a broader range of categories, the increased sales of the Sideout brand at Mervyn's and other retail direct licensees and does not yet include any contributions from either Mossimo Inc. or the Carrefour Group.

     The Company's royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. The Company's receivable balance included the accrual of Target, Zellers and Mervyn's royalty revenues earned during the Third Quarter and subsequently received in November 2000.

     Selling, general, and administrative expenses for the Third Quarter and the Nine Months were $1.6 million and $6.2 million or 32.5% and 28% of net revenues. In comparison, selling, general and administrative expenses were $1.7 million and $5.8 million or 30% of net revenues during the three and nine month periods ended October 30, 1999. The increase in administrative expenses in absolute terms is primarily due to an increase in salaries due to the addition of marketing staff, an increase in trademark amortization and an increase in accrued management bonus of $300,000 based on profitability in the Nine Months as compared to the nine months ended October 30, 1999.

     During the Third Quarter and the Nine Months, the Company's interest expense was $568,000 and $1.8 million compared to $689,000 and $2.2 million for the three and nine month periods ended October 30, 1999. The interest expense is attributable to the Secured Notes. The decrease in interest expense is due to the reduction in the Secured Note balance. During the Nine months, the Company paid down $7.5 million of the Secured Notes. For the Third Quarter and the Nine Months, the Company's investment and interest income was $109,000 and $332,000 in comparison to $104,000 and $287,000 for the three and nine month periods ended October 30, 1999. The increase in interest income is due to larger amounts of cash being available to invest in the Third Quarter.

     During the Third Quarter and the Nine Months, the Company's net income was $1.7 million and $8.7 million or $0.21 and $1.04 per share whereas for the three and nine month periods ended October 30, 1999, net income was $2.0 million and $6.8 million or $0.24 and $.78 per share. For the Third Quarter and the Nine Months, the Company incurred a charge for income taxes of $1.2 million and $5.8 million in comparison to $1.4 million and $4.5 million for the three and nine month periods ended October 30, 1999. During the Nine Months, the effective tax rate was 40%. As of fiscal year ended January 29, 2000, the Company had fully utilized the net operating losses generated subsequent to the Company's 1994 reorganization, which were not subject to limitations under the Internal Revenue Code. For fiscal year ended February 3, 2001, the Company expects to utilize, approximately $780,000 of its limited net operating losses for both federal and state and is making quarterly estimated tax payments for its federal and state income tax liabilities.

Liquidity and Capital Resources

     On October 28, 2000, the Company had approximately $4.96 million in cash and cash equivalents, which includes $2.7 million held in the collection account for distribution to the

Secured Note holders. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and the Company's cash and cash equivalents.

     During the Nine Months, net cash provided by operations was $11.2 million. Net cash used in investing activities during the Nine Months equaled $1.2 million, which was comprised of $959,000 in contingent payments made by the Company under the Sideout Purchase Agreement and $550,000 in trademark purchases and registration fees for the Cherokee and Sideout brands, partially offset by the repayment of a $373,000 stockholder note receivable. Net cash used in financing activities was $9.97 million, which was comprised of three quarterly payments on the Secured Notes totaling $7.5 million, an increase of $397,000 in restricted cash and the repurchase of Cherokee common stock totaling $2.1 million.

Inflation and Changing Prices

     Inflation did not have a significant effect on the Company's operations during the Third Quarter or the prior year period.

Special Note Regarding Forward-Looking Statements

     This report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. The words, "expect", "believe", "anticipate", "may", "estimate", "plan", "future", "intent", "will", "should", "continue" and similar expression, variations of such terms or the negative of such terms when used in this document are intended to identify such forward-looking statements. In particular, these include statements relating to future actions, expenses, the outcome of contingencies and financial results. Forward-looking statements are based on the current expectations of the Company's management and are subject to numerous risks, uncertainties and assumptions. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by such forward-looking statements. The Company's future operations, financial performance, business and share price may be affected by a number of risks and uncertainties, including, but not limited to, changes in consumer demands and preferences, shifting trends in the overall retail and apparel retailing markets, the impact of royalty rate reductions provided to the Company's primary licensees, restriction on distributions by Spell C, uncertainty regarding consumer acceptance of the Sideout brand, competition from other brands, dependence on a single licensee, dependence on intellectual property rights, and other factors listed in "Risk Factors" in the Company's Form 10-K for the year ending January 29, 2000 or discussed in that Form 10-K, this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. It is not possible for the Company to predict all risks and uncertainties, therefore the preceding list should not be considered a complete set of all the potential risks and uncertainties involving the Company. Given the known and unknown risks and uncertainties involving the Company, undue reliance should not be placed on the forward-looking statements contained herein. Any or all of the forward-looking statements contained herein may turn out to be wrong. In addition, the Company disclaims any intent or obligation to update any of the forward-looking statements contained herein to reflect new information, future events or otherwise.

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


PART II - OTHER INFORMATION


ITEM 1.             LEGAL PROCEEDINGS

     During the Third Quarter, the Company was not involved in any legal claims or litigation and management is not aware of any current pending litigation involving the Company.


ITEM 2.             CHANGES IN SECURITIES

     None.


ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

   None.


ITEM 5.                 OTHER INFORMATION

   None.


ITEM 6.                 EXHIBITS AND REPORTS ON 8-K

(a)  Exhibits
     --------

      3.1    Amended and Restated Certificate of Incorporation of Cherokee Inc.
      3.2    Bylaws of Cherokee Inc.
     27.1    Article 5 of Regulation S-X - Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------

     The Company filed no reports on Form 8-K during the Third Quarter.



SIGNATURES
----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    November 29, 2000


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