Form 10-K
period 2001-02-03
CHEROKEE INC
filed 2001-04-02
CIK 844161

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended February 3, 2001 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from         to

                          Commission file No. 0-18640

                               ----------------

                                 CHEROKEE INC.
               (Exact name of registrant as specified in charter)

                  Delaware                                       95-4182437
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

     6835 Valjean Avenue
         Van Nuys, CA                  (818) 908-9868                     91406
    (Address of principal         (Registrant's telephone               (Zip Code)
       executive office)                  number,
                                    including area code)

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

                                YES [X]  NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 27, 2001, the registrant had 8,231,705 shares of its Common Stock, par value $.02 per share, issued and outstanding.

  As of March 27, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,973,000 (computed on the basis of the last trade of the Common Stock on the NASDAQ National Market System on March 27, 2001).

                      Documents Incorporated by Reference:

  Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2001 are incorporated by this reference into Part III as set forth herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 CHEROKEE INC.

                                     INDEX

                                                                              Page
                                                                              ----
 PART I

 Item 1.  Business.........................................................     2
 Item 2.  Properties.......................................................    13
 Item 3.  Legal Proceedings................................................    13
 Item 4.  Submission of Matters to a Vote of Security Holders..............    13

 PART II

          Market for the Registrant's Common Equity and Related Stockholder
 Item 5.  Matters..........................................................    14
 Item 6.  Selected Financial Data..........................................    15
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operation.............................................    16
 Item 7A. Qualitative and Quantitative Disclosures of Market Risk..........    21
 Item 8.  Consolidated Financial Statements and Supplementary Data.........    23
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure.............................................    24

 PART III

 Item 10. Directors and Executive Officers of the Registrant...............    24
 Item 11. Executive Compensation...........................................    25
 Item 12. Security Ownership of Certain Beneficial Owners and Management...    25
 Item 13. Certain Relationships and Related Transactions...................    25

 PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..    26

                                     PART I

Item 1. BUSINESS

Introduction

  Cherokee Inc. (the Company, which may be referred to as WE, US, or OUR) is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns or represents. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. Our operating strategy emphasizes domestic and international retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise.

  We and our wholly-owned subsidiary, SPELL C. LLC ("Spell C"), own several trademarks including Cherokee(R), Sideout(R), Sideout Sport(R), King of the Beach(R) and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent an active lifestyle, were acquired by us in November 1997. As of February 3, 2001, we had twenty-three continuing license agreements, covering both domestic and international markets.

  Our retail direct licensing strategy is premised on the proposition that in the United States nearly all aspects of the moderately priced apparel, footwear and accessories business can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, we believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as our brands, than through carrying strictly private label goods or branded product from third-party vendors. Our strategy in the United States is to capitalize on these ideas by licensing our portfolio of brands primarily to strong and growing retailers, who, working in conjunction with us, develop merchandise for their stores.

  Beginning in 1995, we began to take a number of important steps designed to implement our retail direct licensing strategy. On August 15, 1995, we entered into a strategic alliance with one of the largest retailers in the United States, Target Stores, a division of Target Corp. In November 1997, we reaffirmed our relationship with Target Stores, by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target Stores is obligated to pay royalties based upon a percentage of its net sales of Cherokee branded merchandise, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement. During the fiscal year ended February 3, 2001 ("Fiscal 2001"), a wide range of Cherokee branded merchandise was sold at over 970 Target stores. Due to the strong presence and sales of Cherokee branded products in Target Stores during Fiscal 2001, royalty revenues from Target Stores totalled approximately $19.3 million, which is 183.5% of the guaranteed minimum royalty for Fiscal 2001 under the Amended Target Agreement.

  In August 1997, we entered into a licensing agreement with one of Canada's largest retailers, Zellers Inc., a division of the Hudson's Bay Company, under which Zellers was granted the exclusive right in Canada to use the Cherokee trademarks in connection with a broad range of categories of merchandise. Under the Zellers licensing agreement, Zellers is obligated to pay royalties based upon a percentage of its net sales of Cherokee branded merchandise with a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Zellers commenced the initial sales of Cherokee branded merchandise in over 350 stores in July 1998 and during Fiscal 2001 royalty revenues from Zellers totalled approximately $3.7 million, which is 180.2% of the guaranteed minimum royalty for Fiscal 2001 under the Zellers license agreement.

  To increase our licensing potential, we purchased all of Sideout Sport Inc.'s trademarks, copyrights, trade secrets and associated license agreements on November 7, 1997. The trademarks acquired from Sideout Sport

Inc. included, among others, Sideout, Sideout Sport and King of the Beach. Royalty revenues derived from the Sideout brands have grown from $585,000 during our fiscal year ended January 30, 1999 to approximately $3.0 million during Fiscal 2001.

  We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand become available on favorable terms, we would be interested in pursuing such an acquisition. In addition to acquiring brands and licensing our own brands, we assist other companies, wholesalers and retailers, in identifying licensees or licensors for their brands or stores. Generally, as an exclusive consultant, we will perform a range of services including marketing of brands, solicitation of licensees, contract negotiations and administration and maintenance of license or distribution agreements. In return for our services we will normally charge a certain percentage of the net royalties generated by the brands we represent and manage.

  Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 6835 Valjean Avenue, Van Nuys, California 91406, telephone (818) 908-9868.

Overview of Licensing Business

  The Cherokee name, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional, wholesome values. The Sideout brand and related trademarks, which represent an active lifestyle, were acquired by us in November 1997. See "Sideout Agreement" below. Our primary emphasis for the past five years has been directed toward domestic and international retail direct and wholesale licensing. As of February 3, 2001, we had twenty-three continuing license agreements, covering both domestic and international markets, fifteen of which pertained to the Cherokee brand.

  Our license agreements are with retailers and wholesalers and are either international master agreements or category-specific exclusive or non-exclusive agreements. Of the twenty-three licensing agreements, seven are with retailers, five are with domestic wholesalers and eleven are with international wholesalers or retailers. In retail direct licensing, we grant retailers a license to use the trademarks on certain categories of merchandise. We provide design direction and collaborate with our retailers on pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. We refer to this practice as our "retail direct" licensing strategy. Wholesale licensees manufacture and import various categories of footwear and accessories under our trademarks and sell the licensed products to retailers. Our retail, wholesale and international license agreements provide us with final approval of pre-agreed upon quality standards, packaging and in most cases marketing of licensed products. We have the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. We will continue to solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist us in this effort.

  Our current business strategy is to maximize the value of our existing and future brands by exploiting them in a manner that recognizes the relative market power, in different areas of the world, of the various participants-- manufacturer, wholesaler and retailer--in the chain of supply to the ultimate consumer. In the United States, market power and accompanying economies of scale, are generally and increasingly held by a few dominant retailers of moderately priced merchandise, and, accordingly, in the United States we have pursued our retail direct licensing strategy. In contrast to the retail market in the United States, as well as in Canada, in selected international markets we have sought to develop our brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets. Finally, in some countries, we believe that an owner or licensee of one or more well-known U.S. brands has the opportunity to become a dominant, vertically integrated manufacturer or retailer or both of branded apparel, footwear and accessories. Accordingly, in those countries we have begun to pursue licensing or strategic alignments whereby our brands can become the basis for such a vertically integrated manufacturer/retailer. This strategy permits us to operate with minimal working capital, virtually no capital expenditures (other than those associated with acquiring new brands and related trademarks), no production costs, significantly reduced design, marketing, distribution and other operating expenses, and a small group of core employees.

United States Retail Direct Licensing

  Our retail direct licensing strategy is premised on the proposition that in the United States nearly all aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, we believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than through carrying strictly private label goods or branded product from third-party vendors. We also expect that the enhanced profitability to retailers of private label products and in-store brands, coupled with the substantial and increasing marketing costs to establish and maintain a widely recognized apparel brand, will result in further erosion of revenues and profitability for mid-sized and small apparel manufacturers and corresponding increased desirability to retailers of well-established brands with broad appeal. Our strategy in the United States is to capitalize on these trends by licensing our portfolio of brand names to retailers, who, working in conjunction with us, develop merchandise for their stores, and to augment that portfolio by acquiring additional brands, which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

  On November 12, 1997, we reaffirmed our relationship with Target Stores by entering into the Amended Target Agreement. This agreement was subsequently assigned to Spell C and pledged as collateral for the Zero Coupon Secured Notes issued by Spell C. See "Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes" below. The Amended Target Agreement grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain specified categories of merchandise including:

  . men's, women's and children's apparel, including intimate apparel, foundations and sleepwear;

  . men's, women's and children's fashion accessories;

  . bed and bath products and accessories;

  . luggage, sports bags and backpacks;

  . home textiles;

  . domestics and home decor products;

  . home furnishings;

  . sporting goods; and

  . cosmetics, bath and body products.

Some of the above-listed categories are subject to current license agreements between us and third parties. The Amended Target Agreement provides that upon the expiration or termination of such agreements, the categories of merchandise subject to such agreements will become exclusive to Target Stores in the United States. Due to the broad nature of the rights granted to Target Stores in the United States, and the restrictions contained in the Amended Target Agreement, we may not enter into new licensing agreements in the United States with respect to the Cherokee brand, except for retail license agreements for cosmetics, bath and body products with several drug chain stores.

  Under the Amended Target Agreement, Target Stores has agreed to pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on a percentage of Target Stores' net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of

$9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004.

  The initial term of the Amended Target Agreement commenced on February 1, 1998 and ends January 31, 2004. If Target Stores is current in its payments of the minimum guaranteed royalty, the Amended Target Agreement will automatically renew for the fiscal year ending in 2005, and will continue to automatically renew for successive fiscal year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year. Target Stores commenced the initial sales of Cherokee branded merchandise in July 1996. Royalty revenues from Target Stores were $5.9 million during our fiscal year ended May 31, 1997, $6.4 million during our eight month fiscal period ended January 31, 1998, $14.6 million during our fiscal year ended January 30, 1999, $16.3 million during our fiscal year ended January 29, 2000 ("Fiscal 2000") and $19.3 million during Fiscal 2001, which accounted for 68%, 75%, 76%, 66% and 68%, respectively, of our consolidated revenues during such periods. See "Risk Factors."

  Our retail direct licensees for the Sideout brand continued to achieve positive results from sales of merchandise bearing the Sideout brand. Categories of merchandise under license include men's, women's and children's sportswear; accessories, luggage, sports bags and backpacks, skin care products and hats. During Fiscal 2001, royalty revenues from retail direct licensees for the Sideout brand totaled $2.6 million. Also during Fiscal 2001, Mervyn's exercised its right to renew its licensing agreement for the Sideout brand for an additional term of three years on the same terms and conditions. The renewal term will commence on February 1, 2002 and continue through January 31, 2005. We intend to continue to actively pursue our retail direct licensing strategy to further develop the Sideout brand in the United States.

  During Fiscal 2001, the non-exclusive United States retail direct licensees included Brylane, Pamida, Mervyn's, Gart Sport/Sportmart, Bob's Stores and Casual Male. Generally, royalties on non-exclusive domestic retail licenses begin at 3% of the retailer's net sales of licensed products and may decrease depending on the retailer's annual sales of licensed products and the retailer's guaranteed annual sales of licensed products.

  During Fiscal 2001, our license agreement with Brylane expired and was not renewed. Additionally, ShopKo Stores Inc., as part of its integration of the Pamida operations, made the decision to discontinue use of the Cherokee brand in its merchandise assortments and requested a termination of the Pamida licensing agreement with us. We agreed to terminate the licensing agreement with Pamida in return for a cash payment of $375,000 as settlement in full of the remaining minimum royalties due under the existing licensing agreement.

  As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

  During Fiscal 2001, we and Spell C received $22.4 million in aggregate royalties from the United States retail direct license agreements, which accounted for 79.3% of our consolidated revenues during such period.

United States Wholesale Licensing

  We currently have five wholesale license agreements that grant unaffiliated manufacturers the license to manufacture and market sunglasses, footwear, handbags, purses and watches under our Cherokee and Sideout trademarks in the United States. Our wholesale license agreements typically require the wholesale licensee to pay royalties on revenues against a guaranteed minimum royalty that generally increases over the term of the agreement. Two wholesale licensing agreements for the Cherokee brand, which included Outlook for sunglasses and Bueno for luggage, handbags and purses, were terminated during Fiscal 2001. The remaining wholesale licensing agreements for the Cherokee brand will expire during the term of the Amended Target Agreement and the categories of merchandise subject to such terminated license agreements will become exclusive to Target Stores in the United States.

  Our wholesale license agreements for the Sideout brand are for product categories including footwear, sunglasses, watches and related time products. The agreements have various expiration dates and contain three- to five-year renewal options. The total number of wholesale licensing agreements for the Sideout brand was three as of February 3, 2001.

  During Fiscal 2001, we received $1.2 million in aggregate royalties from our wholesale licensing agreements, which accounted for 4.2% of our consolidated revenues during such period.

International Licensing

  We will continue to seek to develop in several international markets both our Cherokee and Sideout brands and other brands we represent through retail direct, master or wholesale licenses with manufacturers or other companies that have market power and economies of scale in their respective markets.


  On August 22, 1997, we entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise, including women's, men's and children's apparel and footwear, women's intimate apparel, fashion accessories, home textiles, cosmetics and recreational products. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Zellers commenced the initial sales of Cherokee branded merchandise in July 1998 and royalty revenues to us from Zellers totaled $3.6 million during Fiscal 2000 and $3.7 million during Fiscal 2001.

  During Fiscal 2001, we entered into two exclusive retail direct licensing agreements for the Cherokee brand, one with DongKwang International Co. Ltd., which plans to open retail stores in South Korea and one with Paris, France based Carrefour, the second largest retailer in the world. The Carrefour Group is granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in Spain, Mexico and Brazil. The Carrefour Group is obligated to pay us a royalty based upon a percentage of our net sales of Cherokee branded products in those countries. We do not expect to receive royalties until November 2001 under this agreement, and even then there can be no guarantee that any royalties will be significant in amount. If the Carrefour Group exceeds certain retail sales thresholds for Cherokee branded products then the scope of the agreement will be automatically expanded to grant the Carrefour Group the exclusive right to manufacture, promote, sell and distribute products bearing the Cherokee brand in certain other European and South American countries not already covered by the agreement, including, among others, Italy, Greece, Poland, Argentina, Chile, Colombia, Turkey, France, the United Kingdom, Portugal and Germany. Even if the retail sales thresholds are not met, during the term of the agreement, the Carrefour Group also has a right of first refusal to add any of the European or South American countries to the territory covered by the agreement. Further, with respect to Japan, China and several other Asian countries, the Carrefour Group may elect to add any of those countries to the territory covered by the agreement, provided that at the time of such election we do not already have an existing license agreement covering the country to be added. The initial term of the agreement expires December 31, 2003, however, if the Carrefour Group meets certain retail sales thresholds with respect to Cherokee branded products, the agreement may be extended indefinitely by the Carrefour Group for successive three year terms. We expect to continue to solicit additional licensees for the Cherokee brand in Asia, Europe and South America, subject to the Carrefour Group's rights under the agreement.

  Including the Carrefour and DongKwang agreements, we have eight international wholesale and/or retail license agreements for the Cherokee brand. Other international licensees include Japan-based Itochu Corporation and its sub-licensees Takaya, Okudo, and Takaishi, China-based Shanghai Eesli Trading Company and Philippine-based Magica Holdings Co. Inc. Under the terms of the Itochu licensing agreement, Itochu will manufacture, promote, sell, distribute and sublicense products bearing the Cherokee brand in Japan. We are currently in discussions to possibly terminate our licensee in China, Shanghai Eesli Trading Company, and we expect to incur no material costs in connection with the termination. During Fiscal 2001, we terminated our master licensing agreement with Magica Holding Co. Inc. for the Philippines and our wholesale licensing agreement with Bravo Enterprises for Mexico and incurred no expense with regard to the terminations.

  During Fiscal 2001, we entered into a non-exclusive retail direct licensing agreement for the Sideout brand with Sport-Scheck GmBh, which is based in Munich, Germany. Sport-Scheck is the largest sporting goods retailer in Germany and a division of Otto Versand. Including Sport-Scheck, we have four international licensing agreements with respect to the Sideout brand and related trademarks. Our international licensing agreements for the Sideout and King of the Beach brands are all exclusive and cover countries including Argentina, Japan and Mexico, and product categories including men's, boy's and women's apparel and footwear. Matienzo Mexico, our Mexican licensee, currently distributes to department and specialty stores and has six Sideout stores throughout Mexico. During Fiscal 2001, we terminated our international licensing agreement with AM Moolla and incurred no expense with regard to the termination.

  During Fiscal 2001, we received $4.4 million in aggregate royalties from our international license agreements, which accounted for 15.5% of our consolidated revenues during such period.

Other Business Opportunities

  We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand become available on favorable terms, we would be interested in pursuing such an acquisition. In addition to acquiring brands and licensing our own brands, we assist other companies in identifying licensees for their brands. Generally, as an exclusive consultant, we will perform a range of services including marketing of brands, solicitation of licensees, contract negotiations and administration and maintenance of license or distribution agreements. In return for our services we will normally receive a certain percentage of the net royalties generated by the brands we represent and manage.

  During Fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo, which provides that we will receive 15% of the royalties paid to Mossimo by Target Stores. Under Mossimo's agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three year term of the agreement. Mossimo's agreement with Target Stores is subject to early termination under certain circumstances. During the fourth quarter of Fiscal 2001, we received initial revenues from Mossimo of $296,600. Mossimo's filings with the Securities and Exchange Commission indicate that there is currently substantial doubt about Mossimo's ability to continue as a growing concern. If Mossimo should enter into bankruptcy proceedings, under bankruptcy law there is a possibility Mossimo could reject the finders agreement and prevent us from receiving any of the royalties paid by Target Stores to Mossimo.

  Additionally, we entered into five other exclusive consulting agreements, one to represent Maui and Sons Inc. in the United States and Canada, one to represent Pritikin worldwide, one to represent Bum in Mainland China, Hong Kong and Macao, one to represent Rampage in the Philippines, Mainland China, Hong Kong, Macao, Korea, Taiwan, Singapore, Malaysia, Indonesia, Thailand, Vietnam and Cambodia and one with Aspen Licensing International Inc. to represent its Aspen brand both domestically and internationally. The consulting agreement with Aspen Licensing International Inc. expired during Fiscal 2001.

Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes

  On December 23, 1997, we completed a recapitalization that resulted in the issuance of a special dividend of $5.50 per share on January 15, 1998. To facilitate the recapitalization, we formed Spell C. LLC, a special purpose, bankruptcy remote, single member Delaware limited liability company, wholly owned by us. We assigned to Spell C all of our right, title and interest in the Amended Target Agreement and sold to Spell C all of our right, title and interest in the Cherokee brand name and related trademarks in the United States. The sale of the rights to the Cherokee trademarks in the United States was subject to certain exceptions which allow us to continue to use the trademarks in the United States in conjunction with our then-existing license agreements and allow us to use the trademarks in the United States in conjunction with retail license agreements in the category of cosmetics, bath and body products. Except for these exceptions, we no longer have the right to license the Cherokee brand and related trademarks in the United States, but retain all rights to do so outside of the United States.

  On December 23, 1997, Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The proceeds from the sale of the Secured Notes were used to pay the special dividend described above. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement and several other license agreements must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee distributes from the collection account the amount of principal due and payable to the holders of the Secured Notes on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to us. During Fiscal 2001, of the $19.3 million in royalty revenues from Target Stores, $10.125 million was paid to the holders of the Secured Notes. At various times during Fiscal 2001, Spell C distributed a total of $7.7 million to us (which amount includes royalty revenues received from Target Stores during both Fiscal 2000 and Fiscal 2001 and interest income earned on royalty revenues). The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. While we believe that royalties payable under the Amended Target Agreement may continue to exceed the minimum guaranteed royalties payable in upcoming fiscal years, we cannot predict with accuracy whether such royalties will exceed the minimum guaranteed royalties payable during such years, and if they do not, we will not receive further distributions from Spell C during the term of the Amended Target Agreement. See "Risk Factors."

Sideout Agreement

  On November 7, 1997, we entered into an Agreement of Purchase and Sale of Trademarks and Licenses (the "Sideout Agreement") with Sideout Sport Inc., pursuant to which we agreed to purchase all of Sideout Sport Inc.'s trademarks, copyrights, trade secrets and associated license agreements. The trademarks acquired from Sideout Sport Inc. include, among others, Sideout(R), Sideout Sport(R) and King of the Beach(R). Pursuant to the Sideout Agreement, we paid $1.5 million at the closing of the acquisition and agreed to pay an additional $500,000 upon release of liens on the assets that were purchased. Most of the liens have since been released and $495,000 of the $500,000 holdback has been paid. Under the terms of the Sideout Agreement, we will also pay Sideout Sport Inc., on a quarterly basis, contingent payments of 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout a total of $7.5 million or October 22, 2004, we will have no further obligation to pay Sideout Sport Inc. During

Fiscal 2001, we made payments exceeding $1.2 million under the Sideout Agreement and since January 1999, we have paid in total over $2.6 million in contingent payments under the Sideout Agreement.

Trademarks

  We hold various trademarks including Cherokee(R), Sideout(R), Sideout Sport(R), King of the Beach(R) and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We also hold trademark applications for Cherokee, Sideout, Sideout Sport and King of the Beach in numerous countries. We intend to renew these registrations as appropriate prior to expiration. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally. See "Risk Factors."

Marketing

  We have positioned the Cherokee name to connote quality, comfort, fit and a "Casual American" lifestyle with traditional, wholesome values. The Sideout brand and related trademarks represent an active lifestyle. We integrate our advertising, product, labeling and presentation to reinforce these brand images. We intend to continue to promote a positive image in marketing the Cherokee and Sideout brands through licensee-sponsored advertising. Our retail, wholesale and international license agreements provide us with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. We principally rely on our licensees to advertise the Cherokee and Sideout brands, and as a result our advertising costs have been minimal.

  We developed a website (www.cherokeegroup.com), which utilizes a business-to-business E-commerce strategy. The information regarding our website address is provided for convenience and is not a hyperlink. Our goal in developing the website is to enhance communication, information flow and networking with existing and prospective licensees. The website currently includes our profiles and our brands, certain of our financial statements and press releases, as well as a secured area to support our licensees with graphics, packaging and trim items, design concepts, new developments and other administrative needs.

  Internationally, we intend to continue to seek to develop both of our principal brands through license agreements and strategic alliances with manufacturers or other companies who have market power and economies of scale in their respective markets. We are also seeking to assist other companies in identifying licensees for their brands. We will continue to market our brands and solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist us in this effort.

Competition

  Royalties paid to us under our licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Liz Claiborne and VF Corp. and private labels developed for retailers. Competitors with respect to the Sideout brand include Quicksilver, Mossimo, Nike and other activewear companies. Factors, which shape the competitive environment, include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Companies such as Mossimo have entered into and other companies owning established trademarks could also enter into, similar arrangements with retailers. See "Risk Factors."

Employees

  As of February 3, 2001, we employed 14 persons. None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.

Risk Factors

  In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition and results of operations and could cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the Securities and Exchange Commission, or in press release or other written or oral statement we may make. Please also see "Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations - Cautionary Note Regarding Forward-Looking Statements" for additional risks and uncertainties applicable to us.

 Payments to us from our subsidiary, Spell C, are subject to a number of restrictions under the Amended Target Agreement.

  We cannot assure you that our subsidiary, Spell C, will continue to distribute any significant amount of cash or property to us until after the maturity of the Secured Notes, if then. The Secured Notes indenture provides that any royalties payable under the Amended Target Agreement will be deposited directly into a collection account controlled by the trustee under the Secured Notes indenture. The trustee will distribute from the collection account the amount of principal due and payable to the holders on the Secured Notes on quarterly note payment dates. Excess amounts in the collection account may only be distributed to Spell C if the amount in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to us. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. See "Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes" and "United States Retail Direct Licensing." There is no assurance, therefore, that in the future there will be any excess amounts available to be distributed to us. We do not expect revenues deposited in the collateral account from sources other than the Amended Target Agreement to be significant during fiscal year 2002. We cannot predict with accuracy whether payments under the Amended Target Agreement will exceed the minimum guaranteed royalty, and if they do not, no distribution will be made to Spell C from the collateral account, and in turn, Spell C will have no funds available to distribute to us. If Spell C does not distribute any funds to us during the balance of the initial term of the Amended Target Agreement it could have a material adverse effect on our business, financial condition and results of operations.

 Our business is subject to intense competition.

  Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee's net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Liz Claiborne and VF Corp. and private labels developed for retailers. Competitors with respect to the Sideout brand include Quicksilver, Mossimo, Nike and other activewear companies. Factors, which shape the competitive environment, include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business, financial condition and results of operations. Other companies owning established trademarks could also enter into similar arrangements with retailers. See "Competition."

 Our business is dependent on Target Stores, which accounted for 68% of our consolidated licensing revenues in Fiscal 2001.

  During Fiscal 2001, 68% of our and Spell C's licensing revenues were generated from a single source, Target Stores, a division of Target Corp. See "United States Retail Direct Licensing." We have assigned all our rights in the Amended Target Agreement to Spell C, which has in turn pledged the Amended Target Agreement as collateral for the Secured Notes. Spell C will be dependent on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for minimum annual royalty payments, if for any reason Target Stores does not pay the minimum royalties, Spell C will likely be unable to meet, and will default on, its payment obligations under the indenture for the Secured Notes. We are not guarantors of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes and the permanent loss of such trademarks as a result of a default would have a material adverse effect on our business, financial condition and results of operations. The Secured Notes mature and the initial term of the Amended Target Agreement expire at approximately the same time. At such time payments from the Amended Target Agreement, if extended or renewed, may be distributed by Spell C to us. If Target Stores elects not to extend or renew the Amended Target License Agreement upon the expiration of its initial term on January 31, 2004, it could have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources.The Amended Target Agreement, however, requires one year's advance notice of termination by Target Stores, during which period we believe we would successfully enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, in order to replace the lost revenues from Target Stores.

 We are dependent on our intellectual property and we cannot assure you that we will be able to successfully protect our rights.

  We and Spell C hold various trademarks including Cherokee, Sideout, King of the Beach and others in connection with apparel, footwear and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in several other countries. We and Spell C also hold several trademark applications for Cherokee, Sideout, and King of the Beach in several countries. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. The Patent and Trademark Office is participating in an ongoing study directed to the protectability of Native American Indian signs. We cannot dismiss the possibility that legislation resulting from the study would not have a material impact upon us. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business, financial condition and results of operations. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. While we currently have the resources to pursue or defend most infringement claims, any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

 We are dependent on our key management personnel.

  Our success is highly dependent upon the continued services of Robert Margolis, our Chairman and Chief Executive Officer, who is the primary person responsible for conceiving and implementing our overall business and marketing strategy. Mr. Margolis has served as Chairman and Chief Executive Officer since December 1994 when we emerged from bankruptcy. Mr. Margolis is the beneficial owner of approximately 20.7% of our outstanding common stock. We have only fourteen employees and Mr. Margolis' leadership and experience in the apparel licensing industry is critical to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering Mr. Margolis. While Mr. Margolis' services are provided pursuant to a management agreement with us, this agreement does not ensure Mr. Margolis' continued services. The loss of the services of Mr. Margolis could have a material adverse effect on our business, financial condition and results of operations.

 The management agreement with our Chief Executive Officer contains provisions that provide for a substantial cash payment to our Chief Executive Officer upon breach or termination of the management agreement by us.

  Mr. Margolis' services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement. The current term of the management agreement ends February 1, 2004, however, the term may be extended indefinitely for additional one year terms so long as we meet certain pre-tax earnings thresholds. If we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we must pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year's performance bonus under the management agreement. Mr. Margolis' annual base compensation in Fiscal 2001 was $587,450 and his performance bonus for Fiscal 2001 was approximately $2.175 million and, based on those amounts, the lump sum payment referenced above would exceed $8.0 million.

  The occurrence of the following events, among other things, will be deemed to be a material breach of the management agreement by us:

  . the assignment to Mr. Margolis of any duties materially inconsistent with, or the diminution of his positions, titles, offices, duties and responsibilities with us or any removal of Mr. Margolis from, or any failure to re-elect Mr. Margolis to, any titles, offices or positions held by him under the management agreement, including the failure of our Board of Directors to elect Mr. Margolis or his designee as Chairman of the Board or the failure to elect, or the removal of, certain other nominees as director from the slate of directors recommended to our stockholders by the Board of Directors;

  . a reduction by us in the base compensation or any other compensation provided to Mr. Margolis in the management agreement; or

  . a change or relocation of Mr. Margolis' offices that materially and adversely affects Mr. Margolis' working environment or any other substantial, material and adverse changes in Mr. Margolis' working conditions imposed by us.

We do not have sufficient cash to make the lump sum payment to Mr. Margolis, and becoming obligated to make such payment would have a material adverse effect on our business, financial condition and results of operations. Under certain circumstances, the obligation to make such lump sum payment to Mr. Margolis could be triggered if a third party were to acquire us, which could increase the acquisition costs, but, subsequently, each year thereafter reduce our annual operating expenses due to the elimination of annual bonus payments to Mr. Margolis pursuant to the management agreement.

Item 2. PROPERTIES

  We lease a 14,700 square foot office facility in Van Nuys, California. The initial term of the lease is for three years, expiring in July 2001. The monthly rent is $8,500 and we have an option to extend the term of the lease for two additional three-year periods. On February 20, 2001, we exercised our first option and extended the term of the lease from August 1, 2001 through July 31, 2004. Our Van Nuys office is well maintained, adequate and suitable for our purposes.

Item 3. LEGAL PROCEEDINGS

  In the ordinary course of business, we from time to time become involved in legal claims and litigation. In the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against us is unlikely to have, individually or in the aggregate, a materially adverse effect on our business financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  We did not submit any matters to a vote of holders of Common Stock during the final quarter of Fiscal 2001.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock traded on the NASDAQ Small Cap Issues Market under the symbol CHKE until October 28, 1998. On October 29, 1998, our Common Stock began trading on the Nasdaq National Market System. Our Nasdaq trading symbol has remained CHKE. The table below sets forth for each of the fiscal quarters during our last two fiscal years the range of the high and low bid information for the Common Stock and the cash dividends paid.

                                                                       Dividends
                                                        High     Low     Paid
                                                       ------   -----  ---------
   Fiscal 2000
   Quarter ended May 1, 1999..........................  8 1/4   7 3/4    0.25
   Quarter ended July 31, 1999........................  9 11/16 7 1/2    0.25
   Quarter ended October 30, 1999.....................  8 5/8   7 1/2     --
   Quarter ended January 29, 2000.....................  9 1/2   7 5/8     --
   Fiscal 2001
   Quarter ended April 29, 2000.......................  7 13/16 6 1/4     --
   Quarter ended July 29, 2000........................  9 3/16  6 9/16    --
   Quarter ended October 28, 2000..................... 11 15/16 8 3/8     --
   Quarter ended February 3, 2001..................... 11 3/8   8 3/8     --

  On March 27, 2001, the latest bid price for the Common Stock, reported on the NASDAQ National Market System, was $9.00 per share. As of March 27, 2001, the number of stockholders of record of the Common Stock was 139. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

  Through May 1999, we paid a quarterly dividend. However, the payment of any future dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board.

  On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or approximately 11.5% of our outstanding common stock. Pursuant to this directive, we used cash flow of $2.1 million to repurchase and retire 249,000 shares of our common stock in Fiscal 2001 and $1.9 million in cash flow to repurchase and retire 233,000 shares of our common stock during Fiscal 2000. We are currently authorized to repurchase up to an aggregate of 518,000 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or privately negotiated transactions.

Item 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial information, except as noted, has been taken or derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. See "--Item 8. Consolidated Financial Statements and Supplementary Data."

                                                                  Eight
                                                                 Months     Year
                         Year Ended  Year Ended    Year Ended     Ended     Ended
                         February 3, January 29,   January 30, January 31, May 31,
                            2001        2000          1999        1998      1997
                         ----------- -----------   ----------- ----------- -------
                                 ($ In Thousands Except Per Share Data)
Statement of Operations
 Data:
Royalty revenues/Net
 sales..................  $ 28,281    $ 24,714      $ 19,307    $  8,553   $ 8,718
Cost of goods sold......       --          --            --          --        184
                          --------    --------      --------    --------   -------
Gross profit............    28,281      24,714        19,307       8,553     8,534
Selling, general and
 administrative
 expenses...............     7,955       7,225         6,428       4,192     3,406
Amortization of
 trademarks and
 goodwill...............       396         260           200          43       --
Forgiveness of note
 receivable.............       --        1,891(1)        --          --        --
                          --------    --------      --------    --------   -------
Operating income........    19,930      15,338        12,679       4,318     5,128
Other income............       --          --            --         (422)      (75)
Interest expense........     2,367       2,817         3,247         330         3
Investment and interest
 income.................      (430)       (399)         (638)       (525)     (460)
Gain on sale of Uniform
 Div and other assets...       --          --            --          --       (220)
                          --------    --------      --------    --------   -------
Income before income
 taxes..................    17,993      12,920        10,070       4,935     5,880
Income tax expense
 (benefit)..............     7,227       4,859         3,982        (782)     (771)
                          --------    --------      --------    --------   -------
Net income..............    10,766       8,061         6,088       5,717     6,651
                          ========    ========      ========    ========   =======
Basic earnings per
 share..................  $   1.29    $   0.94      $   0.70    $   0.73   $  0.87
Diluted earnings per
 share..................  $   1.29    $   0.94      $   0.70    $   0.68   $  0.82
Cash distribution of
 capital per share......       --          --            --     $   5.50       --
Cash dividends per
 share..................       --     $   0.50      $   1.25    $   0.20   $  0.35
                         February 3, January 29,   January 30, January 31, May 31,
                            2001        2000          1999        1998      1997
                         ----------- -----------   ----------- ----------- -------
Balance Sheet Data:
Working capital
 (deficiency)...........  $ (2,263)   $ (2,236)     $ (2,242)   $  4,445   $ 9,148
Total assets............    19,413      17,518        19,529      24,471    13,601
Long-term debt, net of
 current maturities.....    20,255      28,389        35,697      41,675       --
Stockholders' (deficit)
 equity.................   (15,070)    (24,132)      (29,879)    (25,646)   12,224

--------
Notes to Selected Financial Data

(1) Represents a non-cash charge of $1.89 million resulting from the partial forgiveness and cancellation of note receivable from Mr. Margolis during the year ended January 29, 2000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

  This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words "anticipates", "believes," "estimates," "objectives", "goals", "aims", "hopes", "may", "likely", "should" and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-K include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by certain of our current and future licensees, such as Target Stores and Carrefour, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. Such risks and uncertainties, include, but are not limited to, the effect of national and regional economic conditions, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition in the industry in which we operate, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee and Sideout branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under "Item 1. Business-Risk Factors" as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially effect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.


Overview

  The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. See "Item 8. Consolidated Financial Statements and Supplementary Data."

  Since May 1995, we have principally been in the business of marketing and licensing the Cherokee brand and related trademarks and other brands we own or represent. Our operating strategy emphasizes domestic and international retail direct and wholesale licensing, whereby we grant wholesalers and retailers the license to use our trademarks on certain categories of merchandise.

  In November 1997, we reaffirmed our strategic relationship with Target Stores, a division of Target Corp., by entering into the Amended Target Agreement, which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. See "--
Item 1. Business. United States Retail Direct Licensing." Under the Amended Target Agreement, Target Stores will pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on a percentage of Target Stores' net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. Under the Amended Target Agreement, in most cases, we or Spell C must receive Target Stores' consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the agreement. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand in several international markets through retail direct or wholesale licenses with manufacturers or other companies who have market power and economies of scale in the respective markets.

  Target Stores currently has over 970 stores in the United States and has publicly announced that it expects to open another 60 to 100 stores in the next twelve months. We expect that these additional stores will result in an increase in the overall sales volume of Cherokee branded products sold by Target Stores, however, there can be no assurance that overall sales volume will increase. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. The Amended Target Agreement, however, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. In Fiscal 2001 Target Stores reached the maximum royalty rate reduction in the end of the second quarter. Additional stores are expected to cause Target Stores to reach the maximum royalty rate reduction even earlier in the upcoming year. This trend is expected to have a positive impact on our licensing revenues in our first quarter ended May 4, 2002 as well as our licensing revenues for our entire fiscal year ended February 1, 2003, but may have a negative impact on our licensing revenues in our third quarter ended November 2, 2002.

  As part of a recapitalization that occurred in September 1997, we sold to Spell C, our wholly-owned subsidiary, all of our rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of our rights in the Amended Target Agreement in exchange for the proceeds from the sale of the Secured Notes. See "Item 1. Business. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes." Spell C issued for an aggregate of $47.9 million, privately placed Zero Coupon Secured Notes, yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee brand name and trademarks. The Secured Notes indenture provides that any royalties generated by the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture for distribution to holders of the Secured Notes. Excess amounts in the collection account may be distributed to Spell C only if the excess amounts exceed the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, will then be distributed by Spell C to us. Since the aggregate payments due under the Amended Target Agreement are $60 million and equal the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60 million, there is no assurance that there will be any excess amounts to be distributed. See "Item 1. Risk Factors."

  Target Stores commenced the initial sales of Cherokee branded merchandise in July 1996. Royalty revenues from Target Stores were $5.9 million during the fiscal year ended May 31, 1997, $6.4 million during the eight month fiscal period ended January 31, 1998, $14.6 million during the fiscal year ended January 30, 1999, $16.3 million during Fiscal 2000 and $19.3 million during Fiscal 2001, which accounted for 68%, 75%, 76%, 66% and 68%, respectively, of our consolidated revenues during such periods. While all royalties paid under the Amended Target Agreement appear in our consolidated financial statements, since the issuance of the Secured Notes, most of such royalties have been, and most, if not all of such royalties received until the maturity of the Secured Notes, will be distributed to the holders of the Secured Notes. See "Item 1. Risk Factors." Prior to the maturity of the Secured Notes, royalties from the Amended Target Agreement will be offset by principal payments to the holders of the Secured Notes in the amount of $9.0 million per year during the first two years and $10.5 million per year during the third through sixth years of the term of the indenture. During Fiscal 2001, of the $19.3 million in royalty revenues received from Target Stores, $10.125 million was paid to the holders of the Secured Notes. At various times during Fiscal 2001, Spell C distributed a total of $7.7 million to us (which amount includes royalty revenues received from Target Stores during both Fiscal 2000 and Fiscal 2001 and interest income earned on royalty revenues). While we believe that royalties payable under the Amended Target Agreement may continue to exceed the minimum guaranteed royalty payable thereunder, we cannot predict this with any accuracy. The revenues generated from all other licensing agreements during the fiscal year ended May 31, 1997 were $2.8 million, during the eight month fiscal period ended January 31, 1998 were $2.1 million, during the fiscal year ended January 30, 1999 were $4.7 million, during Fiscal 2000 were $8.4 million and during Fiscal 2001 were $9.0 million, which accounted for 32%, 25%, 24%, 34% and 32%, respectively, of our revenues during such periods.

  In November 1997, we purchased the Sideout brand and related trademarks from Sideout Sport, Inc. for approximately $2.0 million and a portion of the future royalties generated by the Sideout brand. Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout a total of $7.5 million or October 22, 2004, we will have no further obligation to pay Sideout Sport Inc. During Fiscal 2001, we made additional contingent payments of $1.2 million under the Sideout Agreement. Since January 1999, we have paid, in total, $2.6 million in contingent payments under the Sideout Agreement. The Sideout brand generated licensing revenues from existing contracts of approximately $3.0 million during Fiscal 2001, which accounted for approximately 10.6% of our revenues during such period. See "Item 1. Business. Sideout Agreement."

  As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

  As of November 29, 1999, we and The Newstar Group, d/b/a The Wilstar Group ("Wilstar") entered into a Second Revised and Restated Management Agreement which revised and restated the terms under which Wilstar agreed to continue to provide us with the executive management services of our Chief Executive Officer Robert Margolis. Mr. Margolis is currently the sole stockholder of Wilstar. On January 3, 2001, Wilstar assigned the management agreement to
Mr. Margolis. As base compensation for services rendered, Mr. Margolis will be paid $587,450 per fiscal year, subject to annual cost of living increases. Mr. Margolis is also eligible for annual performance bonuses.

  The management agreement provides, that, for each fiscal year after Fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for Fiscal 2001 we accrued a bonus of $2.175 million for Mr. Margolis and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase.

  We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand become available on favorable terms, we would be interested in pursuing such an acquisition. In addition to acquiring brands and licensing our own brands, we assist other companies in identifying licensees for their brands.

  During Fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo, which provides that we will receive 15% of the royalties paid to Mossimo by Target Stores. Under Mossimo's agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three year term of the agreement. Mossimo's agreement with Target Stores is subject to early termination under certain circumstances. During the fourth quarter of Fiscal 2001, we received initial revenues from Mossimo of $296,600. Mossimo's filings with the Securities and Exchange Commission indicate that there is currently substantial doubt about Mossimo's ability to continue as a growing concern. If Mossimo should enter into bankruptcy proceedings, under bankruptcy law there is a possibility Mossimo could reject the finders agreement and prevent us from receiving any of the royalties paid by Target Stores to Mossimo.

  Additionally, we entered into five other exclusive consulting agreements, one to represent Maui and Sons Inc. in the United States and Canada, one to represent Pritikin worldwide, one to represent Bum in Mainland China, Hong Kong and Macao, one to represent Rampage in the Philippines, Mainland China, Hong Kong, Macao, Korea, Taiwan, Singapore, Malaysia, Indonesia, Thailand, Vietnam and Cambodia and one with Aspen Licensing International Inc. to represent its Aspen brand both domestically and internationally. The consulting agreement with Aspen Licensing International Inc. expired during Fiscal 2001.

  In 1997, our Board changed our fiscal year end to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align us with our licensees who generally also operate and plan using such a fiscal year. Prior to this change our fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest May 31. As a result, the 1997 fiscal year ended on May 31, 1997 and included 52 weeks, the eight month fiscal period ended on January 31, 1998 and included 35 weeks, the 1999 fiscal year ended on January 30, 1999 and included 52 weeks, Fiscal 2000 ended on January 29, 2000 and included 52 weeks and Fiscal 2001 ended on February 3, 2001 and included 53 weeks.

Results of Operations

  The following table sets forth for the periods indicated certain of our consolidated financial data. In December 1997, we assigned the Amended Target Agreement to Spell C and Spell C issued the Second notes. As a result, during Fiscal 1999, $6.75 million in royalty revenues, during Fiscal 2000, $9.0 million in royalty revenues, and during Fiscal 2001 $10.125 million in royalty revenues were distributed to the holders of the Secured Notes.

                                        Year Ended  Year Ended     Year Ended
                                        February 3, January 29,    January 30,
                                           2001        2000           1999
                                        ----------- -----------    -----------
Royalty revenues....................... $28,281,000 $24,714,000    $19,307,000
Selling, general, administrative and
 amortization expenses.................   8,351,000   7,486,000      6,628,000
Forgiveness of note receivable.........         --    1,890,000(1)         --
                                        ----------- -----------    -----------
Operating income.......................  19,930,000  15,338,000     12,679,000
Interest expense net of interest
 income................................   1,937,000   2,418,000      2,609,000
Income tax provision...................   7,227,000   4,859,000      3,982,000
                                        ----------- -----------    -----------
  Net income........................... $10,766,000 $ 8,061,000    $ 6,088,000
                                        =========== ===========    ===========

--------
(1) A non-cash charge of $1.89 million resulting from the partial forgiveness and cancellation of the note receivable from Mr. Margolis during the year ended January 29, 2000.

Fiscal 2001 compared to Fiscal 2000

  In Fiscal 2001, revenues increased 14.4% to $28.3 million from $24.7 million for Fiscal 2000. Revenues for Fiscal 2001 were generated from licensing our trademarks and finders fees for placing Mossimo with Target Stores while revenues for Fiscal 2000 were generated solely from licensing our trademarks. Revenues from Target Stores for Fiscal 2001 and Fiscal 2000 were $19.3 million or 68% of revenues and $16.3 million or 66% of revenues, respectively. Revenues from all other sources for Fiscal 2001 and Fiscal 2000 were $9.0 million or 32% of revenues and $8.4 million or 34% of revenues, respectively. Zellers paid royalties of approximately

$3.7 million in Fiscal 2001 compared to $3.6 million in Fiscal 2000. In Fiscal 2001, Mervyn's continued its expansion of the Sideout brand into other product categories and paid royalties of approximately $2.3 million compared to $1.7 million in Fiscal 2000.

  Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $5.8 million and $4.3 million for Fiscal 2001 and Fiscal 2000, respectively, included an accrual for Target Stores, Zellers and Mervyn's royalty revenues earned during the fourth quarters of Fiscal 2001 and Fiscal 2000 and these revenues were subsequently received in February 2001 and February 2000.

  Selling, general and administrative expenses for Fiscal 2001 were $8.4 million or 29% of revenues compared to $9.4 million or 38% of revenues for Fiscal 2000. Excluding a $1.89 million nonrecurring expense related to the forgiveness and cancellation of a note receivable to our CEO, Mr. Margolis, selling, general and administrative expenses for Fiscal 2000 were $7.5 million or 30% of revenues for Fiscal 2000. After excluding such nonrecurring expense from Fiscal 2000 results, selling, general and administrative expenses in Fiscal 2001 increased due to expenses of approximately $341,000 in salaries for additional marketing staff to intensify our domestic and international efforts to negotiate contracts, $135,000 in amortization of our trademarks and an additional bonus expense of $393,000. Amortization expenses are expected to increase as Sideout contingent payments increase and we purchase other trademarks, and management and staff bonus expenses are expected to rise as our EBITDA rises.

  Our interest expense for Fiscal 2001 was $2.4 million compared to $2.8 million for Fiscal 2000. The interest expense is attributable to the Secured Notes. Interest expense is expected to decrease as we continue to make quarterly payments on the Secured Notes and the outstanding principal of such notes is reduced. Our investment and interest income for Fiscal 2001 was $430,000 compared to $399,000 for Fiscal 2000. The increase in investment and interest income is due to more cash being available for investment.

  Our net income for Fiscal 2001 was $10.8 million or $1.29 per diluted share compared to a net income of $8.1 million or $0.94 per diluted share for Fiscal 2000. A portion of this increase is attributable to our repurchase of 249,000 shares of our common stock during Fiscal 2001. For Fiscal 2001, we booked for GAAP purposes a tax provision of $7.2 million or $0.86 per diluted share, compared to $4.9 million or $0.56 per diluted share for Fiscal 2000. We have fully utilized the net operating losses generated subsequent to our 1994 reorganization, which were not subject to Section 382 limitations. For Fiscal 2001, we utilized $780,450 of our limited Section 382(1)(b) net operating losses for both federal and state. In Fiscal 2000, we utilized $5.3 million of our federal net operating loss carryovers and $780,450 of our limited Internal Revenue Code Section 382(1)(6) net operating loss carryovers for both federal and state.

Fiscal 2000 compared to Fiscal 1999

  In Fiscal 2000, revenues increased 28% to $24.7 million from $19.3 million for Fiscal 1999. Revenues for both Fiscal 2000 and Fiscal 1999 were generated solely from licensing our trademarks. Revenues from Target Stores for Fiscal 2000 and Fiscal 1999 were $16.3 million or 66% of revenues and $14.6 million or 76% of revenues, respectively. Revenues from all other sources for Fiscal 2000 and Fiscal 1999 were $8.4 million or 34% of revenues and $4.7 million or 24% of revenues, respectively. Zellers paid royalties of approximately $3.6 million in Fiscal 2000 compared to $1.1 million in Fiscal 1999. The increase in royalties from Zellers is mainly due to the increased acceptance by Canadian consumers of merchandise bearing the Cherokee brand and Zellers' expansion of the Cherokee brand into additional product categories. In Fiscal 2000, its first full year of sales of Sideout merchandise, Mervyn's paid royalties of $1.7 million during. One of our licensees, Uptons, Inc., closed on December 31, 1999 and as part of the termination agreement paid, in Fiscal 2000, 90% of the remaining minimum royalties due, which amounted to $336,000.

  Selling, general and administrative expenses for Fiscal 2000 were $9.4 million or 38% compared to $6.6 million or 34% of revenues for Fiscal 1999. During Fiscal 2000, selling, general and administrative expenses increased due to expenses of approximately $300,000 in marketing and finders fees and additional bonus expense of $573,000 and the forgiveness and cancellation of $1.9 million of the note receivable from Mr. Margolis, a one-time event. Finder fee expenses are expected to increase as Sideout royalties increase and management and staff bonus expenses are expected to rise as EBITDA rises.

  Our interest expense for Fiscal 2000 was $2.8 million compared to $3.2 million for Fiscal 1999. The interest expense is attributable to the Secured Notes. Interest expense is expected to decrease as we continue to make quarterly payments on the Secured Notes. Our investment and interest income for Fiscal 2000 was $399,000 compared to $638,000 for Fiscal 1999. The reduction in investment and interest income is due to less cash being available for investment.

  Our net income for Fiscal 2000 was $8.1 million or $0.94 per diluted share compared to a net income of $6.1 million or $0.70 per diluted share for Fiscal 1999. For Fiscal 2000, we booked for GAAP purposes a tax provision of $4.9 million or $0.56 per diluted share, compared to $4.0 million or $0.46 per diluted share for Fiscal 1999, which amounts were offset against our deferred tax asset account. In Fiscal 2000, we utilized $5.3 million of our federal net operating loss carryovers and $780,450 of our limited Internal Revenue Code
Section 382 (1)(6) net operating loss carryovers for both federal and state. At January 29, 2000, we had fully utilized the net operating loss carryovers generated subsequent to our 1994 reorganization, which were not subject to
Section 382 limitations.

Liquidity and Capital Resources

  On February 3, 2001 we had $5.3 million in cash and cash equivalents, including restricted cash of $2.7 million. Cash flow needs over the short term in the next twelve months and in the long term are both expected to be met through the operating cash flows generated from licensing revenues and our cash and cash equivalents.

  During Fiscal 2001, cash provided by operations was $14.5 million, compared to $14.2 million in Fiscal 2000. During Fiscal 2001, cash used in investing activities was $1.5 million due mainly to trademark purchases and registration fees of $1.8 million offset by the note receivable repayment of $373,000. In comparison, in Fiscal 2000, cash used in investing activities was $1.7 million, relating to the purchase of trademarks and property and equipment. During Fiscal 2001, cash used in financing activities was $12.6 million compared to $13.1 million in Fiscal 2000. Cash used in financing activities in Fiscal 2001 represents an increase in restricted cash of $400,000, which relates to the increase in the amount of the quarterly payments on the Secured Notes from $2.25 million to $2.625 million per quarter. During Fiscal 2001 we made payments totaling $10.125 million on the Secured Notes. Also during Fiscal 2001, pursuant to our Board of Directors' directive to repurchase our common stock, we used $2.1 million of our cash flow to repurchase 249,000 shares of our common stock.

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

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

  Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

  Interest: From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. Our only long-term debt obligations are the Secured Notes, which are zero-coupon secured notes yielding interest of 7.0% interest per annum. This long-term debt obligation does not represent a material interest rate risk to us.

  Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, however, revenues from international licensing comprise 15.5% of our consolidated revenues. For Fiscal 2001, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate was not material.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
CHEROKEE INC.
Report of Independent Accountants......................................... F-1

Consolidated Balance Sheets At February 3, 2001 and January 29, 2000...... F-2

Consolidated Statements of Operations For the Years Ended February 3,
 2001, January 29, 2000 and January 30, 1999.............................. F-3

Consolidated Statements of Stockholders' Deficit For the Years Ended
 February 3, 2001, January 29, 2000 and January 30, 1999.................. F-4

Consolidated Statements of Cash Flows For the Years Ended February 3,
 2001, January 29, 2000 and January 30, 1999.............................. F-5

Notes to Financial Statements............................................. F-6

SCHEDULES

II Valuations and Qualifying Accounts and Reserves......................... F-15

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Cherokee Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cherokee Inc. and its subsidiary at February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for the three years ended February 3, 2001, January 29, 2000 and January 30, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 14, 2001

                                 CHEROKEE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    February 3,   January 29,
                                                        2001          2000
                                                    ------------  ------------
Assets

Current assets:
  Cash and cash equivalents........................ $  2,598,000  $  2,253,000
  Restricted cash..................................    2,724,000     2,324,000
  Receivables, net.................................    5,893,000     4,841,000
  Prepaid expenses and other current assets........       37,000        28,000
  Deferred tax asset...............................      713,000     1,579,000
                                                    ------------  ------------
    Total current assets...........................   11,965,000    11,025,000

Securitization fees, net of accumulated
 amortization of $634,000 and $429,000,
 respectively......................................      606,000       812,000
Deferred tax asset.................................      493,000       797,000
Property and equipment, net of accumulated
 depreciation of $202,000 and $156,000,
 respectively......................................      219,000       203,000
Trademarks, net....................................    6,115,000     4,666,000
Other assets.......................................       15,000        15,000
                                                    ------------  ------------
    Total assets................................... $ 19,413,000  $ 17,518,000
                                                    ============  ============

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable................................. $    302,000  $    600,000
  Other accrued liabilities........................    3,176,000     2,286,000
  Current portion of long term notes payable.......   10,500,000    10,125,000
                                                    ------------  ------------
    Total current liabilities......................   13,978,000    13,011,000
Other liabilities..................................      250,000       250,000
Notes payable less current portion.................   20,255,000    28,389,000
                                                    ------------  ------------
    Total liabilities..............................   34,483,000    41,650,000
                                                    ============  ============

Commitments and Contingencies (Note 8)

Stockholders' Deficit
Preferred stock, $0.02 par value 1,000,000 shares
 authorized.
  None issued and outstanding......................          --            --
Common stock, $.02 par value, 20,000,000 shares
 authorized, 8,231,705 and 8,472,428 shares issued
 and outstanding at February 3, 2001 and January
 29, 2000, respectively............................      165,000       170,000
Accumulated deficit................................  (15,235,000)  (23,937,000)
Note receivable from stockholder...................          --       (365,000)
                                                    ------------  ------------
Total stockholders' deficit........................  (15,070,000)  (24,132,000)
                                                    ------------  ------------
Total liabilities and stockholders' deficit........ $ 19,413,000  $ 17,518,000
                                                    ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Year Ended   Year Ended   Year Ended
                                        February 3,  January 29,  January 30,
                                           2001         2000         1999
                                        -----------  -----------  -----------
Net revenues........................... $28,281,000  $24,714,000  $19,307,000
Selling, general and administrative
 expenses..............................   7,955,000    9,115,000    6,428,000
Amortization of trademarks.............     396,000      261,000      200,000
                                        -----------  -----------  -----------
    Operating income...................  19,930,000   15,338,000   12,679,000
Other income (expenses):
  Interest expense.....................  (2,367,000)  (2,817,000)  (3,247,000)
  Investment and interest income.......     430,000      399,000      638,000
                                        -----------  -----------  -----------
    Total other income (expenses),
     net...............................  (1,937,000)  (2,418,000)  (2,609,000)
Income before income taxes.............  17,993,000   12,920,000   10,070,000
Income tax provision...................   7,227,000    4,859,000    3,982,000
                                        -----------  -----------  -----------
  Net income........................... $10,766,000  $ 8,061,000  $ 6,088,000
                                        ===========  ===========  ===========
  Basic earnings per share............. $      1.29  $      0.94  $      0.70
                                        ===========  ===========  ===========
  Diluted earnings per share........... $      1.29  $      0.94  $      0.70
                                        ===========  ===========  ===========
Weighted average shares outstanding:
  Basic................................   8,334,420    8,618,053    8,683,601
  Diluted..............................   8,349,599    8,620,511    8,706,011


  The accompanying notes are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                            Common Stock                                   Notes
                         -------------------  Additional                Receivable
                                      Par      Paid-in    Accumulated      from
                          Shares     Value     Capital      Deficit     Stockholder     Total
                         ---------  --------  ----------  ------------  -----------  ------------
Balance at January 31,
 1998................... 8,612,657  $173,000  $      --   $(23,806,000) $(2,013,000) $(25,646,000)
Exercise of director
 warrants and employee
 stock options..........    92,771     1,000    667,000            --           --        668,000
Cash dividend
 distributions..........       --        --    (667,000)   (10,210,000)         --    (10,877,000)
Utilization of pre-
 bankruptcy NOL
 carryforwards..........       --        --         --           9,000          --          9,000
Interest on note
 receivable from
 stockholder............       --        --         --             --      (121,000)     (121,000)
Net income for the year
 ended January 30,
 1999...................       --        --         --       6,088,000          --      6,088,000
                         ---------  --------  ---------   ------------  -----------  ------------
Balance at January 30,
 1999................... 8,705,428   174,000        --     (27,919,000)  (2,134,000)  (29,879,000)
Purchase and retirement
 of treasury shares.....  (233,000)   (4,000)               (1,903,000)                (1,907,000)
Cash dividend
 distributions..........                                    (2,176,000)                (2,176,000)
Forgiveness of note
 receivable from
 stockholder............                                                  1,890,000     1,890,000
Interest on note
 receivable from
 stockholder............                                                   (121,000)     (121,000)
Net income for the year
 ended January 29,
 2000...................                                     8,061,000                  8,061,000
                         ---------  --------  ---------   ------------  -----------  ------------
Balance at January 29,
 2000................... 8,472,428   170,000        --     (23,937,000)    (365,000)  (24,132,000)
Exercise of director
 warrants and employee
 stock options..........     8,277       --         --          12,000          --         12,000
Purchase and retirement
 of treasury shares.....  (249,000)   (5,000)               (2,096,000)                (2,101,000)
Stock option tax
 benefit................       --        --         --          20,000          --         20,000
Interest on note
 receivable from
 stockholder............                                                     (8,000)       (8,000)
Repayment of note
 receivable from
 stockholder............                                                    373,000       373,000
Net income for the year
 ended February 3,
 2001...................                                    10,766,000                 10,766,000
                         ---------  --------  ---------   ------------  -----------  ------------
Balance at February 3,
 2001................... 8,231,705  $165,000  $     --    $(15,235,000) $       --   $(15,070,000)
                         =========  ========  =========   ============  ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Year Ended    Year Ended    Year Ended
                                      February 3,   January 29,   January 30,
                                          2001          2000          1999
                                      ------------  ------------  ------------
Operating activities
Net income..........................  $ 10,766,000  $  8,061,000  $  6,088,000
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization.....        46,000        61,000        32,000
  Amortization of trademarks........       396,000       260,000       200,000
  Amortization of securitization
   fees.............................       206,000       206,000       206,000
  Amortization of debt discount.....     2,367,000     2,817,000     3,247,000
  Interest income on note receivable
   from stockholder.................        (8,000)     (121,000)     (121,000)
  Deferred taxes....................     1,170,000     2,012,000     3,197,000
  Forgiveness of note receivable....           --      1,890,000           --
  Changes in current assets and
   liabilities:
    Receivables.....................    (1,052,000)   (1,609,000)     (885,000)
    Inventories.....................           --            --         45,000
    Prepaids and other current
     assets.........................        (9,000)        1,000       191,000
    Accounts payable................      (298,000)      320,000      (365,000)
    Accrued payroll and related
     expenses.......................       909,000       531,000     1,233,000
    Other liabilities...............           --       (250,000)     (250,000)
                                      ------------  ------------  ------------
      Net cash provided by operating
       activities...................    14,493,000    14,179,000    12,818,000
                                      ------------  ------------  ------------
Investing activities
Purchases of trademark..............    (1,845,000)   (1,750,000)     (673,000)
Purchase of property and equipment..       (62,000)      (31,000)     (216,000)
Repayment on note receivable from
 stockholder........................       373,000           --            --
Change in other assets..............           --         91,000       (68,000)
                                      ------------  ------------  ------------
      Net cash used in investing
       activities...................    (1,534,000)   (1,690,000)     (957,000)
                                      ------------  ------------  ------------
Financing activities
Decrease (increase) in restricted
 cash...............................      (400,000)    2,176,000    (4,500,000)
Payment of long-term debt...........   (10,125,000)   (9,000,000)   (6,750,000)
Debt issuance costs.................           --            --         (6,000)
Proceeds from exercise of stock
 options............................           --            --        668,000
Proceeds from exercise of warrants..        12,000           --            --
Purchase of treasury shares.........    (2,101,000)   (1,907,000)          --
Cash distributions and dividends....           --     (4,352,000)   (8,701,000)
                                      ------------  ------------  ------------
      Net cash used in financing
       activities...................   (12,614,000)  (13,083,000)  (19,289,000)
                                      ------------  ------------  ------------
(Decrease) increase in cash and cash
 equivalents........................       345,000      (594,000)   (7,428,000)
Cash and cash equivalents at
 beginning of period................     2,253,000     2,847,000    10,275,000
                                      ------------  ------------  ------------
Cash and cash equivalents at end of
 period.............................  $  2,598,000  $  2,253,000  $  2,847,000
                                      ============  ============  ============
Total paid during period:
  Income taxes......................  $  5,115,000  $  3,143,000  $    221,000
  Interest..........................  $  1,626,000  $    900,000  $    298,000
Non-cash transactions:
  Declaration of cash dividend......  $        --   $        --   $  2,176,000
  Utilization of pre-bankruptcy NOL
   carryforwards....................  $        --   $        --   $      9,000

  The accompanying notes are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

  Cherokee Inc. (the Company, which may be referred to as WE, US, or OUR) is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation
  The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Company Year End

  On December 19, 1997, we changed our fiscal year to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align ourselves with our licensees who also generally operate and plan using a fiscal year ending nearest to January 31. Prior to this change, our fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest to May 31.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

  We consider all highly liquid debt instruments purchased and money market funds with an original maturity date of three months or less to be cash equivalents.

  The Secured Notes indenture requires the trustee to retain in the collection account certain amounts sufficient to meet the quarterly note payments. Such amounts have been classified as restricted cash.

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

                                 CHEROKEE INC.

Trademarks

  Trademark registrations, renewal fees and acquired trademarks are stated at cost and are amortized over their estimated useful life of fifteen years.

Securitization Fees

  Securitization fees are the costs associated with the leveraged recapitalization which have been capitalized and are being amortized over the term of the Secured Notes indenture.

Long-Lived Assets

  The carrying value of long-lived assets is periodically reviewed by us and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value. Based on current information we believe no impairment exists.

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

Concentrations of Credit Risk

  Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At February 3, 2001 and January 29, 2000, our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer accounted for approximately 67% and 68%, respectively, of our trade receivables at February 3, 2001 and January 29, 2000 and approximately 68%, 66% and 76%, respectively, of our revenues during the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

Fair Value of Financial Instruments

  The amount recorded for financial instruments in our consolidated financial statements approximates fair value as defined in SFAS No. 107 "Disclosures about the Fair Value of Financial Instruments", except the long-term debt described in Note 5 of which the fair value is not readily determinable.

Stock-Based Compensation

  SFAS No. 123 "Accounting for the Awards of Stock-Based Compensation to Employees" encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. We have adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under SFAS No. 123 and a detailed description of plan terms and assumptions used in valuing stock option grants. We have chosen to continue to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

                                 CHEROKEE INC.

Advertising

  Our retail direct licensees fund their own advertising programs. Our advertising and promotional costs are immaterial and are expensed as incurred.

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

Comprehensive Income

  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income components which under generally accepted accounting principles ("GAAP") bypass the income statement and are reported in the balance sheet as a separate component of equity. For the three years ended February 3, 2001, January 29, 2000 and January 30, 1999, we had no other comprehensive income components as defined in SFAS No. 130, and accordingly, net income equals comprehensive income.

Segment Reporting

  We adopted SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information" for the year ended January 30, 1999. SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position nor the disclosure of segment information, as our reporting structure provides for only one segment--the marketing and licensing of our trademarks.

3. Receivables

  Receivables consist of the following:

                                                            February   January
                                                            3, 2001    29, 2000
                                                           ---------- ----------
   Trade.................................................. $5,784,000 $4,258,000
   Other..................................................    109,000    583,000
                                                           ---------- ----------
                                                           $5,893,000 $4,841,000
                                                           ========== ==========

  Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balance included an accrual for Target Stores, Zellers and Mervyn's royalty revenues earned during the fourth quarter of Fiscal 2001 and subsequently received in February 2001.

                                 CHEROKEE INC.

4. Trademarks

  Trademarks consist of the following:

                                              February 3, 2001 January 29, 2000
                                              ---------------- ----------------
   Trademarks................................    $7,014,000       $5,169,000
   Accumulated amortization..................      (899,000)        (503,000)
                                                 ----------       ----------
     Total...................................    $6,115,000       $4,666,000
                                                 ==========       ==========

  In November 1997, we entered into an agreement with Sideout Sport Inc. (the "Sideout Agreement") to purchase trademarks and licenses related to Sideout(R), Sideout Sport(R) and King of the Beach(R). Pursuant to the Sideout Agreement we paid $1.5 million at the closing date of the acquisition and agreed to pay $500,000 upon the release of liens, of which $495,000 was paid during the fiscal year ended January 30, 1999. We will also pay Sideout Sport Inc., on a quarterly basis, additional consideration contingent upon a formula of licensing revenues, as defined in the Sideout Agreement. Such contingent consideration is limited to a maximum of $5.5 million, or the lesser amount which may be earned through October 22, 2004. Since January 1, 1999, we have paid in total over $2.6 million in contingent payments under the Sideout Agreement.

5. Long-Term Debt

  On December 23, 1997, we completed the recapitalization described below and publicly announced that we would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998. As part of the recapitalization and in exchange for the proceeds from the Secured Notes (as defined below), we sold to our wholly-owned subsidiary, Spell C, all our rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of our rights in an amended licensing agreement (the "Amended Target Agreement") with Target Stores, a division of Target Corporation. Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are collateralized by the Amended Target Agreement and the domestic Cherokee brand name and trademarks. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to us. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. During Fiscal 2001, the trustee distributed from the collection account $10.125 million to the holders of the Secured Notes.

                                 CHEROKEE INC.

  The maturity schedule of Secured Notes is as follows:

                                                                    Face Value
                                                                    -----------
   2002............................................................ $10,500,000
   2003............................................................  10,500,000
   2004............................................................  10,500,000
   Thereafter......................................................   2,625,000
                                                                    -----------
     Total......................................................... $34,125,000
   Less unamortized note discount..................................   3,370,000
                                                                    -----------
                                                                     30,755,000
   Less current portion of long term debt..........................  10,500,000
                                                                    -----------
     Long term obligation.......................................... $20,255,000
                                                                    ===========

6. Income Taxes

  The income tax benefit as shown in the statements of operations includes the following:

                                                Year Ended Year Ended Year Ended
                                                 February   January    January
                                                 3, 2001    29, 2000   30, 1999
                                                ---------- ---------- ----------
   Current:
     Federal................................... $4,299,000 $1,139,000 $  229,000
     State.....................................  1,317,000  1,077,000    410,000
     Foreign...................................    447,000    427,000    155,000
                                                ---------- ---------- ----------
                                                 6,063,000  2,643,000    794,000
   Deferred:
     Federal...................................    888,000  2,179,000  2,923,000
     State.....................................    276,000     37,000    265,000
                                                ---------- ---------- ----------
                                                 1,164,000  2,216,000  3,188,000
                                                ---------- ---------- ----------
                                                $7,227,000 $4,859,000 $3,982,000
                                                ========== ========== ==========

  Deferred income taxes are comprised of the following:

                                    February 3, 2001       January 29, 2000
                                  --------------------  ----------------------
                                  Current  Non-Current   Current   Non-Current
                                  -------- -----------  ---------- -----------
   Deferred tax assets:
     Fixed assets...............  $    --  $   (16,000) $      --  $       --
     Accrued liabilities........       --          --      978,000         --
     Tax effect of NOL
      carryovers................   265,000   2,388,000     334,000   2,655,000
     Other......................   448,000     (21,000)    267,000         --
     Valuation allowance........       --   (1,858,000)        --   (1,858,000)
                                  -------- -----------  ---------- -----------
     Total deferred tax assets..  $713,000 $   493,000  $1,579,000 $   797,000
                                  ======== ===========  ========== ===========

  Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards. For the year ended February 3, 2001, no adjustment was made to the valuation allowance. The valuation allowance relates to amounts attributable to Internal Revenues Service ("IRC") Section 382 net operating losses (as described below), which we believe may expire unused.

                                 CHEROKEE INC.

  A reconciliation of the actual income tax rates to the federal statutory rate follows:

                                            Year Ended  Year Ended  Year Ended
                                            February 3, January 29, January 30,
                                               2001        2000        1999
                                            ----------- ----------- -----------
   Tax expense at U.S. statutory rate.....     34.0%       34.0%       34.0%
   Foreign taxes..........................      --          --          1.6
   State income tax benefit net of federal
    income tax............................      5.8         5.7         4.5
   Others.................................       .3        (2.1)        (.6)
                                               ----        ----        ----
   Tax provision (benefit)................     40.1%       37.6%       39.5%
                                               ====        ====        ====

  At January 29, 2000, we had fully utilized the federal net operating loss carryovers ("NOL's") generated subsequent to our 1994 reorganization. These losses are not subject to IRC Section 382 limitations.

  In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the Plan, an ownership change occurred and the annual limitation of pre-reorganization NOL's and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC
Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. Given the IRC Section 382 limitations, a substantial portion of the pre-reorganization losses will expire unused. Such deferred tax assets relating to the pre-organization losses that will expire unused have been written off. As of February 3, 2001 we have $7.8 million of federal Section 382 NOLs available that begin to expire in 2008.

7. Earnings Per Share

  The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three years ended February 3, 2001, January 29, 2000, January 30, 1999:

                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------  ---------
   For the year ended February 3, 2001:
     Basic earnings per share............. $10,766,000  8,334,420      $1.29
     Effect of dilutive securities--stock
      options and warrants................                 15,179
                                           -----------  ---------      -----
       Dilutive earnings per share........ $10,766,000  8,349,599      $1.29
                                           -----------  ---------      -----
   For the year ended January 29, 2000:
     Basic earnings per share............. $ 8,061,000  8,618,053      $0.94
     Effect of dilutive securities--stock
      options and warrants................                  2,500
                                           -----------  ---------      -----
       Dilutive earnings per share........ $ 8,061,000  8,620,553      $0.94
                                           -----------  ---------      -----
   For the year ended January 31, 1999:
     Basic earnings per share............. $ 6,088,000  8,683,601      $0.70
     Effect of dilutive securities--stock
      options and warrants................                 22,410
                                           -----------  ---------      -----
       Dilutive earnings per share........ $ 6,088,000  8,706,011      $0.70
                                           -----------  ---------      -----

                                 CHEROKEE INC.

  The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares for the three years ended February 3, 2001, January 29, 2000, and January 30, 1999 were 291,735, 503,702 and 173,655, respectively.

8. Commitments and Contingencies

Leases

  We leased our current facility under an operating lease expiring on July 31, 2001. We have an option to extend the term of the lease for two additional three-year periods. On February 20, 2001, we exercised our first option and extended the term of the lease from August 1, 2001 through July 31, 2004. The future minimum non-cancellable lease payments are as follows:

                                                                       Operating
                                                                        Leases
                                                                       ---------
   2002............................................................... $102,000
   2003...............................................................  102,000
   2004...............................................................  102,000
   2005...............................................................   51,000
                                                                       --------
     Total future minimum lease payments.............................. $357,000
                                                                       ========

  Total rent expense was $102,000, $102,000 and $91,000 for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

9. Related Party Transactions

  In 1995, we entered into a Management Agreement (the "Agreement") with The Newstar Group d/b/a The Wilstar Group ("Wilstar"), pursuant to which Wilstar agreed to provide management services to us by providing the services of Mr. Robert Margolis as Chief Executive Officer. On January 3, 2001, Wilstar assigned the Agreement to Mr. Margolis. The Agreement, as amended, terminates on February 2, 2002 and provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The Agreement will automatically be extended for each consecutive one year period in the event of pre-tax earnings, as defined, exceed specified levels as agreed upon by our Compensation Committee. The Agreement also provides that Mr. Margolis may elect two directors to the Board of Directors.

  The Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. For the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively, we paid to Mr. Margolis $2.76 million, $4.0 million and $2.0 million of contractual base compensation and bonuses.

  On December 23, 1997 we loaned $2.0 million to Robert Margolis. The loan yielded 6.0% interest per annum and was recorded as a reduction to stockholders' equity. The principal amount of the note and all accrued interest thereon were due and payable on December 23, 2002.

  In connection with the amendment of the Agreement, our stockholders approved the forgiveness and cancellation of approximately $1.9 million of the note should we meet certain performance goals during the fourth quarter ended January 29, 2000. We recorded the partial forgiveness and cancellation of $1.9 million of the note receivable from stockholder as a charge against income in the year ended January 29, 2000. The remaining balance of the note receivable and accrued interest, totaling $373,000 was paid in full in June 2000.

                                 CHEROKEE INC.

10. Capitalization

 Preferred Stock

  We are authorized to issue up to 1,000,000 shares of preferred stock. Our board of directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of February 3, 2001 and January 29, 2000, no shares of preferred stock were issued.

 Stock Option Plan

  Our 1995 Incentive Stock Option Plan (the "Plan") was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the Plan is to further our growth and development by providing an incentive to officers and other key employees who are in a position to contribute materially to our prosperity. Two types of stock options (the "Option") may be granted under the plan--Incentive and Non-Qualified stock options. The Options are vested in equal installments over a three year period starting at the grant date and have a term of ten years. The maximum number of shares authorized for grants of options under the 1995 Plan is 900,000. As of February 3, 2001, we have 85,464 shares available for grants of options.

  SFAS No. 123 "Accounting for the Awards of Stock-Based Compensation to Employees" encourages, but does not require companies to record compensation cost for stock based compensation plans at fair value. We have chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations. Had compensation costs for our stock option plan been determined based upon the methodology prescribed under SFAS No. 123, our net income would approximate the pro forma amounts below:

                                                 2001        2000       1999
                                              ----------- ---------- ----------
   Pro forma net income...................... $10,381,000 $7,606,000 $5,480,000
   Pro forma basic earnings per share........ $      1.25 $     0.88 $     0.63
   Pro forma diluted earnings per share...... $      1.24 $     0.88 $     0.63

  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: for 1999, risk-free interest rates ranging between 4.57% and 5.56%; dividend yields of 12.50%; volatility of 56.67%; and expected life of the option of three years; for 2000, risk-free interest rates ranging between 4.82% and 5.82%; dividend yields of zero percent; volatility of 47.5%; and expected life of the option of three years; and for 2001, risk-free interest rates ranging between 6.27% and 6.70%; dividend yields of zero percent; volatility of 48.16%; and expected life of the option of three years Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on pro forma financial results for future years.

                                 CHEROKEE INC.

  A summary of our stock option activity, and related information for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 follows:

                                2001              2000               1999
                          ----------------- ------------------ ------------------
                                   Weighted           Weighted           Weighted
                                   Average            Average            Average
                                   Exercise           Exercise           Exercise
                          Options   Price   Options    Price   Options    Price
                          -------  -------- --------  -------- --------  --------
Outstanding at beginning
 of year................  587,869   $9.01    561,059   $9.06    480,083   $ 9.46
  Granted...............   95,000    7.85    155,000    8.33    230,000     8.88
  Exercised.............   (8,277)   1.48        --      --     (10,000)   10.50
  Forfeited.............  (75,056)   7.90   (128,190)   8.39   (139,024)   10.03
                          -------   -----   --------   -----   --------   ------
Outstanding at end of
 year...................  599,536    8.98    587,869    9.01    561,059     9.06
                          =======   =====   ========   =====   ========   ======
Exerciseable at end of
 year...................  460,371   $9.01    320,904   $8.90    276,292   $ 8.61
Weighted average grant
 date fair value of
 options granted during
 the year...............            $3.13              $2.76              $ 1.75


  The following table summarizes the stock options outstanding and exercisable as of February 3, 2001:

                                        Options Outstanding             Options Exercisable
                            ------------------------------------------- --------------------
                                                                                    Weighted
                             Number of     Weighted        Weighted      Number of  average
                              shares       average     average exercise   shares    exercise
   Range                    outstanding remaining life      price       outstanding  price
   -----                    ----------- -------------- ---------------- ----------- --------
   $ 7.00-$ 8.00...........    85,834     8.68 years        $ 7.63         85,834    $ 7.63
   $ 8.00-$ 9.00...........   303,101     7.34 years        $ 8.52        199,769    $ 8.54
   $ 9.00-$10.00...........   114,467     6.93 years        $ 9.71         81,134    $ 9.85
   $10.00-$11.00...........    96,134     6.49 years        $10.79         93,634    $10.79
                              -------                                     -------
                              599,536                                     460,371
                              =======                                     =======

11. Selected Quarterly Financial Data (Unaudited):

  The following table summarizes certain financial information by quarter for 2001 and 2000:

                                        Fiscal year ended February 3, 2001
                                    -------------------------------------------
                                    April 29,   July 29,   October    February
                                       2000       2000     28, 2000   3, 2001
                                    ---------- ---------- ---------- ----------
   Net Sales....................... $9,603,000 $7,686,000 $4,986,000 $6,006,000
   Income before income taxes......  6,929,000  4,728,000  2,907,000  3,429,000
   Net Income......................  4,157,000  2,837,000  1,744,000  2,028,000
   Net income per share--basic.....       0.49       0.34       0.21       0.25
   Net income per share--diluted...       0.49       0.34       0.21       0.25

                                        Fiscal year ended January 29, 2000
                                    -------------------------------------------
                                      May 1,    July 31,   October    January
                                       1999       1999     31, 1999   29, 2000
                                    ---------- ---------- ---------- ----------
   Net Sales....................... $6,917,000 $6,382,000 $5,674,000 $5,741,000
   Income before income taxes......  4,406,000  3,630,000  3,401,000  1,483,000
   Net Income......................  2,643,000  2,178,000  2,038,000  1,202,000
   Net income per share--basic.....       0.30       0.25       0.24       0.14
   Net income per share--diluted...       0.30       0.25       0.24       0.14

                                 CHEROKEE INC.

          SCHEDULE II--VALUATIONS AND QUALIFYING ACCOUNTS AND RESERVES

                                         Charged/
                            Balance at (Credited) to Charged             Balance at
                            Beginning    Costs and   to Other              End of
         Description        of Period    Expenses    Accounts Deductions   Period
         -----------        ---------- ------------- -------- ---------- ----------
   Tax Valuation Allowance
     Year ended Feb. 3,
      2001................. $1,858,000     $ --       $ --      $ --     $1,858,000
     Year ended Jan. 29,
      2000................. $1,858,000     $ --       $ --      $ --     $1,858,000
     Year ended Jan. 30,
      1999................. $1,858,000     $ --       $ --      $ --     $1,858,000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2001 Annual Meeting of Stockholders scheduled to be held on May 31, 2001, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 3, 2001. The following table sets forth information with respect to each of our current executive officers.

                                          Principal Occupation for Past Five
             Name, Age and                              Years;
   Present Position with the Company              Business Experience
   ---------------------------------      ----------------------------------
 Robert Margolis, 53
  Director, Chairman of the Board of
  Directors and Chief Executive         Mr. Margolis has been our Chairman of
  Officer.............................. the Board and Chief Executive Officer
                                        since May 5, 1995 and his services are
                                        provided to us pursuant to a
                                        management agreement. Mr. Margolis was
                                        the co-founder of our Apparel Division
                                        in 1981. He had been our Co-Chairman
                                        of the Board of Directors, President
                                        and Chief Executive Officer of the
                                        Company since June 1990 and became
                                        Chairman of the Board on June 1, 1993.
                                        Mr. Margolis resigned all of his
                                        positions with us on October 31, 1993
                                        and entered into a one-year consulting
                                        agreement with us.

 Howard Siegel, 45
  President-Operations................. Mr. Siegel has been employed by us since January 1996 as Vice President
                                        of Operations and administration and
                                        became President of Operations on June
                                        1, 1998. Prior to January 1996, Mr.
                                        Siegel had a long tenure in the
                                        apparel business industry working as a
                                        Senior Executive for both Federated
                                        Department stores and Carter Hawley
                                        Hale Broadway stores.

 Carol Gratzke, 52
  Chief Financial Officer.............. Ms. Gratzke returned to us in November
                                        1995 as our Chief Financial Officer.
                                        From August 1986 to July 1994, she was
                                        the Controller and, for a portion of
                                        such period, the Chief Financial
                                        Officer of our Apparel & Uniform
                                        Divisions. From July 1994 to September
                                        1995, she was Executive Vice President
                                        of Finance for a Los Angeles based
                                        apparel manufacturing company.

 Stephen Ascher, 38
  Executive Vice President, New
  Business............................. Mr. Ascher joined us in November 1997 when the worldwide rights of the
                                        Sideout brand were purchased in
                                        November 1997. In November 1983, Mr.
                                        Ascher founded Sideout Sport, Inc. He
                                        was the President and CEO of Sideout
                                        Sport through October 1997. and the
                                        former President of Sideout Sport Inc.

 Nina Leong, 42
  Executive Vice President, Brand
  Development.......................... Ms. Leong joined us in June 2000 as
                                        Executive Vice President of Brand
                                        Development. Prior to June 2000
                                        Ms. Leong served as Executive Vice
                                        President at Ocean Pacific Apparel
                                        Corp ("Op") where she ran brand
                                        development and licensing. Prior to
                                        Op, Ms. Leong spent ten years at the
                                        Walt Disney Company in Consumer
                                        Products Licensing as Vice President
                                        of Retail development and oversaw
                                        licensing and retail initiatives.

Item 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2001 Annual Meeting of Stockholders scheduled to be held on May 31, 2001, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 3, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2001 Annual Meeting of Stockholders scheduled to be held on May 31, 2001, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 3, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2001 Annual Meeting of Stockholders scheduled to be held on May 31, 2001, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 3, 2001.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K.

  (2) List of Financial Statement Schedules.

  II. Valuations and Qualifying Accounts and Reserves [included in the Financial Statements filed as Item 8 of Part II of this Form 10-K].

  (3) List of Exhibits.

  The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
   3.1   Amended and Restated Certificate of Incorporation of Cherokee Inc.
          (incorporated by reference from Exhibit 3.1 of Cherokee Inc.'s Form
          10Q dated October 28, 2000).

   3.2   Bylaws of Cherokee Inc. (incorporated by reference from Exhibit 3.2 of
          Cherokee Inc.'s Form 10Q dated October 28, 2000).

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

  10.1 Cherokee Inc. 1995 Incentive Stock Option Plan (incorporated by reference from Cherokee Inc.'s Form S-8 dated June 23, 1998).

  10.2   First Amendment to Cherokee Inc. 1995 Incentive Stock Option Plan
          (incorporated by reference from Cherokee Inc.'s Form S-8 dated June
          23, 1998).

  10.3   Second Amendment to Cherokee Inc. 1995 Incentive Stock Option Plan
          (incorporated by reference from Cherokee Inc.'s Form S-8 dated June
          23, 1998).

  10.4   Form of Director Option (incorporated by reference from Cherokee
          Inc.'s Form S-8 dated October 21, 1996).

  10.5 Form of Director Warrant (incorporated by reference from Exhibit 10.3 of Cherokee Inc.'s Form 10-K dated April 24, 1995).

  10.6   Form of Employee Option Agreement

  10.7   Agreement of Purchase and Sale of Trademarks and Licenses between
          Cherokee Inc. and Sideout Sport, Inc. dated November 7, 1997
          (incorporated by reference from Exhibit 2.1 of Cherokee Inc.'s
          Current Report on Form 8-K dated November 7, 1997).

  10.8   License Agreement between Cherokee Inc. and Dayton Hudson Stores dated
          November 12, 1997 (incorporated by reference from Exhibit 10.1 of
          Cherokee Inc.'s Current Report on Form 8-K dated November 7, 1997).

  10.9 Note Purchase Agreement dated December 23, 1997, between SPELL C. LLC and the purchasers listed on the signature pages thereto
          (incorporated by reference from Exhibit 10.16 of Cherokee Inc.'s Form
          10-K dated January 31, 1998).

  10.10  Trademark Purchase and License Assignment Agreement dated December 23,
          1997 between SPELL C. LLC and Cherokee Inc. (incorporated by reference from Exhibit 10.17 of Cherokee Inc.'s Form 10-K dated
          January 31, 1998).

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  10.11  Administrative Services Agreement dated December 23, 1997, between
          SPELL C. LLC and Cherokee Inc. (incorporated by reference from
          Exhibit 10.18 of Cherokee Inc.'s Form 10-K dated January 31, 1998).

  10.12  Limited Liability Company Agreement of SPELL C. LLC dated as of
          December 23, 1997, between SPELL C. LLC and Cherokee Inc.
          (incorporated by reference from Exhibit 10.19 of Cherokee Inc.'s
          Form 10-K dated January 31, 1998).

  10.13  Second Revised and Restated Management Agreement dated as of November
          29, 1999 between Cherokee Inc. and The Newstar Group d/b/a The
          Wilstar Group (incorporated by reference from Exhibit 10.9 of
          Cherokee Inc.'s Form 10-K dated January 29, 2000).

  21.1   Subsidiaries of Cherokee Inc.

  23.1   Consent of Independent Accountants dated March 30, 2001.

  (b) Reports on Form 8-K.

  We filed no reports on Form 8-K during the three months ended February 3, 2001.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHEROKEE INC.

                                                 /s/ Robert Margolis
                                          By __________________________________
                                                     Robert Margolis
                                          Chairman and Chief Executive Officer

                                          Date: April 2, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                 Date
             ---------                           -----                 ----

      /s/ Robert Margolis            Chairman and Chief Executive  April 2, 2001
____________________________________  Officer and Director
          Robert Margolis

       /s/ Carol Gratzke             Chief Financial Officer /     April 2, 2001
____________________________________  Chief Accounting Officer
           Carol Gratzke

       /s/ Timothy Ewing             Director                      April 2, 2001
____________________________________
           Timothy Ewing

         /s/ Keith Hull              Director                      April 2, 2001
____________________________________
             Keith Hull

        /s/ Dave Mullen              Director                      April 2, 2001
____________________________________
            Dave Mullen

        /s/ Jess Ravich              Director                      April 2, 2001
____________________________________
            Jess Ravich