Form 10-Q
period 2001-05-05
CHEROKEE INC
filed 2001-06-07
CIK 844161

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended May 5, 2001.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

                        Commission file number 0-18640
                                               -------
                                 CHEROKEE INC.
                                 ------------
            (Exact name of registrant as specified in its charter)
             ----------------------------------------------------

             Delaware                                             95-4182437
------------------------------------        -----------------------------------------------------

(State or other jurisdiction of                      (IRS employer identification number)
Incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                                 91406
---------------------------------           -----------------------------------------------------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code   (818) 908-9868
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                               Outstanding at May 5, 2001
------------------------------------------            --------------------------
Common Stock, $.02 par value per share                          8,231,705

                                  CHEROKEE INC.
                                  ------------

                                      INDEX




     PART I.   FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
              May 5, 2001 and February 3, 2001                                2

         Consolidated Statements of Operations                                3
              Three Month periods ended May 5, 2001 and
              April 29, 2000

         Consolidated Statements of Cash Flows                                4
              Three Month periods ended May 5, 2001 and
              April 29, 2000

         Notes to Consolidated Financial Statements                           5

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               6

         ITEM 3.  Quantitative and Qualitative Disclosure
                  about Market Risk                                          11


     PART II.  OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                          11

         ITEM 2.  Changes in Securities                                      11

         ITEM 3.  Defaults Upon Senior Securities                            12

         ITEM 4.  Submission of Matters to a Vote of Security Holders        12

         ITEM 5.  Other Information                                          12

         ITEM 6.  Exhibits and Reports on 8-K                                12

                         Part 1. Financial Information
                         -----------------------------

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS




                                  CHEROKEE INC.
                                  ------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                               May 5, 2001       February 3, 2001
                                                                               -----------       ----------------
                                                                                Unaudited
Assets
Current assets:
  Cash and cash equivalents                                                    $  1,440,000        $  2,598,000
  Restricted cash                                                                 2,707,000           2,724,000
  Receivables, net                                                               10,155,000           5,893,000
  Prepaid expenses and other current assets                                          11,000              37,000
  Deferred tax asset                                                                713,000             713,000
                                                                               ------------        ------------
Total current assets                                                             15,026,000          11,965,000

Deferred tax asset                                                                  493,000             493,000
Securitization fees, net of accumulated amortization of $685,000
  and $634,000, respectively                                                        555,000             606,000
Property and equipment, net of accumulated depreciation of
  $218,000 and $202,000, respectively                                               203,000             219,000
Trademarks, net of accumulated amortization of
  $1,023,000 and $899,000, respectively                                           6,295,000           6,115,000
Other assets                                                                         15,000              15,000
                                                                               ------------        ------------
                Total assets                                                   $ 22,587,000        $ 19,413,000
                                                                               ============        ============

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                             $    324,000        $    302,000
  Other accrued liabilities                                                       3,855,000           3,176,000
  Notes payable                                                                  10,500,000          10,500,000
                                                                               ------------        ------------
Total current liabilities                                                        14,679,000          13,978,000

Other liabilities                                                                   250,000             250,000
Notes payable - long term                                                        18,130,000          20,255,000
                                                                               ------------        ------------
                Total liabilities                                                33,059,000          34,483,000
                                                                               ------------        ------------

Stockholders' Deficit:
Common stock, $.02 par value, 20,000,000 shares authorized,
  8,231,705 shares issued and outstanding at
  May 5, 2001 and at February 3, 2001                                               165,000             165,000
Accumulated deficit                                                             (10,637,000)        (15,235,000)
                                                                               ------------        ------------
                Stockholders' deficit                                           (10,472,000)        (15,070,000)
                                                                               ------------        ------------
                Total liabilities and stockholders' deficit                    $ 22,587,000        $ 19,413,000
                                                                               ============        ============

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                                 ------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                                 Three months ended
                                                                 ------------------
                                                            May 5, 2001       April 29, 2000
                                                            -----------       --------------

Royalty revenues                                            $ 10,504,000        $  9,603,000

Selling, general and administrative expenses                   2,412,000           2,141,000
                                                            ------------        ------------
Operating income                                               8,092,000           7,462,000

Other income (expenses):
Interest expense                                                (500,000)           (632,000)
Investment and Interest income                                    81,000              99,000
                                                            ------------        ------------
Total other income (expenses), net                              (419,000)           (533,000)

Income before income taxes                                     7,673,000           6,929,000

Income tax provision                                           3,075,000           2,772,000
                                                            ------------        ------------
Net income                                                  $  4,598,000        $  4,157,000
                                                            ============        ============

Basic earnings per share                                    $       0.56        $       0.49
                                                            ------------        ------------

Diluted earnings per share                                  $       0.56        $       0.49
                                                            ------------        ------------

Weighted average shares outstanding
 Basic                                                         8,231,705           8,476,567
                                                            ============        ============
 Diluted                                                       8,262,005           8,476,567
                                                            ============        ============

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                                 ------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                                                     Three months ended
                                                                                     ------------------
                                                                               May 5, 2001       April 29, 2000
                                                                               --------------------------------
Operating activities
--------------------
Net income                                                                      $  4,598,000        $  4,157,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                      16,000               7,000
   Amortization of goodwill and trademarks                                           124,000              91,000
   Amortization of securitization fees                                                51,000              51,000
   Amortization of debt discount                                                     500,000             632,000
   Decrease in deferred taxes                                                              -             772,000
   Interest income on note receivable from stockholder                                     -              (5,000)
   Changes in current assets and liabilities:
    Increase in accounts receivable                                               (4,262,000)         (3,538,000)
    Decrease in prepaid expenses and other current assets                             26,000              19,000
    Increase in accounts payable and accrued liabilities                             701,000           1,767,000
                                                                                ------------        ------------
Net cash provided by operating activities                                          1,754,000           3,953,000
                                                                                ------------        ------------

Investing activities
--------------------
Purchase of trademarks                                                              (304,000)           (528,000)
Purchase of property and equipment                                                         -              (8,000)
                                                                                ------------        ------------
Net cash used in investing activities                                               (304,000)           (536,000)
                                                                                ------------        ------------

Financing activities
--------------------
(Increase) decrease in restricted cash                                                17,000              (3,000)
Proceeds from exercise of warrants                                                         -              12,000
Payment on notes                                                                  (2,625,000)         (2,250,000)
                                                                                ------------        ------------
Net cash used in financing activities                                             (2,608,000)         (2,241,000)
                                                                                ------------        ------------

Decrease in cash and cash equivalents                                             (1,158,000)          1,176,000
Cash and cash equivalents at beginning of period                                   2,598,000           2,253,000
                                                                                ------------        ------------
Cash and cash equivalents at end of period                                      $  1,440,000        $  3,429,000
                                                                                ============        ============

See the accompanying notes which are an integral part of these consolidated financial statements.

                                  CHEROKEE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements as of May 5, 2001 and for the three month periods ended May 5, 2001 and April 29, 2000 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of February 3, 2001 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three month periods ended May 5, 2001 and April 29, 2000 are not necessarily indicative of the results to be expected for the fiscal year ended February 2, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 2001.

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

Earnings Per Share Computation

For the three month period ended May 5, 2001, diluted weighted average number of shares includes the dilutive effect of 30,300 options computed using the treasury stock method.

The weighted average number of shares excludes 210,601 and 511,203 shares of common stock issuable on the exercise of stock options for the three-month periods ended May 5, 2001 and April 29, 2000, respectively, because the exercise price is greater than the average market price of the common stock during the period.


(3)  Long Term Debt

Long term debt is comprised of Zero-Coupon Secured Notes ("Secured Notes") yielding 7% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The following table summarizes the maturity of the long-term debt:

         For the year ending:                                            Face Value
             May 5, 2002............................................   $ 10,500,000
             May 5, 2003............................................     10,500,000
             May 5, 2004............................................     10,500,000
                                                                       ------------
                    Total...........................................     31,500,000
                    Less unamortized note discount..................      2,870,000
                                                                       ------------
                                                                         28,630,000
                    Less current portion of long term debt..........     10,500,000
                                                                       ------------
                    Long term obligation............................   $ 18,130,000
                                                                       ============


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Cherokee Inc. (the Company, which may be referred to as we, us, or our) is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns or represents. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. We and our wholly-owned subsidiary, SPELL C. LLC ("Spell C"), hold several trademarks including Cherokee(TM), Sideout(TM), Sideout Sport(TM), King of the Beach(TM) and others. The Cherokee brand has been positioned to connote quality, comfort, fit and a "Casual American" lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent an active lifestyle, were acquired by us in November 1997.

         Our operating strategy emphasizes domestic and international, retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. We provide design direction and collaborate with our retailers on pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. Our retail, wholesale and international license agreements generally provide us with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and also grant us the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of May 5, 2001, we had 23 continuing license agreements for our various trademarks, covering both domestic and international markets. We will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist us in this regard.

         In November 1997, we reaffirmed our relationship with Target Stores, a division of Target Corporation, by entering into an amended licensing agreement (the "Amended Target

Agreement") which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target Stores is obligated to pay a royalty based upon a percentage of its net sales of Cherokee brand products, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement.

         Target Stores currently has over 991 stores in the United States and has publicly announced that it expects to open approximately 90 total new stores in 2001. We expect that these additional stores will result in an increase in the overall sales volume of Cherokee branded products sold by Target Stores; however, there can be no assurance that overall sales volume will increase. This trend has had a positive impact on our licensing revenues from Target Stores in the three months ended May 5, 2001 as sales of Cherokee branded products by Target Stores approached $425.8 million compared to $360.0 million for the three months ended April 29, 2000. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. As explained below, the Amended Target Agreement, like several of our license agreements, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. Additional stores are expected to cause Target Stores to reach the maximum royalty rate reduction even earlier in this fiscal year ended February 2, 2002, which may have a negative impact on our licensing revenues in our second and third quarters ended August 4, 2001 and December 1, 2001, respectively.

         During the three months ended May 5, 2001 (the "First Quarter"), sales of merchandise bearing the Cherokee brand continued to increase, with total retail sales approaching $464.3 million versus $392.0 million in total retail sales for the first quarter of last year. Zellers Inc.'s sales of merchandise bearing the Cherokee brand were in excess of $33.2 million during the First Quarter compared to $29.7 million for the first quarter of last year. First Quarter sales do not reflect any sales from Carrefour, whose anticipated launch of Cherokee branded merchandise in selected European and South American territories is planned for Spring 2002.

         During the First Quarter, sales of Mervyn's young men's, junior's and children's apparel and accessories bearing the Sideout brand were approximately $19.3 million during the First Quarter in comparison to $18.5 million for the first quarter of last year.

         As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved varies in each licensing agreement. During the First Quarter, increased retail sales by Target Stores resulted in a royalty rate reduction earlier in the First Quarter than in the first quarter of the previous year.

         We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand become available on favorable terms, we would be interested in pursuing such an acquisition. In addition to acquiring and licensing our own brands, we assist other companies in identifying licensees for their brands. Generally, as an exclusive consultant, we will perform a range of services including marketing of brands, solicitation of licensees, contract negotiations and administration and maintenance of license or distribution agreements. In return for our services we will normally receive a certain percentage of net royalties generated by the brands we represent and manage.

         During the fiscal year ended February 3, 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo, which provides that we will receive 15% of the royalties paid to Mossimo by Target Stores. Under Mossimo's agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three year term of the agreement. Mossimo's agreement with Target Stores is subject to early termination under certain circumstances. Products bearing the Mossimo brand were selling at Target Stores in late December 2000. During the First Quarter, we recognized revenues from Mossimo of $750,000. In the past, Mossimo's filings with the Securities and Exchange Commission indicated that there was substantial doubt about Mossimo's ability to continue as a growing concern. If Mossimo should enter into bankruptcy proceedings, under bankruptcy law there is a possibility Mossimo could reject the finder's agreement and prevent us from receiving any of the royalties paid by Target Stores to Mossimo.

         Additionally, we have four active exclusive consulting agreements, one to represent Maui and Sons Inc. in the United States and Canada, one to represent Pritikin worldwide, one to represent B.U.M. Equipment in Mainland China, Hong Kong and Macao and one to represent Rampage in the Philippines, Mainland China, Hong Kong, Macao, Korea, Taiwan, Singapore, Malaysia, Indonesia, Thailand, Vietnam and Cambodia. We will not receive any revenues from such consulting agreements unless we succeed in finding licensors for the brands owned by the companies we consult for.

         Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to July 31, 2002. From July 1999 until the First Quarter, we repurchased and retired 482,000 shares of our common stock. We did not repurchase any shares of our common stock during the First Quarter. We are currently authorized to repurchase up to an aggregate of 518,000 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

         In December 1997, we completed a series of transactions whereby we sold our rights to the Cherokee brand and related trademarks in the United States to Spell C, our wholly-owned subsidiary, and also assigned to Spell C our rights in the Amended Target Agreement. In return we received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the "Secured Notes"), which yield 7.0% interest per annum, amortize quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes is $60.0 million, which equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. As of the end of the First Quarter, approximately $31.5 million remains outstanding under the Secured Notes.

Results of Operations

         Net revenues were $10.5 million during the First Quarter as compared to $9.6 million during the three month period ended April 29, 2000, which represents an increase of 9%. Revenues for the Cherokee brand were $9.1 million for the First Quarter compared to $8.7 million for the three month period ended April 29, 2000. During the First Quarter and the comparable three months ended April 29, 2000, royalty revenues of $7.9 million and $6.9 million were recognized from Target Stores, which accounted for 75% and 72% of total revenues, respectively. For the First Quarter, Sideout brand revenues were $685,000 compared to $800,000 for the three month period ended April 29, 2000. The increase in our Cherokee brand net revenues is due to the introduction of additional products for the Cherokee brand by Target Stores and Zellers as well as the expansion of existing products by both. In addition, the opening of additional stores by Target Stores resulted in an increase in the overall sales volume of Cherokee branded products, which resulted in increased royalties due from Target Stores. For the First quarter, our net revenues include $750,000 from Mossimo Inc. compared to zero dollars in the comparative period ended April 29, 2000.

         Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our receivable balance included the accrual of Mossimo's first quarter payment under our consulting agreement and Target, Zeller and Mervyn's royalty revenues earned during the First Quarter and subsequently received in May 2001.

         Selling, general, and administrative expenses for the First Quarter were $2.4 million or 23% of net revenues in comparison to selling, general and administrative expenses of $2.1 million or 22% of net revenues during the three month period ended April 29, 2000. The increase in expenses is attributable to an increase in trademark amortization, attorney fees and accrued management bonus.

         During the First Quarter, our interest expense was $500,000 compared to $632,000 for the three month period ended April 29, 2000. The interest expense is attributable to the Secured Notes. The decrease in interest expense is due to the reduction in the outstanding principal amount of the Secured Notes. For the First Quarter, our investment and interest income was $81,000 in comparison to $99,000 for the three month period ended April 29,2000. The decrease in interest income is due to lower interest rates and smaller amounts of cash available for investment in the First Quarter.

         During the First Quarter, our net income was $4.6 million or $0.56 per share whereas for the three month period ended April 29, 2000, net income was $4.1 million or $0.49 per share. For the First Quarter, we incurred a charge for income taxes of $3.1 million in comparison to $2.8 million for the three month period ended April 29, 2000. For fiscal year ended February 2, 2002, we expect to utilize approximately $780,000 of our limited net operating losses for both federal and state and we are making quarterly estimated tax payments for our federal and state income tax liabilities.

Liquidity and Capital Resources

         On May 5, 2001, we had approximately $4.1 million in cash and cash equivalents, which includes $2.7 million held in the collection account for distribution to the Secured Note holders. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from licensing revenues, and our cash and cash equivalents.

         During the First Quarter, cash provided by operations was $1.8 million, compared to $3.9 million for the three months ended April 29, 2000. To achieve more favorable tax treatment, we paid management bonuses in First Quarter this year as opposed to paying them, historically, in the month of June. Cash used in investing activities during the First Quarter was $304,000 comprised of $274,000 in contingent payments made to Sideout Sport, Inc. and the remainder in trademark registration fees for the Cherokee and Sideout brands. In comparison, during the three months ended April 29, 2000, cash used in investing activities was $536,000 comprised of $318,000 in contingent payments to Sideout Sport, Inc. with the remainder in trademark registration fees. Cash used in financing activities was $2.6 million for the First Quarter, compared to $2.2 million for the three months ended April 29, 2000 and principally pertained to the quarterly payment on the Secured Notes.

Inflation and Changing Prices

         Inflation did not have a significant effect on our operations during the First Quarter or the prior year period.

Special Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q and other filings, which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words "anticipates", "believes," "estimates," "objectives", "goals", "aims", "hopes", "may", "likely", "should" and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by certain of our current and future licensees, such as Target Stores, the likelihood in the achievement of certain royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. Such risks and uncertainties, include, but are not limited to, the effect of national and regional economic conditions, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition in the industry in which we operate, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee and Sideout branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under "Item 1. Business-Rick Factors" in our Form 10-K for the fiscal year ended February 3, 2001. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially effect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.


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

Foreign Currency

         We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where the Company's licensees do business. For the First Quarter, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate was not material.


PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         We are not currently involved in any legal claims or litigation and we are not aware of any current pending litigation involving us.


ITEM 2.           CHANGES IN SECURITIES

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE
                       OF SECURITY HOLDERS

         On May 31, 2001, the Company held its annual meeting of stockholders. At the meeting, shareholders re-elected all of the current directors on the Board. The results of the voting were as follows: 7,992,782 votes for and 2,326 abstentions for director Timothy Ewing, 7,992,632 votes for and 2,476 abstentions for directors Dave Mullen and Jess Ravich, 7,992,882 votes for and 2,226 abstentions for director Keith Hull and 7,987,042 votes for and 8,066 abstentions for director Robert Margolis.


ITEM 5.           OTHER INFORMATION

         None.


ITEM 6.           EXHIBITS AND REPORTS ON 8-K

(a)      Exhibits
         --------

         None.


(b)      Reports on Form 8-K
         -------------------

         We filed no reports on Form 8-K during First Quarter.

SIGNATURES
----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:            June 7, 2001


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