Form 10-Q
period 2001-08-04
CHEROKEE INC
filed 2001-09-06
CIK 844161

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended August 4, 2001.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

                         Commission file number 0-18640
                                                -------

                                 CHEROKEE INC.
                                 -------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

     Delaware                                                                   95-4182437
-----------------------------------------                         ------------------------------------
(State or other jurisdiction of                                   (IRS employer identification number)
Incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                                                 91406
-----------------------------------------                         ------------------------------------
(Address of principal executive offices)                                        Zip Code

Registrant's telephone number, including area code                (818) 908-9868
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at August 4, 2001
--------------------------------------    -----------------------------
Common Stock, $.02 par value per share                8,181,705

                                 CHEROKEE INC.
                                 -------------

                                     INDEX

  PART I.   FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements

     Consolidated Balance Sheets
       August 4, 2001 and February 3, 2001                              2

     Consolidated Statements of Operations                              3
       Three and Six Month periods ended August 4, 2001 and
       July 29, 2000

     Consolidated Statements of Cash Flows                              4
       Six Month periods ended August 4, 2001 and
       July 29, 2000

     Notes to Consolidated Financial Statements                         5

     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             7

     ITEM 3.  Quantitative and Qualitative Disclosure
              about Market Risk                                        12


  PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                        13

     ITEM 2.  Changes in Securities                                    13

     ITEM 3.  Defaults Upon Senior Securities                          13

     ITEM 4.  Submission of Matters to a Vote of Security Holders      13

     ITEM 5.  Other Information                                        13

     ITEM 6.  Exhibits and Reports on 8-K                              14

                         Part 1. Financial Information
                         -----------------------------


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                 CHEROKEE INC.
                                 -------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                                    August 4, 2001     February 3, 2001
                                                                                    --------------     ----------------
                                                                                      Unaudited
Assets
Current assets:
  Cash and cash equivalents                                                            $ 3,195,000         $  2,598,000
  Restricted cash                                                                        2,653,000            2,724,000
  Receivables, net                                                                       8,122,000            5,893,000
  Prepaid expenses and other current assets                                                 74,000               37,000
  Deferred tax asset                                                                       713,000              713,000
                                                                                    --------------     ----------------
Total current assets                                                                    14,757,000           11,965,000

Deferred tax asset                                                                         493,000              493,000
Securitization fees, net of accumulated amortization of $737,000
  and $634,000, respectively                                                               504,000              606,000
Property and equipment, net of accumulated depreciation of
  $233,000 and $202,000, respectively                                                      188,000              219,000
Trademarks, net of accumulated amortization of
  $1,152,000 and $899,000, respectively                                                  6,624,000            6,115,000
Other assets                                                                                15,000               15,000
                                                                                    --------------     ----------------
                Total assets                                                           $22,581,000         $ 19,413,000
                                                                                    ==============     ================

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                     $   330,000         $    302,000
  Other accrued liabilities                                                              3,199,000            3,176,000
  Notes payable                                                                         10,500,000           10,500,000
                                                                                    --------------     ----------------
Total current liabilities                                                               14,029,000           13,978,000

Other liabilities                                                                          250,000              250,000
Notes payable - long term                                                               15,967,000           20,255,000
                                                                                    --------------     ----------------
                Total liabilities                                                       30,246,000           34,483,000
                                                                                    --------------     ----------------
Stockholders' Deficit:
Common stock, $.02 par value, 20,000,000 shares authorized,
  8,181,705 and 8,231,705 shares issued and outstanding at
  August 4, 2001 and at February 3, 2001                                                   164,000              165,000
Accumulated deficit                                                                     (7,829,000)         (15,235,000)
                                                                                    --------------     ----------------
                Stockholders' deficit                                                   (7,665,000)         (15,070,000)
                                                                                    --------------     ----------------
                Total liabilities and stockholders' deficit                            $22,581,000         $ 19,413,000
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

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                            Three months ended                  Six months ended
                                                    --------------------------------     --------------------------------
                                                    August 4, 2001     July 29, 2000     August 4, 2001     July 29, 2000
                                                    --------------     -------------     --------------     -------------

Royalty revenues                                       $8,348,000        $7,686,000        $18,852,000       $17,289,000


Selling, general and administrative expenses            2,551,000         2,476,000          4,963,000         4,616,000
                                                    -------------      ------------      -------------      ------------
Operating income                                        5,797,000         5,210,000         13,889,000        12,673,000

Other income (expenses):
Interest expense                                         (462,000)         (606,000)          (962,000)       (1,238,000)
Investment and interest income                             84,000           124,000            165,000           223,000
                                                    -------------      ------------      -------------      ------------
Total other income (expenses), net                       (378,000)         (482,000)          (797,000)       (1,015,000)

Income before income taxes                              5,419,000         4,728,000         13,092,000        11,658,000

Income tax provision                                    2,168,000         1,891,000          5,242,000         4,664,000
                                                    -------------      ------------      -------------      ------------
Net income                                             $3,251,000        $2,837,000        $ 7,850,000       $ 6,994,000
                                                    =============      ============      =============      ============

Basic earnings per share                               $     0.40        $     0.34        $      0.95       $      0.83
                                                    -------------      ------------      -------------      ------------

Diluted earnings per share                             $     0.39        $     0.34        $      0.95       $      0.83
                                                    -------------      ------------      -------------      ------------

Weighted average shares outstanding
 Basic                                                  8,223,372         8,397,705          8,227,538         8,437,136
                                                    =============      ============      =============      ============
 Diluted                                                8,246,835         8,402,400          8,266,389         8,439,787
                                                    =============      ============      =============      ============

See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   Unaudited
                                   ---------

                                                                           Six months ended
                                                                 -------------------------------------
                                                                 August 4, 2001          July 29, 2000
                                                                 --------------          -------------
Operating activities
--------------------
Net income                                                         $ 7,850,000            $ 6,994,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                        32,000                 14,000
   Amortization of goodwill and trademarks                             253,000                181,000
   Amortization of securitization fees                                 103,000                103,000
   Amortization of debt discount                                       962,000              1,238,000
   Decrease in deferred taxes                                                -                772,000
   Changes in current assets and liabilities:
    Increase in accounts receivable                                 (2,229,000)            (2,260,000)
    Increase in prepaid expenses and other current assets              (37,000)               (21,000)
    Increase in accounts payable and accrued liabilities                51,000                113,000
                                                                   -----------            -----------
Net cash provided by operating activities                            6,985,000              7,134,000
                                                                   -----------            -----------

Investing activities
--------------------
Purchase of trademarks                                                (764,000)            (1,164,000)
Purchase of property and equipment                                           -                (60,000)
Repayment on note receivable from stockholder                                -                373,000
                                                                   -----------            -----------
Net cash used in investing activities                                 (764,000)              (851,000)
                                                                   -----------            -----------

Financing activities
--------------------
Decrease (increase) in restricted cash                                  71,000               (386,000)
Repurchase of common stock                                            (445,000)            (2,101,000)
Proceeds from exercise of warrants                                           -                 12,000
Payment on notes                                                    (5,250,000)            (4,875,000)
                                                                   -----------            -----------
Net cash used in financing activities                               (5,624,000)            (7,350,000)
                                                                   -----------            -----------

Increase (decrease) in cash and cash equivalents                       597,000             (1,067,000)
Cash and cash equivalents at beginning of period                     2,598,000              2,253,000
                                                                   -----------            -----------
Cash and cash equivalents at end of period                         $ 3,195,000            $ 1,186,000
                                                                   ===========            ===========

  See the accompanying notes which are an integral part of these consolidated financial statements.

                                 CHEROKEE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

The accompanying condensed consolidated financial statements as of August 4, 2001 and for the three and six month periods ended August 4, 2001 and July 29, 2000 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of February 3, 2001 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six month periods ended August 4, 2001 and July 29, 2000 are not necessarily indicative of the results to be expected for the fiscal year ended February 2, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 2001.

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

Revenue Recognition

Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Revenues are not recognized unless collectibility is reasonably assured.

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended August 4, 2001 and July 29, 2000:

                                             2001                    2000
                                   3 Months      6 Months     3 Months   6 Months
                                  -----------------------   ---------------------
Numerator:
Net income-numerator for
net income per common share
and net income per common
share assuming dilution           $3,251,000   $7,850,000   $2,837,000   $6,994,000
                                  ==========   ==========   ==========   ==========

Denominator:
Denominator for net income
Per common share-weighted
average shares                     8,223,372    8,227,538    8,397,705    8,437,136

Effect of dilutive securities:
Stock options                         23,463       38,851        4,695        2,651
                                   ---------    ---------    ---------    ---------

Denominator for net income
per common share, assuming
dilution: Adjusted weighted
average shares and assumed
exercises                          8,246,835    8,266,389    8,402,400    8,439,787
                                   =========    =========    =========    =========

Common shares issuable upon exercise of stock options that are anti-dilutive amounted to 291,735 and 588,703 for the six month periods ended August 4, 2001 and July 29, 2000, respectively.

Significant Contracts

In 1997, we entered into an agreement with Target Stores that grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. Under the Target Stores agreement, Target Stores will pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on percentages, specified in the agreement, of Target Stores' net sales of Cherokee branded merchandise during each fiscal year, which percentages vary based on the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two fiscal years ended January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The agreement will automatically renew for successive one-year periods, providing Target Stores is current in its minimum guaranteed payments, unless Target Stores provides one-year notice to terminate the agreement

In 2001, Mervyn's agreed to renew its licensing agreement for certain merchandise categories of the Sideout brand for an additional three years on the same terms and conditions as the existing license agreement. The renewal term will commence on February 1, 2002 and continue through January 31, 2005. Under the Mervyn's agreement, Mervyn's will pay a royalty each fiscal year based on a percentage of Mervyn's net sales of Sideout branded merchandise during each fiscal year, subject to a guaranteed minimum royalty.

Trademarks

During the three months ended August 4, 2001 (the "Second Quarter") and the six months ended August 4, 2001 (the "Six Months"), the Company did not purchase trademarks, other than the contingent purchase payments to Sideout Inc., in comparison to zero and $52,000, respectively, for the three and six months ended July 29, 2000. These purchases relate to acquisitions of foreign trademark registrations for the words Cherokee and Sideout. Under the terms of the Sideout Agreement, we capitalized $390,000 and $624,000, respectively, for the Second Quarter and the Six Months in comparison to $369,000 and $664,000, respectively, for the three and six months ended July 29, 2000. Trademark registration and renewal fees capitalized for the Second Quarter and the Six months totaled $70,000 and $140,000, respectively, in comparison to $267,000 and $448,000, respectively, for the three and six months ended July 29, 2000.

(3)  Long Term Debt

Long term debt is comprised of Zero-Coupon Secured Notes ("Secured Notes") yielding 7% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The following table summarizes the maturity of the long-term debt:

     For the year ending:                                         Face Value
     August 4, 2002 ............................................  $ 10,500,000
     August 4, 2003 ............................................    10,500,000
     August 4, 2004 ............................................     7,875,000
                                                                  ------------
               Total ...........................................    28,875,000
               Less unamortized note discount...................     2,408,000
                                                                  ------------
                                                                    26,467,000
               Less current portion of long term debt ..........    10,500,000
                                                                  ------------
               Long term obligation ............................  $ 15,967,000
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

     Our operating strategy emphasizes domestic and international, retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. We provide design direction and collaborate with our retailers on pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. Our retail, wholesale and international license agreements generally provide us with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and also grant us the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of August 4, 2001, we had 19 continuing license agreements for our various trademarks, covering both domestic and international markets. We will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist us in this regard.

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

  During the Second Quarter, Target Stores opened an additional 34 stores, bringing its total store count to approximately 1,019 stores. We believe the new stores had a positive impact on our licensing revenues from Target Stores in the three and six months ended August 4, 2001 as sales of Cherokee branded products by Target Stores approached $442.3 million and $868.4 million, respectively, compared to $362.0 million and $722.8 million, respectively, for the three and six months ended July 29, 2000. Target Stores expects to open an additional 39 stores prior to the end of this current fiscal year. We expect that the opening of these additional stores in the second half of the year will also contribute to growth in the overall sales volume of Cherokee branded products sold by Target Stores; however, there can be no assurance that overall sales volume will increase. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. As explained below, the Amended Target Agreement, like several of our license agreements, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year.
Additional stores are expected to cause Target Stores to reach the maximum royalty rate reduction even earlier in this fiscal year ended February 2, 2002, which may have an impact on our licensing revenues in our third quarter ended November 3, 2001.

     During the Second Quarter, sales of merchandise bearing the Cherokee brand continued to increase, with total retail sales approaching $489.3 million versus $401.7 million in total retail sales for the second quarter of last year. Zellers Inc.'s sales of merchandise bearing the Cherokee brand were in excess of $40.5 million during the Second Quarter compared to $33.5 million for the second quarter of last year. Second Quarter sales do not reflect any sales from Carrefour, whose anticipated launch of Cherokee branded merchandise in selected European and South American territories is planned for Spring 2002.

     During the Second Quarter, sales of Mervyn's young men's, junior's and children's apparel and accessories bearing the Sideout brand were approximately $25.8 million in comparison to $21.6 million for the second quarter of last year.

     As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved varies in each licensing agreement. During the Second Quarter, increased retail sales by Target Stores resulted in another royalty rate reduction earlier in the Second Quarter than in the second quarter of the previous year.

  We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand become available on favorable terms, we would be interested in pursuing such an acquisition. In addition to acquiring and licensing our own brands, we assist other companies in identifying licensees for their brands. Generally, as an exclusive consultant, we will perform a range of services including marketing of brands, solicitation of licensees, contract negotiations and administration and maintenance of license or distribution agreements. In return for our services we will normally receive a certain percentage of net royalties generated by the brands we represent and/or manage.

  During the Second Quarter, we announced the signing of an exclusive agreement with Mrs. Fields' Original Cookies, Inc. to represent the Mrs. Fields' brand and engineer strategic licensing agreements for its growth and category expansion in the United States and throughout the world. Our goal is to leverage Mrs. Fields' brand equity and, initially, our focus will be across a broad spectrum of food products, housewares, cookware, bakeware and baking accessories. We will not receive any revenues from this agreement unless we succeed in finding licensees for the Mrs. Fields' brands.

     During the fiscal year ended February 3, 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo, which provides that we will receive 15% of the royalties paid to Mossimo by Target Stores. Under Mossimo's agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three year term of the agreement. Mossimo's agreement with Target Stores is subject to early termination under certain circumstances. Products bearing the Mossimo brand began selling at Target Stores in late December 2000. During the Second Quarter, we recognized revenues from Mossimo of approximately $684,000. In the past, Mossimo's filings with the Securities and Exchange Commission indicated that there was substantial doubt about Mossimo's ability to continue as a growing concern. If Mossimo should enter into bankruptcy proceedings, under bankruptcy law there is a possibility Mossimo could reject the finder's agreement and prevent us from receiving any of the royalties paid by Target Stores to Mossimo.

  Additionally, we have five active exclusive consulting agreements, one to represent Maui and Sons Inc. in the United States and Canada, one to represent Pritikin worldwide, one to represent B.U.M. Equipment in Mainland China, Hong Kong and Macao, one to represent

Rampage in the Philippines, Mainland China, Hong Kong, Macao, Korea, Taiwan, Singapore, Malaysia, Indonesia, Thailand, Vietnam and Cambodia and one to represent Candies in Asia. We will not receive any revenues from such agreements unless we succeed in finding licensees for the brands owned by the companies we consult for.

  Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to July 31, 2002. During Second Quarter, we repurchased and retired 50,000 shares of our common stock. From July 1999 through the Second Quarter, we have repurchased and retired 532,000 shares of our common stock. We are currently authorized to repurchase up to an aggregate of 468,000 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

     In December 1997, we completed a series of transactions whereby we sold our rights to the Cherokee brand and related trademarks in the United States to Spell C, our wholly-owned subsidiary, and also assigned to Spell C our rights in the Amended Target Agreement. In return we received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the "Secured Notes"), which yield 7.0% interest per annum, amortize quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes is $60.0 million, which equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. As of the end of the Second Quarter, approximately $28.875 million remains outstanding under the Secured Notes.

Results of Operations

     Net revenues for the Second Quarter and the Six Months were $8.3 million and $18.9 million, respectively, in comparison to net revenues for the three and six month periods ended July 29, 2000 of $7.7 million and $17.3 million, respectively, which represents an increase of 9% for both the Second Quarter and the Six Months. Revenues for the Cherokee brand for the Second Quarter and the Six Months were $6.8 million and $15.9 million, respectively, compared to $6.9 and $15.7 million, respectively, for the three and six month periods ended July 29, 2000. Due to the termination in prior periods of several Cherokee wholesale licensing agreements, Cherokee wholesale licensing revenues for both the Second Quarter and the Six Months were $47,000 and $73,000, respectively, in comparison to Cherokee wholesale licensing revenues for the three and six month periods ended July 29, 2000 of $257,000 and $688,000, respectively. Increased revenues from Target Stores and Zellers partially offset the decrease in Cherokee wholesale licensing revenues for the Second Quarter and the Six Months. During the Second Quarter and the Six Months, royalty revenues of $5.5 million and $13.4 million, respectively, were recognized from Target Stores, which accounted for 66% and 71% of total revenues, respectively. In comparison for the three and six month periods ended July 29, 2000, royalty revenues of $5.3 million and $12.2 million, respectively, were recognized from Target Stores, which accounted for 69% and 70% of total revenues, respectively. For the Second Quarter and the Six Months, Sideout brand revenues were $875,000 and $1.56 million compared to $837,000 and $1.6 million for the three and six month periods ended July 29, 2000. For the Second Quarter and the Six Months, our net revenues include $684,000 and $1.4 million from Mossimo Inc. compared to zero dollars in the comparative periods ended July 29, 2000.

     Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our receivable balance included the accrual of Mossimo's second quarter payment under our consulting agreement and Target, Zeller and Mervyn's royalty revenues earned during the Second Quarter and subsequently received in August 2001.

     Selling, general, and administrative expenses for the Second Quarter and the Six Months were $2.6 million and $5.0 million or 31% and 26% of net revenues in comparison to selling, general and administrative expenses of $2.5 million and $4.6 million or 32% and 27% of net revenues for the three and six month periods ended July 29, 2000. The increase in expenses is attributable to an increase in trademark amortization and accrued management bonuses.

     During the Second Quarter and the Six Months, our interest expense was $462,000 and $962,000 compared to $606,000 and $1.2 million for the three and six month periods ended July 29, 2000. The interest expense is attributable to the Secured Notes. The decrease in interest expense is due to the reduction in the outstanding principal amount of the Secured Notes. For the Second Quarter and the Six Months, our investment and interest income was $84,000 and $165,000 in comparison to $124,000 and $223,000 for the three and six month periods ended July 29, 2000. The decrease in interest income is due to lower interest rates and smaller amounts of cash available for investment in the Second Quarter and the Six Months.

     During the Second Quarter and the Six Months, our net income was $3.3 million and $7.8 million or $0.39 and $0.95 per diluted share whereas for the three and six month periods ended July 29, 2000, net income was $2.8 million and $7.0 million or $0.34 and $0.83 per diluted share. For the Second Quarter and the Six Months, we incurred a charge for income taxes of $2.2 million and $5.2 million in comparison to $1.9 million and $4.7 million for the three and six month periods ended July 29, 2000. For fiscal year ended February 2, 2002, we expect to utilize approximately $780,000 of our limited net operating losses for both federal and state and we are making quarterly estimated tax payments for our federal and state income tax liabilities.

Liquidity and Capital Resources

     On August 4, 2001, we had approximately $5.8 million in cash and cash equivalents, which includes $2.7 million held in the collection account for distribution to the Secured Note holders. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from royalty revenues, and our cash and cash equivalents.

     During the Six Months, cash provided by operations was $7.0 million, compared to $7.1 million for the six months ended July 29, 2000. Cash used in investing activities during the Six Months was $764,000 comprised of $624,000 in contingent purchase payments made to Sideout Sport, Inc. and the remainder in trademark registration fees for the Cherokee and Sideout brands. In comparison, during the six months ended July 29, 2000, cash used in investing activities was $851,000 comprised of $664,000 in contingent purchase payments to Sideout Sport, Inc. with the remainder in trademark registration fees. Cash used in financing activities was $5.6 million for the Six Months, which was comprised of two quarterly payments on the Secured Notes totaling $5.25 million, a decrease of $71,000 in restricted cash and the repurchase of Cherokee common stock totaling $445,000. In comparison, cash used in financing activities for the six months ended July 29, 2000 was $7.4 million, which was comprised of two quarterly payments on the Secured Notes totaling $4.9 million, an increase of $386,000 in restricted cash and the repurchase of Cherokee common stock totaling $2.1 million.

Inflation and Changing Prices

     Inflation did not have a significant effect on our operations during the Second Quarter or the prior year period.

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

Foreign Currency

     We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where the Company's licensees do business. For the Second Quarter and the Six Months, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate was not material.


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

     We filed no reports on Form 8-K during the Second Quarter.



SIGNATURES
----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    September 6, 2001


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