Form 10-Q
period 2001-11-03
CHEROKEE INC
filed 2001-12-06
CIK 844161

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 3, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ___________ to __________________.

                         Commission file number 0-18640
                                                -------

                                  CHEROKEE INC.
                                  -------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

              Delaware                                    95-4182437
------------------------------------       -------------------------------------
(State or other jurisdiction of             (IRS employer identification number)
Incorporation or organization)

6835 Valjean Avenue, Van Nuys, CA                          91406
-----------------------------------        -------------------------------------
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code   (818) 908-9868
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at November 3, 2001
-------------------------------------------      -------------------------------
Common Stock, $.02 par value per share                        8,163,405

                                  CHEROKEE INC.
                                  -------------

                                      INDEX



PART I.  FINANCIAL INFORMATION

  ITEM 1. Consolidated Financial Statements

  Consolidated Balance Sheets
     November 3, 2001 and February 3, 2001                             2

  Consolidated Statements of Operations                                3
     Three and Nine Month periods ended November 3, 2001 and
     October 28, 2000

  Consolidated Statements of Cash Flows                                4
     Nine Month periods ended November 3, 2001 and
     October 28, 2000

  Notes to Consolidated Financial Statements                           5

  ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                7

  ITEM 3. Quantitative and Qualitative Disclosure
          about Market Risk                                           13


PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings                                           13

  ITEM 2. Changes in Securities                                       13

  ITEM 3. Defaults Upon Senior Securities                             13

  ITEM 4. Submission of Matters to a Vote of Security Holders         14

  ITEM 5. Other Information                                           14

  ITEM 6. Exhibits and Reports on 8-K                                 14

                          Part 1. Financial Information
                          -----------------------------

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                  CHEROKEE INC.
                                  -------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                          November 3, 2001   February 3, 2001
                                                                          ----------------   ----------------
                                                                             Unaudited
Assets
Current assets:
  Cash and cash equivalents                                                 $  5,423,000       $  2,598,000
  Restricted cash                                                              2,661,000          2,724,000
  Receivables, net                                                             5,177,000          5,893,000
  Prepaid expenses and other current assets                                       76,000             37,000
  Deferred tax asset                                                             713,000            713,000
                                                                            ------------       ------------
Total current assets                                                          14,050,000         11,965,000

Deferred tax asset                                                               493,000            493,000
Securitization fees, net of accumulated amortization of $788,000
  and $634,000, respectively                                                     452,000            606,000
Property and equipment, net of accumulated depreciation of
  $249,000 and $202,000, respectively                                            172,000            219,000
Trademarks, net of accumulated amortization of
  $1,288,000 and $899,000, respectively                                        6,981,000          6,115,000
Other assets                                                                      15,000             15,000
                                                                            ------------       ------------
                Total assets                                                $ 22,163,000       $ 19,413,000
                                                                            ------------       ------------
Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                          $    444,000       $    302,000
  Other accrued liabilities                                                    3,173,000          3,176,000
  Notes payable                                                               10,500,000         10,500,000
                                                                            ------------       ------------
Total current liabilities                                                     14,117,000         13,978,000

Other liabilities                                                                250,000            250,000
Notes payable - long term                                                     13,758,000         20,255,000
                                                                            ------------       ------------

                Total liabilities                                             28,125,000         34,483,000
                                                                            ------------       ------------
Stockholders' Deficit:
Common stock, $.02 par value, 20,000,000 shares authorized, 8,163,405 and
  8,231,705 shares issued and outstanding at
  November 3, 2001 and at February 3, 2001                                       163,000            165,000
Accumulated deficit                                                           (6,125,000)       (15,235,000)
                                                                            ------------       ------------
                Stockholders' deficit                                         (5,962,000)       (15,070,000)
                                                                            ------------       ------------
                Total liabilities and stockholders' deficit                 $ 22,163,000       $ 19,413,000
                                                                            ------------       ------------

See the accompanying notes which are an integral part of these consolidated financial statements.

                                  CHEROKEE INC.
                                  -------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                              Three months ended                       Nine months ended
                                                              ------------------                       -----------------
                                                     November 3, 2001    October 28, 2000     November 3, 2001     October 28, 2000
                                                    ------------------  ------------------   ------------------   ------------------
Royalty revenues                                    $       5,533,000   $       4,986,000    $      24,384,000    $      22,275,000

Selling, general and administrative expenses                2,087,000           1,620,000            7,049,000            6,236,000
                                                    -----------------   -----------------    -----------------    -----------------
Operating income                                            3,446,000           3,366,000           17,335,000           16,039,000

Other income (expenses):
Interest expense                                             (416,000)           (568,000)          (1,378,000)          (1,806,000)
Investment and interest income                                 84,000             109,000              249,000              332,000
                                                    -----------------   -----------------    -----------------    -----------------
Total other income (expenses), net                           (332,000)           (459,000)          (1,129,000)          (1,474,000)

Income before income taxes                                  3,114,000           2,907,000           16,206,000           14,565,000

Income tax provision                                        1,248,000           1,163,000            6,490,000            5,827,000
                                                    -----------------   -----------------    -----------------    -----------------
Net income                                          $       1,866,000   $       1,744,000    $       9,716,000    $       8,738,000
                                                    =================   =================    =================    =================

Basic earnings per share                            $            0.23   $            0.21    $            1.18    $            1.04
                                                    -----------------   -----------------    -----------------    -----------------

Diluted earnings per share                          $            0.23   $            0.21    $            1.18    $            1.04
                                                    -----------------   -----------------    -----------------    -----------------

Weighted average shares outstanding
 Basic                                                      8,178,655           8,231,705            8,211,244            8,368,659
                                                    =================   =================    =================    =================
 Diluted                                                    8,216,385           8,279,548            8,241,365            8,377,423
                                                    =================   =================    =================    =================


See the accompanying notes which are an integral part of these consolidated financial statements.

                                  CHEROKEE INC.
                                  -------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                                            Nine months ended
                                                                            -----------------
                                                                 November 3, 2001       October 28, 2000
                                                                ----------------------------------------
Operating activities
--------------------
Net income                                                       $      9,716,000       $      8,738,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                           47,000                 22,000
   Amortization of trademarks                                             389,000                263,000
   Amortization of securitization fees                                    154,000                154,000
   Amortization of debt discount                                        1,378,000              1,806,000
   Decrease in deferred taxes                                                   -                772,000
   Interest income on note receivable from stockholder                          -                 (8,000)
   Changes in current assets and liabilities:
    Decrease in accounts receivable                                       716,000                 71,000
    Increase in prepaid expenses and other current assets                 (39,000)              (805,000)
    Increase in accounts payable and accrued liabilities                  139,000                155,000
                                                                 ----------------       ----------------
Net cash provided by operating activities                              12,500,000             11,168,000
                                                                 ----------------       ----------------

Investing activities
--------------------
Purchase of trademarks                                                 (1,255,000)            (1,511,000)
Purchase of property and equipment                                              -                (62,000)
Repayment on note receivable from stockholder                                   -                373,000
                                                                 ----------------       ----------------
Net cash used in investing activities                                  (1,255,000)            (1,200,000)
                                                                 ----------------       ----------------

Financing activities
--------------------
Decrease (increase) in restricted cash                                     63,000               (397,000)
Repurchase of common stock                                               (608,000)            (2,101,000)
Proceeds from exercise of warrants                                              -                 12,000
Payment on notes                                                       (7,875,000)            (7,500,000)
                                                                 ----------------       ----------------
Net cash used in financing activities                                  (8,420,000)            (9,986,000)
                                                                 ----------------       ----------------

Increase (decrease) in cash and cash equivalents                        2,825,000                (18,000)
Cash and cash equivalents at beginning of period                        2,598,000              2,253,000
                                                                 ----------------       ----------------
Cash and cash equivalents at end of period                       $      5,423,000       $      2,235,000
                                                                 ================       ================


See the accompanying notes which are an integral part of these consolidated financial statements.

                                  CHEROKEE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation
         ---------------------

The accompanying condensed consolidated financial statements as of November 3, 2001 and for the three and nine month periods ended November 3, 2001 and October 28, 2000 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. ("Cherokee" or the "Company") are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of February 3, 2001 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine month periods ended November 3, 2001 are not necessarily indicative of the results to be expected for the fiscal year ended February 2, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 2001.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended November 3, 2001 and October 28, 2000:

                                                       2001                            2000
                                            3 Months         9 Months        3 Months       9 Months
                                            -------------------------        -----------------------
Numerator:
Net income-numerator for
net income per common share
and net income per common
share assuming dilution                     $1,866,000     $9,716,000        $1,744,000   $8,738,000
                                            ==========     ==========        ==========   ==========


Denominator:
Denominator for net income
Per common share-weighted
average shares                               8,178,655      8,211,244         8,231,705    8,368,659

Effect of dilutive securities:
Stock options                                   37,730         30,121            47,843        8,764
                                            ----------     ----------        ----------   ----------

Denominator for net income
per common share, assuming
dilution: Adjusted weighted
average shares and assumed
exercises                                    8,216,385      8,241,365         8,279,548    8,377,423
                                            ==========     ==========        ==========   ==========


Common shares issuable upon exercise of stock options that are anti-dilutive amounted to 341,735 and 435,068 for the nine month periods ended November 3, 2001 and October 28, 2000, respectively.

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

Trademarks

During the three months ended November 3, 2001 (the "Third Quarter") and the nine months ended November 3, 2001 (the "Nine Months"), the Company did not purchase trademarks, other than the contingent purchase payments to Sideout Inc., in comparison to zero and $52,000, respectively, for the three and nine months ended October 28, 2000. The purchases in 2000 related to acquisitions of foreign trademark registrations for the trade names Cherokee and Sideout. Under the terms of the Sideout Agreement, we capitalized $375,000 and $1.0 million, respectively, for the Third Quarter and the Nine Months in comparison to $295,000 and $959,000, respectively, for the three and nine months ended October 28, 2000. Trademark registration and renewal fees capitalized for the Third Quarter and the Nine months totaled $117,000 and $255,000, respectively, in comparison to $54,000 and $500,000, respectively, for the three and nine months ended October 28, 2000.

(3)      Long Term Debt

Long term debt is comprised of Zero-Coupon Secured Notes ("Secured Notes") yielding 7% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The following table summarizes the maturity of the long-term debt:

         For the year ending:                              Face Value

         November 3, 2002 ................................ $ 10,500,000
         November 3, 2003 ................................   10,500,000
         November 3, 2004 ................................    5,250,000
                                                           ------------
                Total ....................................   26,250,000
                Less unamortized note discount ...........    1,992,000
                                                           ------------
                                                             24,258,000
                Less current portion of long term debt ...   10,500,000
                                                           ------------
                Long term obligation ..................... $ 13,758,000
                                                           ============


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

         Our operating strategy emphasizes domestic and international, retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. We provide design direction and collaborate with our retailers on pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. Our retail, wholesale and international license agreements generally provide us with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and also grant us the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of November 3, 2001, we had 20 continuing license agreements for our various trademarks, covering both domestic and international markets. We will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist us in this regard.

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

         During the Third Quarter, Target Stores opened an additional 39 stores, bringing its total store count to approximately 1,055 stores. We believe the new stores had a positive impact on our licensing revenues from Target Stores in the three and nine months ended November 3, 2001 as sales of Cherokee branded products by Target Stores approached $430 million and $1.299 billion, respectively, compared to $407 million and $1.130 billion, respectively, for the three and nine months ended October 28, 2000. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. As explained below, the Amended Target Agreement, like several of our license agreements, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. The sales of Cherokee branded merchandise from the additional stores caused Target Stores to reach the maximum royalty rate reduction earlier in the Third Quarter compared to prior year third quarter, which resulted in a slightly lower average royalty rate during the Third Quarter which, however, was offset by increased sales of Cherokee branded merchandise.

         During the Third Quarter, sales of merchandise bearing the Cherokee brand continued to increase, with total retail sales approaching $472 million versus $452.7 million in total retail sales for the third quarter of last year. Zellers Inc.'s sales of merchandise bearing the Cherokee brand were in excess of $38.9 million during the Third Quarter compared to $39.4 million for the third quarter of last year. Third Quarter sales do not reflect any sales from Carrefour, whose anticipated launch of Cherokee branded merchandise in selected European and South American territories is planned for Spring 2002.

         During the Third Quarter, sales of Mervyn's young men's, junior's and children's apparel and accessories bearing the Sideout brand were approximately $28.7 million in comparison to $22.7 million for the third quarter of last year.

         During the Third Quarter, the Company entered into an exclusive retail direct licensing agreement with Tesco Stores Limited, a United Kingdom corporation, to manufacture, promote, sell and distribute products bearing the Company's Cherokee brand in the United Kingdom and Ireland. The Company does not expect to receive royalties until November 2002 under this agreement.

         As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved varies in each licensing agreement. During the Third Quarter, increased retail sales by Target Stores resulted in another royalty rate reduction earlier in the Third Quarter than in the third quarter of the previous year.

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

         During the fiscal year ended February 3, 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo, which provides that we will receive 15% of the royalties paid to Mossimo by Target Stores. Under Mossimo's agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three year term of the agreement. Mossimo's agreement with Target Stores is subject to early termination under certain circumstances. Products bearing the Mossimo brand began selling at Target Stores in late December 2000. During the Third Quarter, we recognized revenues from Mossimo of approximately $420,000. In the past, Mossimo's filings with the Securities and Exchange Commission indicated that there was substantial doubt about Mossimo's ability to continue as a going concern. If Mossimo should enter into bankruptcy proceedings, under bankruptcy law there is a possibility Mossimo could reject the finder's agreement and prevent us from receiving any of the royalties paid by Target Stores to Mossimo.

     Additionally, we have four active exclusive consulting agreements, one to represent B.U.M. Equipment in Mainland China, Hong Kong and Macao, one to represent Rampage in the Philippines, Mainland China, Hong Kong, Macao, Korea, Taiwan, Singapore, Malaysia, Indonesia, Thailand, Vietnam and Cambodia, one to represent Candies in Asia and one to represent the Mrs. Fields brand in the United States and throughout the world. We will not receive any revenues from such agreements unless we succeed in finding licensees for the brands owned by the companies we consult for.

     Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to July 31, 2002. During the Third Quarter, we repurchased and retired 18,300 shares of our common stock. From July 1999 through the Third Quarter, we have repurchased and retired 550,300 shares of our common stock. We are currently authorized to repurchase up to an aggregate of 449,700 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

     In December 1997, we completed a series of transactions whereby we sold our rights to the Cherokee brand and related trademarks in the United States to Spell C, our wholly-owned subsidiary, and also assigned to Spell C our rights in the Amended Target Agreement. In return we received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the "Secured Notes"), which yield 7.0% interest per annum, amortize quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes is $60.0 million, which equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, of $60.0 million. As of the end of the Third Quarter, approximately $26.250 million remains outstanding under the Secured Notes.

Results of Operations

     Net revenues for the Third Quarter and the Nine Months were $5.5 million and $24.4 million, respectively, in comparison to net revenues for the three and nine month periods ended October 28, 2000 of $5.0 million and $22.3 million, respectively, which represents an increase of 10% for the Third Quarter and 9.5% for the Nine Months. Revenues for the Cherokee brand for the Third Quarter and the Nine Months were $4.1 million and $20.0 million, respectively, compared to $4.2 million and $19.9 million, respectively, for the three and nine month periods ended October 28, 2000. Cherokee wholesale licensing revenues for the Third Quarter and the Nine Months were $40,000 and $113,000, respectively, in comparison to revenues for the three and nine month periods ended October 28, 2000 of $31,000 and $719,000, respectively. The decrease in the Nine Months compared to the nine month period ended October 28, 2000 primarily resulted from the termination in prior periods of several Cherokee wholesale licensing agreements. Increased revenues from Target Stores and Zellers partially offset the decrease in Cherokee wholesale licensing revenues for the Third Quarter and the Nine Months. During the Third Quarter and the Nine Months, royalty revenues of $3.1 million and $16.5 million, respectively, were recognized from Target Stores, which accounted for 57% and 68% of total revenues, respectively. In comparison for the three and nine month periods ended October 28, 2000, royalty revenues of $3.1 million and $15.4 million, respectively, were recognized from Target Stores, which accounted for 63% and 69% of total revenues, respectively. For the Third Quarter and the Nine Months, Sideout brand revenues were $939,000 and $2.5 million compared to $738,000 and $2.4 million for the three and nine month periods ended October 28, 2000. For the Third Quarter and the Nine Months, our net revenues include $420,000 and $1.8 million from Mossimo Inc. compared to zero dollars in the comparative periods ended October 28, 2000.

     Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our receivable balance included the accrual of Mossimo's third quarter payment under our consulting agreement and Target, Zeller and Mervyn's royalty revenues earned during the Third Quarter and subsequently received in November 2001.

     Selling, general, and administrative expenses for the Third Quarter and the Nine Months were $2.1 million and $ 7.0 million or 37.7% and 28.9% of net revenues in comparison to selling, general and administrative expenses of $1.6 million and $6.2 million or 32.5% and 28% of net revenues for the three and nine month periods ended October 28, 2000. The increase in expenses is attributable to an increase in trademark amortization of Sideout contingency payments and in accrued management bonuses resulting from a combination of increased revenues and additional employees eligible to receive bonuses.

     During the Third Quarter and the Nine Months, our interest expense was $416,000 and $1.4 million compared to $568,000 and $1.8 million for the three and nine month periods ended October 28, 2000. The interest expense is attributable to the Secured Notes. The decrease in interest expense is due to the reduction in the outstanding principal amount of the Secured Notes. During the Nine Months, the Company paid down $7.875 million of the Secured Notes. For the Third Quarter and the Nine Months, our investment and interest income was $84,000 and $249,000 in comparison to $109,000 and $332,000 for the three and nine month periods ended October 28, 2000. The decrease in interest income is due to lower interest rates and smaller amounts of cash available for investment in the Third Quarter and the Nine Months.

     During the Third Quarter and the Nine Months, our net income was $1.9 million and $9.7 million or $0.23 and $1.18 per diluted share, respectively, whereas for the three and nine month periods ended October 28, 2000, net income was $1.7 million and $8.7 million or $0.21 and $1.04 per diluted share, respectively. For the Third Quarter and the Nine Months, we incurred a charge for income taxes of $1.2 million and $6.5 million in comparison to $1.2 million and $5.8 million for the three and nine month periods ended October 28, 2000. For fiscal year ended February 2, 2002, we expect to utilize approximately $780,000 of our limited net operating losses for both federal and state and we are making quarterly estimated tax payments for our federal and state income tax liabilities.

Liquidity and Capital Resources

     On November 3, 2001, we had approximately $8.1 million in cash and cash equivalents, which includes $2.7 million held in the collection account for distribution to the Secured Note holders. Cash flow needs over the next 12 months are expected to be met through the operating cash flows generated from royalty revenues, and our cash and cash equivalents.

     During the Nine Months, cash provided by operations was $12.5 million, compared to $11.2 million for the nine months ended October 28, 2000. Cash used in investing activities during the Nine Months was $1.3 million comprised of $1.0 million in contingent purchase payments made to Sideout Sport, Inc. and trademark registration fees for the Cherokee and Sideout brands. In comparison, during the nine months ended October 28, 2000, cash used in investing activities was $1.2 million comprised of $959,000 in contingent purchase payments to

Sideout Sport, Inc. with the remainder in trademark registration fees, offset by $373,000 received on a note receivable from a stockholder. Cash used in financing activities was $8.4 million for the Nine Months, which was comprised of three quarterly payments on the Secured Notes totaling $7.875 million, a decrease of $63,000 in restricted cash and the repurchase of Cherokee common stock totaling $608,000. In comparison, cash used in financing activities for the nine months ended October 28, 2000 was $10.0 million, which was comprised of three quarterly payments on the Secured Notes totaling $7.5 million, an increase of $397,000 in restricted cash and the repurchase of Cherokee common stock totaling $2.1 million.

Inflation and Changing Prices

     Inflation did not have a significant effect on our operations during the Third Quarter or the prior year period.

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

Foreign Currency

      We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where the Company's licensees do business. For the Third Quarter and the Nine Months, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate was not material.

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

         We filed no reports on Form 8-K during the Third Quarter.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   December 6, 2001


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