Form 10-K
period 2002-02-02
CHEROKEE INC
filed 2002-04-03
CIK 844161

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended February 2, 2002 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________to _______________

                           Commission file No. 0-18640

                          ---------------------------

                                  CHEROKEE INC.
               (Exact name of registrant as specified in charter)

                Delaware                               95-4182437
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

 6835 Valjean Avenue
    Van Nuys, CA                      (818) 908-9868                    91406
(Address of principal         (Registrant's telephone number,         (Zip Code)
  executive office)                 including area code)

                          ---------------------------

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

                                YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 27, 2002, the registrant had 8,163,405 shares of its common stock, par value $.02 per share, issued and outstanding.

     As of March 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $72,562,000 (computed on the basis of the last trade of the common stock on the Nasdaq National Market System on March 27, 2002).

                      Documents Incorporated by Reference:

     Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on June 5, 2002, are incorporated by this reference into Part III as set forth herein.

================================================================================

                                  CHEROKEE INC.

                                      INDEX

                                                                                                                           Page
PART I
Item 1.       Business.................................................................................................       1
Item 2.       Properties...............................................................................................      10
Item 3.       Legal Proceedings........................................................................................      10
Item 4.       Submission of Matters to a Vote of Security Holders......................................................      10

PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters................................      10
Item 6.       Selected Financial Data..................................................................................      11
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation.....................      11
Item 7A.      Qualitative and Quantitative Disclosures of Market Risk..................................................      19
Item 8.       Consolidated Financial Statements and Supplementary Data.................................................      20
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................      21

PART III

Item 10.      Directors and Executive Officers of the Registrant.......................................................      21
Item 11.      Executive Compensation...................................................................................      22
Item 12.      Security Ownership of Certain Beneficial Owners and Management...........................................      22
Item 13.      Certain Relationships and Related Transactions...........................................................      22

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................      22

                                     PART I

Item 1.    BUSINESS

Introduction

     Cherokee Inc. (which may be referred to as we, us or our) is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns or represents. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. Our operating strategy emphasizes domestic and international retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise in their respective territories.

     We and our wholly owned subsidiary, SPELL C. LLC ("Spell C") own several trademarks, including Cherokee(R), Sideout(R), Sideout Sport(R), King of the Beach(R) and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent a young active lifestyle, were acquired by us in November 1997. As of February 2, 2002, we had fourteen continuing license agreements, covering both domestic and international markets.

     Our retail direct licensing strategy is premised on the proposition that in the United States nearly all aspects of the moderately priced apparel, footwear and accessories business can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, we believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as our brands, than through carrying strictly private label goods or branded products from third-party vendors. Our strategy in the United States is to capitalize on these ideas by licensing our portfolio of brands primarily to strong and growing retailers, who, working in conjunction with us, develop merchandise for their stores.

     Beginning in 1995, we took a number of important steps designed to implement our retail direct licensing strategy. On August 15, 1995, we entered into a strategic alliance with one of the largest retailers in the United States, Target Stores, a division of Target Corp. In November 1997, we reaffirmed our relationship with Target Stores by entering into an amended licensing agreement (the "Amended Target Agreement") which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target Stores is obligated to pay royalties based upon a percentage of its net sales of Cherokee branded merchandise, with a minimum guaranteed royalty of $60.0 million over the six-year initial term of the agreement. During the fiscal year ended February 2, 2002 ("Fiscal 2002"), a wide range of Cherokee branded merchandise was sold at over 1,053 Target stores. Due to the strong presence and sales of Cherokee branded products in Target Stores during Fiscal 2002, royalty revenues from Target Stores totalled approximately $20.7 million, which is 197% of the guaranteed minimum royalty for Fiscal 2002 under the Amended Target Agreement.

     In August 1997, we entered into a licensing agreement with one of Canada's largest retailers, Zellers Inc., a division of the Hudson's Bay Company, under which Zellers was granted the exclusive right in Canada to use the Cherokee trademarks in connection with a broad range of categories of merchandise. Under the Zellers licensing agreement, Zellers is obligated to pay royalties based upon a percentage of its net sales of Cherokee branded merchandise, with a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Zellers commenced the initial sales of Cherokee branded merchandise in over 350 stores in July 1998, and during Fiscal 2002 royalty revenues from Zellers totalled approximately $3.8 million, which is 145% of the guaranteed minimum royalty for Fiscal 2002 under the Zellers license agreement.

     To increase our licensing potential, we purchased all of Sideout Sport Inc.'s trademarks, copyrights, trade secrets and associated license agreements on November 7, 1997. The trademarks acquired from Sideout Sport Inc. included, among others, Sideout, Sideout Sport and King of the Beach. Royalty revenues derived from the Sideout brands have grown from $585,000 during our fiscal year ended January 30, 1999, to approximately $3.3 million during Fiscal 2002.

     We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition. In addition to acquiring brands and licensing our own brands, we assist other companies, wholesalers and retailers, in identifying licensees or licensors for their brands or stores. Generally, as an exclusive consultant, we perform a range of services, including marketing of brands, solicitation of licensees, contract negotiations and administration and maintenance of license or distribution agreements. In return for our services we normally charge a certain percentage of the net royalties generated by the brands we represent and manage.

     Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 6835 Valjean Avenue, Van Nuys, California 91406, telephone (818) 908-9868.


Overview of Licensing Business

     The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional, wholesome values. The Sideout brand and related trademarks, which represent a young active lifestyle, were acquired by us in November 1997. See "Sideout Agreement" below. Our primary emphasis for the past six years has been directed toward domestic and international retail direct and wholesale licensing. As of February 2, 2002, we had fourteen continuing license agreements, covering both domestic and international markets, five of which pertained to the Cherokee brand.

     Our license agreements are with retailers and wholesalers and are either international master agreements or category-specific exclusive or non-exclusive agreements. Of the fourteen licensing agreements, four are with retailers, two are with domestic wholesalers and eight are with international wholesalers or retailers. In retail direct licensing, we grant retailers a license to use the trademarks on certain categories of merchandise. Although we provide design direction, most of our licensees modify or amplify the designs to suit their seasonal, regional and category needs. In all cases, all products are subject to our pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. We refer to this practice as our "retail direct" licensing strategy. Wholesale licensees manufacture and import various categories of footwear and accessories under our trademarks and sell the licensed products to retailers. Our retail, wholesale and international license agreements provide us with final approval of pre-agreed upon quality standards, packaging and, in most cases, marketing of licensed products. We have the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. We will continue to solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist us in this effort.

     Our current business strategy is to maximize the value of our existing and future brands by exploiting them in a manner that recognizes the relative market power, in different areas of the world, of the various participants--manufacturer, wholesaler and retailer--in the chain of supply to the ultimate consumer. In the United States, market power and accompanying economies of scale, are generally held by a few dominant retailers of moderately priced merchandise, and, accordingly, in the United States we have pursued our retail direct licensing strategy. In contrast to the retail market in the United States, as well as in Canada, in selected international markets we have sought to develop our brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets. Finally, in some countries, we believe that an owner or licensee of one or more well-known U.S. brands has the opportunity to become a dominant, vertically integrated manufacturer or retailer or both of branded apparel, footwear and accessories. Accordingly, in those countries we have begun to pursue licensing or strategic alignments whereby our brands can become the basis for such a vertically integrated manufacturer/retailer. These various licensing strategies permit us to operate with minimal working capital, virtually no capital expenditures (other than those associated with acquiring new brands and related trademarks), no production costs, significantly reduced design, marketing, distribution and other operating expenses, and a small group of core employees.


United States Retail Direct Licensing

     Our retail direct licensing strategy is premised on the proposition that in the United States nearly all aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. We believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than through carrying strictly private label goods or branded products from third-party vendors. We also expect that the enhanced profitability to retailers of private label products and in-store brands, coupled with the substantial marketing costs to establish and maintain a widely recognized apparel brand, will continue to increase the desirability to retailers of well-established brands with broad appeal. Our strategy in the United States is to capitalize on these trends by licensing our portfolio of brand names to retailers, who, working in conjunction with us, develop merchandise for their stores, and to augment that portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

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

     .   luggage, sports bags and backpacks;

     .   home textiles;

     .   domestics and home decor products;

     .   home furnishings;

     .   sporting goods; and

     .   cosmetics, bath and body products.

Some of the above-listed categories were subject to license agreements between us and third parties, which have expired during Fiscal 2002 or earlier. The Amended Target Agreement provides that upon the expiration or termination of such agreements, the categories of merchandise subject to such agreements will become exclusive to Target Stores in the United States. Due to the broad nature of the rights granted to Target Stores in the United States, and the restrictions contained in the Amended Target Agreement, we can not enter into new retail or wholesale licensing agreements in the United States with respect to the Cherokee brand, except for retail license agreements for cosmetics, bath and body products with several drug store chains.

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

     The initial term of the Amended Target Agreement commenced on February 1, 1998 and ends January 31, 2004. If Target Stores is current in its payments of the minimum guaranteed royalty, the Amended Target Agreement will automatically renew for the fiscal year ending in 2005, and will continue to automatically renew for successive fiscal year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year. Target Stores may terminate the Amended Target Agreement effective January 31, 2004, if it gives us written notice of its intent to do so during February 2003, and may terminate at the end of any fiscal year thereafter, if it gives us written notice of its intent to do so during February of the calendar year prior to termination. Target Stores commenced the initial sales of Cherokee branded merchandise in July 1996. Royalty revenues from Target Stores were $6.4 million during our eight-month fiscal period ended January 31, 1998, $14.6 million during our fiscal year ended January 30, 1999, $16.3 million during our fiscal year ended January 29, 2000, $19.3 million during our fiscal year ended February 3, 2001 ("Fiscal 2001") and $20.7 million during Fiscal 2002, which accounted for 75%, 76%, 66%, 68% and 67%, respectively, of our consolidated revenues during such periods. See "Risk Factors."

     Our retail direct licensees for the Sideout brand continued to achieve positive results from sales of merchandise bearing the Sideout brand. Categories of merchandise under license include men's, women's and children's sportswear, accessories, luggage, sports bags and backpacks, skin care products and hats. During Fiscal 2002, royalty revenues from retail direct licensees for the Sideout brand totaled $2.97 million as compared to $2.6 million during Fiscal 2001. During Fiscal 2001, Mervyn's exercised its right to renew its licensing agreement for the Sideout brand for an additional term of three years on the same terms and conditions. The renewal term will commence on February 1, 2002 and continue through January 31, 2005. We intend to continue to actively pursue our retail direct licensing strategy to further develop the Sideout brand in the United States.

     During Fiscal 2002, our non-exclusive United States retail direct licensees included Mervyn's, Gart Bros., Bob's Stores and Casual Male. Generally, royalties on non-exclusive domestic retail licenses begin at 3% of the retailer's net sales of licensed products and may decrease depending on the retailer's annual sales of licensed products and the retailer's guaranteed annual sales of licensed products. During Fiscal 2002, our license agreements with Casual Male and Gart Bros. expired and were not renewed.

     As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

     During Fiscal 2002, we and Spell C received $23.7 million in aggregate royalties from the United States retail direct license agreements, which accounted for 77.4% of our consolidated revenues during such period.

United States Wholesale Licensing

     We currently have two wholesale license agreements that grant unaffiliated manufacturers the license to manufacture and market sunglasses and footwear under our Sideout trademarks in the United States. The agreements have various expiration dates and contain three-to-five-year renewal options. Our wholesale license agreements typically require the wholesale licensee to pay royalties on revenues against a guaranteed minimum royalty that generally increases over the term of the agreement.

     During Fiscal 2002, the wholesale license agreement with Genender expired and was not renewed. Also, during Fiscal 2002, the last two remaining wholesale licensing agreements for the Cherokee brand, which included Creative Optics for prescription glasses and Golden State International for watches were terminated and the categories of merchandise subject to such terminated license agreements became exclusive to Target Stores in the United States. Due to the broad nature of the rights granted to Target Stores in the United States, and the restrictions contained in the Amended Target Agreement, we cannot enter into any new wholesale licensing agreements in the United States with respect to the Cherokee brand.

         During Fiscal 2002, we received $274,000 in aggregate royalties from our wholesale licensing agreements, which accounted for .9% of our consolidated revenues during such period.

International Licensing

     We will continue to seek to develop in several international markets both our Cherokee and Sideout brands and other brands we represent through retail direct, master or wholesale licenses with manufacturers or other companies that have market power and economies of scale in their respective markets.

     On August 22, 1997, we entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise, including women's, men's and children's apparel and footwear, women's intimate apparel, fashion accessories, home textiles, cosmetics and recreational products. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Zellers commenced the initial sales of Cherokee branded merchandise in July 1998, and royalty revenues to us from Zellers totaled $3.6 million during the fiscal year ended January 29, 2000, $3.7 million during Fiscal 2001 and $3.8 million during Fiscal 2002. During Fiscal 2002, Zellers exercised its right to renew its licensing agreement for the Cherokee brand for an additional term of five years on the same terms and conditions. The renewal term will commence on February 1, 2003 and continue through January 31, 2008.

     In early September 2000, we entered into an exclusive retail direct licensing agreement for the Cherokee brand with Paris, France based Carrefour, the second largest retailer in the world. The Carrefour Group was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in Spain, Portugal, Mexico and Brazil. The Carrefour Group is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. We received a quarterly minimum payment of $50,000 in December 2001 under the terms of the agreement; however, there can be no guarantee that future royalties will be significant in amount. If the Carrefour Group exceeds certain retail sales thresholds for Cherokee branded products then the scope of the agreement will be automatically expanded to grant the Carrefour Group the exclusive right to manufacture, promote, sell and distribute products bearing the Cherokee brand in certain other European and South American countries not already covered by the agreement, including, among others, Italy, Greece, Poland, Argentina, Chile, Colombia, Turkey, France and Germany. Even if the retail sales thresholds are not met, during the term of the agreement, the Carrefour Group also has a right of first refusal to add any of the European or South American countries to the territory covered by the agreement. During Fiscal 2002, we amended the license agreement with the Carrefour Group to obtain the territory rights to the United Kingdom and Ireland. In exchange, we added the territories of Taiwan and China to the license agreement, and as an incentive to expand into other countries, we agreed to waive the royalty commitment during the initial six-month start-up period for any added countries. Further, with respect to Japan and several other Asian countries, the Carrefour Group may elect to add any of those countries to the territory covered by the agreement, provided that at the time of such election we do not already have an existing license agreement covering the country to be added. The initial term of the agreement expires December 31, 2003; however, if the Carrefour Group meets certain retail sales thresholds with respect to Cherokee branded products, the agreement may be extended indefinitely by the Carrefour Group for successive three-year terms.

     On August 1, 2001, we entered into an exclusive retail direct licensing agreement for the Cherokee brand with Great Britian's Tesco Stores Limited. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. Tesco paid an initial licensing fee of $75,000, which is a deposit against the first contract year's guaranteed annual minimum royalties. We do not expect to receive royalties until May 20, 2002 under this agreement, and even then there can be no guarantee that any royalties will be significant in amount. Tesco also has a right to add certain territories covered by the agreement subject to availability by us and the existing rights given to the Carrefour Group. The initial term of the agreement expires on January 31, 2005; however, if Tesco meets certain retail sales thresholds with respect to Cherokee branded products, the agreement may be renewed for successive terms of three years each.

     Including the Carrefour Group and Tesco agreements, as of February 2, 2002, we had four international retail license agreements for the Cherokee brand. Other international licensees include DongKwang International Co. LTD for South Korea. During Fiscal 2002, our master licensing agreement with Japan-based Itochu Corporation and its sub-licensees Takaya, Okudo, and Takaishi expired and we terminated our licensing agreement with China-based Shanghai Eesli Trading Company and incurred no costs in connection with the termination. We expect to continue to solicit additional licensees for the Cherokee brand in Asia, Europe and South America, subject to the Carrefour Group's rights and Tesco's rights under their respective agreements.

     During Fiscal 2002, with respect to the Sideout brand and related trademarks, we have four international licensing agreements, including Chori, The Forzani Group, Sport Scheck and Matienzo. Our international licensing agreements for the Sideout and King of the Beach brands are all exclusive and cover countries including Japan, Canada, Mexico, Germany, Switzerland and Austria and product categories including men's, boy's and women's apparel and footwear. Matienzo Mexico, our Mexican licensee, currently distributes to department and specialty stores and has six Sideout stores throughout Mexico.

     During Fiscal 2002, we received $4.5 million in aggregate royalties from our international license agreements, which accounted for 14.6% of our consolidated revenues during such period.

Other Business Opportunities

     We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition. In addition to acquiring brands and licensing our own brands, we assist other companies in identifying licensees for their brands. Generally, as an exclusive consultant, we perform a range of services including marketing of brands, solicitation of licensees, contract negotiations and administration and maintenance of license or distribution agreements. In return for our services we normally receive a certain percentage of the net royalties generated by the brands we represent and manage.

     During Fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo, which provides that we will receive 15% of the royalties paid to Mossimo by Target Stores. Under Mossimo's agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three year term of the agreement. Mossimo's agreement with Target Stores is subject to early termination under certain circumstances. During Fiscal 2002, we received revenues from Mossimo of $2.2 million.

     Additionally, in Fiscal 2002, we entered into four other exclusive consulting agreements, one to represent Hot Kiss in Europe, Asia and South America, one to represent DIC Entertainment's Liberty Kid's for certain categories in the United States, one to represent Candie's for certain categories in Asia, and one to represent Mrs. Fields both domestically and internationally. Other active consulting agreements include one to represent Bum in Mainland China, Hong Kong and Macao and one to represent Rampage in the Philippines, Mainland China, Hong Kong, Macao, Korea, Taiwan, Singapore, Malaysia, Indonesia, Thailand, Vietnam and Cambodia. Our consulting agreements with Maui and Sons Inc. and Pritikin expired during Fiscal 2002.

     During Fiscal 2002, we received $2.2 million in aggregate royalties from other business opportunities, which accounted for 7.1% of our consolidated revenues during such period.

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

     On December 23, 1997, Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The proceeds from the sale of the Secured Notes were used to pay the special dividend described above. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement and several other license agreements must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee distributes from the collection account the amount of principal due and payable to the holders of the Secured Notes on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to us. During Fiscal 2002, of the $20.7 million in royalty revenues from Target Stores, $10.5 million was paid to the holders of the Secured Notes. At various times during Fiscal 2002, Spell C distributed a total of $10.9 million to us (which amount includes royalty revenues received from Target Stores during both Fiscal 2001 and Fiscal 2002 and interest income earned on royalty revenues). The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. While we believe that royalties payable under the Amended Target Agreement may continue to exceed the minimum guaranteed royalties payable in upcoming fiscal years, we cannot predict with accuracy whether such royalties will exceed the minimum guaranteed royalties payable during such years, and if they do not, we will not receive further distributions from Spell C during the term of the Amended Target Agreement. See "Risk Factors."

Sideout Agreement

     On November 7, 1997, we entered into an Agreement of Purchase and Sale of Trademarks and Licenses (the "Sideout Agreement") with Sideout Sport Inc., pursuant to which we agreed to purchase all of Sideout Sport Inc.'s trademarks, copyrights, trade secrets and associated license agreements. Steven Ascher, our Executive Vice President, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher's father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc. The trademarks acquired from Sideout Sport Inc. include, among others, Sideout(R), Sideout Sport(R) and King of the Beach(R). Pursuant to the Sideout Agreement, we paid $1.5 million at the closing of the acquisition and agreed to pay an additional $500,000 upon release of liens on the assets that were purchased. Most of the liens have since been released and $495,000 of the $500,000 holdback has been paid. Under the terms of the Sideout Agreement, we will also pay Sideout Sport Inc., on a quarterly basis, contingent payments of 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligation to pay Sideout Sport Inc. During Fiscal 2002, we made payments exceeding $1.3 million under the Sideout Agreement, and since January 1999 we have paid in total over $3.98 million in contingent payments under the Sideout Agreement.

Trademarks

     Spell C and we hold various trademarks including Cherokee(R), Sideout(R), Sideout Sport(R), King of the Beach(R) and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We intend to renew these registrations as appropriate prior to expiration. We also hold trademark applications for Cherokee, Sideout, Sideout Sport and King of the Beach in numerous countries. We monitor on an ongoing basis unauthorized filings of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally. See "Risk Factors."

Marketing

     We have positioned the Cherokee name to connote quality, comfort, fit and a "Casual American" lifestyle with traditional, wholesome values. The Sideout brand and related trademarks represent a young active lifestyle. We integrate our advertising, product, labeling and presentation to reinforce these brand images. We intend to continue to promote a positive image in marketing the Cherokee and Sideout brands through licensee-sponsored advertising. Our retail, wholesale and international license agreements provide us with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. We principally rely on our licensees to advertise the Cherokee and Sideout brands, and as a result our advertising costs have been minimal.

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

Competition

     Royalties paid to us under our licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Liz Claiborne and VF Corp. and private labels, such as Faded Glory, Arizona, and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quicksilver, Mossimo, Nike and other activewear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Companies such as Mossimo have entered into, and other companies owning established trademarks could also enter into, similar arrangements with retailers. See "Risk Factors."

Employees

     As of February 2, 2002, we employed 14 persons. None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.


Risk Factors

     In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the Securities and Exchange Commission, or in any press release or other written or oral statement we may make. Please also see "Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations - Cautionary Note Regarding Forward-Looking Statements" for additional risks and uncertainties applicable to us.

   Payments to us from our subsidiary, Spell C, are subject to a number of restrictions under the Amended Target Agreement.

     We cannot assure you that our subsidiary, Spell C, will continue to distribute any significant amount of cash or property to us until after the maturity of the Secured Notes, if then. The Secured Notes indenture provides that any royalties payable under the Amended Target Agreement will be deposited directly into a collection account controlled by the trustee under the Secured Notes indenture. The trustee will distribute from the collection account the amount of principal due and payable to the holders on the

Secured Notes on quarterly note payment dates. Excess amounts in the collection account may only be distributed to Spell C if the amount in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to us. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. See "Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes" and "United States Retail Direct Licensing." There is no assurance, therefore, that in the future there will be any excess amounts available to be distributed to us. We do not expect revenues deposited in the collateral account from sources other than the Amended Target Agreement to be significant during fiscal year 2003. We cannot predict with accuracy whether payments under the Amended Target Agreement will exceed the minimum guaranteed royalty, and if they do not, no distribution will be made to Spell C from the collateral account, and in turn, Spell C will have no funds available to distribute to us. If Spell C does not distribute any funds to us during the balance of the initial term of the Amended Target Agreement it could have a material adverse effect on our business, financial condition and results of operations.


   Our business is subject to intense competition.

     Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee's net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Liz Claiborne and VF Corp. and private labels, such as Faded Glory, Arizona and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quicksilver, Mossimo, Nike and other activewear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business, financial condition and results of operations. Other companies owning established trademarks could also enter into similar arrangements with retailers. See "Competition."


   Our business is dependent on Target Stores, which accounted for 67% of our consolidated licensing revenues in Fiscal 2002.

     During Fiscal 2002, 67% of our and Spell C's licensing revenues were generated from a single source, Target Stores, a division of Target Corp. See "United States Retail Direct Licensing." We have assigned all our rights in the Amended Target Agreement to Spell C, which has in turn pledged the Amended Target Agreement as collateral for the Secured Notes. Spell C will be dependent on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for minimum annual royalty payments, if for any reason Target Stores does not pay the minimum royalties, Spell C will likely be unable to meet, and will default on, its payment obligations under the indenture for the Secured Notes. We are not guarantors of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes, and the permanent loss of such trademarks as a result of a default would have a material adverse effect on our business, financial condition and results of operations. The Secured Notes mature and the initial term of the Amended Target Agreement expires at approximately the same time. At such time, payments from the Amended Target Agreement, if extended or renewed, may be distributed by Spell C to us. If Target Stores elects not to extend or renew the Amended Target License Agreement beyond the expiration of its initial term on January 31, 2004, it would have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources.The Amended Target Agreement, however, requires one year's advance notice of termination by Target Stores, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores.


   We are dependent on our intellectual property and we cannot assure you that we will be able to successfully protect our rights.

     We and Spell C hold various trademarks including Cherokee, Sideout, King of the Beach and others in connection with apparel, footwear and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in several other countries. We and Spell C also hold several trademark applications for Cherokee, Sideout, and King of the Beach in several countries. We monitor on an ongoing basis unauthorized filings of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business, financial condition and results of operations. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. While we currently have the resources to pursue or defend most infringement claims, any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

    We are dependent on our key management personnel.

     Our success is highly dependent upon the continued services of Robert Margolis, our Chairman and Chief Executive Officer, who is the primary person responsible for conceiving and implementing our overall business and marketing strategy. Mr. Margolis has served as Chairman and Chief Executive Officer since December 1994 when we emerged from bankruptcy. As of February 2, 2002, Mr. Margolis was the beneficial owner of approximately 19% of our outstanding common stock. We have only fourteen employees and Mr. Margolis' leadership and experience in the apparel licensing industry is critical to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering Mr. Margolis. While Mr. Margolis' services are provided pursuant to a management agreement with us, this agreement does not ensure Mr. Margolis' continued services. The loss of the services of Mr. Margolis could have a material adverse effect on our business, financial condition and results of operations.

    The management agreement with our Chief Executive Officer contains provisions that provide for a substantial cash payment to our Chief Executive Officer upon breach or termination of the management agreement by us.

     Mr. Margolis' services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement. The current term of the management agreement ends February 1, 2005, however, the term may be extended indefinitely for additional one year terms so long as we meet certain pre-tax earnings thresholds. If we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we must pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year's performance bonus under the management agreement. Mr. Margolis' annual base compensation in Fiscal 2002 was $647,564 and his performance bonus for Fiscal 2002 was approximately $2.56 million and, based on those amounts, the lump sum payment referenced above would exceed $9.0 million.

     The occurrence of the following events, among other things, will be deemed to be a material breach of the management agreement by us:

     . Mr. Margolis and/or other directors that he and related parties have the right to nominate to our Board of Directors, are not elected to our Board of Directors or are not put on the slate of directors recommended to our stockholders or Mr. Margolis or any such other director is removed from our Board of Directors without Mr. Margolis' approval;

     . the assignment to Mr. Margolis of any duties materially inconsistent with, or the diminution of his positions, titles, offices, duties and responsibilities with us or any removal of Mr. Margolis from, or any failure to re-elect Mr. Margolis to, any titles, offices or positions held by him under the management agreement, including the failure of our Board of Directors to elect Mr. Margolis or his designee as Chairman of the Board;

     . a reduction by us in the base compensation or any other compensation provided to Mr. Margolis in the management agreement; or

     . a change or relocation of Mr. Margolis' offices that materially and adversely affects Mr. Margolis' working environment or any other substantial, material and adverse changes in Mr. Margolis' working conditions imposed by us.

     We do not have sufficient cash to make the lump sum payment to Mr. Margolis, and becoming obligated to make such payment would have a material adverse effect on our business, financial condition and results of operations. Under certain circumstances, the obligation to make such lump sum payment to Mr. Margolis could be triggered if a third party were to acquire us, which would increase the acquisition costs, but would also each year thereafter reduce our annual operating expenses due to the elimination of annual bonus payments to Mr. Margolis pursuant to the management agreement.

Item 2.   PROPERTIES

     We lease a 14,700 square foot office facility in Van Nuys, California. On February 20, 2001, we exercised our first option and extended the term of the lease from August 1, 2001 through July 31, 2004. The monthly rent is $9,010. Our Van Nuys office is well maintained, adequate and suitable for our purposes.


Item 3.   LEGAL PROCEEDINGS

     In the ordinary course of business, we from time to time become involved in legal claims and litigation. In the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against us is unlikely to have, individually or in the aggregate, a materially adverse effect on our business, financial position or results of operations.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our holders of common stock during the final quarter of Fiscal 2002.



                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the Nasdaq National Market System under the symbol CHKE. The table below sets forth for each of the fiscal quarters during our last two fiscal years the range of the high and low bid quotations for our common stock and the cash dividends paid, if any.

                                                                                                                 Dividends
                                                                                          High         Low          Paid
                                                                                          ----         ---          ----
     Fiscal 2001
     Quarter ended April 29, 2000.................................................      7.8125        6.25            --
     Quarter ended July 29, 2000..................................................      9.1875      6.5625            --
     Quarter ended October 28, 2000...............................................     11.9375       8.375            --
     Quarter ended February 3, 2001...............................................      11.375       8.375            --

     Fiscal 2002
     Quarter ended May 5, 2001....................................................       9.625        8.32            --
     Quarter ended August 4, 2001.................................................        9.59        7.60            --
     Quarter ended November 3, 2001...............................................        9.85        8.09            --
     Quarter ended February 2, 2002...............................................       14.57       8.875            --

     On March 27, 2002, the latest bid price for our common stock, reported on the Nasdaq National Market System, was $14.89 per share. As of March 27, 2002, the number of stockholders of record of our common stock was 134. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

     On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or approximately 11.5% of our outstanding common stock. Pursuant to this directive, we used cash of $607,000 to repurchase and retire 68,300 shares of our common stock in Fiscal 2002 and $2.1 million to repurchase and retire 249,000 shares of our common stock in Fiscal 2001. Since July 22, 1999, we have used cash of $4.6 million to repurchase and retire 550,300 shares of our common stock. We are currently authorized to repurchase up to an aggregate of 449,700 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or privately negotiated transactions.

Item 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial information has been taken or derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. See "--Item
8. Consolidated Financial Statements and Supplementary Data."

                                                                                                                     Eight
                                                                Year          Year         Year         Year        Months
                                                                Ended        Ended         Ended        Ended        Ended
                                                             February 2,  February 3,   January 29,  January 30,  January 31,
                                                                2002         2001          2000         1999         1998
                                                                -----        -----         ----         -----        ----
                                                                         ($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net Revenues .........................................      $ 30,674       $ 28,281     $ 24,714       $ 19,307     $  8,553
Selling, general and administrative expenses .........         8,599          7,955        7,225          6,428        4,192
Amortization of trademarks ...........................           534            396          261            200           43
Forgiveness of note receivable .......................            --             --        1,890(1)          --           --
                                                            --------       --------     --------       --------     --------
Operating income .....................................        21,541         19,930       15,338         12,679        4,318
Other income .........................................            --             --           --             --         (422)
Interest expense .....................................         1,754          2,367        2,817          3,247          330
Investment and interest income                                  (292)          (430)        (399)          (638)        (525)
                                                            --------       --------     --------       --------     --------
Income before income taxes ...........................        20,079         17,993       12,920         10,070        4,935
Income tax expense (benefit) .........................         8,020          7,227        4,859          3,982         (782)
                                                            --------       --------     --------       --------     --------
Net income ...........................................      $ 12,059       $ 10,766     $  8,061       $  6,088     $  5,717
                                                            ========       ========     ========       ========     ========
Basic earnings per share .............................      $   1.47       $   1.29     $   0.94       $   0.70     $   0.73
Diluted earnings per share ...........................      $   1.46       $   1.29     $   0.94       $   0.70     $   0.68
Cash distribution of capital per share ...............            --             --           --             --     $   5.50
Cash dividends per share .............................            --             --     $   0.50       $   1.25     $   0.20

                                                             February 2,  February 3,   January 29,  January 30,  January 31,
                                                                2002         2001          2000         1999         1998
                                                               -----        -----         ----         -----        ----
Balance Sheet Data:
Working capital (deficiency)..............................    $    (287)     $ (2,263)    $ (2,236)    $ (2,242)     $ 4,445
Total assets..............................................       24,256        19,413       17,518       19,529       24,471
Long-term debt, net of current maturities.................       11,510        20,255       28,389       35,697       41,675
Stockholders' deficit.....................................       (1,760)      (15,070)     (24,132)     (29,879)     (25,646)

______________
Notes to Selected Financial Data

(1) Represents a non-cash charge of $1.89 million resulting from the partial forgiveness and cancellation of note receivable from Mr. Margolis during the year ended January 29, 2000.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

     This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words "anticipates", "believes", "estimates", "objectives", "goals", "aims", "hopes", "may", "likely", "should" and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-K include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by certain of our current and future licensees, such as Target Stores and Carrefour, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the effect of national and regional economic conditions, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines both within and outside of Target Stores, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee and Sideout branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under "Item 1. Business-Risk Factors" as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially effect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

     In November 1997, we reaffirmed our strategic relationship with Target Stores, a division of Target Corp., by entering into the Amended Target Agreement, which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. See "Item
1. Business. United States Retail Direct Licensing." Under the Amended Target Agreement, Target Stores will pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on a percentage of Target Stores' net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. Under the Amended Target Agreement, in most cases, we or Spell C must receive Target Stores' consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the agreement. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand in several international markets through retail direct or wholesale licenses with manufacturers or other companies who have market power and economies of scale in the respective markets.

     Target Stores currently has over 1,053 stores in the United States and has publicly announced that it expects to open additional stores in the next twelve months. We expect that these additional stores will result in an increase in the overall sales volume of Cherokee branded products sold by Target Stores, however, there can be no assurance that overall sales volume will increase. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. The Amended Target Agreement, however, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. In Fiscal 2002 Target Stores reached the maximum royalty rate reduction in the third quarter. Additional stores are expected to cause Target Stores to reach the maximum royalty rate reduction even earlier in the upcoming year. This trend is expected to have a positive impact on our licensing revenues in our first quarter ended May 3, 2002 as well as our licensing revenues for our entire fiscal year ended January 31, 2003, but may have a negative impact on our licensing revenues in our third quarter ended November 1, 2002.

     As part of a recapitalization that occurred in September 1997, we sold to Spell C, our wholly owned subsidiary, all of our rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of our rights in the Amended Target Agreement in exchange for the proceeds from the sale of the Secured Notes. See "Item 1. Business. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes." Spell C issued for an aggregate of $47.9 million, privately placed Zero Coupon Secured Notes, yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee brand name and trademarks. The Secured Notes indenture provides that any royalties generated by the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture for distribution to holders of the Secured Notes. Excess amounts in the collection account may be distributed to Spell C only if the excess amounts exceed the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, will then be distributed by Spell C to us. Since the aggregate payments due under the Amended Target Agreement are $60 million and equal the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60 million, there is no assurance that there will be any excess amounts to be distributed. See "Item 1. Risk Factors."

     Target Stores commenced the initial sales of Cherokee branded merchandise in July 1996. Royalty revenues from Target Stores were $6.4 million during the eight-month fiscal period ended January 31, 1998, $14.6 million during the fiscal year ended January 30, 1999, $16.3 million during Fiscal 2000, $19.3 million during Fiscal 2001 and $20.7 million during Fiscal 2002, which accounted for 75%, 76%, 66%, 68% and 67%, respectively, of our consolidated revenues during such periods. While all royalties paid under the Amended Target Agreement appear in our consolidated financial statements, since the issuance of the Secured Notes, most of such royalties have been, and most, if not all of such royalties received until the maturity of the Secured Notes, will be distributed to the holders of the Secured Notes. See "Item 1. Risk Factors." Prior to the maturity of the Secured Notes, royalties from the Amended Target Agreement will be offset by principal payments to the holders of the Secured Notes in the amount of $9.0 million per year during the first two years and $10.5 million per year during the third through sixth years of the term of the indenture. During Fiscal 2002, of the $20.7 million in royalty revenues received from Target Stores, $10.5 million was paid to the holders of the Secured Notes. At various times during Fiscal 2002, Spell C distributed a total of $10.9 million to us (which amount includes royalty revenues received from Target Stores during both Fiscal 2001 and Fiscal 2002 and interest income earned on royalty revenues). While we believe that royalties payable under the Amended Target Agreement may continue to exceed the minimum guaranteed royalty payable thereunder, we cannot predict this with any accuracy. The revenues generated from all other licensing agreements during the eight-month fiscal period ended January 31, 1998 were $2.1 million, during the fiscal year ended January 30, 1999 were $4.7 million, during Fiscal 2000 were $8.4 million, during Fiscal 2001 were $9.0 million and during Fiscal 2002 were $10.0 million, which accounted for 25%, 24%, 34%, 32% and 33%, respectively, of our revenues during such periods.

     In November 1997, we purchased the Sideout brand and related trademarks from Sideout Sport, Inc. for approximately $2.0 million and a portion of the future royalties generated by the Sideout brand. Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligation to pay Sideout Sport Inc. During Fiscal 2002, we made additional contingent payments of $1.3 million under the Sideout Agreement. Since January 1999, we have paid, in total, $3.98 million in contingent payments under the Sideout Agreement. The Sideout brand generated licensing revenues from existing contracts of approximately $3.3 million during Fiscal 2002, which accounted for approximately 10.9% of our revenues during such period. See "Item 1. Business Sideout Agreement."

     As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

     As of November 29, 1999, we and The Newstar Group, d/b/a The Wilstar Group ("Wilstar") entered into a Second Revised and Restated Management Agreement which revised and restated the terms under which Wilstar agreed to continue to provide us with the executive management services of our Chief Executive Officer Robert Margolis. Mr. Margolis is currently the sole stockholder of Wilstar. On January 3, 2001, Wilstar assigned the management agreement to Mr. Margolis. As base compensation for services rendered, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. Mr. Margolis is also eligible for annual performance bonuses.

     The management agreement provides that, for each fiscal year after Fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for Fiscal 2002 we accrued a bonus of $2.56 million for Mr. Margolis, and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase.

     In addition to licensing our own brands, we assist other companies in identifying licensees for their brands. During Fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo, which provides that we will receive 15% of the royalties paid to Mossimo by Target Stores. Under Mossimo's agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three- year term of the agreement. Mossimo's agreement with Target Stores is subject to early termination under certain circumstances. During Fiscal 2002, we received revenues from Mossimo of $2.2 million.

     Additionally, in Fiscal 2002, we entered into four other exclusive consulting agreements, one to represent Hot Kiss in Europe, Asia and South America, one to represent DIC Entertainment's Liberty Kid's for certain categories in the United States, one to represent Candie's for certain categories in Asia, and one to represent Mrs. Fields both domestically and internationally. Other active consulting agreements include one to represent Bum in Mainland China, Hong Kong and Macao and one to represent Rampage in the Philippines, Mainland China, Hong Kong, Macao, Korea, Taiwan, Singapore, Malaysia, Indonesia, Thailand, Vietnam and Cambodia. Our consulting agreements with Maui and Sons Inc. and Pritikin expired during Fiscal 2002.

     In 1997, our Board changed our fiscal year end to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align us with our licensees who generally also operate and plan using such a fiscal year. Prior to this change our fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest May 31. As a result, the 1999 fiscal year ended on January 30, 1999 and included 52 weeks, Fiscal 2000 ended on January 29, 2000 and included 52 weeks, Fiscal 2001 ended on February 3, 2001 and included 53 weeks and Fiscal 2002 ended on February 2, 2002 and included 52 weeks.

Critical Accounting Policies and Estimates

         Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

         Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

         . Revenue Recognition Policy. Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectibility is reasonably assured.

         . Deferred Taxes. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

         . Impairment of Long-Lived Assets. Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 121 which generally requires management to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

         . Contingencies and Litigation. Management evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and records accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. Management makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Results of Operations

     The following table sets forth for the periods indicated certain of our consolidated financial data. In December 1997, we assigned the Amended Target Agreement to Spell C and Spell C issued the Second notes. As a result, during the fiscal year ended January 29, 2000, $9.0 million in royalty revenues, during Fiscal 2001, $10.125 million in royalty revenues and during Fiscal 2002, $10.5 million in royalty revenues were distributed to the holders of the Secured Notes.

                                                                              Year Ended         Year Ended        Year Ended
                                                                             February 2,        February 3,       January 29,
                                                                                2002               2001              2000
                                                                                ----               ----              ----
Royalty revenues .......................................................    $30,674,000        $28,281,000       $24,714,000
Selling, general, administrative and amortization expenses .............      9,133,000          8,351,000         7,486,000
Forgiveness of note receivable .........................................             --                 --         1,890,000(1)
                                                                            -----------        -----------       -----------
Operating income .......................................................     21,541,000         19,930,000        15,338,000
Interest expense net of interest income ................................      1,462,000          1,937,000         2,418,000
Income tax provision ...................................................      8,020,000          7,227,000         4,859,000
                                                                            -----------        -----------       -----------
     Net income ........................................................    $12,059,000        $10,766,000       $ 8,061,000
                                                                            ===========        ===========       ===========

--------------
     (1) A non-cash charge of $1.89 million resulting from the partial forgiveness and cancellation of the note receivable from Mr. Margolis during the year ended January 29, 2000.


Fiscal 2002 compared to Fiscal 2001

     In Fiscal 2002, revenues increased 8.5% to $30.7 million from $28.3 million for Fiscal 2001. Revenues for Fiscal 2002 and Fiscal 2001 were generated from licensing our trademarks and finders fees for placing Mossimo with Target Stores. Revenues from Target Stores for Fiscal 2002 and Fiscal 2001 were $20.7 million or 67% of revenues and $19.3 million or 68% of revenues, respectively. Revenues from all other sources for Fiscal 2002 and Fiscal 2001 were $10.0 million or 33% of revenues and $9.0 million or 32% of revenues, respectively. Zellers paid royalties of approximately $3.8 million in Fiscal 2002 compared to $3.7 million in Fiscal 2001. In Fiscal 2002, Mervyn's continued its expansion of the Sideout brand into other product categories and paid royalties of approximately $2.7 million compared to $2.3 million in Fiscal 2001. Our international licensing revenues were $4.5 million in Fiscal 2002 compared to $4.4 million in Fiscal 2001. For Fiscal 2003, we expect the launch of Cherokee products in Carrefour stores in spring 2002 and in Tesco stores in fall 2002 to have a positive impact on our international licensing revenues; however, even then there can be no guarantee that any royalties will be significant in amount. During Fiscal 2002, royalty revenues from wholesale licensing agreements totaled $274,000 compared to $1.2 million for Fiscal 2001. The reduction in royalty revenues is related to the termination and/or cancellation of licensing agreements and to the inclusion in Fiscal 2001 of a one-time $300,000 royalty payment from a terminated licensee. In Fiscal 2002, our revenues included $2.2 million from Mossimo Inc. compared to $297,000 for Fiscal 2001.

     Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $6.2 million and $5.89 million for Fiscal 2002 and Fiscal 2001, respectively, included an accrual for Target Stores, Zellers and Mervyn's royalty revenues and Mossimo fees earned during the fourth quarters of Fiscal 2002 and Fiscal 2001 and these revenues were subsequently received in the following quarter.

     Selling, general and administrative expenses including amortization of trademarks for Fiscal 2002 were $9.1 million or 29.7% of revenues compared to $8.4 million or 29.5% of revenues for Fiscal 2001. Selling, general and administrative expenses in Fiscal 2002 increased due to expenses of approximately $222,000 in severance payments, $138,000 in amortization of our trademarks, $68,000 in charitable contributions, $67,000 in marketing expenses and an additional bonus expense of $689,000, offset by decreases of $175,000 for travel and entertainment expenses. For Fiscal 2002, certain other accruals totaling $250,000 were deemed no longer required and were reversed out. Amortization expenses are expected to increase as Sideout contingent payments increase and we purchase other trademarks, and management and staff bonus expenses are expected to rise as our EBITDA rises.

     Our interest expense for Fiscal 2002 was $1.8 million compared to $2.4 million for Fiscal 2001. The interest expense is attributable to the Secured Notes. Interest expense is expected to decrease as we continue to make quarterly payments on the Secured Notes and the outstanding principal of such notes is reduced. Our investment and interest income for Fiscal 2002 was $292,000 compared to $430,000 for Fiscal 2001. Although we had more cash available for investment, the decrease in investment and interest income is due mainly to lower interest rates being offered for investments.

     For Fiscal 2002, we booked for generally accepted accounting principles a tax provision of $8.0 million or $0.97 per diluted share, compared to $7.2 million or $0.86 per diluted share for Fiscal 2001. Our effective tax rate was 39.9% for Fiscal 2002 and 40.1% for Fiscal 2001. Our net income for Fiscal 2002 was $12.1 million or $ 1.46 per diluted share compared to a net income of $10.8 million or $1.29 per diluted share for Fiscal 2001. A portion of this increase in our earnings per share is attributable to our repurchase of 68,300 shares of our common stock during Fiscal 2002.

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

     Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $5.8 million and $4.3 million for Fiscal 2001 and Fiscal 2000, respectively, included an accrual for Target Stores, Zellers and Mervyn's royalty revenues earned during the fourth quarters of Fiscal 2001 and Fiscal 2000 and these revenues were subsequently received in the following quarter.

     Selling, general and administrative expenses including amortization of trademarks for Fiscal 2001 were $8.4 million or 29% of revenues compared to $9.4 million or 38% of revenues for Fiscal 2000. Excluding a $1.89 million non-recurring expense related to the forgiveness and cancellation of a note receivable from our CEO, Mr. Margolis, selling, general and administrative expenses for Fiscal 2000 were $7.5 million or 30% of revenues for Fiscal 2000. After excluding such nonrecurring expense from Fiscal 2000 results, selling, general and administrative expenses in Fiscal 2001 increased due to expenses of approximately $341,000 in salaries for additional marketing staff to intensify our domestic and international efforts to negotiate contracts, $135,000 in amortization of our trademarks and an additional bonus expense of $393,000.

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

     We have fully utilized the net operating losses generated subsequent to our 1994 reorganization, which were not subject to Section 382 limitations. For Fiscal 2001, we utilized $780,450 of our limited Section 382(1)(b) net operating losses for both federal and state. In Fiscal 2000, we utilized $5.3 million of our federal net operating loss carryovers and $780,450 of our limited Internal Revenue Code Section 382(1)(6) net operating loss carryovers for both federal and state. Our effective tax rate was 40% for Fiscal 2001 and 37.6% for Fiscal 2000.

     Our net income for Fiscal 2001 was $10.8 million or $1.29 per diluted share compared to a net income of $8.1 million or $0.94 per diluted share for Fiscal 2000. A portion of this increase in earnings per share is attributable to our repurchase of 249,000 shares of our common stock during Fiscal 2001.


Liquidity and Capital Resources

     Cash Flows. On February 2, 2002 we had cash and cash equivalents of $7.0 million, which amount included restricted cash of $2.6 million held in a collection account by the trustee under the indenture for the Secured Notes. On February 3, 2001 we had cash and cash equivalents of $5.3 million, which amount included restricted cash of $2.7 million. The $1.7 million increase in cash and cash equivalents is primarily attributable to a reduction in the number of shares of our common stock that we repurchased during Fiscal 2002.

     During Fiscal 2002, cash provided by operations was $14.6 million, compared to $14.5 million in Fiscal 2001. During Fiscal 2002, cash used in investing activities was $1.8 million, all of which was attributable to trademark purchases and registration fees incurred in connection with continued payments under the Sideout Agreement and registration of the Sideout trademarks. In comparison, during Fiscal 2001, cash used in investing activities was $1.5 million, due to $1.8 million which was attributable to trademark purchases and registration fees incurred in connection with continued payments under the Sideout Agreement and registration of the Sideout trademarks, partially offset by the repayment of a $373,000 note receivable. During Fiscal 2002, cash used in financing activities was $11.0 million compared to $12.6 million in Fiscal 2001. The decrease in cash used in financing activities was primarily attributable to a reduction in the number of shares of our common stock that we repurchased during Fiscal 2002. During Fiscal 2002, pursuant to our Board of Directors' direction to repurchase a portion of our common stock, we used $607,000 of cash to repurchase 68,300 shares of our common stock, in comparison to Fiscal 2001 when we used $2.1 million of our cash to repurchase 249,000 shares. Additionally, during Fiscal 2002 payments were made totaling $10.5 million on the Secured Notes in comparison to $10.125 million during Fiscal 2001.

     Uses of Liquidity. Our cash requirements through the end of Fiscal 2003 are primarily to fund operations, repay the Secured Notes, repurchase shares of our common stock and, to a lesser extent for capital expenditures. We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.


     The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

=====================================================================================================================
                                    Payments Due by Period (a)
                                    ---------------------------------------------------------------------------------
                                    ---------------------------------------------------------------------------------
Contractual Obligations             Less than 1 year      1-3 years     4 - 5 years   After 5 years  Total
---------------------------------------------------------------------------------------------------------------------
Long-Term Debt (b)                    $10,500,000         $13,125,000        --             --       $ 23,625,000
---------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                  --                  --            --             --            --
---------------------------------------------------------------------------------------------------------------------
Operating Leases (c)                  $   108,000         $   162,000        --             --       $    270,000
---------------------------------------------------------------------------------------------------------------------
Unconditional Purchase Obligations         --                  --            --             --            --
---------------------------------------------------------------------------------------------------------------------
Other Long-Term Obligations               (d)(e)             (d)(e)          --             --          (d)(e)
---------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations    $10,608,000(f)      $13,287,000 (f)    --             --       $ 23,895,000(f)
---------------------------------------------------------------------------------------------------------------------

               (a) For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captions "Less than 1 year" starts February 3, 2002 and ends February 1, 2003.

               (b)   Represents payments to the holders of the Secured Notes.

               (c) Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2004; however, we have an option to extend the term of the lease for one additional three-year period for monthly rental payments of $9,010.

               (d) Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million of royalties received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingency payments of $5.5 million or October 22, 2004, we will have no further obligations to pay Sideout Sport Inc. Since January 1999, we have paid, in total, $3.98 million in contingent payment under the Sideout Agreement. Because payments to Sideout Sport Inc. are based on royalties received, we cannot predict the exact amount of payments we will be obligated to make to Sideout Sport up to October 22, 2004.

               (e) Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after Fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for Fiscal 2002 we accrued a bonus of $2.56 million for Mr. Margolis and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date the termination, a lump sum in cash in excess of $9.0 million. See "Item 1. Risk Factors."

               (f) Stated amount does not include any payments pursuant to either the Sideout Agreement or the management agreement with Mr. Margolis.

         On December 23, 1997, Spell C issued the Secured Notes which yield 7.0% interest per annum and mature on February 20, 2004. See "Item 1. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes" and "Item. Risk Factors." The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. Spell C is dependant on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for a minimum annual royalty payment, if for any reason Target Stores does not pay the minimum royalties, Spell C will be unable to meet, and will default on, its payment obligations under the indenture for the Secured Notes. We are not guarantors of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes and the permanent loss of such trademarks as a result of a default would have a material adverse effect on our business, financial condition and results of operations. The Secured Notes indenture does not contain any financial covenants that require the maintenance of any financial ratios, cash flows, stock price, value of any assets, credit rating, level of earnings or earnings per share. The Secured Notes indenture does contain covenants prohibiting Spell C from, among other things, transferring any right, title or interest in the Amended Target Agreement or the United States Cherokee trademarks, incurring any encumbrances on such agreement or trademarks, or taking any action to impair the liens on such agreement or trademarks in favor of the holders of the Secured Notes. As of February 2, 2002, Spell C was in compliance with the covenants in the indenture for the Secured Notes.

         As of February 2, 2002 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of the Senior Notes or any other material third-party obligations. As of February 2, 2002, we do not have any standby letters of credit nor any standby repurchase obligations.

         Through May 1999, we paid a quarterly dividend. However, the payment of any future dividends will be at the discretion of our Board and will be dependant upon our financial conditions, results of operations, capital requirements and other factors deemed relevant by our board.

         Sources of Liquidiity. Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments though the end of Fiscal 2003 ; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. See "Item 1. Risk Factors" We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled "Risk Factors" in Item 1 of this Form 10-K and under the caption title "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Item 7.

         If our revenues and cash flows during Fiscal 2003 are only slightly lower than Fiscal 2002, we may not have cash available to continue to repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If our revenues and cash flows during Fiscal 2003 are materially lower than Fiscal 2002, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses and possibly the Sideout Agreement. Further, the aggregate scheduled amortization under the Secured Notes does not exceed the aggregate minimum guaranteed royalty payments under the Amended Target Agreement. Until the outstanding amount under the Secured Notes is fully paid, our ability to obtain funds from conventional sources of long-term external financing, such as debt, convertible debt or equity financings is somewhat limited. We do believe that, if necessary, even prior to the full repayment of the Secured Notes, we would have access to short-term external financing, but we cannot provide any assurance that financing would be available to us on acceptable terms or at all.

Inflation and Changing Prices

     Inflation, traditionally, has not had a significant effect on our operations. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material impact on future operations.


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

     Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. Revenues from international licensing comprise 14.6% of our consolidated revenues. For Fiscal 2002, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate was not material.

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                         Page
                                                                                                                         ----
CHEROKEE INC.

Report of Independent Accountants......................................................................................   F-1

Consolidated Balance Sheets At February 2, 2002 and February 3, 2001...................................................   F-2

Consolidated Statements of Operations For the Years Ended February 2, 2002, February 3, 2001 and
     January 29, 2000..................................................................................................   F-3

Consolidated Statements of Stockholders' Deficit For the Years Ended February 2, 2002, February 3, 2001 and
     January 29, 2000..................................................................................................   F-4

Consolidated Statements of Cash Flows For the Years Ended February 2, 2002, February 3, 2001 and
     January 29, 2000..................................................................................................   F-5

Notes to Financial Statements..........................................................................................   F-6

SCHEDULE

II Valuations and Qualifying Accounts and Reserves.....................................................................  F-14

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

                        REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors and Stockholders of
Cherokee Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cherokee Inc. and its subsidiary at February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for the three years ended February 2, 2002, February 3, 2001 and January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 21, 2002

                                 CHEROKEE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 February 2,     February 3,
                                                                                                    2002             2001
                                                                                                    ----             ----
Assets

Current assets:
     Cash and cash equivalents..............................................................      $ 4,394,000     $ 2,598,000
     Restricted cash........................................................................        2,645,000       2,724,000
     Receivables, net.......................................................................        6,232,000       5,893,000
     Prepaid expenses and other current assets..............................................           62,000          37,000
     Deferred tax asset.....................................................................          886,000         713,000
                                                                                                 ------------    ------------
          Total current assets..............................................................       14,219,000      11,965,000

Securitization fees, net of accumulated amortization of $840,000 and $634,000,
   respectively.............................................................................          401,000         606,000
Deferred tax asset..........................................................................        2,100,000         493,000
Property and equipment, net of accumulated depreciation of $265,000 and
   $202,000, respectively...................................................................          156,000         219,000
Trademarks, net.............................................................................        7,365,000       6,115,000
Other assets................................................................................           15,000          15,000
                                                                                                 ------------    ------------
          Total assets......................................................................     $ 24,256,000    $ 19,413,000
                                                                                                 ============    ============

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable.......................................................................       $  422,000      $  302,000
     Other accrued liabilities..............................................................        3,584,000       3,176,000
     Current portion of long term notes payable.............................................       10,500,000      10,500,000
                                                                                                 ------------    ------------
          Total current liabilities.........................................................       14,506,000      13,978,000
Other liabilities...........................................................................            -             250,000
Notes payable less current portion..........................................................       11,510,000      20,255,000
                                                                                                 ------------    ------------
          Total liabilities.................................................................       26,016,000      34,483,000
                                                                                                 ------------    ------------

Commitments and Contingencies (Note 8)

Stockholders' Deficit
Preferred stock, $.02 par value 1,000,000 shares authorized.
     None issued and outstanding............................................................               --              --
Common stock, $.02 par value, 20,000,000 shares authorized, 8,163,405 and
   8,231,705 shares issued and outstanding at February 2, 2002 and February 3,
   2001, respectively.......................................................................          164,000         165,000
Additional paid-in capital..................................................................        1,252,000              --
Accumulated deficit.........................................................................       (3,176,000)    (15,235,000)
                                                                                                 ------------    ------------
        Total stockholders' deficit.........................................................       (1,760,000)    (15,070,000)
                                                                                                 ------------    ------------
        Total liabilities and stockholders' deficit.........................................     $ 24,256,000    $ 19,413,000
                                                                                                 ============    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                 CHEROKEE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Year  Ended
                                                                                        ------------------------

                                                                              February 2,      February 3,     January 29,
                                                                                  2002            2001            2000
                                                                                  ----            -----           ----
Net revenues..............................................................     $30,674,000      $28,281,000     $24,714,000
Selling, general and administrative expenses..............................       8,599,000        7,955,000       9,115,000
Amortization of trademarks................................................         534,000          396,000         261,000
                                                                               -----------      -----------     -----------
          Operating income................................................      21,541,000       19,930,000      15,338,000
Other income (expenses):
     Interest expense.....................................................      (1,754,000)      (2,367,000)     (2,817,000)
     Investment and interest income.......................................         292,000          430,000         399,000
                                                                               -----------      -----------     -----------
          Total other expenses, net.......................................      (1,462,000)      (1,937,000)     (2,418,000)
                                                                               -----------      ------------    -----------
Income before income taxes................................................      20,079,000       17,993,000      12,920,000
Income tax provision......................................................       8,020,000        7,227,000       4,859,000
                                                                               -----------      -----------     -----------
     Net income...........................................................     $12,059,000      $10,766,000     $ 8,061,000
                                                                               ===========      ===========     ===========
     Basic earnings per share.............................................     $      1.47      $      1.29     $      0.94
                                                                               ===========      ===========     ===========
     Diluted earnings per share...........................................     $      1.46      $      1.29     $      0.94
                                                                               ===========      ===========     ===========
Weighted average shares outstanding:
     Basic................................................................       8,199,284        8,334,420       8,618,053
     Diluted..............................................................       8,243,554        8,349,599       8,620,511



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                 CHEROKEE INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                    Notes
                                                Common Stock         Additional                   Receivable
                                               -------------          Paid-in      Accumulated       from
                                             Shares     Par Value     Capital        Deficit     Stockholder       Total
                                             -------    ----------    --------       -------     -----------       -----
Balance at January 30, 1999...............  8,705,428  $  174,000                 $(27,919,000)  $(2,134,000)   $(29,879,000)
Purchase and retirement of
   treasury shares........................   (233,000)     (4,000)                  (1,903,000)                   (1,907,000)
Cash dividend distributions...............                                          (2,176,000)                   (2,176,000)
Forgiveness of note receivable
   from stockholder.......................                                                         1,890,000       1,890,000
Interest on note receivable from
   stockholder............................                                                          (121,000)       (121,000)
Net income for the year ended
   January 29, 2000.......................                                           8,061,000                     8,061,000
                                           ----------   ---------                  -----------   -----------    ------------
Balance at January 29, 2000...............  8,472,428     170,000                  (23,937,000)     (365,000)    (24,132,000)
Exercise of director warrant..............      8,277                                   12,000                        12,000
Purchase and retirement of
   treasury shares........................   (249,000)     (5,000)                  (2,096,000)                   (2,101,000)
Stock option tax benefit..................                                              20,000                        20,000
Interest on note receivable from
   stockholder............................                                                            (8,000)         (8,000)
Repayment of note receivable
   from stockholder.......................                                                           373,000         373,000
Net income for the year ended
   February 3, 2001.......................                                          10,766,000                    10,766,000
                                            ---------  ----------                 ------------   -----------    ------------
Balance at February 3, 2001...............  8,231,705     165,000                  (15,235,000)           --     (15,070,000)
Purchase and retirement of
   treasury shares........................    (68,300)     (1,000)  $ (606,000)                                     (607,000)
Utilization of pre-bankruptcy NOL
    carryforwards.........................                           1,858,000                                     1,858,000
Net income for the year ended
   February 2, 2002.......................                                          12,059,000                    12,059,000
                                            ---------  ----------   ----------    ------------   -----------    ------------
Balance at February 2, 2002...............  8,163,405  $  164,000   $1,252,000    $ (3,176,000)  $        --    $ (1,760,000)
                                            =========  ==========   ==========    ============   ===========    ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                 CHEROKEE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year ended
                                                                                          ---------------------

                                                                              February 2,        February 3,        January 29,
                                                                                 2002               2001               2000
                                                                                 -----              -----              ----
Operating activities
Net income .............................................................       $ 12,059,000        $ 10,766,000     $  8,061,000
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization .....................................             63,000              46,000           61,000
     Amortization of trademarks ........................................            534,000             396,000          260,000
     Amortization of securitization fees ...............................            206,000             206,000          206,000
     Amortization of debt discount .....................................          1,754,000           2,367,000        2,817,000
     Interest income on note receivable from stockholder ...............                 --              (8,000)        (121,000)
     Deferred taxes ....................................................             78,000           1,170,000        2,012,000
     Forgiveness of note receivable ....................................                 --                  --        1,890,000
     Changes in current assets and liabilities:
          Receivables ..................................................           (339,000)         (1,052,000)      (1,609,000)
          Prepaids and other current assets ............................            (25,000)             (9,000)           1,000
          Accounts payable .............................................            120,000            (298,000)         320,000
          Accrued payroll and related expenses .........................            408,000             909,000          531,000
          Other liabilities ............................................           (250,000)                 --         (250,000)
                                                                               ------------        ------------     ------------
               Net cash provided by operating activities ...............         14,608,000          14,493,000       14,179,000
                                                                               ------------        ------------     ------------

Investing activities
Purchases of trademarks ................................................         (1,784,000)         (1,845,000)      (1,750,000)
Purchase of property and equipment .....................................                 --             (62,000)         (31,000)
Repayment on note receivable from stockholder ..........................                 --             373,000               --
Change in other assets .................................................                 --                  --           91,000
                                                                               ------------        ------------     ------------
               Net cash used in investing activities ...................         (1,784,000)         (1,534,000)      (1,690,000)
                                                                               ------------        ------------     ------------

Financing activities
Decrease (increase) in restricted cash .................................             79,000            (400,000)       2,176,000
Payment of long-term debt ..............................................        (10,500,000)        (10,125,000)      (9,000,000)
Proceeds from exercise of warrants .....................................                 --              12,000               --
Purchase of treasury shares ............................................           (607,000)         (2,101,000)      (1,907,000)
Cash distributions and dividends .......................................                 --                  --       (4,352,000)
                                                                               ------------        ------------     ------------
              Net cash used in financing activities ....................        (11,028,000)        (12,614,000)     (13,083,000)
                                                                               ------------        ------------     ------------
 (Decrease) increase in cash and cash equivalents ......................          1,796,000             345,000         (594,000)
Cash and cash equivalents at beginning of period .......................          2,598,000           2,253,000        2,847,000
                                                                               ------------        ------------     ------------
 Cash and cash equivalents at end of period ............................       $  4,394,000        $  2,598,000     $  2,253,000
                                                                               ============        ============     ============
Total paid during period:
     Income taxes ......................................................       $  7,543,000        $  5,115,000     $  3,143,000
     Interest ..........................................................       $  2,264,000        $  1,626,000     $    900,000
Non-cash transactions:
       Utilization of pre-bankruptcy NOL carryforwards .................       $  1,858,000        $         --     $         --

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                 CHEROKEE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business

     Cherokee Inc. (which may be referred to as we, us, or our) is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns or represents. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Company Year End

     Our fiscal year comprises of a 52 or 53 week period ending on the Saturday nearest to January 31.

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

     Trademark registrations, renewal fees and acquired trademarks are stated at cost and are amortized over their estimated useful life not exceeding fifteen years.

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

Concentrations of Credit Risk

     Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At February 2, 2002 and February 3, 2001, our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer accounted for approximately 68% and 67%, respectively, of our trade receivables at February 2, 2002 and February 3, 2001 and approximately 67%, 68% and 66%, respectively, of our revenues during the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000. Our international revenues represent approximately 15%, 16% and 18%, respectively, of our total revenues during the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

Significant Contracts

     In 1997, we entered into an agreement with Target Stores that grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. Under the Target Stores agreement, Target Stores will pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on percentages, specified in the agreement, of Target Stores' net sales of Cherokee branded merchandise during each fiscal year, which percentages vary based on the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two fiscal years ended January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The agreement will automatically renew for successive one-year periods, providing Target Stores is current in its minimum guaranteed payments, unless Target Stores provides one-year notice to terminate the agreement.

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

     In 1997, we entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in certain categories of merchandise. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. During Fiscal 2002, Zellers exercised its right to renew its licensing agreement for the Cherokee brand for an additional term of five years on the same terms and conditions. The renewal term will commence on February 1, 2003 and continue through January 31, 2008.

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

Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income components which under generally accepted accounting principles ("GAAP") bypass the income statement and are reported in the balance sheet as a separate component of equity. For the three years ended February 2, 2002, February 3, 2001 and January 29, 2000, we had no other comprehensive income components as defined in SFAS No. 130, and accordingly, net income equals comprehensive income.

Segment Reporting

     We determine and disclose our segments in accordance with SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information" which uses a "management" approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position nor the disclosure of segment information, as our reporting structure provides for only one segment-- the marketing and licensing of trademarks.

3.   Receivables

     Receivables consist of the following:

                                                     February 2,    February 3,
                                                        2002           2001
                                                        -----          ----
     Trade........................................  $ 6,061,000     $ 5,784,000
     Other........................................      171,000         109,000
                                                    -----------     -----------
                                                    $ 6,232,000     $ 5,893,000
                                                    ===========     ===========

     Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balance as of February 2, 2002 and February 3, 2001 included an accrual for Target Stores, Zellers and Mervyn's royalty revenues and Mossimo fees earned during the fourth quarter periods ended February 2, 2002 and February 3, 2001 and subsequently received in the following quarter.

4.   Trademarks

     Trademarks consist of the following:

                                                         February 2, 2002  February 3, 2001
                                                         ----------------  ----------------
     Trademarks.......................................      $8,798,000       $ 7,014,000
     Accumulated amortization.........................      (1,433,000)         (899,000)
                                                            ----------      ------------
          Total.......................................      $7,365,000       $ 6,115,000
                                                            ==========       ===========

     In November 1997, we entered into an agreement with Sideout Sport Inc. (the "Sideout Agreement") to purchase trademarks and licenses related to Sideout(R), Sideout Sport(R) and King of the Beach(R). Pursuant to the Sideout Agreement we paid $1.5 million at the closing date of the acquisition and agreed to pay $500,000 upon the release of liens, of which $495,000 was paid during the fiscal year ended January 30, 1999. We will also pay Sideout Sport Inc., on a quarterly basis, additional consideration contingent upon a formula of licensing revenues, as defined in the Sideout Agreement. Such contingent consideration is limited to a maximum of $5.5 million, or the lesser amount which may be earned through October 22, 2004. Since January 1, 1999, we have paid in total over $3.98 million in contingent payments under the Sideout Agreement. Our Executive Vice President is a significant stockholder in Sideout Sport, Inc.

     During the fiscal year ended February 2, 2002 ( "Fiscal 2002") the Company did not purchase trademarks, other than the contingent purchase payments to Sideout Inc., in comparison to trademark purchases totaling $52,000 for the fiscal year ended February 3, 2001 ("Fiscal 2001"). The purchases in 2001 related to acquisitions of foreign trademark registrations for the trade names Cherokee and Sideout. Under the terms of the Sideout Agreement, we capitalized $1.3 million for Fiscal 2002 in comparison to $1.2 million for Fiscal 2001. Trademark registration and renewal fees capitalized for Fiscal 2002 totaled $451,000 in comparison to $584,000 for Fiscal 2001.

5.   Long-Term Debt

     On December 23, 1997, we completed the recapitalization described below and publicly announced that we would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998. As part of the recapitalization and in exchange for the proceeds from the Secured Notes (as defined below), we sold to our wholly-owned subsidiary, Spell C, all our rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of our rights in an amended licensing agreement (the "Amended Target Agreement") with Target Stores, a division of Target Corporation. Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the "Secured Notes"), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are collateralized by the Amended Target Agreement and the domestic Cherokee brand name and trademarks. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, may then be distributed by Spell C to us. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement which is also $60.0 million. During Fiscal 2002 and Fiscal 2001, the trustee distributed from the collection account $10.5 million and $10.125 million, respectively to the holders of the Secured Notes.

5.   Long-Term Debt continued


     The maturity schedule of Secured Notes is as follows:

                                                                                                        Face Value
                                                                                                        ----------
2003 .............................................................................................     $10,500,000
2004 .............................................................................................      10,500,000
Thereafter .......................................................................................       2,625,000
                                                                                                       -----------
     Total .......................................................................................     $23,625,000
Less unamortized note discount ...................................................................       1,615,000
                                                                                                       -----------
                                                                                                        22,010,000
Less current portion of long term debt ...........................................................      10,500,000
                                                                                                       -----------
     Long term obligation ........................................................................     $11,510,000
                                                                                                       ===========

6.   Income Taxes

     The income tax provision as shown in the statements of operations includes the following:

                                                                             Year Ended      Year Ended     Year Ended
                                                                             February 2,    February 3,     January 29,
                                                                                2002           2001            2000
                                                                                ----           ----            ----
     Current:
          Federal.......................................................      $5,747,000      $4,299,000     $1,139,000
          State.........................................................       1,758,000       1,317,000      1,077,000
          Foreign.......................................................         437,000         447,000        427,000
                                                                              ----------      ----------     ----------
                                                                               7,942,000       6,063,000      2,643,000
     Deferred:
          Federal.......................................................          68,000         888,000      2,179,000
          State.........................................................          10,000         276,000         37,000
                                                                              ----------      ----------     ----------
                                                                                  78,000       1,164,000      2,216,000
                                                                              ----------      ----------     ----------
                                                                              $8,020,000      $7,227,000     $4,859,000
                                                                              ==========      ==========     ==========

     Deferred income taxes are comprised of the following:

                                                                    February 2, 2002              February 3, 2001
                                                                    ----------------              ----------------
                                                                 Current     Non-Current      Current      Non-Current
                                                                 -------     -----------      -------      -----------
     Deferred tax assets:
          Fixed assets.....................................      $      --    $   (19,000)    $      --      $  (16,000)
          Tax effect of NOL carryovers.....................        273,000      2,185,000       265,000       2,388,000
          Other............................................        613,000        (66,000)      448,000         (21,000)
          Valuation allowance..............................             --             --            --      (1,858,000)
                                                                 ---------    -----------     ---------      ----------
          Total deferred tax assets........................      $ 886,000    $ 2,100,000     $ 713,000       $ 493,000
                                                                 =========    ===========     =========      ==========

     Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income. Accordingly, for the year ended February 2, 2002, the valuation allowance, relating to pre-organization carryovers, has been released in its entirety and credited to additional paid-in capital.

6.   Income Taxes continued

     A reconciliation of the actual income tax rates to the federal statutory rate follows:

                                                                           Year Ended     Year Ended     Year Ended
                                                                           February 2,    February 3,    January 29,
                                                                              2002           2001           2000
                                                                              ----           ----           ----
     Tax expense at U.S. statutory rate .................................      35.0%         34.0%          34.0%
     State income tax benefit net of federal income tax .................       5.8           5.8            5.7
     Others .............................................................      (0.9)           .3           (2.1)
                                                                            --------       -------        -------
     Tax provision (benefit) ............................................      39.9%         40.1%          37.6%
                                                                            ========       =======        =======

     In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL's and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC
Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. As of February 2, 2002 we have $7.0 million of federal
Section 382 NOLs available that begin to expire in 2008.

7.   Earnings Per Share

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three years ended February 2, 2002, February 3, 2001 and January 29, 2000:

                                                                                Income          Shares      Per Share
                                                                             (Numerator)    (Denominator)     Amount
                                                                             -----------    ------------      ------
     For the year ended February 2, 2002:
          Basic earnings per share......................................     $12,059,000       8,199,284      $ 1.47
          Effect of dilutive securities--stock options and warrants.....                          44,270
                                                                             -----------      ----------      ------
               Dilutive earnings per share..............................     $12,059,000       8,243,554      $ 1.46
                                                                             -----------      ----------      ------
     For the year ended February 3, 2001:
          Basic earnings per share......................................     $10,766,000       8,334,420      $ 1.29
          Effect of dilutive securities--stock options and warrants.....                          15,179
                                                                             -----------      ----------      ------
               Dilutive earnings per share..............................     $10,766,000       8,349,599      $ 1.29
                                                                             -----------      ----------      ------
    For the year ended January 29, 2000:
          Basic earnings per share......................................     $ 8,061,000       8,618,053      $ 0.94
          Effect of dilutive securities--stock options and warrants.....                           2,458
                                                                             -----------      ----------      ------
               Dilutive earnings per share..............................     $ 8,061,000       8,620,511      $ 0.94
                                                                             -----------      ----------      ------

     The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares for the three years ended February 2, 2002, February 3, 2001 and January 29, 2000 were 177,268, 291,735 and 503,702, respectively.

8.   Commitments and Contingencies

Leases

     We lease our current facility under an operating lease expiring on July 31, 2004. We have an option to extend the term of the lease for one additional three-year period. The future minimum non-cancellable lease payments are as follows:

                                                                      Operating
                                                                        Leases
                                                                        ------
     2003...........................................................  $ 108,000
     2004...........................................................    108,000
     2005...........................................................     54,000
                                                                      ---------
          Total future minimum lease payments.......................  $ 270,000
                                                                      =========

     Total rent expense was $105,000 for the year ended February 2, 2002, and $102,000 for each of the years ended February 3, 2001 and January 29, 2000.

9.   Related Party Transactions

     In 1995, we entered into a Management Agreement (the "Agreement") with The Newstar Group d/b/a The Wilstar Group ("Wilstar"), pursuant to which Wilstar agreed to provide management services to us by providing the services of Mr. Robert Margolis as Chief Executive Officer. On January 3, 2001, Wilstar assigned the Agreement to Mr. Margolis. The Agreement, as amended, terminated on February 2, 2002 and provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The Agreement will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by our Compensation Committee. Pre-tax earnings for Fiscal 2002, Fiscal 2001 and the year ended January 29, 2000 exceeded specified levels as agreed upon by our Compensation Committee thereby automatically extending the Agreement to February 1, 2005. The Agreement also provides that Mr. Margolis may elect two directors to the Board of Directors.

     The Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. For the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively, we paid to Mr. Margolis $
3.2 million, $2.76 million and $4.0 million of contractual base compensation and bonuses.

     On December 23, 1997 we loaned $2.0 million to Robert Margolis. The loan yielded 6.0% interest per annum and was recorded as a reduction to stockholders' equity. The principal amount of the note and all accrued interest thereon were due and payable on December 23, 2002.

     In connection with the amendment of the Agreement, our stockholders approved the forgiveness and cancellation of approximately $1.9 million of the note should we meet certain performance goals during the fourth quarter ended January 29, 2000. Having met the performance goals during the fourth quarter ended January 29, 2000, we recorded the partial forgiveness and cancellation of $1.9 million of the note receivable from stockholder as a charge against income in the year ended January 29, 2000. The remaining balance of the note receivable and accrued interest, totaling $373,000 was paid in full in June 2000.

10.  Capitalization

   Preferred Stock

     We are authorized to issue up to 1,000,000 shares of preferred stock. Our board of directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of February 2, 2002 and February 3, 2001, no shares of preferred stock were issued.

   Stock Option Plan

     Our 1995 Incentive Stock Option Plan (the "Plan") was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the Plan is to further our growth and development by providing an incentive to officers and other key employees who are in a position to contribute materially to our prosperity. Two types of stock options (the "Options") may be granted under the plan--Incentive and Non-Qualified stock options. The Options vest in equal installments over a three year period starting at the grant date and have a term of ten years. The maximum number of shares authorized for grants of options under the 1995 Plan is 900,000. As of February 2, 2002, we have 108,797 shares available for grants of options.

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


                                                2002         2001        2000
                                                ----         ----        ----
     Pro forma net income .................. $11,876,000 $10,381,000 $ 7,606,000
     Pro forma basic earnings per share .... $      1.45 $      1.25 $      0.88
     Pro forma diluted earnings per share .. $      1.44 $      1.24 $      0.88

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: for 2000, risk-free interest rates ranging between 4.82% and 5.82%; dividend yields of zero percent; volatility of 47.5%; and expected life of the option of three years; for 2001, risk-free interest rates ranging between 6.27% and 6.70%; dividend yields of zero percent; volatility of 48.16%; and for 2002, risk-free interest rate of 4.50%; dividend yields of zero percent; volatility of 28.77%; and expected life of the option of three years. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on pro forma financial results for future years.

     A summary of our stock option activity, and related information for the years ended February 2, 2002, February 3, 2001, and January 29, 2000 follows:

                                                                2002                    2001                    2000
                                                                ----                    ----                    ----
                                                                    Weighted                Weighted                 Weighted
                                                                    Average                 Average                  Average
                                                                    Exercise                Exercise                 Exercise
                                                         Options     Price       Options     Price       Options       Price
                                                         -------     -----       -------     -----       -------       -----
Outstanding at beginning of year.....................    599,536     $ 8.98      587,869     $ 9.01       561,059     $ 9.06
     Granted.........................................     10,000       8.90       95,000       7.85       155,000       8.33
     Exercised.......................................         --         --       (8,277)      1.48            --         --
     Forfeited.......................................    (50,000)      8.50      (75,056)      7.90      (128,190)      8.39
                                                         -------     ------      -------     ------      --------     ------
Outstanding at end of year...........................    559,536     $ 9.03      599,536     $ 8.98       587,869     $ 9.01
                                                         =======     ======      =======     ======      ========     ======
Exerciseable at end of year..........................    516,203     $ 9.01      460,371     $ 9.01       320,904     $ 8.90
Weighted average grant date fair value of
   options granted during the year...................                $ 2.26                  $ 3.13                   $ 2.76

10.  Capitalization continued

     The following table summarizes the stock options outstanding and exercisable as of February 2, 2002:

                                                                 Options Outstanding                Options Exercisable
                                                                 -------------------                -------------------
                                                                                                                  Weighted
                                                        Number of      Weighted        Weighted      Number of     average
                                                          shares       average     average exercise    shares     exercise
          Range                                        outstanding  remaining life      price        outstanding    price
          -----                                        -----------  --------------      ------       -----------    -----
     $ 7.00-$ 8.00..................................        85,834     7.68 years        $ 7.63         85,834     $ 7.63
     $ 8.00-$ 9.00..................................       263,101     6.05 years        $ 8.54        253,101     $ 8.53
     $ 9.00-$10.00..................................       114,467     5.93 years        $ 9.71         81,134     $ 9.85
     $10.00-$11.00..................................        96,134     5.49 years        $10.79         96,134     $10.79
                                                           -------                                     -------
                                                           559,536                                     516,203
                                                           =======                                     =======

11.  Selected Quarterly Financial Data (Unaudited):

     The following table summarizes certain financial information by quarter for 2002 and 2001:

                                                                                 Fiscal year ended February 2, 2002
                                                                       May 5,       August 4,     November 3,    February 2,
                                                                        2001           2001           2001           2002
                                                                        ----           ----           ----           ----
     Net Revenues................................................    $10,504,000     $8,348,000     $5,533,000     $6,289,000
     Income before income taxes..................................      7,673,000      5,419,000      3,114,000      3,873,000
     Net Income..................................................      4,598,000      3,251,000      1,866,000      2,344,000
     Net income per share--basic..................................          0.56           0.40           0.23           0.28
     Net income per share--diluted................................          0.56           0.39           0.23           0.28

                                                                                 Fiscal year ended February 3, 2001
                                                                      April 29,      July 29,      October 28,    February 3,
                                                                        2000           2000           2000           2001
                                                                        ----           ----           ----           ----
     Net Revenues................................................     $9,603,000     $7,686,000     $4,986,000     $6,006,000
     Income before income taxes..................................      6,929,000      4,728,000      2,907,000      3,429,000
     Net Income..................................................      4,157,000      2,837,000      1,744,000      2,028,000
     Net income per share--basic..................................          0.49           0.34           0.21           0.25
     Net income per share--diluted................................          0.49           0.34           0.21           0.25

                                CHEROKEE INC.
         SCHEDULE II--VALUATIONS AND QUALIFYING ACCOUNTS AND RESERVES

                                                                           Charged/
                                                             Balance at  (Credited) to   Charged                   Balance at
                                                            Beginning of   Costs and     to Other                    End of
                  Description                                 Period       Expenses      Accounts     Deductions     Period
                  ------------                                ------                                  ----------     ------
     Tax Valuation Allowance
          Year ended Feb. 2, 2002........................    $1,858,000       $--      $ 1,858,000       $--       $--
          Year ended Feb. 3, 2001........................    $1,858,000       $--      $--               $--       $1,858,000
          Year ended Jan. 29, 2000.......................    $1,858,000       $--      $--               $--       $1,858,000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2002 Annual Meeting of Stockholders scheduled to be held on June 5, 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2002. The following table sets forth information with respect to each of our current executive officers.

                     Name, Age and                                    Principal Occupation for Past Five Years;
          Present Position with the Company                                      Business Experience
          ---------------------------------                                      -------------------
Robert Margolis, 54
   Director, Chairman of the Board of
   Directors and Chief Executive Officer.............  Mr. Margolis has been our Chairman of the Board and Chief Executive
                                                       Officer since May 5, 1995 and his services are provided to us pursuant to a management agreement. Mr. Margolis was the co-founder of our
                                                       Apparel Division in 1981. He had been our Co-Chairman of the Board of
                                                       Directors, President and Chief Executive Officer of the Company since
                                                       June 1990 and became Chairman of the Board on June 1, 1993. Mr.
                                                       Margolis resigned all of his positions with us on October 31, 1993 and entered into a one-year consulting agreement with us.

Howard Siegel, 46
   President-Operations..............................  Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and administration and became President of Operations on
                                                       June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a Senior Executive for both
                                                       Federated Department stores and Carter Hawley Hale Broadway stores.

Carol Gratzke, 53
   Chief Financial Officer...........................  Ms. Gratzke returned to us in November 1995 as our Chief Financial
                                                       Officer. From August 1986 to July 1994, she was the Controller and, for
                                                       a portion of such period, the Chief Financial Officer of our Apparel &
                                                       Uniform Divisions. From July 1994 to September 1995, she was Executive
                                                       Vice President of Finance for a Los Angeles based apparel
                                                       manufacturing company.

Stephen Ascher, 39
   Executive Vice President, New Business............  Mr. Ascher joined us in November 1997 when the worldwide rights of the
                                                       Sideout brand were purchased in November 1997. In November 1983, Mr.
                                                       Ascher founded Sideout Sport, Inc. He was the President and CEO of
                                                       Sideout Sport through October 1997 and the former President of Sideout
                                                       Sport Inc.

Sandy Stuart, 50
   Executive Vice President, Brand
   Development.......................................  Ms. Stuart joined us in June 2001 as Executive Vice President of Brand
                                                       Development. Prior to June 2001 Ms. Stuart spent 24 years at Bugle Boy
                                                       Industries, where she was Regional Sales Manager from 1977 until 1985.
                                                       She was Senior Executive, Vice President of Sales from 1985 until 2001, where her responsibilities involved her in everything from design to production to sales and sales management.

Item 11.   EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2002 Annual Meeting of Stockholders scheduled to be held on June 5, 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2002.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2002 Annual Meeting of Stockholders scheduled to be held on June 5, 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2002.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2002 Annual Meeting of Stockholders scheduled to be held on June 5, 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2002.


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

 10.1 Cherokee Inc. 1995 Incentive Stock Option Plan (incorporated by reference from Cherokee Inc.'s Form S-8 dated June 23, 1998).

 10.2 First Amendment to Cherokee Inc. 1995 Incentive Stock Option Plan (incorporated by reference from Cherokee Inc.'s Form S-8 dated June 23, 1998).

 10.3 Second Amendment to Cherokee Inc. 1995 Incentive Stock Option Plan (incorporated by reference from Cherokee Inc.'s Form S-8 dated June 23, 1998).

 10.4 Form of Director Option (incorporated by reference from Cherokee Inc.'s Form S-8 dated October 21, 1996).

 10.6    Form of Employee Option Agreement (incorporated by reference from
           Exhibit 10.6 of Cherokee Inc.'s Form 10-K dated February 3, 2001).

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

 21.1    Subsidiaries of Cherokee Inc.

 23.1    Consent of Independent Accountants.

     (b) Reports on Form 8-K.

     We filed no reports on Form 8-K during the three months ended February 2, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHEROKEE INC.


                                     By         /s/ Robert Margolis
                                       -----------------------------------------
                                                    Robert Margolis
                                          Chairman and Chief Executive Officer

                                     Date: April 2, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                              Title                           Date
             ---------                              -----                           ----
         /s/ Robert Margolis               Chairman and Chief Executive          April 2, 2002
--------------------------------------        Officer and Director
          Robert Margolis


          /s/ Carol Gratzke                Chief Financial Officer / Chief       April 2, 2002
--------------------------------------        Accounting Officer
           Carol Gratzke


          /s/ Timothy Ewing                Director                              April 2, 2002
--------------------------------------
           Timothy Ewing


            /s/ Keith Hull                 Director                              April 2, 2002
--------------------------------------
              Keith Hull


           /s/ Dave Mullen                 Director                              April 2, 2002
--------------------------------------
             Dave Mullen


           /s/ Jess Ravich                 Director                              April 2, 2002
--------------------------------------
             Jess Ravich