Form 10-Q
period 2002-08-03
CHEROKEE INC
filed 2002-09-12
CIK 844161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 3, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .

Commission file number 0-18640

CHEROKEE INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4182437
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

6835 Valjean Avenue, Van Nuys, CA	91406
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code (818) 908-9868

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2002
Common Stock, $.02 par value per share	8,289,764

CHEROKEE INC.

Part 1. Financial Information

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.
CONSOLIDATED BALANCE SHEETS

	August 3, 2002	February 2, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,099,000	$4,394,000
Restricted cash	2,651,000	2,645,000
Receivables	9,236,000	6,232,000
Prepaid expenses and other current assets	142,000	62,000
Deferred tax asset	886,000	886,000

Total current assets	19,014,000	14,219,000

Deferred tax asset	2,100,000	2,100,000
Securitization fees, net of accumulated amortization of $943,000 and $840,000, respectively	298,000	401,000
Property and equipment, net of accumulated depreciation of $297,000 and $265,000, respectively	124,000	156,000
Trademarks, net of accumulated amortization of $1,762,000 and $1,433,000, respectively	7,412,000	7,365,000
Other assets	15,000	15,000

Total assets	$28,963,000	$24,256,000

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$51,000	$400,000
Income taxes payable	1,356,000	22,000
Other accrued liabilities	2,292,000	3,584,000
Notes payable	10,500,000	10,500,000

Total current liabilities	14,199,000	14,506,000

Notes payable—long term	6,914,000	11,510,000

Total liabilities	21,113,000	26,016,000

Commitments and Contingencies (note 4)

Stockholders' Equity (Deficit):
Common stock, $.02 par value, 20,000,000 shares authorized, 8,289,764 and 8,163,405 shares issued and outstanding at August 3, 2002 and at February 2, 2002, respectively	165,000	164,000
Additional paid-in capital	2,491,000	1,252,000
Retained earnings/(deficit)	5,194,000	(3,176,000)

Stockholders' equity (deficit)	7,850,000	(1,760,000)

Total liabilities and stockholders' equity (deficit)	$28,963,000	$24,256,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended		Six months ended
	August 3, 2002	Aug 4, 2001	August 3, 2002	Aug 4, 2001
Royalty revenues	$8,562,000	$8,348,000	$20,020,000	$18,852,000
Selling, general and administrative expenses	2,905,000	2,551,000	5,494,000	4,963,000

Operating income	5,657,000	5,797,000	14,526,000	13,889,000
Other income (expenses) :
Interest expense	(307,000)	(462,000)	(655,000)	(962,000)
Investment and Interest income	45,000	84,000	77,000	165,000

Total other income (expenses), net	(262,000)	(378,000)	(578,000)	(797,000)
Income before income taxes	5,395,000	5,419,000	13,948,000	13,092,000
Income tax provision	2,139,000	2,168,000	5,579,000	5,242,000

Net income	$3,256,000	$3,251,000	$8,369,000	$7,850,000

Basic earnings per share	$0.39	$0.40	$1.02	$0.95

Diluted earnings per share	$0.38	$0.39	$0.99	$0.95

Weighted average shares outstanding
Basic	8,274,379	8,223,372	8,222,470	8,227,538

Diluted	8,534,656	8,246,835	8,448,393	8,266,389

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended
	August 3, 2002	Aug 4, 2001
Operating activities
Net income	$8,369,000	$7,850,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,000	32,000
Amortization of trademarks	329,000	253,000
Amortization of securitization fees	103,000	103,000
Amortization of debt discount	655,000	962,000
Stock option tax benefit	342,000	—
Changes in current assets and liabilities:
Increase in accounts receivable	(3,004,000)	(2,229,000)
Increase in prepaid expenses and other current assets	(80,000)	(37,000)
(Decrease) increase in accounts payable, income taxes payable and accrued liabilities	(307,000)	51,000

Net cash provided by operating activities	6,439,000	6,985,000

Investing activities
Purchase of trademarks	(378,000)	(764,000)

Net cash used in investing activities	(378,000)	(764,000)

Financing activities
(Increase) decrease in restricted cash	(6,000)	71,000
Proceeds from exercise of stock options	1,028,000	—
Repurchase of common stock	(128,000)	(445,000)
Payment on notes	(5,250,000)	(5,250,000)

Net cash used in financing activities	(4,356,000)	(5,624,000)

Increase in cash and cash equivalents	1,705,000	597,000
Cash and cash equivalents at beginning of period	4,394,000	2,598,000

Cash and cash equivalents at end of period	$6,099,000	$3,195,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying condensed consolidated financial statements as of August 3, 2002 and for the three and six month periods ended August 3, 2002 and August 4, 2001 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (which may be referred to as the Company, we, us, or our) are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of February 2, 2002 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six month period ended August 3, 2002 are not necessarily indicative of the results to be expected for the fiscal year ended February 1, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2002.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended August 3, 2002 and August 4, 2001:

	2002		2001
	3 Months	6 Months	3 Months	6 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$3,256,000	$8,369,000	$3,251,000	$7,850,000

Denominator:
Denominator for net income Per common share-weighted average shares	8,274,379	8,222,470	8,223,372	8,227,538

Effect of dilutive securities:
Stock options	260,277	225,923	23,463	38,851

Denominator for net income per common share, assuming dilution:

Adjusted weighted average shares and assumed exercises	8,534,656	8,448,393	8,246,835	8,266,389

Common shares issuable upon exercise of stock options that are anti-dilutive amounted to zero and 291,735 for the six month periods ended August 3, 2002 and August 4, 2001, respectively.

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

On August 22, 1997, we entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in certain categories of merchandise. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. During Fiscal 2002, Zellers exercised its right to renew its licensing agreement for the Cherokee brand for an additional term of five years. Under the terms of the renewal agreement, Zellers agreed to pay us a minimum guaranteed royalty of $15.6 million over the five-year term on the same conditions. The renewal term will commence on February 1, 2003 and continue through January 31, 2008.

Trademarks

During the three months ended August 3, 2002 (the “Second Quarter”), the six months ended August 3, 2002 (the “Six Months”) and the three and six months ended August 4, 2001, the Company did not purchase trademarks, other than the contingent purchase payments made to Sideout Inc., under the terms of the Sideout Agreement. We capitalized $33,000 and $208,000, respectively, in Sideout contingent payments for the Second Quarter and Six Months in comparison to $390,000 and $624,000, respectively, for the three and six months ended August 4, 2001. Trademark registration and renewal fees capitalized for the Second Quarter and Six Months totaled $73,000 and $170,000 in comparison to $72,000 and $140,000 for the three and six months ended August 4, 2001.

(3)    Long Term Debt

Long term debt is comprised of Zero-Coupon Secured Notes (“Secured Notes”) yielding 7% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The following table summarizes the maturity of the long-term debt:

For the year ending:	Face Value
August 3, 2003	$10,500,000
August 3, 2004	7,875,000

Total	18,375,000
Less unamortized note discount	961,000

17,414,000
Less current portion of long term debt	10,500,000

Long term obligation	$6,914,000

(4)    Commitments and Contingencies

Legal Proceedings

Effective March 27, 2000, the Company entered into a Finders Agreement with Mossimo, Inc. to reflect sums due the Company for engineering a business relationship between Mossimo and

Target Corporation. As a direct result of the Company’s actions, Mossimo entered into a licensing agreement with Target, which has generated significant revenues for Mossimo. The Finders Agreement provides that Mossimo “shall pay to Cherokee in perpetuity finder’s fees equal to 15% of Net Revenues” which are defined as “all consideration of any kind … received directly or indirectly by Mossimo … from Target Corporation … with respect to or by reason of any license, franchise, sale or assignment of Mossimo Trademarks.”

Since 2000, Mossimo has stated it paid the Company 15% of all the revenues paid by Target to Mossimo under its license agreement with Target. However, on May 2, 2002, Mossimo asserted a claim for arbitration against the Company contending that “Mossimo, Inc. is entitled to a refund of the finders fees which have already been paid to [the Company], to the extent they are attributable to design services or the personal services and commitments of Mossimo Giannulli, rather than to the trademark license”. This assertion was made by Mossimo even though the design or personal services are required to be performed under its license agreement with Target. Mossimo also seeks “a declaration as to the portion of any subsequent or future payments by Target which will be subject to the 15% finders fee.”

The Company recently learned that Mossimo has amended its license agreement with Target to allegedly reflect that 45% of the revenues received by Mossimo from Target are in connection with design services. It is the Company’s position that this amendment has no bearing on the 15% owed to the Company because the Finders Agreement provides that “Mossimo shall not enter into any agreement with [Target] pursuant to which Mossimo will receive any consideration that is not included within Net Revenues.” The Company believes Mossimo’s position is meritless, and is vigorously defending the claim. The arbitration hearing has been scheduled for October 14, 2002.

Upon being informed by a representative of Mossimo that first quarter fees earned by the Company under the Finder’s Agreement would not be paid pending the outcome of an arbitration case, the Company demanded arbitration against Mossimo for breach of the Finder’s Agreement on the grounds of Mossimo’s refusal to pay sums clearly due and owing under the Finder’s Agreement.

For the Second Quarter and Six Months, we recognized revenues from Mossimo of $1,015,000 and $2,013,000, respectively in comparison to $684,000 and $1,434,000, respectively for the three and six months ended August 4, 2001. We have made no provision for receivables from Mossimo as of August 3, 2002 as the Company understands that Mossimo has set aside the amounts due to the Company in a separate cash account pending the results of the arbitration.

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

Our operating strategy emphasizes domestic and international, retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. We provide design direction and collaborate with our retailers on pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. Our retail, wholesale and international license agreements generally provide us with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and also grant us the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of August 3, 2002, we had 13 continuing license agreements for our various trademarks, covering both domestic and international markets. We will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist us in this regard.

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

During the Second Quarter, sales of Cherokee branded products by Target Stores exceeded $486 million compared to $442 million for the three months ended August 4, 2001. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. As explained below, the Amended Target Agreement, like several of our license agreements, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. The increase in sales of Cherokee branded merchandise caused Target Stores to reach the maximum royalty rate reduction earlier in this fiscal quarter.

During the Second Quarter, sales of merchandise bearing the Cherokee brand continued to increase with total retail sales approaching $518 million versus $489 million in total retail sales for the three months ended August 4, 2001. Zellers Inc.’s sales of merchandise bearing the Cherokee brand were in excess of $31.5 million during the Second Quarter compared to $40.5 million for the three months ended August 4, 2001. The Second Quarter sales do not reflect any sales from Carrefour, whose launch of Cherokee branded merchandise occurred recently in Spain, Portugal and Greece. During the Second Quarter, we received a minimum royalty payment of $50,000 from Carrefour. The Second Quarter did not reflect any sales from Tesco, whose anticipated launch of Cherokee branded merchandise in the United Kingdom and Ireland is planned for Fall 2002. However, we received a minimum royalty payment of $75,000.

During the Second Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $31.5 million in comparison to $25.8 million for the three months ended August 4, 2001. The increase in sales is due mainly to the expansion of product categories bearing the Sideout brand.

As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of certain licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved varies in each licensing agreement. During the Second Quarter, increased retail sales by Target Stores resulted in another royalty rate reduction earlier in this fiscal quarter than in the second quarter of the previous year.

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

During the fiscal year ended February 3, 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of the royalties paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. Products bearing the Mossimo brand began selling at Target Stores in late December 2000. During the Second Quarter and Six Months, we recognized revenues from Mossimo of approximately $1,015,000 and $2,013,000, respectively, in comparison to $684,000 and $1,434,000, respectively for the three and six months ended August 4, 2001. Certain amounts of the Mossimo finder’s fees are currently pending a dispute. We have made no provision for reserves against the revenues accrued for Mossimo for the Second Quarter and Six Months. See “Legal Proceedings.”

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

Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to July 31, 2003. During the Second Quarter, we repurchased

7,500 shares of our common stock. The shares were retired after the end of Second Quarter. From July 1999 through the Second Quarter, we have repurchased 557,800 shares and retired 550,300 shares of our common stock. We are currently authorized to repurchase up to an additional 442,200 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

In December 1997, we completed a series of transactions whereby we sold our rights to the Cherokee brand and related trademarks in the United States to Spell C, our wholly-owned subsidiary, and also assigned to Spell C our rights in the Amended Target Agreement. In return we received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the “Secured Notes”), which yield 7.0% interest per annum, amortize quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes is $60.0 million, which equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, of $60.0 million. As of the end of the Second Quarter, approximately $18.375 million remains outstanding under the Secured Notes.

Results of Operations

Net revenues were $8.6 million and $20 million, respectively, during the Second Quarter and Six Months as compared to $8.3 million and $18.9 million, respectively, during the three and six month periods ended August 4, 2001, which represents an increase of 3% and 6%. Revenues for the Cherokee brand were $6.4 million and $16 million, respectively, for the Second Quarter and Six Months compared to $6.8 million and $15.9 million, respectively, for the three and six months ended August 4, 2001. During the Second Quarter and Six Months, royalty revenues of $5.5 million and $14.3 million, respectively, were recognized from Target Stores, which accounted for 64% and 72% of total revenues, respectively, in comparison to $5.5 million and $13.4 million, or 66% and 71% of total revenues, respectively, for the three and six months ended August 4, 2001. The increase in our Cherokee brand net revenues is most likely due to the increase in the number of Target Stores as well as the introduction of additional products and the expansion of existing products for the Cherokee brand by Target Stores. During the Second Quarter and Six Months, Cherokee international licensing revenues were $980,000 and $1.8 million, respectively, and included $855,000 and $1.6 million from Zellers, quarterly minimum royalties of $50,000 for Second Quarter and $100,000 for the Six Months from Carrefour and a minimum royalty payment of $75,000 from Tesco for the Second Quarter. In comparison, for the three and six months ended August 4, 2001,Cherokee international revenues were $1.2 million and $2.4 million, respectively, and included $1.0 million and $2.0 million from Zellers and $194,000 and $396,000 from our Japanese licensee, whose licensing agreement terminated as of December 31, 2001. It is not clear if the downward trend from Zellers will continue and although there are opportunities in Japan, we have not yet consummated any new license agreements. For the Second Quarter and Six Months, Sideout brand revenues were $1.1 million and $2.0 million, respectively, compared to $875,000 and $1.56 million, respectively, for the three and six months ended August 4, 2001. The increase in sales is due mainly to the expansion of product categories bearing the Sideout brand. For the Second Quarter and Six Months, our net revenues include $1.015 million and $2.013 million, respectively from Mossimo Inc. compared to $684,000 and $1.4 million, respectively, in the comparative periods ended August 4, 2001.

Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the two months following the end of a quarter. Our receivable balance included the accrual of Mossimo’s first and second quarter payments required under our consulting agreement (See “Legal Proceedings”) and Target, Zeller and Mervyn’s royalty revenues earned during the Second Quarter. Certain amounts of the Mossimo finder’s fees are currently pending a dispute. We have made no provision for reserves against the revenues accrued for Mossimo for the Second Quarter and Six Months.

Selling, general, and administrative expenses for the Second Quarter and Six Months were $2.9 million and $5.5 million or 34% and 27%, respectively, of net revenues in comparison to selling, general and administrative expenses of $2.6 million and $5.0 million or 31% and 26%, respectively, of net revenues during the three and six months ended August 4, 2001. The increase in expenses is attributable to an increase in trademark amortization, start up costs spent positioning for Cherokee growth in Europe, attorney fees related to the arbitration with Mossimo Inc. and accrued management bonus.

During the Second Quarter and Six Months, our interest expense was $307,000 and $655,000, respectively, compared to $462,000 and $962,000, respectively, for the three and six months ended August 4, 2001. The interest expense is attributable to the Secured Notes. The decrease in interest expense is due to the reduction in the outstanding principal amount of the Secured Notes. For the Second Quarter and Six Months, our investment and interest income was $45,000 and $77,000, respectively, in comparison to $84,000 and $165,000, respectively, for the three and six months ended August 4, 2001. The decrease in interest income is due to lower interest rates available for investment in the Second Quarter and Six Months.

During the Second Quarter and Six Months, our net income was $3.3 million and $8.4 million, respectively, or $0.38 and $0.99 per diluted share whereas for the three and six months ended August 4, 2001, net income was $3.3 million and $7.8 million, respectively, or $0.39 and $0.95 per diluted share. For the Second Quarter and Six Months, we incurred a charge for income taxes of $2.1 million and $5.6 million, respectively, in comparison to $2.2 million and $5.2 million for the three and six months ended August 4, 2001. For fiscal year ending February 1, 2003, we expect to utilize approximately $780,000 of our limited net operating losses for both federal and state and we are making quarterly estimated tax payments for our federal and state income tax liabilities.

Liquidity and Capital Resources

Cash Flows.    On August 3, 2002 we had cash and cash equivalents of $8.8 million, which amount included restricted cash of $2.7 million held in a collection account by the trustee under the indenture for the Secured Notes. On February 2, 2002 we had cash and cash equivalents of $7.0 million, which amount included restricted cash of $2.6 million. The $1.8 million increase in cash and cash equivalents is primarily attributable to cash received from the exercise of stock options.

During the Six Months, cash provided by operations was $6.4 million, compared to $7.0 million for the six months ended August 4, 2001. Cash provided by operations was negatively affected by the increase in receivables as a result of Mossimo withholding payment of royalties due under the Finder’s Agreement. Cash used in investing activities during the Six Months was $378,000 comprised of $208,000 in contingent payments made to Sideout Sport, Inc. and the remainder in trademark registration fees for the Cherokee and Sideout brands.

In comparison, during the six months ended August 4, 2001, cash used in investing activities was $764,000 comprised of $624,000 in contingent payments to Sideout Sport, Inc. with the remainder in trademark registration fees. Cash used in financing activities was $4.4 million for the Six Months, compared to $5.6 million for the six months ended August 4, 2001 and principally pertained to the two quarterly payments on the Secured Notes offset by the proceeds received from stock option exercises during the Six Months.

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

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period (a)
	( in thousands)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Long-Term Debt(b)	$10,500		$7,875		—	—	$18,375
Capital Lease Obligations	—		—		—	—	—
Operating Leases(c)	$108		$99		—	—	$207
Unconditional Purchase Obligations	—		—		—	—	—
Other Long-Term Obligations		(d)(e)		(d)(e)	—	—		(d)(e)
Total Contractual Cash Obligations	$10,608	(f)	$7,974	(f)	—	—	$18,582	(f)

(a)
For purposes of the above table, yearly periods were calculated to coincide with our fiscal quarters, meaning, for example, that the period covered by the column captions “Less than 1 year” starts August 4, 2002 and ends August 3, 2003.

(b)	Represents payments to the holders of the Secured Notes.
(c)
Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2004; however, we have an option to extend the term of the lease for one additional three-year period for monthly rental payments of $9,010.

(d)
Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million of royalties received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligations to pay Sideout Sport Inc. Since January 1999, we have paid, in total, $4.19 million in contingent payment under the Sideout Agreement. Because payments to Sideout Sport Inc. are based on royalties received, we cannot predict the exact amount of payments we will be obligated to make to Sideout Sport up to October 22, 2004.

(e)
Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after Fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for Second Quarter 2003 we accrued a bonus of $1.4 million for Mr. Margolis and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash in excess of $9.0 million. See “Item 1. Risk Factors” in our Form 10-K for February 2, 2002. Stated amount does not include any payments pursuant to either the Sideout Agreement or the management agreement with Mr. Margolis.

On December 23, 1997, Spell C issued the Secured Notes, which yield 7.0% interest per annum and mature on February 20, 2004. See “Item 1. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes” and “Item. Risk Factors” in our Form 10-K for February 2, 2002. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. Spell C is dependant on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for a minimum annual royalty payment, if for any reason Target Stores does not pay the minimum royalties, Spell C will be unable to meet, and will default on, its payment obligations under the indenture for the Secured Notes. We are not guarantors of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes and the permanent loss of such trademarks as a result of a default would have a material adverse effect on our business, financial condition and results of operations. The Secured Notes indenture does not contain any financial covenants that require the maintenance of any financial ratios, cash flows, stock price, value of any assets, credit rating, level of earnings or earnings per share. The Secured Notes indenture does contain covenants prohibiting Spell C from, among other things, transferring any right, title or interest in the Amended Target Agreement or the United States Cherokee trademarks, incurring any encumbrances on such agreement or trademarks, or taking any action to impair the liens on such agreement or trademarks in favor of the holders of the Secured Notes. As of August 3, 2002, Spell C was in compliance with the covenants in the indenture for the Secured Notes.

As of August 3, 2002, we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of the Senior Notes or any other material third-party obligations. As of August 3, 2002, we do not have any standby letters of credit nor any standby repurchase obligations.

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

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other filings, which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes,” “estimates,” “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by certain of our current and future licensees, such as Target Stores, the likelihood in the achievement of certain royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements. Such risks and uncertainties, include, but are not limited to, the effect of national and regional economic conditions, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition in the industry in which we operate, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee and Sideout branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel, any adverse determinations of claims, liabilities or litigations and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under “Item 1. Business-Risk Factors” in our Form 10-K for the fiscal year ended February 2, 2002. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially effect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

Foreign Currency

We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where the Company’s licensees do business. For the Second Quarter and Six Months, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate was not material.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Effective March 27, 2000, the Company entered into a Finders Agreement with Mossimo, Inc. to reflect sums due the Company for engineering a business relationship between Mossimo and Target Corporation. As a direct result of the Company’s actions, Mossimo entered into a licensing agreement with Target, which has generated significant revenues for Mossimo. The Finders Agreement provides that Mossimo “shall pay to Cherokee in perpetuity finder’s fees equal to 15% of Net Revenues” which are defined as “all consideration of any kind … received directly or indirectly by Mossimo … from Target Corporation … with respect to or by reason of any license, franchise, sale or assignment of Mossimo Trademarks.”

Since 2000, Mossimo has stated it paid the Company 15% of all the revenues paid by Target to Mossimo under its license agreement with Target. However, on May 2, 2002, Mossimo asserted a claim for arbitration against the Company contending that “Mossimo, Inc. is entitled to a refund of the finders fees which have already been paid to [the Company], to the extent they are attributable to design services or the personal services and commitments of Mossimo Giannulli, rather than to the trademark license”. This assertion was made by Mossimo even though the design or personal services are required to be performed under its license agreement with Target. Mossimo also seeks “a declaration as to the portion of any subsequent or future payments by Target which will be subject to the 15% finders fee.”

The Company recently learned that Mossimo has amended its license agreement with Target to allegedly reflect that 45% of the revenues received by Mossimo from Target are in connection with design services. It is the Company’s position that this amendment has no bearing on the 15% owed to the Company because the Finders Agreement further provides that “Mossimo shall not enter into any agreement with [Target] pursuant to which Mossimo will receive any consideration that is not included within Net Revenues.” The Company believes Mossimo’s position is meritless, and is vigorously defending the claim. The arbitration hearing has been scheduled for October 14, 2002.

Upon being informed by a representative of Mossimo that first quarter fees earned by the Company under the Finder’s Agreement would not be paid pending the outcome of an arbitration case, the Company demanded arbitration against Mossimo for breach of the Finder’s Agreement on the grounds of Mossimo’s refusal to pay sums clearly due and owing under the Finder’s Agreement.

In the ordinary course of business, we from time to time become involved in other legal claims and litigation. In the opinion of management, based on consultations with legal counsel, the disposition of any other litigation currently pending against us is unlikely to have, individually or in the aggregate, a materially adverse effect on our business, financial position or results of operations.

ITEM  2.    CHANGES IN SECURITIES

None.

ITEM  3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2002, the Company held its annual meeting of stockholders. At the meeting, shareholders re-elected all of the current directors on the Board. The results of the voting were as follows: 7,849,798 votes for and 918 abstentions for director Timothy Ewing and Jess Ravich, 7,850,006 votes for and 710 abstentions for directors Dave Mullen and Keith Hull, and 7,818,448 votes for and 132,268 abstentions for director Robert Margolis.

ITEM  5.    OTHER INFORMATION

None.

ITEM  6.    EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

Cherokee Inc. filed the following Current Report on Form 8-K during the quarterly period ended August 3, 2002:

Date of Report	Items Reported	Financial Statements Filed
July 9, 2002	9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2002

CHEROKEE INC.

By:	/s/ ROBERT MARGOLIS
Robert Margolis Chief Executive Officer

By:	/s/ CAROL GRATZKE
Carol Gratzke Chief Financial Officer