Form 10-Q/A
period 2002-08-03
CHEROKEE INC
filed 2002-12-05
CIK 844161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Dated: September 12, 2002

CHEROKEE INC.

By:	/s/ ROBERT MARGOLIS
Robert Margolis Chief Executive Officer

By:	/s/ CAROL GRATZKE
Carol Gratzke Chief Financial Officer

CERTIFICATIONS

I, ROBERT MARGOLIS, CERTIFY THAT:

1.	I have reviewed this quarterly report on Form 10-Q of Cherokee Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002	/s/ ROBERT MARGOLIS
Robert Margolis Chief Executive Officer (principal executive officer)

I, CAROL GRATZKE, CERTIFY THAT:

1.	I have reviewed this quarterly report on Form 10-Q of Cherokee Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002	/s/ CAROL GRATZKE
Carol Gratzke Chief Financial Officer (principal financial officer)