Form 10-Q/A
period 2002-08-03
CHEROKEE INC
filed 2002-12-05
CIK 844161

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

EXPLANATORY NOTE

On September 12, 2002, Cherokee filed a Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2002. On that same date Cherokee also filed a Form 8-K including certifications of its Chief Executive Officer and Chief Financial Officer, as required by 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. Due to a clerical error, the certifications required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, were inadvertently filed as correspondence with the Securities and Exchange Commission rather than after the signatures of the officers signing the Form 10-Q. This Form 10-Q/A has been filed solely to correct that clerical error by moving such certifications (which are dated September 12, 2002, the date the Form 10-Q was originally filed) so that they appear after the signatures of the officers. This amendment does not otherwise modify or update the contents or disclosure of the Form 10-Q as originally filed and does not reflect events occurring after the quarterly period ended August 3, 2002.

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

Dated: December 5, 2002

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