Form 10-Q
period 2002-11-02
CHEROKEE INC
filed 2002-12-05
CIK 844161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2002.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2002
Common Stock, $.02 par value per share	8,282,264

CHEROKEE INC.

Part 1.    Financial Information

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.
CONSOLIDATED BALANCE SHEETS

	November 2, 2002	February 2, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,243,000	$4,394,000
Restricted cash	2,651,000	2,645,000
Receivables	7,517,000	6,232,000
Prepaid expenses and other current assets	94,000	62,000
Deferred tax asset	887,000	886,000

Total current assets	18,392,000	14,219,000
Deferred tax asset	2,100,000	2,100,000
Securitization fees, net of accumulated amortization of $994,000 and $840,000, respectively	246,000	401,000
Property and equipment, net of accumulated depreciation of $304,000 and $265,000, respectively	125,000	156,000
Trademarks, net of accumulated amortization of $1,930,000 and $1,433,000, respectively	7,436,000	7,365,000
Other assets	15,000	15,000

Total assets	$28,314,000	$24,256,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$308,000	$400,000
Income taxes payable	32,000	22,000
Other accrued liabilities	3,016,000	3,584,000
Notes payable	10,500,000	10,500,000

Total current liabilities	13,856,000	14,506,000
Notes payable—long term	4,521,000	11,510,000

Total liabilities	18,377,000	26,016,000

Commitments and Contingencies (note 4)

Stockholders’ Equity (Deficit):
Common stock, $.02 par value, 20,000,000 shares authorized, 8,282,264 and 8,163,405 shares issued and outstanding at November 2, 2002 and at February 2, 2002, respectively	165,000	164,000
Additional paid-in capital	2,491,000	1,252,000
Retained earnings/(deficit)	7,281,000	(3,176,000)

Stockholders’ equity (deficit)	9,937,000	(1,760,000)

Total liabilities and stockholders’ equity (deficit)	$28,314,000	$24,256,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended		Nine months ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Royalty revenues	$6,060,000	$5,533,000	$26,080,000	$24,384,000
Selling, general and administrative expenses	2,388,000	2,087,000	7,882,000	7,049,000

Operating income	3,672,000	3,446,000	18,198,000	17,335,000
Other income (expense) :
Interest expense	(231,000)	(416,000)	(886,000)	(1,378,000)
Investment and interest income	37,000	84,000	114,000	249,000

Total other expenses, net	(194,000)	(332,000)	(772,000)	(1,129,000)
Income before income taxes	3,478,000	3,114,000	17,426,000	16,206,000
Income tax provision	1,391,000	1,248,000	6,970,000	6,490,000

Net income	$2,087,000	$1,866,000	$10,456,000	$9,716,000

Comprehensive Income	$2,087,000	$1,866,000	$10,456,000	$9,716,000

Basic earnings per share	$0.25	$0.23	$1.27	$1.18

Diluted earnings per share	$0.25	$0.23	$1.24	$1.18

Weighted average shares outstanding
Basic	8,283,418	8,178,655	8,222,470	8,211,244

Diluted	8,497,561	8,216,385	8,444,604	8,241,365

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine months ended
	November 2, 2002	November 3, 2001
Operating activities
Net income	$10,456,000	$9,716,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	39,000	47,000
Amortization of trademarks	497,000	389,000
Amortization of securitization fees	154,000	154,000
Amortization of debt discount	886,000	1,378,000
Stock option tax benefit	342,000	—
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(1,285,000)	716,000
Increase in prepaid expenses and other current assets	(32,000)	(39,000)
(Decrease) increase in accounts payable, income taxes payable and accrued liabilities	(650,000)	139,000

Net cash provided by operating activities	10,407,000	12,500,000

Investing activities
Purchase of property and equipment	(8,000)	—
Purchase of trademarks	(569,000)	(1,255,000)

Net cash used in investing activities	(577,000)	(1,255,000)

Financing activities
(Increase) decrease in restricted cash	(6,000)	63,000
Proceeds from exercise of stock options	1,028,000	—
Repurchase of common stock	(128,000)	(608,000)
Payment on notes	(7,875,000)	(7,875,000)

Net cash used in financing activities	(6,981,000)	(8,420,000)

Increase in cash and cash equivalents	2,849,000	2,825,000
Cash and cash equivalents at beginning of period	4,394,000	2,598,000

Cash and cash equivalents at end of period	$7,243,000	$5,423,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying consolidated financial statements as of November 2, 2002 and for the three and nine month periods ended November 2, 2002 and November 3, 2001 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (which may be referred to as Cherokee, we, us, or our) are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of February 2, 2002 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine month periods ended November 2, 2002 are not necessarily indicative of the results to be expected for the fiscal year ended February 1, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Cherokee’s annual report on Form 10-K for the fiscal year ended February 2, 2002.

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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cherokee and its wholly owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation (“Spell C”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Revenues are not recognized unless collectibility is reasonably assured.

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended November 2, 2002 and November 3, 2001:

	2002		2001
	3 Months	9 Months	3 Months	9 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,086,000	$10,456,000	$1,866,000	$9,716,000

Denominator:
Denominator for net income Per common share-weighted average shares	8,283,418	8,222,470	8,178,655	8,211,244

Effect of dilutive securities:
Stock options	214,143	222,134	37,730	30,121

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,497,561	8,444,604	8,216,385	8,241,365

Common shares issuable upon exercise of stock options that are anti-dilutive amounted to 30,464 and 341,735, respectively, for the nine month periods ended November 2, 2002 and November 3, 2001.

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

On August 22, 1997, we entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in certain categories of merchandise. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. During Fiscal 2002, Zellers exercised its right to renew its licensing agreement for the Cherokee brand for an additional term of five years on the same terms and conditions. Under the terms of the renewal agreement, Zeller agreed to pay us a minimum guaranteed royalty of $15.6 million over the five-year term on the same conditions. The renewal term will commence on February 1, 2003 and continue through January 31, 2008.

Trademarks

During the three months ended November 2, 2002 (the “Third Quarter”), the nine months ended November 2, 2002 (the “Nine Months”) and the three and nine months ended November 3, 2001, Cherokee did not purchase trademarks, other than the contingent purchase payments made to Sideout Inc., under the terms of the Sideout Agreement. We capitalized $79,000 and $287,000, respectively, in Sideout contingent payments for the Third Quarter and Nine Months in comparison to $375,000 and $1.0 million, respectively, for the three and nine months ended November 3, 2001. Trademark registration and renewal fees capitalized for the Third Quarter and Nine Months totaled $111,000 and $282,000, respectively, in comparison to $117,000 and $225,000, respectively, for the three and nine months ended November 3, 2001.

(3)	Long Term Debt

Long term debt is comprised of Zero-Coupon Secured Notes (“Secured Notes”) yielding 7% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The following table summarizes the maturity of the long-term debt:

For the year ending:	Face Value
November 2, 2003	$10,500,000
November 2, 2004	5,250,000
Total	15,750,000
Less unamortized note discount	729,000

15,021,000
Less current portion of long term debt	10,500,000

Long term obligation	$4,521,000

(4)	Commitments and Contingencies

Legal Proceedings

Effective March 27, 2000, Cherokee entered into a Finder’s Agreement with Mossimo, Inc. (“Mossimo”) to reflect sums due Cherokee for introducing Mossimo and Target Corporation (“Target”). As a direct result of Cherokee’s actions, Mossimo entered into a licensing agreement with Target, which has generated significant revenues for Mossimo.

Since 2000, Mossimo has paid Cherokee 15% of all the revenues paid by Target to Mossimo under its licensing agreement with Target. However, on May 2, 2002, Mossimo asserted a claim for arbitration against Cherokee contending that “Mossimo, Inc. is entitled to a refund of the finder’s fees which have already been paid to Cherokee, to the extent they are attributable to design services or the personal services and commitments of Mossimo Giannulli, rather than to the trademark license.” This assertion was made by Mossimo even though the design or personal services are required to be performed under its license agreement with Target. Mossimo also sought “a declaration as to the portion of any subsequent or future payments by Target which will be subject to the 15% finder’s fee.”

Upon being informed by a representative of Mossimo that first quarter fees earned by Cherokee under the Finder’s Agreement would not be paid pending the outcome of an arbitration case, Cherokee demanded arbitration against Mossimo for breach of the Finder’s Agreement on the grounds of Mossimo’s refusal to pay sums clearly due and owing under the Finder’s Agreement.

Mossimo amended its license agreement with Target to reflect that 45% of the revenues received by Mossimo from Target are in connection with design services. It was Cherokee’s position that this amendment had no bearing on the 15% owed to Cherokee because the Finder’s Agreement provides that “Mossimo shall not enter into any agreement with Target pursuant to which Mossimo will receive any consideration that is not included within Net Revenues.” We believed Mossimo’s position was meritless, and vigorously defended the claim.

An arbitration was heard between the parties in mid-October. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the Finder’s Agreement. Cherokee is moving to confirm the arbitration ruling, however we do not know whether or not Mossimo plans to further contest this award, and they have publicly stated that they are evaluating their options. Cherokee understands that Mossimo has set aside the finder’s fees due to Cherokee in a separate cash account pending a final judgment.

For the Third Quarter and Nine Months, we recognized revenues from Mossimo of $431,000 and $2.4 million, respectively, in comparison to $420,000 and $1.8 million, respectively, for the three and nine months ended November 3, 2001. We have made no provision for reserves against the revenues accrued for Mossimo for the Third Quarter and Nine Months. We have made no provision for receivables from Mossimo.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cherokee Inc. (which may be referred to as Cherokee, we, us, or our) is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns or represents. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. We and our wholly-owned subsidiary, SPELL C. LLC (“Spell C”), hold several trademarks including Cherokee™, Sideout™, Sideout Sport™, King of the Beach™ and others. The Cherokee brand has been positioned to connote quality, comfort, fit and a “Casual American” lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent an active lifestyle, were acquired by us in November 1997.

Our operating strategy emphasizes domestic and international, retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. We provide design direction and collaborate with our retailers on pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. Our retail, wholesale and international license agreements generally provide us with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and also grant us the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of November 2, 2002, we had 10 continuing license agreements for our various trademarks, covering both domestic and international markets. Recently, agreements which were to terminate by year end were terminated early with Dong Kwang for Cherokee in Korea and Matienzo for Sideout in Mexico. We incurred no costs in connection with these terminations. Chori for Sideout in Japan expired and was not renewed. We will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist us in this regard.

In November 1997, we reaffirmed our relationship with Target Stores, a division of Target Corporation, by entering into an amended licensing agreement (the “Amended Target Agreement”) which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. Under the Amended Target Agreement, Target Stores is obligated to pay a royalty based upon a percentage of its net sales of Cherokee brand products, with a minimum guaranteed royalty of $60.0 million over the Nine-year initial term of the agreement.

During the three months ended November 2, 2002 (the “Third Quarter”) and nine months ended November 2, 2002 (the “Nine Months”), sales of Cherokee branded products by Target Stores approached $443 million and $1.4 billion, respectively, compared to $430 million and $1.3 billion, respectively, for the three and nine months ended November 3, 2001. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. As explained below, the Amended Target Agreement, like several of our license agreements, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. The increase in sales of

Cherokee branded merchandise caused Target Stores to reach the maximum royalty rate reduction earlier in this fiscal quarter, but the lower royalty rate was offset by increased sales of Cherokee branded merchandise.

The initial term of the Amended Target Agreement commenced on February 1, 1998 and ends January 31, 2004. If Target Stores is current in its payments of the minimum guaranteed royalty, the Amended Target Agreement will automatically renew for the fiscal year ending in 2005, and will continue to automatically renew for successive fiscal year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year. Target Stores may terminate the Amended Target Agreement effective January 31, 2004, if it gives us written notice of its intent to do so during February 2003, and may terminate at the end of any fiscal year thereafter, if it gives us written notice of its intent to do so during February of the calendar year prior to termination. If Target Stores elects not to extend or renew the Amended Target Agreement beyond the expiration of its initial term on January 31, 2004, it would have a material adverse effect on our business, financial condition, results of operations and liquidity. There can be no guarantee that we would be able to replace lost royalty payments from Target Stores from other sources. See “Item 1. Risk Factors” in our Form 10-K for the fiscal year ended February 2, 2002.

During the Third Quarter, sales of merchandise bearing the Cherokee brand continued to increase with total retail sales approaching $525 million compared to $472 million in total retail sales for the three months ended November 3, 2001. Sales at Tesco, which launched its Cherokee program in August 2002, reached $43 million for the quarter, while sales at Carrefour, which launched earlier this year in Spain, Portugal and Greece, were $11.5 million. Zellers Inc.’s sales of merchandise bearing the Cherokee brand were $34.5 million during the Third Quarter compared to $38.9 million for the three months ended November 3, 2001.

During the Third Quarter and Nine Months, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $29.9 million and $86.5 million, respectively, in comparison to $28.7 million and $73.8 million, respectively, for the three and nine months ended November 3, 2001. The increase in sales is due mainly to the expansion of product categories bearing the Sideout brand.

As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of certain licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved varies in each licensing agreement. During the Third Quarter, increased retail sales by Target Stores resulted in another royalty rate reduction earlier in this fiscal quarter than in the third quarter of the previous year.

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

During the fiscal year ended February 3, 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of the royalties paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. Products bearing the Mossimo brand began selling at Target Stores in late December 2000. During the Third Quarter and Nine Months, we recognized revenues from Mossimo of approximately $431,000 and $2.4 million, respectively, in comparison to $420,000 and $1.8 million, respectively, for the three and nine months ended November 3, 2001. However, Mossimo has refused to pay an aggregate of $2.4 million in finder’s fees during the Nine Months. An arbitration was heard between the parties in mid-October. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the Finder’s Agreement. Cherokee is moving to confirm the arbitration ruling, however we do not know whether or not Mossimo plans to further contest this award, and they have publicly stated that they are evaluating their options. Cherokee understands that Mossimo has set aside the finder’s fees due to Cherokee in a separate cash account pending a final judgment. See “Part II. Item 1, Legal Proceedings.” We have made no provision for reserves against the revenues accrued for Mossimo for the Third Quarter and Nine Months.

Additionally, we have four active exclusive consulting agreements, one to represent Hot Kiss in Europe, Asia and South America, one to represent DIC Entertainment’s Liberty Kids for certain categories in the United States, one to represent the Mrs. Fields brand in the United States and throughout the world and one to represent House Beautiful worldwide excluding the U.K. We will not receive any revenues from such agreements unless we succeed in finding licensees for the brands owned by the companies for whom we consult. On August 15, 2002, we announced that we had introduced and assisted DIC Entertainment in consummating an agreement with Toys “R” Us to create a retail partnership in the licensing and children’s entertainment business for Liberty Kids branded merchandise. The products are planned to be launched in Spring of 2003. In exchange for our involvement, we will receive from DIC 33% of the royalties they receive from Toys “R” Us.

Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to July 31, 2003. During the Third Quarter, we did not repurchased any shares of our common stock. From July 1999 through the Third Quarter, we have repurchased and retired 557,800 shares of our common stock. We are currently authorized to repurchase up to an additional 442,200 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

In December 1997, we completed a series of transactions whereby we sold our rights to the Cherokee brand and related trademarks in the United States to Spell C, our wholly-owned subsidiary, and also assigned to Spell C our rights in the Amended Target Agreement. In return we received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the “Secured Notes”), which yield 7.0% interest per annum, amortize quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes is $60.0 million, which equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, of $60.0 million. As of the end of the Third Quarter, approximately $15.75 million remains outstanding under the Secured Notes.

Results of Operations

Net revenues were $6.1 million and $26.1 million, respectively, during the Third Quarter and Nine Months as compared to $5.5 million and $24.4 million, respectively, during the three and nine month periods ended November 3, 2001, which represents an increase of 10% and 7%. Revenues for the Cherokee brand were $4.8 million and $20.9 million, respectively, for the Third Quarter and Nine Months compared to $4.1 million and $20.0 million, respectively, for the three and nine months ended November 3, 2001. During the Third Quarter and Nine Months, royalty revenues of $3.1 million and $17.3 million, respectively, were recognized from Target Stores, which accounted for 51% and 67% of total revenues, respectively, in comparison to $3.1 million and $16.5 million, or 57% and 68% of total revenues, respectively, for the three and nine months ended November 3, 2001. The increase in our Cherokee brand net revenues is principally due to the successful fall launch of Cherokee products at Tesco in the United Kingdom. For the Third Quarter and Nine Months, Sideout brand revenues were $789,000 and $2.7 million, respectively, compared to $939,000 and $2.5 million, respectively, for the three and nine months ended November 3, 2001. For the Third Quarter and Nine Months, our net revenues include $431,000 and $2.4 million, respectively, from Mossimo Inc. compared to $420,000 and $1.8 million, respectively, in the comparative periods ended November 3, 2001. However, Mossimo has refused to pay the $2.4 million in finder’s fees during the Nine Months. An arbitration was heard between the parties in mid-October. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the Finder’s Agreement. Cherokee is moving to confirm the arbitration ruling, however we do not know whether or not Mossimo plans to further contest this award, and they have publicly stated that they are evaluating their options. Cherokee understands that Mossimo has set aside the finder’s fees due to Cherokee in a separate cash account pending a final judgment. See “Part II. Item 1, Legal Proceedings.” We have made no provision for reserves against the revenues accrued for Mossimo for the Third Quarter and Nine Months.

Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the two months following the end of a quarter. Our receivable balance included the accrual of Mossimo’s Nine Months payments required under our Finder’s Agreement and Target, Zeller and Mervyn’s royalty revenues earned during the Third Quarter.

Selling, general, and administrative expenses for the Third Quarter and Nine Months were $2.4 million and $7.9 million or 39% and 30%, respectively, of net revenues in comparison to selling, general and administrative expenses of $2.1 million and $7.0 million or 38% and 29%, respectively, of net revenues during the three and nine months ended November 3, 2001. The increase in expenses is attributable to an increase in trademark amortization, start up costs spent positioning Cherokee for growth in Europe, attorney fees related to the arbitration with Mossimo Inc. and accrued management bonus. Cherokee will not recognize any potential reimbursement of attorney fees until the amounts have been agreed upon and received.

During the Third Quarter and Nine Months, our interest expense was $232,000 and $886,000, respectively, compared to $416,000 and $1.4 million, respectively, for the three and nine months ended November 3, 2001. The interest expense is attributable to the Secured Notes. The decrease in interest expense is due to the reduction in the outstanding principal amount of the Secured Notes. For the Third Quarter and Nine Months, our investment and interest income was $37,000 and $114,000, respectively, in comparison to $84,000 and $249,000, respectively, for the three and nine months ended November 3, 2001. The decrease in interest income is due to lower interest rates available for investment in the Third Quarter and Nine Months.

During the Third Quarter and Nine Months, net income was $2.1 million and $10.5 million, respectively, or $0.25 and $1.24 per diluted share whereas for the three and nine months ended November 3, 2001, net income was $1.9 million and $9.7 million, respectively, or $0.23 and $1.18 per diluted share. For the Third Quarter and Nine Months, we incurred a charge for income taxes of $1.4 million and $7.0 million, respectively, in comparison to $1.2 million and $6.5 million, respectively, for the three and nine months ended November 3, 2001. For fiscal year ending February 1, 2003, we expect to utilize approximately $780,000 of our limited net operating loss carryforwards for federal income tax purposes.

Liquidity and Capital Resources

Cash Flows. On November 2, 2002 we had cash and cash equivalents of $9.9 million, which amount included restricted cash of $2.7 million held in a collection account by the trustee under the indenture for the Secured Notes. On February 2, 2002 we had cash and cash equivalents of $7.0 million, which amount included restricted cash of $2.7 million. The $2.8 million increase in cash and cash equivalents is primarily attributable to improved operating results and cash received from the exercise of employee stock options.

During the Nine Months, cash provided by operations was $10.4 million, compared to $12.5 million for the nine months ended November 3, 2001. Cash provided from operations has been negatively affected by the increase in receivables as a result of Mossimo withholding payments of royalties due under the Finder’s Agreement. Mossimo has refused to pay the $2.4 million in finder’s fees during the Nine Months. Cherokee and Mossimo engaged in an arbitration in regards to Mossimo’s refusal to pay. An arbitration was heard between the parties in mid-October. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the Finder’s Agreement. Cherokee is moving to confirm the arbitration ruling, however we do not know whether or not Mossimo plans to further contest this award, and they have publicly stated that they are evaluating their options. Cherokee understands that Mossimo has set aside the finder’s fees due to Cherokee in a separate cash account pending a final judgment. See “Part II. Item 1, Legal Proceedings.” We have made no provision for reserves against the revenues accrued for Mossimo for the Third Quarter and Nine Months. Cash used in investing activities during the Nine Months was $577,000 comprised of $287,000 in contingent payments made to Sideout

Sport, Inc. and the remainder in trademark registration fees for the Cherokee and Sideout brands. In comparison, during the nine months ended November 3, 2001, cash used in investing activities was $1.3 million comprised of $1.0 million in contingent payments to Sideout Sport, Inc. with the remainder in trademark registration fees. Cash used in financing activities was $7.0 million for the Nine Months, compared to $8.4 million for the nine months ended November 3, 2001 and principally pertained to the three quarterly payments on the Secured Notes offset by the proceeds received from stock option exercises during the Nine Months.

Contractual obligations. Our cash requirements through the end of Fiscal 2003 are primarily to fund operations, repay the Secured Notes, repurchase shares of our common stock and, to a lesser extent for capital expenditures. We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period (a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
	(in thousands)
Long-Term Debt(b)	$10,500		$5,250		—	—	$15,750
Capital Lease Obligations	—		—		—	—	—
Operating Leases(c)	108		$81		—	—	$189
Unconditional Purchase Obligations	—		—		—	—	—
Other Long-Term Obligations		(d)(e)		(d)(e)	—	—		(d)(e)
Total Contractual Cash Obligations	$10,608	(f)	$5,331	(f)	—	—	$15,939	(f)

(a)
For purposes of the above table, yearly periods were calculated to coincide with our fiscal quarters, meaning, for example, that the period covered by the column captions “Less than 1 year” starts November 3, 2002 and ends November 2, 2003.

(b)	Represents payments to the holders of the Secured Notes.

(c)
Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2004; however, we have an option to extend the term of the lease for one additional three-year period for monthly rental payments of $9,010.

(d)
Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million of royalties received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligations to pay Sideout Sport Inc. Since January 1999, we have paid, in total, $4.27 million in contingent payment under the Sideout Agreement. Because payments to Sideout Sport Inc. are based on royalties received, we cannot predict the exact amount of payments we will be obligated to make to Sideout Sport up to October 22, 2004. Steven Ascher, an Executive Vice President of Cherokee, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s Father and Father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc.

(e)	Under the terms of the management agreement with Mr. Margolis, our Chief Executive Officer, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after Fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y)15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for the Nine Months we accrued a bonus of $2.0 million for Mr. Margolis and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within ninety days after the date of the termination, a lump sum in cash in excess of $9.0 million. See “Item 1. Risk Factors” and “Item 7. Management’s Discussion of Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended February 2, 2002.

(f)	Stated amount does not include any payments pursuant to either the Sideout Agreement or the management agreement with Mr. Margolis.

On December 23, 1997, Spell C issued the Secured Notes, which yield 7.0% interest per annum and mature on February 20, 2004. See “Item 1. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes” and “Item 1. Risk Factors” in our Form 10-K for the fiscal year ended February 2, 2002. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through ninth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. Spell C is dependant on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for a minimum annual royalty payment, if for any reason Target Stores does not pay the minimum royalties, Spell C will be unable to meet, and will default on, its payment obligations under the indenture for the Secured Notes. We are not guarantors of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes and the permanent loss of such trademarks as a result of a default would have a material adverse effect on our business, financial condition and results of operations. The Secured Notes indenture does not contain any financial covenants that require the maintenance of any financial ratios, cash flows, stock price, value of any assets, credit rating, level of earnings or earnings per share. The Secured Notes indenture does contain covenants prohibiting Spell C from, among other things, transferring any right, title or interest in the Amended Target Agreement or the United States Cherokee trademarks, incurring any encumbrances on such agreement or trademarks, or taking any action to impair the liens on such agreement or trademarks in favor of the holders of the Secured Notes. As of November 2, 2002, Spell C was in compliance with the covenants in the indenture for the Secured Notes.

As of November 2, 2002, we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of the Senior Notes or any other material third-party obligations. As of November 2, 2002, we do not have any standby letters of credit nor any standby repurchase obligations.

Sources of Liquidity. Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments for the next twelve months; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. See “Item 1. Risk Factors” in our Form 10-K for the fiscal year end February 2, 2002. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of our Form 10-K for the fiscal year end February 2, 2002 and under the caption titled “Special Note Regarding Forward-Looking Statements” below.

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

Foreign Currency

We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For the Third Quarter and Nine months, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate was not material.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Cherokee maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14 (c). Disclosure controls and procedures are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Cherokee’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Cherokee has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective in ensuring that material information relating to Cherokee is made known to the Chief Executive Officer and Chief Financial Officer by others within Cherokee during the period in which this report was being prepared.

(b)  Changes in internal controls.    There have been no significant changes in Cherokee’s internal controls or in other factors that could significantly affect these controls subsequent to the date Cherokee completed its evaluation.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Effective March 27, 2000, Cherokee entered into a Finder’s Agreement with Mossimo, Inc. (“Mossimo”) to reflect sums due Cherokee for introducing Mossimo and Target Corporation (“Target”). As a direct result of Cherokee’s actions, Mossimo entered into a licensing agreement with Target, which has generated significant revenues for Mossimo.

Since 2000, Mossimo has paid Cherokee 15% of all the revenues paid by Target to Mossimo under its licensing agreement with Target. However, on May 2, 2002, Mossimo asserted a claim for arbitration against Cherokee contending that “Mossimo, Inc. is entitled to a refund of the finder’s fees which have already been paid to [Cherokee], to the extent they are attributable to design services or the personal services and commitments of Mossimo Giannulli, rather than to the trademark license.” This assertion was made by Mossimo even though the design or personal services are required to be performed under its license agreement with Target. Mossimo also sought “a declaration as to the portion of any subsequent or future payments by Target which will be subject to the 15% finder’s fee.”

Upon being informed by a representative of Mossimo that first quarter fees earned by Cherokee under the Finder’s Agreement would not be paid pending the outcome of an arbitration case, Cherokee demanded arbitration against Mossimo for breach of the Finder’s Agreement on the grounds of Mossimo’s refusal to pay sums clearly due and owing under the Finder’s Agreement.

Mossimo amended its license agreement with Target to reflect that 45% of the revenues received by Mossimo from Target are in connection with design services. It was Cherokee’s position that this amendment had no bearing on the 15% owed to Cherokee because the Finder’s Agreement provides that “Mossimo shall not enter into any agreement with [Target] pursuant to which Mossimo will receive any consideration that is not included within Net Revenues.” We believed Mossimo’s position was meritless, and vigorously defended the claim.

Cherokee and Mossimo engaged in an arbitration in regards to Mossimo’s refusal to pay. An arbitration was heard between the parties in mid-October. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the Finder’s Agreement. Cherokee is moving to confirm the arbitration ruling, however we do not know whether or not Mossimo plans to further contest this award, and they have publicly stated that they are evaluating their options. Cherokee understands that Mossimo has set aside the finder’s fees due to Cherokee in a separate cash account pending a final judgment.

For the Third Quarter and Nine Months, we recognized revenues from Mossimo of $431,000 and $2.4 million, respectively, in comparison to $420,000 and $1.8 million, respectively, for the three and nine months ended November 3, 2001. We have made no provision for reserves against the revenues accrued for Mossimo for the Third Quarter and Nine Months. We have made no provision for receivables from Mossimo either.

In the ordinary course of business, we from time to time become involved in legal claims and litigation. In the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against us is unlikely to have, individually or in the aggregate, a materially adverse effect on our business, financial position or results of operations.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

We filed no reports on Form 8-K during the Third Quarter. A report on Form 8-K was filed on November 12, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 5, 2002

CHEROKEE INC.

By:	/s/ ROBERT MARGOLIS
Robert Margolis Chief Executive Officer

By:	/s/ KYLE B. WESCOAT
Kyle B. Wescoat Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cherokee Inc. and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to Cherokee Inc. including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the Cherokee Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    Cherokee Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation, to Cherokee Inc.’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect Cherokee Inc.’s ability to record, process, summarize and report financial data and have identified for Cherokee Inc.’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in Cherokee Inc.’s internal controls; and

6.    Cherokee Inc.’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 5, 2002
By:	/s/ ROBERT MARGOLIS
Robert Margolis Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Kyle B. Wescoat, certify that:

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cherokee Inc. and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to Cherokee Inc. including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the Cherokee Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    Cherokee Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation, to Cherokee Inc.’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect Cherokee Inc.’s ability to record, process, summarize and report financial data and have identified for Cherokee Inc.’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in Cherokee Inc.’s internal controls; and

6.    Cherokee Inc.’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 5, 2002
By:	/s/ KYLE B. WESCOAT
Kyle B. Wescoat Chief Financial Officer (Principal Financial Officer)