Form 10-K
period 2003-02-01
CHEROKEE INC
filed 2003-04-02
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file No. 0-18640

CHEROKEE INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4182437 (IRS Employer Identification No.)

6835 Valjean Avenue

Van Nuys, CA 91406

(Address of principal executive office, including zip code)

(818) 908-9868

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

common stock, $.02 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of March 28, 2003, the registrant had 8,232,264 shares of its common stock, par value $.02 per share, issued and outstanding.

As of March 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $121,837,000 (computed on the basis of the last trade of the common stock on the Nasdaq National Market System on March 28, 2003).

Indicate by check mark whether registrant is an acceleration filer (as defined in Rule 12b-2 of the Act).  YES  ☒    NO  ☐

Documents Incorporated by Reference:

Certain portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on June 9, 2003, are incorporated by this reference into Part III as set forth herein.

CHEROKEE INC.

i

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, King of the Beach®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values. The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997. The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002. These brands are recognized women’s brands that we intend to market in apparel, accessories, and home products. As of February 1, 2003, we had thirteen continuing license agreements, covering both domestic and international markets.

Our retail direct licensing strategy is premised on the proposition that around the world nearly all aspects of the moderately priced apparel, footwear and accessories business can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, we believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as our brands, than through carrying strictly private label goods or branded products from third-party vendors. Our strategy globally is to capitalize on these ideas by licensing our portfolio of brands primarily to strong and growing retailers, such as Target Stores in the U.S. and Tesco and Carrefour in Europe, who work in conjunction with us to develop merchandise for their stores.

Parties seeking to sell their brands and related trademarks frequently approach us. Should an established and marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition. For example, in December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc., which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy, for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and a five-year master licensing agreement with Gilrichco, Inc. for the remaining brands. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the five-year term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. The licensing agreement with Gilrichco provides us with minimum guaranteed royalties during the initial 19 month term of the agreement, and successive one year terms, if renewed. The agreement also provides Gilrichco with the option at July 31, 2008 to buy the trademarks covered by the agreement from us for a nominal amount. The licensing agreement also provides Gilrichco with the option to terminate the agreement after the initial 19 month period provided, Gilrichco pays us the greater of the royalty revenues earned during this period or the annual minimum guaranteed royalty under the agreement.

In addition to acquiring brands and licensing our own brands, we assist other companies, wholesalers and retailers in identifying licensees or licensors for their brands or stores. Generally, as an exclusive consultant, we perform a range of services, including marketing of brands, solicitation of licensees and administration and maintenance of license or distribution agreements. In return for our services we normally charge a certain percentage of the net royalties generated by the brands we represent and manage.

Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 6835 Valjean Avenue, Van Nuys, California 91406, telephone (818) 908-9868. We maintain a website with the address www.cherokeegroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Overview of Licensing Business

The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional, wholesome values. We acquired the Sideout brand and related trademarks, which represent a young active lifestyle, in November 1997. See “Sideout Agreement” below. Our primary emphasis for the past six years has been directed toward domestic and international retail direct and wholesale licensing. As of February 1, 2003, we had thirteen continuing license agreements, covering both domestic and international markets, four of which pertained to the Cherokee brand.

Our license agreements are with retailers, wholesalers and global trading companies on an exclusive or non-exclusive basis. Of the thirteen licensing agreements, five are with retailers, two are with domestic wholesalers and six are with international wholesalers or retailers. In retail direct licensing, we grant retailers a license to use the trademarks on certain categories of merchandise. Although we provide design direction, most of our licensees modify or amplify the designs to suit their seasonal, regional and category needs. In all cases, all products are subject to our pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. We refer to this practice as our “retail direct” licensing strategy. Wholesale licensees manufacture and import various categories of apparel, footwear and accessories under our trademarks and sell the licensed products to retailers. Our retail, wholesale and international license agreements provide us with final approval of pre-agreed upon quality standards, packaging and, in most cases, marketing of licensed products. We have the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. We will continue to solicit new licensees through a small number of executive employees and may retain the services of outside consultants to assist us in this effort.

Our current business strategy is to maximize the value of our existing and future brands by marketing them in a manner that recognizes the relative market power, in different areas of the world, of the various participants—manufacturer, wholesaler and retailer—in the chain of supply to the ultimate consumer. In the United States, market power and accompanying economies of scale, are generally held by a few dominant retailers of moderately priced merchandise, and, accordingly, in the United States we have pursued our retail direct licensing strategy. In contrast to the retail market in the United States, as well as in Canada, in selected international markets we have sought to develop our brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets. Finally, in some countries, we believe that an owner or licensee of one or more well-known U.S. brands has the opportunity to become a dominant, vertically integrated manufacturer or retailer or both of branded apparel, footwear and accessories. Accordingly, in those countries we have begun to pursue licensing or strategic alignments whereby our brands can become the basis for such a vertically integrated manufacturer/retailer. These various licensing strategies permit us to operate with minimal working capital, virtually no capital expenditures (other than those associated with acquiring new brands and related trademarks), no production costs, significantly reduced design, marketing, distribution and other operating expenses, and a small group of core employees.

United States Licensing

Our retail direct licensing strategy is premised on the proposition that in the United States nearly all aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. We believe that these etailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than through carrying strictly private label goods or branded products from third-party vendors. We also expect that the enhanced profitability to retailers of private label products and in-store brands, coupled with the substantial marketing costs to establish and maintain a widely recognized apparel brand, will continue to increase the desirability to retailers of well-established brands with broad appeal. Our strategy in the United States is to capitalize on these trends by licensing our portfolio of brand names to retailers, who, working in conjunction with us, develop merchandise for their stores, and to augment that portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

On November 12, 1997, we reaffirmed our relationship with Target Stores by entering into an amended licensing agreement (the “Amended Target Agreement”). This agreement was subsequently assigned to Spell C and pledged as collateral for the Zero Coupon Secured Notes issued by Spell C. See “Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes” below. The Amended Target Agreement grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain specified categories of merchandise including:

•	men’s, women’s and children’s apparel, including intimate apparel, foundations and sleepwear;

•	men’s, women’s and children’s fashion accessories;

•	bed and bath products and accessories;

•	luggage, sports bags and backpacks;

•	home textiles;

•	domestics and home decor products;

•	home furnishings;

•	sporting goods; and

•	cosmetics, bath and body products.

Some of the above-listed categories were subject to license agreements between us and third parties, which expired during our fiscal year ended February 1, 2003 (“fiscal 2003”) or earlier. The Amended Target Agreement provides that upon the expiration or termination of such agreements, the categories of merchandise subject to such agreements will become exclusive to Target Stores in the United States. Due to the broad nature of the rights granted to Target Stores in the United States, and the restrictions contained in the Amended Target Agreement, we cannot enter into new retail or wholesale licensing agreements in the United States with respect to the Cherokee brand, except for retail license agreements for cosmetics, bath and body products with several drug store chains.

The initial term of the Amended Target Agreement commenced on February 1, 1998 and ends January 31, 2004. The Amended Target Agreement provides that if Target Stores is current in its payments of the minimum guaranteed royalty under the agreement, then the term of the agreement will automatically renew for the fiscal year ending in 2005, and will continue to automatically renew for successive fiscal year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year and Target Stores does not give notice of its intention to terminate the agreement. In January 2003, Target Stores elected to allow the term of the Amended Target Agreement to be renewed for one additional year.

As a result, the term of the Amended Target Agreement currently continues until January 31, 2005 and remains subject to the automatic renewal provisions described above. Target Stores may terminate the Amended Target Agreement effective January 31, 2005, if it gives us written notice of its intent to do so by February 28, 2004, and may terminate at the end of any fiscal year thereafter, if it gives us written notice of its intent to do so during February of the calendar year prior to termination.

Under the Amended Target Agreement, Target Stores has agreed to pay royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two years ending January 31, 1999 and 2000, $10.5 million for each of the four years ending January 31, 2001 through 2004, and $9.0 million for the year ended January 31, 2005 and each fiscal year thereafter, if any, that the term of the Amended Target Agreement is extended.

Royalty revenues from Target Stores were $6.4 million during our eight-month fiscal period ended January 31, 1998, $14.6 million during our fiscal year ended January 30, 1999, $16.3 million during our fiscal year ended January 29, 2000, $19.3 million during our fiscal year ended February 3, 2001, $20.7 million during our fiscal year ended February 2, 2002 and $21.4 million during fiscal 2003, which accounted for 75%, 76%, 66%, 68%, 67% and 65%, respectively, of our consolidated revenues during such periods. Royalty revenues in fiscal 2003 from Target Stores were 204% of the guaranteed minimum royalty under the Amended Target Agreement. See “Risk Factors.”

Our retail direct licensees for the Sideout brand continued to achieve positive results from sales of merchandise bearing the Sideout brand. Categories of merchandise under license include men’s, women’s and children’s sportswear, accessories, luggage, sports bags and backpacks, skin care products and hats. During fiscal 2003, royalty revenues from retail direct licensees for the Sideout brand totaled $3.1 million as compared to $3.0 million during fiscal 2002. During fiscal 2003, our non-exclusive United States retail direct licensees for the Sideout brand included Mervyn’s and Bob’s Stores. In February 2003, Marshall Field’s, a subsidiary of Target Corporation, was added as another licensee for Sideout brand. The term of our agreements with Mervyn’s, Bob’s Stores and Marshall Field’s all continue until January 31, 2005. We intend to continue to actively pursue our retail direct licensing strategy to further develop the Sideout brand in the United States.

Generally, royalties on non-exclusive domestic retail licenses begin at 3% of the retailer’s net sales of licensed products and may decrease depending on the retailer’s annual sales of licensed products and the retailer’s guaranteed annual sales of licensed products. As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing exclusive and non-exclusive license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of our licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

During fiscal 2003, we and Spell C received $24.5 million in aggregate royalties from the United States retail direct license agreements, which accounted for 74.0 % of our consolidated revenues during such period.

International Licensing

We will continue to seek to develop in several international markets both our Cherokee and Sideout brands and other brands we represent through retail direct, master or wholesale licenses with manufacturers or other companies that have market power and economies of scale in their respective markets.

On August 22, 1997, we entered into an exclusive international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise, including women’s, men’s and children’s apparel and footwear, women’s intimate apparel, fashion accessories, home textiles, cosmetics and recreational products. The term of the agreement was for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Royalty revenues from Zellers totaled $3.4 million during fiscal 2003. Zellers recently renewed their agreement for an additional five year period, through January 31, 2008. Under the terms of the renewal, Zellers agreed to pay us a minimum guaranteed royalty of $15.6 million over the five-year term under the same conditions of the original agreement. Zellers has the option to renew this agreement for an additional five years beyond the most recent renewal.

In early September 2000, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with France based Carrefour, the second largest retailer in the world. The Carrefour Group was ranted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in Spain, Mexico and Brazil and subsequently Italy, France, China, Taiwan, Greece and Portugal have been added. The Carrefour Group pays us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries, which includes a minimum annual guaranteed royalty. Royalty revenues from the Carrefour Group totaled $169,000 in fiscal 2003. There can be no assurances that future royalties from Carrefour Group will be significant in amount. If the Carrefour Group exceeds certain retail sales thresholds for Cherokee branded products, then the scope of the agreement will be automatically expanded to grant the Carrefour Group the exclusive right to manufacture, promote, sell and distribute products bearing the Cherokee brand in a number of other European, South American and Asian countries not already covered by the agreement, including, among others, Italy, Poland, Argentina, Chile, Colombia and Turkey, but excluding the United Kingdom, Ireland and Germany. Further, with respect to Japan and several other Asian countries, the Carrefour Group may elect to add any of those countries to the territory covered by the agreement, provided that at the time of such election we do not already have an existing license agreement covering the country to be added. Even if the retail sales thresholds are not met during the term of the agreement, the Carrefour Group also has the right of first refusal to add any of the European or South American countries to the territory covered by the agreement. As an incentive for Carrefour Group to expand its sales of Cherokee branded products into other countries, we agreed to waive the royalty commitment during the initial six-month start-up period for any added countries. The initial term of the agreement expires December 31, 2003. If the Carrefour Group meets certain retail sales thresholds with respect to Cherokee branded products, then the Carrefour Group may extend the agreement indefinitely for successive three-year terms.

On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Great Britain’s Tesco Stores Limited. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. Royalty revenues from Tesco totaled $1.9 million during fiscal 2003. Tesco also has a right to add a number of other countries to the territories covered by the agreement, assuming we have not already entered into exclusive licensing agreement covering such countries, and subject to the existing rights given to the Carrefour Group. The initial term of the agreement expires on January 31, 2005. If Tesco meets certain retail sales thresholds with respect to Cherokee branded products, then Tesco may extend the agreement indefinitely for successive three-year terms.

Including the Carrefour Group and Tesco agreements, as of February 1, 2003, we had three international retail license agreements for the Cherokee brand. During fiscal 2003, the international licensing agreement with Dong Kwang International Co. LTD in South Korea was terminated early at no expense to Cherokee. We expect to continue to solicit additional licensees for the Cherokee brand in Asia, Europe and South America, subject to the Carrefour Group’s rights and Tesco’s rights under their respective agreements.

During fiscal 2003, with respect to the Sideout brand and related trademarks, we have three international licensing agreements with The Forzani Group, Sport Scheck and Guangdong Boldway Trading Development Co. Ltd. Our license agreement with Chori expired and was not renewed and our license agreement with Matienzo was terminated due to financial considerations. Our international licensing agreements for the Sideout and King of the Beach brands are all exclusive and cover several countries that include, Canada, Germany, Switzerland, Austria and China and product categories including men’s, boy’s and women’s apparel and footwear. In December 2002, we signed a multi year international licensing agreement with Shanghai Bolderway, Fashion Inc., a division of Guangdong Boldway Trading Development Co., Ltd. covering a wide range of categories for the Sideout brand.

During fiscal 2003, we received $5.8 million in aggregate royalties from our international license agreements, which accounted for 17.5% of our consolidated revenues during such period.

Other Business Opportunities

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition. For example, in December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a six-year licensing agreement with TJX companies for the Carole Little, CLII and Saint Tropez-West brands and a five-year master licensing agreement with Gilrichco, Inc. for the remaining brands. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. The licensing agreement with Gilrichco provides us with minimum guaranteed royalties during the initial 19 month term of the agreement, and successive one year terms, if renewed. The agreement also provides Gilrichco with the option at July 31, 2008 to buy the trademarks covered by the agreement from us for a nominal amount. The licensing agreement also provides Gilrichco with the option to terminate the agreement after the initial 19 month period provided, Gilrichco pays us the greater of the royalty revenues earned during this period or the annual minimum guaranteed royalty under the agreement.

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

During fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003, revenues from Mossimo were $2.7 million. However, Mossimo refused to pay the $2.7 million in finder’s fees during 2003. An arbitration was heard between the parties in mid-October on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on the monies withheld along with legal fees. The arbitrators also reaffirmed the Finder’s Agreement. This interim award was confirmed in total in a final award on January 17, 2003. Cherokee is moving to confirm the final arbitration ruling in Superior Court of Los Angeles County, however Mossimo has filed a petition to vacate the award. If the Court confirms the award, it is not clear whether Mossimo will contest this matter further. Mossimo has set aside the awarded amounts due to Cherokee in a separate cash account pending a final judgment. We have made no provision for reserves against accounts receivable outstanding from Mossimo. See “—Risk Factors” and “Item 3 Legal Proceedings.”

Additionally, in fiscal 2003, we entered into other exclusive consulting agreements, to represent House Beautiful domestically and internationally. Other active consulting agreements include Mrs. Fields and HotKiss.

During fiscal 2003, we recognized $2.8 million in aggregate royalties from other business opportunities, which accounted for 8.5% of our consolidated revenues during such period.

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

On December 23, 1997, Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the “Secured Notes”), yielding 7.0% interest per annum and maturing on February 20, 2004. The proceeds from the sale of the Secured Notes were used to pay the special dividend described above. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement and several other license agreements must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee distributes from the collection account the amount of principal due and payable to the holders of the Secured Notes on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the amount of principal due and payable on the next quarterly note payment date. Such excess amounts may then be distributed by Spell C to us. During fiscal 2003, of the $21.4 million in royalty revenues from Target Stores, $10.5 million was paid to the holders of the Secured Notes. At various times during fiscal 2003, Spell C distributed a total of $10.9 million to us (which amount includes royalty revenues received from Target Stores during both fiscal 2002 and fiscal 2003 and interest income earned on royalty revenues). The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. While we believe that royalties payable under the Amended Target Agreement may continue to exceed the minimum guaranteed royalties payable in upcoming fiscal years, we cannot predict with accuracy whether such royalties will exceed the minimum guaranteed royalties payable during such years, and if they do not, we will not receive further distributions from Spell C during the term of the Amended Target Agreement. See “—Risk Factors.”

Sideout Agreement

On November 7, 1997, we entered into an Agreement of Purchase and Sale of Trademarks and Licenses (the “Sideout Agreement”) with Sideout Sport Inc., pursuant to which we agreed to purchase all of Sideout Sport Inc.’s trademarks, copyrights, trade secrets and associated license agreements. Steven Ascher, our Executive Vice President, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc. The trademarks acquired from Sideout Sport Inc. include, among others, Sideout®, Sideout Sport® and King of the Beach®. Pursuant to the Sideout Agreement, we paid $1.5 million at the closing of the acquisition and agreed to pay an additional $500,000 upon release of liens on the assets that were purchased. Most of the liens have since been released and $495,000 of the $500,000 holdback has been paid. Under the terms of the Sideout Agreement, we will also pay Sideout Sport Inc., on a quarterly basis, contingent payments of 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligation to pay Sideout Sport Inc. During fiscal 2003 we made payments of $360,000 under the Sideout Agreement, and since January 1999 we have paid in total over $4.3 million in contingent payments under the Sideout Agreement.

Trademarks

Spell C and we hold various trademarks including Cherokee®, Sideout®, Sideout Sport®, King of the Beach®, Carole Little®, CL II®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We intend to renew these registrations as appropriate prior to expiration. We also hold trademark applications for Cherokee, Sideout, Sideout Sport, and King of the Beach, Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy in numerous countries. We monitor on an ongoing basis unauthorized filings of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally. See “—Risk Factors.”

Marketing

We have positioned the Cherokee name to connote quality, comfort, fit and a “Casual American” lifestyle with traditional, wholesome values. The Sideout brand and related trademarks represent a young active lifestyle. We integrate our advertising, product, labeling and presentation to reinforce these brand images. We intend to continue to promote a positive image in marketing the Cherokee and Sideout brands through licensee-sponsored advertising. Our retail, wholesale and international license agreements provide us with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products. We principally rely on our licensees to advertise the Cherokee and Sideout brands, and as a result our advertising costs have been minimal.

We developed a website with the address of www.cherokeegroup.com, which utilizes a business-to-business E-commerce strategy. The information regarding our website address is provided for convenience and we are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our goal in developing the website is to enhance communication, information flow and networking with existing and prospective licensees. The website currently includes our profiles and our brands, certain of our financial statements and press releases, as well as a secured area to support our licensees with graphics, packaging and trim items, design concepts, new developments and other administrative needs.

Internationally, we intend to continue to seek to develop both of our principal brands through license agreements and strategic alliances with manufacturers or other companies who have market power and economies of scale in their respective markets. We are also seeking to assist other companies in identifying licensees for their brands. We will continue to market our brands and solicit new licensees through a small number of executive employees and may retain the services of outside consultants, from time to time, to assist us in this effort.

Competition

Royalties paid to us under our licensing agreements are generally based on a percentage of the licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Liz Claiborne and VF Corp. and private labels, such as Faded Glory, Arizona, and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quicksilver, Mossimo, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Companies such as Mossimo have entered into, and other companies owning established trademarks could also enter into, similar arrangements with retailers. See “Risk Factors.”

Employees

As of February 1, 2003, we employed seventeen persons. None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.

Risk Factors

In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the Securities and Exchange Commission, or in any press release or other written or oral statement we may make. Please also see “Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations—Cautionary Note Regarding Forward-Looking Statements” for additional risks and uncertainties applicable to us.

Payments to us from our subsidiary, Spell C, are subject to a number of restrictions under the Amended Target Agreement.

We cannot assure you that our subsidiary, Spell C, will continue to distribute any significant amount of cash or property to us until after the maturity of the Secured Notes, if then. The Secured Notes indenture provides that any royalties payable under the Amended Target Agreement will be deposited directly into a collection account controlled by the trustee under the Secured Notes indenture. The trustee will distribute from the collection account the amount of principal due and payable to the holders on the Secured Notes on quarterly note payment dates. Excess amounts in the collection account may only be distributed to Spell C if the amount in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts may then be distributed by Spell C to us. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. See “Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes” and “United States Retail Direct Licensing.” There is no assurance that in the future there will be any excess amounts available to be distributed to us. We do not expect revenues deposited in the collateral account from sources other than the Amended Target Agreement to be significant during fiscal year 2004. We cannot predict with accuracy whether payments under the Amended Target Agreement will exceed the minimum guaranteed royalty, and if they do not, no distribution will be made to Spell C from the collateral account, and in turn, Spell C will have no funds available to distribute to us. If Spell C does not distribute any funds to us during the balance of the initial term of the Amended Target Agreement it could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

Our business is subject to intense competition.

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Liz Claiborne and VF Corp. and private labels, such as Faded Glory, Arizona and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quicksilver, Mossimo, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. Other companies owning established trademarks could also enter into similar arrangements with retailers. See “Competition.”

Our business is dependent on Target Stores, which accounted for 65% of our consolidated licensing revenues in fiscal 2003.

During fiscal 2003, 65% of our and Spell C’s licensing revenues were generated from a single source, Target Stores, a division of Target Corp. See “United States Retail Direct Licensing.” The term of the Amended Target Agreement currently extends until January 31, 2005 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year. See “—United States Licensing.” If Target Stores elects to terminate the agreement, effective January 31, 2005 or at any other time, it would have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores.

We have assigned all our rights in the Amended Target Agreement to Spell C, which has in turn pledged the Amended Target Agreement as collateral for the Secured Notes. Spell C will be dependent on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for minimum annual royalty payments, if for any reason Target Stores does not pay the minimum royalties while the Secured Notes remain outstanding, Spell C will likely be unable to meet, and will default on, its payment obligations under the indenture for the Secured Notes. We are not guarantors of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes, and the permanent loss of such trademarks as a result of a default would have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. The Secured Notes mature February 20, 2004.

We are dependent on our intellectual property and we cannot assure you that we will be able to successfully protect our rights.

We and Spell C hold various trademarks including Cherokee, Sideout, King of the Beach and others in connection with apparel, footwear and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in several other countries. We and Spell C also hold several trademark applications for Cherokee, Sideout, and King of the Beach in several countries. We monitor on an ongoing basis unauthorized filings of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. While we currently have the resources to pursue or defend most infringement claims, any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

Mossimo Inc. has refused to make payment under the Finder’s Agreement and we have made no reserves with respect to withheld payments.

During fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003, revenues from Mossimo were $2.7 million. However, Mossimo refused to pay the $2.7 million in finder’s fees during fiscal 2003. An arbitration was heard between the parties in mid-October on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the Finder’s Agreement. This interim award was reaffirmed in total in a final award on January 17, 2003. Cherokee is moving to confirm the final arbitration ruling in the Superior Court of Los Angeles County, however Mossimo has filed a petition to vacate the award. If the Court confirms the award, it is not clear whether Mossimo will contest this matter further. Mossimo has set aside the awarded amounts due to Cherokee in a separate cash account pending a final judgment. If Mossimo continues to pursue further legal remedies and there is a material delay in the confirmation of the award, or for any other reason there is a delay in the payment by Mossimo of the past due fees that have been withheld, or future fees, it could have a material adverse effect on Cherokee’s cash flow and liquidity. If Cherokee is ultimately not successful in having the award confirmed, and Mossimo does not pay either the fees it has withheld or future fees, then it could have a material adverse effect on Cherokee’s business, prospects, financial condition, results of operation and liquidity. Furthermore, we have made no provision for reserves against the accounts receivable outstanding from Mossimo, and if we ultimately do not receive the money from Mossimo we would be required to write off these accounts receivable.

We are dependent on our key management personnel.

Our success is highly dependent upon the continued services of Robert Margolis, our Chairman and Chief Executive Officer, who is the primary person responsible for conceiving and implementing our overall business and marketing strategy. Mr. Margolis has served as Chairman and Chief Executive Officer since December 1994 when we emerged from bankruptcy. As of April 1, 2003, Mr. Margolis was the beneficial owner of approximately 18.5% of our outstanding common stock. We have only seventeen employees and Mr. Margolis’ leadership and experience in the apparel licensing industry is critical to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering Mr. Margolis. While Mr. Margolis’ services are provided pursuant to a management agreement with us, this agreement does not ensure Mr. Margolis’ continued services. The loss of the services of Mr. Margolis could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

The management agreement with our Chief Executive Officer contains provisions that provide for a substantial cash payment to our Chief Executive Officer upon breach or termination of the management agreement by us.

Mr. Margolis’ services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement. The current term of the management agreement ends February 1, 2005; however, the term may be extended indefinitely for additional one-year terms so long as we meet certain pre-tax earnings thresholds. If we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations there under, we must pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year’s performance bonus under the management agreement. Mr. Margolis’ annual base compensation in fiscal 2003 was $647,564 and his performance bonus for fiscal 2003 was approximately $2.84 million and based on those amounts, the lump sum payment referenced above would be approximately $10.5 million.

The occurrence of the following events, among other things, will be deemed to be a material breach of the management agreement by us:

•	Mr. Margolis and/or other directors that he and related parties have the right to nominate to our Board of Directors, are not elected to our Board of Directors or are not put on the slate of directors recommended to our stockholders or Mr. Margolis or any such other director is removed from our Board of Directors without Mr. Margolis’ approval;

•	the assignment to Mr. Margolis of any duties materially inconsistent with, or the diminution of his positions, titles, offices, duties and responsibilities with us or any removal of Mr. Margolis from, or any failure to re-elect Mr. Margolis to, any titles, offices or positions held by him under the management agreement, including the failure of our Board of Directors to elect Mr. Margolis or his designee as Chairman of the Board;

•	a reduction by us in the base compensation or any other compensation provided to Mr. Margolis in the management agreement; or

•	a change or relocation of Mr. Margolis’ offices that materially and adversely affects Mr. Margolis’ working environment or any other substantial, material and adverse changes in Mr. Margolis’ working conditions imposed by us.

We do not have sufficient cash to make the lump sum payment to Mr. Margolis, and becoming obligated to make such payment would have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. Under certain circumstances, the obligation to make such lump sum payments to Mr. Margolis could be triggered if a third party were to acquire us, which would increase the acquisition costs, but would also each year thereafter reduce our annual operating expenses due to the elimination of annual bonus payments to Mr. Margolis pursuant to the management agreement.

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

During fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003, revenues from Mossimo were $2.7 million. However, Mossimo refused to pay the $2.7 million in finder’s fees during fiscal 2003. An arbitration was heard between the parties in mid-October on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the Finder’s Agreement. This interim award was reaffirmed in total in a final award on January 17, 2003. Cherokee is moving to confirm the final arbitration ruling in Superior Court of Los Angeles County; however, Mossimo has filed a petition to vacate the award. If the Court confirms the award, it is not clear whether Mossimo will contest this matter further. Mossimo has set aside the awarded amounts due to Cherokee in a separate cash account pending a final judgment. We have made no provision for reserves against the accounts receivable from Mossimo. See “Item 1—Risk Factors.”

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our holders of common stock during the final quarter of fiscal 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq National Market System under the symbol CHKE. The table below sets forth for each of the fiscal quarters during our last two fiscal years the range of the high and low bid quotations for our common stock and the cash dividends paid, if any.

	High	Low	Dividends Paid
Fiscal 2002
Quarter ended May 5, 2001	9.625	8.32	—
Quarter ended August 4, 2001	9.59	7.60	—
Quarter ended November 3, 2001	9.85	8.09	—
Quarter ended February 2, 2002	14.57	8.88	—

Fiscal 2003
Quarter ended May 4, 2002	21.98	12.98	—
Quarter ended August 3, 2002	23.12	14.50	—
Quarter ended November 2, 2002	19.22	15.11	—
Quarter ended February 1, 2003	16.75	13.91	—

On March 28, 2003, the latest bid price for our common stock, reported on the Nasdaq National Market System, was $ 14.80 per share. As of March 28, 2003, the number of stockholders of record of our common stock was 149. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or approximately 11.5% of our outstanding common stock. Pursuant to this directive, we used cash of $861,000 to repurchase and retire 57,500 shares of our common stock in fiscal 2003 and $607,000 to repurchase and retire 68,300 shares of our common stock in fiscal 2002. Since July 22, 1999, we have used cash of $5.5 million to repurchase and retire 607,800 shares of our common stock. We are currently authorized to repurchase up to an aggregate of 392,200 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or privately negotiated transactions.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information has been taken or derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. See “—Item 8. Consolidated Financial Statements and Supplementary Data.”

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000		Year Ended January 30, 1999
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net Revenues	$33,143	$30,674	$28,281	$24,714		$19,307
Selling, general and administrative expenses	9,485	8,599	7,955	7,225		6,428
Amortization of trademarks	667	534	396	261		200
Forgiveness of note receivable	—	—	—	1,890	(1)	—

Operating income	22,991	21,541	19,930	15,338		12,679
Interest expense	1,131	1,754	2,367	2,817		3,247
Investment and interest income	(245)	(292)	(430)	(399)		(638)

Income before income taxes	22,105	20,079	17,993	12,920		10,070
Income tax expense (benefit)	9,087	8,020	7,227	4,859		3,982

Net income	$13,018	$12,059	$10,766	$8,061		$6,088

Basic earnings per share	$1.58	$1.47	$1.29	$0.94		$0.70
Diluted earnings per share	$1.54	$1.46	$1.29	$0.94		$0.70
Cash distribution of capital per share	$—	$—	$—	$—		$—
Cash dividends per share	$—	$—	$—	$0.50		$1.25

	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000	January 30, 1999
Balance Sheet Data:
Working capital (deficiency)	$1,619	$(287)	$(2,263)	$(2,236)	$(2,242)
Total assets	29,063	24,256	19,413	17,518	19,529
Long-term debt, net of current maturities	2,141	11,510	20,255	28,389	35,697
Stockholders’ equity (deficit)	11,767	(1,760)	(15,070)	(24,132)	(29,879)

Notes to Selected Financial Data

(1)	Represents a non-cash charge of $1.89 million resulting from the partial forgiveness and cancellation of note receivable from Mr. Margolis during the year ended January 29, 2000.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-K include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target Stores, Tesco and Carrefour, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent and the outcome of our dispute with Mossimo. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines both within and outside of Target Stores, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee, Sideout and Carole Little branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel, any adverse determination of claims, liabilities or litigation, including the dispute with Mossimo, and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under “Item 1. Business—Risk Factors” as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially effect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

Overview

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. See “Item 8. Consolidated Financial Statements and Supplementary Data.”

Since May 1995, we have principally been in the business of marketing and licensing the Cherokee brand and related trademarks and other brands we own or represent. Our operating strategy emphasizes domestic and international retail direct and wholesale licensing, whereby we grant wholesalers and retailers the license to use our trademarks on certain categories of merchandise.

In November 1997, we reaffirmed our strategic relationship with Target Stores, a division of Target Corp., by entering into the Amended Target Agreement, which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. See “Item 1. Business. United States Retail Direct Licensing.” Under the Amended Target Agreement, Target Stores will pay a royalty each fiscal year during the term of the agreement based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $10.5 million for the fiscal year ending January 31, 2003 and 2004, and $9.0 million for the year ended January 31, 2005 and each fiscal year thereafter, if any, that the term of Amended Target Agreement is extended. In January 2003, Target Stores elected to allow the term of the Amended Target Agreement to be renewed for one additional year. As a result, the term of the Amended Target Agreement currently continues until January 31, 2005 and remains subject to the automatic renewal provisions. Under the Amended Target Agreement, in most cases, we or Spell C must receive Target Stores’ consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the agreement. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand in several international markets through retail direct or wholesale licenses with manufacturers or other companies who have market power and economies of scale in the respective markets.

Target Stores currently has approximately 1,148 stores in the United States and has publicly announced that it expects to open additional stores in the next twelve months. We expect that these additional stores will result in an increase in the overall sales volume of Cherokee branded products sold by Target Stores; however, there can be no assurance that overall sales volume will increase. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. The Amended Target Agreement, however, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. During the fiscal year ended February 1, 2003 (“fiscal 2003”), Target Stores reached the maximum royalty rate reduction in the third quarter. Additional stores are expected to cause Target Stores to reach the maximum royalty rate reduction even earlier in the upcoming year. This trend is expected to have a positive impact on our licensing revenues in our first quarter ended May 4, 2003 as well as our licensing revenues for our entire fiscal year ended January 31, 2004, but may have a negative impact on our licensing revenues in our second and third quarters ended August 2 and November 1, 2003.

As part of a recapitalization that occurred in September 1997, we sold to Spell C, our wholly owned subsidiary, all of our rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of our rights in the Amended Target Agreement in exchange for the proceeds from the sale of the Secured Notes. See “Item 1. Business. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes.” Spell C issued for an aggregate of $47.9 million, privately placed Zero Coupon Secured Notes, yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee brand name and trademarks. The Secured Notes indenture provides that any royalties generated by the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture for distribution to holders of the Secured Notes. Excess amounts in the collection account may be distributed to Spell C only if the excess amounts exceed the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts, if any, will then be distributed by Spell C to us. Since the aggregate payments due under the Amended Target Agreement are $60 million and equal the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60 million, there is no assurance that there will be any excess amounts to be distributed. See “Item 1. Risk Factors.”

Target Stores commenced the initial sales of Cherokee branded merchandise in July 1996. Royalty revenues from Target Stores were $6.4 million during the eight-month fiscal period ended January 31, 1998, $14.6 million during the fiscal year ended January 30, 1999, $16.3 million during the fiscal year ended January 29, 2000 (“fiscal 2000”), $19.3 million during the fiscal year ended February 3, 2001 (“fiscal 2001”), $20.7 million during the fiscal year ended February 2, 2002 (“fiscal 2002”) and $21.4 million during fiscal 2003 which accounted for 75%, 76%, 66%, 68%, 67% and 65% respectively, of our consolidated revenues during such periods. While all royalties paid under the Amended Target Agreement appear in our consolidated financial statements, since the issuance of the Secured Notes, most of such royalties have been, and most, if not all of such royalties received until the maturity of the Secured Notes, will be distributed to the holders of the Secured Notes. See “Item 1. Risk Factors.” During fiscal 2003, of the $21.4 million in royalty revenues received from Target Stores, $10.5 million was paid to the holders of the Secured Notes. At various times during fiscal 2003, Spell C distributed a total of $10.9 million to us (which amount includes royalty revenues received from Target Stores during both fiscal 2002 and fiscal 2003 and interest income earned on royalty revenues). While we believe that royalties payable under the Amended Target Agreement may continue to exceed the minimum guaranteed royalty payable there under, we cannot predict this with any accuracy. Additional payments of $13.1 million must be made to the holders of the Secured Notes prior to their maturity in February 2004. The revenues generated from all other licensing agreements during the eight-month fiscal period ended January 31, 1998 were $2.1 million, during fiscal 1999 were $4.7 million, during fiscal 2000 were $8.4 million, during fiscal 2001 were $9.0 million, during fiscal 2002 were $10.0 million and during fiscal 2003 were $11.7 million, which accounted for 25%, 24%, 34%, 32%, 33% and 35%, respectively, of our revenues during such periods.

In November 1997, we purchased the Sideout brand and related trademarks from Sideout Sport, Inc. for approximately $2.0 million and a portion of the future royalties generated by the Sideout brand. Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligation to pay Sideout Sport Inc. During fiscal 2003, we made additional contingent payments of $0.4 million under the Sideout Agreement. Since January 1999, we have paid, in total, $4.34 million in contingent payments under the Sideout Agreement. The Sideout brand generated licensing revenues from existing contracts of approximately $3.5 million during fiscal 2003, which accounted for approximately 10.6% of our revenues during such period. See “Item 1. Business-Sideout Agreement.”

As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of our licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and a five-year master licensing agreement with Gilrichco, Inc. for the remaining brands. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West) then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. The licensing agreement with Gilrichco provides us with minimum guaranteed royalties during the initial 19 month term of the agreement, and successive one year terms, if renewed. The agreement also provides Gilrichco with the option at July 31, 2008 to buy the trademarks covered by the agreement from us for a nominal amount. The licensing agreement also provides Gilrichco with the option to terminate the agreement after the initial 19 month period provided, Gilrichco pays us the greater of the royalty revenues earned during this period or the annual minimum guaranteed royalty under the agreement.

As of November 29, 1999, we and The Newstar Group, d/b/a The Wilstar Group (“Wilstar”) entered into a Second Revised and Restated Management Agreement which revised and restated the terms under which Wilstar agreed to continue to provide us with the executive management services of our Chief Executive Officer Robert Margolis. Mr. Margolis is currently the sole stockholder of Wilstar. On January 3, 2001, Wilstar assigned the management agreement to Mr. Margolis. As base compensation for services rendered, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. Mr. Margolis is also eligible for annual performance bonuses.

The management agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2003 we accrued a bonus of $2.84 million for Mr. Margolis, and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase.

In addition to licensing our own brands, we assist other companies in identifying licensees for their brands. During fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. During fiscal 2003, we accrued revenues from Mossimo of $2.7 million. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003, revenues from Mossimo were $2.7 million. However, Mossimo refused to pay the $2.7 million in finder’s fees during fiscal 2003. An arbitration was heard between the parties in mid-October on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the Finder’s Agreement. This interim award was reaffirmed in total in a final award on January 17, 2003. Cherokee is moving to confirm the final arbitration ruling in Superior Court of Los Angeles County, however Mossimo has filed a petition to vacate the award. If the Court confirms the award, it is not clear whether Mossimo will contest this matter further. Mossimo has set aside the awarded amounts due to Cherokee in a separate cash account pending a final judgment. We have made no provision for reserves against the accounts receivable from Mossimo.

In 1997, our Board changed our fiscal year end to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align us with our licensees who generally also operate and plan using such a fiscal year. Prior to this change our fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest May 31. As a result, our 1999 fiscal year ended January 30, 1999 and included 52 weeks, our fiscal 2000 and included 52 weeks, our fiscal 2001 and included 53 weeks, our fiscal 2002 and included 52 weeks and fiscal 2003 and includes 52 weeks.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. Revenues from royalty and finder’s agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectibility is reasonably assured.

•	Deferred Taxes. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

•	Impairment of Long-Lived Assets. Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144 that generally requires management to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

•	Contingencies and Litigation. Management evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and records accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. Management makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Results of Operations

The following table sets forth for the periods indicated certain of our consolidated financial data. In December 1997, we assigned the Amended Target Agreement to Spell C and Spell C issued the Secured notes.

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Royalty revenues	$33,143,000	$30,674,000	$28,281,000
Selling, general, administrative and amortization expenses	10,152,000	9,133,000	8,351,000

Operating income	22,991,000	21,541,000	19,930,000
Interest expense net of interest income	886,000	1,462,000	1,937,000
Income tax provision	9,087,000	8,020,000	7,227,000

Net income	$13,018,000	$12,059,000	$10,766,000

Fiscal 2003 compared to Fiscal 2002

In fiscal 2003, revenues increased 8.0% to $33.1 million from $30.7 million for fiscal 2002. Revenues for fiscal 2003 and fiscal 2002 were generated from licensing our trademarks and finders fees for placing Mossimo with Target Stores. Revenues from Target Stores for fiscal 2003 and fiscal 2002 were $21.4 million or 65% of revenues and $20.7 million or 67% of revenues, respectively. Revenues from all other sources for fiscal 2003 and fiscal 2002 were $11.7 million or 35% of revenues and $10.0 million or 33% of revenues, respectively. In fiscal 2003, Mervyn’s continued its expansion of the Sideout brand into other product categories and paid royalties of approximately $3.0 million compared to $2.7 million in fiscal 2002. Our international licensing revenues were $5.8 million in fiscal 2003 compared to $4.5 million in fiscal 2002. Cherokee products were launched in Tesco stores in fall 2002 and Carrefour stores in spring 2002. Revenue from these licensees was $1.9 million and $169,000, respectively, in fiscal 2003. Zellers paid royalties of approximately $3.4 million in fiscal 2003 compared to $3.8 million in fiscal 2002 due to lower sales volume of Cherokee branded product. During fiscal 2003, royalty revenues from wholesale licensing agreements totaled $98,000 compared to $274,000 for fiscal 2002. In fiscal 2003, our revenues included $2.7 million from Mossimo Inc. compared to $2.2 million for fiscal 2002. However, as described previously, Mossimo refused to pay the $2.7 million in finder’s fees during fiscal 2003 and we have made no provision for reserves against the accounts receivable outstanding from Mossimo. See “—Overview,” “Item 1—Risk Factors” and “Item 3—Legal Proceedings.”

Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $9.9 million and $6.2 million for fiscal 2003 and fiscal 2002, respectively, included an accrual for Target Stores, Zellers and Mervyns’s royalty revenues earned during the fourth quarters of fiscal 2003 and fiscal 2002 and these revenues were subsequently received in the following quarter. It also included $3.2 million in outstanding accounts receivable for Mossimo. We have made no provision for reserves against the revenues and awarded interest and legal fees accrued for Mossimo in fiscal 2003.

Selling, general and administrative expenses including amortization of trademarks for fiscal 2003 were $10.2 million or 30.6% of revenues compared to $9.1 million or 29.8% of revenues for fiscal 2002. Selling, general and administrative expenses in fiscal 2003 increased due to increases in payroll related expenses including bonuses of $460,000, travel related expenses attributable to our increased business activities overseas of $225,000, amortization of our trademarks of $133,000, charitable contributions, and marketing expenses. In addition, for fiscal 2002, certain other accruals totaling $250,000 were deemed no longer required and were reversed. Amortization expenses are expected to increase as a result of the acquisition of the CL Fashion trademarks, Sideout contingent payments, and the purchase of other trademarks and registrations. Management and staff bonus expenses will continue to rise if our EBITDA continues to rise.

Our interest expense for fiscal 2003 was $1.1 million compared to $1.8 million for fiscal 2002. The interest expense is attributable to the Secured Notes. Interest expense is expected to decrease as we continue to make quarterly payments on the Secured Notes and the outstanding principal of such notes is reduced. This securitization is scheduled to be paid off in the first half of 2004.

Our investment and interest income for fiscal 2003 was $245,000 compared to $292,000 for fiscal 2002. The decrease in investment and interest income is due mainly to lower interest rates being offered for investments. Interest accrued on the monies owed to us by Mossimo was $108,000 at February 1, 2003.

For fiscal 2003, we booked for generally accepted accounting principles a tax provision of $9.1 million or $1.07 per diluted share, compared to $8.0 million or $0.97 per diluted share for fiscal 2002. Our effective tax rate was 41.1% for fiscal 2003 and 39.9% for fiscal 2002. Our net income for fiscal 2003 was $13.0 million or $1.54 per diluted share compared to a net income of $12.1 million or $1.46 per diluted share for fiscal 2002. A portion of this increase in our earnings per share is attributable to our repurchase of 57,500 shares of our common stock during fiscal 2003.

Fiscal 2002 compared to Fiscal 2001

In fiscal 2002, revenues increased 8.5% to $30.7 million from $28.3 million for fiscal 2001. Revenues for fiscal 2002 and fiscal 2001 were generated from licensing our trademarks and finder’s fees for placing Mossimo with Target Stores. Revenues from Target Stores for fiscal 2002 and fiscal 2001 were $20.7 million or 67% of revenues and $19.3 million or 68% of revenues, respectively. Revenues from all other sources for fiscal 2002 and fiscal 2001 were $10.0 million or 33% of revenues and $9.0 million or 32% of revenues, respectively. Zellers paid royalties of approximately $3.8 million in fiscal 2002 compared to $3.7 million in fiscal 2001. In fiscal 2002, Mervyn’s continued its expansion of the Sideout brand into other product categories and paid royalties of approximately $2.7 million compared to $2.3 million in fiscal 2001. Our international licensing revenues were $4.5 million in fiscal 2002 compared to $4.4 million in fiscal 2001. For fiscal 2003, we expect the launch of Cherokee products in Carrefour stores in spring 2002 and in Tesco stores in fall 2002 to have a positive impact on our international licensing revenues; however, even then there can be no guarantee that any royalties will be significant in amount. During fiscal 2002, royalty revenues from wholesale licensing agreements totaled $274,000 compared to $1.2 million for fiscal 2001. The reduction in royalty revenues is related to the termination and/or cancellation of licensing agreements and to the inclusion in fiscal 2001 of a one-time $300,000 royalty payment from a terminated licensee. In fiscal 2002, our revenues included $2.2 million from Mossimo Inc. compared to $297,000 for fiscal 2001.

Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $6.2 million and $5.9 million for fiscal 2002 and fiscal 2001, respectively, included an accrual for Target Stores, Zellers and Mervyn’s royalty revenues and Mossimo fees earned during the fourth quarters of fiscal 2002 and fiscal 2001 and these revenues were subsequently received in the following quarter.

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

For fiscal 2002, we booked for generally accepted accounting principles a tax provision of $8.0 million or $0.97 per diluted share, compared to $7.2 million or $0.86 per diluted share for fiscal 2001. Our effective tax rate was 39.9% for fiscal 2002 and 40.1% for fiscal 2001. Our net income for fiscal 2002 was $12.1 million or $1.46 per diluted share compared to a net income of $10.8 million or $1.29 per diluted share for fiscal 2001. A portion of this increase in our earnings per share is attributable to our repurchase of 68,300 shares of our common stock during fiscal 2002.

Liquidity and Capital Resources

Cash Flows.    On February 1, 2003 we had cash and cash equivalents of $5.5 million, which amount included restricted cash of $2.6 million held in a collection account by the trustee under the indenture for the Secured Notes. On February 2, 2002 we had cash and cash equivalents of $7.0 million, which amount included restricted cash of $2.6 million. The $1.5 million decrease in cash and cash equivalents is primarily attributable to the non-payment of monies by Mossimo and the acquisition of the CL Fashion trademarks during fiscal 2003.

During fiscal 2003, cash provided by operations was $12.2 million, compared to $14.6 million in fiscal 2002. During fiscal 2003, cash used in investing activities was $3.4 million of which $2.7 million was attributable to the acquisition of the CL Fashion trademarks and $477,000 attributable to trademark purchases and registration fees incurred in connection with continued payments under the Sideout Agreement and registration of the Sideout trademarks and $250,000 for other trademark expenditures. In comparison, during fiscal 2002, cash used in investing activities was $1.8 million attributable to trademark purchases and registration fees incurred in connection with continued payments under the Sideout Agreement and registration of the Cherokee and Sideout trademarks. During fiscal 2003, cash used in financing activities was $10.3 million compared to $11.0 million in fiscal 2002. The decrease in cash used in financing activities was primarily attributable to proceeds from the exercising of stock options during fiscal 2003. During fiscal 2003, pursuant to our Board of Directors’ direction to repurchase a portion of our common stock, we used $861,000 of cash to repurchase 57,500 shares of our common stock, in comparison to fiscal 2002 when we used $607,000 of our cash to repurchase 68,300 shares. Additionally, during fiscal 2003 payments were made totaling $10.5 million on the Secured Notes in comparison to $10.5 million during fiscal 2002.

Uses of Liquidity.    Our cash requirements through the end of fiscal 2004 are primarily to fund operations, repay the Secured Notes, repurchase shares of our common stock and, to a lesser extent, for capital expenditures. As discussed previously, in 2003, Mossimo refused to pay the $2.7 million in finder’s fees during the year and we have made no provision for reserves against the revenues and awarded interest and legal fees accrued for Mossimo in fiscal 2003. See “—Overview,” “Item 1—Risk Factors” and “Item 3—Legal Proceedings.” At February 1, 2003, we had accounts receivable outstanding for Mossimo of $3.2 million which includes $108,000 in interest and $410,000 in legal fees awarded through arbitration.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period(a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Long-Term Debt(b)	$10,500,000		$2,625,000		—	—	$13,125,000
Capital Lease Obligations	—		—		—	—	—
Operating Leases(c)	$108,000		$54,000		—	—	$162,000
Unconditional Purchase Obligations	—		—		—	—	—
Other Long-Term Obligations	—	(d)(e)(f)	—	(d)(e)(f)	—	—	—	(d)(e)(f)
Total Contractual Cash Obligations	$10,608,000	(g)	$2,679,000	(g)	—	—	$13,287,000	(g)

(a)	For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captions “Less than 1 year” starts February 2, 2003 and ends February 1, 2004.
(b)	Represents payments to the holders of the Secured Notes.
(c)	Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2004; however, we have an option to extend the term of the lease for one additional three-year period for monthly rental payments of $9,010.
(d)	Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million of royalties received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingency payments of $5.5 million or October 22, 2004, we will have no further obligations to pay Sideout Sport Inc. Since January 1999, we have paid, in total, $4.3 million in contingent payments under the Sideout Agreement. Because payments to Sideout Sport Inc. are based on royalties received, we cannot predict the exact amount of payments we will be obligated to make to Sideout Sport up to October 22, 2004. Steven Ascher, an Executive Vice President of Cherokee, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc.
(e)	Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2003 we accrued a bonus of $2.8 million for Mr. Margolis and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations there under, we would be obligated to pay Mr. Margolis, within sixty days after the date the termination, a lump sum in cash in excess of $10.5 million. See “Item 1. Risk Factors.”
(f)	After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due.
(g)	Stated amount does not include any payments pursuant to either the Sideout Agreement, the management agreement with Mr. Margolis or our agreement with Ms. Little.

On December 23, 1997, Spell C issued the Secured Notes, which yield 7.0% interest per annum and mature on February 20, 2004. See “Item 1. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes” and “Item. Risk Factors.” The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the initial six year term of the Amended Target Agreement, which is also $60.0 million. Spell C is dependent on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for a minimum annual royalty payment, if for any reason Target Stores does not pay the minimum royalties, Spell C will be unable to meet, and will default on, its payment obligations under the indenture for the Secured Notes. We are not guarantors of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes and the permanent loss of such trademarks as a result of a default would have a material adverse effect on our business, financial condition and results of operations. The Secured Notes indenture does not contain any financial covenants that require the maintenance of any financial ratios, cash flows, stock price, value of any assets, credit rating, level of earnings or earnings per share. The Secured Notes indenture does contain covenants prohibiting Spell C from, among other things, transferring any right, title or interest in the Amended Target Agreement or the United States Cherokee trademarks, incurring any encumbrances on such agreement or trademarks, or taking any action to impair the liens on such agreement or trademarks in favor of the holders of the Secured Notes. As of February 1, 2003, Spell C was in compliance with the covenants in the indenture for the Secured Notes.

As of February 1, 2003 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of the Secured Notes or any other material third-party obligations. As of February 1, 2003, we do not have any standby letters of credit nor any standby repurchase obligations.

Through May 1999, we paid a quarterly dividend. However, the payment of any future dividends will be at the discretion of our Board and will be dependant upon our financial conditions, results of operations, capital requirements and other factors deemed relevant by our Board.

Sources of Liquidity.    Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments though the end of fiscal 2004; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. See “Item 1. Risk Factors”. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of this Form 10-K and under the caption title “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Item 7.

If our revenues and cash flows during fiscal 2004 are only slightly lower than fiscal 2003, we may not have cash available to continue to repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If Mossimo does not pay us the $2.7 million plus interest and legal fees withheld or future fees, or our revenues and cash flows during fiscal 2004 are materially lower than fiscal 2003, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses and possibly the Sideout Agreement. Further, the aggregate scheduled amortization under the Secured Notes does not exceed the aggregate minimum guaranteed royalty payments under the Amended Target Agreement. Until the outstanding amount under the Secured Notes is fully paid, our ability to obtain funds from conventional sources of long-term external financing, such as debt, convertible debt or equity financings is somewhat limited. We do believe that, if necessary, even prior to the full repayment of the Secured Notes, we would have access to short-term external financing, but we cannot provide any assurance that financing would be available to us on acceptable terms or at all.

Inflation and Changing Prices

Inflation, traditionally, has not had a significant effect on our operations. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material impact on future operations.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition Disclosure—an amendment of FAS 123” (SFAS No. 148). This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. Cherokee intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. Cherokee has made certain disclosures required by SFAS No. 148 as presented in Note 2 of the consolidated financial statements for the year ended February 1, 2003 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of fiscal 2004. Accordingly, adoption of SFAS No. 148 will not impact Cherokee’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement were effective in the first quarter of fiscal year ended February 1, 2003. The adoption of this standard did not have an impact on Cherokee’s financial position, results of operations, or cash flows.

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

Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. Revenues from international licensing comprise 17.5% of our consolidated revenues. For fiscal 2003, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate was not material.

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

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of

Cherokee Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cherokee Inc. and its subsidiary at February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for the three years ended February 1, 2003, February 2, 2002 and February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 21, 2003

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	February 1, 2003	February 2, 2002
Assets
Current assets:
Cash and cash equivalents	$2,852,000	$4,394,000
Restricted cash	2,637,000	2,645,000
Receivables	9,896,000	6,232,000
Prepaid expenses and other current assets	425,000	62,000
Deferred tax asset	964,000	886,000

Total current assets	16,774,000	14,219,000
Securitization fees, net of accumulated amortization of $1,046,000 and $840,000, respectively	195,000	401,000
Deferred tax asset	1,832,000	2,100,000
Property and equipment, net of accumulated depreciation of $311,000 and $265,000, respectively	120,000	156,000
Trademarks, net	10,127,000	7,365,000
Other assets	15,000	15,000

Total assets	$29,063,000	$24,256,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$203,000	$422,000
Other accrued liabilities	4,452,000	3,584,000
Current portion of long-term notes payable	10,500,000	10,500,000

Total current liabilities	15,155,000	14,506,000
Notes payable less current portion	2,141,000	11,510,000

Total liabilities	17,296,000	26,016,000

Commitments and Contingencies (Note 8)
Stockholders’ Equity (Deficit)
Preferred stock, $.02 par value 1,000,000 shares authorized None issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,232,264 and 8,163,405 shares issued and outstanding at February 1, 2003 and February 2, 2002, respectively	165,000	164,000
Additional paid-in capital	1,760,000	1,252,000
Retained earnings (deficit)	9,842,000	(3,176,000)

Total stockholders’ equity (deficit)	11,767,000	(1,760,000)

Total liabilities and stockholders’ equity (deficit)	$29,063,000	$24,256,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Net revenues	$33,143,000	$30,674,000	$28,281,000
Selling, general and administrative expenses	9,485,000	8,599,000	7,955,000
Amortization of trademarks	667,000	534,000	396,000

Operating income	22,991,000	21,541,000	19,930,000
Other income (expenses):
Interest expense	(1,131,000)	(1,754,000)	(2,367,000)
Investment and interest income	245,000	292,000	430,000

Total other expenses, net	(886,000)	(1,462,000)	(1,937,000)

Income before income taxes	22,105,000	20,079,000	17,993,000
Income tax provision	9,087,000	8,020,000	7,227,000

Net income	$13,018,000	$12,059,000	$10,766,000

Basic earnings per share	$1.58	$1.47	$1.29

Diluted earnings per share	$1.54	$1.46	$1.29

Weighted average shares outstanding:
Basic	8,244,675	8,199,284	8,334,420
Diluted	8,456,708	8,243,554	8,349,599

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Notes Receivable from Stockholder	Total
	Shares	Par Value
Balance at January 29, 2000	8,472,428	$170,000	$—	$(23,937,000)	$(365,000)	$(24,132,000)
Exercise of director warrant	8,277			12,000		12,000
Purchase and retirement of treasury shares	(249,000)	(5,000)		(2,096,000)		(2,101,000)
Stock option tax benefit				20,000		20,000
Interest on note receivable from stockholder					(8,000)	(8,000)
Repayment of note receivable from stockholder					373,000	373,000
Net income for the year ended February 3, 2001				10,766,000		10,766,000

Balance at February 3, 2001	8,231,705	165,000		(15,235,000)	—	(15,070,000)
Purchase and retirement of treasury shares	(68,300)	(1,000)	(606,000)			(607,000)
Utilization of pre-bankruptcy NOL carryforwards			1,858,000			1,858,000
Net income for the year ended February 2, 2002				12,059,000		12,059,000

Balance at February 2, 2002	8,163,405	164,000	1,252,000	(3,176,000)	—	(1,760,000)
Purchase and retirement of treasury stock	(57,500)	(1,000)	(860,000)			(861,000)
Stock option tax benefit			342,000			342,000
Proceeds from exercise of stock options	126,359	2,000	1,026,000			1,028,000
Net income for the year ended February 1, 2003				13,018,000		13,018,000

Balance at February 1, 2003	8,232,264	$165,000	$1,760,000	$9,842,000	$—	$11,767,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Operating activities
Net income	$13,018,000	$12,059,000	$10,766,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,000	63,000	46,000
Amortization of trademarks	667,000	534,000	396,000
Amortization of securitization fees	206,000	206,000	206,000
Amortization of debt discount	1,131,000	1,754,000	2,367,000
Interest income on note receivable from stockholder	—	—	(8,000)
Deferred taxes	190,000	78,000	1,170,000
Stock option tax benefit	342,000	—	—
Changes in current assets and liabilities:
Receivables	(3,664,000)	(339,000)	(1,052,000)
Prepaids and other current assets	(363,000)	(25,000)	(9,000)
Accounts payable	(219,000)	(120,000)	(298,000)
Other accrued liabilities	868,000	408,000	909,000
Other liabilities	—	(250,000)	—

Net cash provided by operating activities	12,222,000	14,608,000	14,493,000

Investing activities
Purchases of trademarks	(3,429,000)	(1,784,000)	(1,845,000)
Purchase of property and equipment	(10,000)	—	(62,000)
Repayment on note receivable from stockholder	—	—	373,000

Net cash used in investing activities	(3,439,000)	(1,784,000)	(1,534,000)

Financing activities
Decrease (increase) in restricted cash	8,000	(79,000)	(400,000)
Payment of long-term debt	(10,500,000)	(10,500,000)	(10,125,000)
Proceeds from exercise of stock options and warrants	1,028,000	—	12,000
Purchase of treasury shares	(861,000)	(607,000)	(2,101,000)

Net cash used in financing activities	(10,325,000)	(11,028,000)	(12,614,000)

(Decrease) increase in cash and cash equivalents	(1,542,000)	1,796,000	(345,000)
Cash and cash equivalents at beginning of period	4,394,000	2,598,000	2,253,000

Cash and cash equivalents at end of period	$2,852,000	$4,394,000	$2,598,000

Total paid during period:
Income taxes	$8,199,000	$7,543,000	$5,115,000
Interest	$2,812,000	$2,264,000	$1,626,000
Non-cash transactions:
Utilization of pre-bankruptcy NOL carryforwards	$—	1,858,000	—

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business

Cherokee Inc. (which may be referred to as we, us, or our) is in the business of marketing and licensing the Cherokee, Sideout and Carole Little brands and related trademarks and other brands it owns or represents. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Company Year End

Our fiscal year comprises a 52 or 53 week period ending on the Saturday nearest to January 31.

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trademarks

We hold various trademarks including Cherokee®, Sideout®, Sideout Sport®, King of the Beach, Carole Little®, CL II®, Saint Tropez-West®, Chorus Line, All that Jazz®, Molly Malloy® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We also hold trademark applications for Cherokee, Sideout, Sideout Sport, King of the Beach, Carole Little, CLII, Chorus Line, Saint Tropez-West, All that Jazz, and Molly Malloy and others in numerous countries. We intend to renew these registrations as appropriate prior to expiration. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally.

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

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year end February 1, 2003 (“fiscal 2003”) and February 2, 2002 (“fiscal 2002”), our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer accounted for approximately 40% and 68%, respectively, of our trade receivables at February 1, 2003 and February 2, 2002 and approximately 65%, 67% and 68%, respectively, of our revenues during the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001. Mossimo accounted for $3.2 million or 32% and $315,000 or 5% of trade receivables at February 1, 2003 and February 2, 2002. Our international revenues represent approximately 18%, 15% and 16%, respectively, of our total revenues during the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Contracts

In 1997, we entered into an agreement with Target Stores that grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. Under the Target Stores agreement, Target Stores will pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on percentages, specified in the agreement, of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year, which percentages vary based on the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two fiscal years ended January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The agreement will automatically renew for successive one-year periods, providing Target Stores is current in its minimum guaranteed payments, unless Target Stores provides one-year notice to terminate the agreement. In January 2003, Target renewed their agreement with Cherokee under the same terms as of January 31, 2003. The renewal extends through January 2005. The guaranteed minimum royalty for 2005 is $9.0 million.

In 2001, Mervyn’s agreed to renew its licensing agreement for certain merchandise categories of the Sideout brand for an additional three years on the same terms and conditions as the existing license agreement. The renewal term commenced on February 1, 2002 and continues through January 31, 2005. Under the Mervyn’s agreement, Mervyn’s will pay a royalty each fiscal year based on a percentage of Mervyn’s net sales of Sideout branded merchandise during each fiscal year, subject to a guaranteed minimum royalty.

In 1997, we entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in certain categories of merchandise. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. During Fiscal 2002, Zellers renewed their agreement as of February 1, 2003 for an additional five year period, through January 31, 2008. Under the terms of the renewal, Zellers agreed to pay us a minimum guaranteed royalty of $15.6 million over the five-year term under the same conditions of the original agreement.

During 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo which provides that we receive 15% of all monies paid to Mossimo by Target. Under the Mossimo agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, subject to a guaranteed minimum royalty.

In December, 2002, Cherokee acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy. Concurrent, and just after this acquisition, Cherokee entered into a five-year “Retail Direct” licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and a master licensing agreement with Gilrichco, Inc. for the remaining brands. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the five-year term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. The licensing agreement with Gilrichco provides us with minimum guaranteed royalties during the initial 19 month term of the agreement, and successive one year terms, if renewed. The agreement also provides

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gilrichco with the option at July 31, 2008 to buy the trademarks covered by the agreement from us for a nominal amount. The licensing agreement also provides Gilrichco with the option to terminate the agreement after the initial 19 month period provided, Gilrichco pays us the greater of the royalty revenues earned during this period or the annual minimum guaranteed royalty under the agreement.

Fair Value of Financial Instruments

The amount recorded for financial instruments in our consolidated financial statements approximates fair value as defined in SFAS No. 107 “Disclosures about the Fair Value of Financial Instruments”, except the long-term debt described in Note 5 of which the fair value is not readily determinable.

Stock-Based Compensation

At February 1, 2003, Cherokee has one stock-based employee compensation plan. Cherokee accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” the following table illustrates the effect on stock-based compensation, net income and earnings per share if Cherokee had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Net income:
As reported	$13,018,000	$12,059,000	$10,766,000
Stock-based compensation expense determined under the fair value method	188,000	183,000	385,000

Pro forma	$12,830,000	$11,876,000	$10,381,000

Net income per share—basic:
As reported	$1.58	$1.47	$1.29
Per share effect of stock-based compensation expense determined under the fair value method	(0.02)	(0.02)	(0.04)

Pro forma	$1.56	$1.45	$1.25

Net income per share—diluted:
As reported	$1.54	$1.46	$1.29
Per share effect of stock-based compensation expense determined under the fair value method	(0.02)	(0.02)	(0.05)

Pro forma	$1.52	$1.44	$1.24

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130 “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income components which under generally accepted accounting principles (“GAAP”) bypass the income statement and are reported in the balance sheet as a separate component of equity. For the three years ended February 1, 2003, February 2, 2002 and February 3, 2001, we had no other comprehensive income components as defined in SFAS No. 130, and accordingly, net income equals comprehensive income.

Segment Reporting

We determine and disclose our segments in accordance with SFAS No. 131. “Disclosures about Segments of an Enterprise and Related Information” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas and major customers. Our reporting structure provides for only one segment—the marketing and licensing of trademarks.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of FAS 123” (SFAS No. 148). This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. Cherokee intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. Cherokee has made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended February 1, 2003 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of fiscal 2004. Accordingly, adoption of SFAS No. 148 will not impact Cherokee’s financial position or results of operations.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement were effective in the first quarter of fiscal year ended February 1, 2003. The adoption of this standard did not have an impact on Cherokee’s financial position, results of operations, or cash flows.

3.    Receivables

Receivables consist of the following:

	February 1, 2003	February 2, 2002
Trade	$9,825,000	$6,061,000
Other	71,000	171,000

	$9,896,000	$6,232,000

Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balance as of February 1, 2003 and February 2, 2002 included an accrual for Target Stores, Zellers and Mervyn’s royalty revenues earned during the fourth quarter periods ended February 1, 2003 and February 2, 2002 and subsequently received in the following quarter. During fiscal 2003, Mossimo refused to pay the $2.7 million in finder’s fees during the year. An arbitration was heard between the parties in mid-October on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest of $108,000, through Fiscal 2003, on the monies withheld, along with legal fees of $410,000. The arbitrators also reaffirmed the Finder’s Agreement. This interim award was confirmed in total in a final award on January 17, 2003. Cherokee is moving to confirm the final arbitration ruling in Superior Court of Los Angeles County; however, Mossimo has filed a petition to vacate the award. If the Court confirms the award, it is not clear whether Mossimo will contest this matter further. Mossimo has set aside the awarded amounts due to Cherokee in a separate cash account pending a final judgment. We have made no provision for reserve against the $2.7 million in revenue accrued for Mossimo. Further, we have made no provision for reserves against the accounts receivable outstanding from Mossimo because we believe collectibilty is reasonably assured. At February 1, 2003 we had accounts receivable outstanding from Mossimo of $3.2 million that includes the interest and legal fees to be reimbursed.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Trademarks

Trademarks consist of the following:

	February 1, 2003	February 2, 2002
Trademarks	$12,227,000	$8,798,000
Accumulated amortization	(2,100,000)	(1,433,000)

Total	$10,127,000	$7,365,000

In November 1997, we entered into an agreement with Sideout Sport Inc. (the “Sideout Agreement”) to purchase trademarks and licenses related to Sideout®, Sideout Sport® and King of the Beach®. Pursuant to the Sideout Agreement we paid $1.5 million at the closing date of the acquisition and agreed to pay $500,000 upon the release of liens, of which $495,000 was paid during the fiscal year ended January 30, 1999. We will also pay Sideout Sport Inc., on a quarterly basis, additional consideration contingent upon a formula of licensing revenues, as defined in the Sideout Agreement. Such contingent consideration is limited to a maximum of $5.5 million, or the lesser amount that may be earned through October 22, 2004. Since January 1, 1999, we have paid in total over $4.34 million in contingent payments under the Sideout Agreement. Our Executive Vice President is a significant stockholder in Sideout Sport, Inc.

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. that included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy. Concurrently, we entered into a five-year “Retail Direct” licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez- West brands and a master licensing agreement with Gilrichco, Inc. for the remaining brands. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc.

During the fiscal year ended February 1, 2003, we purchased trademarks of CL Fashions Inc. for $2.7 million in comparison to no trademark purchases for the fiscal year ended February 2, 2002. Under the terms of the Sideout Agreement, we capitalized $360,000 for fiscal 2003 in comparison to $1.3 million for fiscal 2002. Trademark registration and renewal fees capitalized for fiscal 2003 totaled $367,000 in comparison to $451,000 for Fiscal 2002.

5.    Long-Term Debt

On December 23, 1997, we completed the recapitalization described below and publicly announced that we would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998. As part of the recapitalization and in exchange for the proceeds from the Secured Notes (as defined below), we sold to our wholly-owned subsidiary, Spell C, all our rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of our rights in an amended licensing agreement (the “Amended Target Agreement”) with Target Stores, a division of Target Corporation. Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the “Secured Notes”), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are collateralized by the Amended Target Agreement and the domestic Cherokee brand name and trademarks. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee will distribute from the collection account the amount of principal due

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts may then be distributed by Spell C to us. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement that is also $60.0 million. During fiscal 2003, 2002 and 2001, the trustee distributed from the collection account $10.5 million, $10.5 million and $10.125 million, respectively to the holders of the Secured Notes.

The maturity schedule of Secured Notes is as follows:

Face Value
2004	$10,500,000
2005	2,625,000

Total	13,125,000
Less unamortized note discount	484,000

12,641,000
Less current portion of long term debt	10,500,000

Long term obligation	$2,141,000

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Current:
Federal	$6,142,000	$5,747,000	$4,299,000
State	2,021,000	1,758,000	1,317,000
Foreign	733,000	437,000	447,000

	8,896,000	7,942,000	6,063,000
Deferred:
Federal	192,000	68,000	888,000
State	(1,000)	10,000	276,000

	191,000	78,000	1,164,000

	$9,087,000	$8,020,000	$7,227,000

Deferred income taxes are comprised of the following:

	February 1, 2003		February 2, 2002
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	$(20,000)	$—	$(19,000)
Tax effect of NOL carryovers	273,000	1,912,000	273,000	2,185,000
Other	691,000	(60,000)	613,000	(66,000)

Total deferred tax assets	$964,000	$1,832,000	$886,000	$2,100,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income. For the year ended February 2, 2002, the valuation allowance, relating to pre-organization carryovers, was released in its entirety and credited to additional paid-in capital.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Tax expense at U.S. statutory rate	35.0%	35.0%	34.0%
State income tax benefit net of federal income tax	5.9	5.8	5.8
Other	0.2	(0.9)	0.3

Tax provision	41.1%	39.9%	40.1%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount,

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. As of February 1, 2003, we have $6.2 million of federal Section 382 NOLs available that begin to expire in 2008.

7.    Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three years ended February 1, 2003, February 2, 2002, and February 3, 2001:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended February 1, 2003:
Basic earnings per share	$13,018,000	8,244,675	$1.58
Effect of dilutive securities—stock options and warrants		212,033

Dilutive earnings per share	$13,018,000	8,456,708	$1.54

For the year ended February 2, 2002:
Basic earnings per share	$12,059,000	8,199,284	$1.47
Effect of dilutive securities—stock options and warrants		44,270

Dilutive earnings per share	$12,059,000	8,243,554	$1.46

For the year ended February 3, 2001:
Basic earnings per share	$10,766,000	8,334,420	$1.29
Effect of dilutive securities—stock options and warrants		15,179

Dilutive earnings per share	$10,766,000	8,349,599	$1.29

The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares for the three years ended February 1, 2003, February 2, 2002, and February 3, 2001 were 30,464, 177,268, and 291,735, respectively.

8.    Commitments and Contingencies

Leases

We lease our current facility under an operating lease expiring on July 31, 2004. We have an option to extend the term of the lease for one additional three-year period. The future minimum non-cancellable lease payments are as follows:

Operating Leases
2004	108,000
2005	54,000

Total future minimum lease payments	$162,000

Total rent expense was $108,000 for the year ended February 1, 2003, $105,000 for the year ended February 2, 2002 and $102,000 for the year ended February 3, 2001.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Arbitration

During fiscal 2003, Mossimo refused to pay finder’s fees to us pursuant to terms of our Finder’s Agreement (see Note 3).

9.    Related Party Transactions

In 1995, we entered into a Management Agreement (the “Agreement”) with The Newstar Group d/b/a The Wilstar Group (“Wilstar”), pursuant to which Wilstar agreed to provide management services to us by providing the services of Mr. Robert Margolis as Chief Executive Officer. On January 3, 2001, Wilstar assigned the Agreement to Mr. Margolis. The Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by our Compensation Committee. Pre-tax earnings for fiscal 2003, fiscal 2002, and fiscal 2001 exceeded specified levels as agreed upon by our Compensation Committee thereby automatically extending the Agreement to February 1, 2005. The Agreement also provides that Mr. Margolis may nominate two directors to the Board of Directors.

The Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus. For the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, Mr. Margolis’ compensation was $3.5 million, $3.2 million and $2.8 million of contractual base compensation and bonuses. Bonuses payable to Mr. Margolis of $2.8 million and $2.6 million were included in accrued liabilities as of February 1, 2003 and February 2, 2002, respectively.

10.    Capitalization

Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock. Our board of directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of February 1, 2003 and February 2, 2002, no shares of preferred stock were issued.

Stock Option Plan

Our 1995 Incentive Stock Option Plan (the “Plan”) was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the Plan is to further our growth and development by providing an incentive to officers and other key employees who are in a position to contribute materially to our prosperity. Two types of stock options (the “Options”) may be granted under the plan—Incentive and Non-Qualified stock options. The Options vest in equal installments over a three-year period starting at the grant date and have a term of ten years. The maximum number of shares authorized for grants of options under the 1995 Plan is 900,000. As of February 1, 2003, we have no shares available for grants of options.

We account for our employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To date, we have granted options at an exercise price equal to the fair value of our common stock on the date granted. The impact on our net income and net income per share amounts, had we determined our compensation cost using a fair value methodology prescribed by SFAS No. 123, is disclosed in Note 2. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: for 2001 risk-free interest rates ranging between 6.27% and 6.70%; dividend yields of zero percent; volatility of 48.16%; and for 2002, risk-free interest rate of 4.50%; dividend yields of zero percent; volatility of 28.77%; and expected life of the option of three years; and for 2003, risk free interest rates ranging between 2.46% and 3.53%; dividend yield of zero percent; volatility of 37.6% and expected life of the option of three years. Because additional stock options are expected to be granted each year, the pro forma information disclosed in Note 2 are not representative of pro forma effects on pro forma financial results for future years.

A summary of our stock option activity, and related information for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 follows:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	559,536	$9.03	599,536	$8.98	587,869	$9.01
Granted	125,464	14.40	10,000	8.90	95,000	7.85
Exercised	(126,359)	8.14	—	—	(8,277)	1.48
Forfeited	—	—	(50,000)	8.50	(75,056)	7.90

Outstanding at end of year	558,641	$10.43	559,536	$9.03	599,536	$8.98

Exercisable at end of year	426,510	$9.29	516,203	$9.01	460,371	$9.01
Weighted average grant date fair value of options granted during the year		$4.20		$2.26		$3.13

The following table summarizes the stock options outstanding and exercisable as of February 1, 2003:

	Options Outstanding			Options Exercisable
Range	Number of shares outstanding	Weighted average remaining life	Weighted average exercise price	Number of shares outstanding	Weighted average exercise price
$ 7.00–$ 8.00	40,000	6.95 years	$7.53	40,000	$7.53
$ 8.00–$ 9.00	187,576	5.35 years	$8.66	180,909	$8.49
$ 9.00–$10.00	114,467	4.93 years	$9.71	114,467	$9.71
$10.00–$11.00	91,134	4.44 years	$10.80	91,134	$10.80
$12.00–$13.00	95,000	9.00 years	$12.99	—	$0.00
$18.00–$19.00	30,464	9.70 years	$18.79	—	$0.00

	558,641			426,510

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Selected Quarterly Financial Data (Unaudited):

The following table summarizes certain financial information by quarter for 2002 and 2003:

	Fiscal year ended February 2, 2002
	May 5, 2001	August 4, 2001	November 3, 2001	February 2, 2002
Net revenues	$10,504,000	$8,348,000	$5,533,000	$6,289,000
Income before income taxes	7,673,000	5,419,000	3,114,000	3,873,000
Net income	4,598,000	3,251,000	1,866,000	2,344,000
Net income per share—basic	0.56	0.40	0.23	0.28
Net income per share—diluted	0.56	0.39	0.23	0.28

	Fiscal year ended February 1, 2003
	May 4, 2002	August 3, 2002	November 2, 2002	February 1, 2003
Net revenues	$11,458,000	$8,562,000	$6,060,000	$7,063,000
Income before income taxes	8,553,000	5,395,000	3,478,000	4,679,000
Net income	5,113,000	3,256,000	2,087,000	2,562,000
Net income per share—basic	0.63	0.39	0.25	0.31
Net income per share—diluted	0.61	0.38	0.25	0.30

CHEROKEE INC.

SCHEDULE II—VALUATIONS AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Tax Valuation Allowance:
Year ended Feb. 1, 2003	$—	$—	$—	$—	$—
Year ended Feb. 2, 2002	$1,858,000	$—	$1,858,000	$—	$—
Year ended Feb. 3, 2001	$1,858,000	$—	$—	$—	$1,858,000

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2003 Annual Meeting of Stockholders scheduled to be held on June 9, 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 1, 2003. The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Robert Margolis, 55 Director, Chairman of the Board of Directors and Chief Executive Officer

Mr. Margolis has been our Chairman of the Board and Chief Executive Officer since May 5, 1995 and his services are provided to us pursuant to a management agreement. Mr. Margolis was the co-founder of our Apparel Division in 1981. He had been our Co-Chairman of the Board of Directors, President and Chief Executive Officer of Cherokee since June 1990 and became Chairman of the Board on June 1, 1993. Mr. Margolis resigned all of his positions with us on October 31, 1993. Subsequently, Mr. Margolis rejoined us as Chairman and CEO in 1995.

Howard Siegel, 47 President—Operations

Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and administration and became President of Operations on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a Senior Executive for both Federated Department stores and Carter Hawley Hale Broadway stores.

Kyle Wescoat, 51 Chief Financial Officer

Mr. Wescoat joined us in September 2002. From August 2001 to August 2002 Mr. Wescoat was self-employed as a Financial and Strategic consultant. From February 1996 to July 2001, Mr. Wescoat was Vice President and Chief Financial Officer of Vans Inc.

Carol Gratzke, 54 Corporate Secretary and Former Chief Financial Officer

Ms. Gratzke is currently serving as our Corporate Secretary. She was our Chief Financial Officer from November 1995 until September of 2002. She relinquished the CFO position to become President of the Women’s Southern California Golf Association.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Stephen Ascher, 40 Executive Vice President, New Business

Mr. Ascher joined us in November 1997 when the worldwide rights of the Sideout brand were purchased in November 1997. In November 1983, Mr. Ascher founded Sideout Sport, Inc. He was the President and CEO of Sideout Sport through October 1997 and the former President of Sideout Sport Inc.

Sandy Stuart, 51 Executive Vice President, Brand Development

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

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2003 Annual Meeting of Stockholders scheduled to be held on June 9, 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 1, 2003.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2003 Annual Meeting of Stockholders scheduled to be held on June 9, 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 1, 2003.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2003 Annual Meeting of Stockholders scheduled to be held on June 9, 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 1, 2003.

Item 14.	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Cherokee maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14(c). Disclosure controls and procedures are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Cherokee’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Cherokee has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Cherokee’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective in ensuring that material information relating to Cherokee is made known to the Chief Executive Officer and Chief Financial Officer by others within Cherokee during the period in which this report was being prepared.

(b)  Changes in internal controls.    There have been no significant changes in Cherokee’s internal controls or in other factors that could significantly affect these controls subsequent to the date Cherokee completed its evaluation.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K.

(2)  List of Financial Statement Schedules.

II.  Valuations and Qualifying Accounts and Reserves. [included in the Financial Statements filed as Item 8 of Part II of this Form 10 K]

(3)  List of Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.’s Form 10Q dated October 28, 2000).

3.2	Bylaws of Cherokee Inc. (incorporated by reference from Exhibit 3.2 of Cherokee Inc.’s Form 10Q dated October 28, 2000).

4.1

Indenture, dated December 23, 1997, among SPELL C. LLC, as issuer, and Wilmington Trust Company, as trustee, with respect to the Zero Coupon Secured Notes (incorporated by reference from Exhibit 4.3 of Cherokee Inc.’s Form 10-K dated January 31, 1998).

4.2	Security Agreement dated December 23, 1997, between SPELL C. LLC and Wilmington Trust Company (incorporated by reference from Exhibit 4.4 of Cherokee Inc.’s Form 10-K dated January 31, 1998).

10.1	Cherokee Inc. 1995 Incentive Stock Option Plan (incorporated by reference from Cherokee Inc.’s Form S-8 dated June 23, 1998).

10.2	First Amendment to Cherokee Inc. 1995 Incentive Stock Option Plan (incorporated by reference from Cherokee Inc.’s Form S-8 dated June 23, 1998).

10.3	Second Amendment to Cherokee Inc. 1995 Incentive Stock Option Plan (incorporated by reference from Cherokee Inc.’s Form S-8 dated June 23, 1998).

10.4	Form of Director Option (incorporated by reference from Cherokee Inc.’s Form S-8 dated October 21, 1996).

10.6	Form of Employee Option Agreement (incorporated by reference from Exhibit 10.6 of Cherokee Inc.’s Form 10-K dated February 3, 2001).

10.7

Agreement of Purchase and Sale of Trademarks and Licenses between Cherokee Inc. and Sideout Sport, Inc. dated November 7, 1997 (incorporated by reference from Exhibit 2.1 of Cherokee Inc.’s Current Report on Form 8-K dated November 7, 1997).

10.8

License Agreement between Cherokee Inc. and Dayton Hudson Stores dated November 12, 1997 (incorporated by reference from Exhibit 10.1 of Cherokee Inc.’s Current Report on Form 8-K dated November 7, 1997).

10.9

Note Purchase Agreement dated December 23, 1997, between SPELL C. LLC and the purchasers listed on the signature pages thereto (incorporated by reference from Exhibit 10.16 of Cherokee Inc.’s Form 10-K dated January 31, 1998).

10.10

Trademark Purchase and License Assignment Agreement dated December 23, 1997 between SPELL C. LLC and Cherokee Inc. (incorporated by reference from Exhibit 10.17 of Cherokee Inc.’s Form 10-K dated January 31, 1998).

Exhibit Number	Description of Exhibit

10.11	Administrative Services Agreement dated December 23, 1997, between SPELL C. LLC and Cherokee Inc. (incorporated by reference from Exhibit 10.18 of Cherokee Inc.’s Form 10-K dated January 31, 1998).

10.12

Limited Liability Company Agreement of SPELL C. LLC dated as of December 23, 1997, between SPELL C. LLC and Cherokee Inc. (incorporated by reference from Exhibit 10.19 of Cherokee Inc.’s Form 10-K dated January 31, 1998).

10.13

Second Revised and Restated Management Agreement dated as of November 29, 1999 between Cherokee Inc. and The Newstar Group d/b/a The Wilstar Group (incorporated by reference from Exhibit 10.9 of Cherokee Inc.’s Form 10-K dated January 29, 2000).

21.1	Subsidiaries of Cherokee Inc.

23.1	Consent of Independent Accountants.

(b)  Reports on Form 8-K.

A Current Report on Form 8-K was filed on November 14, 2002 reporting that the arbitration panel in the arbitration between Cherokee and Mossimo had issued an interim award in Cherokee’s favor.

A Current Report on Form 8-K was filed on January 23, 2003 reporting that the arbitration panel in the arbitration between Cherokee and Mossimo had issued a final award in Cherokee’s favor.

A Current Report on Form 8-K was filed on February 4, 2003 reporting that Target Stores had extended its licensing agreement with Cherokee through January 2005.

A Current Report on Form 8-K was filed on February 7, 2003 reporting that Cherokee had filed a petition with the appropriate court to confirm the arbitration award and that Mossimo had filed a petition to vacate the award.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INC.

By	/s/ ROBERT MARGOLIS
Robert Margolis Chairman and Chief Executive Officer

Date: April 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT MARGOLIS Robert Margolis	Chairman and Chief Executive Officer and Director	April 2, 2003

/s/ KYLE WESCOAT Kyle Wescoat	Chief Financial Officer	April 2, 2003

/s/ TIMOTHY EWING Timothy Ewing	Director	April 2, 2003

/s/ KEITH HULL Keith Hull	Director	April 2, 2003

/s/ DAVE MULLEN Dave Mullen	Director	April 2, 2003

/s/ JESS RAVICH Jess Ravich	Director	April 2, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Robert Margolis, certify that:

1.	I have reviewed this annual report on Form 10-K of Cherokee Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cherokee Inc. and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Cherokee Inc. including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Cherokee Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Cherokee Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation, to Cherokee Inc.’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	Cherokee Inc.’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 2, 2003	By:	/s/ ROBERT MARGOLIS
Robert Margolis Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Kyle B. Wescoat, certify that:

1.	I have reviewed this annual report on Form 10-K of Cherokee Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Cherokee Inc. and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Cherokee Inc. including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Cherokee Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Cherokee Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation, to Cherokee Inc.’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	Cherokee Inc.’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 2, 2003	By:	/s/ KYLE B. WESCOAT
Kyle B. Wescoat Chief Financial Officer (Principal Financial Officer)