Form 10-Q
period 2003-05-03
CHEROKEE INC
filed 2003-06-10
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2003
Common Stock, $.02 par value per share	8,232,264

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	May 3, 2003	February 1, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,207,000	$2,852,000
Restricted cash	2,632,000	2,637,000
Receivables, net	15,127,000	9,896,000
Prepaid expenses and other current assets	387,000	425,000
Deferred tax asset	964,000	964,000

Total current assets	20,317,000	16,774,000

Deferred tax asset	1,832,000	1,832,000
Securitization fees, net of accumulated amortization of $1,098,000 and $1,046,000, respectively	143,000	195,000
Property and equipment, net of accumulated depreciation of $317,000 and $311,000, respectively	123,000	120,000
Trademarks, net of accumulated amortization of $2,344,000 and $2,100,000, respectively	10,071,000	10,127,000
Other assets	15,000	15,000

Total assets	$32,501,000	$29,063,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$366,000	$203,000
Other accrued liabilities	1,480,000	4,452,000
Income taxes payable	3,387,000
Notes payable	10,205,000	10,500,000

Total current liabilities	15,438,000	15,155,000

Notes payable—long term	—	2,141,000

Total liabilities	15,438,000	17,296,000

Commitments and Contingencies (note 4)

Stockholders’ Equity:
Common stock, $.02 par value, 20,000,000 shares authorized, 8,232,264 and 8,232,264 shares issued and outstanding at May 3, 2003 and at February 1, 2003, respectively	165,000	165,000
Additional paid-in capital	1,760,000	1,760,000
Retained earnings	15,138,000	9,842,000

Stockholders’ equity	17,063,000	11,767,000

Total liabilities and stockholders’ equity	$32,501,000	$29,063,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended
	May 3, 2003	May 4, 2002
Royalty revenues	$12,057,000	$11,458,000
Selling, general and administrative expenses	2,942,000	2,588,000

Operating income	9,115,000	8,870,000

Other income (expenses):
Interest expense	(189,000)	(348,000)
Investment and Interest income	91,000	31,000

Total other income (expenses), net	(98,000)	(317,000)

Income before income taxes	9,017,000	8,553,000

Income tax provision	3,721,000	3,440,000

Net income	$5,296,000	$5,113,000

Basic earnings per share	$0.64	$0.63

Diluted earnings per share	$0.63	$0.61

Weighted average shares outstanding
Basic	8,232,264	8,170,561

Diluted	8,418,241	8,368,556

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three months ended
	May 3, 2003	May 4, 2002
Operating activities
Net income	$5,296,000	$5,113,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,000	16,000
Amortization of trademarks	244,000	163,000
Amortization of securitization fees	52,000	51,000
Amortization of debt discount	189,000	348,000
Stock option tax benefit	—	181,000
Changes in current assets and liabilities:
Increase in accounts receivable	(5,231,000)	(5,032,000)
Decrease in prepaid expenses and other current assets	38,000	34,000
Increase in accounts payable, income taxes payable and accrued liabilities	578,000	546,000

Net cash provided by operating activities	1,173,000	1,420,000

Investing activities
Purchase of property and equipment	(8,000)	—
Purchase of trademarks	(190,000)	(274,000)

Net cash used in investing activities	(198,000)	(274,000)

Financing activities
Decrease in restricted cash	5,000	15,000
Proceeds from exercise of stock options	—	770,000
Payment on notes	(2,625,000)	(2,625,000)

Net cash used in financing activities	(2,620,000)	(1,840,000)

Decrease in cash and cash equivalents	(1,645,000)	(694,000)
Cash and cash equivalents at beginning of period	2,852,000	4,394,000

Cash and cash equivalents at end of period	$1,207,000	$3,700,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements as of May 3, 2003 and for the three month periods ended May 3, 2003 and May 4, 2002 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of February 1, 2003 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three month period ended May 3, 2003 are not necessarily indicative of the results to be expected for the fiscal year ended January 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 1, 2003.

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

Earnings Per Share Computation

For the three month periods ended May 3, 2003 and May 4, 2002, diluted weighted average number of shares includes the dilutive effect of 185,977 and 197,995 options, respectively, computed using the treasury stock method.

The diluted weighted average number of shares excludes 30,464 and 210,601 shares of common stock issuable on the exercise of stock options for the three-month periods ended May 3, 2003 and May 4, 2002, respectively.

Significant Contracts

In 1997, we entered into an agreement with Target Stores that grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. Under the Target Stores agreement, Target Stores will pay a royalty each fiscal year, up to and including the fiscal year ending January 30, 2005, based on percentages, specified in the agreement, of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year, which percentages vary based on the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two fiscal years ended January 31, 1999 and 2000, $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004 and $9.0 million for the fiscal year ending January 31, 2005. The agreement will automatically renew for successive one-year periods, providing Target Stores is current in its minimum guaranteed payments, unless Target Stores provides one-year notice to terminate the agreement.

In 2001, Mervyn’s renewed its licensing agreement for certain merchandise categories of the Sideout brand for an additional three years on the same terms and conditions as the existing license agreement. The renewal term commenced on February 1, 2002 and continues through January 31, 2005. Under the Mervyn’s agreement, Mervyn’s will pay a royalty each fiscal year based on a percentage of Mervyn’s net sales of Sideout branded merchandise during each fiscal year, subject to a guaranteed minimum royalty. As of the First Quarter, our non-exclusive United States retail direct licensees for the Sideout brand included Mervyn’s, Bob’s Stores and Marshall Fields. The term of our agreements with Mervyn’s, Bob’s Stores and Marshall Field’s all continue until January 31, 2005.

On August 22, 1997, we entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in certain categories of merchandise. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. In 2002, Zellers renewed their agreement for an additional five year period, through January 31, 2008. Under the terms of the renewal, Zellers agreed to pay us a minimum guaranteed royalty of $15.6 million over the five-year term under the same conditions of the original agreement. Zellers has the option to renew this agreement for an additional five years beyond the most recent renewal.

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

On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Great Britain’s Tesco Stores Limited. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries which includes a minimum annual guaranteed royalty. Tesco also has a right to add a number of other countries to the territories covered by the agreement, assuming we have not already entered into exclusive licensing agreements covering such countries, and subject to the existing rights given to the Carrefour Group. The initial term of the agreement expires on January 31, 2005. If Tesco meets certain retail sales thresholds with respect to Cherokee branded products, then Tesco may extend the agreement indefinitely for successive three-year terms.

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint-Tropez West, Chorus Line, All that Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a six-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint-Tropez-West brands and a five-year master licensing agreement with Gilrichco, Inc. for the remaining brands. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint-Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little, the founder of CL Fashion Inc. The licensing agreement with Gilrichco provides us with minimum guaranteed royalties during the initial 19 month term of the agreement, and successive one year terms, if renewed. The agreement also provides Gilrichco with the option at July 31, 2008 to buy the trademarks covered by the agreement from us for a nominal amount. The licensing agreement also provides Gilrichco with the option to terminate the agreement after the initial 19 month period provided, Gilrichco pays us the greater of the royalty revenues earned during this period or the annual minimum guaranteed royalty under the agreement.

Stock-Based Compensation

At May 3, 2003, Cherokee has one stock-based employee compensation plan. Cherokee accounts for its employee stock option plan in accordance with the provisions of Accounting Principles

Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” the following table illustrates the effect on stock-based compensation, net income and earnings per share if Cherokee had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Quarter Ended
	May 3, 2003	May 4, 2002
Net income:	$5,296,000	$5,113,000
As reported
Stock-based compensation expense determined under the fair value method	(46,000)	(47,000)

Pro forma	$5,250,000	$5,066,000

Net income per share—basic:
As reported	$0.64	$0.63
Per share effect of stock-based compensation expense determined under the fair value method	0.00	(0.01)

Pro forma	$0.64	$0.62

Net income per share—diluted:
As reported	$0.63	$0.61
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	0.00

Pro forma	$0.62	$0.61

Trademarks

During the three months ended May 3, 2003 (the “First Quarter”) and for the three months ended May 4, 2002, the Company did not purchase trademarks, other than the contingent purchase payments made to Sideout Inc., under the terms of the Sideout Agreement. We capitalized $85,000 for the First Quarter in comparison to $174,000 for the three months ended May 4, 2002. Trademark registration and renewal fees capitalized for the First Quarter totaled $105,000 in comparison to $100,000 for the three months ended May 4, 2002.

(3)    Long Term Debt

Long term debt is comprised of Zero-Coupon Secured Notes (“Secured Notes”) yielding 7% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The following table summarizes the maturity of the remaining debt:

For the year ending:	Face Value
May 4, 2004	$10,500,000
Less unamortized note discount	295,000

$10,205,000

(4)	Commitments and Contingencies

Legal Proceedings

During fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003, we recognized revenues from Mossimo of $2.7 million. However, Mossimo refused to pay the $2.7 million in finder’s fees during Fiscal 2003. An arbitration was heard between the parties in mid-October on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. As of May 3, 2003 interest and legal fees owing totaled $185,000 and $410,000, respectively. The arbitrators also reaffirmed the Finder’s Agreement. This interim award was reaffirmed in total in a final award on January 17, 2003. Cherokee is moving to confirm the final arbitration ruling in Superior Court of Los Angeles County on June 11, 2003; however, Mossimo has filed a petition to vacate the award. If the Court confirms the award, it is not clear whether Mossimo will contest this matter further. Cherokee understands that Mossimo has set aside the finder’s fees, legal fees and interest due to Cherokee in a separate cash account pending a final judgment. During the First Quarter, we recognized revenues from Mossimo of $1.0 million and an additional $77,000 in interest income.We have made no provision for reserves against the accounts receivable from Mossimo.

(5)	Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123” (SFAS No. 148). This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. Cherokee continues to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. Cherokee, however, has adopted the disclosure provisions of SFAS No.148 as presented in Note 2 of the Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings, which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes,” “estimates,” “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by certain of our current and future licensees, such as Target Stores and Carrefour, the likelihood of achieving certain royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent and the outcome of our dispute with Mossimo. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties, include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition in the industry in which we operate, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee, Sideout and Carole Little branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel, and adverse determination of claims, liabilities or litigation, including our dispute with Mossimo and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under “Item 1. Business-Risk Factors” in our Form 10-K for the fiscal year ended February 1, 2003 or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially effect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

Overview

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q. See “Item 1. Consolidated Financial Statements.”

Cherokee Inc. (which may be referred to as Cherokee, we, us, or our) is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands it owns or represents. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States. We and our wholly-owned subsidiary, SPELL C. LLC (“Spell C”), hold several trademarks including Cherokee™, Sideout™, Sideout Sport™, King of the Beach™ and others. The Cherokee brand has been positioned to connote quality, comfort, fit and a “Casual American” lifestyle with traditional wholesome values. The Sideout brand and related trademarks, which represent an active lifestyle, were acquired by us in November 1997. The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002. These brands are recognized women’s brands that we intend to market in apparel, accessories and home products.

Our operating strategy emphasizes domestic and international, retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. We provide design direction and collaborate with our retailers on pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. Our retail, wholesale and international license agreements generally provide us with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and also grant us the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of May 3, 2003, we had 13 continuing license agreements for our various trademarks, covering both domestic and international markets. We will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist us in this regard.

In November 1997, we reaffirmed our relationship with Target Stores, a division of Target Corporation, by entering into an amended licensing agreement (the “Amended Target Agreement”) which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. The term of the Amended Target Agreement currently extends until January 31, 2005 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one-year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year. If Target Stores elects to terminate the agreement, effective January 31, 2005 or at any other time, it would have a material adverse effect on our business, financial condition, cash flow, liquidity and results of operations.

During the three months ended May 3, 2003 (“First Quarter”), sales of Cherokee branded products by Target Stores exceeded $438 million compared to $477 million for the three months ended May 4, 2002. Target Stores pays us royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Target Stores has agreed to pay a minimum guaranteed royalty of $10.5 million for the year ending January 31, 2004, and $9.0 million for the year ended January 31, 2005 and each fiscal year thereafter, if any, that the term of Amended Target Agreement is extended.

During the First Quarter, total sales of merchandise bearing the Cherokee brand continued to increase, with total retail sales approaching $514.0 million versus $503.3 million in total retail sales for the first quarter of last year. Tesco and Carrefour sales of merchandise bearing the Cherokee brand were $49.2 million and $4.5 million, respectively in the first quarter of 2004 compared with no sales in the first quarter of last year. Zellers Inc.’s sales of merchandise bearing the Cherokee brand were in excess of $22.5 million during the First Quarter compared to $25.5 million for the first quarter of last year.

During the First Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $25.6 million in comparison to $25.1 million for the first quarter of last year. The increase in sales is due mainly to the expansion of product categories bearing the Sideout brand.

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

During the fiscal year ended February 3, 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of the royalties paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. Products bearing the Mossimo brand began selling at Target Stores in late December 2000. During fiscal 2003, we recognized revenues from Mossimo of $2.7 million. During the First Quarter, we recognized revenues from Mossimo of approximately $1.0 million compared to $990,000 for the comparable period last year. Certain amounts of the Mossimo finder’s fees are currently being disputed by Mossimo and they have refused to pay either the $2.7 million of finder’s fees during fiscal 2003 or the $1.0 million in finder’s fees during the First Quarter. See Part II – Item 1. “Legal Proceedings.” We have made no provision for reserves against the revenues accrued for Mossimo during fiscal 2003 or the First Quarter, and if we ultimately do not receive payments from Mossimo we would be required to write off these accounts receivable.

Additionally, last year, we entered into an exclusive consulting agreement with Hearst Publications to represent their House Beautiful brand domestically and internationally. Other active consulting agreements include Mrs. Fields and HotKiss.

Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to July 31, 2004. During the First Quarter, we did not repurchase any shares of our common stock. From July 1999 through the First Quarter, we have repurchased and retired 607,800 shares of our common stock. We are currently authorized to repurchase up to an aggregate of 392,200 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

In December 1997, we completed a series of transactions whereby we sold our rights to the Cherokee brand and related trademarks in the United States to Spell C, our wholly-owned subsidiary, and also assigned to Spell C our rights in the Amended Target Agreement. In return we received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the “Secured Notes”), which yield 7.0% interest per annum, amortize quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes is $60.0 million, which equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, of $60.0 million. As of the end of the First Quarter, approximately $10.2 million remains outstanding under the Secured Notes.

Results of Operations

Revenues were $12.1 million during the First Quarter compared to $11.5 million during the three month period ended May 4, 2002, an increase of 5.2%. Revenues from the Cherokee brand were $9.9 million during the First Quarter compared to $9.6 million for the comparable period last year. During the First Quarter and the comparable period last year, revenues of $8.1 million and $8.8 million were recognized from Target Stores, which accounted for 67% and 77% of total revenues, respectively. The reduction in revenues from Target stores was attributable to lower sales of Cherokee branded product principally in the women’s and men’s apparel categories. Revenues from Zellers were $676,000 during the First Quarter compared to $762,000 for the comparable period last year due primarily to lower sales of Cherokee branded product by Zellers in the children apparel and shoe categories. Cherokee branded products were recently launched in both Tesco and Carrefour and revenues from those licensees during the First Quarter were $985,000 and $50,000, respectively.

Revenues from the Sideout brand were $930,000 during the First Quarter compared to $843,000 for the comparable period. Revenues from Mervyn’s, which is a Sideout brand licensee, during the First Quarter were $800,000 compared to $742,000 for the comparable period last year. First Quarter revenues also included $186,000 from the recently acquired Carole Little and Chorus Line brands.

Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers, Tesco and Carrefour, were collectively $1.9 million during the First Quarter compared to $852,000 for the comparable period last year. This increase is due to revenues from Tesco and Carrefour which only recently began selling Cherokee branded products.

First Quarter revenues include $1.0 million attributable to Mossimo Inc. compared to $990,000 for the comparable period last year. However, as described previously, Mossimo has refused to pay the $1.0 million in finder’s fees and we have made no provision for reserves against the accounts receivable outstanding from Mossimo. See “Part II. Item I—Legal Proceedings.”

Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivables balance of $15.1 million as of the end of the First Quarter included accrual for revenues earned from Target Stores, Zellers, Mervyn’s, Tesco, Carrefour and other licensees that were subsequently received in the month following the end of the First Quarter. However, such trade receivables balance also included $4.4 million in outstanding accounts receivable from Mossimo, which Mossimo is refusing to pay. We have made no provisions for reserves against the revenues, awarded interest and legal fees accrued for Mossimo, and if we ultimately do not receive payment from Mossimo we would be required to write off these accounts receivable.

Selling, general and administrative expenses for the First Quarter were $2.9 million or 24% of revenues in comparison to selling, general and administrative expenses of $2.6 million or 23% of revenues during the comparable period last year. The increase in our selling, general and administrative expenses during the First Quarter was attributable to increases in accrued management bonuses and other payroll related expenses of $109,000, increases in our travel related expenses due to our business activities overseas of $32,000, increases in our legal fees of $58,000, increases in amortization of our trademarks of $81,000, and increases in Investor related and board fees including directors’ fees, and director’s and officer’s insurance of $87,000.

During the First Quarter our interest expense was $189,000 compared to $348,000 for the comparable period last year. The interest expense is attributable to the Secured Notes. The decrease in interest expense is due to the reduction in the outstanding principal amount of the Secured Notes. During the First Quarter our investment and interest income was $91,000 compared to $31,000 for the comparable period last year. The increase in interest income is due to the recognition of $77,000 in interest income on the monies owed to us by Mossimo, which interest has not been paid.

During the First Quarter we booked for generally accepted accounting principles a tax provision of $3.7 million which equates to an effective tax rate of 41.3% compared to $3.4 million and an effective tax rate of 40.2% booked for the same period last year. We are making quarterly estimated tax payments for our federal and state income tax liabilities. During the First Quarter our net income was $5.3 million or $0.63 per diluted share, compared to $5.1 million or $0.61 per diluted share for the comparable period last year.

Liquidity and Capital Resources

Cash Flows. On May 3, 2003 we had cash and cash equivalents of $3.8 million, which amount included restricted cash of $2.6 million held in a collection account by the trustee under the indenture for the Secured Notes. On February 1, 2003 we had cash and cash equivalents of $5.5 million, which amount included restricted cash of $2.6 million. The $1.7 million decrease in cash and cash equivalents is primarily attributable to the payment of accrued management bonuses during the First Quarter.

During the First Quarter, cash provided by operations was $1.2 million, compared to $1.4 million for the three months ended May 4, 2002. Higher net income, depreciation and amortization and increased accruals were offset by higher accounts receivable and lower amortized debt discount. Cash used in investing activities during the First Quarter was $198,000 comprised of $85,000 in contingent payments made to Sideout Sport, Inc. and the remainder in trademark registration fees for the Cherokee, Sideout and Carole Little brands. In comparison, during the three months ended May 4, 2002, cash used in investing activities was $274,000 comprised of $174,000 in contingent payments to Sideout Sport, Inc. with the remainder in trademark registration fees. Cash used in financing activities was $2.6 million during the First Quarter, compared to $1.8 million for the comparable period last year. Cash used in financing activities principally pertains to the quarterly payment on the Secured Notes. The increase in cash used in financing activities during the First Quarter was primarily attributable to a reduction in proceeds received from stock option exercises as compared to the three months ended May 4, 2002.

Uses of Liquidity. Our cash requirements through the end of fiscal 2004 are primarily to fund operations, repay the Secured Notes, trademarks, capital expenditures, selectively expand our brand portfolio and, if adequate, to potentially repurchase shares of our common stock and /or pay dividends. The declaration and payment of any dividends will be at the discretion of our board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our board. As discussed previously, Mossimo has refused to pay us finder’s fees. At May 3, 2003, we had $4.4 million in outstanding accounts receivable from Mossimo which includes $185,000 in interest and $410,000 in legal fees awarded through arbitration. Continued delay in the payment by Mossimo of the past due fees that have been withheld, or of future fees, could have a material adverse effect or our liquidity, cash flows, business, prospects, financial condition and results of operation. See “Part II. Item I—Legal Proceedings”.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period (a)
	(in thousands)
Contractual Obligations	Less than 1 year		1- 3 years		4- 5 years	After 5 years	Total
Short Term Debt(b)	$10,500						$10,500
Capital Lease Obligations	—		—		—	—	—
Operating Leases(c)	$108		$27		—	—	$135
Unconditional Purchase Obligations	—	(d)(e)(f)	—	(d)(e)(f)	—	—	—	(d)(e)(f)
Other Long-Term Obligations					—	—
Total Contractual Cash Obligations	$10,608	(g)	$27	(g)	—	—	$10,635	(g)

(a)	For purposes of the above table, yearly periods were calculated to coincide with our fiscal quarters, meaning, for example, that the period covered by the column captions “Less than 1 year” starts May 4, 2003 and ends May 1, 2005.

(b)	Represents payments to the holders of the secured notes.

(c)	Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2004; however, we have an option to extend the term of the lease for one additional three-year period for monthly rental payments of $9,010.

(d)	Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million of royalties received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligations to pay Sideout Sport Inc. Since January 1999, we have paid, in total, $4.4 million in contingent payments under the Sideout Agreement. Because payments to Sideout Sport Inc. are based on royalties received, we cannot predict the exact amount of payments we will be obligated to make to Sideout Sport up to October 22, 2004. Steven Ascher, Executive Vice President of Cherokee,

beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc.

(e)	Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, during the First Quarter we accrued a bonus of $672,000 for Mr. Margolis and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash in excess of $10.5 million. See “Item 1. Risk Factors” in our Form 10-K for February 1, 2003.

(f)	After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due.

(g)	Stated amount does not include any payments pursuant to either the Sideout Agreement, the management agreement with Mr. Margolis or our agreement with Ms. Little.

On December 23, 1997, Spell C issued the Secured Notes, which yield 7.0% interest per annum and mature on February 20, 2004. See “Item 1. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes” and “Item 1. Risk Factors” in our Form 10-K for February 1, 2003. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year the first two years and $10.5 million per year the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. Spell C is dependant on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for a minimum annual royalty payment, if for any reason Target Stores does not pay the minimum royalties, Spell C will be unable to meet, and will default on, its payment obligations under the indenture for the Secured Notes. We are not guarantors of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes and the permanent loss of such trademarks as a result of a default would have a material adverse effect on our business, financial condition and results of operations. The Secured Notes indenture does not contain any financial covenants that require the maintenance of any financial ratios, cash flows, stock price, value of any assets, credit rating, level of earnings or earnings per share. The Secured Notes indenture does contain covenants prohibiting Spell C from, among other things, transferring any right, title or interest in the Amended Target Agreement or the United States Cherokee trademarks, incurring any encumbrances on such agreement or trademarks, or taking any action to impair the liens on such agreement or trademarks in favor of the holders of the Secured Notes. As of May 3, 2003, Spell C was in compliance with the covenants in the indenture for the Secured Notes.

As of May 3, 2003, we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of the Senior Notes or any other material third-party obligations. As of May 3, 2003, we do not have any standby letters of credit nor any standby repurchase obligations.

Sources of Liquidity. Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments for the next twelve months; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. See “Item 1. Risk Factors” in our Form 10-K for February 1, 2003. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of our Form 10-K for February 1, 2003 and under the caption titled “Special Note Regarding Forward-Looking Statements” below.

If our revenues and cash flows during fiscal 2004 are only slightly lower than fiscal 2003, we may not have cash available to continue to repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If Mossimo does not pay us the $3.8 million it is currently withholding, plus interest and legal fees, or refuses to pay any future fees, or if our revenues and cash flows during fiscal 2004 are materially lower than fiscal 2003, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses and possibly the Sideout Agreement. Further, the aggregate scheduled amortization under the Secured Notes does not exceed the aggregate minimum guaranteed royalty payments under the Amended Target Agreement. Until the outstanding amount under the Secured Notes is fully paid, our ability to obtain funds from conventional sources of long-term external financing, such as debt, convertible debt or equity financings is somewhat limited. We do believe that, if necessary, even prior to the full repayment of the Secured Notes, we would have access to short-term external financing, but we cannot provide any assurance that financing would be available to us on acceptable terms or at all.

Inflation and Changing Prices

Inflation did not have a significant effect on our operations during the First Quarter or the prior year period.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123” (SFAS No. 148). This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. Cherokee continues to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. Cherokee, however, has adopted the disclosure provisions of SFAS No.148 as presented in Note 2 of the Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Cherokee maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14 (c). Disclosure controls and procedures are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Cherokee’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Cherokee has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective in ensuring that material information relating to Cherokee is made known to the Chief Executive Officer and Chief Financial Officer by others within Cherokee during the period in which this report was being prepared.

(b) Changes in internal controls. There have been no significant changes in Cherokee’s internal controls or in other factors that could significantly affect these controls subsequent to the date Cherokee completed its evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003, we recognized revenues from Mossimo of $2.7 million. However, Mossimo refused to pay the $2.7 million in finder’s fees during fiscal 2003. An arbitration was heard between the parties in mid-October on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. As of May 3, 2003 interest and legal fees owing totaled $185,000 and $410,000, respectively. The arbitrators also reaffirmed the Finder’s Agreement. This interim award was reaffirmed in total in a final award on January 17, 2003. Cherokee is moving to confirm the final arbitration ruling in Superior Court of Los Angeles County on June 11, 2003; however, Mossimo has filed a petition to vacate the award. If the Court confirms the award, it is not clear whether Mossimo will contest this matter further. Cherokee understands that Mossimo has set aside the finder’s fees, legal fees and interest due to Cherokee in a separate cash account pending a final judgment. During the First Quarter, we recognized revenue from Mossimo of $1.0 million and an additional $77,000 in interest income. We have made no provision for reserves against the accounts receivable from Mossimo.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit

10.1	The 2003 Incentive Award Plan of Cherokee Inc. (incorporated by reference from Annex A of Cherokee’s Definitive Proxy Statement dated April 25, 2003)

10.2	Form of Incentive Stock Option Agreement (for use with The 2003 Incentive Award Plan)

10.3	Form of Non-Qualified Stock Option Agreement (for use with The 2003 Incentive Award Plan)

10.4	Form of Restricted Stock Agreement (for use with The 2003 Incentive Award Plan)

99.1	Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Cherokee Inc. filed the following Current Reports on Form 8-K during the quarterly period ended May 3, 2003.

Date of Report	Item Reported	Financial Statement Filed
February 4, 2003	9	None
February 7, 2003	9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2003

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis Chief Executive Officer

By:	/s/ Kyle Wescoat
Kyle Wescoat Chief Financial Officer

Certification Of Principal Executive Officer

Pursuant To Section 302 Of The Sarbanes–Oxley Act Of 2002

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

6.	Cherokee Inc.’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 9, 2003	By:	/s/ Robert Margolis
Robert Margolis
Chief Executive Officer
(Principal Executive Officer)

Certification Of Principal Executive Officer

Pursuant To Section 302 Of The Sarbanes–Oxley Act Of 2002

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

6.	Cherokee Inc.’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 9, 2003	By:	/s/ Kyle B. Wescoat
Kyle B. Wescoat
Chief Financial Officer
(Principal Financial Officer)