Form 10-Q
period 2003-11-01
CHEROKEE INC
filed 2003-12-03
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2003
Common Stock, $.02 par value per share	8,594,251

CHEROKEE INC.

Part 1. Financial Information

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	November 1, 2003	February 1, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,434,000	$2,852,000
Restricted cash	2,976,000	2,637,000
Receivables, net	11,751,000	9,896,000
Prepaid expenses and other current assets	125,000	425,000
Deferred tax asset	964,000	964,000

Total current assets	24,250,000	16,774,000

Deferred tax asset	1,832,000	1,832,000
Securitization fees, net of accumulated amortization of $1,200,000 and $1,046,000, respectively	40,000	195,000
Property and equipment, net of accumulated depreciation of $334,000 and $311,000, respectively	112,000	120,000
Trademarks, net of accumulated amortization of $2,839,000 and $2,100,000, respectively	9,912,000	10,127,000
Other assets	15,000	15,000

Total assets	$36,161,000	$29,063,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$390,000	$203,000
Other accrued liabilities	3,221,000	4,452,000
Notes payable	5,201,000	10,500,000

Total current liabilities	8,812,000	15,155,000

Notes payable - long term	—	2,141,000

Total liabilities	8,812,000	17,296,000

Commitments and Contingencies (note 4)

Stockholders’ Equity:
Common stock, $.02 par value, 20,000,000 shares authorized, 8,574,251 and 8,232,264 shares issued and outstanding at November 1, 2003 and at February 1, 2003, respectively	171,000	165,000
Additional paid-in capital	5,914,000	1,760,000
Retained earnings	21,264,000	9,842,000

Stockholders’ equity	27,349,000	11,767,000

Total liabilities and stockholders’ equity	$36,161,000	$29,063,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Nine months ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Royalty revenues	$6,742,000	$6,060,000	$28,711,000	$26,080,000

Selling, general and administrative expenses	2,499,000	2,337,000	8,977,000	7,728,000

Operating income	4,243,000	3,723,000	19,734,000	18,352,000

Other income (expenses) :
Interest expense	(161,000)	(282,000)	(590,000)	(1,040,000)
Investment and interest income	130,000	37,000	346,000	114,000

Total other income (expenses), net	(31,000)	(245,000)	(244,000)	(926,000)

Income before income taxes	4,212,000	3,478,000	19,490,000	17,426,000
Income tax provision	1,748,000	1,391,000	8,068,000	6,970,000

Net income	$2,464,000	$2,087,000	$11,422,000	$10,456,000

Basic earnings per share	$0.30	$0.25	$1.38	$1.27

Diluted earnings per share	$0.29	$0.25	$1.34	$1.24

Weighted average shares outstanding
Basic	8,323,449	8,283,418	8,269,163	8,222,470

Diluted	8,584,591	8,497,561	8,492,312	8,444,604

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended
	November 1, 2003	November 2, 2002
Operating activities
Net income	$11,422,000	$10,456,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,000	39,000
Amortization of trademarks	739,000	497,000
Amortization of securitization fees	154,000	154,000
Amortization of debt discount	436,000	886,000
Stock option tax benefit	876,000	342,000
Changes in current assets and liabilities:
Increase in accounts receivable	(1,855,000)	(1,285,000)
Decrease (increase) in prepaid expenses and other current assets	300,000	(32,000)
Decrease in accounts payable, income taxes payable and accrued liabilities	(1,045,000)	(650,000)

Net cash provided by operating activities	11,052,000	10,407,000

Investing activities
Purchase of property and equipment	(17,000)	(8,000)
Purchase of trademarks	(524,000)	(569,000)
Increase in restricted cash	(339,000)	(6,000)

Net cash used in investing activities	(880,000)	(583,000)

Financing activities
Proceeds from exercise of stock options	3,285,000	1,028,000
Repurchase of common stock	—	(128,000)
Payment on notes	(7,875,000)	(7,875,000)

Net cash used in financing activities	(4,590,000)	(6,975,000)

Increase in cash and cash equivalents	5,582,000	2,849,000
Cash and cash equivalents at beginning of period	2,852,000	4,394,000

Cash and cash equivalents at end of period	$8,434,000	$7,243,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying condensed consolidated financial statements as of November 1, 2003 and for the three and nine month periods ended November 1, 2003 and November 2, 2002 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of February 1, 2003 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine month periods ended November 1, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 1, 2003.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended November 1, 2003 and November 2, 2002:

	2003		2002
	3 Months	9 Months	3 Months	9 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,464,000	$11,422,000	$2,087,000	$10,456,000

Denominator:
Denominator for net income per common share-weighted average shares	8,323,449	8,269,163	8,283,418	8,222,470
Effect of dilutive securities:
Stock options	261,142	223,149	214,143	222,134

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,584,591	8,492,312	8,497,561	8,444,604

The diluted weighted average number of shares excludes zero and 30,464 shares of common stock issuable on the exercise of stock options for the three and nine month periods ended November 1, 2003, respectively, and 30,464 shares of common stock issuable on the exercise of stock options for the three and nine month periods ended November 2, 2002 because the effect of their inclusion would have been anti-dilutive.

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

In 2001, Mervyn’s renewed its licensing agreement for certain merchandise categories of the Sideout brand for an additional three years on the same terms and conditions as the existing license agreement. The renewal term commenced on February 1, 2002 and continues through January 31, 2005. Under the Mervyn’s agreement, Mervyn’s will pay a royalty each fiscal year based on a percentage of Mervyn’s net sales of Sideout branded merchandise during each fiscal year, subject to a guaranteed minimum royalty. As of November 1, 2003, our non-exclusive retail direct licensees for the Sideout brand included Mervyn’s, Bob’s Stores and Marshall Fields, in the United States, and the Forzani Group, Sports Scheck, and Guangdong Boldway, outside the United States. The term of our agreements with Mervyn’s, Bob’s Stores and Marshall Field’s all continue until January 31, 2005. During the three months ended November 1, 2003 (the “Third Quarter”), Bob’s Stores filed a voluntary petition for bankruptcy protection. At this time we do not know whether or to what extent Bob’s Stores will honor the terms of our agreement. Bob’s Stores owes us approximately $100,000 in guaranteed royalties over the remaining life of the agreement. We did not recognize any revenue from Bob’s Stores in the Third Quarter, and as of November 1, 2003, we had no accounts receivable outstanding from Bob’s Stores.

On August 22, 1997, we entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in certain categories of merchandise. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. In 2002, Zellers renewed their agreement for an additional five year period, through January 31, 2008. Under the terms of the renewal, Zellers agreed to pay us a minimum guaranteed royalty of $15.6 million over the new five-year term under the same conditions of the original agreement. Zellers has the option to renew this agreement for an additional five years beyond the most recent renewal.

In early September 2000, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with France based Carrefour, the second largest retailer in the world. Initially, the Carrefour Group was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in Spain, Mexico and Brazil and, subsequently, Italy, France, China, Taiwan, Greece, Portugal, Switzerland, Belgium and Columbia were added to the territory subject to certain usage requirements and other contractual conditions. As a result of usage requirements not being fulfilled, Mexico, Brazil, China and Taiwan are no longer contractually part of the territory. The Carrefour Group pays us a royalty based upon a percentage of its actual net sales of Cherokee branded products in those countries, subject to a minimum annual guaranteed royalty. If the Carrefour Group exceeds certain retail sales thresholds for Cherokee branded products, then the scope of the agreement will be automatically expanded to grant the Carrefour Group the exclusive right to manufacture, promote, sell and distribute products bearing the Cherokee brand in a number of other European and South American countries not already covered by the agreement, including, among others, Poland, Argentina, Chile, and Turkey, but excluding the United Kingdom, Ireland and Germany. Further, with respect to Japan and several other Asian countries, the Carrefour Group may elect to add any of those countries to the territory covered by the agreement, provided that at the time of such election we do not already have an existing license agreement covering the country to be added. If the retail sales thresholds are not met during the term of the agreement, the Carrefour Group also has the right of first refusal to add any of the European or South American countries to the territory covered by the agreement. In exchange for eliminating the United Kingdom and Ireland from the Agreement, we agreed to give the Carrefour Group an incentive to expand sales of Cherokee brand products into other countries by waiving the royalty commitment during the initial six-month start-up period for any added countries. As long as the Carrefour Group meets certain retail sales thresholds with respect to Cherokee branded products, the Carrefour Group may extend the agreement indefinitely for successive three-year terms. The agreement was renewed in July 2003 for an additional three years, through December 31, 2006.

On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Great Britain’s Tesco Stores Limited. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries, subject to a minimum annual guaranteed royalty. Tesco also has a right to add a number of other countries to the territories covered by the agreement, assuming we have not already entered into exclusive licensing agreements covering such countries, and subject to the existing rights given to the Carrefour Group. The initial term of the agreement expires on January 31, 2005. As long as Tesco meets certain retail sales thresholds with respect to Cherokee branded products, Tesco may extend the agreement indefinitely for successive three-year terms.

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint-Tropez West, Chorus Line, All that Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a six-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint-Tropez-West brands and a five-year master licensing agreement with Gilrichco, Inc. for the remaining brands. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement either to renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint-Tropez-West), 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little, the founder of CL Fashion Inc. The licensing agreement with Gilrichco provided us with minimum guaranteed royalties during the initial 19 month term of the agreement, and successive one year terms, if renewed. The agreement also provided Gilrichco with the option at July 31, 2008 to buy the trademarks covered by the agreement from us for a nominal amount. The licensing agreement also provided Gilrichco with the option to terminate the agreement after the initial 19 month period, provided Gilrichco pays us the greater of the royalty revenues earned during this period or the annual minimum guaranteed royalty under the agreement. In October 2003, we mutually agreed with Gilrichco to terminate our agreement. As a result of this termination in the Third Quarter, we recognized as revenue the remaining $62,000 of a non-refundable deposit paid by Gilrichco at the inception of the agreement.

Stock-Based Compensation

At November 1, 2003, Cherokee has two stock-based employee compensation plans. Cherokee accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” the following table illustrates the effect on stock-based compensation, net income and earnings per share if Cherokee had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Quarter Ended		Nine months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net income:
As reported	$2,464,000	$2,087,000	$11,422,000	$10,456,000
Stock-based compensation expense determined under the fair value method	(46,000)	(47,000)	(138,000)	(141,000)

Pro forma	$2,418,000	$2,040,000	$11,284,000	$10,315,000

Net income per share—basic:
As reported	$0.30	$0.25	$1.38	$1.27
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma	$0.29	$0.24	$1.36	$1.25

Net income per share—diluted:
As reported	$0.29	$0.25	$1.34	$1.24
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	(0.01)	(0.01)	(0.02)

Pro forma	$0.28	$0.24	$1.33	$1.22

Trademarks

During the Third Quarter and for the nine months ended November 1, 2003 (the “Nine Months”) and for the three and nine months ended November 2, 2002, Cherokee did not purchase trademarks, other than the contingent purchase payments made to Sideout Inc., under the terms of the Sideout Agreement. We capitalized $68,000 and $243,000 for the Third Quarter and Nine Months in comparison to $79,000 and $287,000, respectively, for the three and nine months ended November 2, 2002. Trademark registration and renewal fees capitalized for the Third Quarter and Nine Months totaled $57,000 and $281,000, respectively in comparison to $111,000 and $282,000 for the three and nine months ended November 2, 2002.

(3) Long Term Debt

Long term debt is comprised of Zero-Coupon Secured Notes (“Secured Notes”) yielding 7% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The following table summarizes the maturity of the remaining debt:

For the year ending:	Face Value
May 4, 2004	$5,250,000
Less unamortized note discount	49,000

$5,201,000

(4) Commitments and Contingencies

Legal Proceedings

During fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003, we recognized revenues from Mossimo of $2.7 million. However, Mossimo refused to pay the $2.7 million in finder’s fees during fiscal 2003. An arbitration was held between the parties in mid-October, 2002 on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. As of November 1, 2003 interest and legal fees owing totaled $394,000 and $410,000, respectively. The arbitrators also reaffirmed the finder’s agreement. This interim award was reaffirmed in total in a final award on January 17, 2003. On June 17, 2003, the Los Angeles Superior Court confirmed the arbitration award and entered judgment in Cherokee’s favor, including additional interest and legal fees which Mossimo then appealed to the Appellate Court. In conjunction with the appeal, Mossimo posted financial security satisfactory to the court of $4.4 million, which is equal to one and one half times the amount of the Judgment. The appeal is scheduled to be heard by the Appellate Court on December 12, 2003. The appeal is expected to take three to six months. Cherokee understands that Mossimo has continued to set aside the finder’s fees, legal fees and interest due to Cherokee in a separate cash account pending the appeal. During the Third Quarter and Nine Months, we recognized revenues from Mossimo of $308,000 and $2.2 million and an additional $117,000 and $300,000 in interest income, respectively. As of November 1, 2003 amounts due from Mossimo totaled $5.8 million, which included $395,000 of interest and $410,000 for reimbursement of legal fees. We have made no provision for reserves against the accounts receivable from Mossimo.

Separation Agreement

During November 2003, an Executive Vice President, Stephen Y. Ascher, left the Company. In conjunction with his separation and in recognition of his service, we have agreed to pay Mr. Ascher severance totaling $554,000 to be paid $154,000 by January 1, 2004 and the remaining amount over the next twelve months. This amount will be recognized as compensation expense in Cherokee’s Fourth Quarter 2004 financial results.

Line of Credit

On October 31, 2003, Cherokee executed a commitment letter for a $5.0 million revolving line of credit (the “Revolving Line of Credit”). The Facility is for general corporate purposes, including the payment of dividends. The Facility will be for two years, with an interest rate of a margin over the 30 day Libor rate or the banks prime borrowing rate, and will require the maintenance of certain financial covenants. The Revolving Line of Credit will be secured by all assets of Cherokee excluding those committed to secure “Secured Notes”. See “Management Discussion and Analysis of Financial Conditions and Results of Operations—Overview”.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes,” “estimates,” “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by certain of our current and future licensees, such as Target Stores and Carrefour, the likelihood of our licensees achieving certain royalty rate reductions, our prospects for obtaining new licensees, our prospects for obtaining new brands to acquire or represent and the outcome of our dispute with Mossimo. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties, include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition in the industry in which we operate, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee, Sideout and Carole Little branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel, and adverse determination of claims, liabilities or litigation, including our dispute with Mossimo and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under “Item 1. Business-Risk Factors” in our Form 10-K for the fiscal year ended February 1, 2003 and in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

Our operating strategy emphasizes domestic and international, retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise, and the licensees are responsible for designing and manufacturing the merchandise. We provide design direction and collaborate with our retailers on pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. Our retail, wholesale and international license agreements generally provide us with final approval of pre-agreed upon quality standards, packaging and marketing of licensed products and also grant us the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. As of November 1, 2003, we had 13 continuing license agreements for our various trademarks, covering both domestic and international markets. We will continue to solicit new licensees and may, from time to time, retain the services of outside consultants to assist us in this regard.

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

During the three months ended November 1, 2003 (“Third Quarter”), sales of Cherokee branded products by Target Stores were approximately $428 million compared to $443 million for the three months ended November 2, 2002. Target Stores pays us royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise. Target Stores has agreed to pay a minimum guaranteed royalty of $10.5 million for the year ending January 31, 2004, and $9.0 million for the year ended January 31, 2005 and each fiscal year thereafter, if any, that the term of Amended Target Agreement is extended. Since Cherokee is a mature brand at Target Stores, sales of Cherokee branded product in the future are unlikely to experience the same rate of growth as in the past five years and could decrease or be subject to fluctuations.

During the Third Quarter, total sales of merchandise bearing the Cherokee brand continued to increase, with total retail sales approaching $540 million versus $525 million in total retail sales for the Third Quarter of last year. Tesco and Carrefour sales of merchandise bearing the Cherokee brand were $70.2 million and $8.8 million, respectively, in the Third Quarter of compared with sales of $43.0 million and $11.5 million, respectively, in the corresponding period of the prior year. Zellers Inc.’s sales of merchandise bearing the Cherokee brand were $33.8 million during the Third Quarter compared to $34.5 million for the third quarter of last year.

During the Third Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $26.2 million in comparison to $29.9 million for the Third Quarter of last year. The decrease in sales is due mainly to weak overall apparel sales at Mervyn’s of the Sideout brand. It is unclear at this time whether this decrease in sales of apparel and accessories bearing the Sideout brand will continue.

As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions or marketing rebates for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. As a result, our royalty revenues as a percentage of certain licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved varies in each licensing agreement.

We are frequently approached by parties, or we approach parties, seeking to sell their brands and related trademarks. Should an established and marketable brand become available on favorable terms, we would be interested in pursuing such an acquisition. In addition to acquiring and licensing our own brands, we assist other companies (both wholesalers and retailers) in identifying brands. Generally, as an exclusive consultant, we will perform a range of services including marketing of brands, solicitation of licensees and administration and maintenance of license or distribution agreements. In return for our services we will normally receive a certain percentage of net royalties generated by the brands we represent and/or manage.

During the fiscal year ended February 3, 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of the royalties paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. Products bearing the Mossimo brand began selling at Target Stores in late December 2000. During fiscal 2003, we recognized revenues from Mossimo of $2.7 million. During the Third Quarter and Nine Months, we recognized revenues from Mossimo of approximately $308,000 and $2.2 million, respectively, compared to $431,000 and $2.4 million for the comparable periods last year. Third quarter revenues from Mossimo last year were affected by a one time audit adjustment that translated into a $225,000 increase in our finder’s fee that was not replicated this year. Mossimo finder’s fees are currently being disputed by Mossimo and they have refused to pay the $2.7 million of finder’s fees accrued during fiscal 2003 and the $308,000 and $2.2 million in finder’s fees accrued during the Third Quarter and Nine Months. See Part II – Item 1. “Legal Proceedings.” We have made no provision for reserves against the revenues accrued for Mossimo during fiscal 2003 or the Third Quarter and Nine Months, and if we receive an unfavorable judgment related to our arbitration with Mossimo, we would be required to write off these accounts receivable.

Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to July 31, 2004. During the Third Quarter and Nine Months, we did not repurchase any shares of our common stock. From July 1999 through November 1, 2003, we repurchased and retired 607,800 shares of our common stock. We are currently authorized to repurchase up to an aggregate of 392,200 additional shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions. Additionally, on November 3, 2003 our Board of Directors declared a $0.375 per share common stock dividend payable on December 19, 2003 for shareholders of record as of December 1, 2003. The payment of any future dividends will be at the discretion of our Board, and will be dependent upon Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by the Board.

In December 1997, we completed a series of transactions whereby we sold our rights to the Cherokee brand and related trademarks in the United States to Spell C, our wholly-owned subsidiary, and also assigned to Spell C our rights in the Amended Target Agreement. In return we received the gross proceeds resulting from the sale by Spell C, for an aggregate of $47.9 million, of privately placed Zero Coupon Secured Notes (the “Secured Notes”), which yield 7.0% interest per annum, amortize quarterly from May 20, 1998 through February 20, 2004 and are secured by the Amended Target Agreement and by the United States Cherokee trademarks. The aggregate scheduled amortization under the Secured Notes is $60.0 million, which equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement. As of the end of the Third Quarter, approximately $5.2 million remains outstanding under the Secured Notes.

Results of Operations

Revenues were $6.7 million and $28.7 million, respectively, during the Third Quarter and Nine Months compared to $6.1 million and $26.1 million during the Third Quarter and nine month period ended November 2, 2002, an increase of 11.3% and 10.1%. Revenues from the Cherokee brand were $5.6 million and $23.4 million during the Third Quarter and Nine Months compared to $4.8 million and $20.9 million for the comparable periods last year. During the Third Quarter and Nine Months, revenues of $3.1 million and $16.8 million were recognized from Target Stores compared to $3.1 million and $17.4 million for the comparable periods last year, which accounted for 46% and 59% of total revenues versus 51% and 67% last year. The reduction in revenues for the Nine Months compared to the prior year from Target Stores was attributable to lower sales of Cherokee branded product principally in the women’s and men’s apparel categories. Revenues from Zellers were $809,000 and $2.4 million during the Third Quarter and Nine Months compared to $822,000 and $2.4 million for the comparable periods last year. Revenues from Tesco for sales of Cherokee branded products were $1.5 million and $3.7 million during the Third Quarter and Nine Months compared to $775,000 and $850,000 for the comparable periods last year. Revenues from Carrefour for sales of Cherokee branded products were $175,000 and $460,000 during the Third Quarter and Nine Months compared to $69,000 and $170,000 for the comparable periods last year. Tesco and Carrefour only recently began to sell Cherokee branded products, and the increase from the prior year periods reflects an initial ramp up in sales at those stores.

Revenues from the Sideout brand were $677,000 and $2.4 million during the Third Quarter and Nine Months compared to $788,000 and $2.7 million for the comparable periods last year. Revenues from Mervyn’s for sales of Sideout branded products during the Third Quarter and Nine Months were $666,000 and $2.2 million compared to $748,000 and $2.4 million for the comparable periods last year. Lower revenues at Mervyn’s were attributable to declining overall sales at the chain this year versus last year. Third Quarter and Nine Months revenues also included $256,000 and $622,000 from the recently acquired Carole Little and Chorus Line brands. In October, we mutually agreed with Gilrichco to terminate our agreement for the Chorus Line brands. This termination resulted in the recognition as revenue of $62,000 of the remaining amount of the non-refundable deposit paid by Gilrichco at the inception of the agreement.

Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers, Tesco and Carrefour, were collectively $2.4 million and $6.5 million during the Third Quarter and Nine Months compared to $1.7 million and $3.5 million for the comparable periods last year. This increase is due to increased revenues from Tesco, and to a lesser extent, Carrefour, both of which only recently began selling Cherokee branded products.

Third Quarter and Nine Months revenues include $308,000 and $2.2 million attributable to Mossimo Inc. compared to $431,000 and $2.4 million for the comparable periods last year. Third quarter revenues from Mossimo last year were affected by having more royalty revenue calculated at a higher royalty rate and were affected by a one time audit adjustment that resulted in a $225,000 increase in our finder’s fee in the second quarter last year that was not replicated this year. However, as described previously, Mossimo has refused to pay all monies owed Cherokee since the first quarter of 2003. We have made no provision for reserves against the accounts receivable outstanding from Mossimo. See “Part II. Item I—Legal Proceedings.”

Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivables balance of $11.8 million as of the end of the Third Quarter included accrual for revenues earned from Target Stores, Zellers, Mervyn’s, Tesco and other licensees that were subsequently received in the month following the end of the Third Quarter. However, such trade receivables balance also included $5.8 million in outstanding accounts receivable from Mossimo, which Mossimo is refusing to pay. We have made no provisions for reserves against the revenues, awarded interest and legal fees accrued for Mossimo, and if we receive an unfavorable judgment related to our arbitration with Mossimo, we would be required to write off these accounts receivable.

Selling, general and administrative expenses for the Third Quarter and Nine Months were $2.5 million or 37% and $9.0 million or 31%, of revenues in comparison to selling, general and administrative expenses of $2.4 million and $7.9 million or 39% and 30% of revenues during the comparable periods last year. The increase in our selling, general and administrative expenses during the Third

Quarter and Nine Months was attributable principally to increases in accrued management bonuses and other payroll related expenses of $173,000 and $553,000, increases in amortization of our trademarks of $86,000 and $242,000, respectively, and increases in investor related costs, board of directors’ fees and expenses of $38,000, and director’s and officer’s insurance of $156,000.

During the Third Quarter and Nine Months our interest expense was $161,000 and $590,000 compared to $282,000 and $1.0 million for the comparable periods last year. The interest expense is attributable to the Secured Notes and the amortization of securitization fees. The decrease in interest expense is due to the reduction in the outstanding principal amount of the Secured Notes. During the Third Quarter and Nine Months our investment and interest income was $130,000 and $346,000 compared to $37,000 and $114,000 for the comparable periods last year. The increase in interest income is due to the recognition of $117,000 and $300,000 in interest income on the monies owed to us by Mossimo, which interest has not been paid.

During the Third Quarter and Nine Months we booked for generally accepted accounting principles a tax provision of $1.7 million and $8.1 million, which equates to an effective tax rate of 41.5% and 41.4% compared to $1.4 million and $7.0 million and an effective tax rate of 40.0 % and 40.0% booked for the same periods last year. We are making quarterly estimated tax payments for our federal and state income tax liabilities. During the Third Quarter and Nine Months our net income was $2.5 million and $11.4 million or $0.29 and $1.34 per diluted share, compared to $2.1 million and $10.5 million or $0.25 and $1.24 per diluted share for the comparable periods last year.

Liquidity and Capital Resources

Cash Flows. On November 1, 2003 we had cash and cash equivalents of $11.4 million, which amount included restricted cash of $3.0 million held in a collection account by the trustee under the indenture for the Secured Notes. On February 1, 2003 we had cash and cash equivalents of $5.5 million, which amount included restricted cash of $2.6 million. The $5.9 million increase in cash and cash equivalents is primarily attributable to higher net income and cash received from the exercise of stock options during the Nine Months.

During the Nine Months, cash provided by operations was $11.1 million, compared to $10.4 million for the nine months ended November 2, 2002. Higher net income and depreciation and amortization were offset by higher accounts receivable, decreased accruals and lower amortized debt discount. Cash used in investing activities during the Nine Months was $880,000 comprised, principally, of $243,000 in contingent payments made to Sideout Sport, Inc., higher amounts of restricted cash and the remainder in trademark registration fees for the Cherokee, Sideout and Carole Little brands. In comparison, during the nine months ended November 2, 2002, cash used in investing activities was $583,000, primarily comprised of $287,000 in contingent payments to Sideout Sport, Inc. and $290,000 of trademark registration fees. Cash used in financing activities was $4.6 million during the Nine Months, compared to $7.0 million for the comparable period last year. Cash used in financing activities for the Nine Months principally pertains to the quarterly payments, in aggregate, of $7.9 million on the Secured Notes. This was partially offset by proceeds from the exercise of stock options of $3.3 million. The decrease in cash used in financing activities was primarily attributable to the aforementioned proceeds from the exercise of stock options versus the nine months ended November 2, 2002. On October 31, 2003, Cherokee executed a commitment letter for a $5.0 million Revolving Line of Credit. The Facility is for general corporate purposes, including the payment of dividends. The facility will be for two years, carries an interest rate of a margin over the 30 day Libor rate or the banks prime borrowing rate, and requires the maintenance of certain financial covenants. The Revolving Line of Credit will be secured by all assets of Cherokee excluding those committed under the “Secured Notes”. See “Overview” above.

Uses of Liquidity. Our cash requirements through the end of fiscal 2004 are primarily to fund operations, repay the Secured Notes, trademarks, capital expenditures, selectively expand our brand portfolio and, if adequate, to potentially repurchase shares of our common stock and/or pay dividends declared by our Board of Directors. On November 3, 2003 our Board of Directors declared a $0.375 per share common stock dividend payable on December 19, 2003 for shareholders of record as of December 1, 2003. The declaration and payment of any future dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board. As discussed previously, Mossimo has refused to pay us finder’s fees. At November 1, 2003, we had $5.8 million in outstanding accounts receivable from Mossimo including $395,000 in interest and $410,000 in legal fees awarded through arbitration. Continued delay in the payment by Mossimo of the past due fees that have been withheld, or of future fees, could have a material adverse effect or our liquidity, cash flows, business, prospects, financial condition and results of operation. See “Part II. Item I—Legal Proceedings”.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period (a)
	(in thousands)
Contractual Obligations	Less than 1 year		1- 3 years		4- 5 years	After 5 years	Total
Short Term Debt(b)	$5,250		$—		$—	$—	$5,250
Capital Lease Obligations	—		—		—	—	—
Operating Leases(c)	81		—		—	—	81
Unconditional Purchase Obligations	—		—		—	—	—
Other Long-Term Obligations	554	(d)(e)(f)(g)	—	(d)(e)(f)(g)	—	—	554	(d)(e)(f)(g)

Total Contractual Cash Obligations	$5,885	(h)	$—	(h)	—	—	$5,885	(h)

(a)	For purposes of the above table, yearly periods were calculated to coincide with our fiscal quarters, meaning, for example, that the period covered by the column captions “Less than 1 year” starts November 1, 2003 and ends October 31, 2004.
(b)	Represents payments to the holders of the Secured Notes.
(c)	Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2004; however, we have an option to extend the term of the lease for one additional three-year period for monthly rental payments of $9,010.
(d)	Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million of royalties received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligations to pay Sideout Sport Inc. Since January 1999, we have paid, in total, $4.5 million in contingent payments under the Sideout Agreement. Because payments to Sideout Sport Inc. are based on royalties received, we cannot predict the exact amount of payments we will be obligated to make to Sideout Sport up to October 22, 2004. Steven Ascher, Executive Vice President of Cherokee, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc.
(e)	Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $721,000 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, during the Third Quarter and Nine Months we accrued a bonus of $615,000 and $2.2 million, respectively for Mr. Margolis and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations there under, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash in excess of $11.5 million. See “Item 1. Risk Factors” in our Form 10-K for the fiscal year ended February 1, 2003.
(f)	After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due.
(g)	During November 2003, an Executive Vice President, Stephen Y. Ascher, left the Company. In conjunction with his separation and in recognition of his service, we have agreed to pay Mr. Ascher severance totaling $554,000 to be paid $154,000 by January 1, 2004 and the remaining amount over the next twelve months.
(h)	Stated amount does not include any payments pursuant to any of the Sideout Agreement, the management agreement with Mr. Margolis or our agreement with Ms. Little.

On December 23, 1997, Spell C issued the Secured Notes, which yield 7.0% interest per annum and mature on February 20, 2004. See “Item 1. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes” and “Item 1. Risk Factors” in our Form 10-K for the year ended February 1, 2003. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004, in the amount of $9.0 million per year in each of the first two years and $10.5 million per year in each of the third through sixth years. The Secured Notes are secured by the Amended Target Agreement and the United States Cherokee trademarks and brand names. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which is also $60.0 million. Spell C is dependent on revenues from the Amended Target Agreement for most, if not all, of its revenues. Although the Amended Target Agreement provides for a minimum annual royalty payment, if for any reason Target Stores does not pay the minimum royalties, Spell C will be unable to meet, and will default on, its payment obligations under the indenture for the Secured Notes. We are not guarantors of the Secured Notes; however, the United States Cherokee trademarks have been pledged as security for the Secured Notes and the permanent loss of such trademarks as a result of a default would have a material adverse effect on our business, financial condition and results of operations. The Secured Notes indenture does not contain any financial covenants that require the maintenance of any financial ratios, cash flows, stock price, value of any assets, credit rating, and level of earnings or earnings per share. The Secured Notes indenture does contain covenants prohibiting Spell C from, among other things, transferring any right, title or interest in the Amended Target Agreement or the United States Cherokee trademarks, incurring any encumbrances on such agreement or trademarks, or taking any action to impair the liens on such agreement or trademarks in favor of the holders of the Secured Notes. As of November 1, 2003, Spell C was in compliance with the covenants in the indenture for the Secured Notes.

As of November 1, 2003, we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of the Senior Notes or any other material third-party obligations. As of November 1, 2003, we do not have any standby letters of credit nor any standby repurchase obligations. On October 31, 2003, Cherokee executed a commitment letter for a $5.0 million Revolving Line of Credit. The Facility is for general corporate purposes, including the payment of dividends. The Facility is for two years, carries an interest rate of a margin over the 30 day Libor rate or the banks prime borrowing rate, and requires the maintenance of certain financial covenants. It will be secured by all assets of Cherokee excluding those committed under the “Secured Notes.” See “Overview” above.

Sources of Liquidity. Our primary source of liquidity is expected to be cash flow generated from operations and cash and cash equivalents currently on hand, as well as the anticipated $5.0 million Revolving Line of Credit described under “Liquidity and Capital Resources” above. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments for the next twelve months; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. See “Item 1. Risk Factors” in our Form 10-K for the fiscal year ended February 1, 2003. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of our Form 10-K for the fiscal year ended February 1, 2003 and under the caption titled “Cautionary Note Regarding Forward-Looking Statements” above.

If our revenues and cash flows during fiscal 2004 are even slightly lower than fiscal 2003 or if we do not consummate the $5.0 million Revolving Line of Credit described under “Liquidity and Capital Resources” above, we may not have cash available to continue to repurchase shares of our common stock, to issue dividends at our discretion, or to explore or consummate the acquisition of other brands. If Mossimo does not pay us the $5.8 million it is currently withholding, plus interest and legal fees, or refuses to pay any future fees, or if our revenues and cash flows during fiscal 2004 are materially lower than fiscal 2003, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses and possibly the Sideout Agreement. Further, the aggregate scheduled amortization under the Secured Notes does not exceed the aggregate minimum guaranteed royalty payments under the Amended Target Agreement. Until the outstanding amount under the Secured Notes is fully paid, our ability to obtain funds from conventional sources of long-term external financing, such as debt, convertible debt or equity financings is somewhat limited. We do believe that, if necessary, even prior to the full repayment of the Secured Notes, we would have access to short-term external financing, but we cannot provide any assurance that financing would be available to us on acceptable terms or at all.

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

Foreign Currency

We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where Cherokee’s licensees do business. For the Third Quarter, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would not have been material to our financial condition or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Cherokee maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14 (c). Disclosure controls and procedures are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Cherokee’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Cherokee has carried out an evaluation, under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures as of the end of the period covered by the report. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal controls. There have been no significant changes in Cherokee’s internal controls or in other factors that could significantly affect these controls subsequent to the date Cherokee completed its evaluation.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003, we recognized revenues from Mossimo of $2.7 million. However, Mossimo refused to pay the $2.7 million in finder’s fees during fiscal 2003. An arbitration was held between the parties in mid-October, 2002 on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. As of November 1, 2003 interest and legal fees owing totaled $278,000 and $410,000, respectively. The arbitrators also reaffirmed the finder’s agreement. This interim award was reaffirmed in total in a final award on January 17, 2003. On June 17, 2003, the Los Angeles Superior Court confirmed the arbitration award and entered judgment in Cherokee’s favor, including additional interest and legal fees which Mossimo then appealed to the Appellate Court. In conjunction with the appeal, Mossimo posted financial security satisfactory to the court of $4.4 million, which is equal to one and one half times the amount of the Judgment. . The appeal is scheduled to be heard by the Appellate Court on December 12, 2003. The appeal is expected to take three to six months. Cherokee understands that Mossimo has continued to set aside the finder’s fees, legal fees and interest due to Cherokee in a separate cash account pending the appeal. During the Third Quarter and Nine Months, we recognized revenues from Mossimo of $308,000 and $2.2 million and an additional $117,000 and $300,000 in interest income, respectively. As of November 1, 2003 amounts due from Mossimo totaled $5.8 million, which included $395,000 of interest and $410,000 for reimbursement of legal fees. We have made no provision for reserves against the accounts receivable from Mossimo and if we receive an unfavorable judgment related to our arbitration with Mossimo, we would be required to write off these accounts receivable.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a—14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	Rule 13a—14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 2, 2003

CHEROKEE INC.

By:	/s/ ROBERT MARGOLIS

Robert Margolis Chief Executive Officer

By:	/s/ KYLE WESCOAT

Kyle Wescoat Chief Financial Officer