Form 10-K
period 2004-01-31
CHEROKEE INC
filed 2004-04-02
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file No. 0-18640

CHEROKEE INC.

(Exact name of registrant as specified in charter)

Delaware	95-4182437
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6835 Valjean Avenue

Van Nuys, CA 91406

(Address of principal executive office, including zip code)

(818) 908-9868

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

common stock, $.02 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☒    NO  ☐

As of March 26, 2004, the registrant had 8,595,916 shares of its common stock, par value $.02 per share, issued and outstanding.

As of March 26, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $192.0 million (computed on the basis of the last trade of the common stock on the Nasdaq National Market System on March 26, 2004).

Documents Incorporated by Reference:

Certain portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2004, are incorporated by this reference into Part III as set forth herein.

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values. The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997. The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002. These brands are recognized women’s brands that we have begun to market in apparel, accessories, and home products. As of January 31, 2004, we had twelve continuing license agreements covering both domestic and international markets, of which two are expected to expire in 2004.

Our retail direct licensing strategy is premised on the proposition that around the world nearly all aspects of the moderately priced apparel, footwear and accessories business can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, we believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as our brands, than through carrying strictly private label goods or branded products from third-party vendors. Our strategy globally is to capitalize on these ideas by licensing our portfolio of brands primarily to strong and growing retailers, such as Target Stores and TJX Companies in the U.S., Tesco and Carrefour in Europe, and Bolderway in China, who work in conjunction with us to develop merchandise for their stores.

Parties seeking to sell their brands and related trademarks frequently approach us. Should an established and marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition. For example, in December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc., which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy, for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and a five-year master licensing agreement with Gilrichco, Inc. for the remaining acquired brands. We subsequently terminated the licensing agreement with Gilrichco during fiscal 2004.

In addition to acquiring brands and licensing our own brands, we assist other companies, wholesalers and retailers in identifying licensees or licensors for their brands or stores. Generally, as an exclusive consultant, we perform a range of services, including marketing of brands, solicitation of licensees, and other related services. In return for our services we normally charge a certain percentage of the net royalties generated by the brands we represent and manage. For example, in 2000 we introduced Mossimo to Target Stores, and in 2003 we introduced the House Beautiful brand to May Company department stores.

Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 6835 Valjean Avenue, Van Nuys, California 91406, telephone (818) 908-9868. We maintain a website with the address www.thecherokeegroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Overview of Licensing Business

The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional, wholesome values. We acquired the Sideout brand and related trademarks, which represent a young active lifestyle, in November 1997. See “Sideout Agreement” below. Our primary emphasis for the past seven years has been directed toward domestic and international retail direct and wholesale licensing. As of January 31, 2004, we had twelve continuing license agreements (two of which are expected to expire in 2004), covering both domestic and international markets, five of which pertained to the Cherokee brand.

Our license agreements are with retailers, wholesalers and global trading companies on an exclusive or non-exclusive basis. Of our twelve licensing agreements, eight are with domestic or international retailers, two are with international wholesalers, and two are brand representations with contracts with domestic retailers. In retail direct licensing, we grant retailers a license to use the trademarks on certain categories of merchandise. Although we provide design direction, most of our licensees modify or amplify the designs to suit their seasonal, regional and category needs. In all cases, all products are subject to our pre-approved packaging, graphics and quality control standards. The retailer is responsible for manufacturing the merchandise. We refer to this practice as our “retail direct” licensing strategy. Wholesale licensees manufacture and import various categories of apparel, footwear and accessories under our trademarks and sell the licensed products to retailers. Our retail, wholesale and international license agreements provide us with final approval of pre-agreed upon quality standards, packaging and, in most cases, marketing of licensed products. We have the right to conduct periodic quality control inspections to ensure that the image and quality of licensed products remain consistent. We will continue to solicit new licensees through our executive employees as well as using outside consultants.

Our current business strategy is to maximize the value of our existing and future brands by marketing them in a manner that recognizes the relative market power, in different areas of the world, of the various participants—manufacturer, wholesaler and retailer—in the chain of supply to the ultimate consumer. In the United States, market power and accompanying economies of scale are generally held by a few dominant retailers of moderately priced merchandise, and, accordingly, in the United States we have pursued our retail direct licensing strategy. In contrast to the retail market in the United States, as well as in Canada, in selected international markets we have sought to develop our brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets. Finally, in some countries, we believe that an owner or licensee of one or more well-known U.S. brands has the opportunity to become a dominant, vertically integrated manufacturer or retailer or both of branded apparel, footwear and accessories. Accordingly, in those countries we have begun to pursue licensing or strategic alignments whereby our brands can become the basis for such a vertically integrated manufacturer/retailer. These various licensing strategies permit us to operate with minimal working capital, virtually no capital expenditures (other than those associated with acquiring new brands and related trademarks, and maintaining our trademark registrations in certain countries), no production costs, significantly reduced design, marketing, distribution and other operating expenses, and a small group of core employees.

United States Licensing

Our retail direct licensing strategy is premised on the proposition that in the United States nearly all aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. We believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than through carrying strictly private label goods or branded products from third-party vendors. We also expect that the enhanced profitability to retailers of private label products and in-store brands, coupled with the substantial marketing costs to establish and maintain a widely recognized apparel brand, will continue to increase the desirability to retailers of well-established brands with broad appeal. Our primary strategy in the United States is to capitalize on these trends by licensing our portfolio of brand names directly to retailers, who, working in conjunction with us, develop merchandise for their stores, and to augment that portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

Our most significant retail relationship in the United States is with Target Stores. The terms of our relationship with Target Stores are set forth in an amended licensing agreement (the “Amended Target Agreement”) between Cherokee and Target Stores entered into on November 12, 1997. This agreement was subsequently assigned to Spell C and pledged as collateral for the Zero Coupon Secured Notes (the “Secured Notes”) issued by Spell C in connection with a transaction that monetized future minimum payments from Target Stores under the Amended Target Agreement. See “Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes” below. The Amended Target Agreement grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain specified categories of merchandise including:

•	men’s, women’s and children’s apparel, including intimate apparel, foundations and sleepwear;

•	men’s, women’s and children’s fashion accessories;

•	bed and bath products and accessories;

•	luggage, sports bags and backpacks;

•	home textiles;

•	domestics and home decor products;

•	home furnishings;

•	sporting goods; and

•	cosmetics, bath and body products.

Some of the above-listed categories were subject to license agreements between us and third parties, which expired prior to or during our fiscal year ended January 31, 2004 (“fiscal 2004”). The Amended Target Agreement provides that upon the expiration or termination of such agreements, the categories of merchandise subject to such agreements will become exclusive to Target Stores in the United States. Due to the broad nature of the rights granted to Target Stores in the United States, and the restrictions contained in the Amended Target Agreement, we cannot enter into new retail or wholesale licensing agreements in the United States with respect to the Cherokee brand, except for retail license agreements for cosmetics, bath and body products with several drug store chains.

The initial term of the Amended Target Agreement commenced on February 1, 1998 through January 31, 2004. The Amended Target Agreement provides that if Target Stores is current in its payments of the minimum guaranteed royalty under the agreement, then the term of the agreement will automatically renew for the fiscal year ending in 2005, and will continue to automatically renew for successive fiscal year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year and Target Stores does not give notice of its intention to terminate the agreement. In February 2004, Target Stores elected to allow the term of the Amended Target Agreement to be renewed for one additional year. As a result, the term of the Amended Target Agreement currently continues through January 2006 and remains subject to the automatic renewal provisions described above. Target Stores may terminate the Amended Target Agreement effective February 2006 if it gives us written notice of its intent to do so by February 28, 2005, and may terminate at the end of any fiscal year thereafter, if it gives us written notice of its intent to do so during February of the calendar year prior to termination.

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

Royalty revenues from our Cherokee brand at Target Stores were $6.4 million during our eight-month fiscal period ended January 31, 1998, $14.6 million during our fiscal year ended January 30, 1999, $16.3 million during our fiscal year ended January 29, 2000, $19.3 million during our fiscal year ended February 3, 2001, $20.7 million during our fiscal year ended February 2, 2002 , $21.4 million during fiscal 2003 and $20.6 million during fiscal 2004 which accounted for 75%, 76%, 66%, 68%, 67%, 65% and 57% respectively, of our consolidated revenues during such periods. Royalty revenues in fiscal 2004 from Target Stores were 196% of the guaranteed minimum royalty under the Amended Target Agreement. See “Risk Factors.”

Our retail direct licensees for the Sideout brand continued to achieve good results from sales of merchandise bearing the Sideout brand. Categories of merchandise under license include men’s, women’s and children’s sportswear, accessories, luggage, sports bags and backpacks, skin care products and hats. During fiscal 2004, royalty revenues from retail direct licensees for the Sideout brand totaled $2.9 million as compared to $3.1 million during fiscal 2003. During fiscal 2004, our non-exclusive United States retail direct licensees for the Sideout brand included Mervyn’s and Bob’s Stores. The term of our agreement with Mervyn’s continues until January 31, 2005. In fiscal 2004, Bob’s Stores was acquired by TJX Companies Inc. Our agreement with Bob’s Stores continues to January 31, 2005. We continue to actively pursue our retail direct licensing strategy to further develop the Sideout brand in the United States.

Our retail direct licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands provides us with minimum guaranteed annual royalties during the five-year term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc.

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

During fiscal 2004, we received $23.7 million in aggregate royalties from our United States retail direct license agreements (excluding revenues from Mossimo), which accounted for 65% of our consolidated revenues during such period.

International Licensing

We will continue to seek to develop in several international markets both our Cherokee and Sideout brands and other brands we own or represent through retail direct, master or wholesale licenses with manufacturers or other companies that have market power and economies of scale in their respective markets.

On August 22, 1997, we entered into an exclusive international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise, including women’s, men’s and children’s apparel and footwear, women’s intimate apparel, fashion accessories, home textiles, cosmetics and recreational products. The term of the agreement was for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Royalty revenues from Zellers totaled $3.3 million during fiscal 2004. In 2003 Zellers renewed their agreement for an additional five year period, through January 31, 2008. Under the terms of the renewal, Zellers agreed to pay us a minimum guaranteed royalty of $15.6 million over the new five-year term under the same conditions of the original agreement. Zellers has the option to renew this agreement for an additional five years beyond the most recent renewal.

In early September 2000, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with France based Carrefour, the second largest retailer in the world. The Carrefour Group was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in Spain, Mexico and Brazil and subsequently Italy, France, China, Taiwan, Greece and Portugal have been added. The Carrefour Group pays us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries, which includes a minimum annual guaranteed royalty. Royalty revenues from the Carrefour Group totaled $691,000 in fiscal 2004. There can be no assurances that future royalties from Carrefour Group will be significant. If the Carrefour Group exceeds certain retail sales thresholds for Cherokee branded products, then the scope of the agreement will be automatically expanded to grant the Carrefour Group the exclusive right to manufacture, promote, sell and distribute products bearing the Cherokee brand in a number of other European, South American and Asian countries not already covered by the agreement, including, among others, Poland, Argentina, Chile, Colombia and Turkey, but excluding the United Kingdom, Ireland and Germany. Further, with respect to Japan and several other Asian countries, the Carrefour Group may elect to add any of those countries to the territory covered by the agreement, provided that at the time of such election we do not already have an existing license agreement covering the country to be added. Even if the retail sales thresholds are not met during the term of the agreement, the Carrefour Group also has the right of first refusal to add any of the European or South American countries to the territory covered by the agreement. As an incentive for Carrefour Group to expand its sales of Cherokee branded products into other countries, we agreed to waive the royalty commitment during the initial six-month start-up period for any added countries. The initial term of the agreement was to expire December 31, 2003, but was renewed in July 2003 for three more years, through December 31, 2006. If the Carrefour Group meets certain retail sales thresholds with respect to Cherokee branded products, then the Carrefour Group may extend the agreement indefinitely for successive three-year terms.

On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Great Britain’s Tesco Stores Limited. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. Royalty revenues from Tesco totaled $5.2 million during fiscal 2004. Tesco also has a right to add a number of other countries to the territories covered by the agreement, assuming we have not already entered into exclusive licensing agreements covering such countries, and subject to the existing rights given to the Carrefour Group. In January 2004, we granted Tesco the rights to Taiwan, Korea, Malaysia, Thailand, Slovakia, and Hungary. The initial term of the agreement expires on January 31, 2005. If Tesco meets certain retail sales thresholds with respect to Cherokee branded products, then Tesco may extend the agreement indefinitely for successive three-year terms. Based upon Tesco’s current retail sales levels, we believe that Tesco is likely to meet or surpass such retail sales thresholds and hence will extend the agreement for an additional three-year term.

Including the Carrefour Group and Tesco agreements, as of January 31, 2004, we had four international license agreements for the Cherokee brand. In January 2004, Cherokee entered into a wholesale license agreement for the Cherokee brand in Mexico with Grupo Aviara SA. The country of Mexico was previously part of our licensing agreement with Carrefour. We expect to continue to solicit additional licensees for the Cherokee brand in Asia, Europe and South America, subject to the Carrefour Group’s rights and Tesco’s rights under their respective agreements.

During fiscal 2004, with respect to the Sideout brand and related trademarks, we have three international licensing agreements with The Forzani Group, Sport Scheck and Guangdong Bolderway Trading Development Co. Ltd. Our agreements with Forzani and Sport Scheck will expire in fiscal 2005. We have not received a meaningful amount of revenues from these contracts. Our international licensing agreements for the Sideout brand are all exclusive and cover several countries that include, Canada, Germany, Switzerland, Austria and China and product categories including men’s, boy’s and women’s apparel and footwear. In December 2002, we signed a multi year international licensing agreement with Shanghai Bolderway, Fashion Inc., a division of Guangdong Bolderway Trading Development Co., Ltd., covering a wide range of categories for the Sideout brand. These products will launch in China in fiscal 2005.

During fiscal 2004, we received $9.4 million in aggregate royalties from our international license agreements, which accounted for 26% of our consolidated revenues during such period.

Other Businesses and Brand Opportunities

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition. For example, in December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and a five-year master licensing agreement with Gilrichco, Inc. for the remaining brands. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. The Gilrichco agreement was terminated in October 2003 due to under-performance by our licensee, and we are currently exploring opportunities to license the Chorus Line, All that Jazz and Molly Malloy brands.

In addition to acquiring brands and licensing our own brands, we assist other companies in identifying licensees for their brands. Generally, as an exclusive consultant, we perform a range of services including marketing of brands, solicitation of licensees, contract negotiations and administration and maintenance of license or distribution agreements. In return for our services, we normally receive a certain percentage of the net royalties generated by the brands we represent and manage.

For example, during fiscal 2001 we assisted Mossimo in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. In fiscal 2003 we assisted House Beautiful in locating May Company Department Stores as a licensee of the House Beautiful brand. In addition, during fiscal 2003, we entered into an exclusive consulting agreement to represent the brand Latina domestically. Other active consulting agreements include Shabby Chic and HotKiss.

During fiscal 2003 and 2004, we recognized revenues from Mossimo of $2.7 million and $2.5 million, respectively, which does not include interest on such amounts owing. However, Mossimo refused to pay the $5.2 million in aggregate finder’s fees due to us from fiscal 2003 through fiscal 2004. An arbitration was held between the parties in mid-October, 2002 on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the finder’s agreement. This interim award was reaffirmed in total in a final award dated January 16, 2003 of over $2.9 million. This final arbitration award stated that Cherokee was owed $2.4 million in finder’s fees from Mossimo, plus $420,272 in legal fees plus $95,305 of interest. On June 17, 2003, the Los Angeles Superior Court confirmed the arbitration award and entered judgment in Cherokee’s favor in the total amount of nearly $3.1 million, which included the past money due to us from the final arbitration award, plus additional interest expense from January 2003 to June 17, 2003. Mossimo then appealed this judgment to the Appellate Court. In conjunction with the appeal, Mossimo posted financial security satisfactory to the court of over $4.5 million, which is equal to one and one half times the amount of the Judgment. The appeal was heard by the Appellate Court on December 12, 2003 and on January 2, 2004 the Appellate court ruled in Cherokee’s favor and upheld the lower court’s finding. On February 6, 2004 Mossimo asked the California Supreme Court to review the unanimous decision of the California Court of Appeal. This appeal was denied on March 17, 2004. Shortly thereafter, Cherokee and Mossimo began discussions about determining the total outstanding amounts owed to Cherokee in this matter (including interest at the statutory rate of 10% on all past revenues and previously awarded interest and legal fees outstanding), and in the afternoon on March 24, 2004 Mossimo presented Cherokee’s attorneys with a check for over $1.7 million along with a letter of release pertaining to the court deposit that Mossimo previously posted with the court (totaling over $4.5 million). Cherokee is in the process of obtaining a court order to receive this deposit. We have not been awarded the reimbursement of our legal fees incurred since January 17, 2003 (the date of the final arbitration award) and the amount of legal expenses and costs incurred since that date currently exceeds $410,000. We are continuing to litigate with Mossimo to receive the full reimbursement of all of our legal expenses and costs incurred in this matter, which Mossimo is currently challenging. During the Fourth Quarter and Twelve Months ended January 31, 2004, we recognized revenues from Mossimo of $308,000 and $2.5 million and an additional $128,000 and $428,000 in interest income, respectively. As of January 31, 2004 past amounts due from Mossimo totaled approximately $6.2 million, which included approximately $5.2 million in finder’s fees owed, and over $1.0 million of interest on such monies owed and reimbursement of legal fees previously awarded, but does not include our legal expenses and costs of over $410,000 incurred since January 17, 2003. We believe that based upon the rulings to date we will eventually receive reimbursement of all of our legal fees incurred in this matter from Mossimo. We have made no provision for reserves against the accounts receivable from Mossimo. Based upon the $1.7 million check received on March 24, 2004 and the release by Mossimo to us of the court deposit of over $4.5 million previously posted by Mossimo (but not yet received by us), we believe that we will receive at least $6.2 million in the resolution of this matter to fully recover the recorded amount of the receivable from Mossimo at January 31, 2004, and possibly the full reimbursement of our legal expenses not yet awarded, which is currently over $410,000. See “—Risk Factors” and “Item 3 Legal Proceedings.”

During fiscal 2004, we recognized $3.2 million in aggregate royalties from other business opportunities (which includes revenues from Mossimo), which accounted for 9% of our consolidated revenues during such period.

Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes

On December 23, 1997, we completed a recapitalization that resulted in the issuance of a special dividend to Cherokee stockholders of $5.50 per share on January 15, 1998. To facilitate the recapitalization, we formed SPELL C. LLC, a special purpose, bankruptcy remote, single member Delaware limited liability company, wholly owned by us. We assigned to Spell C all of our right, title and interest in the Amended Target Agreement and sold to Spell C all of our right, title and interest in the Cherokee brand name and related trademarks in the United States. The sale of the rights to the Cherokee trademarks in the United States was subject to certain exceptions which allow us to continue to use the trademarks in the United States in conjunction with our then-existing license agreements and allow us to use the trademarks in the United States in conjunction with retail license agreements in the category of cosmetics, bath and body products. Except for these exceptions, we no longer have the right to license the Cherokee brand and related trademarks in the United States, but retain all rights to do so outside of the United States.

On December 23, 1997, Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the “Secured Notes”), yielding 7.0% interest per annum and maturing on February 20, 2004. The proceeds from the sale of the Secured Notes were used to pay the special dividend to Cherokee stockholders described above. The Secured Notes subsequently have been paid in full out of royalties received under the Amended Target Agreement, with the final payment of principal and interest being made on February 20, 2004. During fiscal 2004, of the $20.6 million in royalty revenues from Target Stores, $10.5 million was paid to the holders of the Secured Notes, and the remainder of the royalty revenues were distributed to us. Spell C will continue to receive all royalties paid under the Amended Target Agreement but we expect all such royalties will be distributed to Cherokee.

Sideout Agreement

On November 7, 1997, we entered into an Agreement of Purchase and Sale of Trademarks and Licenses (the “Sideout Agreement”) with Sideout Sport Inc., pursuant to which we agreed to purchase all of Sideout Sport Inc.’s trademarks, copyrights, trade secrets and associated license agreements. Steven Ascher, a former Executive Vice President who left the Company in November of 2003, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc. The trademarks acquired from Sideout Sport Inc. include, among others, Sideout® and Sideout Sport®. Pursuant to the Sideout Agreement, we paid $1.5 million at the closing of the acquisition and agreed to pay an additional $500,000 upon release of liens on the assets that were purchased. Most of the liens have since been released and $495,000 of the $500,000 holdback has been paid. Under the terms of the Sideout Agreement, we will also pay Sideout Sport Inc., on a quarterly basis, contingent payments of 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligation to pay Sideout Sport Inc. During fiscal 2004 we made payments of $315,000 under the Sideout Agreement, and since January 1999 we have paid in total over $4.6 million in contingent payments under the Sideout Agreement.

Trademarks

We and our wholly-owned subsidiary Spell C hold various trademarks including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CL II®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We intend to renew these registrations as appropriate prior to expiration. We also hold trademark applications for Cherokee, Sideout and Sideout Sport, Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy in numerous countries. We monitor on an ongoing basis unauthorized filings of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally. See “Risk Factors.”

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

We developed a website with the address of www.thecherokeegroup.com, which utilizes a business-to-business E-commerce strategy. The information regarding our website address is provided for convenience and we are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our goal in developing the website is to enhance communication, information flow and networking with existing and prospective licensees. The website currently includes our profiles and our brands, certain of our financial statements and press releases, as well as a secured area to support our licensees with graphics, packaging and trim items, design concepts, new developments and other administrative needs.

Internationally, we intend to continue to seek to develop both of our principal brands through license agreements and strategic alliances with manufacturers or other companies who have market power and economies of scale in their respective markets. We are also seeking to assist other companies in identifying licensees for their brands. We will continue to market our brands and solicit new licensees through a small number of executive employees and may retain the services of outside consultants from time to time to assist us in this effort.

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

Employees

As of January 31, 2004, we employed seventeen persons. None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees.

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

Our business is dependent on Target Stores, which accounted for 57% of our consolidated licensing revenues in fiscal 2004.

During fiscal 2004, 57% of our licensing revenues were generated from a single source, Target Stores, a division of Target Corp. See “Business — United States Licensing.” The term of the Amended Target Agreement currently extends until January 31, 2006 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater then $9.0 million for the preceding fiscal year. If Target Stores elects to terminate the agreement, effective after January 31, 2006 or at any other time, it would have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores. Nonetheless, we could suffer substantial decreased royalty revenues under the Amended Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties required under such agreement.

We are dependent on our intellectual property and we cannot assure you that we will be able to successfully protect our rights.

We hold various trademarks including Cherokee, Sideout and others in connection with apparel, footwear and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in several other countries. We also hold several trademark applications for Cherokee and Sideout in several countries. We monitor on an ongoing basis unauthorized filings of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. While we currently have the resources to pursue or defend most infringement claims, any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

Target Corporation has announced that it is reviewing strategic alternatives for its Mervyn’s and Marshall Field’s divisions, which could result in the possible sale of one or both of these divisions as ongoing businesses to existing retailers or other buyers who might choose not to renew our Sideout license agreement.

During fiscal 2004, we generated $2.9 million, or approximately 8%, of our licensing revenues from our licensing agreement with Mervyn’s, a division of Target Corporation. See “—United States Licensing.” Our current licensing agreement with Mervyn’s, which is for our Sideout brand, currently extends until January 31, 2005. On March 10, 2004 Target Corporation announced that it was reviewing strategic alternatives for its Mervyn’s and Marshall Field’s divisions, and that it had engaged an investment banker to advise Target Corporation in this review. If Target Corporation elects to sell Mervyn’s to an existing retailer or other qualified buyer, or chooses to spin-off Mervyn’s or some other strategic alternative, such a transaction could adversely impact the likelihood that our existing licensing contract would be extended beyond the current term ending January 31, 2005. If this licensing contract with Mervyn’s is not extended, renewed, amended, or replaced with a new licensing contract, we would not receive licensing revenues from Mervyn’s during fiscal 2006. If this happens, we may not be able to replace the Mervyn’s royalty payments with revenues from other sources.

Mossimo Inc. has refused to make payment under the Finder’s Agreement and we have made no reserves with respect to withheld payments

During fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003 and 2004, we recognized revenues from Mossimo of $2.7 million and $2.5 million, respectively, which does not include interest on such amounts owing. However, Mossimo refused to pay the $5.2 million in aggregate finder’s fees due to us from fiscal 2003 through fiscal 2004. An arbitration was held between the parties in mid-October, 2002 on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the finder’s agreement. This interim award was reaffirmed in total in a final award dated January 16, 2003 of over $2.9 million. This final arbitration award stated that Cherokee was owed $2.4 million in finder’s fees from Mossimo, plus $420,272 in legal fees plus $95,305 of interest. On June 17, 2003, the Los Angeles Superior Court confirmed the arbitration award and entered judgment in Cherokee’s favor in the total amount of nearly $3.1 million, which included the past money due to us from the final arbitration award, plus additional interest expense from January 2003 to June 17, 2003. Mossimo then appealed this judgment to the Appellate Court. In conjunction with the appeal, Mossimo posted financial security satisfactory to the court of over $4.5 million, which is equal to one and one half times the amount of the Judgment. The appeal was heard by the Appellate Court on December 12, 2003 and on January 2, 2004 the Appellate court ruled in Cherokee’s favor and upheld the lower court’s finding. On February 6, 2004 Mossimo asked the California Supreme Court to review the unanimous decision of the California Court of Appeal. This appeal was denied on March 17, 2004. Shortly thereafter, Cherokee and Mossimo began discussions about determining the total outstanding amounts owed to Cherokee in this matter (including interest at the statutory rate of 10% on all past revenues and previously awarded interest and legal fees outstanding), and in the afternoon on March 24, 2004 Mossimo presented Cherokee’s attorneys with a check for over $1.7 million along with a letter of release pertaining to the court deposit that Mossimo previously posted with the court (totaling over $4.5 million). Cherokee is in the process of obtaining a court order to receive this deposit. We have not been awarded the reimbursement of our legal fees incurred since January 17, 2003 (the date of the final arbitration award) and the amount of legal expenses and costs incurred since that date currently exceeds $410,000. We are continuing to litigate with Mossimo to receive the full reimbursement of all of our legal expenses and costs incurred in this matter, which Mossimo is currently challenging. During the Fourth Quarter and Twelve Months ended January 31, 2004, we recognized revenues from Mossimo of $308,000 and $2.5 million and an additional $128,000 and $428,000 in interest income, respectively. As of January 31, 2004 past amounts due from Mossimo totaled approximately $6.2 million, which included approximately $5.2 million in finder’s fees owed, and over $1.0 million of interest on such monies owed and reimbursement of legal fees previously awarded, but does not include our legal expenses and costs of over $410,000 incurred since January 17, 2003. We believe that based upon the rulings to date we will eventually receive reimbursement of all of our legal fees incurred in this matter from Mossimo. We have made no provision for reserves against the accounts receivable from Mossimo. Based upon the $1.7 million check received on March 24, 2004 and the release by Mossimo to us of the court deposit of over $4.5 million previously posted by Mossimo (but not yet received by us), we believe that we will receive at least $6.2 million in the resolution of this matter to fully recover the recorded amount of the receivable from Mossimo at January 31, 2004, and possibly the full reimbursement of our legal expenses not yet awarded, which is currently over $410,000. We believe that based upon the rulings to date we will eventually receive reimbursement of all of our legal fees incurred in this matter from Mossimo.

We are dependent on our key management personnel.

Our success is highly dependent upon the continued services of Robert Margolis, our Chairman and Chief Executive Officer, who is the primary person responsible for conceiving and implementing our overall business and marketing strategy. Mr. Margolis has served as Chairman and Chief Executive Officer since December 1994 when we emerged from bankruptcy. As of March 25, 2004, Mr. Margolis was the beneficial owner of approximately 16.8% of our outstanding common stock. We have only seventeen employees and Mr. Margolis’ leadership and experience in the apparel licensing industry is critical to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering Mr. Margolis. While Mr. Margolis’ services are provided pursuant to a management agreement with us, this agreement does not ensure Mr. Margolis’ continued services. The loss of the services of Mr. Margolis could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

The management agreement with our Chief Executive Officer contains provisions that provide for a substantial cash payment to our Chief Executive Officer upon breach or termination of the management agreement by us.

Mr. Margolis’ services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement. The current term of the management agreement ends February 1, 2006; however, the term may be extended indefinitely for additional one-year terms so long as we meet certain pre-tax earnings thresholds. If we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations there under, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year’s performance bonus under the management agreement. Mr. Margolis’ annual base compensation in fiscal 2004 was $720,746 and his performance bonus for fiscal 2004 was approximately $3.1 million. Based on the amounts paid for fiscal 2004, the lump sum payment owed upon such a termination would be approximately $11.4 million.

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

We do not have sufficient cash to make the lump sum payment to Mr. Margolis, and becoming obligated to make such payment would have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. Under certain circumstances, the obligation to make such lump sum payment to Mr. Margolis could be triggered if a third party were to acquire us, which would increase such third party’s acquisition costs, but would also each year thereafter reduce our annual operating expenses due to the elimination of annual bonus payments to Mr. Margolis pursuant to the management agreement.

We may not pay dividends regularly in the future.

Although we have paid dividends during the fourth quarter of fiscal 2004 and during the first quarter of fiscal 2005, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.

Item 2.    PROPERTIES

We lease a 14,700 square foot office facility in Van Nuys, California. On February 20, 2001, we exercised our first option and extended the term of the lease from August 1, 2001 through July 31, 2004. We have another option to extend the term of the lease, and plan to do so during 2004. The monthly rent is $9,010. Our Van Nuys office is well maintained, adequate and suitable for our purposes.

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

During fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003 and 2004, we recognized revenues from Mossimo of $2.7 million and $2.5 million, respectively, which does not include interest on such amounts owing. However, Mossimo refused to pay the $5.2 million in aggregate finder’s fees due to us from fiscal 2003 through fiscal 2004. An arbitration was held between the parties in mid-October, 2002 on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the finder’s agreement. This interim award was reaffirmed in total in a final award dated January 16, 2003 of over $2.9 million. This final arbitration award stated that Cherokee was owed $2.4 million in finder’s fees from Mossimo, plus $420,272 in legal fees plus $95,305 of interest. On June 17, 2003, the Los Angeles Superior Court confirmed the arbitration award and entered judgment in Cherokee’s favor in the total amount of nearly $3.1 million, which included the past money due to us from the final arbitration award, plus additional interest expense from January 2003 to June 17, 2003. Mossimo then appealed this judgment to the Appellate Court. In conjunction with the appeal, Mossimo posted financial security satisfactory to the court of over $4.5 million, which is equal to one and one half times the amount of the Judgment. The appeal was heard by the Appellate Court on December 12, 2003 and on January 2, 2004 the Appellate court ruled in Cherokee’s favor and upheld the lower court’s finding. On February 6, 2004 Mossimo asked the California Supreme Court to review the unanimous decision of the California Court of Appeal. This appeal was denied on March 17, 2004. Shortly thereafter, Cherokee and Mossimo began discussions about determining the total outstanding amounts owed to Cherokee in this matter (including interest at the statutory rate of 10% on all past revenues and previously awarded interest and legal fees outstanding), and in the afternoon on March 24, 2004 Mossimo presented Cherokee’s attorneys with a check for over $1.7 million along with a letter of release pertaining to the court deposit that Mossimo previously posted with the court (totaling over $4.5 million). Cherokee is in the process of obtaining a court order to receive this deposit. We have not been awarded the reimbursement of our legal fees incurred since January 17, 2003 (the date of the final arbitration award) and the amount of legal expenses and costs incurred since that date currently exceeds $410,000. We are continuing to litigate with Mossimo to receive the full reimbursement of all of our legal expenses and costs incurred in this matter, which Mossimo is currently challenging. During the Fourth Quarter and Twelve Months ended January 31, 2004, we recognized revenues from Mossimo of $308,000 and $2.5 million and an additional $128,000 and $428,000 in interest income, respectively. As of January 31, 2004 past amounts due from Mossimo totaled approximately $6.2 million, which included approximately $5.2 million in finder’s fees owed, and over $1.0 million of interest on such monies owed and reimbursement of legal fees previously awarded, but does not include our legal expenses and costs of over $410,000 incurred since January 17, 2003. We believe that based upon the rulings to date we will eventually receive reimbursement of all of our legal fees incurred in this matter from Mossimo. We have made no provision for reserves against the accounts receivable from Mossimo. Based upon the $1.7 million check received on March 24, 2004 and the release by Mossimo to us of the over $4.5 million court deposit previously posted by Mossimo (but not yet received by us), we believe that we will receive at least $6.2 million in the resolution of this matter, and possibly the full reimbursement of our legal expenses not yet awarded, which is currently over $410,000. We believe that based upon the rulings to date we will eventually receive reimbursement of all of our legal fees incurred in this matter from Mossimo.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our holders of common stock during the final quarter of fiscal 2004.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq National Market under the symbol CHKE. The table below sets forth for each of the fiscal quarters during our last two fiscal years the range of the high and low bid quotations for our common stock and the cash dividends paid per share, if any.

	High	Low	Dividends Paid
Fiscal 2003
Quarter ended May 4, 2002	$21.98	$12.98	—
Quarter ended August 3, 2002	23.12	14.50	—
Quarter ended November 2, 2002	19.22	15.11	—
Quarter ended February 1, 2003	16.75	13.91	—

Fiscal 2004
Quarter ended May 3, 2003	16.85	14.80	—
Quarter ended August 2, 2003	20.93	15.50	—
Quarter ended November 1, 2002	21.99	18.66	—
Quarter ended January 31, 2004	23.05	20.18	0.375

On March 26, 2004, the latest bid price for our common stock, reported on the Nasdaq National Market System, was $22.10 per share. As of March 26, 2004, the number of stockholders of record of our common stock was 114. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

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

On November 3, 2003, our Board of Directors declared a $0.375 per common share dividend which was paid to shareholders of record as of December 1, 2003. On February 3, 2004, our Board of Directors declared another $0.375 per common share dividend paid to shareholders of record as of March 1, 2004. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee’s Board of Directors. Subject to general business conditions, when Cherokee finally resolves its litigation with Mossimo and collects the past amounts owed by Mossimo, it is possible that our Board of Directors will declare a special dividend to our stockholders of all or a significant portion of such amounts collected.

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

	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net revenues	$36,312	$33,143	$30,674	$28,281	$24,714
Selling, general and administrative expenses	11,118	9,281	8,393	7,749	7,019
Amortization of trademarks	991	667	534	396	261
Forgiveness of note receivable	—	—	—	—	1,890	(1)

Operating income	24,203	23,195	21,747	20,136	15,544
Interest expense	693	1,335	1,960	2,573	3,023
Investment and interest income	(491)	(245)	(292)	(430)	(399)

Income before income taxes	24,001	22,105	20,079	17,993	12,920
Income tax expense	9,840	9,087	8,020	7,227	4,859

Net income	$14,161	$13,018	$12,059	$10,766	$8,061

Basic earnings per share	$1.70	$1.58	$1.47	$1.29	$.94
Diluted earnings per share	$1.68	$1.54	$1.46	$1.29	$.94
Cash dividends per share	$.38	$—	$—	$—	$.50

	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000
Balance Sheet Data:
Working capital (deficiency)	$15,701	$1,619	$(287)	$(2,263)	$(2,263)
Total assets	34,627	29,063	24,256	19,413	17,518
Long-term debt, net of current maturities	—	2,141	11,510	20,255	28,389
Stockholders’ equity (deficit)	27,158	11,767	(1,760)	(15,070)	(24,132)

Notes to Selected Financial Data

(1)	Represents a non-cash charge of $1.89 million resulting from the partial forgiveness and cancellation of note receivable from Mr. Margolis during the year ended January 29, 2000.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-K include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target Stores and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent and the outcome of our dispute with Mossimo. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines both within and outside of Target Stores, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee, Sideout and Carole Little branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel, any adverse determination of claims, liabilities or litigation, including the dispute with Mossimo, and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under “Item 1. Business—Risk Factors” as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially effect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

In November 1997, we reaffirmed our strategic relationship with Target Stores, a division of Target Corp., by entering into the Amended Target Agreement, which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. See “Item 1. Business—United States Licensing.” Under the Amended Target Agreement, Target Stores will pay a royalty each fiscal year during the term of the agreement based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $10.5 million for the fiscal years ending February 1, 2003 and January 31, 2004, and $9.0 million for the year ended January 29, 2005 and each fiscal year thereafter, if any, that the term of Amended Target Agreement is extended. In February 2004, Target

Stores elected to allow the term of the Amended Target Agreement to be renewed for one additional year. As a result, the term of the Amended Target Agreement currently continues until January 31, 2006 and remains subject to the automatic renewal provisions. Under the Amended Target Agreement, in most cases, we or Spell C must receive Target Stores’ consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the agreement. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand in several international markets through retail direct or wholesale licenses with manufacturers or other companies that have market power and economies of scale in the respective markets.

Target Stores currently has approximately 1,150 stores in the United States and has publicly announced that it expects to open additional stores in the next twelve months. We hope that these additional stores will result in an increase in the overall sales volume of Cherokee branded products sold by Target Stores; however, there can be no assurance that overall sales volume will increase. Sales of Cherokee branded product at Target Stores declined in fiscal 2004 by 5.5% to $1.9 billion, which decline we attribute to changes in the mix and placement of Cherokee branded products within Target Stores. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. The Amended Target Agreement, however, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. In fiscal 2004 Target Stores reached the maximum royalty rate reduction in the third quarter. This trend is expected to continue and have a positive impact on our licensing revenues in our first quarter ended May 1, 2004 , but may have a negative impact on our licensing revenues in our second and third quarters ended July 31, and October 29, 2004.

As part of a recapitalization that occurred in September 1997, we sold to Spell C, our wholly owned subsidiary, all of our rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of our rights in the Amended Target Agreement in exchange for the proceeds from the sale of the Secured Notes. See “Item 1. Business—Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes.” On December 23, 1997, Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the “Secured Notes”), yielding 7.0% interest per annum and maturing on February 20, 2004. The proceeds from the sale of the Secured Notes were used to pay a special dividend to Cherokee stockholders. The Secured Notes subsequently have been paid in full out of royalties received under the Amended Target Agreement, with the final payment of principal and interest being made on February 20, 2004. During fiscal 2004, of the $20.6 million in royalty revenues from Target Stores, $10.5 million was paid to the holders of the Secured Notes, and the remainder of the royalty revenues were distributed to us. Spell C will continue to receive all royalties paid under the Amended Target Agreement but we expect all such royalties will be distributed to Cherokee.

Target Stores commenced the initial sales of Cherokee branded merchandise in July 1996. Royalty revenues from our Cherokee brand at Target Stores were $6.4 million during the eight-month fiscal period ended January 31, 1998, $14.6 million during the fiscal year ended January 30, 1999, $16.3 million during fiscal 2000, $19.3 million during fiscal 2001 $20.7 million during fiscal 2002, $21.4 million during fiscal 2003, and $20.6 million during fiscal 2004 which accounted for 75%, 76%, 66%, 68%, 67%, 65% and 57 % respectively, of our consolidated revenues during such periods. While all royalties paid under the Amended Target Agreement appear in our consolidated financial statements, since the issuance of the Secured Notes, most of such royalties have been, and most, if not all of such royalties received until the maturity of the Secured Notes on February 20, 2004, were distributed to the holders of the Secured Notes. During fiscal 2004, of the $20.6 million in royalty revenues received from Target Stores, $10.5 million was paid to the holders of the Secured Notes. At various times during fiscal 2004, Spell C distributed a total of $8.9 million to us (which amount includes royalty revenues received from Target Stores during both fiscal 2003 and fiscal 2004 and interest income earned on royalty revenues). The final payment of $2.6 million was made to the holders of the Secured Notes on February 20, 2004. The revenues generated from all other licensing agreements during the eight-month fiscal period ended January 31, 1998 were $2.1 million, during fiscal 1999 were $4.7 million, during fiscal 2000 were $8.4 million, during fiscal 2001 were $9.0 million, during fiscal 2002 were $10.0 million, during fiscal 2003 were $11.7 million and during fiscal 2004 were $15.7 million, which accounted for 25%, 24%, 34%, 32%, 33%, 35% and 43%, respectively, of our revenues during such periods.

In November 1997, we purchased the Sideout brand and related trademarks from Sideout Sport, Inc. for approximately $2.0 million and a portion of the future royalties generated by the Sideout brand. Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc. on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligation to pay Sideout Sport Inc. During fiscal 2004, we made additional contingent payments of $0.3 million under the Sideout Agreement. Since January 1999, we have paid, in total, $4.6 million in contingent payments under the Sideout Agreement. The Sideout brand generated licensing revenues from existing contracts of approximately $3.2 million during fiscal 2004, which accounted for approximately 8.7% of our revenues during such period. See “Item 1. Business Sideout Agreement.”

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

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and a five-year master licensing agreement with Gilrichco, Inc. for the remaining brands. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West) then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. The Gilrichco agreement was terminated in October 2003. The financial impact of the early termination was not material to our results of operations or cash flows.

In addition to licensing our own brands, we assist other companies in identifying licensees for their brands. For example, during fiscal 2001 we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003 and 2004, we recognized revenues from Mossimo of $2.7 million and $2.5 million, respectively, but Mossimo refused to pay such amounts. We instituted arbitration against Mossimo to collect the amount of finder’s fees owed to us, together with interest on such amounts, which arbitration led to a judgment in our favor for collection of all such amounts. See “Item 1. Business—Other Businesses and Brand Opportunities.” We also have provided our brand representation services for other brands, including House Beautiful.

As of November 29, 1999, we and The Newstar Group, d/b/a The Wilstar Group (“Wilstar”) entered into a Second Revised and Restated Management Agreement which revised and restated the terms under which Wilstar agreed to continue to provide us with the executive management services of our Chief Executive Officer Robert Margolis. Mr. Margolis is currently the sole stockholder of Wilstar. On January 3, 2001, Wilstar assigned the management agreement to Mr. Margolis. As base compensation for services rendered, Mr. Margolis will be paid $720,746 per fiscal year, subject to annual cost of living increases. Mr. Margolis is also eligible for annual performance bonuses.

The management agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2004 we accrued a bonus of $3.1 million for Mr. Margolis, and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase.

In 1997, our Board changed our fiscal year end to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align us with our licensees who generally also operate and plan using such a fiscal year. Prior to this change our fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest May 31. As a result, our 1999 fiscal year ended January 30, 1999 and included 52 weeks, our 2000 fiscal year (“fiscal 2000”) ended January 29, 2000 and included 52 weeks, our 2001 fiscal year (“fiscal 2001”) ended February 3, 2001 and included 53 weeks, our 2002 fiscal year (“fiscal 2002”) ended February 2, 2002 and included 52 weeks, our 2003 fiscal year (“fiscal 2003”) ended February 1, 2003 and includes 52 weeks, and fiscal 2004 ended January 31, 2004 and included 52 weeks.

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

Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectibility is reasonably assured.

•	Deferred Taxes. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

•	Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144 that generally requires management to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

•	Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and records accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. Management makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

•	Stock Options. As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our stock options and other stock-based employee awards. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, are disclosed in Note 2 of the notes to the financial statements. If we had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, our net income for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 would have been reduced by $183,000, $188,000 and $183,000, respectively.

Results of Operations

The following table sets forth for the periods indicated certain of our consolidated financial data. In December 1997, we assigned the Amended Target Agreement to Spell C and Spell C issued the Secured Notes, which were retired on February 20, 2004.

	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002
Royalty revenues	$36,312,000	$33,143,000	$30,674,000
Selling, general, administrative and amortization expenses	12,109,000	9,948,000	8,927,000

Operating income	24,203,000	23,195,000	21,747,000
Interest expense net of interest income	202,000	1,090,000	1,668,000
Income tax provision	9,840,000	9,087,000	8,020,000

Net income	$14,161,000	$13,018,000	$12,059,000

Fiscal 2004 compared to Fiscal 2003

In fiscal 2004, our revenues increased 9.6% to $36.3 million from $33.1 million for fiscal 2003. Revenues for fiscal 2004 and fiscal 2003 were generated from licensing our trademarks to retailers and wholesalers, and also from finders fees for placing Mossimo with Target Stores. Revenues from our Cherokee brand at Target Stores for fiscal 2004 and fiscal 2003 were $20.6 million or 57% of revenues and $21.4 million or 65% of revenues, respectively. Revenues from all other sources for fiscal 2004 and fiscal 2003 were $15.7 million or 43% of revenues and $11.7 million or 35% of revenues, respectively. In fiscal 2004, Mervyn’s revenues declined for the Sideout brand and Mervyn’s paid royalties of approximately $2.9 million in fiscal 2004 compared to $3.0 million in fiscal 2003. Our international licensing revenues were $9.4 million in fiscal 2004 compared to $5.8 million in fiscal 2003. Cherokee products were launched in Tesco stores in fall 2002 and Carrefour stores in spring 2002. Revenue from these licensees was $5.2 million and $691,000, respectively, in fiscal 2004. Zellers paid royalties of approximately $3.3 million in fiscal 2004 compared to $3.4 million in fiscal 2003 due to lower sales volume of Cherokee branded products. During fiscal 2004, royalty revenues from wholesale licensing agreements totaled $87,000 compared to $98,000 for fiscal 2003. In fiscal 2004, our revenues included $2.5 million from Mossimo Inc. compared to $2.7 million for fiscal 2003. However, as described previously, Mossimo refused to pay the total $5.2 million in finder’s fees during fiscal 2004 and fiscal 2003 and we have made no provision for reserves against the accounts receivable outstanding from Mossimo. On March 24, 2004, Mossimo presented our attorneys with a check for over $1.7 million along with a letter of release pertaining to the court deposit that Mossimo previously posted with the Court (totaling over $4.5 million). See “—Overview,” “Item 1—Risk Factors” and “Item 3—Legal Proceedings.”

We believe that our future revenues from Target and Zeller’s may remain relatively flat due to changes in how Target and Zellers are placing our products in their stores and competition from other branded products. We are unsure how our future revenues from Mervyn’s will trend, as Target has announced that it is exploring strategic alternatives with Mervyn’s. If Target Stores elects to sell Mervyn’s to an existing retailer or other buyer, or chooses to spin-off Mervyn’s or some other strategic alternative, we cannot at this time determine whether such transaction would result in the extension or renewal of our existing licensing contract beyond the current term ending January 31, 2005. Based on Tesco’s sales of Cherokee branded products in the last year and Tesco’s expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco may continue to grow.

Our royalty recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $13.0 million and $9.9 million at the end of fiscal 2004 and fiscal 2003, respectively, included an accrual for royalty revenues earned during the fourth quarters of fiscal 2004 and fiscal 2003 and these revenues were subsequently received in the following quarter. Our trade receivable balance at the end of fiscal 2004 also included over $6.2 million in outstanding accounts receivable for Mossimo. We have made no provision for reserves against the revenues and awarded interest and legal fees accrued for Mossimo in fiscal 2004 and fiscal 2003, and we recently received partial payment from Mossimo.

Selling, general and administrative expenses including amortization of trademarks for fiscal 2004 were $12.1 million or 33.3% of revenues compared to $10.0 million or 30.0% of revenues for fiscal 2003. Selling, general and administrative expenses in fiscal 2004 increased primarily due to increases in bonus expense, which increased to $3.9 million, approximately $200,000 more than the 2003 total of $3.7 million; severance expenses for the separation of a former executive of approximately $575,000 (there were no severance expenses for 2003); amortization of our trademarks for 2004, which increased to $991,000 as compared to $667,000 in 2003—primarily due to increased amortization from the Carole Little trademarks acquired near the end of fiscal 2003; and total marketing expenses, which increased by about $100,000 in fiscal 2004 as compared to fiscal 2003. In addition, we incurred total legal expenses of over $590,000, during fiscal 2004, which includes over $400,000 of legal expenses related to the Mossimo lawsuit, as compared to total legal expenses in fiscal 2003 of about $160,000. See “—Overview,” “Item 3. Legal Proceedings.” We expect to recover these legal fees from Mossimo, and, when received, they will be recorded as reimbursement of legal expenses as a reduction to legal expenses. Amortization expenses are expected to increase as a result of the acquisition of the CL Fashion trademarks, Sideout contingent payments, and the purchase of other trademarks and registrations. Management and staff bonus expenses will continue to rise if our EBITDA continues to rise.

Our interest expense for fiscal 2004 was $0.7 million compared to $1.3 million for fiscal 2003. The interest expense is attributable to the Secured Notes and amortization of securitization fees. Interest expense is expected to decrease in the future as we made our last quarterly payment on the Secured Notes on February 20, 2004 and subsequently retired the Secured Notes. However, we may incur modest amounts of future interest expense depending upon the amount of future bank debt outstanding under our new $5.0 million Bank Agreement entered into in March 2004.

Our investment and interest income for fiscal 2004 was $491,000 compared to $245,000 for fiscal 2003. The increase in investment and interest income is due to interest awarded by the Court on the amounts owed by Mossimo. See “Item 3. Legal Proceedings.”

For fiscal 2004, we booked for generally accepted accounting principles a tax provision of $9.8 million or $1.17 per diluted share, compared to $9.1 million or $1.07 per diluted share for fiscal 2003. Our effective tax rate was 41.0% for fiscal 2004 and 41.1% for fiscal 2003. Our net income for fiscal 2004 was $14.2 million or $1.68 per diluted share compared to a net income of $13.0 million or $1.54 per diluted share for fiscal 2003.

Fiscal 2003 compared to Fiscal 2002

In fiscal 2003, revenues increased 8.0% to $33.1 million from $30.7 million for fiscal 2002. Revenues for fiscal 2003 and fiscal 2002 were generated from licensing our trademarks and finders fees for placing Mossimo with Target Stores. Revenues from Target Stores for fiscal 2003 and fiscal 2002 were $21.4 million or 65% of revenues and $20.7 million or 67% of revenues, respectively. Revenues from all other sources for fiscal 2003 and fiscal 2002 were $11.7 million or 35% of revenues and $10.0 million or 33% of revenues, respectively. In fiscal 2003, Mervyn’s continued its expansion of the Sideout brand into other product categories and paid royalties of approximately $3.0 million compared to $2.7 million in fiscal 2002. Our international licensing revenues were $5.8 million in fiscal 2003 compared to $4.5 million in fiscal 2002. Cherokee products were launched in Tesco stores in fall 2002 and Carrefour stores in spring 2002. Revenue from these licensees was $1.9 million and $169,000, respectively, in fiscal 2003. Zellers paid royalties of approximately $3.4 million in fiscal 2003 compared to $3.8 million in fiscal 2002 due to lower sales volume of Cherokee branded products. During fiscal 2003, royalty revenues from wholesale licensing agreements totaled $98,000 compared to $113,000 for fiscal 2002. In fiscal 2003, our revenues included $2.7 million from Mossimo compared to $2.2 million for fiscal 2002. However, as described previously, Mossimo refused to pay the $2.7 million in finder’s fees during fiscal 2003 and we have made no provision for reserves against the accounts receivable outstanding from Mossimo. See “Item 3. Legal Proceedings.”

Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $9.9 million and $6.2 million at the end of fiscal 2003 and fiscal 2002, respectively, included an accrual for royalty revenues earned during the fourth quarters of fiscal 2003 and fiscal 2002 and these revenues were subsequently received in the following quarter. Our trade receivable balance at the end of fiscal 2003 also included $3.2 million in outstanding accounts receivable for Mossimo. We have made no provision for reserves against the revenues and awarded interest and legal fees accrued for Mossimo in fiscal 2003.

Selling, general and administrative expenses including amortization of trademarks for fiscal 2003 were $10.0 million or 30.0% of revenues compared to $8.9 million or 29.1% of revenues for fiscal 2002. Selling, general and administrative expenses in fiscal 2003 increased due to increases in payroll related expenses including bonuses of $460,000, travel related expenses attributable to our increased business activities overseas of $225,000, amortization of our trademarks of $133,000, charitable contributions, and marketing expenses. In addition, for fiscal 2002, certain other accruals totaling $250,000 were deemed no longer required and were reversed. Amortization expenses are expected to increase as a result of the acquisition of the CL Fashion trademarks, Sideout contingent payments, and the purchase of other trademarks and registrations.

Our interest expense for fiscal 2003 was $1.3 million compared to $2.0 million for fiscal 2002. The interest expense is attributable to the Secured Notes and amortization of securitization fees. Interest expense decreased as we continued to make quarterly payments on the Secured Notes and the outstanding principal of the Secured Notes is reduced. The Secured Notes were paid off in February 2004.

Our investment and interest income for fiscal 2003 was $245,000 compared to $292,000 for fiscal 2002. The decrease in investment and interest income was due mainly to lower interest rates being offered for investments. Interest accrued on the monies owed to us by Mossimo was $108,000 at January 31, 2003.

For fiscal 2003, we booked a tax provision of $9.1 million or $1.07 per diluted share, compared to $8.0 million or $0.97 per diluted share for fiscal 2002. Our effective tax rate was 41.1% for fiscal 2003 and 39.9% for fiscal 2002. Our net income for fiscal 2003 was $13.0 million or $1.54 per diluted share compared to a net income of $12.1 million or $1.46 per diluted share for fiscal 2002. A portion of this increase in our earnings per share was attributable to our repurchase of 57,500 shares of our common stock during fiscal 2003.

Liquidity and Capital Resources

Cash Flows.    On January 31, 2004 we had cash and cash equivalents of $8.5 million, which amount included restricted cash of $2.6 million held in a collection account by the trustee under the indenture for the Secured Notes, which were subsequently retired on February 20, 2004. On February 1, 2003 we had cash and cash equivalents of $5.5 million, which amount included restricted cash of $2.6 million. The $3.0 million increase in cash and cash equivalents during fiscal 2004 is primarily attributable to the $1.1 million increase in net income over fiscal 2003, approximately $3.5 million in proceeds from the exercise of stock options (compared to $1.0 million in fiscal 2003), and a lower amount of trademark purchases in fiscal 2004 of $0.6 million compared to $3.4 million in fiscal 2003, less the payment of dividends in fiscal 2004 totaling $3.2 million.

During fiscal 2004, cash provided by operations was $13.9 million, compared to $12.2 million in fiscal 2003. During fiscal 2004, cash used in investing activities was $0.6 million and was primarily related to trademark purchases and registration fees incurred in connection with continued payments under the Sideout Agreement and registration of the Sideout trademarks and for other trademark expenditures. In comparison, during fiscal 2003, cash used in investing activities was $3.4 million, of which $2.7 million was attributable to the acquisition of the CL Fashion Trademarks, $477,000 was attributable to trademark purchases and registration fees incurred in connection with continued payments under the Sideout Agreement and registration of the Sideout trademarks, and $250,000 for other trademark expenditures. During fiscal 2004, cash used in financing activities was $10.3 million compared to $10.3 million in fiscal 2003. This included $3.5 million of cash proceeds received from the exercise of stock options, along with $10.5 million in payments on the Secured Notes. In addition, during fiscal 2004, the Board of Directors declared and paid a $0.375 per common share dividend, using $3.2 million. We did not repurchase any common stock during fiscal 2004. The cash used in financing activities for 2003 was primarily attributable to proceeds from the exercising of stock options of $1.0 million, along with the repurchase of common stock totaling $0.9 million and $10.5 million in payments on the Secured Notes. During fiscal 2003, we used $861,000 of cash to repurchase 57,500 shares of our common stock.

Uses of Liquidity.     Our cash requirements through the end of fiscal 2005 are primarily to fund operations, repay the last installment of $2.6 million of our Secured Notes (which were retired in February 2004), and at our discretion repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures. As discussed previously, in 2004, Mossimo refused to pay the $2.5 million in finder’s fees during fiscal 2004 and currently owes us $5.2 million in past finders fees, plus interest and legal fees. We have made no provision for reserves against the revenues and awarded interest and legal fees accrued for Mossimo in fiscal 2004. See “Item 3. Legal Proceedings.” At January 31, 2004, we had accounts receivable outstanding for Mossimo of $6.2 million, which includes $520,000 in interest and $410,000 in legal fees awarded through arbitration. On March 24, 2004, Mossimo presented our attorneys with a check for over $1.7 million along with a letter of release pertaining to the court deposit that Mossimo previously posted with the Court (totaling over $4.5 million).

In March 2004 we entered into a new $5.0 million Secured Loan Agreement (the “New Bank Facility”) with U.S. Bank National Association (“U.S. Bank), which expires on July 15, 2005. This New Bank Facility was entered into to provide us with greater working capital flexibility and liquidity for general corporate purposes, including the potential acquisition of brands or related properties which may be for sale.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash and/or cash available for borrowing under our New Bank Facility.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period (a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Long-Term Debt (b)	$2,625,000		—		—	—	$2,625,000
Capital Lease Obligations	—		—		—	—	—
Operating Leases (c)	54,000		—		—	—	54,000
Unconditional Purchase Obligations	—		—		—	—	—
Other Long-Term Obligations	450,000	(d)(e)(f)(h)	—	(d)(e)(f)	—	—	450,000	(d)(e)(f)
Total Contractual Cash Obligations	$3,129,000	(g)	—	(g)	—	—	$3,129,000	(g)

(a)	For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captions “Less than 1 year” starts February 1, 2004 and ends January 30, 2005.
(b)	Represents payments to the holders of the Secured Notes, which were made on February 20, 2004.
(c)	Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2004; however, we have an option to extend the term of the lease for an additional three-year period for monthly rental payments of $9,010.
(d)	Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million of royalties received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingency payments of $5.5 million or October 22, 2004, we will have no further obligations to pay Sideout Sport Inc. Since January 1999, we have paid, in total, $4.6 million in contingent payments under the Sideout Agreement. Because payments to Sideout Sport Inc. are based on royalties received, we cannot predict the exact amount of payments we will be obligated to make to Sideout Sport up to October 22, 2004. Steven Ascher, a former Executive Vice President of Cherokee, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc.
(e)	Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2004 we accrued a bonus of $3.1 million for Mr. Margolis and, if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash of approximately $11.4 million. See “Item 1. Business — Risk Factors.”
(f)	After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due.
(g)	Stated amount does not include any payments pursuant to either the Sideout Agreement, the management agreement with Mr. Margolis or our agreement with Ms. Little.
(h)	During November 2003, an Executive Vice President, Stephen Y. Ascher, left the Company. In conjunction with his separation and in recognition of his service, we have agreed to pay Mr. Ascher severance totaling $575,000. The amount paid as of January 31, 2004 is $125,000.

On December 23, 1997, Spell C issued the Secured Notes, which yield 7.0% interest per annum and mature on February 20, 2004. See “Item 1. Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes”. The proceeds from the sale of the Secured Notes were used to pay a special dividend to Cherokee stockholders at that time. The Secured Notes subsequently have been paid in full out of royalties received under the Amended Target Agreement, with the final payment of principal and interest being made on February 20, 2004.

Through May 1999, we paid a quarterly dividend. However, the payment of any future dividends will be at the discretion of our Board and will be dependant upon our financial conditions, results of operations, capital requirements and other factors deemed relevant by our board. During Fiscal 2004, we announced and paid a $0.375 per share dividend. In February 2004, we declared an additional dividend of $0.375 per share, which was paid in March 2004. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee’s Board of Directors. Subject to general business conditions, when Cherokee finally resolves its litigation with Mossimo and collects the past amounts owed by Mossimo, it is possible that our Board of Directors will declare a special dividend to our stockholder of all or a significant portion of such amounts collected.

Sources of Liquidity.    Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments though the end of fiscal 2005; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. See “Item 1. Business—Risk Factors” We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of this Form 10-K and under the caption title “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Item 7.

As of January 31, 2004 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of the Secured Notes or any other material third-party obligations. As of January 31, 2004, we do not have any standby letters of credit nor any standby repurchase obligations. In March 2004 we entered into a new $5.0 million Secured Loan Agreement (the “New Bank Facility”) with U.S. Bank National Association (“U.S. Bank), which expires on July 15, 2005. This New Bank Facility was entered into to provide us with greater working capital flexibility and liquidity for general corporate purposes, including the potential acquisition of brands or related properties which may be for sale.

If our revenues and cash flows during fiscal 2005 are lower than fiscal 2004, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If Mossimo does not pay us the $5.2 million plus interest and legal fees withheld or future fees, or our revenues and cash flows during fiscal 2005 are materially lower than fiscal 2004, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses and possibly the Sideout Agreement. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Inflation and Changing Prices

Inflation, traditionally, has not had a significant effect on our operations. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material impact on future operations.

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements included in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7A.     QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest: From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. Our only long-term debt obligations are the Secured Notes, which are zero-coupon secured notes yielding interest of 7.0% interest per annum. This long-term debt obligation does not represent a material interest rate risk to us. The Secured Notes were retired on February 20, 2004.

Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. Revenues from international licensing comprise 26.1% of our consolidated revenues. For fiscal 2004, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would not have a material effect on our results of operations or cash flow.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of

Cherokee Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cherokee Inc. and its subsidiary at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/     PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 25, 2004

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2004	February 1, 2003
Assets
Current assets:
Cash and cash equivalents	$5,850,000	$2,852,000
Restricted cash	2,627,000	2,637,000
Receivables, net	12,992,000	9,896,000
Prepaid expenses and other current assets	747,000	425,000
Deferred tax asset	954,000	964,000

Total current assets	23,170,000	16,774,000
Securitization fees, net of accumulated amortization of $1,241,000 and $1,046,000, respectively	—	195,000
Deferred tax asset	1,589,000	1,832,000
Property and equipment, net of accumulated depreciation of $342,000 and $311,000, respectively	108,000	120,000
Trademarks, net	9,726,000	10,127,000
Other assets	34,000	15,000

Total assets	$34,627,000	$29,063,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$529,000	$203,000
Other accrued liabilities	4,315,000	4,452,000
Current portion of long-term notes payable	2,625,000	10,500,000

Total current liabilities	7,469,000	15,155,000
Notes payable less current portion	—	2,141,000

Total liabilities	7,469,000	17,296,000

Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,595,916 and 8,232,264 shares issued and outstanding at January 31, 2004 and February 1, 2003, respectively	171,000	165,000
Additional paid-in capital	6,207,000	1,760,000
Retained earnings	20,780,000	9,842,000

Total stockholders’ equity	27,158,000	11,767,000

Total liabilities and stockholders’ equity	$34,627,000	$29,063,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net revenues	$36,312,000	$33,143,000	$30,674,000
Selling, general and administrative expenses	11,118,000	9,281,000	8,393,000
Amortization of trademarks	991,000	667,000	534,000

Operating income	24,203,000	23,195,000	21,747,000
Other income (expense):
Interest expense	(693,000)	(1,335,000)	(1,960,000)
Investment and interest income	491,000	245,000	292,000

Total other expense, net	(202,000)	(1,090,000)	(1,668,000)

Income before income taxes	24,001,000	22,105,000	20,079,000
Income tax provision	9,840,000	9,087,000	8,020,000

Net income	$14,161,000	$13,018,000	$12,059,000

Basic earnings per share	$1.70	$1.58	$1.47

Diluted earnings per share	$1.68	$1.54	$1.46

Weighted average shares outstanding:
Basic	8,337,881	8,244,675	8,199,284
Diluted	8,409,072	8,456,708	8,243,554

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Par Value
Balance at February 3, 2001	8,231,705	$165,000	$—	$(15,235,000)	$(15,070,000)
Purchase and retirement of treasury shares	(68,300)	(1,000)	(606,000)		(607,000)
Utilization of pre-bankruptcy NOL carryforwards			1,858,000		1,858,000
Net income				12,059,000	12,059,000

Balance at February 2, 2002	8,163,405	164,000	1,252,000	(3,176,000)	(1,760,000)
Purchase and retirement of treasury stock	(57,500)	(1,000)	(860,000)		(861,000)
Stock option tax benefit			342,000		342,000
Proceeds from exercise of stock options	126,359	2,000	1,026,000		1,028,000
Net income				13,018,000	13,018,000

Balance at February 1, 2003	8,232,264	165,000	1,760,000	9,842,000	11,767,000
Stock option tax benefit			995,000		995,000
Proceeds from exercise of stock options	363,652	6,000	3,452,000		3,458,000
Dividends				(3,223,000)	(3,223,000)
Net income				14,161,000	14,161,000

Balance at January 31, 2004	8,595,916	$171,000	$6,207,000	$20,780,000	$27,158,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Operating activities
Net income	$14,161,000	$13,018,000	$12,059,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,000	46,000	63,000
Amortization of trademarks	991,000	667,000	534,000
Amortization of securitization fees	195,000	206,000	206,000
Amortization of debt discount	498,000	1,131,000	1,754,000
Deferred taxes	253,000	190,000	78,000
Stock option tax benefit	995,000	342,000	—
Changes in current assets and liabilities:
Receivables	(3,096,000)	(3,664,000)	(339,000)
Prepaids and other current assets	(322,000)	(363,000)	(25,000)
Accounts payable	326,000	(219,000)	120,000
Other accrued liabilities	(170,000)	868,000	408,000
Other liabilities and assets	—	—	(250,000)

Net cash provided by operating activities	13,862,000	12,222,000	14,608,000

Investing activities
Purchases of trademarks	(590,000)	(3,429,000)	(1,784,000)
Purchase of property and equipment	(19,000)	(10,000)	—
Decrease in restricted cash	10,000	8,000	79,000

Net cash used in investing activities	(599,000)	(3,431,000)	(1,705,000)

Financing activities
Payment of long-term debt	(10,500,000)	(10,500,000)	(10,500,000)
Proceeds from exercise of stock options and warrants	3,458,000	1,028,000	—
Dividends	(3,223,000)	—	—
Purchase of treasury shares	—	(861,000)	(607,000)

Net cash used in financing activities	(10,265,000)	(10,333,000)	(11,107,000)

(Decrease) increase in cash and cash equivalents	2,998,000	(1,542,000)	1,796,000
Cash and cash equivalents at beginning of period	2,852,000	4,394,000	2,598,000

Cash and cash equivalents at end of period	$5,850,000	$2,852,000	$4,394,000

Total paid during period:
Income taxes	$8,862,000	$8,199,000	$7,543,000
Interest	$3,323,000	$2,812,000	$2,264,000
Non-cash transactions:
Utilization of pre-bankruptcy NOL carryforwards	$—	—	1,858,000

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trademarks

We hold various trademarks including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CL II®, Saint Tropez-West®, Chorus Line, All that Jazz®, Molly Malloy® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We also hold trademark applications for Cherokee, Sideout, Sideout Sport, Carole Little, CLII, Chorus Line, Saint Tropez-West, All that Jazz, and Molly Malloy and others in numerous countries. We intend to renew these registrations as appropriate prior to expiration. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally.

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

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year end January 31, 2004 (“fiscal 2004”) and February 1, 2003 (“fiscal 2003”), our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer accounted for approximately 29% and 40%, respectively, of our trade receivables at January 31, 2004 and February 1, 2003 and approximately 57%, 65% and 67%, respectively, of our revenues during the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002. Mossimo accounted for $6.2 million or 48% of trade receivables at January 31, 2004, and $3.2 million or 32% of trade receivables at February 1, 2003. Our international revenues represent approximately 26%, 17% and 15%, respectively, of our total revenues during the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Contracts

In 1997, we entered into an agreement with Target Stores that grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. Under the Target Stores agreement, Target Stores will pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on percentages, specified in the agreement, of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year, which percentages vary based on the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two fiscal years ended January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The agreement will automatically renew for successive one-year periods, providing Target Stores is current in its minimum guaranteed payments, unless Target Stores provides one-year notice to terminate the agreement. In February 2004, Target renewed their agreement with Cherokee under the same terms as of January 31, 2003. The renewal extends through January 2006. The guaranteed minimum royalty for 2006 is $9.0 million.

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

In December, 2002, Cherokee acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy. Concurrent, and just after this acquisition, Cherokee entered into a five-year “Retail Direct” licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and a master licensing agreement with Gilrichco, Inc. for the remaining brands. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the five-year term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. The Gilrichco agreement was terminated in October 2003.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The amount recorded for financial instruments in our consolidated financial statements approximates fair value as defined in SFAS No. 107 “Disclosures about the Fair Value of Financial Instruments”, except the long-term debt described in Note 5 of which the fair value is not readily determinable.

Stock-Based Compensation

At January 31, 2004, Cherokee had two stock-based employee compensation plans. Cherokee accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” the following table illustrates the effect on stock-based compensation, net income and earnings per share if Cherokee had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The Company did not grant any stock options during fiscal 2004.

	Years Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net income:
As reported	$14,161,000	$13,018,000	$12,059,000
Stock-based compensation expense determined under the fair value method	183,000	188,000	183,000

Pro forma	$13,978,000	$12,830,000	$11,876,000

Net income per share—basic:
As reported	$1.70	$1.58	$1.47
Per share effect of stock-based compensation expense determined under the fair value method	(0.02)	(0.02)	(0.02)

Pro forma	$1.68	$1.56	$1.45

Net income per share—diluted:
As reported	$1.68	$1.54	$1.46
Per share effect of stock-based compensation expense determined under the fair value method	(0.02)	(0.02)	(0.02)

Pro forma	$1.66	$1.52	$1.44

Advertising

Our retail direct licensees fund their own advertising programs. Our advertising and promotional costs are immaterial and are expensed as incurred.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

SFAS 130 “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three years in the period ended January 31, 2004 we had no other comprehensive income components and accordingly, net income equals comprehensive income.

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

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that certain guarantees be recognized as liabilities at fair value at their inception date and requires certain disclosures by the guarantor in its financial statements about its obligations. The provisions of FIN 45, which were effective for qualifying guarantees entered into or modified after December 31, 2002, did not have a material impact on our financial statements. The disclosure requirements were effective for our first quarter ended May 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN No. 46”) as superseded in December 2003 by FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities—an interpretation of ARB 51 (“FIN No. 46R”). FIN No. 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN No. 46R is applicable for the Company starting February 1, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our financial condition or results of operations.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact our financial position, cash flows or results of operations.

In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in the fourth quarter of fiscal 2004 did not impact our financial position, cash flows or results of operations.

3.    Receivables

Receivables consist of the following:

	January 31, 2004	February 1, 2003
Trade	$12,988,000	$9,825,000
Other	4,000	71,000

	$12,992,000	$9,896,000

Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. At January 31, 2004, and February 1, 2003 we had accounts receivable outstanding from Mossimo totaling $6.2 million and $3.2 million, respectively, which includes past revenues, interest owed on such amounts past due, and certain past legal fees incurred up to January 2003. During fiscal 2003 and 2004, we recognized revenues from Mossimo of $2.7 million and $2.5 million, respectively, which does not include interest on such amounts owing. However, Mossimo refused to pay the $5.2 million in aggregate finder’s fees due to us from fiscal 2003 through fiscal 2004. An arbitration was held between the parties in mid-October, 2002 on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the finder’s agreement. This interim award was reaffirmed in total in a final award dated January 16, 2003 of over $2.9 million. This final arbitration award stated that Cherokee was owed $2.4 million in finder’s fees from Mossimo, plus $420,272 in legal fees plus $95,305 of interest. On June 17, 2003, the Los Angeles Superior Court confirmed the arbitration award and entered judgment in Cherokee’s favor in the total amount of nearly $3.1 million, which included the past money due to us from the final arbitration award, plus additional interest expense from January 2003 to June 17, 2003. Mossimo then appealed this judgment to the Appellate Court. In conjunction with the appeal, Mossimo posted financial security satisfactory to the court of over $4.5 million, which is equal to one and one half times the amount of the Judgment. The appeal was heard by the Appellate Court on December 12, 2003 and on January 2, 2004 the Appellate court ruled in Cherokee’s favor and upheld the lower court’s finding. On February 6, 2004 Mossimo asked the California Supreme Court to review the unanimous decision of the California Court of Appeal. This appeal was denied on March 17, 2004. Shortly thereafter, Cherokee and Mossimo began discussions about determining the total outstanding amounts owed to Cherokee in this matter (including interest at the statutory rate of 10% on all past revenues and previously awarded interest and legal fees outstanding), and in the afternoon on March 24, 2004 Mossimo presented Cherokee’s attorneys with a check for over $1.7 million along with a letter of release pertaining to the

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

court deposit that Mossimo previously posted with the court (totaling over $4.5 million). Cherokee is in the process of obtaining a court order to receive this deposit.

As of January 31, 2004 past amounts due from Mossimo totaled approximately $6.2 million, which included approximately $5.2 million in finder’s fees owed, and over $1.0 million of interest on such monies owed and reimbursement of legal fees previously awarded, but does not include our legal expenses and costs of over $410,000 incurred since January 17, 2003. We have made no provision for reserves against the accounts receivable from Mossimo. Based upon the $1.7 million check received on March 24, 2004 and the release by Mossimo to us of the over $4.5 million court deposit previously posted by Mossimo we expect to recover the full amount of the receivable recorded at January 31, 2004.

4.    Trademarks

Trademarks consist of the following:

	January 31, 2004	February 1, 2003
Trademarks	$12,817,000	$12,227,000
Accumulated amortization	(3,091,000)	(2,100,000)

Total	$9,726,000	$10,127,000

Expected amortization of trademarks for the years ending January 31, 2005, 2006, 2007, 2008, and for 2009 and thereafter is $1.0 million, $1.0 million, $1.0 million, $1.0 million, $0.9 million and $4.8 million, respectively.

In November 1997, we entered into an agreement with Sideout Sport Inc. (the “Sideout Agreement”) to purchase trademarks and licenses related to Sideout® and Sideout Sport®. Pursuant to the Sideout Agreement we paid $1.5 million at the closing date of the acquisition and agreed to pay $500,000 upon the release of liens, of which $495,000 was paid during the fiscal year ended January 30, 1999. We will also pay Sideout Sport Inc., on a quarterly basis, additional consideration contingent upon a formula of licensing revenues, as defined in the Sideout Agreement. Such contingent consideration is limited to a maximum of $5.5 million, or the lesser amount that may be earned through October 22, 2004. Since January 1, 1999, we have paid in total over $4.6 million in contingent payments under the Sideout Agreement. Our former Executive Vice President, Steve Ascher, who left the Company in November 2003, is a significant stockholder in Sideout Sport, Inc.

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. that included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy. Concurrently, we entered into a five-year “Retail Direct” licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc.

During the fiscal year ended January 31, 2004 we did not purchase any trademarks. During fiscal 2003 we purchased trademarks of CL Fashions Inc. for $2.7 million. During fiscal 2004 we capitalized registration and renewal fees of $590,000, comprised of $180,000 for Cherokee, $303,000 for Sideout, and $107,000 for the brands (Carole Little, others) purchased in fiscal 2003. In fiscal 2003, in addition to the $2.7 million acquisition costs, we capitalized registration and renewal fees totaling approximately $727,000, comprised of $360,000 for Sideout and approximately $367,000 for Cherokee and others.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long-Term Debt

On December 23, 1997, we completed the recapitalization described below and publicly announced that we would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998. As part of the recapitalization and in exchange for the proceeds from the Secured Notes (as defined below), we sold to our wholly-owned subsidiary, Spell C, all our rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of our rights in an amended licensing agreement (the “Amended Target Agreement”) with Target Stores, a division of Target Corporation. Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the “Secured Notes”), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortize quarterly from May 20, 1998 through February 20, 2004. The Secured Notes are collateralized by the Amended Target Agreement and the domestic Cherokee brand name and trademarks. The Secured Notes indenture requires that any proceeds due to Spell C under the Amended Target Agreement must be deposited directly into a collection account controlled by the trustee under the indenture. The trustee will distribute from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account may only be distributed to Spell C if the amount on deposit in the collection account exceeds the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts may then be distributed by Spell C to us. The minimum guaranteed royalty under the Amended Target Agreement is $9.0 million for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes is $60.0 million and equals the aggregate minimum guaranteed royalty payable under the Amended Target Agreement that is also $60.0 million. During fiscal 2004, 2003 and 2002, the trustee distributed from the collection account $10.5 million, $10.5 million and $10.5 million, respectively to the holders of the Secured Notes. We made our last quarterly payment of $2.6 million on the Secured Notes on February 20, 2004 and subsequently retired the Secured Notes.

6.    Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002
Current:
Federal	$5,942,000	$6,142,000	$5,747,000
State	2,136,000	2,021,000	1,758,000
Foreign	1,507,000	733,000	437,000

	9,585,000	8,896,000	7,942,000
Deferred:
Federal	262,000	192,000	68,000
State	(7,000)	(1,000)	10,000

	255,000	191,000	78,000

	$9,840,000	$9,087,000	$8,020,000

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are comprised of the following:

	January 31, 2004		February 1, 2003
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	(53,000)	$—	$(20,000)
Tax effect of NOL carryovers	273,000	1,639,000	273,000	1,912,000
State income taxes	681,000	3,000	691,000	(60,000)

Total deferred tax assets	$954,000	1,589,000	$964,000	$1,832,000

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

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002
Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income tax benefit net of federal income tax	5.8	5.9	5.8
Other	0.2	0.2	(0.9)

Tax provision	41.0%	41.1%	39.9%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. As of January 31, 2004, we have $5.5 million of federal Section 382 NOLs available that begin to expire in 2008.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for each of the three years in the period ended January 31, 2004:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended January 31, 2004:
Basic earnings per share	$14,161,000	8,337,881	$1.70
Effect of dilutive securities—stock options and warrants		71,191	(0.02)

Dilutive earnings per share	$14,161,000	8,409,072	$1.68

For the year ended February 1, 2003:
Basic earnings per share	$13,018,000	8,244,675	$1.58
Effect of dilutive securities—stock options and warrants		212,033	(0.04)

Dilutive earnings per share	$13,018,000	8,456,708	$1.54

For the year ended February 2, 2002:
Basic earnings per share	$12,059,000	8,199,284	$1.47
Effect of dilutive securities—stock options and warrants		44,270	(0.01)

Dilutive earnings per share	$12,059,000	8,243,554	$1.46

The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares for the three years ended January 31, 2004, February 1, 2003, and February 2, 2002 were 0, 30,464 and 177,268, respectively.

8.    Commitments and Contingencies

Leases

We lease our current facility under an operating lease expiring on July 31, 2004. We have an option to extend the term of the lease for one additional three-year period, and expect to exercise that option during 2004. The future minimum non-cancellable lease payments are as follows:

Operating Leases
2005	54,000

Total future minimum lease payments	$54,000

Total rent expense was $108,000 for the year ended January 31, 2004, $108,000 for the year ended February 1, 2003 and $105,000 for the year ended February 2, 2002.

Arbitration

During fiscal 2004 and fiscal 2003, Mossimo refused to pay finder’s fees to us pursuant to terms of our Finder’s Agreement (see Note 3).

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnities and Guarantees

During its normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of January 31, 2004 is included below:

Trademark Indemnities

We indemnify certain customers against liability arising from third-party claims of intellectual property rights infringement related to the Company’s trademarks. These indemnities appear in our licensing agreements with our customers, are not limited in amount or duration and generally survive the expiration of the contracts. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine the maximum amount of losses that it could incur related to such indemnifications.

Director and Officer Indemnities and Contractual Guarantees

We have entered into indemnification agreements with certain directors and executive officers which require us to indemnify such individuals to the fullest extent permitted by Delaware law. Our indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, we are unable to determine the maximum amount of losses that it could incur relating to such indemnifications.

We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with the us.

9.    Related Party Transactions

In 1995, we entered into a Management Agreement (the “Agreement”) with The Newstar Group d/b/a The Wilstar Group (“Wilstar”), pursuant to which Wilstar agreed to provide management services to us by providing the services of Mr. Robert Margolis as Chief Executive Officer. On January 3, 2001, Wilstar assigned the Agreement to Mr. Margolis. The Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by our Compensation Committee. Pre-tax earnings for fiscal 2004, fiscal 2003, and fiscal 2002 exceeded specified levels as agreed upon by our Compensation Committee thereby automatically extending the Agreement to February 1, 2006. The Agreement also provides that Mr. Margolis may nominate two directors to the Board of Directors.

The Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus. For the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively, Mr. Margolis’ base compensation and

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bonuses were $3.8 million, $3.5 million and $3.2 million. As of January 31, 2004, accrued liabilities includes bonuses payable of $3.8 million, including Mr. Margolis’ bonus of $3.1 million.

10.    Capitalization

Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock. Our board of directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of January 31, 2004 and February 1, 2003, no shares of preferred stock were issued.

Dividends

On November 3, 2003 we declared a dividend of $3,223,000 or $0.375 per share which was paid on December 19, 2003.

Stock Option Plans

Our 1995 Incentive Stock Option Plan (the “1995 Plan”) was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the 1995 Plan is to further our growth and development by providing an incentive to officers and other key employees who are in a position to contribute materially to our prosperity. Two types of stock options (the “Options”) may be granted under the 1995 Plan—Incentive and Non-Qualified stock options. The Options vest in equal installments over a three-year period starting at the grant date and have a term of ten years. The maximum number of shares authorized for grants of options under the 1995 Plan is 900,000. As of January 31, 2004, we have no shares available for grants of options.

Our 2003 Incentive Award Plan (the “2003 Plan”) was approved at the June 9, 2003 Annual Meeting of Stockholders. The principal purposes of the 2003 Plan are to provide an additional incentive for directors, employees and consultants of the Company and its subsidiaries to further the growth development and financial success of the Company and to enable the Company to obtain and retain their services. The 2003 Plan provides for the grant of options and restricted stock awards (“Awards”). The Compensation Committee of the Board or another committee thereof (the “Committee”) will administer the 2003 Plan with respect to grants to employees or consultants of the Company and the full Board will administer the 2003 Plan with respect to grants to independent directors. Options and restricted stock awards under the 2003 Plan may be granted to individuals who are then officers or other employees of the Company or any of its present or future subsidiaries. Such Awards also may be granted to consultants of the Company selected by the Committee for participation in the 2003 Plan. The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof. Two types of stock options (the “Options”) may be granted under the plan—Incentive and Non-Qualified stock options. In addition, Restricted Stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The maximum number of shares authorized for the grant of Awards under the 2003 Plan is 250,000. Furthermore, the maximum number of shares which may be subject to Awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000. The vesting period and term for Options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the Options generally will vest over a specific time period as designated by the Committee upon the awarding of such Options.

We account for our employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

To date, we have granted options at an exercise price equal to the fair value of our common stock on the date granted. The impact on our net income and net income per share amounts, had we determined our compensation cost using a fair value methodology prescribed by SFAS No. 123, is disclosed in Note 2. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: for 2002, risk-free interest rate of 4.50%; dividend yields of zero percent; volatility of 28.77%; and expected life of the option of three years; and for 2003, risk free interest rates ranging between 2.46% and 3.53%; dividend yield of zero percent; volatility of 37.6% and expected life of the option of three years. No stock options were granted in fiscal 2004. Because additional stock options are expected to be granted each year, the pro forma disclosures in Note 2 are not representative of the pro forma effects on pro forma financial results for future years.

A summary of our stock option activity, and related information for each of the three years in the period ended January 31, 2004, follows:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	558,641	$10.43	559,536	$9.03	599,536	$8.98
Granted	—	—	125,464	14.40	10,000	8.90
Exercised	(363,652)	9.50	(126,359)	8.14	—	—
Forfeited	(20,311)	18.79	—	—	(50,000)	8.50

Outstanding at end of year	174,678	$11.41	558,641	$10.43	559,536	$9.03

Exercisable at end of year	102,427	$10.43	426,510	$9.29	516,203	$9.01
Weighted average grant date fair value of options granted during the year		$—		$4.20		$2.26

The following table summarizes the stock options outstanding and exercisable as of January 31, 2004

	Options Outstanding			Options Exercisable
Range	Number of shares outstanding	Weighted average remaining life	Weighted average exercise price	Number of shares outstanding	Weighted average exercise price
$ 7.00–$ 8.00	5,000	5.50 years	$8.00	5,000	$8.00
$ 8.00–$ 9.00	42,886	4.27 years	$8.72	39,552	$8.70
$ 9.00–$ 10.00	22,967	3.30 years	$9.86	22,967	$9.86
$ 10.00–$ 11.00	24,754	3.52 years	$10.78	24,754	$10.78
$ 12.00–$ 13.00	68,917	8.00 years	$12.99	—	—
$ 18.00–$ 19.00	10,154	8.60 years	$18.79	10,154	$18.79

	174,678			102,427

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Subsequent Events

On February 3, 2004 we declared a dividend of $3.2 million, or $0.375 per share, which was paid on March 17, 2004.

On March 23, 2004 we entered into a line of credit facility agreement with a bank. Under the terms of the agreement we can borrow up to $5,000,000 at any time at an interest rate of either (i) the Prime Rate, or (ii) at the 1-month LIBOR rate plus an applicable margin. The facility is collateralized by the Minimum Guaranteed Royalty from our licensing contract with Target Corp, and expires on July 15, 2005. The facility contains certain covenants, including restrictions on the creation of liens, restrictions on any fundamental changes such as a merger or consolidation, and certain financial covenants including a Senior Debt to EBITDA Ratio, a Leverage Ratio, and a covenant requiring us to maintain at least a $15.0 million Minimum EBITDA for each fiscal year during the term of this facility.

12.    Selected Quarterly Financial Data (Unaudited):

The following table summarizes certain financial information by quarter for fiscal 2004 and fiscal 2003:

	Fiscal year ended January 31, 2004
	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004
Net revenues	$12,057,000	$9,912,000	$6,742,000	$7,601,000
Income before income taxes	9,017,000	6,262,000	4,212,000	4,510,000
Net income	5,296,000	3,662,000	2,464,000	2,739,000
Net income per share—basic	0.64	0.44	0.30	0.32
Net income per share—diluted	0.63	0.43	0.29	0.32

	Fiscal year ended February 1, 2003
	May 4, 2002	August 3, 2002	November 2, 2002	February 1, 2003
Net revenues	$11,458,000	$8,562,000	$6,060,000	$7,063,000
Income before income taxes	8,553,000	5,395,000	3,478,000	4,679,000
Net income	5,113,000	3,256,000	2,087,000	2,562,000
Net income per share—basic	0.63	0.39	0.25	0.31
Net income per share—diluted	0.61	0.38	0.25	0.30

CHEROKEE INC.

SCHEDULE II—VALUATIONS AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Tax Valuation Allowance:
Year ended Jan. 31, 2004	$—	$—	—	—	—
Year ended Feb. 1, 2003	$—	$—	—	—	—
Year ended Feb. 2, 2002	$1,858,000	$—	$1,858,000	$—	$—

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Cherokee maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14(c). Disclosure controls and procedures are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Cherokee’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Cherokee has carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Cherokee’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective in ensuring that material information relating to Cherokee is made known to the Chief Executive Officer and Chief Financial Officer by others within Cherokee during the period in which this report was being prepared.

(b) Changes in internal controls.    There have been no significant changes in Cherokee’s internal controls or in other factors that could significantly affect these controls subsequent to the date Cherokee completed its evaluation.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2004 Annual Meeting of Stockholders scheduled to be held on June 14, 2004, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 31, 2004. The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Robert Margolis, 56
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

Howard Siegel, 48
President—Operations	Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and administration and became President of Operations on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a Senior Executive for both Federated Department stores and Carter Hawley Hale Broadway stores.

Carol Gratzke, 55
Corporate Secretary and Former Chief Financial Officer

Ms. Gratzke is currently serving as our Corporate Secretary. She was our Chief Financial Officer from November 1995 until September 2002. She relinquished the CFO position to become President of the Women’s Southern California Golf Association.

Russell J. Riopelle, 40
Chief Financial Officer	Mr. Riopelle joined us in mid-February 2004. From August 2002 to mid-February 2004 Mr. Riopelle was an investment banker with RSM EquiCo, a division of H& R Block, Inc. From February 2002 to July 2002 Mr. Riopelle was Chief Financial Officer for Dorchester Capital Advisors, a hedge fund. From May 2000 to November 2001 Mr. Riopelle was a Vice President of Banc of America Securities. From August 1996 through April 2000 Mr. Riopelle was a Vice President in the investment banking division of U.S. Bancorp Libra (now known as Libra Securities, LLC).

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Sandi Stuart, 52
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

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2004 Annual Meeting of Stockholders scheduled to be held on June 14, 2004, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 31, 2004.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2004 Annual Meeting of Stockholders scheduled to be held on June 14, 2004, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 31, 2004.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2004 Annual Meeting of Stockholders scheduled to be held on June 14, 2004, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 31, 2004.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2004 Annual Meeting of Stockholders scheduled to be held on June 14, 2004, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 31, 2004.

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

10.14	The 2003 Incentive Award Plan (incorporated by reference from Exhibit A of Cherokee Inc.’s Proxy Statement, Form DEF 14A, dated June 9, 2003).

14.1

Code of Business Conduct and Ethics adopted by Cherokee Inc. in March 2004. This Code of Business Conduct and Ethics, as applied to the Company’s principal financial officers, shall be our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.

21.1	Subsidiaries of Cherokee Inc.

23.1	Consent of Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

A Current Report on Form 8-K was filed on March 1, 2004 reporting that Target Stores had extended its licensing agreement with Cherokee through January 2006.

A Current Report on Form 8-K was filed on March 31, 2004 reporting the fourth quarter and fiscal year ended January 31, 2004 financial results for Cherokee, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INC.

By	/s/ ROBERT MARGOLIS
Robert Margolis Chairman and Chief Executive Officer

Date: April 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT MARGOLIS Robert Margolis	Chairman and Chief Executive Officer and Director	April 1, 2004

/s/ RUSSELL J. RIOPELLE Russell J. Riopelle	Chief Financial Officer	April 1, 2004

/s/ TIMOTHY EWING Timothy Ewing	Director	April 1, 2004

/s/ KEITH HULL Keith Hull	Director	April 1, 2004

/s/ DAVE MULLEN Dave Mullen	Director	April 1, 2004

/s/ JESS RAVICH Jess Ravich	Director	April 1, 2004