Form 10-Q
period 2004-05-01
CHEROKEE INC
filed 2004-06-09
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2004
Common Stock, $.02 par value per share	8,661,653

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	May 1, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,729,000	$5,850,000
Restricted cash	—	2,627,000
Receivables, net	11,851,000	12,992,000
Prepaid expenses and other current assets	211,000	747,000
Deferred tax asset	954,000	954,000

Total current assets	24,745,000	23,170,000

Deferred tax asset	1,589,000	1,589,000
Property and equipment, net of accumulated depreciation of $354,000 and $342,000, respectively	97,000	108,000
Trademarks, net of accumulated amortization of $3,345,000 and $3,091,000, respectively	9,584,000	9,726,000
Other assets	45,000	34,000

Total assets	$36,060,000	$34,627,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$331,000	$529,000
Other accrued liabilities	2,827,000	4,315,000
Income taxes payable	2,819,000	—
Dividends payable	7,969,000	—
Notes payable	—	2,625,000

Total current liabilities	13,946,000	7,469,000

Commitments and Contingencies (note 4)

Stockholders’ Equity:
Common stock, $.02 par value, 20,000,000 shares authorized, 8,634,832 and 8,595,916 shares issued and outstanding at May 1, 2004 and at January 31, 2004, respectively	172,000	171,000
Additional paid-in capital	6,811,000	6,207,000
Retained earnings	15,131,000	20,780,000

Stockholders’ equity	22,114,000	27,158,000

Total liabilities and stockholders’ equity	$36,060,000	$34,627,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended
	May 1, 2004	May 3, 2003
Royalty revenues	$12,231,000	$12,057,000
Selling, general and administrative expenses	2,969,000	2,890,000

Operating income	9,262,000	9,167,000

Other income (expense):
Interest expense	(4,000)	(241,000)
Investment and interest income	178,000	91,000

Total other income (expense), net	174,000	(150,000)

Income before income taxes	9,436,000	9,017,000
Income tax provision	3,893,000	3,721,000

Net income	$5,543,000	$5,296,000

Basic earnings per share	$0.64	$0.64

Diluted earnings per share	$0.64	$0.63

Weighted average shares outstanding
Basic	8,603,936	8,232,264

Diluted	8,667,188	8,418,241

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Par Value
Balance at January 31, 2004	8,595,916	$171,000	$6,207,000	$20,780,000	$27,158,000

Stock option tax benefit			210,000		210,000
Proceeds from exercise of stock options	38,916	1,000	394,000		395,000
Accrued and paid dividends				(11,192,000)	(11,192,000)
Net income				5,543,000	5,543,000

Balance at May 1, 2004	8,634,832	$172,000	$6,811,000	$15,131,000	$22,114,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three months ended
	May 1, 2004	May 3, 2003
Operating activities
Net income	$5,543,000	$5,296,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,000	7,000
Amortization of trademarks	254,000	244,000
Amortization of debt issue costs and securitization fees	4,000	52,000
Amortization of debt discount	—	189,000
Stock option tax benefit	210,000	—
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	1,141,000	(5,231,000)
Decrease in prepaid expenses and other assets	525,000	38,000
Increase in accounts payable, income taxes payable and accrued liabilities	1,133,000	578,000

Net cash provided by operating activities	8,822,000	1,173,000

Investing activities
Decrease in restricted cash	2,627,000	5,000
Purchase of property and equipment	(3,000)	(8,000)
Purchase of trademarks	(114,000)	(190,000)

Net cash provided by (used in) investing activities	2,510,000	(193,000)

Financing activities
Proceeds from exercise of stock options	395,000	—
Dividends	(3,223,000)	—
Payment on notes	(2,625,000)	(2,625,000)

Net cash used in financing activities	(5,453,000)	(2,625,000)

Increase (decrease) in cash and cash equivalents	5,879,000	(1,645,000)
Cash and cash equivalents at beginning of period	5,850,000	2,852,000

Cash and cash equivalents at end of period	$11,729,000	$1,207,000

Non cash financing activities:

Declaration of dividends	$7,969,000	—

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying condensed consolidated financial statements as of May 1, 2004 and for the three month periods ended May 1, 2004 and May 3, 2003 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 31, 2004 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three month period ended May 1, 2004 are not necessarily indicative of the results to be expected for the fiscal year ended January 29, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2004.

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

Earnings Per Share Computation

For the three month periods ended May 1, 2004 and May 3, 2003, diluted weighted average number of shares includes the dilutive effect of 63,252 and 185,977 options, respectively, computed using the treasury stock method.

The diluted weighted average number of shares excludes the impact of stock options which are anti-dilutive. The number of such shares for the three-month periods ended May 1, 2004 and May 3, 2003 were 104,690 and 30,464, respectively.

Significant Contracts

Our most significant retail relationship in the United States is with Target Stores. The terms of our relationship with Target Stores are set forth in an amended licensing agreement (the “Amended Target Agreement”) between Cherokee and Target Stores entered into on November 12, 1997. The Amended Target Agreement grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain specified categories of merchandise.

The initial term of the Amended Target Agreement commenced on February 1, 1998 through January 31, 2004. The Amended Target Agreement provides that if Target Stores is current in its payments of the minimum guaranteed royalty under the agreement, then the term of the agreement will automatically renew for the fiscal year ending in January 2005, and will continue to automatically renew for successive fiscal year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year and Target Stores does not give notice of its intention to terminate the agreement. In February 2004, Target Stores elected to allow the term of the Amended Target Agreement to be renewed for one additional year. As a result, the term of the Amended Target Agreement currently continues through January 2006 and remains subject to the automatic renewal provisions described above. Target Stores may terminate the Amended Target Agreement effective February 2006 if it gives us written notice of its intent to do so by February 28, 2005, and may terminate at the end of any fiscal year thereafter, if it gives us written notice of its intent to do so during February of the calendar year prior to termination.

We also have other significant contracts, including with: (i) Mervyn’s for our Sideout brand in the U.S.; (ii) Tesco for our Cherokee brand in certain specified countries; (iii) Zeller’s for our Cherokee brand in Canada; (iv) TJX Companies for our Carole Little, CLII and Saint Tropez-West brands in the U.S., (v) Carrefour for our Cherokee brand in certain specified countries, and (vi) Mossimo, in which we receive a stated percentage of all revenues that Mossimo receives from Target. For a more complete description of our significant contracts, please see our most recently filed Form 10-K for our fiscal year ended January 31, 2004.

Stock-Based Compensation

The Company currently maintains two compensation plans, the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”), and the 2003 Incentive Award Plan (the “2003 Plan”). During the three months ended May 1, 2004, the Company granted stock options to purchase 125,000 shares of common stock at a weighted average per share exercise price of $22.71.

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

	Quarter Ended
	May 1, 2004	May 3, 2003
Net income:	$5,543,000	$5,296,000
As reported
Stock-based compensation expense determined under the fair value method	(84,000)	(46,000)

Pro forma	$5,459,000	$5,250,000

Net income per share—basic:
As reported	$0.64	$0.64
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	(0.01)

Pro forma	$0.63	$0.63

Net income per share—diluted:
As reported	$0.64	$0.63
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	(0.01)

Pro forma	$0.63	$0.62

Trademarks

During the three months ended May 1, 2004 (the “First Quarter”) and for the three months ended May 3, 2003, the Company did not purchase trademarks, other than the contingent purchase payments made to Sideout Inc., under the terms of the Sideout Agreement. Regarding the contingent purchase payments to Sideout Inc., we capitalized a total of $82,000 for the First Quarter in comparison to $85,000 for the three months ended May 3, 2003. The total trademark registration and renewal fees capitalized for the First Quarter (including the contingent purchase payments to Sideout) totaled $114,000 in comparison to $190,000 for the three months ended May 3, 2003.

(3) Long Term Debt

Long term debt was comprised of Zero-Coupon Secured Notes (“Secured Notes”) yielding 7% interest per annum and maturing on February 20, 2004. We made our last quarterly payment of $2.6 million on the Secured Notes on February 20, 2004 and subsequently retired the Secured Notes. We have no long-term debt outstanding as of May 1, 2004.

On March 23, 2004 we entered into a line of credit facility agreement with a bank. Under the terms of the agreement we can borrow up to $5,000,000 at any time at an interest rate of either (i) the Prime Rate, or (ii) at the 1-month LIBOR rate plus an applicable margin. The facility is collateralized by the Minimum Guaranteed Royalty from our licensing contract with Target Corp, and expires on July 15, 2005. The facility contains certain covenants, including restrictions on the creation of liens, restrictions on any fundamental changes such as a merger or consolidation, and certain financial covenants including a Senior Debt to EBITDA Ratio, a Leverage Ratio, and a covenant requiring us to maintain at least a $15.0 million Minimum EBITDA for each fiscal year during the term of this facility. We have no borrowings outstanding under this facility as of May 1, 2004.

(4) Commitments and Contingencies

Legal Proceedings

At January 31, 2004 we had accounts receivable outstanding from Mossimo totaling $6.2 million, which includes past revenues, interest owed on such amounts past due, and certain past legal fees incurred up to January 2003. During the First Quarter Mossimo paid us all of the past amounts due, plus interest owed on such amounts. On May 21, 2004, we agreed to settle with Mossimo regarding the amount of past legal fees due, and subsequently received an additional $375,000 from Mossimo. We will recognize the additional $375,000 payment in income in our quarter ending July 31, 2004.

(5) Dividends

On February 3, 2004 we declared a dividend of $3.2 million, or $0.375 per share, which was paid on March 17, 2004. On April 13, 2004 we declared a one-time special dividend of $4.3 million, or $0.50 per share from the proceeds received from the settlement of our litigation with Mossimo. This special dividend was paid on May 26, 2004. On April 28, 2004 we declared a dividend of $3.6 million, or $0.42 per share which is payable in June 2004. Excluding the one-time special dividend, the dividend payment in June will represent the third consecutive quarter in which Cherokee has paid a dividend to its shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings, which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes,” “estimates,” “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by certain of our current and future licensees, such as Target Stores, Tesco and Carrefour, the likelihood of achieving certain royalty rate reductions, and our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties, include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition in the industry in which we operate, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee, Sideout and Carole Little branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel, and adverse determination of claims, liabilities or litigation, and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under “Item 1. Business-Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2004 or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

In November 1997, we reaffirmed our relationship with Target Stores, a division of Target Corporation, by entering into an amended licensing agreement (the “Amended Target Agreement”) which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. The term of the Amended Target Agreement currently extends until January 31, 2006 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one-year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year. If Target Stores elects to terminate the agreement, effective January 31, 2006 or at any other time, it would have a material adverse effect on our business, financial condition, cash flow, liquidity and results of operations.

During the three months ended May 1, 2004 (“First Quarter”), retail sales of Cherokee branded products by Target Stores totaled $402 million compared to $438 million for the three months ended May 3, 2003. Target Stores pays us royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million for the year ended January 31, 2005 and each fiscal year thereafter, if any, that the term of Amended Target Agreement is extended.

During the First Quarter, total sales of merchandise bearing the Cherokee brand continued to increase, with sales at retail totaling $521.0 million versus $514.0 million in total retail sales for the first quarter of last year. Tesco and Carrefour sales of merchandise bearing the Cherokee brand were $90.0 million and $8.4 million, respectively in our First Quarter, compared to $49.2 million and $4.5 million in the first quarter of last year. Zellers Inc.’s sales of merchandise bearing the Cherokee brand were approximately $19.9 million during the First Quarter compared to $22.5 million for the first quarter of last year.

During the First Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $23.0 million in comparison to $25.6 million for the first quarter of last year. However, last year’s figure of $25.6 million included a pick-up from audit amounts owing from prior periods. Excluding such amounts, the comparison figure for the first quarter of last year is $21.9 million.

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

Parties seeking to sell their brands and related trademarks frequently approach us. Should an established and marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition. In addition to acquiring brands and licensing our own brands, we assist other companies in a broad range of services that may include: identifying licensees for their brands, marketing of brands, solicitation of licensees, contract discussions, and administration and maintenance of license or distribution agreements. In return for our services, we normally receive a percentage of the net royalties generated by the brands we represent and manage.

For example, during fiscal 2001 we assisted Mossimo in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores.

Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. In fiscal 2003 we assisted House Beautiful in locating May Company Department Stores as a licensee of the House Beautiful brand. In addition, we previously entered into an exclusive consulting agreement to represent the brand Latina domestically. Other active consulting agreements include Shabby Chic and HotKiss.

Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to July 31, 2004. During the First Quarter, we did not repurchase any shares of our common stock. From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock. We are currently authorized to repurchase up to an aggregate of 392,200 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

At January 31, 2004 we had accounts receivable outstanding from Mossimo totaling $6.2 million, which included past revenues, interest owed on such amounts past due, and certain legal fees incurred up to January 2003. During the First Quarter Mossimo paid us all of the past amounts due, plus interest owed on such amounts, which totaled approximately $6.4 million. Shortly thereafter, on April 13, 2004 we declared a one-time special dividend of $4.3 million, or $0.50 per share from the majority of the proceeds received from the settlement of our litigation with Mossimo. This special dividend was paid on May 26, 2004. On May 21, 2004, we agreed to settle with Mossimo regarding the amount of legal fees due, and subsequently received an additional $375,000 from Mossimo. We will recognize the additional $375,000 payment in income in our quarter ending July 31, 2004.

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

Results of Operations

Revenues were $12.2 million during the First Quarter compared to $12.1 million during the three month period ended May 3, 2003, an increase of 1.4%. Revenues from the Cherokee brand were $10.1 million during the First Quarter compared to $9.9 million for the comparable period last year. During the First Quarter and the comparable period last year, revenues of $7.5 million and $8.1 million were recognized from Target Stores, which accounted for 62% and 67% of total revenues, respectively. The reduction in revenues from Target stores was attributable to lower sales of Cherokee branded product, principally in the women’s apparel category. Revenues from Zellers were $567,000 during the First Quarter compared to $676,000 for the comparable period last year due primarily to lower sales of Cherokee branded product by Zellers in certain product categories. Cherokee branded products from Tesco were $1.9 million during the First Quarter compared to $1.0 million for the comparable period last year, due primarily to sales of Cherokee branded products in new territories granted to Tesco, along with the expansion of product categories for Cherokee branded products. Cherokee branded products from Carrefour were $191,000 during the First Quarter compared to $141,000 for the comparable period last year.

Revenues from the Sideout brand were $816,000 during the First Quarter compared to $930,000 for the comparable period. Revenues from Mervyn’s, which is a Sideout brand licensee, during the First Quarter were $766,000 compared to $800,000 for the comparable period last year. First Quarter revenues also included $71,000 from TJX (per our licensing contract for the Carole Little brands), and $83,000 from May Company (House Beautiful). First Quarter revenues include $980,000 attributable to Mossimo Inc., as compared to $1.0 million for the comparable period last year.

Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers, Tesco and Carrefour, were collectively $2.6 million during the First Quarter compared to $1.9 million for the comparable period last year. This increase is primarily due to the increase in revenues from Tesco and Carrefour, which was somewhat tempered by the decline in revenues from Zellers.

We believe that our future revenues from Target and Zeller’s may remain relatively flat or slightly down due to changes in how Target and Zeller’s are placing our products in their stores and competition from other branded products. We are unsure how our future revenues from Mervyn’s will trend, as Target has announced that it is exploring strategic alternatives with Mervyn’s. If Target elects to sell Mervyn’s to an existing retailer or other buyer, or chooses to spin-off Mervyn’s or some other strategic alternative, we cannot at this time determine whether such transaction would result in the extension or renewal of our existing licensing contract beyond the current term ending January 31, 2005. Based on Tesco’s sales of Cherokee branded products in the last year and the First Quarter, and Tesco’s expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco may continue to grow.

Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivables balance of $11.9 million as of the end of the First Quarter included accrual for revenues earned from Target Stores, Zeller’s, Mervyn’s, Tesco, Carrefour and other licensees that were subsequently received in the month following the end of the First Quarter.

Selling, general and administrative expenses for the First Quarter were $3.0 million or 24% of revenues in comparison to selling, general and administrative expenses of $2.9 million or 24% of revenues during the first quarter of last year. The increase in our selling, general and administrative expenses of $79,000 during the First Quarter was primarily attributable to increases in accrued management bonuses and other payroll related expenses.

During the First Quarter we had $4,000 of interest expense compared to $241,000 for the comparable period last year. The interest expense in the First Quarter was attributable to the amortization of costs incurred in establishing our new bank credit facility. The interest expense in the first quarter of last year was attributable to interest on the Secured Notes and amortization of securitization fees. The decrease in interest expense is due to the retirement of the Secured Notes at the beginning of the First Quarter. During the First Quarter our investment and interest income was $178,000 compared to $91,000 for the comparable period last year. The increase in interest income is primarily due to the recognition of an additional $168,000 in interest income on the monies previously owed to us by Mossimo, which was paid to us during the First Quarter.

During the First Quarter we booked in accordance with generally accepted accounting principles a tax provision of $3.9 million which equates to an effective tax rate of 41.3% compared to $3.7 million and an effective tax rate of 41.3% booked for the same period last year. During the First Quarter our net income was $5.5 million or $0.64 per diluted share, compared to $5.3 million or $0.63 per diluted share for the comparable period last year.

Liquidity and Capital Resources

Cash Flows. On May 1, 2004 we had cash and cash equivalents of $11.7 million. On January 31, 2004 we had cash and cash equivalents of $8.5 million, which amount included restricted cash of $2.6 million. The $3.2 million increase in cash and cash equivalents during the First Quarter is primarily attributable to the receipt of receivables from the prior quarter’s reported revenues, the receipt of proceeds from the Mossimo lawsuit, less the payment of our dividend in March and the payment of our previously accrued management bonuses in April.

During the First Quarter, cash provided by operations was $8.8 million, compared to $1.2 million for the three months ended May 3, 2003. The increase in cash from operations was primarily attributable to an increase in our net income, higher depreciation and amortization, lower accounts receivables due to the collection in full of our disputed receivables from Mossimo, increases in accrued liabilities and a stock option tax benefit of $210,000 as a result of the exercise of stock options during the First Quarter.

Cash provided by investing activities during the First Quarter was $2.5 million, which was comprised of $82,000 in contingent payments made to Sideout Sport, Inc. and $32,000 in trademark registration fees for the Cherokee, Sideout and Carole Little brands offset by a decrease in restricted cash of $2.6 million. As part of the Secured Notes indenture we were required to retain in the collection account certain amounts sufficient to meet the next quarterly note payment.

In February 2004, we made our last payment under the Secured Notes and the amount held in the collection account as restricted cash was released. In comparison, during the three months ended May 3, 2003, cash used in investing activities was $198,000 comprised primarily of $89,000 in contingent payments to Sideout Sport, Inc. with the remainder in trademark registration fees and a $5,000 reduction in restricted cash.

Cash used in financing activities was $5.5 million during the First Quarter, which included the payment of dividends of $3.2 million in March 2004, final payment on the Secured Notes of $2.6 million in February 2004, and also the receipt of $395,000 in proceeds from the exercise of stock options. In comparison, last year cash used in financing activities was $2.6 million, comprised solely of the quarterly payment on the then outstanding Secured Notes.

Uses of Liquidity. Our cash requirements through the end of fiscal 2005 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock. The declaration and payment of any dividends will be at the discretion of our board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our board. Nonetheless, the payment of our previously announced $0.42 per share dividend in June 2004 will represent our third straight quarterly dividend.

At January 31, 2004 we had accounts receivable outstanding from Mossimo totaling $6.2 million, which included past revenues, interest owed on such amounts past due, and certain legal fees incurred up to January 2003. During the First Quarter Mossimo paid us all of the past amounts due, plus interest owed on such amounts, which totaled approximately $6.4 million. Shortly thereafter, on April 13, 2004 we declared a one-time special dividend of $4.3 million, or $0.50 per share from the majority of the proceeds received from the settlement of our litigation with Mossimo. This special dividend was paid on May 26, 2004. On May 21, 2004, we agreed to settle with Mossimo regarding the amount of legal fees due, and subsequently received an additional $375,000 from Mossimo. We will recognize the additional $375,000 payment in income in our quarter ending July 31, 2004.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period (a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Long-Term Debt	$—		$—		—	—	$—
Capital Lease Obligations	—		—		—	—	—
Operating Leases (b)	120,000		270,000		—	—	390,000
Unconditional Purchase Obligations	—		—		—	—	—

Other Long-Term Obligations	235,000	(c)(d)(e)(f)	—	(c)(d)(e)	—	—	235,000	(c)(d)(e)
Total Contractual Cash Obligations	$355,000	(g)	$270,000	(g)	—	—	$625,000	(g)

(a)	For purposes of the above table, yearly periods were calculated to coincide with our fiscal quarters, meaning, for example, that the period covered by the column captions “Less than 1 year” starts May 1, 2004 and ends April 30, 2005.
(b)	Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. In February 2004 we exercised our option to extend this lease for an additional three years, and this lease now expires on July 31, 2007. Our previous rental payments were $9,010 per month, and we estimate that this will increase to, on average, approximately $10,000 per month over the 39 months remaining on this lease.

(c)	Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million of royalties received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingency payments of $5.5 million or October 22, 2004, we will have no further obligations to pay Sideout Sport Inc. Since January 1999, we have paid, in total, $4.6 million in contingent payments under the Sideout Agreement. Because payments to Sideout Sport Inc. are based on royalties received, we cannot predict the exact amount of payments we will be obligated to make to Sideout Sport up to October 22, 2004. Steven Ascher, a former Executive Vice President of Cherokee, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc.
(d)	Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2004 we accrued a bonus of $3.1 million for Mr. Margolis and, if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash of approximately $11.4 million. See “Item 1. Business — Risk Factors” of our Form 10-K for the year ended January 31, 2004.
(e)	After we recover our original investment from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due.
(f)	During November 2003, an Executive Vice President, Stephen Y. Ascher, left the Company. In conjunction with his separation and in recognition of his service, we have agreed to pay Mr. Ascher severance totaling $575,000. The amount paid as of May 1, 2004 is approximately $340,000.
(g)	Stated amount does not include any payments pursuant to either the Sideout Agreement, the management agreement with Mr. Margolis or our agreement with Ms. Little.

Sources of Liquidity. Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through May 2005; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. See “Item 1. Business — Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2004. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of our Form 10-K for the year ended January 31, 2004 and under the caption titled “Special Note Regarding Forward-Looking Statements” below.

As of May 1, 2004 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of any debt or any other material third-party obligations. As of May 1, 2004, we did not have any standby letters of credit nor any standby repurchase obligations. In March 2004 we entered into a new $5.0 million Secured Loan Agreement (the “New Bank Facility”) with U.S. Bank National Association (“U.S. Bank), which expires on July 15, 2005. This New Bank Facility was entered into to provide us with greater working capital flexibility and liquidity for general corporate purposes, including the potential acquisition of brands or related properties which may be for sale.

If our revenues and cash flows during fiscal 2005 are lower than fiscal 2004, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If our revenues and cash flows during fiscal 2005 are materially lower than fiscal 2004, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses and possibly the Sideout Agreement. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

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

Interest: From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. As of May 1, 2004 we had no long term debt obligations.

Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For our most recent fiscal year ended January 31, 2004, revenues from international licensing comprised 26.1% of our consolidated revenues. For fiscal 2005, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would not have a material effect on our results of operations or cash flow.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Cherokee maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14 (c). Disclosure controls and procedures are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Cherokee’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Cherokee has carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective in ensuring that material information relating to Cherokee is made known to the Chief Executive Officer and Chief Financial Officer by others within Cherokee during the period in which this report was being prepared.

(b) Changes in internal controls. There have been no significant changes in Cherokee’s internal controls or in other factors that could significantly affect these controls subsequent to the date Cherokee completed its evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

(b) Reports on Form 8-K

Cherokee Inc. filed the following Current Reports on Form 8-K during the quarterly period ended May 1, 2004:

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

Dated: June 8, 2004

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle Chief Financial Officer