Form 10-Q
period 2004-07-31
CHEROKEE INC
filed 2004-09-08
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 7, 2004
Common Stock, $.02 par value per share	8,662,824

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,274,000	$5,850,000
Restricted cash	—	2,627,000
Receivables, net	9,552,000	12,992,000
Prepaid expenses and other current assets	146,000	747,000
Deferred tax asset	954,000	954,000

Total current assets	18,926,000	23,170,000

Deferred tax asset	1,589,000	1,589,000
Property and equipment, net of accumulated depreciation of $368,000 and $342,000, respectively	124,000	108,000
Trademarks, net of accumulated amortization of $3,601,000 and $3,091,000, respectively	9,425,000	9,726,000
Other assets	40,000	34,000

Total assets	$30,104,000	$34,627,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,000	$529,000
Other accrued liabilities	3,057,000	4,315,000
Income taxes payable	56,000	—
Dividends payable	3,638,000	—
Notes payable	—	2,625,000

Total current liabilities	6,836,000	7,469,000

Commitments and Contingencies (note 4)

Stockholders’ Equity:
Common stock, $.02 par value, 20,000,000 shares authorized, 8,662,824 and 8,595,916 shares issued and outstanding at July 31, 2004 and at January 31, 2004, respectively	173,000	171,000
Additional paid-in capital	7,266,000	6,207,000
Retained earnings	15,829,000	20,780,000

Stockholders’ equity	23,268,000	27,158,000

Total liabilities and stockholders’ equity	$30,104,000	$34,627,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Six months ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Royalty revenues	$10,206,000	$9,912,000	$22,437,000	$21,969,000
Selling, general and administrative expenses	3,282,000	3,586,000	6,250,000	6,479,000

Operating income	6,924,000	6,326,000	16,187,000	15,490,000

Other income (expense) :
Interest expense	(6,000)	(187,000)	(10,000)	(429,000)
Interest and other income	453,000	123,000	631,000	216,000

Total other income (expense), net	447,000	(64,000)	621,000	(213,000)

Income before income taxes	7,371,000	6,262,000	16,808,000	15,277,000
Income tax provision	3,035,000	2,600,000	6,929,000	6,319,000

Net income	$4,336,000	$3,662,000	$9,879,000	$8,958,000

Basic earnings per share	$0.50	$0.44	$1.14	$1.09

Diluted earnings per share	$0.50	$0.43	$1.13	$1.06

Weighted average shares outstanding
Basic	8,662,044	8,251,776	8,632,990	8,242,020

Diluted	8,727,255	8,477,759	8,705,613	8,443,582

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Par Value
Balance at January 31, 2004	8,595,916	$171,000	$6,207,000	$20,780,000	$27,158,000

Stock option tax benefit			210,000		210,000
Proceeds from exercise of stock options	38,916	1,000	394,000		395,000
Accrued and paid dividends				(11,192,000)	(11,192,000)
Net income				5,543,000	5,543,000

Balance at May 1, 2004	8,634,832	$172,000	$6,811,000	$15,131,000	$22,114,000

Stock option tax benefit			47,000		47,000
Proceeds from exercise of stock options	27,992	1,000	408,000		409,000
Accrued and paid dividends				(3,638,000)	(3,638,000)
Net income				4,336,000	4,336,000

Balance at July 31, 2004	8,662,824	$173,000	$7,266,000	$15,829,000	$23,268,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six months ended
	July 31, 2004	August 2, 2003
Operating activities
Net income	$9,879,000	$8,958,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,000	17,000
Amortization of trademarks	510,000	491,000
Amortization of debt issue costs and securitization fees	10,000	103,000
Amortization of debt discount	—	325,000
Stock option tax benefit	257,000	88,000
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	3,440,000	(3,885,000)
Decrease (increase) in prepaid expenses and other assets	595,000	(83,000)
Increase (decrease) in accounts payable, income taxes payable and accrued liabilities	(1,652,000)	(158,000)

Net cash provided by operating activities	13,062,000	5,856,000

Investing activities
Decrease in restricted cash	2,627,000	5,000
Purchase of property and equipment	(42,000)	(12,000)
Purchase of trademarks	(210,000)	(388,000)

Net cash provided by (used in) investing activities	2,375,000	(395,000)

Financing activities
Proceeds from exercise of stock options	804,000	388,000
Dividends	(11,192,000)	—
Payment on notes	(2,625,000)	(5,250,000)

Net cash used in financing activities	(13,013,000)	(4,862,000)

Increase in cash and cash equivalents	2,424,000	599,000
Cash and cash equivalents at beginning of period	5,850,000	2,852,000

Cash and cash equivalents at end of period	$8,274,000	$3,451,000

Non cash financing activities:

Declaration of dividends	$3,638,000	—

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying condensed consolidated financial statements as of July 31, 2004 and for the three and six month periods ended July 31, 2004 and August 2, 2003 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 31, 2004 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six month period ended July 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ended January 29, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2004.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein the term “First Quarter” refers to the three months ended May 1, 2004, the term “Second Quarter” refers to the three months ended July 31, 2004, and the term “Six Months” refers to the six months ended July 31, 2004.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended July 31, 2004 and August 2, 2003:

	2004		2003
	3 Months	6 Months	3 Months	6 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$4,336,000	$9,879,000	$3,662,000	$8,958,000

Denominator:
Denominator for net income per common share-weighted average shares	8,662,044	8,632,990	8,251,776	8,242,020
Effect of dilutive securities:
Stock options	65,211	72,623	225,983	201,562

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,727,255	8,705,613	8,477,759	8,443,582

The diluted weighted average number of shares excludes 104,690 and 30,464 shares of common stock issuable on the exercise of stock options for the six-month periods ended July 31, 2004 and August 2, 2003, respectively, because the effect of their inclusion would have been anti-dilutive. The diluted weighted average number of shares excludes zero and 30,464 shares of common stock issuable on the exercise of stock options for the three month periods ended July 31, 2004 and August 2, 2003, respectively, because the effect of their inclusion would have been anti-dilutive.

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

Stock-Based Compensation

The Company currently maintains two compensation plans, the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”), and the 2003 Incentive Award Plan (the “2003 Plan”). During the six months ended July 31, 2004, the Company granted stock options to purchase 125,000 shares of common stock at a weighted average per share exercise price of $22.71.

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

	Quarter Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income:
As reported	$4,336,000	$3,662,000	$9,879,000	$8,958,000
Stock-based compensation expense determined under the fair value method	(84,000)	(46,000)	(168,000)	(92,000)

Pro forma	$4,252,000	$3,616,000	$9,711,000	$8,866,000

Net income per share—basic:
As reported	$0.50	$0.44	$1.14	$1.09
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	0.00	(0.02)	0.00

Pro forma	$0.49	$0.44	$1.12	$1.09

Net income per share—diluted:
As reported	$0.50	$0.43	$1.13	$1.06
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma	$0.49	$0.42	$1.11	$1.04

Trademarks

During the three months ended July 31, 2004 (the “Second Quarter”) and for the six months ended July 31, 2004 (the “Six Months”) and for the three and six months ended August 2, 2003, the Company did not purchase any trademarks, other than the contingent purchase payments made to Sideout Inc., under the terms of the Sideout Agreement. Per the terms of the Sideout Agreement we capitalized $46,000 and $128,000 for the Second Quarter and Six Months in comparison to $90,000 and $175,000, respectively, for the three and six months ended August 2, 2003. Trademark registration and renewal fees capitalized for the Second Quarter and Six Months totaled $50,000 and $82,000, respectively in comparison to $109,000 and $213,000 for the three and six months ended August 2, 2003.

(3) Long Term Debt

Long term debt was comprised of Zero-Coupon Secured Notes (“Secured Notes”) yielding 7% interest per annum and maturing on February 20, 2004. We made our last quarterly payment of $2.6 million on the Secured Notes on February 20, 2004 and subsequently retired the Secured Notes. We have no long-term debt outstanding as of July 31, 2004.

On March 23, 2004 we entered into a line of credit facility agreement with a bank. Under the terms of the agreement we can borrow up to $5,000,000 at any time at an interest rate of either (i) the Prime Rate, or (ii) at the 1-month LIBOR rate plus an applicable margin. The facility is collateralized by the Minimum Guaranteed Royalty from our licensing contract with Target Corp, and expires on July 15, 2005. The facility contains certain covenants, including restrictions on the creation of liens, restrictions on any fundamental changes such as a merger or consolidation, and certain financial covenants including a Senior Debt to EBITDA Ratio, a Leverage Ratio, and a covenant requiring us to maintain at least a $15.0 million Minimum EBITDA for each fiscal year during the term of this facility. We have no borrowings outstanding under this facility as of July 31, 2004.

(4) Commitments and Contingencies

Legal Proceedings

At January 31, 2004 we had accounts receivable outstanding from Mossimo totaling $6.2 million, which includes past revenues, interest owed on such amounts past due, and certain past legal fees incurred up to January 2003. During the three months ended May 1, 2004 Mossimo paid us all of the past amounts due, plus interest owed on such amounts. On May 21, 2004, we agreed to settle with Mossimo regarding the amount of past legal fees due, and subsequently received an additional $375,000 from Mossimo. We have recognized the additional $375,000 payment in other income in our quarter ending July 31, 2004.

(5) Dividends

On February 3, 2004 we declared a dividend of $3.2 million, or $0.375 per share, which was paid on March 17, 2004. On April 13, 2004 we declared a one-time special dividend of $4.3 million, or $0.50 per share from the proceeds received from the settlement of our litigation with Mossimo. This special dividend was paid on May 26, 2004. On April 28, 2004 we declared a dividend of $3.6 million, or $0.42 per share which was paid on June 15, 2004. On July 27, 2004 we declared a dividend of $3.6 million, or $0.42 per share, which will be payable in September 2004. Excluding the one-time special dividend, the dividend payment in September will represent the fourth consecutive quarter in which Cherokee has paid a dividend to its shareholders.

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

During the Second Quarter, retail sales of Cherokee branded products by Target Stores totaled $416 million compared to $468 million for the three months ended August 2, 2003. Our royalty revenues (before audit revenues) for the Second Quarter from Target Stores declined by 3.9%, which is less than the 6.5% decline experienced in the First Quarter. After including audit revenues, the decline in royalty revenues from Target Stores for the Second Quarter was only 1.8%. Target Stores pays us royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million per year for the fiscal years ended January 31, 2005 and January 31, 2006, and each fiscal year thereafter, if any, that the term of the Amended Target Agreement is extended.

During the Second Quarter, total sales of merchandise bearing the Cherokee brand were similar to last year, with sales at retail totaling $566.0 million versus $573.0 million in total retail sales for the second quarter of last year. Tesco and Carrefour sales of merchandise bearing the Cherokee brand were $116.8 million and $9.6 million, respectively in our Second Quarter, compared to $63.7 million and $8.4 million in the second quarter of last year. Zeller’s sales of merchandise bearing the Cherokee brand were approximately $23.2 million during the Second Quarter compared to $33.1 million for the second quarter of last year.

During the Second Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $22.7 million in comparison to $23.8 million for the second quarter of last year.

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

For example, during fiscal 2001 we assisted Mossimo in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. In fiscal 2003 we assisted House Beautiful in locating May Company Department Stores as a licensee of the House Beautiful brand. In addition, we previously entered into an exclusive consulting agreement to represent the brand Latina domestically. We typically work on several select brand representation consulting agreements each quarter.

Our Board of Directors has recently authorized and approved the extension of the expiration date of our stock repurchase program from July 31, 2004 to January 31, 2006, and increased the number of shares which could be purchased to a total of 800,000. During the Six Months we did not repurchase any shares of our common stock. From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

At January 31, 2004 we had accounts receivable outstanding from Mossimo totaling $6.2 million, which included past revenues, interest owed on such amounts past due, and certain legal fees incurred up to January 2003. During the First Quarter Mossimo paid us all of the past amounts due, plus interest owed on such amounts, which totaled approximately $6.4 million. Shortly thereafter, on April 13, 2004 we declared a one-time special dividend of $4.3 million, or $0.50 per share from the majority of the proceeds received from the settlement of our litigation with Mossimo. This special dividend was paid on May 26, 2004. On May 21, 2004, we agreed to settle with Mossimo regarding the amount of legal fees due, and subsequently received an additional $375,000 from Mossimo. We recognized the additional $375,000 payment in other income in our Second Quarter.

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

Results of Operations

Revenues were $10.2 million and $22.4 million, respectively, during the Second Quarter and Six Months compared to $9.9 million and $22.0 million during the second quarter and six month period ended August 2, 2003, an increase of 3.0% and 2.1%. Revenues from the Cherokee brand were $8.7 million and $19.0 million during the Second Quarter and Six Months compared to $7.9 million and $17.8 million for the comparable periods last year. During the Second Quarter and Six Months, revenues of $5.5 million and $13.1 million were recognized from Target Stores compared to $5.6 million and $13.7 million for the comparable periods last year, which accounted for 54.1% and 58.2% of total revenues versus 56.7% and 63.1% last year. The reduction in revenues from Target stores for the Six Months compared to the prior year was attributable to lower sales of Cherokee branded product principally in the women’s and men’s apparel categories. Revenues from Zellers were $687,000 and $1.3 million during the Second Quarter and Six Months compared to $939,000 and $1.6 million for the comparable periods last year, due primarily to lower sales of Cherokee branded product by Zellers across a variety of categories. Revenues from Tesco for sales of Cherokee branded products were $2.3 million and $4.3 million during the Second Quarter and Six Months compared to $1.3 million and $2.3 million for the comparable periods last year. The growth in revenues from Tesco is primarily attributable to an increase in the number of Cherokee-branded products sold in existing Tesco territories. Revenues from Carrefour for sales of Cherokee branded products were $191,000 and $382,000 during the Second Quarter and Six Months compared to $107,000 and $248,000 for the comparable periods last year.

Revenues from the Sideout brand were $667,000 and $1.5 million during the Second Quarter and Six Months compared to $823,000 and $1.8 million for the comparable periods last year. Revenues from Mervyn’s for sales of Sideout branded products during the Second Quarter and Six Months were $628,000 and $1.4 million compared to $762,000 and $1.6 million for the comparable periods last year. Second Quarter and Six Months revenues also included $55,000 and $126,000 from the Carole Little brands, which is below the $179,000 and $365,000 reported last year from these brands. This decline is primarily attributable to the cancellation of the Gilrichco contract in October of 2003, which contributed revenues of $255,000 during the first six months of last year.

Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers, Tesco and Carrefour, were collectively $3.2 million and $6.0 million during the Second Quarter and Six Months compared to $2.3 million and $4.1 million for the comparable periods last year. This increase is due primarily to increased revenues from Tesco.

Second Quarter and Six Months revenues include $742,000 and $1.7 million attributable to Mossimo Inc. compared to $876,000 and $1.9 million for the comparable periods last year.

Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivables balance of $9.6 million as of the end of the Second Quarter included an accrual for revenues earned from Target Stores, Zellers, Mervyn’s, Tesco, and other licensees that are typically received in the month of August or, in the case of the Mossimo contract, shall be received on or before September 15, 2004.

We believe that our future revenues from Target and Zeller’s may remain relatively flat or slightly down due to changes in how Target and Zeller’s are placing our products in their stores and competition from other branded products. We are unsure how our future revenues from Mervyn’s will trend, as Target has announced that it is selling Mervyn’s to a private equity group, who we believe intends to continue to operate Mervyn’s as a retailer. If such buyer chooses to liquidate Mervyn’s for its real estate value, or chooses some other operating strategy with respect to Mervyn’s, we cannot at this time determine whether such transaction would result in the extension or renewal of our existing licensing contract beyond the current term ending January 31, 2005. Based on Tesco’s sales of Cherokee branded products in the last year and the Six Months, and Tesco’s expressed interest in continuing to promote the Cherokee brand, and also the new territories recently awarded to Tesco which have not yet begun to report sales of Cherokee-branded products, we believe that our future revenues from Tesco may continue to grow.

Selling, general and administrative expenses for the Second Quarter and Six Months were $3.3 million or 32% and $6.3 million or 28%, of revenues in comparison to selling, general and administrative expenses of $3.6 million and $6.5 million or 36% and 29% of revenues during the comparable periods last year. The decrease in our selling, general and administrative expenses during the Second Quarter and Six Months was primarily attributable to lower legal expenses, lower headcount in our marketing department which resulted in lower salaries and payroll expenses, and lower marketing costs incurred during the period. However, we experienced increases in amortization expenses of our trademarks, and also small increases in various other expenses.

During the Second Quarter and Six Months our interest expense was $6,000 and $10,000 compared to $187,000 and $429,000 for the comparable periods last year. The interest expense in the Second Quarter and Six Months was attributable to the amortization of costs incurred in establishing our new bank credit facility. The interest expense in the comparable periods of last year was attributable to interest on the Secured Notes and amortization of securitization fees. The decrease in interest expense is due to the retirement of the Secured Notes in February 2004.

During the Second Quarter and Six Months our interest and other income was $453,000 and $631,000 compared to $123,000 and $216,000 for the comparable periods last year. This increase is primarily due to receipt in the Second Quarter of an additional $375,000 from Mossimo pursuant to the reimbursement of our legal fees incurred, the higher legal interest rate charged on the monies previously owed to us by Mossimo, and also greater cash balances and hence higher interest income resulting from such cash balances.

During the Second Quarter and Six Months we booked for generally accepted accounting principles a tax provision of $3.0 million and $6.9 million which equates to an effective tax rate of 41.2% and 41.2% compared to $2.6 million and $6.3 million and an effective tax rate of 41.5% and 41.4% booked for the same periods last year. We are making quarterly estimated tax payments for our federal and state income tax liabilities. During the Second Quarter and Six Months our net income was $4.3 million and $9.9 million or $0.50 and $1.13 per diluted share, compared to $3.7 million and $9.0 million or $0.43 and $1.06 per diluted share for the comparable periods last year.

Liquidity and Capital Resources

Cash Flows. On July 31, 2004 we had cash and cash equivalents of $8.3 million. On January 31, 2004 we had cash and cash equivalents of $8.5 million, which amount included restricted cash of $2.6 million. Although the Company generated a significant amount of cash during the Six Months, the slight decline in cash and cash equivalents during this period is primarily attributable to the payment of $11.2 million in dividends.

During the Six Months, cash provided by operations was $13.1 million, compared to $5.9 million for the six months ended August 2, 2003. The increase in cash from operations was primarily attributable to an increase in our net income, higher depreciation and amortization, lower accounts receivables due to the collection in full of our disputed receivables from Mossimo, and a higher stock option tax benefit of $257,000 during the Six Months as a result of the exercise of stock options during this period.

Cash provided by investing activities during the Six Months was $2.4 million, which was primarily comprised of a decrease in restricted cash of $2.6 million. This was offset by purchases of property and equipment of $42,000, contingent payments made to Sideout Sport, Inc. of $128,000, and $82,000 in trademark registration fees for the Cherokee, Sideout and Carole Little brands. As part of the Secured Notes indenture we were required to retain in the collection account certain amounts sufficient to meet the next quarterly note payment. In February 2004, we made our last payment under the Secured Notes and the amount held in the collection account as restricted cash was released. In comparison, during the six months ended August 2, 2003, cash used in investing activities was $395,000 comprised primarily of purchase of trademarks and registration fees of $388,000.

Cash used in financing activities was $13.0 million during the Six Months, which included three dividend payments which together totaled $11.2 million, final payment on the Secured Notes of $2.6 million in February 2004, and also the receipt of $804,000 in proceeds from the exercise of stock options. In comparison, last year cash used in financing activities was $4.9 million, comprised primarily of two quarterly payments on the then outstanding Secured Notes in aggregate totaling $5.25 million, which was offset by $388,000 in proceeds from the exercise of stock options.

Uses of Liquidity. Our cash requirements through the end of fiscal 2005 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock. The declaration and payment of any dividends will be at the discretion of our board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our board. Nonetheless, the payment of our previously announced $0.42 per share dividend in September 2004 will represent our fourth straight quarterly dividend.

At January 31, 2004 we had accounts receivable outstanding from Mossimo totaling $6.2 million, which included past revenues, interest owed on such amounts past due, and certain legal fees incurred up to January 2003. During the First Quarter Mossimo paid us all of the past amounts due, plus interest owed on such amounts, which totaled approximately $6.4 million. Shortly thereafter, on April 13, 2004 we declared a one-time special dividend of $4.3 million, or $0.50 per share from the majority of the proceeds received from the settlement of our litigation with Mossimo. This special dividend was paid on May 26, 2004. On May 21, 2004, we agreed to settle with Mossimo regarding the amount of legal fees due, and subsequently received an additional $375,000 from Mossimo. We have recognized the additional $375,000 payment in other income in our quarter ending July 31, 2004.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period (a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Long-Term Debt	$—		$—		—	—	$—
Capital Lease Obligations	—		—		—	—	—
Operating Leases (b)	120,000		270,000		—	—	390,000
Unconditional Purchase Obligations	—		—		—	—	—
Other Obligations	125,000	(c)(d)(e)(f)	—	(c)(d)(e)	—	—	125,000	(c)(d)(e)
Total Contractual Cash Obligations	$245,000	(g)	$270,000	(g)	—	—	$515,000	(g)

(a)	For purposes of the above table, yearly periods were calculated to coincide with our fiscal quarters, meaning, for example, that the period covered by the column captions “Less than 1 year” starts August 1, 2004 and ends July 31, 2005.

(b)	Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. In February 2004 we exercised our option to extend this lease for an additional three years, and this lease now expires on July 31, 2007. Our previous rental payments were $9,010 per month, and we estimate that this will increase to, on average, approximately $10,000 per month over the 36 months remaining on this lease.

(c)	Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million of royalties received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingency payments of $5.5 million or October 22, 2004, we will have no further obligations to pay Sideout Sport Inc. Since January 1999, we have paid, in total, $4.6 million in contingent payments under the Sideout Agreement. Because payments to Sideout Sport Inc. are based on royalties received, we cannot predict the exact amount of payments we will be obligated to make to Sideout Sport up to October 22, 2004. Steven Ascher, a former Executive Vice President of Cherokee, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc.

(d)	Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2004 we accrued a bonus of $3.1 million for Mr. Margolis and, if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash of approximately $11.4 million. See “Item 1. Business — Risk Factors” of our Form 10-K for the year ended January 31, 2004.

(e)	After we recover our original investment from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due.

(f)	During November 2003, an Executive Vice President, Stephen Y. Ascher, left the Company. In conjunction with his separation and in recognition of his service, we agreed to pay Mr. Ascher severance totaling $575,000. The amount paid as of July 31, 2004 is approximately $450,000.

(g)	Stated amount does not include any payments pursuant to either the Sideout Agreement, the management agreement with Mr. Margolis or our agreement with Ms. Little.

Sources of Liquidity. Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through July 2005; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. See “Item 1. Business — Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2004. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of our Form 10-K for the year ended January 31, 2004 and under the caption titled “Special Note Regarding Forward-Looking Statements” below.

As of July 31, 2004 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of any debt or any other material third-party obligations. As of July 31, 2004, we did not have any standby letters of credit nor any standby repurchase obligations. In March 2004 we entered into a new $5.0 million Secured Loan Agreement (the “New Bank Facility”) with U.S. Bank National Association (“U.S. Bank), which expires on July 15, 2005. This New Bank Facility was entered into to provide us with greater working capital flexibility and liquidity for general corporate purposes, including the potential acquisition of brands or related properties which may be for sale.

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

Interest: From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. As of July 31, 2004 we had no long term debt obligations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted to stockholder vote and its stockholders approved the following at the Company’s Annual Meeting of Stockholders held on June 14, 2004.

Election of five directors for additional one-year terms and until successor has been duly authorized and elected:

Name	Votes For	Against/ Withheld	Abstentions
Robert Margolis	7,701,698	0	129,770
Dave Mullen	7,701,698	0	129,770
Jess Ravich	7,688,199	0	143,269
Keith Hull	7,701,698	0	129,770
Tim Ewing	7,822,698	0	8,770

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

(b) Reports on Form 8-K

Cherokee Inc. did not file any Current Reports on Form 8-K during the quarterly period ended July 31, 2004. Cherokee Inc. filed the following Current Reports on Form 8-K during the six month period ended July 31, 2004:

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

Dated: September 8, 2004

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle Chief Financial Officer