Form 10-Q
period 2004-10-30
CHEROKEE INC
filed 2004-12-08
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 3, 2004
Common Stock, $.02 par value per share	8,668,405

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	October 30, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,273,000	$5,850,000
Restricted cash	—	2,627,000
Receivables, net	7,564,000	12,992,000
Prepaid expenses and other current assets	666,000	747,000
Deferred tax asset	954,000	954,000

Total current assets	20,457,000	23,170,000

Deferred tax asset	1,316,000	1,589,000
Property and equipment, net of accumulated depreciation of $379,000 (unaudited) and $342,000, respectively	123,000	108,000
Trademarks, net of accumulated amortization of $3,858,000 (unaudited) and $3,091,000, respectively	9,221,000	9,726,000
Other assets	41,000	34,000

Total assets	$31,158,000	$34,627,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$944,000	$529,000
Other accrued liabilities	3,559,000	4,315,000
Income taxes payable	—	—
Dividends payable	4,334,000	—
Notes payable	—	2,625,000

Total current liabilities	8,837,000	7,469,000

Commitments and Contingencies (note 4)

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,668,405 (unaudited) and 8,595,916 shares issued and outstanding at October 30, 2004 and at January 31, 2004, respectively	173,000	171,000
Additional paid-in capital	7,367,000	6,207,000
Retained earnings	14,781,000	20,780,000

Stockholders’ equity	22,321,000	27,158,000

Total liabilities and stockholders’ equity	$31,158,000	$34,627,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Nine months ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Royalty revenues	$7,963,000	$6,742,000	$30,400,000	$28,711,000
Selling, general and administrative expenses	2,825,000	2,499,000	9,073,000	8,977,000

Operating income	5,138,000	4,243,000	21,327,000	19,734,000

Other income (expense) :
Interest expense	(6,000)	(161,000)	(16,000)	(590,000)
Interest and other income	91,000	130,000	722,000	346,000

Total other income (expense), net	85,000	(31,000)	706,000	(244,000)

Income before income taxes	5,223,000	4,212,000	22,033,000	19,490,000
Income tax provision	1,937,000	1,748,000	8,868,000	8,068,000

Net income	$3,286,000	$2,464,000	$13,165,000	$11,422,000

Basic earnings per share	$0.38	$0.30	$1.52	$1.38

Diluted earnings per share	$0.38	$0.29	$1.51	$1.34

Weighted average shares outstanding
Basic	8,664,685	8,323,449	8,643,555	8,269,163

Diluted	8,734,123	8,584,591	8,714,470	8,492,312

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Par Value
Balance at January 31, 2004	8,595,916	$171,000	$6,207,000	$20,780,000	$27,158,000

Stock option tax benefit			210,000		210,000
Proceeds from exercise of stock options	38,916	1,000	394,000		395,000
Accrued and paid dividends				(11,192,000)	(11,192,000)
Net income				5,543,000	5,543,000

Balance at May 1, 2004	8,634,832	$172,000	$6,811,000	$15,131,000	$22,114,000

Stock option tax benefit			47,000		47,000
Proceeds from exercise of stock options	27,992	1,000	408,000		409,000
Accrued and paid dividends				(3,638,000)	(3,638,000)
Net income				4,336,000	4,336,000

Balance at July 31, 2004	8,662,824	$173,000	$7,266,000	$15,829,000	$23,268,000

Stock option tax benefit			28,000		28,000
Proceeds from exercise of stock options	5,581	—	73,000		73,000
Accrued and paid dividends				(4,334,000)	(4,334,000)
Net income				3,286,000	3,286,000

Balance at October 30, 2004	8,668,405	$173,000	$7,367,000	$14,781,000	$22,321,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended
	October 30, 2004	November 1, 2003
Operating activities
Net income	$13,165,000	$11,422,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,000	25,000
Amortization of trademarks	767,000	739,000
Amortization of debt issue costs and securitization fees	16,000	154,000
Amortization of debt discount	—	436,000
Stock option tax benefit	285,000	876,000
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	5,428,000	(1,855,000)
Decrease (increase) in prepaid expenses and other assets	347,000	300,000
Increase (decrease) in accounts payable, income taxes payable and accrued liabilities	(353,000)	(1,045,000)

Net cash provided by operating activities	19,690,000	11,052,000

Investing activities
Decrease (increase) in restricted cash	2,627,000	(339,000)
Purchase of property and equipment	(52,000)	(17,000)
Purchase of trademarks	(264,000)	(524,000)

Net cash provided by (used in) investing activities	2,311,000	(880,000)

Financing activities
Proceeds from exercise of stock options	877,000	3,285,000
Dividends	(14,830,000)	—
Payment on notes	(2,625,000)	(7,875,000)

Net cash used in financing activities	(16,578,000)	(4,590,000)

Increase in cash and cash equivalents	5,423,000	5,582,000
Cash and cash equivalents at beginning of period	5,850,000	2,852,000

Cash and cash equivalents at end of period	$11,273,000	$8,434,000

Non cash financing activities:

Declaration of dividends	$4,334,000	—

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying condensed consolidated financial statements as of October 30, 2004 and for the three and nine month periods ended October 30, 2004 and November 1, 2003 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 31, 2004 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine month periods ended October 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ended January 29, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2004.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein the term “First Quarter” refers to the three months ended May 1, 2004; the term “Second Quarter” refers to the three months ended July 31, 2004; the term “Third Quarter” refers to the three months ended October 30, 2004; and the term “Nine Months” refers to the nine months ended October 30, 2004.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended October 30, 2004 and November 1, 2003:

	October 30, 2004		November 1, 2003
	3 Months	9 Months	3 Months	9 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$3,286,000	$13,165,000	$2,464,000	$11,422,000

Denominator:
Denominator for net income per common share-weighted average shares	8,664,685	8,643,555	8,323,449	8,269,163
Effect of dilutive securities:
Stock options	69,438	70,915	261,142	223,149

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,734,123	8,714,470	8,584,591	8,492,312

The diluted weighted average number of shares excludes zero shares of common stock issuable on the exercise of stock options for the three and nine month periods ended October 30, 2004, respectively, and the diluted weighted average number of shares excludes zero and 30,464 shares of common stock issuable on the exercise of stock options for the three and nine month periods ended November 1, 2003, respectively, because the effect of their inclusion would have been anti-dilutive.

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

We also have other significant contracts, including with: (i) Tesco for our Cherokee brand in certain specified countries; (ii) Mervyn’s for our Sideout brand in the U.S.; (iii) Mossimo, in which we receive a stated percentage of all revenues that Mossimo receives from Target; and (iv) Zellers for our Cherokee brand in Canada. For a more complete description of our significant contracts, please see our most recently filed Form 10-K for our fiscal year ended January 31, 2004.

Stock-Based Compensation

The Company currently maintains two compensation plans, the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”), and the 2003 Incentive Award Plan (the “2003 Plan”). During the nine months ended October 30, 2004, the Company granted stock options to purchase 125,000 shares of common stock at a weighted average per share exercise price of $22.71. These stock option grants occurred in the First Quarter.

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

	Quarter Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income:
As reported	$3,286,000	$2,464,000	$13,165,000	$11,422,000
Stock-based compensation expense determined under the fair value method	(84,000)	(46,000)	(252,000)	(138,000)

Pro forma	$3,202,000	$2,418,000	$12,913,000	$11,284,000

Net income per share—basic:
As reported	$0.38	$0.30	$1.52	$1.38
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	(0.01)	(0.03)	(0.02)

Pro forma	$0.37	$0.29	$1.49	$1.36

Net income per share—diluted:
As reported	$0.38	$0.29	$1.51	$1.34
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	(0.01)	(0.03)	(0.01)

Pro forma	$0.37	$0.28	$1.48	$1.33

Trademarks

During the three months ended October 30, 2004 (the “Third Quarter”) and for the nine months ended October 30, 2004 (the “Nine Months”) and for the three and nine months ended November 1, 2003, the Company did not purchase any trademarks, other than the contingent purchase payments made to Sideout Inc., pursuant to the terms of the Agreement of Purchase and Sale of Trademarks and Licenses entered into on November 7, 1997 (the “Sideout Agreement”) with Sideout Sport, Inc. Per the terms of the Sideout Agreement we capitalized $35,000 and $162,000 for the Third Quarter and Nine Months in comparison to $68,000 and $243,000, respectively, for the three and nine months ended November 1, 2003. Other trademark registration and renewal fees capitalized for the Third Quarter and Nine Months totaled $19,000 and $102,000, respectively in comparison to $57,000 and $281,000 for the three and nine months ended November 1, 2003. Under the terms of the Sideout Agreement, upon the earlier of such time as we have paid Sideout total contingency payments of $5.5 million or October 22, 2004, we will have no further obligations to pay Sideout Sport, Inc. Accordingly, we do not expect to make any future contingent purchase payments to Sideout.

Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Current:
Federal	$913,000	$991,000	$5,057,000	$5,000,000
State	429,000	374,000	1,915,000	1,728,000
Foreign	595,000	385,000	1,623,000	1,072,000

	1,937,000	1,750,000	8,595,000	7,800,000
Deferred:
Federal	0	0	273,000	273,000
State		(2,000)		(5,000)

	0	0	273,000	268,000

	$1,937,000	$1,748,000	$8,868,000	$8,068,000

The lower tax provision for our Third Quarter is primarily the result of approximately $425,000 in state tax refunds (which includes interest of $57,000) received in October from the state of California, which had the effect of lowering our provision for taxes.

Deferred income taxes are comprised of the following:

	October 30, 2004		January 31, 2004
	Current	Non- Current	Current	Non- Current
Deferred tax assets:
Fixed assets	$—	(53,000)	$—	$(53,000)
Tax effect of NOL carryovers	273,000	1,366,000	273,000	1,639,000
State income taxes	681,000	3,000	681,000	3,000

Total deferred tax assets	$954,000	1,316,000	$954,000	$1,589,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax benefit net of federal income tax	5.8	5.8	5.8	5.8
State income tax Refund net of federal income tax	(3.7)	—	(0.6)	—
Other	—	0.7	—	0.6

Tax provision	37.1%	41.5%	40.2%	41.4%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. As of October 30, 2004, we estimate that we have $4.7 million of federal Section 382 NOLs available that begin to expire in 2008.

(3) Long Term Debt

Long term debt was comprised of Zero-Coupon Secured Notes (“Secured Notes”) yielding 7% interest per annum and matured on February 20, 2004. We made our last quarterly payment of $2.6 million on the Secured Notes on February 20, 2004 and subsequently retired the Secured Notes. We have no long-term debt outstanding as of October 30, 2004.

On March 23, 2004 we entered into a line of credit facility agreement with a bank. Under the terms of the agreement we can borrow up to $5,000,000 at any time at an interest rate of either (i) the Prime Rate, or (ii) at the 1-month LIBOR rate plus an applicable margin. The facility is collateralized by the Minimum Guaranteed Royalty from our licensing contract with Target Corp, and expires on July 15, 2005. The facility contains certain covenants, including restrictions on the creation of liens, restrictions on any fundamental changes such as a merger or consolidation, and certain financial covenants including a Senior Debt to EBITDA Ratio, a Leverage Ratio, and a covenant requiring us to maintain at least a $15.0 million Minimum EBITDA for each fiscal year during the term of this facility. We have no borrowings outstanding under this facility as of October 30, 2004.

(4) Commitments and Contingencies

Legal Proceedings

At January 31, 2004 we had accounts receivable outstanding from Mossimo totaling $6.2 million, which includes past revenues, interest owed on such amounts past due, and certain past legal fees incurred up to January 2003. During the three months ended May 1, 2004 Mossimo paid us all of the past amounts due, plus interest owed on such amounts. On May 21, 2004, we agreed to settle with Mossimo regarding the amount of past legal fees due, and subsequently received an additional $375,000 from Mossimo. We have recognized the additional $375,000 payment in other income in our Second Quarter, which ended July 31, 2004.

(5) Dividends

On February 3, 2004 we declared a dividend of $3.2 million, or $0.375 per share, which was paid on March 17, 2004. On April 13, 2004 we declared a one-time special dividend of $4.3 million, or $0.50 per share from the proceeds received from the settlement of our litigation with Mossimo. This special dividend was paid on May 26, 2004. On April 28, 2004 we declared a dividend of $3.6 million, or $0.42 per share which was paid on June 15, 2004. On July 27, 2004 we declared a dividend of $3.6 million, or $0.42 per share, which was paid on September 15, 2004. On October 21, 2004, we declared a dividend of $4.3 million, or $0.50 per share, which is expected to be paid on or about December 15, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings, which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes,” “estimates,” “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by certain of our current and future licensees, such as Target Stores and Tesco, the likelihood of achieving certain royalty rate reductions, and our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties, include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition in the industry in which we operate, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee, Sideout and Carole Little branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel, and adverse determination of claims, liabilities or litigation, and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under “Item 1. Business-Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2004 or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values. The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997. The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002. As of October 30, 2004, we had twelve continuing license agreements covering both domestic and international markets, of which one is expected to expire in January 2005.

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

In November 1997, we reaffirmed our relationship with Target Stores, a division of Target Corporation, by entering into an amended licensing agreement (the “Amended Target Agreement”) which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. The term of the Amended Target Agreement currently extends until January 31, 2006 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one-year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year, which Target has already achieved for the current fiscal year ending January 29, 2005. If Target Stores elects to terminate the agreement, effective January 31, 2006 or at any other time, it would have a material adverse effect on our business, financial condition, cash flow, liquidity and results of operations.

During the Third Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $434 million compared to approximately $428 million for the three months ended November 1, 2003. Our royalty revenues for the Third Quarter from Target Stores increased by 3.1%, which is an improvement over the 3.9% decline experienced in the Second Quarter and the 6.5% decline experienced in the First Quarter. Target Stores pays us royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise. Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million per year for each fiscal year that the term of the Amended Target Agreement is extended.

During the Third Quarter, total sales of merchandise bearing the Cherokee brand were greater than last year, with sales at retail totaling approximately $601 million versus approximately $541 million in total retail sales for the third quarter of last year. Tesco’s sales of merchandise bearing the Cherokee brand were $126.6 million in our Third Quarter, compared to $70.2 million in the third quarter of last year. Zeller’s sales of merchandise bearing the Cherokee brand were approximately $32.2 million during the Third Quarter compared to $33.8 million for the third quarter of last year. The estimated retail sales of Cherokee branded merchandise of approximately $601 million for the Third Quarter do not include any sales from Mexico.

During the Third Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $29.3 million in comparison to $26.2 million for the third quarter of last year.

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

Parties seeking to sell their brands and related trademarks frequently approach us. Should an established and marketable brand or equity become available on favorable terms, we may be interested in pursuing such an acquisition. In addition to acquiring brands and licensing our own brands, we assist other companies in a broad range of services that may include: identifying licensees for their brands, marketing of brands, solicitation of licensees, contract discussions, and administration and maintenance of license or distribution agreements. In return for our services, we normally receive a percentage of the net royalties generated by the brands we represent and manage.

For example, during fiscal 2001 we assisted Mossimo in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive 15% of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. In fiscal 2003 we assisted House Beautiful in locating May Company Department Stores as a licensee of the House Beautiful brand. During our Third Quarter we assisted one of our clients in locating a major domestic retailer as a licensee of the Latina brand and related trademarks. We typically work on several select brand representation consulting agreements each quarter.

Our Board of Directors has recently authorized and approved the extension of the expiration date of our stock repurchase program from July 31, 2004 to January 31, 2006, and increased the number of shares which could currently be repurchased to a total of 800,000. During the Nine Months we did not repurchase any shares of our common stock. From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

Results of Operations

Revenues were $7.9 million and $30.4 million, respectively, during the Third Quarter and Nine Months compared to $6.7 million and $28.7 million during the third quarter and nine month period ended November 1, 2003, an increase of 18.1% and 5.9%. Revenues from the Cherokee brand were $6.7 million and $25.7 million during the Third Quarter and Nine Months compared to $5.5 million and $23.3 million for the comparable periods last year. During the Third Quarter and Nine Months, revenues of $3.2 million and $16.3 million were recognized from Target Stores compared to $3.1 million and $16.8 million for the comparable periods last year, which accounted for 40% and 54% of total revenues versus 46% and 59% last year. The 3.2% decline in royalty revenues from Target stores for the Nine Months compared to the prior year was attributable to lower sales of Cherokee branded product principally in the women’s and men’s apparel categories during the first two quarters of this year. Revenues from Tesco for sales of Cherokee branded products were $2.5 million and $6.7 million during the Third Quarter and Nine Months compared to $1.4 million and $3.6 million for the comparable periods last year. The growth in revenues from Tesco is primarily attributable to an increase in the number of Cherokee-branded products sold in existing Tesco territories (United Kingdom and Ireland). In addition, the royalty revenues from Tesco in our Third Quarter reflect a 12.5% favorable change in the exchange rate as compared to the exchange rate used in the comparable period last year. Revenues from Zellers were $818,000 and $2.1 million during the Third Quarter and Nine Months compared to $809,000 and $2.4 million for the comparable periods last year. For the Nine Months revenues from Zellers were down primarily due to lower sales of Cherokee branded product by Zellers across a variety of categories in the first two quarters. Revenues from Carrefour for sales of Cherokee branded products were $165,000 and $547,000 during the Third Quarter and Nine Months compared to $175,000 and $423,000 for the comparable periods last year.

Revenues from the Sideout brand were $768,000 and $2.3 million during the Third Quarter and Nine Months compared to $678,000 and $2.4 million for the comparable periods last year. Revenues from Mervyn’s for sales of Sideout branded products during the Third Quarter and Nine Months were $744,000 and $2.1 million compared to $678,000 and $2.2 million for the comparable periods last year. Third Quarter and Nine Months revenues also included $112,000 and $239,000 from the Carole Little brands, which is below the $256,000 and $622,000 reported last year from these brands. This decline is primarily attributable to the cancellation of the Gilrichco contract in October of 2003, which contributed revenues of $201,000 and $457,000 during the three and nine months ended November 1, 2003.

Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers, Tesco and Carrefour, were collectively $3.4 million and $9.4 million during the Third Quarter and Nine Months compared to $2.4 million and $6.5 million for the comparable periods last year. This increase is due primarily to increased revenues from Tesco.

Third Quarter and Nine Months revenues include $364,000 and $2.1 million attributable to Mossimo Inc. compared to $308,000 and $2.2 million for the comparable periods last year.

Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivables balance of $7.6 million as of the end of the Third Quarter included an accrual for revenues earned from Target Stores, Tesco, Zellers, Mervyn’s, and other licensees – the majority of which are typically received within 30 days of our quarter end. In the case of the Mossimo contract, our receivables from Mossimo are expected to be received within 45 days of the period end, which in this case is on or before December 14, 2004.

We believe that our future revenues from Target may remain relatively flat (marginally up or down) due to changes in how Target places our products in their stores and competition from other branded products. We believe that our future revenues from Zellers may remain relatively flat or down due to changes in how Zellers is placing our products in their stores and competition from other branded products. We are unsure how our future revenues from Mervyn’s will trend, as Target has announced that it is selling Mervyn’s to a private equity group, who we believe intends to continue to operate Mervyn’s as a retailer. Mervyn’s recently extended our licensing contract for an additional three years, and this contract now continues through January 2008. Nonetheless, if such buyer chooses to liquidate Mervyn’s over time for its real estate value, we believe that our licensing revenues from Mervyn’s would decline accordingly. Based on Tesco’s sales of Cherokee branded products in the Third Quarter and through the Nine Months, and Tesco’s expressed interest in continuing to promote the Cherokee brand, and also the new territories recently awarded to Tesco which have not yet begun to report sales of Cherokee-branded products, we believe that our future revenues from Tesco may continue to grow.

All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro). For example, the royalty revenues from Tesco in our Third Quarter reflect a 12.5% favorable change in the exchange rate as compared to the exchange rate used in the comparable period last year. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues.

Selling, general and administrative expenses for the Third Quarter and Nine Months were $2.8 million or 36% and $9.1 million or 30%, of revenues in comparison to selling, general and administrative expenses of $2.5 million and $9.0 million or 37% and 31% of revenues during the comparable periods last year. The decrease in our selling, general and administrative expenses as a percentage of revenues during the Third Quarter and Nine Months was primarily attributable to lower legal expenses, lower headcount in our marketing department which resulted in lower salaries and payroll expenses, and lower corporate costs incurred during the period. However, we experienced increases in amortization expenses of our trademarks, new expenses in connection with our compliance with Sarbanes-Oxley Section 404, and also small increases in various other expenses.

During the Third Quarter and Nine Months our interest expense was $6,000 and $16,000 compared to $161,000 and $590,000 for the comparable periods last year. The interest expense in the Third Quarter and Nine Months was attributable to the amortization of costs incurred in establishing our new bank credit facility. The interest expense in the comparable periods of last year was attributable to interest on the Secured Notes and amortization of securitization fees. The decrease in interest expense is due to the retirement of the Secured Notes in February 2004.

During the Third Quarter and Nine Months our interest and other income was $91,000 and $722,000 compared to $130,000 and $346,000 for the comparable periods last year. The increase for the Nine Months is primarily due to our receipt in the Second Quarter of an additional $375,000 from Mossimo pursuant to the reimbursement of our legal fees incurred, the higher legal interest rate charged on the monies previously owed to us by Mossimo, and also greater cash balances and hence higher interest income resulting from such cash balances.

During the Third Quarter and Nine Months we booked for generally accepted accounting principles a tax provision of $1.9 million and $8.9 million which equates to an effective tax rate of 37.1% and 40.2% compared to $1.7 million and $8.1 million and an effective tax rate of 41.5% and 41.4% booked for the same periods last year. The lower tax provision for our Third Quarter is primarily the result of approximately $425,000 in state tax refunds (which includes interest of $57,000) received in October from the state of California, which had the effect of lowering our provision for taxes. We are making quarterly estimated tax payments for our federal and state income tax liabilities. During the Third Quarter and Nine Months our net income was $3.3 million and $13.2 million or $0.38 and $1.51 per diluted share, compared to $2.5 million and $11.4 million or $0.29 and $1.34 per diluted share for the comparable periods last year. The accounting effect of the state tax refunds contributed approximately $0.03 per diluted share to our earnings per share in the Third Quarter.

Liquidity and Capital Resources

Cash Flows. On October 30, 2004 we had cash and cash equivalents of $11.3 million. On January 31, 2004 we had cash and cash equivalents of $8.5 million, which amount included restricted cash of $2.6 million. The Company generated a significant amount of cash during the Nine Months, and despite paying out over $14.8 million in dividends, our cash and cash equivalents balance has increased during this period by $2.8 million.

During the Nine Months, cash provided by operations was $19.7 million, compared to $11.1 million for the nine months ended November 1, 2003. The increase in cash from operations was primarily attributable to a decrease in our accounts receivables due to the collection in full of our disputed receivables from Mossimo, an increase in our net income, and higher depreciation and amortization incurred during this period.

Cash provided by investing activities during the Nine Months was $2.3 million, which was primarily comprised of a decrease in restricted cash of $2.6 million. This was offset by purchases of property and equipment of $52,000, and contingent payments made to Sideout Sport, Inc. and trademark registration expenses for the Cherokee, Sideout and Carole Little brands, together which totaled $264,000. As part of the Secured Notes indenture we were required to retain in a restricted cash collection account certain amounts sufficient to meet the next quarterly note payment. In February 2004, we made our last payment under the Secured Notes and the amount held in the collection account as restricted cash was released. In comparison, during the nine months ended November 1, 2003, cash used in investing activities was $880,000 comprised primarily of purchase of trademarks and registration fees of $524,000 and also an increase in restricted cash of $339,000.

Cash used in financing activities was $16.6 million during the Nine Months, which included four dividend payments which together totaled $14.8 million, final payment on the Secured Notes of $2.6 million in February 2004, and also the receipt of $0.9 million in proceeds from the exercise of stock options. In comparison, last year cash used in financing activities was $4.6 million, comprised primarily of three quarterly payments on the then outstanding Secured Notes in aggregate totaling $7.88 million, which was offset by $3.3 million in proceeds from the exercise of stock options.

Uses of Liquidity. Our cash requirements through the end of fiscal 2005 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio via brand representations or selective acquisitions and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock. The declaration and payment of any dividends will be at the discretion of our board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our board. The payment of our previously announced $0.50 per share dividend in December 2004 will represent our fifth straight quarterly dividend.

At January 31, 2004 we had accounts receivable outstanding from Mossimo totaling $6.2 million, which included past revenues, interest owed on such amounts past due, and certain legal fees incurred up to January 2003. During the First Quarter Mossimo paid us all of the past amounts due, plus interest owed on such amounts, which totaled approximately $6.4 million. Shortly thereafter, on April 13, 2004 we declared a one-time special dividend of $4.3 million, or $0.50 per share from the majority of the proceeds received from the settlement of our litigation with Mossimo. This special dividend was paid on May 26, 2004. On May 21, 2004, we agreed to settle with Mossimo regarding the amount of legal fees due, and subsequently received an additional $375,000 from Mossimo. We have recognized the additional $375,000 payment in other income in our Second Quarter.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we may be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period (a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Long-Term Debt	$—		$—		—	—	$—
Capital Lease Obligations	—		—		—	—	—
Operating Leases (b)	120,000		210,000		—	—	330,000
Unconditional Purchase Obligations	—		—		—	—	—
Other Obligations	31,000	(c)(d)(e)(f)	—	(c)(d)(e)	—	—	31,000	(c)(d)(e)
Total Contractual Cash Obligations	$151,000	(g)	$210,000	(g)	—	—	$361,000	(g)

(a)	For purposes of the above table, yearly periods were calculated to coincide with our fiscal quarters, meaning, for example, that the period covered by the column captions “Less than 1 year” starts October 31, 2004 and ends October 30, 2005.
(b)	Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. In February 2004 we exercised our option to extend this lease for an additional three years, and this lease now expires on July 31, 2007. Our previous rental payments were $9,010 per month, and we estimate that this will increase to, on average, approximately $10,000 per month over the 33 months remaining on this lease.
(c)	Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc., on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million of royalties received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingency payments of $5.5 million or October 22, 2004, we will have no further obligations to pay Sideout Sport Inc. Since January 1999, we have paid, in total, $4.6 million in contingent payments under the Sideout Agreement. Accordingly, we do not expect to make any future contingent purchase payments to Sideout beyond the $35,000 payment made in our Third Quarter. Steven Ascher, a former Executive Vice President of Cherokee, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc.

(d)	Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. Pursuant to the annual cost of living increases, Mr. Margolis’s base salary currently totals $733,589 per fiscal year. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2004 we accrued a bonus of $3.1 million for Mr. Margolis and, if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash of approximately $11.4 million. See “Item 1. Business — Risk Factors” of our Form 10-K for the year ended January 31, 2004.
(e)	After we recover our original investment from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due.
(f)	During November 2003, an Executive Vice President, Stephen Y. Ascher, left the Company. In conjunction with his separation and in recognition of his service, we agreed to pay Mr. Ascher severance totaling $575,000. The amount paid as of October 30, 2004 was approximately $544,000.
(g)	Stated amount does not include any payments pursuant to either the Sideout Agreement, the management agreement with Mr. Margolis or our agreement with Ms. Little.

Sources of Liquidity. Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through October 2005; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. See “Item 1. Business — Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2004. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of our Form 10-K for the year ended January 31, 2004 and under the caption titled “Special Note Regarding Forward-Looking Statements” below.

As of October 30, 2004 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of any debt or any other material third-party obligations. As of October 30, 2004, we did not have any standby letters of credit nor any standby repurchase obligations. In March 2004 we entered into a new $5.0 million Secured Loan Agreement (the “New Bank Facility”) with U.S. Bank National Association (“U.S. Bank), which expires on July 15, 2005. This New Bank Facility was entered into to provide us with greater working capital flexibility and liquidity for general corporate purposes, including the potential acquisition of brands or related properties which may be for sale.

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

Interest: From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. As of October 30, 2004 we had no long term debt obligations.

Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For our most recent fiscal year ended January 31, 2004, revenues from international licensing comprised 26.1% of our consolidated revenues. For fiscal 2005, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $1.4 million, which represents 3.8% of the total revenues reported for the fiscal year ended January 31, 2004. Such change is not considered to represent a material effect on our results of operations or cash flow. All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro). For example, the royalty revenues from Tesco in our Third Quarter reflect a 12.5% favorable change in the exchange rate as compared to the exchange rate used in the comparable period last year. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Cherokee maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14 (c). Disclosure controls and procedures are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Cherokee’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Cherokee has carried out an evaluation, as of the end of the period covered by this report under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal controls. There have been no significant changes in Cherokee’s internal controls over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of holders of common stock during the Third Quarter.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14 promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14 promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Cherokee Inc. filed the following Current Reports on Form 8-K during the quarterly period ended October 30, 2004:

A Current Report on Form 8-K was filed on September 26, 2004 reporting that Mervyn’s had extended its licensing agreement with Cherokee for an additional three years through January 2008. In addition it was disclosed that a client of Cherokee’s had signed a licensing contract with a major domestic retailer, and that Cherokee, pursuant to its consulting agreement with its client, would earn a fee based upon the percentage of the royalty revenues received by its client from this contract.

In addition to that noted above, Cherokee Inc. filed the following Current Reports on Form 8-K during the nine month period ended October 30, 2004:

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

Dated: December 6, 2004

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis
Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle
Chief Financial Officer