Form 10-K
period 2005-01-29
CHEROKEE INC
filed 2005-04-14
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005 or

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

As of March 31, 2005, the registrant had 8,698,409 shares of its common stock, par value $.02 per share, issued and outstanding.

As of July 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $174.0 million (computed on the basis of the last trade of the common stock on the NASDAQ National Market on July 30, 2004).

Documents Incorporated by Reference:

Certain portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2005, are incorporated by this reference into Part III as set forth herein.

CHEROKEE INC.
INDEX

i

PART I

Item 1.                        BUSINESS

Introduction

Cherokee Inc. (which may be referred to as we, us or our) is in the business of marketing and licensing the Cherokee, Sideout and Carole Little brands and related trademarks and other brands we own or represent. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the world. Our operating strategy emphasizes domestic and international retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise in their respective territories.

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values. The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997. The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002. These brands are recognized women’s brands that we have begun to market in apparel, accessories and home products. As of January 29, 2005, we had eleven continuing license agreements covering both domestic and international markets. None of our continuing license agreements expire in 2005.

Our retail direct licensing strategy is premised on the proposition that around the world nearly all aspects of the moderately priced apparel, footwear and accessories business can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, we believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as our brands, than through carrying strictly private label goods or branded products from third-party vendors. Our strategy globally is to capitalize on these ideas by licensing our portfolio of brands (and brands we represent) primarily to large and growing retailers, such as Target Stores and TJX Companies in the U.S., Tesco and Carrefour in Europe, and Bolderway in China, who work in conjunction with us to develop merchandise for their stores.

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

In addition to acquiring brands and licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying licensees or licensors for their brands or stores. Generally, when representing a brand on an exclusive basis, we perform a range of services, including marketing of brands, solicitation of licensees, and other related services. In return for our services we normally charge a certain percentage of the net royalties generated by the brands we represent and manage. For example, in 2000 we introduced Mossimo to Target Stores, and in 2003 we introduced the HouseBeautiful brand to May Company department stores.

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

Overview of Licensing Business

The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional, wholesome values. We acquired the Sideout brand and related trademarks, which represent a young active lifestyle, in November 1997. See “Sideout Agreement” below. Our primary emphasis for the past seven years has been directed toward domestic and international retail direct and wholesale licensing. As of January 29, 2005, we had eleven continuing license agreements covering both domestic and international markets, five of which pertained to the Cherokee brand.

Our license agreements are with retailers, wholesalers and global trading companies on an exclusive or non-exclusive basis. Of our eleven licensing agreements, seven are with domestic or international retailers, one is with an international wholesaler, and three are brand representations with contracts with domestic retailers. In retail direct licensing, we grant retailers a license to use the trademarks on certain categories of merchandise. Although in some cases we may provide design direction, most of our licensees modify or amplify the designs or create their own designs to suit their seasonal, regional and category needs. In all cases, all products are subject to our pre-approved packaging, graphics and quality control standards. The retailer is responsible for designing and manufacturing the merchandise. We refer to this practice as our “retail direct” licensing strategy. Wholesale licensees manufacture and import various categories of apparel, footwear and accessories under our trademarks and sell the licensed products to retailers. Our retail, wholesale and international license agreements provide us with final approval of pre-agreed upon quality standards, packaging and, in most cases, marketing of licensed products. We have the right to conduct periodic quality control inspections to ensure that the image, quality and packaging of licensed products remain consistent. We will continue to solicit new licensees through our executive employees as well as using outside consultants.

Our current business strategy is to maximize the value of our existing and future brands by marketing them in a manner that recognizes the relative market power, in different areas of the world, of the various participants—manufacturer, wholesaler and retailer—in the chain of supply to the ultimate consumer. In the United States, market power and accompanying economies of scale are generally held by a few dominant retailers of moderately priced merchandise, and, accordingly, in the United States we have pursued our retail direct licensing strategy. In contrast to the retail market in the United States, as well as in Canada, in selected international markets we have sought to develop our brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets. Finally, in some countries, we believe that an owner or licensee of one or more well-known U.S. brands may have the opportunity to become a dominant, vertically integrated manufacturer/retailer of branded apparel, footwear and accessories. Accordingly, in those countries we have begun to pursue licensing agreements or strategic alignments whereby our brands can become the basis for such a vertically integrated manufacturer/retailer. These various licensing strategies permit us to operate with minimal working capital, very low capital expenditures (other than those associated with acquiring new brands and related trademarks, maintaining our trademark registrations in certain countries, and modest replacement costs of our fixed assets), no production or manufacturing costs, significantly reduced design, marketing, distribution and other operating expenses, and a small group of core employees.

United States Licensing

Our retail direct licensing strategy is premised on the proposition that in the United States nearly all aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. We believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly designing, sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than through carrying strictly private label goods or branded products from third-party vendors. We also expect that the enhanced profitability to retailers of private label products and in-store brands, coupled with the substantial marketing costs to establish and maintain a widely recognized apparel brand, will continue to increase the desirability to retailers of well-established brands with broad appeal. Our primary strategy in the United States is to capitalize on these trends by licensing our portfolio of brand names directly to retailers, who, working in conjunction with us, develop merchandise for their stores, and to augment that portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

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

•       luggage, sports bags and backpacks;

•       home textiles;

•       domestics and home decor products;

•       home furnishings;

•       sporting goods; and

•       cosmetics, bath and body products.

Some of the above-listed categories were subject to license agreements between us and third parties, which expired prior to or during our fiscal year ended January 29, 2005 (“fiscal 2005”). The Amended Target Agreement provides that upon the expiration or termination of such agreements, the categories of merchandise subject to such agreements will become exclusive to Target Stores in the United States. Due to the broad nature of the rights granted to Target Stores in the United States, and the restrictions contained in the Amended Target Agreement, we cannot enter into new retail or wholesale licensing agreements in the United States with respect to the Cherokee brand, except for retail license agreements for cosmetics, bath and body products with several drug store chains.

The initial term of the Amended Target Agreement commenced on February 1, 1998 through January 31, 2004. The Amended Target Agreement provides that if Target Stores is current in its payments of the minimum guaranteed royalty under the agreement, then the term of the agreement will automatically renew for the fiscal year ending in 2005, and will continue to automatically renew for successive fiscal year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year and Target Stores does not give notice of its intention to terminate the agreement. In February 2005, Target Stores elected to allow the term of the Amended Target Agreement to be renewed for one additional year. As a result, the term of the Amended Target Agreement currently continues through January 2007 and remains subject to the automatic renewal provisions described above. Target Stores may terminate the Amended Target Agreement effective February 2007 if it gives us written notice of its intent to do so by February 28, 2006, and may terminate at the end of any fiscal year thereafter, if it gives us written notice of its intent to do so during February of the calendar year prior to termination.

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

Royalty revenues from our Cherokee brand at Target Stores were $19.3 million during our fiscal year ended February 3, 2001, $20.7 million during our fiscal year ended February 2, 2002, $21.4 million during fiscal 2003, $20.6 million during fiscal 2004, and $20.0 million during fiscal 2005, which, due to the growth of our royalty revenues from our international licensees during this period, accounted for 68%, 67% , 65%, 57% and 51% respectively, of our consolidated revenues during such periods. Royalty revenues in fiscal 2005 from Target Stores were 222% of the guaranteed minimum royalty under the Amended Target Agreement. See “Risk Factors.”

Our retail direct licensees for the Sideout brand continued to achieve good results from sales of merchandise bearing the Sideout brand. Categories of merchandise under license include men’s, women’s and children’s sportswear, accessories, luggage, sports bags and backpacks, skin care products and hats. During fiscal 2005, royalty revenues from retail direct licensees for the Sideout brand totaled $2.9 million as compared to $2.9 million during fiscal 2004. During fiscal 2005, our non-exclusive United States retail direct licensees for the Sideout brand included Mervyn’s and Bob’s Stores. The term of our agreement with Mervyn’s was extended in October 2004 and currently continues until January 31, 2008. In fiscal 2004, Bob’s Stores was acquired by TJX Companies Inc. Our agreement with Bob’s Stores expired on January 31, 2005. We continue to actively pursue our retail direct licensing strategy to further develop the Sideout brand in the United States.

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

Generally, royalties on non-exclusive domestic retail licenses vary as a percent of the retailer’s net sales of licensed products and may decrease depending on the retailer’s annual sales of licensed products and the retailer’s guaranteed annual sales of licensed products. As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, certain of our royalty agreements are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by our licensees during each fiscal year. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded. As a result, our royalty revenues as a percentage of our licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

During fiscal 2005, we received $23.1 million in aggregate royalties from our United States retail direct license agreements (excluding revenues from Mossimo), which accounted for 59% of our consolidated revenues during such period.

International Licensing

We will continue to seek to develop in several international markets both our Cherokee and Sideout brands and other brands we own or represent through retail direct, master or wholesale licenses with manufacturers or other companies that have market power and economies of scale in their respective markets.

On August 22, 1997, we entered into an exclusive international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise, including women’s, men’s and children’s apparel and footwear, women’s intimate apparel, fashion accessories, home textiles, cosmetics and recreational products. The term of the agreement was for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Royalty revenues from Zellers totaled $3.1 million during fiscal 2005 and $3.3 million during fiscal 2004. In 2003 Zellers renewed their agreement for an additional five year period, through January 31, 2008. Under the terms of the renewal, Zellers agreed to pay us a minimum guaranteed royalty of $15.6 million over the new five-year term under the same conditions of the original agreement. Zellers has the option to renew this agreement for an additional five years beyond the most recent renewal.

In early September 2000, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with France based Carrefour Group. As of January 29, 2005 the Carrefour Group had the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in Spain, Italy, France, Greece, Portugal, Poland, Czech Republic, Columbia and Turkey. The Carrefour Group pays us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries, which includes a minimum annual guaranteed royalty. Royalty revenues from the Carrefour Group totaled $818,000 in fiscal 2005 and $691,000 in fiscal 2004, and the majority of licensing revenues emanates from Spain, with retail sales of Cherokee branded products approaching $25.0 million. The remainder of the sales volume is derived from varied participation in the other countries ranging from tests to limited category participation. If the Carrefour Group exceeds certain retail sales thresholds for Cherokee branded products, then the scope of the agreement will be automatically expanded to grant the Carrefour Group the exclusive right to manufacture, promote, sell and distribute products bearing the Cherokee brand in a number of other European and South American not already covered by the agreement. As an incentive for Carrefour Group to expand its sales of Cherokee branded products into other countries, we agreed to waive the royalty commitment during the initial six-month start-up period for any added countries. The initial term of the agreement was to expire December 31, 2003, but was renewed in July 2003 for three more years, through December 31, 2006. If the Carrefour Group meets certain retail sales thresholds with respect to Cherokee branded products, then the Carrefour Group may extend the agreement indefinitely for successive three-year terms. There can be no assurances that future royalties from Carrefour Group will be significant.

On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Great Britain’s Tesco Stores Limited. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. Royalty revenues from Tesco totaled $8.9 million in fiscal 2005 as compared to $5.3 million during fiscal 2004. Tesco also has a right to add a number of other countries to the territories covered by the agreement, assuming we have not already entered into exclusive licensing agreements covering such countries, and subject to the existing rights given to the Carrefour Group. In January 2004, we granted Tesco the rights to Taiwan, Korea, Malaysia, Thailand, Slovakia, and Hungary, and we currently expect that Tesco will begin selling Cherokee branded products in these territories sometime during fiscal 2006. The initial term of the agreement was set to expire on January 31, 2005, but the agreement was automatically extended for three years to January 31, 2008 based upon the retail sales thresholds achieved by Tesco during fiscal 2005.

Including the Carrefour Group and Tesco agreements, as of January 29, 2005, we had four international license agreements for the Cherokee brand (Carrefour, Tesco, Zellers and Grupo Aviara). In January 2004, Cherokee entered into a wholesale license agreement for the Cherokee brand in Mexico with Grupo Aviara SA. The country of Mexico was previously part of our licensing agreement with Carrefour. We expect to continue to solicit additional licensees for the Cherokee brand in Asia, Europe and South America, subject to the Carrefour Group’s rights and Tesco’s rights under their respective agreements.

During fiscal 2005, with respect to the Sideout brand and related trademarks, we had three international licensing agreements with The Forzani Group, Sport Scheck and Guangdong Bolderway Trading Development Co. Ltd. Our agreements with Forzani and Sport Scheck expired during fiscal 2005. We have not received a meaningful amount of revenues from these contracts. In December 2002, we signed a multi year international licensing agreement with Shanghai Bolderway, Fashion Inc., a division of Guangdong Bolderway Trading Development Co., Ltd., covering a wide range of categories for the Sideout brand. These products launched in China in fiscal 2005. As a consequence of the expiration of our contracts with The Forzani Group and Sport Scheck during fiscal 2005, our sole remaining international licensing agreement for the Sideout brand for fiscal 2006 is with Guangdong Bolderway for the country of China and includes various product categories such as men’s, boy’s and women’s apparel and footwear.

During fiscal 2005, we received $13.1 million in aggregate royalties from our international license agreements, which accounted for 34% of our consolidated revenues during such period.

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

In addition to acquiring brands and licensing our own brands, we assist other companies in identifying licensees for their brands. Generally, in representing brands, we perform a range of services including marketing of brands, solicitation of licensees, contract negotiations and administration and maintenance of license or distribution agreements. In return for our services, we normally receive a certain percentage of the net royalties generated by the brands we represent and sign to a license agreement.

For example, during fiscal 2001 we assisted Mossimo in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive a fixed percentage of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2005, the agreement between Mossimo and Target was renewed until January 31, 2008, but continues to contain early termination provisions. In fiscal 2003 we assisted House Beautiful in locating May Company Department Stores as a licensee of the House Beautiful brand. In addition, during our third quarter ended October 30, 2004 we assisted the brand Latina in locating a large domestic retailer as a licensee of the Latina brand. Other active consulting agreements include Shabby Chic and HotKiss, among others.

During fiscal 2005 we reported revenues from Mossimo of $2.4 million, and payment was received in a timely manner. During fiscal 2003 and 2004, we recognized revenues from Mossimo of $2.7 million and $2.5 million, respectively, which does not include interest on such amounts owing. However, Mossimo refused to pay the $5.2 million in aggregate finder’s fees due to us from fiscal 2003 through fiscal 2004. An arbitration was held between the parties in mid-October, 2002 on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the finder’s agreement. This interim award was reaffirmed in total in a final award dated January 16, 2003 of over $2.9 million. This final arbitration award stated that Cherokee was owed $2.4 million in finder’s fees from Mossimo, plus $420,272 in legal fees plus $95,305 of interest. On June 17, 2003, the Los Angeles Superior Court confirmed the arbitration award and entered judgment in Cherokee’s favor in the total amount of nearly $3.1 million, which included the past money due to us from the final arbitration award, plus additional interest expense from January 2003 to June 17, 2003. Mossimo then appealed this judgment to the Appellate Court. In conjunction with the appeal, Mossimo posted financial security satisfactory to the court of over $4.5 million, which is equal to one and one half times the amount of the Judgment. The appeal was heard by the Appellate Court on December 12, 2003 and on January 2, 2004 the Appellate court ruled in Cherokee’s favor and upheld the lower court’s finding. On February 6, 2004 Mossimo asked the California Supreme Court to review the unanimous decision of the California Court of Appeal. This appeal was denied on March 17, 2004. Shortly thereafter, Cherokee and Mossimo began discussions about determining the total outstanding amounts owed to Cherokee in this matter (including interest at the statutory rate of 10% on all past revenues and previously awarded interest and legal fees outstanding), and in the afternoon on March 24, 2004 Mossimo presented Cherokee’s attorneys with a check for over $1.7 million along with a letter of release pertaining to the court deposit that Mossimo previously posted with the court (totaling over $4.5 million), which Cherokee subsequently received. This matter, including the reimbursement of nearly all of our legal expenses, was settled to our satisfaction during our second quarter ended July 31, 2004, and resulted in an unusually large amount of interest and other income being recognized during fiscal 2005, primarily as a result of the interest awarded to us on past amounts due which were subsequently paid during fiscal 2005.

During fiscal 2005, we recognized $2.7 million in aggregate royalties from other business opportunities (which includes revenues from Mossimo), which accounted for 7% of our consolidated revenues during such period.

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

On December 23, 1997, Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the “Secured Notes”), yielding 7.0% interest per annum and maturing on February 20, 2004. The proceeds from the sale of the Secured Notes were used to pay the special dividend to Cherokee stockholders described above. The Secured Notes subsequently have been paid in full out of royalties received under the Amended Target Agreement, with the final payment of principal and interest being made on February 20, 2004. During fiscal 2005, of the $20.0 million in royalty revenues from Target Stores, $2.6 million was paid to the holders of the Secured Notes (representing the final payment on the Secured Notes, which were retired on February 20, 2004), and the remainder of the royalty revenues were distributed to us. Spell C will continue to receive all royalties paid under the Amended Target Agreement but we expect all such royalties will be distributed to Cherokee.

Sideout Agreement

On November 7, 1997, we entered into an Agreement of Purchase and Sale of Trademarks and Licenses (the “Sideout Agreement”) with Sideout Sport Inc., pursuant to which we agreed to purchase all of Sideout Sport Inc.’s trademarks, copyrights, trade secrets and associated license agreements. Steven Ascher, a former Executive Vice President who left the Company in November of 2003, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc. The trademarks acquired from Sideout Sport Inc. include, among others, Sideout® and Sideout Sport®. Pursuant to the Sideout Agreement, we paid $1.5 million at the closing of the acquisition and agreed to pay an additional $500,000 upon release of liens on the assets that were purchased. Most of the liens have since been released and $495,000 of the $500,000 holdback has been paid. Under the terms of the Sideout Agreement, we will also pay Sideout Sport Inc., on a quarterly basis, contingent payments of 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligation to pay Sideout Sport Inc. During fiscal 2005 we made payments of $163,000 under the Sideout Agreement, and since January 1999 we have paid in total over $4.8 million in contingent payments under the Sideout Agreement. We made our last payment due under this agreement in our third quarter ended October 30, 2004.

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

Competition

Royalties paid to us under our licensing agreements are generally based on a percentage of the licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne and VF Corp. and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver,

Mossimo, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Companies such as Mossimo and Martha Steward Living Omnimedia Inc. have entered into, and other companies owning established trademarks could also enter into, similar arrangements with retailers. See “Risk Factors.”

Employees

As of January 29, 2005, we employed sixteen persons. None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne and VF Corp. and private label brands such as Faded Glory, Arizona and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Mossimo, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. Other companies owning established trademarks could also enter into similar arrangements with retailers.

Our business is dependent on Target Stores, which accounted for 51% of our consolidated licensing revenues in fiscal 2005.

During fiscal 2005, 51% of our licensing revenues were generated from a single source, Target Stores, a division of Target Corp. See “Business—United States Licensing.” The term of the Amended Target Agreement currently extends until January 31, 2007 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater then $9.0 million for the preceding fiscal year. If Target Stores elects to terminate the agreement, effective after January 31, 2007 or at any other time, it would have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores. Nonetheless, we could suffer substantially decreased royalty revenues under the Amended Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties required under such agreement.

We are dependent on our intellectual property and we cannot assure you that we will be able to successfully protect our rights.

We hold various trademarks including Cherokee, Sideout and others in connection with apparel, footwear and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in numerous other countries. We also hold several trademark applications for Cherokee and Sideout in several countries. We monitor on an ongoing basis unauthorized filings of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. While we currently have the resources to pursue or defend most infringement claims, any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

We are dependent on our key management personnel.

Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Chairman and Chief Executive Officer; Howard Siegel, our President; Sandi Stuart, our Executive Vice President, and Russell J. Riopelle, our Chief Financial Officer. Mr. Margolis is the primary person responsible for conceiving and implementing our overall business and marketing strategy in 1995, and the other executives are responsible for executing this strategy. Mr. Margolis has served as Chairman and Chief Executive Officer since December 1994 when we emerged from bankruptcy. As of March 25, 2005, Mr. Margolis was the beneficial owner of approximately 15.3% of our outstanding common stock.

We have a limited number of employees and Mr. Margolis’ and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. While Mr. Margolis’ services are provided pursuant to a management agreement with us, the other executives do not. Furthermore, Mr. Margolis’s agreement does not ensure Mr. Margolis’ continued services. The loss of the services of Mr. Margolis or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

The management agreement with our Chief Executive Officer contains provisions that provide for a substantial cash payment to our Chief Executive Officer upon breach or termination of the management agreement by us.

Mr. Margolis’ services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement. The current term of the management agreement ends February 1, 2007; however, the term may be extended indefinitely for additional one-year terms so long as we meet certain pre-tax earnings thresholds. If we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations there under, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year’s performance bonus under the management agreement. Mr. Margolis’ annual base compensation in fiscal 2005 was $734,000 and his performance bonus for fiscal 2005 was approximately $3.5 million. Based on the amounts paid for fiscal 2005, the lump sum payment owed upon such a termination would be approximately $12.6 million.

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

Although we have paid dividends during each of the four quarters of fiscal 2005 and during the first quarter of fiscal 2006, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.

Item 2.                        PROPERTIES

We lease a 14,700 square foot office facility in Van Nuys, California. On February 19, 2004, we exercised our remaining option and extended the term of the lease from August 1, 2004 through July 31, 2007. The monthly rent is $9,551. Our Van Nuys office is well maintained, adequate and suitable for our purposes.

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

During fiscal 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive a fixed percentage of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2003, the agreement between Mossimo and Target was renewed until January 31, 2006, but continues to contain early termination provisions. During fiscal 2003 and 2004, we recognized revenues from Mossimo of $2.7 million and $2.5 million, respectively, which does not include interest on such amounts owing. However, Mossimo refused to pay the $5.2 million in aggregate finder’s fees due to us from fiscal 2003 through fiscal 2004. An arbitration was held between the parties in mid-October, 2002 on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the finder’s agreement. This interim award was reaffirmed in total in a final award dated January 16, 2003 of over $2.9 million. This final arbitration award stated that Cherokee was owed $2.4 million in finder’s fees from Mossimo, plus $420,272 in legal fees plus $95,305 of interest. On June 17, 2003, the Los Angeles Superior Court confirmed the arbitration award and entered judgment in Cherokee’s favor in the total amount of nearly $3.1 million, which included the past money due to us from the final arbitration award, plus additional interest expense from January 2003 to June 17, 2003. Mossimo then appealed this judgment to the Appellate Court. In conjunction with the appeal, Mossimo posted financial security satisfactory to the court of over $4.5 million, which is equal to one and one half times the amount of the Judgment. The appeal was heard by the Appellate Court on December 12, 2003 and on January 2, 2004 the Appellate court ruled in Cherokee’s favor and upheld the lower court’s finding. On February 6, 2004 Mossimo asked the California Supreme Court to review the unanimous decision of the California Court of Appeal. This appeal was denied on March 17, 2004. Shortly thereafter, Cherokee and Mossimo began discussions about determining the total outstanding amounts owed to Cherokee in this matter (including interest at the statutory rate of 10% on all past revenues and previously awarded interest and legal fees outstanding), and in the afternoon on March 24, 2004 Mossimo presented Cherokee’s attorneys with a check for over

$1.7 million along with a letter of release pertaining to the court deposit that Mossimo previously posted with the court (totaling over $4.5 million), which Cherokee subsequently received in April. Shortly thereafter, on April 13, 2004 we declared a one-time special dividend of $4.3 million, or $0.50 per share from the majority of the proceeds received from the settlement of our litigation with Mossimo. This special dividend was paid on May 26, 2004. On May 21, 2004, we agreed to settle with Mossimo regarding the amount of legal fees due, and subsequently received an additional $375,000 from Mossimo. We recognized the additional $375,000 payment in other income in our second quarter ended July 31, 2004.

After settling the lawsuit in May 2004, Mossimo has paid us in a timely manner pursuant to and consistent with the terms of our contract. Furthermore, on February 1, 2005 Mossimo announced that Target Corporation had exercised its option to renew their current agreement with Mossimo, Inc., for an additional term of two years, thereby extending the term of the contract to January 31, 2008. Therefore, we believe that we will continue to receive our contractual share of the royalty revenues that Mossimo receives from Target through January 31, 2008.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our holders of common stock during the final quarter of fiscal 2005.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq National Market under the symbol CHKE. The table below sets forth for each of the fiscal quarters during our last two fiscal years the range of the high and low sale prices for our common stock and the cash dividends paid per share, if any.

	High	Low	Dividends Paid
Fiscal 2004
Quarter ended May 3, 2003	16.85	14.80	—
Quarter ended August 2, 2003	20.93	15.50	—
Quarter ended November 1, 2002	21.99	18.66	—
Quarter ended January 31, 2004	23.05	20.18	0.375
Fiscal 2005
Quarter ended May 1, 2004	23.45	19.76	0.375
Quarter ended July 31, 2004	25.21	22.95	0.92
Quarter ended October 30, 2004	28.65	23.08	0.42
Quarter ended January 29, 2005	35.66	28.14	0.50

On March 31, 2005, the latest sale price for our common stock, reported on the Nasdaq National Market System, was $33.48 per share. As of March 31, 2005, the approximate number of stockholders of record of our common stock was 109. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or approximately 11.5% of our outstanding common stock. Pursuant to this directive, since July 22, 1999, we have used cash of $5.5 million to repurchase and retire 607,800 shares of our common stock. During fiscal 2005 our Board of Directors authorized and approved the extension of the expiration date of our stock repurchase program from July 31, 2004 to January 31, 2006, and increased the number of shares which could currently be repurchased to a total of 800,000. During fiscal 2005 we did not repurchase any shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

On January 18, 2005, our Board of Directors declared a $0.50 per common share dividend which was paid on March 15, 2005 to shareholders of record as of March 1, 2005. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee’s Board of Directors.

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

	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net revenues	$38,928	$36,312	$33,143	$30,674	$28,281
Selling, general and administrative expenses	10,735	11,118	9,281	8,393	7,749
Amortization of trademarks	1,025	991	667	534	396
Operating income	27,168	24,203	23,195	21,747	20,136
Interest expense	22	693	1,335	1,960	2,573
Investment and interest income	(774)	(491)	(245)	(292)	(430)
Income before income taxes	27,920	24,001	22,105	20,079	17,993
Income tax expense	10,754	9,840	9,087	8,020	7,227
Net income	$17,166	$14,161	$13,018	$12,059	$10,766
Basic earnings per share	$1.98	$1.70	$1.58	$1.47	$1.29
Diluted earnings per share	$1.97	$1.68	$1.54	$1.46	$1.29
Cash dividends per share	$2.22	$.38	$—	$—	$—

	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Balance Sheet Data:
Working capital (deficiency)	$11,442	$15,701	$1,619	$(287)	$(2,263)
Total assets	31,193	34,627	29,063	24,256	19,413
Long-term debt, net of current maturities	—	—	2,141	11,510	20,255
Stockholders’ equity (deficit)	22,023	27,158	11,767	(1,760)	(15,070)

Notes to Selected Financial Data

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-K include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target Stores and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent and the outcome of our dispute with Mossimo. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines both within and outside of Target Stores, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee, Sideout and Carole Little branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel, any adverse determination of claims, liabilities or litigation, and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under “Item 1. Business—Risk Factors” as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially effect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

In November 1997, we reaffirmed our strategic relationship with Target Stores, a division of Target Corp., by entering into the Amended Target Agreement, which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. See “Item 1. Business—United States Licensing.” Under the Amended Target Agreement, Target Stores will pay a royalty each fiscal year during the term of the agreement based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $10.5 million for the fiscal years ending February 1, 2003 and January 31, 2004, and $9.0 million for the year ended January 29, 2005 and each fiscal year thereafter, if any, that the term of Amended Target Agreement is extended. In February 2005, Target Stores elected to allow the term of the Amended Target Agreement to be renewed for one additional year. As a result, the term of the Amended Target Agreement currently continues until January 31, 2007 and remains subject to the automatic renewal provisions. Under the Amended Target Agreement, in most cases, we or Spell C must receive Target Stores’ consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the agreement. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand in several international markets through retail direct or wholesale licenses with manufacturers or other companies that have market power and economies of scale in the respective markets.

Target Stores currently has approximately 1,300 stores in the United States and has publicly announced that it expects to open additional stores in the next twelve months. We hope that these additional stores will result in an increase in the overall sales volume of Cherokee branded products sold by Target Stores; however, there can be no assurance that overall sales volume will increase. Sales of Cherokee branded product at Target Stores declined in fiscal 2005 by 4.9% to $1.8 billion, which we attribute to changes in the mix and placement of Cherokee branded products within Target Stores. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. The Amended Target Agreement, however, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. In fiscal 2005 Target Stores reached the maximum royalty rate reduction in the third quarter. We believe that for fiscal 2006 our royalty revenues from Target Stores will continue to be somewhat flat or similar to that achieved in fiscal 2005, and we are not able to predict how this trend may specifically impact our quarterly revenues. However, pursuant to our contractual royalty rate reductions as certain sales volume thresholds are achieved, in terms of future royalty revenues that we expect to receive from Target, we expect that our first quarter will continue to be our largest quarter; our second quarter to be our next largest quarter, our fourth quarter to be our next largest quarter, and our third quarter to be our smallest quarter—which is consistent with our historical results.

As part of a recapitalization that occurred in September 1997, we sold to Spell C, our wholly owned subsidiary, all of our rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of our rights in the Amended Target Agreement in exchange for the proceeds from the sale of the Secured Notes. See “Item 1. Business—Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes.” On December 23, 1997, Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the “Secured Notes”), yielding 7.0% interest per annum and maturing on February 20, 2004. The proceeds from the sale of the Secured Notes were used to pay a special dividend to Cherokee stockholders. The Secured Notes subsequently have been paid in full out of royalties received under the Amended Target Agreement, with the final payment of principal and interest being made on February 20, 2004. During fiscal 2005, of the $20.0 million in royalty revenues from Target Stores, $2.6 million was paid to the holders of the Secured Notes, and the remainder of the royalty revenues were distributed to us. Spell C will continue to receive all royalties paid under the Amended Target Agreement but we expect all such royalties will be distributed to Cherokee.

Target Stores commenced the initial sales of Cherokee branded merchandise in July 1996. Royalty revenues from our Cherokee brand at Target Stores were $19.3 million during fiscal 2001, $20.7 million during fiscal 2002, $21.4 million during fiscal 2003, $20.6 million during fiscal 2004, and $20.0 million during fiscal 2005, which accounted for 68%, 67%, 65%, 57% and 51% respectively, of our consolidated revenues during such periods. While all royalties paid under the Amended Target Agreement appear in our consolidated financial statements, since the issuance of the Secured Notes in 1998 until their maturity on February 20, 2004, a large percentage of such royalties were distributed to the holders of the Secured Notes. During fiscal 2005, of the $20.0 million in royalty revenues received from Target Stores, $2.6 million was paid to the holders of the Secured Notes. This $2.6 million was the final payment due to the holders of the Secured Notes, and the Secured Notes were retired on February 20, 2004. The revenues generated from all other licensing agreements during fiscal 2001 were $9.0 million, during fiscal 2002 were $10.0 million, during fiscal 2003 were $11.7 million, during fiscal 2004 were $15.7 million, and during fiscal 2005 were $18.9 million, which accounted for 32%, 33%, 35%, 43% and 49%, respectively, of our revenues during such periods.

In November 1997, we purchased the Sideout brand and related trademarks from Sideout Sport, Inc. for approximately $2.0 million and a portion of the future royalties generated by the Sideout brand. Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc. on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligation to pay Sideout Sport Inc. During fiscal 2005, we made additional contingent payments of $0.2 million under the Sideout Agreement, with the last payment under this agreement being made in our third quarter ended October 30, 2004. Since January 1999, we have paid, in total, approximately $4.8 million in contingent payments under the Sideout Agreement. The Sideout brand generated licensing revenues from existing contracts of approximately $3.0 million during fiscal 2005, which accounted for approximately 7.6% of our revenues during such period. See “Item 1. Business Sideout Agreement.”

As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year. The royalty rate reductions do not apply retroactively to sales since the beginning of the year. As a result, our royalty revenues as a percentage of our licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

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

In addition to licensing our own brands, we assist other companies in identifying licensees for their brands. For example, during fiscal 2001 we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive a fixed percentage of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2005, the agreement between Mossimo and Target was renewed until January 31, 2008, but continues to contain early termination provisions. During fiscal 2003 and 2004, we recognized revenues from Mossimo of $2.7 million and $2.5 million, respectively, but Mossimo refused to pay such amounts. We instituted arbitration against Mossimo to collect the amount of finder’s fees owed to us, together with interest on such amounts, which arbitration and lawsuit eventually led to a judgment in our favor for collection of all such amounts. See “Item 1. Business—Other Businesses and Brand Opportunities.” We also have provided our brand representation services for other brands, including HouseBeautiful and Latina.

As of November 29, 1999, we and The Newstar Group, d/b/a The Wilstar Group (“Wilstar”) entered into a Second Revised and Restated Management Agreement which revised and restated the terms under which Wilstar agreed to continue to provide us with the executive management services of our Chief Executive Officer Robert Margolis. Mr. Margolis is currently the sole stockholder of Wilstar. On January 3, 2001, Wilstar assigned the management agreement to Mr. Margolis. Pursuant to the terms of the management agreement, Mr. Margolis is to receive a base salary which is subject to annual cost of living increases. During fiscal 2005 Mr. Margolis’ base salary totaled $734,000. Mr. Margolis is also eligible for annual performance bonuses.

The management agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2005 we accrued a bonus of $3.5 million for Mr. Margolis, and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase.

In 1997, our Board changed our fiscal year end to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align us with our licensees who generally also operate and plan using such a fiscal year. Prior to this change our fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest May 31. As a result, our 2001 fiscal year (“fiscal 2001”) ended February 3, 2001 and included 53 weeks, our 2002 fiscal year (“fiscal 2002”) ended February 2, 2002 and included 52 weeks, our 2003 fiscal year (“fiscal 2003”) ended February 1, 2003 and includes 52 weeks, our fiscal 2004 (“fiscal 2004”) ended January 31, 2004 and included 52 weeks, and our fiscal 2005 (“fiscal 2005”) ended January 29, 2005 and included 52 weeks.

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

•       Contingencies and Litigation.   We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. Management makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

•       Stock Options.   As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our stock options and other stock-based employee awards. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, are disclosed in Note 2 of the notes to the financial statements. If we had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, our net income for the fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003 would have been reduced by $402,000, $183,000, and $188,000, respectively.

Results of Operations

The following table sets forth for the periods indicated certain of our consolidated financial data.

	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003
Royalty revenues	$38,928,000	$36,312,000	$33,143,000
Selling, general, administrative and amortization expenses	11,760,000	12,109,000	9,948,000
Operating income	27,168,000	24,203,000	23,195,000
Interest income (expense) and other income, net	752,000	(202,000)	(1,090,000)
Income tax provision	10,754,000	9,840,000	9,087,000
Net income	$17,166,000	$14,161,000	$13,018,000

Fiscal 2005 compared to Fiscal 2004

In fiscal 2005,our revenues increased 7.2% to $38.9 million from $36.3 million for fiscal 2004. Revenues for fiscal 2005 and fiscal 2004 were generated from licensing our trademarks to retailers and wholesalers, and also from representing other brands in licensing agreements. Revenues from our Cherokee brand at Target Stores for fiscal 2005 and fiscal 2004 were $20.0 million or 51% of revenues and $20.6 million or 57% of revenues, respectively. Revenues from all other sources for fiscal 2005 and fiscal 2004 were $18.9 million or 49% of revenues and $15.7 million or 43% of revenues, respectively. In fiscal 2005, Mervyn’s revenues declined for the Sideout brand and Mervyn’s paid royalties of approximately $2.85 million in fiscal 2005 compared to $2.9 million in fiscal 2004. Our international licensing revenues were $13.1 million in fiscal 2005 compared to $9.3 million in fiscal 2004. Cherokee products were launched in Tesco stores in fall 2002 and Carrefour stores in spring 2002. Revenue from Tesco (U.K. and Ireland) was $8.9 million in fiscal 2005 as compared to $5.3 million in fiscal 2004. Revenue from Carrefour stores was $0.8 million in fiscal 2005 and $0.7 million in fiscal 2004. Zellers paid royalties of approximately $3.1 million in fiscal 2005 compared to $3.3 million in fiscal 2004 due to lower sales volume of Cherokee branded products. In fiscal 2005, our revenues included $2.4 million from Mossimo Inc. compared to $2.5 million for fiscal 2004. In addition, as described previously, we favorably settled our lawsuit with Mossimo during fiscal 2005 and received all of the past finder’s fees from Mossimo which were previously outstanding, along with reimbursement of nearly all of our legal expenses and we also received interest income calculated upon the statutory legal rate of interest upon the outstanding amounts. See “Item 3—Legal Proceedings.” During fiscal 2005, royalty revenues from various other retail direct and wholesale licensing agreements totaled $0.6 million as compared to $1.0 million in fiscal 2004.

We believe that our future revenues from Target and Zeller’s may remain relatively stable to those reported in fiscal 2005, but we do not have direct oversight or involvement in the manufacturing, marketing or sales of the ultimate branded product, and hence do not have the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. We are unsure how our future revenues from Mervyn’s will trend, as Target recently sold Mervyn’s to a private equity group, which may decide to sell off some of the Mervyn’s locations. However, during fiscal 2005 Mervyn’s extended our contract for an additional 3 years, until January 31, 2008. Based on Tesco’s growth in sales of Cherokee branded products in the last year and Tesco’s expressed interest in continuing to promote the Cherokee brand in several new territories, we believe that our future revenues from Tesco may continue to grow.

Our revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $7.6 million and $13.0 million at the end of fiscal 2005 and fiscal 2004, respectively, included an accrual for royalty revenues earned during the fourth quarters of fiscal 2005 and fiscal 2004 and these revenues were subsequently received in the following quarter. Our trade receivable balance at the end of fiscal 2004 also included over $6.2 million in outstanding accounts receivable for Mossimo, which we subsequently received in our first and second quarters of fiscal 2005.

All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro). For example, the royalty revenues from Tesco for Fiscal 2005 reflect a 9.4% favorable change in the weighted average exchange rate for fiscal 2005 as compared to the weighted average exchange rate used in the comparable period last year. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues from our international licensees.

Selling, general and administrative expenses including amortization of trademarks for fiscal 2005 were $11.8 million or 30.2% of revenues compared to $12.1 million or 33.3% of revenues for fiscal 2004. Selling, general and administrative expenses in fiscal 2005 were below that of fiscal 2004, and included the following changes: (i) total bonus expenses increased to $4.2 million in fiscal 2005 from $3.8 million in fiscal 2004; (ii) there were less than $100,000 of severance expenses for fiscal 2005, as compared to $575,000 in fiscal 2004; (iii) expenses pertaining to compliance with Sarbanes-Oxley Section 404 during fiscal 2005 totaled approximately $100,000, as compared to $0 in fiscal 2004; (iv) amortization of our trademarks for fiscal 2005 increased to $1.025 million from $991,000 in fiscal 2004; and (v) total marketing expenses increased by about $300,000 in fiscal 2005 as compared to that incurred in fiscal 2004. In addition, we incurred significantly lower legal expenses in fiscal 2005 of approximately $250,000 as compared to the fiscal 2004 total legal expenses of over $590,000, the majority of which was related to the Mossimo lawsuit which was settled favorably in fiscal 2005. See “—Overview,” “Item 3. Legal Proceedings.” Amortization expenses are expected to increase as a result of the acquisition of the CL Fashion trademarks, the Sideout contingent payments (which ended with our last payment in our third quarter ended October 30, 2004), and the continuing purchase of other trademarks and registration and renewal fees that are capitalized. Management and staff bonus expenses will continue to rise if our EBITDA continues to rise.

Our interest expense for fiscal 2005 was negligible, as compared to $0.7 million in fiscal 2004. The interest expense in fiscal 2005 is attributable to the interest on the Secured Notes (which were retired in February 2004) and the amortization of costs incurred in establishing our new bank credit facility. The interest expense for fiscal 2004 was attributable to the Secured Notes and the amortization of securitization fees. We may incur modest amounts of future interest expense depending upon the amount of future bank debt outstanding under our $5.0 million Bank Agreement entered into in March 2004.

Our investment, interest and other income for fiscal 2005 was $774,000 as compared to $491,000 for fiscal 2004. The increase in investment and interest income is due to interest awarded by the Court on the amounts owed by Mossimo, and also the reimbursement of certain legal expenses previously incurred in relation to the Mossimo legal proceedings. See “Item 3. Legal Proceedings.”

For fiscal 2005, we booked for generally accepted accounting principles a tax provision of $10.8 million, or $1.23 per diluted share, compared to $9.8 million or $1.17 per diluted share for fiscal 2004.

Our effective tax rate was 38.5%, for fiscal 2005 and 41.0% for fiscal 2004. The 2.5% decrease in the effective tax rate is primarily due to the Company obtaining approval from the California Franchise Tax Board for classification as a franchisor for state franchise tax reporting purposes. This characterization allows certain income to be excluded from California state income tax. This change had two effects on the effective tax rate in fiscal 2005: (i) the Company received refunds of approximately $367,000 for previously paid taxes for the years that were “open” under the statute of limitations, which amount was partially offset by federal income tax due on the state tax refunds; and (ii) the tax provision for fiscal 2004 tax returns and fiscal 2005 tax was computed to conform to the new tax reporting method.

Our net income for fiscal 2005 was $17.2 million, or $1.97 per diluted share, as compared to a net income of $14.2 million or $1.68 per diluted share for fiscal 2004.

Fiscal 2004 compared to Fiscal 2003

In fiscal 2004, our revenues increased 9.6% to $36.3 million from $33.1 million for fiscal 2003. Revenues for fiscal 2004 and fiscal 2003 were generated from licensing our trademarks to retailers and wholesalers, and also from representing other brands in licensing agreements. Revenues from our Cherokee brand at Target Stores for fiscal 2004 and fiscal 2003 were $20.6 million or 57% of revenues and $21.4 million or 65% of revenues, respectively. Revenues from all other sources for fiscal 2004 and fiscal 2003 were $15.7 million or 43% of revenues and $11.7 million or 35% of revenues, respectively. In fiscal 2004, Mervyn’s revenues declined for the Sideout brand and Mervyn’s paid royalties of approximately $2.9 million in fiscal 2004 compared to $3.0 million in fiscal 2003. Our international licensing revenues were $9.4 million in fiscal 2004 compared to $5.8 million in fiscal 2003. Cherokee products were launched in Tesco stores in fall 2002 and Carrefour stores in spring 2002. Revenue from these licensees was $5.2 million and $691,000, respectively, in fiscal 2004. Zellers paid royalties of approximately $3.3 million in fiscal 2004 compared to $3.4 million in fiscal 2003 due to lower sales volume of Cherokee branded products. During fiscal 2004, royalty revenues from wholesale licensing agreements totaled $87,000 compared to $98,000 for fiscal 2003. In fiscal 2004, our revenues included $2.5 million from Mossimo Inc. compared to $2.7 million for fiscal 2003. However, as described previously, Mossimo refused to pay the total $5.2 million in finder’s fees during fiscal 2004 and fiscal 2003 and during that time we had no provision for reserves against the accounts receivable outstanding from Mossimo. The Mossimo lawsuit was subsequently settled in fiscal 2005, and we received all of the monies owed to us, including interest allowable, along with the reimbursement of most of our legal expenses incurred. See “Item 3—Legal Proceedings.”

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

Selling, general and administrative expenses including amortization of trademarks for fiscal 2004 were $12.1 million or 33.3% of revenues compared to $10.0 million or 30.0% of revenues for fiscal 2003. Selling, general and administrative expenses in fiscal 2004 increased primarily due to increases in bonus expense, which increased to $3.9 million, approximately $200,000 more than the 2003 total of $3.7 million; severance expenses for the separation of a former executive of approximately $575,000 (there were no severance expenses for 2003); amortization of our trademarks for 2004, which increased to $991,000 as compared to $667,000 in 2003—primarily due to increased amortization from the Carole Little trademarks acquired near the end of fiscal 2003; and total marketing expenses, which increased by about $100,000 in fiscal 2004 as compared to fiscal 2003. In addition, we incurred total legal expenses of over $590,000, during fiscal 2004, which includes over $400,000 of legal expenses related to the Mossimo lawsuit, as compared to total legal expenses in fiscal 2003 of about $160,000. See “—Overview,” “Item 3. Legal Proceedings.” We expect to recover these legal fees from Mossimo once the lawsuit is finally settled. Amortization expenses are expected to increase as a result of the acquisition of the CL Fashion trademarks, Sideout contingent payments, and the purchase of other trademarks and registrations. Management and staff bonus expenses will continue to rise if our EBITDA continues to rise.

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

Fiscal 2003 compared to Fiscal 2002

In fiscal 2003, revenues increased 8.0% to $33.1 million from $30.7 million for fiscal 2002. Revenues for fiscal 2003 and fiscal 2002 were generated from licensing our trademarks and also from representing other brands in licensing agreements. Revenues from Target Stores for fiscal 2003 and fiscal 2002 were $21.4 million or 65% of revenues and $20.7 million or 67% of revenues, respectively. Revenues from all other sources for fiscal 2003 and fiscal 2002 were $11.7 million or 35% of revenues and $10.0 million or 33% of revenues, respectively. In fiscal 2003, Mervyn’s continued its expansion of the Sideout brand into other product categories and paid royalties of approximately $3.0 million compared to $2.7 million in fiscal 2002. Our international licensing revenues were $5.8 million in fiscal 2003 compared to $4.5 million in fiscal 2002. Cherokee products were launched in Tesco stores in fall 2002 and Carrefour stores in spring 2002. Revenue from these licensees was $1.9 million and $169,000, respectively, in fiscal 2003. Zellers paid royalties of approximately $3.4 million in fiscal 2003 compared to $3.8 million in fiscal 2002 due to lower sales volume of Cherokee branded products. During fiscal 2003, royalty revenues from wholesale licensing agreements totaled $98,000 compared to $113,000 for fiscal 2002. In fiscal 2003, our revenues included $2.7 million from Mossimo compared to $2.2 million for fiscal 2002. However, as described previously, Mossimo refused to pay the $2.7 million in finder’s fees during fiscal 2003 and we have made no provision for reserves against the accounts receivable outstanding from Mossimo. See “Item 3. Legal Proceedings.”

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

Liquidity and Capital Resources

Cash Flows.   On January 29, 2005 we had cash and cash equivalents of $11.0 million. On January 31, 2004 we had cash and cash equivalents of $5.9 million, which amount does not include restricted cash of $2.6 million which was used to retire the Secured Notes in February 2004. The increase in cash and cash equivalents of $5.1 million during fiscal 2005 is primarily attributable to the receipt of $6.4 million pertaining to outstanding receivables from Mossimo, a $3.0 million increase in net income over fiscal 2004, approximately $0.9 million in proceeds from the exercise of stock options (compared to $3.5 million in fiscal 2004), and a lower amount of trademark purchases (including registration and renewal costs) in fiscal 2005 of $0.4 million compared to $0.6 million in fiscal 2004, less the payment of dividends in fiscal 2005 totaling $19.2 million, as compared to $3.2 million in fiscal 2004.

During fiscal 2005, cash provided by operations was $23.8 million, compared to $13.9 million in fiscal 2004. The primary difference in cash provided by operations was the decrease in accounts receivable of $5.4 million in fiscal 2005, as compared to an increase of $3.1 million in fiscal 2004. Other differences in cash provided by our operations include a stock option tax benefit of $298,000 in fiscal 2005 as compared to $995,000 in fiscal 2004; $0 amortization for debt discount in fiscal 2005 as compared to $498,000 in fiscal 2004, and an increase in our prepaid expenses of $124,000 during fiscal 2005 as compared to an increase of $322,000 in fiscal 2004.

During fiscal 2005, cash provided by investing activities was $2.2 million, as compared to a use of cash of $0.6 million in fiscal 2004, and was primarily related to the decrease in restricted cash of $2.6 million in fiscal 2005. Trademark purchases, which includes trademark registration fees and renewal costs, totaled $381,000 in fiscal 2005 as compared to $590,000 in fiscal 2004. We also invested in property and equipment totaling $90,000 in fiscal 2005 as compared to $19,000 in fiscal 2004.

During fiscal 2005, cash used in financing activities was $20.9 million, as compared to $10.3 million in fiscal 2004. This included $0.9 million in fiscal 2005 of cash proceeds received from the exercise of stock options (as compared to $3.5 million in fiscal 2004), along with $2.6 million in final payments on the Secured Notes, as compared to $10.5 million in payments on the Secured Notes in fiscal 2004. In addition, during fiscal 2005, the Board of Directors declared and paid a total of $19.2 million in dividends, which included four quarterly dividends and also a special $0.50 per common share dividend paid in May 2004. In comparison, $3.2 million in dividends was paid in fiscal 2004. We did not repurchase any common stock during fiscal 2005 or fiscal 2004.

Uses of Liquidity.   Our cash requirements through the end of fiscal 2006 are primarily to fund operations, working capital, and at our discretion repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures.

In March 2004 we entered into a new $5.0 million Secured Loan Agreement (the “New Bank Facility”) with U.S. Bank National Association (“U.S. Bank), which currently expires on July 15, 2005. This New Bank Facility was entered into to provide us with greater working capital flexibility and liquidity for general corporate purposes, including the potential acquisition of brands or related properties which may be for sale. We may extend this facility for one year until July 2006.

In January 2005 we announced that we had retained UBS Investment Bank to assist our Board of Directors in considering possible strategic alternatives. Our Board believes that this is an opportune time for us to explore alternatives for enhancing stockholder value. No decision has been made as to whether the Company will engage in a transaction or transactions resulting from the Board’s consideration of strategic alternatives, and there can be no assurance that any transaction or transactions will occur or, if undertaken, the terms or timing thereof.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash and/or cash available for borrowing under our New Bank Facility.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period(a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Long-Term Debt(b)	$—		—		—	—	$—
Capital Lease Obligations	—		—		—	—	—
Operating Leases(c)	115,000		172,000		—	—	287,000
Unconditional Purchase Obligations	—		—		—	—	—
Other Long-Term Obligations	3,500,000	(d)(e)(f)	—	(d)(e)(f)	—	—	3,500,000	(d)(e)(f)
Total Contractual Cash Obligations	$3,615,000		172,000		—	—	$3,787,000

(a)           For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captions “Less than 1 year” starts January 30, 2005 and ends January 28, 2006.

(b)          Represents payments to the holders of the Secured Notes, which were retired on February 20, 2004.

(c)           Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2007.

(d)          Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2005 Mr. Margolis’s base salary was $734,000 and we accrued a bonus of $3.5 million for Mr. Margolis, which is payable within 60 days of our fiscal year end and is reflected in the table above. The $3.5 million bonus was paid in March 2005. If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year’s performance bonus under the management agreement. Based on the amounts paid for fiscal 2005, the lump sum payment owed upon such a termination would be approximately $12.6 million. See “Item 1. Business—Risk Factors.”

(e)           After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due. As of January 29, 2005 we had remaining costs of $2.3 million of our investment which had not yet been recovered. If royalty revenues collected from TJX continue at their current levels, we believe we would recover our remaining costs in approximately 4 years. Hence, we currently project that beginning in the year 2009 (our fiscal 2010) we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

(f)             Stated amount does not include any future payments pursuant to either the future bonuses earned pursuant to the management agreement with Mr. Margolis or our agreement with Ms. Little.

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

During fiscal 2005, we announced and paid dividends of $2.22 per share, including a one-time special dividend of $0.50 per share in May 2004. In January 2005 we declared a dividend of $0.50 per share, which was paid in March 2005. Since December 2004, we have paid a cash dividend to our shareholders for six straight quarters. However, the payment of any future dividends will be at the discretion of our Board and will be dependant upon our financial conditions, results of operations, capital requirements and other factors deemed relevant by our board. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee’s Board of Directors.

Sources of Liquidity.   Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments though the end of fiscal 2006; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. See “Item 1. Business—Risk Factors” We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of this Form 10-K and under the caption title “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Item 7.

As of January 29, 2005 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of the Secured Notes or any other material third-party obligations. As of January 29, 2005, we do not have any standby letters of credit nor any standby repurchase obligations. In March 2004 we entered into a new $5.0 million Secured Loan Agreement (the “New Bank Facility”) with U.S. Bank National Association (“U.S. Bank), which currently expires on July 15, 2005. This New Bank

Facility was entered into to provide us with greater working capital flexibility and liquidity for general corporate purposes, including the potential acquisition of brands or related properties which may be for sale. We may extend this New Bank Facility until July 2006.

If our revenues and cash flows during fiscal 2006 are lower than fiscal 2005, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If our revenues and cash flows during fiscal 2006 are materially lower than fiscal 2005, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses, and other expenses. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Inflation and Changing Prices

Inflation, traditionally, has not had a significant effect on our operations. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material impact on future operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for interim periods or annual periods beginning after June 15, 2005. The new standard will require the Company to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

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

Interest: From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. Previously, our only long-term debt obligations were the Secured Notes, which are zero-coupon secured notes yielding interest of 7.0% interest per annum, and which were retired on February 20, 2004. We currently do not have any long-term debt obligations.

Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. Revenues from international licensees comprise 33.7% of our consolidated revenues during fiscal 2005. For fiscal 2005, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would not have a material effect on our results of operations or cash flow.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cherokee, Inc.:

We have completed an integrated audit of Cherokee, Inc.’s January 29, 2005 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its January 31, 2004 and February 1, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cherokee, Inc. and its subsidiary (collectively, the “Company”) at January 29, 2005 and January 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 29, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

April 13, 2005

CHEROKEE INC.
CONSOLIDATED BALANCE SHEETS

	January 29, 2005	January 31, 2004
Assets
Current assets:
Cash and cash equivalents	$10,960,000	$5,850,000
Restricted cash	—	2,627,000
Receivables	7,567,000	12,992,000
Prepaid expenses and other current assets	1,081,000	747,000
Deferred tax asset	1,004,000	954,000
Total current assets	20,612,000	23,170,000
Deferred tax asset	1,320,000	1,589,000
Property and equipment, net of accumulated depreciation of $391,000 and $342,000, respectively	149,000	108,000
Trademarks, net	9,077,000	9,726,000
Other assets	35,000	34,000
Total assets	$31,193,000	$34,627,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$526,000	$529,000
Other accrued liabilities	4,310,000	4,315,000
Current portion of long-term notes payable	—	2,625,000
Accrued dividends	4,334,000	—
Total current liabilities	9,170,000	7,469,000
Total liabilities	9,170,000	7,469,000
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,670,072 and 8,595,916 shares issued and outstanding at January 29, 2005 and January 31, 2004, respectively	173,000	171,000
Additional paid-in capital	7,403,000	6,207,000
Retained earnings	14,447,000	20,780,000
Total stockholders’ equity	22,023,000	27,158,000
Total liabilities and stockholders’ equity	$31,193,000	$34,627,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Net revenues	$38,928,000	$36,312,000	$33,143,000
Selling, general and administrative expenses	10,735,000	11,118,000	9,281,000
Amortization of trademarks	1,025,000	991,000	667,000
Operating income	27,168,000	24,203,000	23,195,000
Other income (expense):
Interest expense	(22,000)	(693,000)	(1,335,000)
Investment, interest and other income	774,000	491,000	245,000
Total other income (expense)	752,000	(202,000)	(1,090,000)
Income before income taxes	27,920,000	24,001,000	22,105,000
Income tax provision	10,754,000	9,840,000	9,087,000
Net income	$17,166,000	$14,161,000	$13,018,000
Basic earnings per share	$1.98	$1.70	$1.58
Diluted earnings per share	$1.97	$1.68	$1.54
Weighted average shares outstanding:
Basic	8,649,837	8,337,881	8,244,675
Diluted	8,730,956	8,409,072	8,456,708

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at February 2, 2002	8,163,405	164,000	1,252,000	(3,176,000)	(1,760,000)
Purchase and retirement of treasury stock	(57,500)	(1,000)	(860,000)		(861,000)
Stock option tax benefit			342,000		342,000
Proceeds from exercise of stock options	126,359	2,000	1,026,000		1,028,000
Net income				13,018,000	13,018,000
Balance at February 1, 2003	8,232,264	165,000	1,760,000	9,842,000	11,767,000
Stock option tax benefit			995,000		995,000
Proceeds from exercise of stock options	363,652	6,000	3,452,000		3,458,000
Dividends				(3,223,000)	(3,223,000)
Net income				14,161,000	14,161,000
Balance at January 31, 2004	8,595,916	$171,000	$6,207,000	$20,780,000	$27,158,000
Stock option tax benefit			298,000		298,000
Proceeds from exercise of stock options	74,156	2,000	898,000		900,000
Accrued and paid dividends				(23,499,000)	(23,499,000)
Net income				17,166,000	17,166,000
Balance at January 29, 2005	8,670,072	$173,000	$7,403,000	$14,447,000	$22,023,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 29, 2005	January 31, 2004	February1, 2003
Operating activities
Net income	$17,166,000	$14,161,000	$13,018,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,000	31,000	46,000
Amortization of trademarks	1,025,000	991,000	667,000
Amortization of securitization fees	22,000	195,000	206,000
Amortization of debt discount	—	498,000	1,131,000
Deferred taxes	219,000	253,000	190,000
Stock option tax benefit	298,000	995,000	342,000
Changes in current assets and liabilities:
Receivables	5,425,000	(3,096,000)	(3,664,000)
Prepaids and other current assets	(334,000)	(322,000)	(363,000)
Accounts payable	(3,000)	326,000	(219,000)
Other accrued liabilities	(20,000)	(170,000)	868,000
Other liabilities and assets	—	—	—
Net cash provided by operating activities	23,844,000	13,862,000	12,222,000
Investing activities
Purchases of trademarks, including registration and renewal costs	(381,000)	(590,000)	(3,429,000)
Purchase of property and equipment	(90,000)	(19,000)	(10,000)
Decrease in restricted cash	2,627,000	10,000	8,000
Net cash provided by (used in) investing activities	2,156,000	(599,000)	(3,431,000)
Financing activities
Payment of long-term debt	(2,625,000)	(10,500,000)	(10,500,000)
Proceeds from exercise of stock options and warrants	900,000	3,458,000	1,028,000
Dividends	(19,165,000)	(3,223,000)	—
Purchase of treasury shares	—	—	(861,000)
Net cash used in financing activities	(20,890,000)	(10,265,000)	(10,333,000)
(Decrease) increase in cash and cash equivalents	5,110,000	2,998,000	(1,542,000)
Cash and cash equivalents at beginning of period	5,850,000	2,852,000	4,394,000
Cash and cash equivalents at end of period	$10,960,000	$5,850,000	$2,852,000
Total paid during period:
Income taxes	$8,700,000	$8,862,000	$8,199,000
Interest	$22,000	$3,323,000	$2,812,000
Declaration of Dividends	$4,334,000	—	—

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

Revenue Recognition

Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Revenues are not recognized unless collectibility is reasonably assured. Certain of our royalty agreements are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by our licensees.  The royalty rate reductions do not apply retroactively to sales since the beginning of the year.  Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts and the resulting gains or losses are

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Trademark registrations, renewal fees and acquired trademarks (including contingent payments) are stated at cost and are amortized over their estimated useful life, which is the shorter of the period the assets are expected to be used, or the life of the trademark registration, and in any event does not exceed fifteen years.  We only capitalize renewal fees that extend the life of the trademark registration in a particular territory.  The contingent payments are amortized over 10 years or less.

Our acquisition of the Carole Little trademarks requires us to make contingent payments to Ms. Carole Little once we have recovered our investment of $2.7 million from the Carole Little brands.  These contingent payments will represent 45% of the royalty revenues received from the Carole Little brands.  We consider these payments to be a profit sharing arrangement, and they will be expensed when they are incurred.

Long-Lived Assets

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses necessarily involve significant management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value.

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

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year end January 29, 2005 (“fiscal 2005”) and January 31, 2004 (“fiscal 2004”), our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer, Target Corp., accounted for approximately 49% and 29%, respectively, of our trade receivables at January 29, 2005 and January 31, 2004 and approximately 51%, 57%, and 65%, respectively, of our revenues during the fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003. Another customer, Tesco, accounted for approximately 20% and 11%, respectively, of our trade receivables at January 29, 2005 and January 31, 2004 and approximately 23%, 15%, and 6%, respectively, of our revenues during the fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003. Mossimo accounted for $2.4 million or 32% of our trade receivables at January 29, 2005, and $6.2 million or 48% of trade receivables at January 31, 2004. Our international revenues represent approximately 34%, 26%, and 17%, respectively, of our total revenues during the fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003.

Significant Contracts

In 1997, we entered into an agreement with Target Stores that grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. Under the Target Stores agreement, Target Stores will pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on percentages, specified in the agreement, of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year, which percentages vary based on the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two fiscal years ended January 31, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The agreement will automatically renew for successive one-year periods, providing Target Stores is current in its minimum guaranteed payments, unless Target Stores provides one-year notice to terminate the agreement. In February 2005, Target renewed their agreement with Cherokee under the same terms as of January 31, 2004. The renewal extends through January 2007. The annual guaranteed minimum royalty for fiscal 2006 and fiscal 2007 is $9.0 million.

In fiscal 2005, Mervyn’s agreed to renew its licensing agreement for certain merchandise categories of the Sideout brand for an additional three years on the same terms and conditions as the existing license agreement. The renewal term commenced on February 1, 2005 and continues through January 31, 2008. Under the Mervyn’s agreement, Mervyn’s will pay a royalty each fiscal year based on a percentage of Mervyn’s net sales of Sideout branded merchandise during each fiscal year, subject to a guaranteed minimum royalty.

In 1997, we entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in certain categories of merchandise. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guaranteed royalty of $10.0 million over the five-year initial term of the agreement. During Fiscal 2002, Zellers renewed their agreement as of February 1, 2003 for an additional five year period, through January 31, 2008. Under the terms of the renewal, Zellers agreed to pay us a minimum guaranteed royalty of $15.6 million over the five-year term under the same conditions of the original agreement. During fiscal 2005 the total royalty revenues from Zellers did not satisfy the annual minimum guarantee of $3.1 million, and Zellers subsequently made a $200,000 payment to us to satisfy this obligation.

During 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo which provides that we receive a fixed percentage of all monies paid to Mossimo by Target. Under the Mossimo agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, subject to a guaranteed minimum royalty.

In December, 2002, Cherokee acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy. Concurrent, and just after this acquisition, Cherokee entered into a five-year “Retail Direct” licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and a master licensing agreement with Gilrichco, Inc. for the remaining brands. The Gilrichco agreement was terminated in October 2003. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the five-year term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula (the greater of (i) five times the highest annual royalty paid, or (ii) $10.0 million). After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. As of January 29, 2005 we had remaining costs of $2.3 million of our investment which had not yet been recovered. If royalty revenues collected from TJX continue at their current levels, we believe we would recover our remaining costs in approximately 4 years. Hence, we currently project that beginning in the year 2009 (our fiscal 2010) we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

Fair Value of Financial Instruments

The amount recorded for financial instruments in our consolidated financial statements approximates fair value as defined in SFAS No. 107 “Disclosures about the Fair Value of Financial Instruments.”

Stock-Based Compensation

At January 29, 2005, Cherokee had two stock-based employee compensation plans. Cherokee accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” the following table illustrates the effect on stock-based compensation, net income and earnings per share if Cherokee had applied the fair value recognition

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. During fiscal 2005, the Company granted stock options to purchase 125,000 shares of common stock at a weighted average per share exercise price of $22.71 (the market price at the time of the grant). These stock options grants occurred in our first quarter ended May 1, 2004.

	Years Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Net income:
As reported	$17,166,000	$14,161,000	$13,018,000
Stock-based compensation expense determined under the fair value method	402,000	183,000	188,000
Pro forma	$16,764,000	$13,978,000	$12,830,000
Net income per share—basic:
As reported	$1.98	$1.70	$1.58
Per share effect of stock-based compensation expense determined under the fair value method	(0.05)	(0.02)	(0.02)
Pro forma	$1.93	$1.68	$1.56
Net income per share—diluted:
As reported	$1.97	$1.68	$1.54
Per share effect of stock-based compensation expense determined under the fair value method	(0.05)	(0.02)	(0.02)
Pro forma	$1.92	$1.66	$1.52

Advertising

Our retail direct licensees fund their own advertising programs. Our advertising and promotional costs are immaterial and are expensed as incurred.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. See Note 7 for details of the computation.

Comprehensive Income

SFAS 130 “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three years in the period ended January 29, 2005 we had no other comprehensive income components and accordingly, net income equals comprehensive income.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

The provisions of SFAS No. 131, “Disclosures about segments of an Enterprise and Related Information” require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

The Company operates in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. The Company’s marketing and licensing activities extend to both brands which it owns and to brands owned by others. The Company’s operating activities relating to both owned and represented brands are identical and are performed by a single group of marketing professionals located in a single geographic location.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for interim periods or annual periods beginning after June 15, 2005. The new standard will require the Company to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

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

3.   Receivables

Receivables consist of the following:

	January 29, 2005	January 31, 2004
Trade	$7,567,000	$12,988,000
Other	—	4,000
	$7,567,000	$12,992,000

Our revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. At January 29, 2005 and January 31, 2004 we had accounts receivable outstanding from Mossimo totaling $0.3 million (which was paid in March 2005, when due) and $6.2 million, respectively. The large amount of accounts receivable outstanding as of January 31, 2004 included past revenues from fiscal 2003 and fiscal 2004, interest owed on such amounts past due, and certain past legal fees incurred up to January 2004. During fiscal 2005 we favorably settled our lawsuit with Mossimo and received all of the past finder’s fees from Mossimo which were previously outstanding, along with reimbursement of nearly all of our legal expenses and we also received interest income calculated upon the statutory legal rate of interest upon the outstanding amounts. Throughout fiscal 2005, after the settlement of the lawsuit, Mossimo has paid us in a timely manner.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.   Trademarks

Trademarks consist of the following:

	January 29, 2005	January 31, 2004
Trademarks	$13,192,000	$12,817,000
Accumulated amortization	(4,115,000)	(3,091,000)
Total	$9,077,000	$9,726,000

Expected amortization of trademarks for the years ending January 31, 2006, 2007, 2008, 2009, and for 2010 and thereafter is $1.0 million, $1.0 million, $1.0 million, $1.0 million, $1.0 million and $4.1 million, respectively.

In November 1997, we entered into an agreement with Sideout Sport Inc. (the “Sideout Agreement”) to purchase trademarks and licenses related to Sideout® and Sideout Sport®. Pursuant to the Sideout Agreement we paid $1.5 million at the closing date of the acquisition and agreed to pay $500,000 upon the release of liens, of which $495,000 was paid during the fiscal year ended January 30, 1999. We will also pay Sideout Sport Inc., on a quarterly basis, additional consideration contingent upon a formula of licensing revenues, as defined in the Sideout Agreement. Such contingent consideration is limited to a maximum of $5.5 million, or the lesser amount that may be earned through October 22, 2004. Since January 1, 1999, we have paid in total over $4.8 million in contingent payments under the Sideout Agreement, and we made our last contingent payment in our third quarter ended October 30, 2004. Our former Executive Vice President, Steve Ascher, who left the Company in November 2003, is a significant stockholder in Sideout Sport, Inc.

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. that included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy. Concurrently, we entered into a five-year “Retail Direct” licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. As of January 29, 2005 we had remaining costs of $2.3 million of our investment which had not yet been recovered. If royalty revenues collected from TJX continue at their current levels, we believe we would recover our remaining costs in approximately 4 years. Hence, we currently project that beginning in the year 2009 (our fiscal 2010) we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

During the fiscal years ended January 29, 2005 and January 31, 2004 we did not acquire any trademarks. During fiscal 2005 we capitalized registration and renewal fees and contingent payment fees totaling $381,000, comprised of registration and renewal fees of $130,000 for Cherokee, $203,000 for Sideout (of which $162,000 represented contingent payments), and $48,000 for the brands (Carole Little, others) purchased in fiscal 2003. During fiscal 2004 we capitalized registration and renewal fees and contingent payment fees totaling $590,000, comprised of $180,000 for Cherokee, $303,000 for Sideout (of which $244,000 represented contingent payments), and $107,000 for the brands (Carole Little, others) purchased in fiscal 2003.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.   Long-Term Debt

On December 23, 1997, we completed the recapitalization described below and publicly announced that we would declare a special dividend of $5.50 per share, which was subsequently paid on January 15, 1998. As part of the recapitalization and in exchange for the proceeds from the Secured Notes (as defined below), we sold to our wholly-owned subsidiary, Spell C, all our rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of our rights in an amended licensing agreement (the “Amended Target Agreement”) with Target Stores, a division of Target Corporation. Spell C issued for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the “Secured Notes”), yielding 7.0% interest per annum and maturing on February 20, 2004. The Secured Notes amortized quarterly from May 20, 1998 through February 20, 2004. The Secured Notes were collateralized by the Amended Target Agreement and the domestic Cherokee brand name and trademarks. The Secured Notes indenture required that any proceeds due to Spell C under the Amended Target Agreement be deposited directly into a collection account controlled by the trustee under the indenture. The trustee distributed from the collection account the amount of principal due and payable on the Secured Notes to the holders thereof on quarterly note payment dates. Excess amounts on deposit in the collection account could only be distributed to Spell C if the amount on deposit in the collection account exceeded the aggregate amount of principal due and payable on the next quarterly note payment date. Such excess amounts could then be distributed by Spell C to us. The minimum guaranteed royalty under the Amended Target Agreement was $9.0 million for each of the two fiscal years ending January 29, 1999 and 2000 and $10.5 million for each of the four fiscal years ending January 31, 2001 through 2004. The aggregate scheduled amortization under the Secured Notes was $60.0 million and equaled the aggregate minimum guaranteed royalty payable under the Amended Target Agreement, which was also $60.0 million. During fiscal 2005, 2004, 2003 and 2002, the trustee distributed from the collection account $2.6 million, $10.5 million, $10.5 million and $10.5 million, respectively to the holders of the Secured Notes. We made our last quarterly payment of $2.6 million on the Secured Notes on February 20, 2004 and subsequently retired the Secured Notes.

6.   Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003
Current:
Federal	$6,817,000	$5,942,000	$6,142,000
State	1,532,000	2,136,000	2,021,000
Foreign	2,186,000	1,507,000	733,000
	10,535,000	9,585,000	8,896,000
Deferred:
Federal	227,000	262,000	192,000
State	(8,000)	(7,000)	(1,000)
	219,000	255,000	191,000
	$10,754,000	$9,840,000	$9,087,000

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 29, 2005		January 31, 2004
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	(47,000)	$—	(53,000)
Tax effect of NOL carryovers	273,000	1,366,000	273,000	1,639,000
State income taxes	731,000	1,000	681,000	3,000
Total deferred tax assets	$1,004,000	1,320,000	$954,000	1,589,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003
Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income tax benefit, net of federal income tax	5.0	5.8	5.9
Change in effective State rate, net of federal income tax	(0.6)	—	—
State income tax refund, net of federal income tax	(0.9)	—	—
Other	—	0.2	0.2
Tax provision	38.5%	41.0%	41.1%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. As of January 29, 2005, we estimate that we have $4.7 million of federal Section 382 NOLs available that begin to expire in 2008.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.   Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for each of the three years in the period ended January 29, 2005:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended January 29, 2005:
Basic earnings per share	$17,166,000	8,649,837	$1.98
Effect of dilutive securities—stock options and warrants		81,119	(0.01)
Dilutive earnings per share	$17,166,000	8,730,956	$1.97
For the year ended January 31, 2004:
Basic earnings per share	$14,161,000	8,337,881	$1.70
Effect of dilutive securities—stock options and warrants		71,191	(0.02)
Dilutive earnings per share	$14,161,000	8,409,072	$1.68
For the year ended February 1, 2003:
Basic earnings per share	$13,018,000	8,244,675	$1.58
Effect of dilutive securities—stock options and warrants		212,033	(0.04)
Dilutive earnings per share	$13,018,000	8,456,708	$1.54

The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. The number of such shares for the three years ended January 29, 2005, January 31, 2004, and February 1, 2003, and February 2, 2002 were 0, 0, and 30,464, respectively.

8.   Commitments and Contingencies

Leases

We lease our current facility under an operating lease expiring on July 31, 2007. During fiscal 2005 we exercised our option to extend the lease for the last remaining three-year period. The future minimum non-cancellable lease payments are as follows:

Operating Leases
Fiscal 2006	115,000
Fiscal 2007	115,000
Fiscal 2008	57,000
Total future minimum lease payments	$287,000

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense was $111,000 for the year ended January 29, 2005, $108,000 for the year ended January 31, 2004, and $108,000 for the year ended February 1, 2003.

Arbitration

During fiscal 2005 we settled the outstanding lawsuit with Mossimo regarding Mossimo’s refusal to pay finder’s fees to us pursuant to the terms of our Finder’s Agreement (see Note 3).

Indemnities and Guarantees

During its normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of January 29, 2005 is included below:

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

We have also entered into severance and change of control agreements with our Chief Executive Officer. Please see Note 9.

9.   Related Party Transactions

In 1995, we entered into a Management Agreement (the “Agreement”) with The Newstar Group d/b/a The Wilstar Group (“Wilstar”), pursuant to which Wilstar agreed to provide management services to us by providing the services of Mr. Robert Margolis as Chief Executive Officer. On January 3, 2001, Wilstar assigned the Agreement to Mr. Margolis. The Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by our Compensation Committee. Pre-tax earnings for fiscal 2005, fiscal 2004, fiscal 2003, and fiscal 2002 exceeded specified

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

levels as agreed upon by our Compensation Committee thereby automatically extending the Agreement to February 1, 2008. The Agreement also provides that Mr. Margolis may nominate two directors to the Board of Directors.

The Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus. For the years ended January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002, respectively, Mr. Margolis’ base compensation and bonuses were $4.2 million, $3.8 million, $3.5 million and $3.2 million. As of January 29, 2005, our accrued liabilities includes bonuses payable of $4.2 million, including Mr. Margolis’ bonus of $3.5 million.

10.   Capitalization

Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock. Our board of directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of January 29, 2005 and January 31, 2004, no shares of preferred stock were issued.

Dividends

On January 18, 2005 we declared a dividend of $0.50 per share or $4,334,000 which was paid on March 15, 2005.

Stock Option Plans

Our 1995 Incentive Stock Option Plan (the “1995 Plan”) was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the 1995 Plan is to further our growth and development by providing an incentive to officers and other key employees who are in a position to contribute materially to our prosperity. Two types of stock options (the “Options”) may be granted under the 1995 Plan—Incentive and Non-Qualified stock options. The Options vest in equal installments over a three-year period starting at the grant date and have a term of ten years. The maximum number of shares authorized for grants of options under the 1995 Plan is 900,000. During fiscal 2005 we granted the remaining 20,310 options to our CFO, which occurred in February 2004. As of January 29, 2005, we have no shares available for grants of options under the 1995 Plan.

Our 2003 Incentive Award Plan (the “2003 Plan”) was approved at the June 9, 2003 Annual Meeting of Stockholders. The principal purposes of the 2003 Plan are to provide an additional incentive for directors, employees and consultants of the Company and its subsidiaries to further the growth development and financial success of the Company and to enable the Company to obtain and retain their services. The 2003 Plan provides for the grant of options and restricted stock awards (“Awards”). The Compensation Committee of the Board or another committee thereof (the “Committee”) will administer the 2003 Plan with respect to grants to employees or consultants of the Company and the full Board will administer the 2003 Plan with respect to grants to independent directors. Options and restricted stock awards under the 2003 Plan may be granted to individuals who are then officers or other employees of the

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company or any of its present or future subsidiaries. Such Awards also may be granted to consultants of the Company selected by the Committee for participation in the 2003 Plan. The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof. Two types of stock options (the “Options”) may be granted under the plan—Incentive and Non-Qualified stock options. In addition, Restricted Stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The maximum number of shares authorized for the grant of Awards under the 2003 Plan is 250,000. Furthermore, the maximum number of shares which may be subject to Awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000. The vesting period and term for Options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the Options generally will vest over a specific time period as designated by the Committee upon the awarding of such Options. During fiscal 2005 we granted 104,690 options to our employees, which occurred in April 2004. As of January 29, 2005 we have 145,310 shares available for grants of options under the 2003 Plan.

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

To date, we have granted options at an exercise price equal to the fair value of our common stock on the date granted. The impact on our net income and net income per share amounts, had we determined our compensation cost using a fair value methodology prescribed by SFAS No. 123, is disclosed in Note 2. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: for 2002, risk-free interest rate of 4.50%; dividend yields of zero percent; volatility of 28.77%; and expected life of the option of three years; for 2003, risk free interest rates ranging between 2.46% and 3.53%; dividend yield of zero percent; volatility of 37.6% and expected life of the option of three years; and for fiscal 2005, risk free interest rates ranging between 3.50% and 4.50%; dividend yield of 6.50% percent; volatility of 50.0% and expected life of the option of seven years. No stock options were granted in fiscal 2004. Because additional stock options are expected to be granted each year, the pro forma disclosures in Note 2 are not representative of the pro forma effects on pro forma financial results for future years.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our stock option activity, and related information for each of the three years in the period ended January 29, 2005, follows:

	January 29, 2005		January 31, 2004		February 1, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	174,678	$11.41	558,641	$10.43	559,536	$9.03
Granted(a)	125,000	22.71	—	—	125,464	14.40
Exercised	(74,156)	12.10	(363,652)	9.50	(126,359)	8.14
Forfeited	—	—	(20,311	18.79	—	—
Outstanding at end of year	225,522	$17.45	174,678	$11.41	558,641	$10.43
Exercisable at end of year	68,851	$9.94	102,427	$10.43	426,510	$9.29
Weighted average grant date fair value of options granted during the year		$6.47		$—		$4.20

(a)           The 125,000 options granted during fiscal 2005 is comprised of (i) 20,310 options granted in February 2004 from our 1995 Plan, and (ii) 104,690 options granted in April 2004 from our 2003 Plan.

The following table summarizes the stock options outstanding and exercisable as of January 29, 2005

		Options Outstanding			Options Exercisable
Range		Number of shares outstanding	Weighted average remaining life	Weighted average exercise price	Number of shares outstanding	Weighted average exercise price
$7.00-	$8.00	5,000	4.50 years	$8.00	5,000	$8.00
$8.00-	$9.00	17,823	2.80 years	$8.97	17,823	$8.97
$ 9.00-	$10.00	18,829	2.80 years	$9.86	18,829	$9.86
$10.00-	$11.00	24,754	2.92 years	$10.78	24,754	$10.78
$12.00-	$13.00	34,116	7.00 years	$12.99	2,445	$12.99
$20.00-	$21.00	20,310	9.00 years	$20.61	—	—
$23.00-	$24.00	104,690	6.20 years	$23.12	—	—
		225,522			68,851

11.   Line of Credit

On March 23, 2004 we entered into a line of credit facility agreement with a bank. Under the terms of the agreement we can borrow up to $5,000,000 at any time at an interest rate of either (i) the Prime Rate, or (ii) at the 1-month LIBOR rate plus an applicable margin. The facility is collateralized by the Minimum Guaranteed Royalty from our licensing contract with Target Corp, and expires on July 15, 2005. The facility contains certain covenants, including restrictions on the creation of liens, restrictions on any fundamental changes such as a merger or consolidation, and certain financial covenants including a Senior Debt to EBITDA Ratio, a Leverage Ratio, and a covenant requiring us to maintain at least a $15.0 million Minimum EBITDA for each fiscal year during the term of this facility. We have not drawn down on this facility, and as of January 29, 2005 we were in compliance. This line of credit facility was entered into to provide us with greater working capital flexibility and liquidity for general corporate purposes, including

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the potential acquisition of brands or related properties which may be for sale. We may extend this facility to July 31, 2006.

12.   Selected Quarterly Financial Data (Unaudited):

The following table summarizes certain financial information by quarter for fiscal 2005, fiscal 2004 and fiscal 2003:

	Fiscal year ended January 29, 2005
	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
Net revenues	$12,231,000	$10,206,000	$7,963,000	$8,528,000
Income before income taxes	9,436,000	7,371,000	5,223,000	5,888,000
Net income	5,543,000	4,336,000	3,286,000	4,002,000
Net income per share—basic	0.64	0.50	0.38	0.46
Net income per share—diluted	0.64	0.50	0.38	0.46

	Fiscal year ended January 31, 2004
	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004
Net revenues	$12,057,000	$9,912,000	$6,742,000	$7,601,000
Income before income taxes	9,017,000	6,262,000	4,212,000	4,510,000
Net income	5,296,000	3,662,000	2,464,000	2,739,000
Net income per share—basic	0.64	0.44	0.30	0.31
Net income per share—diluted	0.63	0.43	0.29	0.30

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.   Cherokee maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e) that are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Cherokee’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(b) Changes in internal control over financial reporting.   Management determined that, as of the end of the period covered by this report, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that the Company maintained effective internal control over financial reporting as of January 29, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2005 Annual Meeting of Stockholders scheduled to be held on June 14, 2005, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 29, 2005. The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Robert Margolis, 57
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

Howard Siegel, 49
President—Operations

Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and administration and became President of Operations on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a Senior Executive for both Federated Department stores and Carter Hawley Hale Broadway stores.

Carol Gratzke, 56
Corporate Secretary and Former Chief
Financial Officer

Ms. Gratzke is currently serving as our Corporate Secretary. She was our Chief Financial Officer from November 1995 until September 2002. She relinquished the CFO position to become President of the Women’s Southern California Golf Association.

Russell J. Riopelle, 41
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

Sandi Stuart, 53
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

Item 11.                 EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2005 Annual Meeting of Stockholders scheduled to be held on June 14, 2005, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 29, 2005.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2005 Annual Meeting of Stockholders scheduled to be held on June 14, 2005, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 29, 2005.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2005 Annual Meeting of Stockholders scheduled to be held on June 14, 2005, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 29, 2005.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2005 Annual Meeting of Stockholders scheduled to be held on June 14, 2005, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 29, 2005.

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
14.1

Code of Business Conduct and Ethics adopted by Cherokee Inc. in March 2004. This Code of Business Conduct and Ethics, as applied to the Company’s principal financial officers, shall be our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder (incorporated by reference from Exhibit 14.1 of Cherokee Inc.’s Form 10-K for the year ended January 31, 2004 on April 2, 2004).

21.1*	Subsidiaries of Cherokee Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith

(b) Reports on Form 8-K.

A Current Report on Form 8-K was filed on March 3, 2005 reporting that Target Stores had extended its licensing agreement with Cherokee through January 2007.

A Current Report on Form 8-K was filed on April 11, 2005 reporting the fourth quarter and fiscal year ended January 29, 2005 financial results for Cherokee Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INC.
By	/s/ ROBERT MARGOLIS
Robert Margolis Chairman and Chief Executive Officer
Date: April 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT MARGOLIS	Chairman and Chief Executive Officer and Director	April 13, 2005
Robert Margolis
/s/ RUSSELL J. RIOPELLE	Chief Financial Officer	April 13, 2005
Russell J. Riopelle
/s/ TIMOTHY EWING	Director	April 13, 2005
Timothy Ewing
/s/ KEITH HULL	Director	April 13, 2005
Keith Hull
/s/ DAVE MULLEN	Director	April 13, 2005
Dave Mullen
/s/ JESS RAVICH	Director	April 13, 2005
Jess Ravich