Form 10-Q
period 2005-04-30
CHEROKEE INC
filed 2005-06-07
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2005
Common Stock, $.02 par value per share	8,734,617

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	April 30, 2005	January 29, 2005

Assets
Current assets:
Cash and cash equivalents	$8,899,000	$10,960,000
Receivables, net	12,768,000	7,567,000
Prepaid expenses and other current assets	175,000	1,081,000
Deferred tax asset	557,000	1,004,000
Total current assets	22,399,000	20,612,000
Deferred tax asset	1,047,000	1,320,000
Property and equipment, net of accumulated depreciation of $410,000 and $391,000, respectively	135,000	149,000
Trademarks, net of accumulated amortization of $4,397,000 and $4,115,000, respectively	8,825,000	9,077,000
Other assets	29,000	35,000
Total assets	$32,435,000	$31,193,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$572,000	$526,000
Other accrued liabilities	1,177,000	4,310,000
Income taxes payable	1,473,000	—
Dividends payable	—	4,334,000
Total current liabilities	3,222,000	9,170,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,724,765 and 8,670,072 shares issued and outstanding at April 30, 2005 and at January 29, 2005, respectively	174,000	173,000
Additional paid-in capital	8,509,000	7,403,000
Retained earnings	20,530,000	14,447,000
Stockholders’ equity	29,213,000	22,023,000
Total liabilities and stockholders’ equity	$32,435,000	$31,193,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended
	April 30, 2005	May 1, 2004
Royalty revenues	$13,213,000	$12,231,000
Selling, general and administrative expenses	3,080,000	2,969,000

Operating income	10,133,000	9,262,000

Other income (expense):
Interest expense	(6,000)	(4,000)
Investment and interest income	58,000	178,000

Total other income (expense), net	52,000	174,000

Income before income taxes	10,185,000	9,436,000
Income tax provision	4,091,000	3,893,000
Net income	$6,094,000	$5,543,000

Basic earnings per share	$0.70	$0.64
Diluted earnings per share	$0.69	$0.64

Weighted average shares outstanding
Basic	8,701,273	8,603,936

Diluted	8,800,597	8,667,188

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at January 29, 2005	8,670,072	$173,000	$7,403,000	$14,447,000	$22,023,000

Stock option tax benefit			421,000		421,000
Proceeds from exercise of stock options	54,693	1000	685,000		686,000
Accrued and paid dividends (a)				(11,000)	(11,000)
Net income				6,094,000	6,094,000
Balance at April 30, 2005 (b)	8,724,765	$174,000	$8,509,000	$20,530,000	$29,213,000

(a)          Represents the difference in the amount of accrued dividends on the balance sheet as of January 29, 2005 and the actual amount of dividends paid to shareholders during the First Quarter.  The actual amount of dividends paid was greater than the accrued amount due to stock option exercises which occurred during the First Quarter and prior to the payment of the dividends on March 15, 2005.

(b)         The Company announced a dividend of $0.50 per share on May 2, 2005, after our quarter end date of April 30, 2005, which will be paid on June 15, 2005.  Had this dividend announcement occurred prior to April 30, 2005, our consolidated stockholders equity would have been approximately $25.0 million, or $4.3 million less than the balance shown above.  The $4.3 million difference represents the amount of accrued dividends which would have been reported as a current liability, with the offsetting entry against retained earnings, thereby reducing our consolidated stockholders equity by this amount.

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three months ended
	April 30, 2005	May 1, 2004
Operating activities
Net income	$6,094,000	$5,543,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,000	12,000
Amortization of trademarks	281,000	254,000
Amortization of debt issue costs and securitization fees	6,000	4,000
Deferred income taxes	720,000	—
Stock option tax benefit	421,000	210,000
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	(5,201,000)	1,141,000
Decrease in prepaid expenses and other assets	906,000	525,000
Increase (decrease) in accounts payable, income taxes payable and accrued liabilities	(1,614,000)	1,133,000
Net cash provided by operating activities	1,632,000	8,822,000

Investing activities
Decrease in restricted cash	—	2,627,000
Purchase of property and equipment	(5,000)	(3,000)
Purchase of trademarks, registration and renewal costs	(30,000)	(114,000)
Net cash provided by (used in) investing activities	(35,000)	2,510,000

Financing activities
Proceeds from exercise of stock options	686,000	395,000
Dividends	(4,344,000)	(3,223,000)
Payment on notes	—	(2,625,000)
Net cash used in financing activities	(3,658,000)	(5,453,000)
Increase (decrease) in cash and cash equivalents	(2,061,000)	5,879,000
Cash and cash equivalents at beginning of period	10,960,000	5,850,000
Cash and cash equivalents at end of period	$8,899,000	$11,729,000

Non cash financing activities:

Declaration of dividends	—	$7,969,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements as of April 30, 2005 and for the three month periods ended April 30, 2005 and May 1, 2004 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 29, 2005 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month period ended April 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ended January 28, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein the term “First Quarter” refers to the three months ended April 30, 2005.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended April 30, 2005 and May 1, 2004:

	April 30, 2005	May 1, 2004
	3 Months	3 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$6,094,000	$5,543,000

Denominator:
Denominator for net income per common share-weighted average shares	8,701,273	8,603,936
Effect of dilutive securities:
Stock options	99,324	63,252

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,800,597	8,667,188

The diluted weighted average number of shares excludes 0 and 104,690 shares of common stock issuable on the exercise of stock options for the three month periods ended April 30, 2005 and May 1, 2004, respectively, because the effect of their inclusion would have been anti-dilutive.

Significant Contracts

Our most significant retail relationship is with Target Stores.  The terms of our relationship with Target Stores are set forth in an amended licensing agreement (the “Amended Target Agreement”) between Cherokee and Target Stores entered into on November 12, 1997.  The Amended Target Agreement grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain specified categories of merchandise.

The initial term of the Amended Target Agreement commenced on February 1, 1998 and ended on January 31, 2004.  The Amended Target Agreement provides that if Target Stores is current in its payments of the minimum guaranteed royalty under the agreement, then the term of the agreement will automatically renew for successive fiscal year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year and Target Stores does not give notice of its intention to terminate the agreement.  In February 2005, Target Stores elected to allow the term of the Amended Target Agreement to be renewed for one additional year.  As a result, the term of the Amended Target Agreement currently continues through January 2007 and remains subject to the automatic renewal provisions described above.  Target Stores may terminate the Amended Target Agreement effective February 2007 if it gives us written notice of its intent to do so by February 28, 2006, and may terminate at the end of any fiscal year thereafter, if it gives us written notice of its intent to do so during February of the calendar year prior to termination.

We also have other significant contracts, including with:  (i) Tesco for our Cherokee brand in certain specified countries; (ii) Mervyn’s for our Sideout brand in the U.S.; (iii) Mossimo, in which we receive a stated percentage of all revenues that Mossimo receives from Target; (iv) Zellers for our Cherokee brand in Canada; and (v) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries.   For a more complete description of our significant contracts, please see our most recently filed Form 10-K for our fiscal year ended January 29, 2005.

 Stock-Based Compensation

The Company currently maintains two compensation plans, the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”), and the 2003 Incentive Award Plan (the “2003 Plan”).  During the First Quarter the Company did not grant any stock options.

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

	Quarter Ended
	April 30, 2005	May 1, 2004
Net income:
As reported	$6,094,000	$5,543,000
Stock-based compensation expense determined under the fair value method	(101,000)	(71,000)
Pro forma	$5,993,000	$5,459,000

Net income per share—basic:
As reported	$0.70	$0.64
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	(0.01)
Pro forma	$0.69	$0. 63

Net income per share—diluted:
As reported	$0.69	$0.64
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	(0.01)
Pro forma	$0.68	$0.63

Trademarks

During the three months ended April 30, 2005 (the “First Quarter”) the Company did not acquire any trademarks.  Trademark registration and renewal fees which were capitalized during the First Quarter totaled $30,000.  In comparison, for the three months ended May 1, 2004 the total trademark registration and renewal fees capitalized, which included contingent purchase payments of $82,000 which were made to Sideout Inc. pursuant to the terms of the Sideout Agreement, totaled $114,000.  The Company made its last contingent purchase payment to Sideout Inc. during the quarter ended October 30, 2004.

Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Three Months Ended
	April 30, 2005	May 1, 2004
Current:
Federal	$1,971,000	$2,578,000
State	810,000	849,000
Foreign	590,000	466,000

	3,371,000	3,893,000
Deferred:
Federal	720,000	—
State	—	—
	720,000	—
	$4,091,000	$3,893,000

Deferred income taxes are comprised of the following:

	April 30, 2005		January 29, 2005
	Current	Non- Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	(47,000)	$—	$(47,000)
Tax effect of NOL carryovers	273,000	1,093,000	273,000	1,366,000
State income taxes	284,000	1,000	731,000	1,000

Total deferred tax assets	$557,000	1,047,000	$1,004,000	$1,320,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards.  We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Three Months ended	Three Months Ended
	April 30, 2005	May 1, 2004
Tax expense at U.S. statutory rate	35.0%	35.0%
State tax expense, net of federal income tax benefit	5.2	5.8
Other	—	0.5
Tax provision	40.2%	41.3%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382.  The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000.  Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year.  Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount.  As of April 30, 2005, we estimate that we have $3.9 million of federal Section 382 NOLs available that begin to expire in 2008.

(3)    Long Term Debt

Long term debt was comprised of Zero-Coupon Secured Notes (“Secured Notes”) yielding 7% interest per annum and matured on February 20, 2004.  We made our last quarterly payment of $2.6 million on the Secured Notes on February 20, 2004 and subsequently retired the Secured Notes.  We have no long-term debt outstanding as of April 30, 2005.

On March 23, 2004 we entered into a line of credit facility agreement with a bank.  Under the terms of the agreement we can borrow up to $5,000,000 at any time at an interest rate of either (i) the Prime Rate, or (ii) at the 1-month LIBOR rate plus an applicable margin.  The facility is collateralized by the Minimum Guaranteed Royalty from our licensing contract with Target Corp, and expires on July 15, 2005.  The facility contains certain covenants, including restrictions on the creation of liens, restrictions on any fundamental changes such as a merger or consolidation, and certain financial covenants including a Senior Debt to EBITDA Ratio, a Leverage Ratio, and a covenant requiring us to maintain at least a $15.0 million Minimum EBITDA for each fiscal year during the term of this facility.  We have no borrowings outstanding under this facility as of April 30, 2005.

(4)   Dividends

On January 18, 2005 we declared a dividend of $4.3 million, or $0.50 per share, which was paid on March 15, 2005.  On May 2, 2005 we declared a dividend of $4.3 million, or $0.50 per share, which is to be paid on June 15, 2005 to shareholders of record as of June 1, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings, which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  When used, the words “anticipates”, “believes,” “estimates,” “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by certain of our current and future licensees, such as Target Stores and Tesco, the likelihood of achieving certain royalty rate reductions, and our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent.  Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements.  Such risks and uncertainties, include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition in the industry in which we operate, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee, Sideout and Carole Little branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel, and adverse determination of claims, liabilities or litigation, and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer.  Several of these risks and uncertainties are discussed in more detail under “Item 1. Business-Risk Factors” in our Form 10-K for the fiscal year ended January 29, 2005 or in the discussion and analysis below.  You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us.  You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong.  We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others.  The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values.  The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997.  The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002.  As of April 30, 2005, we had eleven continuing license agreements covering both domestic and international markets.  None of our continuing license agreements expire in 2005.

Our retail direct licensing strategy is premised on the proposition that around the world nearly all aspects of the moderately priced apparel, footwear and accessories business can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer.  In addition, we believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as our brands, than through carrying strictly private label goods or branded products from third-party vendors.  Our strategy globally is to capitalize on these ideas by licensing our portfolio of brands primarily to strong and growing retailers, such as Target Stores in the U.S., Tesco in Europe and Asia, and others who work in conjunction with us to develop merchandise for their stores.

 In November 1997, we reaffirmed our relationship with Target Stores, a division of Target Corporation, by entering into an amended licensing agreement (the “Amended Target Agreement”) which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. The term of the Amended Target Agreement currently extends until January 31, 2007 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one-year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year.  If Target Stores elects to terminate the agreement, effective January 31, 2007 or at any other time, it would have a material adverse effect on our business, financial condition, cash flow, liquidity and results of operations.

During the First Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $411 million compared to approximately $402 million for the three months ended May 1, 2004.  As a consequence, our royalty revenues for the First Quarter from Target Stores increased by 1.7% compared to the comparable period last year.  Target Stores pays us royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise.  Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million per year for each fiscal year that the term of the Amended Target Agreement is extended.

During the First Quarter, total sales of merchandise bearing the Cherokee brand were greater than last year, with sales at retail totaling approximately $569 million versus approximately $521 million in total retail sales for the first quarter of last year.  Tesco’s sales of merchandise bearing the Cherokee brand, which currently include only the U.K. and Ireland territories, were $125.6 million in our First Quarter, compared to $90.0 million in the first quarter of last year.  Zeller’s sales of merchandise bearing the Cherokee brand were approximately $22.5 million during the First Quarter compared to $19.9 million for the first quarter of last year.  The estimated retail sales of Cherokee branded merchandise of approximately $569 million for the First Quarter do not include any retail sales totals from Mexico, as our licensee in Mexico is not required to report gross retail sales.

During the First Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $19.8 million in comparison to $23.0 million for the first quarter of last year.

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

For example, during fiscal 2001 we assisted Mossimo in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive a fixed percentage of all monies paid to Mossimo by Target Stores.  Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty.  Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances.  In February 2005, the agreement between Mossimo and Target was renewed until January 31, 2008, but continues to contain early termination provisions.  In fiscal 2003 we assisted House Beautiful in locating May Company Department Stores as a licensee of the House Beautiful brand.  We typically work on several select brand representation consulting agreements each quarter, which may or may not result in a licensing agreement being signed.

Our Board of Directors has recently authorized and approved the extension of the expiration date of our stock repurchase program from July 31, 2004 to January 31, 2006, and increased the number of shares which could currently be repurchased to a total of 800,000.  During the First Quarter we did not repurchase any shares of our common stock.  From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock.  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

Results of Operations

Revenues were $13.2 million during the First Quarter compared to $12.2 million during the three month period ended May 1, 2004, an increase of 8.0%.  Revenues from the Cherokee brand were $11.1 million during the First Quarter compared to $10.3 million for the comparable period last year.  During the First Quarter and the comparable period last year, revenues of $7.7 million and $7.5 million were recognized from Target Stores, which accounted for 58% and 62% of total revenues, respectively.  The increase in revenues from Target stores was attributable to greater sales of Cherokee branded products.  Revenues from Zellers were $650,000 during the First Quarter compared to $597,000 for the comparable period last year, due primarily to higher sales of Cherokee branded product by Zellers in certain product categories.  Revenues from Tesco were $2.4 million during the First Quarter compared to $1.9 million for the comparable period last year, due primarily to increased sales of Cherokee branded products in the U.K. and Ireland (the only two territories currently selling Cherokee branded products) and also the expansion of product categories for Cherokee branded products in these territories.  Royalty revenues from Carrefour were $193,000 during the First Quarter compared to $191,000 for the comparable period last year.

Revenues from the Sideout brand were $622,000 during the First Quarter compared to $816,000 for the comparable period.  Revenues from Mervyn’s (which is a Sideout brand licensee) during the First Quarter were $595,000 compared to $766,000 for the comparable period last year, due primarily to lower sales of Sideout branded product by Mervyn’s in certain product categories.  First Quarter revenues also included $260,000 from TJX (per our licensing contract for the Carole Little brands), as compared to $71,000 for the comparable period last year.  First Quarter revenues include $1.2 million attributable to Mossimo Inc., as compared to $980,000 for the comparable period last year.

 Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers, Tesco and Carrefour, were collectively $3.4 million during the First Quarter compared to $2.7 million for the comparable period last year.  This increase is primarily due to the increase in revenues from Tesco and Zellers.

We believe that our future revenues from Target and Zeller’s may remain relatively flat or slightly up due to changes in how Target and Zeller’s are placing our products in their stores and competition from other branded products.  We are unsure how our future revenues from Mervyn’s will trend, as they were down in the First Quarter and may or may not continue to trend down.  During 2004 Target sold Mervyn’s to a private equity group, which may decide to sell some of the Mervyn’s locations, and may or may not decide to change Mervyn’s retailing

strategy.   However, during 2004 Mervyn’s extended our contract for an additional three years, until January 31, 2008.  Based on Tesco’s sales of Cherokee branded products in the last year and the First Quarter, and Tesco’s expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco may continue to grow.

Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter.  Our trade receivables balance of $12.8 million as of the end of the First Quarter included accrual for revenues earned from Target Stores, Zeller’s, Mervyn’s, Tesco, Carrefour and other licensees that are expected to be received in the month or 45 days following the end of the First Quarter.

Selling, general and administrative expenses for the First Quarter were $3.1 million or 23.3% of revenues in comparison to selling, general and administrative expenses of $3.0 million or 24% of revenues during the first quarter of last year.  The increase in our selling, general and administrative expenses of $111,000 during the First Quarter was primarily attributable to increases in accrued management bonuses, other payroll related expenses, and marketing expenses.

During the First Quarter we had $6,000 of interest expense compared to $4,000 for the comparable period last year.  The interest expense in the First Quarter and the first quarter of last year was attributable to the amortization of costs incurred in establishing our bank credit facility.  During the First Quarter our investment and interest income was $58,000 compared to $178,000 for the comparable period last year.  The decrease in interest income is primarily due to the recognition of an additional $168,000 in interest income on the monies previously owed to us by Mossimo during the first quarter of last year.

During the First Quarter we recorded a tax provision of $4.1 million which equates to an effective tax rate of 40.7% compared to $3.9 million and an effective tax rate of 41.3% recorded for the same period last year.  During the First Quarter our net income was $6.0 million or $0.69 per diluted share, compared to $5.5 million or $0.64 per diluted share for the comparable period last year.

Liquidity and Capital Resources

Cash Flows.  On April 30, 2005 we had cash and cash equivalents of $8.9 million.  On January 29, 2005 we had cash and cash equivalents of $11.0 million.  The $2.1 million decrease in cash and cash equivalents during the First Quarter is primarily attributable to the payment of $4.3 million in dividends during the First Quarter, and the payment of our previously accrued management and employee bonuses of $4.1 million during the First Quarter.  These were offset somewhat by the receipt of $686,000 in cash proceeds from the exercise of stock options during the First Quarter, and various other items detailed below.

During the First Quarter, cash provided by operations was $1.6 million, compared to $8.8 million for the three months ended May 1, 2004.  The total decrease of $7.2 million in cash from operations was primarily attributable to an increase in our accounts receivables of $5.2 million, as compared to a decrease of $1.2 million last year (reflecting the receipt of the proceeds from Mossimo last year), along with a decrease in other accrued liabilities of $1.6 million as compared to an increase of $1.3 million last year.  Other differences include a larger stock option tax benefit of $421,000 in our First Quarter as compared to $210,000 last year — due to a greater number of stock option exercises, and a decrease in prepaid expenses and other assets of $906,000 as compared to $525,000 last year.  The decrease in prepaid expenses and other assets is primarily due to the change in our income taxes payable account —which changed from a receivable at January 29, 2005 to a current liability (income taxes payable) during our First Quarter as we recorded our income tax provisions.  The income taxes payable account was reduced in May when we made our estimated quarterly taxes payment for our First Quarter.

Cash used by investing activities during the First Quarter was $35,000, which was comprised of $30,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands, and also $5,000 of capital expenditures of office equipment and related fixed assets.   In comparison, during the three months ended May 1, 2004, cash provided by investing activities was $2.5 million, which was comprised of $82,000 in contingent payments made to Sideout Sport, Inc., and $32,000 in trademark registration and renewal fees for our owned brands, offset by a decrease in restricted cash of $2.6 million.  As part of the Secured Notes indenture we were required to retain in the collection account certain amounts sufficient to meet the next quarterly note payment.

Cash used in financing activities was $3.7 million during the First Quarter, which included the payment of dividends of $4.3 million in March 2005, and also the receipt of $686,000 in proceeds from the exercise of stock options.  In comparison, last year cash used in financing activities was $5.5 million, which included the payment of dividends of $3.2 million in March 2004, final payment on the Secured Notes of $2.6 million in February 2004, and also the receipt of $395,000 in proceeds from the exercise of stock options.

Uses of Liquidity. Our cash requirements through the end of fiscal 2006 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock.  The declaration and payment of any dividends will be at the discretion of our board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our board.

At January 31, 2004 we had accounts receivable outstanding from Mossimo totaling $6.2 million, which included past revenues, interest owed on such amounts past due, and certain legal fees incurred up to January 2003.  During the first quarter of last year (fiscal 2005), Mossimo paid us all of the past amounts due, plus interest owed on such amounts, which totaled approximately $6.4 million.  Shortly thereafter, on April 13, 2004 we declared a one-time special dividend of $4.3 million, or $0.50 per share from the majority of the proceeds received from the settlement of our litigation with Mossimo.  This special dividend was paid on May 26, 2004.  On May 21, 2004, we agreed to settle with Mossimo regarding the amount of legal fees due, and subsequently received an additional $375,000 from Mossimo.  We recognized the additional $375,000 payment in income in our quarter ended July 31, 2004.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

Payments Due by Period(a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Long-Term Debt	$—		—		—	—	$—
Capital Lease Obligations	—		—		—	—	—
Operating Leases (b)	115,000		144,000		—	—	259,000
Unconditional Purchase Obligations	—		—		—	—	—
Other Long-Term Obligations	—	(c)(d)(e)	—	(c)(d)(e)	—	—	—	(c)(d)(e)
Total Contractual Cash Obligations	$115,000		144,000		—	—	$259,000

(a)             For purposes of the above table, yearly periods were calculated to coincide with our fiscal quarters, meaning, for example, that the period covered by the column captions “Less than 1 year” starts May 1, 2005 and ends April 30, 2006.

(b)            Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California.  The lease currently expires on July 31, 2007.

(c)             Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million.  As a result, for fiscal 2005 Mr. Margolis’s base salary was $734,000 and we accrued a bonus of $3.5 million for Mr. Margolis, which was paid during our First Quarter.  If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase.  Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years.  Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year’s performance bonus under the management agreement.  Based on the amounts paid for fiscal 2005, the lump sum payment owed upon such a termination would be approximately $12.6 million.  See “Item 1.  Business — Risk Factors”  of our Form 10-K for the year ended January 29, 2005.

(d)            After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due. As of April 30, 2005 we had remaining costs of $2.0 million of our investment which had not yet been recovered.  If royalty revenues collected from TJX continue at the level achieved in the First Quarter, we believe we would recover our remaining costs in approximately 2 to 3 years.  Hence, we currently project that beginning in the year 2007 (our fiscal 2008) we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

(e)             Stated amount does not include any future payments pursuant to either the future bonuses earned pursuant to the management agreement with Mr. Margolis or our agreement with Ms. Little.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through April 2006; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis.  See “Item 1.  Business — Risk Factors” in our Form 10-K for the fiscal year ended January 29, 2005.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of our Form 10-K for the year ended January 29, 2005 and under the caption titled “Special Note Regarding Forward-Looking Statements” below.

As of April 30, 2005 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of any debt or any other material third-party obligations.  As of April 30, 2005, we did not have any standby letters of credit nor any standby repurchase obligations.  In March 2004 we entered into a new $5.0 million Secured Loan Agreement (the “Bank Facility”) with U.S. Bank National Association (“U.S. Bank), which expires on July 15, 2005.  The Bank Facility was entered into to provide us with greater working capital flexibility and liquidity for general corporate purposes, including the potential acquisition of brands or related properties which may be for sale.

If our revenues and cash flows during fiscal 2006 are lower than fiscal 2005, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands.  If our revenues and cash flows during fiscal 2006 are materially lower than fiscal 2005, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities.  However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses and any other agreements.  We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of April 30, 2005 we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business.  For our most recent fiscal year ended January 29, 2005, revenues from international licensing comprised 34.0% of our consolidated revenues.  For fiscal 2006, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $0.3 million, which represents 2.6% of the total revenues reported for the First Quarter.  Such change is not considered to represent a material effect on our results of operations or cash flow.

All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  For example, the royalty revenues from Tesco in our First Quarter reflect a 6.0% favorable change in the exchange rate as compared to the exchange rate used in the comparable period last year.  In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Cherokee maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15 (e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance, and Cherokee’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of April 30, 2005.

(b) Changes in internal controls.  Management determined that as of April 30, 2005, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of holders of common stock during the First Quarter.

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

(b)   Reports on Form 8-K

Cherokee Inc. filed the following Current Reports on Form 8-K during the quarterly period ended April 30, 2005:

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

Dated:  June 7, 2005

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle Chief Financial Officer