Form 10-Q
period 2005-07-30
CHEROKEE INC
filed 2005-09-08
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to .

Commission file number 0-18640

CHEROKEE INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4182437
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

6835 Valjean Avenue, Van Nuys, CA	91406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (818) 908-9868

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2005
Common Stock, $.02 par value per share	8,764,224

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	July 30, 2005	January 29, 2005

Assets
Current assets:
Cash and cash equivalents	$10,280,000	$10,960,000
Receivables, net	10,721,000	7,567,000
Prepaid expenses and other current assets	1,831,000	1,081,000
Deferred tax asset	770,000	1,004,000
Total current assets	23,602,000	20,612,000

Deferred tax asset	1,047,000	1,320,000
Property and equipment, net of accumulated depreciation of $431,000 and $391,000, respectively	167,000	149,000
Trademarks, net of accumulated amortization of $4,677,000 and $4,115,000, respectively	8,604,000	9,077,000
Other assets	15,000	35,000
Total assets	$33,435,000	$31,193,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$459,000	$526,000
Other accrued liabilities	2,718,000	4,310,000
Dividends payable	4,818,000	4,334,000
Total current liabilities	7,995,000	9,170,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,764,224 and 8,670,072 shares issued and outstanding at July 30, 2005 and at January 29, 2005, respectively	175,000	173,000
Additional paid-in capital	9,346,000	7,403,000
Retained earnings	15,919,000	14,447,000
Stockholders’ equity	25,440,000	22,023,000
Total liabilities and stockholders’ equity	$33,435,000	$31,193,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Six months ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Royalty revenues	$11,264,000	$10,206,000	$24,477,000	$22,437,000
Selling, general and administrative expenses	3,718,000	3,282,000	6,799,000	6,250,000
Operating income	7,546,000	6,924,000	17,678,000	16,187,000

Other income (expense):
Interest expense	(16,000)	(6,000)	(22,000)	(10,000)
Interest and other income	120,000	453,000	178,000	631,000
Total other income (expense), net	104,000	447,000	156,000	621,000

Income before income taxes	7,650,000	7,371,000	17,834,000	16,808,000
Income tax provision	3,075,000	3,035,000	7,166,000	6,929,000
Net income	$4,575,000	$4,336,000	$10,668,000	$9,879,000
Basic earnings per share	$0.52	$0.50	$1.22	$1.14
Diluted earnings per share	$0.52	$0.50	$1.21	$1.13
Weighted average shares outstanding
Basic	8,748,591	8,662,044	8,724,932	8,632,990
Diluted	8,814,788	8,727,255	8,807,775	8,705,613

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Par Value

Balance at January 29, 2005	8,670,072	$173,000	$7,403,000	$14,447,000	$22,023,000

Stock option tax benefit			421,000		421,000
Proceeds from exercise of stock options	54,693	1,000	685,000		686,000
Accrued and paid dividends (a)				(11,000)	(11,000)
Net income				6,094,000	6,094,000
Balance at April 30, 2005 (b)	8,724,765	$174,000	$8,509,000	$20,530,000	$29,213,000

Stock option tax benefit			297,000		297,000
Proceeds from exercise of stock options	39,459	1,000	540,000		541,000
Accrued and paid dividends				(9,186,000)	(9,186,000)
Net income				4,575,000	4,575,000
Balance at July 30, 2005	8,764,224	$175,000	$9,346,000	$15,919,000	$25,440,000

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

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six months ended
	July 30, 2005	July 31, 2004
Operating activities
Net income	$10,668,000	$9,879,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,000	23,000
Amortization of trademarks	562,000	510,000
Amortization of debt issue costs and securitization fees	20,000	10,000
Deferred income taxes	507,000	—
Stock option tax benefit	718,000	257,000
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	(3,154,000)	3,440,000
Decrease (increase) in prepaid expenses and other assets	(750,000)	595,000
Increase (decrease) in accounts payable and other accrued liabilities	(1,659,000)	(1,652,000)
Net cash provided by operating activities	6,953,000	13,062,000
Investing activities
Decrease in restricted cash	—	2,627,000
Purchase of property and equipment	(59,000)	(42,000)
Purchase of trademarks, registration and renewal costs	(90,000)	(210,000)
Net cash provided by (used in) investing activities	(149,000)	2,375,000
Financing activities
Proceeds from exercise of stock options	1,227,000	804,000
Dividends	(8,711,000)	(11,192,000)
Payment on notes	—	(2,625,000)
Net cash used in financing activities	(7,484,000)	(13,013,000)
Increase (decrease) in cash and cash equivalents	(680,000)	2,424,000
Cash and cash equivalents at beginning of period	10,960,000	5,850,000
Cash and cash equivalents at end of period	$10,280,000	$8,274,000
Non cash financing activities:

Declaration of dividends	$4,818,000	$3,638,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements as of July 30, 2005 and for the three and six month periods ended July 30, 2005 and July 31, 2004 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 29, 2005 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and six month periods ended July 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ended January 28, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein the term “First Quarter” refers to the three months ended April 30, 2005, the term “Second Quarter” refers to the three months ended July 30, 2005, and the term “Six Months” refers to the six months ended July 30, 2005.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended July 30, 2005 and July 31, 2004:

	July 30, 2005		July 31, 2004
	3 Months	6 Months	3 Months	6 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$4,575,000	$10,668,000	$4,336,000	$9,879,000
Denominator:
Denominator for net income per common share-weighted average shares	8,748,591	8,724,932	8,662,044	8,632,990
Effect of dilutive securities:
Stock options	66,197	82,843	65,211	72,623
Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,814,788	8,807,775	8,727,255	8,705,613

The diluted weighted average number of shares excludes zero and 104,690 shares of common stock issuable on the exercise of stock options for the six-month periods ended July 30, 2005 and July 31, 2004, respectively, because the effect of their inclusion would have been anti-dilutive.  The diluted weighted average number of shares excludes zero shares of common stock issuable on the exercise of stock options for the three month periods ended July 30, 2005 and July 31, 2004, respectively, because the effect of their inclusion would have been anti-dilutive.

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

The initial term of the Amended Target Agreement commenced on February 1, 1998 and ended on January 31, 2004.  The Amended Target Agreement provides that its term will be automatically extended by an additional year for each year in which Target pays the minimum guaranteed royalty payment ($9.0 million) and Target does not inform the company (during the month of February of the last fiscal year of the agreement) of Target’s desire to terminate the agreement at the end of the then current term.  The minimum guaranteed royalty payments were made in fiscal year 2005 and Target elected in February 2005 to extend the term of the agreement an additional year to January 31, 2007.  Consequently, the current term of the agreement runs through January 31, 2007, and will be extended again for subsequent years unless Target notifies Cherokee during the month of February of a subsequent year to terminate the agreement as of the following January.

We also have other significant contracts with:  (i) Tesco for our Cherokee brand in certain specified countries; (ii) Mervyn’s for our Sideout brand in the U.S.; (iii) Mossimo, in which we receive a stated percentage of all revenues that Mossimo receives from Target; (iv) Zellers for our Cherokee brand in Canada; and (v) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries.   For a more complete description of our significant contracts, please see our most recently filed Form 10-K for our fiscal year ended January 29, 2005.

Stock-Based Compensation

The Company currently maintains two compensation plans, the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”), and the 2003 Incentive Award Plan (the “2003 Plan”).  During the First Quarter the Company did not grant any stock options.  During the Second Quarter the Company granted 100,000 stock options to its employees in reward for their performance during fiscal 2005.  These stock options expire in seven years from the date of grant, have an exercise price equal to the market closing price on the date of grant, and vest ratably over three years.

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

	Quarter Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income:
As reported	$4,575,000	$4,336,000	$10,668,000	$9,879,000
Stock-based compensation expense determined under the fair value method	(98,000)	(110,000)	(199,000)	(181,000)
Pro forma	$4,477,000	$4,226,000	$10,469,000	$9,698,000
Net income per share—basic:
As reported	$0.52	$0.50	$1.22	$1.14
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	(0.01)	(0.02)	(0.02)
Pro forma	$0.51	$0.49	$1.20	$1.12
Net income per share—diluted:
As reported	$0.52	$0.50	$1.21	$1.13
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)	(0.01)	(0.02)	(0.02)
Pro forma	$0.51	$0.49	$1.19	$1.11

Trademarks

During the three months ended July 30, 2005 (the “Second Quarter”) and for the six months ended July 30, 2005 (the “Six Months”) and for the three and six months ended July 31, 2004, the Company did not acquire any trademarks.  Trademark registration and renewal fees which were capitalized during the Second Quarter and Six Months totaled $60,000 and $90,000, respectively.  In comparison, for the three months and six months ended July 31, 2004 the total trademark registration and renewal fees capitalized totaled $96,000 and $210,000, which totals included contingent purchase payments made to Sideout Inc., of $46,000 and $128,000, respectively.  The Company made its last contingent purchase payment to Sideout Inc. during the quarter ended October 30, 2004.

Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Current:
Federal	$2,004,000	$1,821,000	$3,975,000	$4,415,000
State	609,000	652,000	1,419,000	1,486,000
Foreign	675,000	562,000	1,265,000	1,028,000
	3,288,000	3,035,000	6,659,000	6,929,000
Deferred:
Federal	(213,000)	—	507,000	—
State	—	—	—	—
	(213,000)	—	507,000	—
	$3,075,000	$3,035,000	$7,166,000	$6,929,000

Deferred income taxes are comprised of the following:

	July 30, 2005		January 29, 2005
	Current	Non- Current	Current	Non- Current
Deferred tax assets:
Fixed assets	$—	$(47,000)	$—	$(47,000)
Tax effect of NOL carryovers	273,000	1,093,000	273,000	1,366,000
State income taxes	497,000	1,000	731,000	1,000
Total deferred tax assets	$770,000	$1,047,000	$1,004,000	$1,320,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards.  We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax expense net of federal income tax benefit	5.2	5.8	5.2	5.8
		—		—
Other	—	0.4	—	0.4

Tax provision	40.2%	41.2%	40.2%	41.2%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382.  The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000.  Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year.  Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount.  As of July 30, 2005, we estimate that we have $3.9 million of federal Section 382 NOLs available that begin to expire in 2008.

(3)                Long Term Debt

We have no long-term debt outstanding as of July 30, 2005.  In the prior year our long term debt was comprised of Zero-Coupon Secured Notes (“Secured Notes”) yielding 7% interest per annum, which matured on February 20, 2004.  We made our last quarterly payment of $2.6 million on the Secured Notes on February 20, 2004 and subsequently retired the Secured Notes.

 On March 23, 2004 we entered into a line of credit facility agreement with a commercial bank to provide us the ability to borrow up to $5,000,000 at any time at an interest rate of either (i) the Prime Rate, or (ii) at the 1-month LIBOR rate plus an applicable margin.  The facility was collateralized by minimum guaranteed royalty payments due under our licensing contract with Target Corp.  We allowed the facility to expire on July 15, 2005.

(4)             Dividends

On January 18, 2005 we declared a dividend of $4.3 million , or $0.50 per share, which was paid on March 15, 2005.  On May 2, 2005 we declared a dividend of $4.3 million, or $0.50 per share, which was paid on June 15, 2005 to shareholders of record as of June 1, 2005.  On June 15, 2005 we declared a dividend of $4.8 million, or $0.55 per share, which is to be paid on September 15, 2005 to shareholders of record as of September 1, 2005.

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

Cherokee Inc. (which may be referred to as we, us or our) is in the business of marketing and licensing the Cherokee and Sideout brands and related trademarks and other brands we own or represent.  We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States.  Our operating strategy emphasizes domestic and international retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise in their respective territories.

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others.  The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values.  The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997.  The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002.  As of July 30, 2005, we had eleven continuing license agreements covering both domestic and international markets.  None of our continuing license agreements expire in fiscal 2006.

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

During the Second Quarter, total retail sales of merchandise bearing the Cherokee brand increased to $622.1 million versus $566.0 million in total retail sales for the second quarter of last year.

Target Stores’ sales of Cherokee branded products during the Second Quarter totaled $439 million compared to $416 million for the three months ended July 31, 2004.  As a consequence, our royalty revenues for the Second Quarter from Target Stores increased by 0.3% (which is lower than the total increase at retail due to a higher amount of audit royalty revenues being included in the quarter ended July 31, 2004).  Target Stores pays us royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise.  Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million per year for each fiscal year that the term of the Amended Target Agreement is extended.

Tesco’s sales of merchandise bearing the Cherokee brand in the United Kingdom and Ireland (the only two territories in which Tesco is currently selling Cherokee branded products) were $148.7 million in our Second Quarter, compared to $116.8 million in the second quarter of last year.  Zeller’s sales of merchandise bearing the Cherokee brand were approximately $24.6 million during the Second Quarter compared to $23.2 million for the second quarter of last year.  The estimated retail sales of Cherokee branded merchandise of approximately $622.1 million for the Second Quarter does not include any retail sales totals from Mexico, as our licensee in Mexico is not required to report gross retail sales.

During the Second Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $21.4 million in comparison to $22.7 million for the second quarter of last year.

As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year.  However, the royalty rate reductions do not apply retroactively to sales since the beginning of the year.  As a result, our royalty revenues as a percentage of certain licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements.  Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year.  The size of the royalty rate reductions and the level of retail sales at which they are achieved varies in each licensing agreement.

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

For example, during fiscal 2001 we assisted Mossimo in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive a fixed percentage of all monies paid to Mossimo by Target Stores.  Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty.  Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances.  In February 2005, the agreement between Mossimo and Target was renewed until January 31, 2008, but continues to contain early termination provisions.  Other brand representation deals include:  (i) in fiscal 2003 we assisted House Beautiful in locating May Company Department Stores as a licensee of the House Beautiful brand; and (ii) in fiscal 2005 we assisted Latina in locating Sears as a licensee of the Latina brand for apparel and other product categories.  We typically work on several select brand representation projects each quarter, which may or may not result in a licensing agreement being signed.

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

Results of Operations

Revenues were $11.3 million and $24.5 million during the Second Quarter and Six Months, respectively, compared to $10.2 million and $22.4 million during the second quarter and six month period ended July 31, 2004, respectively, an increase of 10.3% and 9.1%.  Revenues from the Cherokee brand were $9.5 million and $20.6 million during the Second Quarter and Six Months, respectively, compared to $8.7 million and $19.0 million for the comparable periods last year.  During the Second Quarter and Six Months, revenues of $5.5 million and $13.2 million, respectively, were recognized from Target Stores compared to $5.5 million and $13.1 million for the comparable periods last year, which accounted for 49.2% and 54.0% of total revenues, respectively, versus 54.1% and 58.2% last year.  The increase in revenues from Target stores for the Six Months compared to the prior year was attributable to slightly higher sales of Cherokee branded products, including in women’s apparel and accessories.  Revenues from Tesco for sales of Cherokee branded products were $3.0 million and $5.5 million during the Second Quarter and Six Months, respectively, compared to $2.3 million and $4.3 million for the comparable periods last year.  The growth in revenues from Tesco is primarily attributable to an increase in the number of Cherokee-branded products sold in the United Kingdom and Ireland (the only two territories currently selling Cherokee branded products) and also the expansion of product categories for Cherokee branded products in these territories.  Revenues from Zellers were $778,000 and $1.4 million during the Second Quarter and Six Months, respectively, compared to $687,000 and $1.3 million for the comparable periods last year, due primarily to higher sales of Cherokee branded product by Zellers across various categories, including kids apparel and home products.    Revenues from Carrefour for sales of Cherokee branded products were $195,000 and $388,000 during the Second Quarter and Six Months, respectively, compared to $191,000 and $382,000 for the comparable periods last year.

Revenues from the Sideout brand were $633,000 and $1.25 million during the Second Quarter and Six Months compared to $667,000 and $1.48 million for the comparable periods last year.  Revenues from Mervyn’s for sales of Sideout branded products during the Second Quarter and Six Months were $602,000 and $1.2 million compared to $628,000 and $1.4 million for the comparable periods last year, due primarily to lower sales of Sideout branded product by Mervyn’s in certain product categories.

Second Quarter and Six Months revenues also included $149,000 and $409,000 from the Carole Little brands, which is greater than the $55,000 and $126,000 reported last year from these brands, primarily due to the increased number of Carole Little and Saint Tropez-West branded products now being offered in the licensee’s stores.

Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers, Tesco and Carrefour, were collectively $4.0 million and $7.4 million during the Second Quarter and Six Months, respectively, compared to $3.2 million and $6.0 million for the comparable periods last year.  This increase is due primarily to the growth in revenues from Tesco, and also increased revenues from Zellers.

Second Quarter and Six Months revenues include $935,000 and $2.2 million, respectively, attributable to Mossimo Inc. compared to $742,000 and $1.7 million for the comparable periods last year.

Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivables balance of $10.7 million as of the end of the Second Quarter included an accrual for revenues earned from Target Stores, Zellers, Mervyn’s, Tesco, and other licensees that are expected to be received in the month or 45 days following the end of the Second Quarter.

We believe that our future revenues from Target and Zeller’s may continue to grow based upon recent trends and changes in how Target and Zeller’s are placing our products in their stores and competition from other branded products.  We are unsure how our future revenues from Mervyn’s will trend, as they were down in both the First Quarter and Second Quarter and may or may not continue to trend down.  During 2004 Target sold Mervyn’s to a private equity group, which may decide to sell some of the Mervyn’s locations, and may or may not decide to change Mervyn’s retailing strategy.   However, during 2004 Mervyn’s extended our contract for an additional three years, until January 31, 2008.

Based on Tesco’s sales of Cherokee branded products in the last year and the Six Months, and Tesco’s expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco may continue to grow.

Selling, general and administrative expenses for the Second Quarter and Six Months were $3.7 million and $6.8  million, respectively, or 33% and 27.8%, of revenues, in comparison to selling, general and administrative expenses of $3.3 million and $6.3 million or 32% and 28% of revenues during the comparable periods last year.  The increase in our selling, general and administrative expenses during the Second Quarter and Six Months was primarily attributable to higher trademark amortization expenses, higher banking fees, and a higher headcount in our marketing department which resulted in higher salaries and payroll expenses, coupled with higher marketing costs incurred during the period.  In addition, we also experienced small increases in various other expenses.

During the Second Quarter and Six Months our interest expense was $16,000 and $22,000, respectively, compared to $6,000 and $10,000 for the comparable periods last year.  The interest expense in the Second Quarter and Six Months was attributable to the amortization of costs incurred in establishing our bank credit facility, which expired in July 2005.

During the Second Quarter and Six Months our interest and other income was $120,000 and $178,000, respectively, compared to $453,000 and $631,000 for the comparable periods last year.  The large amounts recorded last year are primarily due to the following non-recurring items:  (i) a higher legal interest rate charged on the monies previously owed to us by Mossimo, and (ii) receipt of an additional $375,000 from Mossimo as reimbursement of our legal fees incurred in the second quarter of last year.  Absent the $375,000 reimbursement from Mossimo and also the interest charged on monies previously owed to us by Mossimo recorded last year, our interest income this year is trending higher due to larger cash balances.

During the Second Quarter and Six Months we recorded for generally accepted accounting principles a tax provision of $3.1 million and $7.2 million, respectively, which equates to an effective tax rate of 40.2% and 40.2% for such periods compared to $3.0 million and $6.9 million and an effective tax rate of 41.2% and 41.2% recorded for the same periods last year.  We are making quarterly estimated tax payments for our federal and state income tax liabilities.  During the Second Quarter and Six Months our net income was $4.6 million and $10.7 million or $0.52 and $1.21 per diluted share, respectively, compared to $4.3 million and $9.9 million or $0.50 and $1.13 per diluted share for the comparable periods last year.

Liquidity and Capital Resources

Cash Flows.  On July 30, 2005 we had cash and cash equivalents of $10.3 million.  On January 29, 2005 we had cash and cash equivalents of $11.0 million.  Although the Company generated a significant amount of cash during the Six Months, the slight decline in cash and cash equivalents during this period is primarily attributable to our payment of $8.7 million in dividends, and collection of $6.4 million in past receivables from Mossimo in the comparable period last year.

During the Six Months, cash provided by operations was $7.0 million, compared to $13.1 million for the six months ended July 31, 2004.  The total decrease of $6.1 million in cash from operations as compared to last year was primarily attributable to an increase in our accounts receivables of $3.1 million, as compared to a decrease of $3.4 million last year (reflecting the receipt of the $6.4 million in proceeds from Mossimo last year), along with an increase in prepaid expenses and other assets of $750,000 as compared to a decrease of $595,000 last year.  Other differences include a larger stock option tax benefit of $718,000 in our Six Months as compared to $257,000 last year, due to a greater number of stock option exercises during the Six Months.  The decrease in accounts payables and other accrued liabilities of $1.6 million during the Six Months was less than the decrease of $1.65 million last year.  The increase in prepaid expenses and other assets is primarily due to the change in our income taxes payable account —which changed from a current liability (income taxes payable) during our First Quarter as we recorded our income tax provisions, to a current receivable as of July 30, 2005.  The income taxes payable account was reduced in May and July when we made our estimated quarterly tax payments for our First and Second Quarters, and as a consequence this account changed from a current liability to a current receivable.

Cash used by investing activities during the Six Months was $149,000, as compared to cash provided of $2.4 million for the six months ended July 31, 2004.  The cash provided of $2.4 million last year was primarily comprised of a decrease in restricted cash of $2.6 million which pertained to the final payment made in retiring our Secured Notes in February 2004.  The uses of cash in our investing activities during the Six Months included purchases of property and equipment of $59,000, and capitalized trademark registration and renewal costs of $90,000.  In comparison, during the six months ended July 31, 2004 purchases of property and equipment totaled $42,000 and trademark registration and renewal costs totaled $210,000, of which $128,000 was attributable to contingent payments made to Sideout.

Cash used in financing activities was $7.5 million during the Six Months, which included two dividend payments which together totaled $8.7 million, and the receipt of $1.2 million in proceeds from the exercise of stock options.  In comparison, for the six months ended July 31, 2004 cash used in financing activities was $13.0 million, comprised of three dividend payments which together totaled $11.2 million, final payment on the Secured Notes of $2.6 million in February 2004, and also the receipt of $804,000 in proceeds from the exercise of stock options.

Uses of Liquidity. Our cash requirements through the end of fiscal 2006 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, pay dividends and/or potentially repurchase shares of our common stock.  The declaration and payment of any dividends will be at the discretion of our board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our board.

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

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

Payments Due by Period(a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Long-Term Debt	$—		—		—	—	$—
Capital Lease Obligations	—		—		—	—	—
Operating Leases (b)	115,000		115,000		—	—	230,000
Unconditional Purchase Obligations	—		—		—	—	—
Other Long-Term Obligations	—	(c)(d)(e)	—	(c)(d)(e)	—	—	—	(c)(d)(e)
Total Contractual Cash Obligations	$115,000		115,000		—	—	$230,000

(a)             For purposes of the above table, yearly periods were calculated to coincide with our fiscal quarters, meaning, for example, that the period covered by the column captions “Less than 1 year” starts July 30, 2005 and ends July 29, 2006.

(b)            Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California.  The lease currently expires on July 31, 2007.  However, Cherokee recently negotiated three additional three-year options to extend the lease at market rates, and if all of these options are exercised, Cherokee’s lease payments would continue through July 31, 2016.

(c)             Under the terms of the management agreement with Robert Margolis, our Chief Executive Officer and Chairman, Mr. Margolis is paid a base salary of $647,564 per fiscal year, subject to annual cost of living increases.  As a result of such annual cost of living increases during the past several years, Mr. Margolis’s base salary for fiscal 2005 was $734,000 and for fiscal 2006 is $760,000.  The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million.  Based on such terms, we accrued a bonus of $3.5 million for Mr. Margolis, which was paid during our First Quarter.  If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase.  Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years.  Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year’s performance bonus under the management agreement.  Based on the amounts paid for fiscal 2005, the lump sum payment owed upon such a termination would be approximately $12.6 million.  See “Item 1.  Business — Risk Factors” of our Form 10-K for the year ended January 29, 2005.

(d)            After we recover our initial investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. and from whom we acquired such brands.  We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due. As of July 30, 2005 we had remaining costs of $1.9 million of our investment which had not yet been recovered.  If royalty revenues collected from TJX continue at the level achieved in the Second Quarter, we believe we would recover our remaining costs in approximately 2 to 3 years.  Hence, we currently project that beginning in the year 2007 (our fiscal 2008) we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

(e)             Stated amount does not include any future payments pursuant to either the future bonuses earned pursuant to the management agreement with Mr. Margolis or our agreement with Ms. Little.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through July 2006; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis.  See “Item 1.  Business — Risk Factors” in our Form 10-K for the fiscal year ended January 29, 2005.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of our Form 10-K for the year ended January 29, 2005 and under the caption titled “Special Note Regarding Forward-Looking Statements” below.

As of July 30, 2005 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of any debt or any other material third-party obligations.  As of July 30, 2005, we did not have any standby letters of credit nor any standby repurchase obligations.

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

Inflation and Changing Prices

Inflation traditionally has not had a significant effect on our operations.  Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material impact on future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of July 30, 2005 we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business.  For our most recent fiscal year ended January 29, 2005, revenues from international licensing comprised 34.0% of our consolidated revenues.  For the first Six Months of fiscal 2006, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $0.7 million, which represents 3.0% of the total revenues reported for the Six Months.  Such change is not considered to represent a material effect on our results of operations or cash flow.

All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  For example, the royalty revenues from Tesco (United Kingdom) during the Six Months reflect a 0.9% favorable change in the revenue-weighted-average exchange rate as compared to the revenue-weighted-average exchange rate used in the comparable period last year.  During the First Quarter the exchange rate reflected a favorable 5.96% change in the average exchange rate as compared to the comparable period last year, and during the Second Quarter the exchange rate reflected an unfavorable -3.18% change in the average exchange ratio as compared to the comparable period last year.  In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Cherokee maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15 (e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance, and Cherokee’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of July 30, 2005.

(b) Changes in internal controls.  Management determined that as of July 30, 2005, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of holders of common stock during the Second Quarter.

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

Cherokee Inc. did not file any Current Reports on Form 8-K during the quarterly period ended July 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 8, 2005

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle Chief Financial Officer