Form 10-Q
period 2005-10-29
CHEROKEE INC
filed 2005-12-06
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 4, 2005
Common Stock, $.02 par value per share	8,764,224

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	October 29, 2005	January 29, 2005

Assets
Current assets:
Cash and cash equivalents	$12,200,000	$10,960,000
Receivables, net	7,940,000	7,567,000
Prepaid expenses and other current assets	2,304,000	1,081,000
Deferred tax asset	872,000	1,004,000

Total current assets	23,316,000	20,612,000

Deferred tax asset	1,047,000	1,320,000
Property and equipment, net of accumulated depreciation of $453,000 and $391,000, respectively	304,000	149,000
Trademarks, net of accumulated amortization of $4,959,000 and $4,115,000, respectively	8,366,000	9,077,000
Other assets	15,000	35,000

Total assets	$33,048,000	$31,193,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$618,000	$526,000
Other accrued liabilities	3,737,000	4,310,000
Dividends payable	5,258,000	4,334,000

Total current liabilities	9,613,000	9,170,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,764,224 and 8,670,072 shares issued and outstanding at October 29, 2005 and at January 29, 2005, respectively	175,000	173,000
Additional paid-in capital	9,346,000	7,403,000
Retained earnings	13,914,000	14,447,000

Stockholders’ equity	23,435,000	22,023,000

Total liabilities and stockholders’ equity	$33,048,000	$31,193,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Nine months ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Royalty revenues	$8,359,000	$7, 963,000	$32,838,000	$30,400,000
Selling, general and administrative expenses	3,037,000	2,825,000	9,835,000	9,073,000

Operating income	5,322,000	5,138,000	23,003,000	21,327,000

Other income (expense) :
Interest expense	—	(6,000)	(22,000)	(16,000)
Interest and other income	119,000	91,000	297,000	722,000

Total other income (expense), net	119,000	85,000	275,000	706,000

Income before income taxes	5,441,000	5,223,000	23,278,000	22,033,000
Income tax provision	2,188,000	1,937,000	9,354,000	8,868,000

Net income	$3,253,000	$3,286,000	$13,924,000	$13,165,000

Basic earnings per share	$0.37	$0.38	$1.59	$1.52

Diluted earnings per share	$0.37	$0.38	$1.58	$1.51

Weighted average shares outstanding
Basic	8,764,224	8,664,685	8,738,030	8,643,555

Diluted	8,815,803	8,734,123	8,810,435	8,714,470

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at January 29, 2005	8,670,072	$173,000	$7,403,000	$14,447,000	$22,023,000

Stock option tax benefit			421,000		421,000
Proceeds from exercise of stock options	54,693	1,000	685,000		686,000
Accrued and paid dividends (a)				(11,000)	(11,000)
Net income				6,094,000	6,094,000

Balance at April 30, 2005 (b)	8,724,765	$174,000	$8,509,000	$20,530,000	$29,213,000

Stock option tax benefit			297,000		297,000
Proceeds from exercise of stock options	39,459	1,000	540,000		541,000
Accrued and paid dividends				(9,186,000)	(9,186,000)
Net income				4,575,000	4,575,000

Balance at July 30, 2005	8,764,224	$175,000	$9,346,000	$15,919,000	$25,440,000

Stock option tax benefit
Proceeds from exercise of stock options
Accrued and paid dividends				(5,258,000)	(5,258,000)
Net income				3,253,000	3,253,000

Balance at October 29, 2005	8,764,224	$175,000	$9,346,000	$13,914,000	$23,435,000

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

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended
	October 29, 2005	October 30, 2004
Operating activities
Net income	$13,924,000	$13,165,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,000	35,000
Amortization of trademarks	843,000	767,000
Amortization of debt issue costs and securitization fees	20,000	16,000
Deferred income taxes	405,000	273,000
Stock option tax benefit	718,000	285,000
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	(373,000)	5,428,000
Decrease (increase) in prepaid expenses and other assets	(1,223,000)	74,000
Increase (decrease) in accounts payable and other accrued liabilities	(481,000)	(353,000)

Net cash provided by operating activities	13,895,000	19,690,000

Investing activities
Decrease in restricted cash	—	2,627,000
Purchase of property and equipment	(216,000)	(52,000)
Purchase of trademarks, registration and renewal costs	(133,000)	(264,000)

Net cash provided by (used in) investing activities	(349,000)	2,311,000

Financing activities
Proceeds from exercise of stock options	1,227,000	877,000
Dividends	(13,533,000)	(14,830,000)
Payment on notes	—	(2,625,000)

Net cash used in financing activities	(12,306,000)	(16,578,000)

Increase (decrease) in cash and cash equivalents	1,240,000	5,423,000
Cash and cash equivalents at beginning of period	10,960,000	5,850,000

Cash and cash equivalents at end of period	$12,200,000	$11,273,000

Non cash financing activities:

Declaration of dividends	$5,258,000	$4,334,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements as of October 29, 2005 and for the three and nine month periods ended October 29, 2005 and October 30, 2004 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 29, 2005 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and nine month periods ended October 29, 2005 are not necessarily indicative of the results to be expected for the fiscal year ended January 28, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein the term “First Quarter” refers to the three months ended April 30, 2005; the term “Second Quarter” refers to the three months ended July 30, 2005; the term “Third Quarter” refers to the three months ended October 29, 2005; and the term “Nine Months” refers to the nine months ended October 29, 2005.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended October 29, 2005 and October 30, 2004:

	October 29, 2005		October 30, 2004
	3 Months	9 Months	3 Months	9 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$3,253,000	$13,924,000	$3,286,000	$13,165,000

Denominator:
Denominator for net income per common share-weighted average shares	8,764,224	8,738,030	8,664,685	8,643,555
Effect of dilutive securities:
Stock options	51,579	72,405	69,438	70,915

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,815,803	8,810,435	8,734,123	8,714,470

The diluted weighted average number of shares excludes zero shares of common stock issuable on the exercise of stock options for the nine-month periods ended October 29, 2005 and October 30, 2004, respectively, because the effect of their inclusion would have been anti-dilutive.  The diluted weighted average number of shares excludes 75,000 and zero shares of common stock issuable on the exercise of stock options for the three month periods ended October 29, 2005 and October 30, 2004, respectively, because the effect of their inclusion would have been anti-dilutive.

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

Stock-Based Compensation

The Company currently maintains two compensation plans, the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”), and the 2003 Incentive Award Plan (the “2003 Plan”).  During the First Quarter the Company did not grant any stock options.  During the Second Quarter the Company granted 100,000 stock options to its employees in reward for their performance during fiscal 2005.  These stock options expire in seven years from the date of grant, have an exercise price equal to the market closing price on the date of grant, and vest ratably over three years.  There were no stock options granted during the Third Quarter.

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

	Quarter Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, |2005	October 30, 2004
Net income:
As reported	$3,253,000	$3,286,000	$13,924,000	$13,165,000
Stock-based compensation expense determined under the fair value method	(151,000)	(110,000)	(350,000)	(291,000)

Pro forma	$3,102,000	$3,176,000	$13,574,000	$12,874,000

Net income per share—basic:
As reported	$0.37	$0.38	$1.59	$1.52
Per share effect of stock-based compensation expense determined under the fair value method	(0.02)	(0.01)	(0.04)	(0.03)

Pro forma	$0.35	$0.37	$1.55	$1.49

Net income per share—diluted:
As reported	$0.37	$0.38	$1.58	$1.51
Per share effect of stock-based compensation expense determined under the fair value method	(0.02)	(0.01)	(0.04)	(0.03)

Pro forma	$0.35	$0.37	$1.54	$1.48

Trademarks

During the three months ended October 29, 2005 (the “Third Quarter”) and for the nine months ended October 29, 2005 (the “Nine Months”) and for the three and nine months ended October 30, 2004, the Company did not acquire any trademarks.  Trademark registration and renewal fees which were capitalized during the Third Quarter and Nine Months totaled $43,000 and $133,000, respectively.  In comparison, for the three months and nine months ended October 30, 2004 the total trademark registration and renewal fees capitalized totaled $54,000 and $264,000, which totals included contingent purchase payments made to Sideout Inc., of $35,000 and $162,000, respectively.  The Company made its last contingent purchase payment to Sideout Inc. during the quarter ended October 30, 2004.

Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Current:
Federal	$1,249,000	$913,000	$5,224,000	$5,057,000
State	433,000	429,000	1,852,000	1,915,000
Foreign	608,000	595,000	1,873,000	1,623,000

	2,290,000	1,937,000	8,949,000	8,595,000
Deferred:
Federal	(102,000)	—	405,000	273,000
State

	(102,000)	—	405,000	273,000

	$2,188,000	$1,937,000	$9,354,000	$8,868,000

Deferred income taxes are comprised of the following:

	October 29, 2005		January 29, 2005
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	$(47,000)	$—	$(47,000)
Tax effect of NOL carryovers	273,000	1,093,000	273,000	1,366,000
State income taxes	599,000	1,000	731,000	1,000

Total deferred tax assets	$872,000	$1,047,000	$1,004,000	$1,320,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards.  We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax expense net of federal income tax benefit	5.2	5.8	5.2	5.8
State income tax Refund net of federal income tax		(3.7)		(0.6)
Other	—	—	—	—

Tax provision	40.2%	37.1%	40.2%	40.2%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382.  The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000.  Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year.  Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount.  As of October 29, 2005, we estimate that we have $3.9 million of federal Section 382 NOLs available that begin to expire in 2008.

(3)    Long Term Debt

We have no long-term debt outstanding as of October 29, 2005.  In the prior year our long term debt was comprised of Zero-Coupon Secured Notes (“Secured Notes”) yielding 7% interest per annum, which matured on February 20, 2004.  We made our last quarterly payment of $2.6 million on the Secured Notes on February 20, 2004 and subsequently retired the Secured Notes.

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

(4)   Dividends

On January 18, 2005 we declared a dividend of $4.3 million, or $0.50 per share, which was paid on March 15, 2005.  On May 2, 2005 we declared a dividend of $4.3 million, or $0.50 per share, which was paid on June 15, 2005 to shareholders of record as of June 1, 2005.  On June 15, 2005 we declared a dividend of $4.8 million, or $0.55 per share, which was paid on September 15, 2005 to shareholders of record as of September 1, 2005.  On October 17, 2005 we declared a dividend of $5.3 million, or $0.60 per share, which is to be paid on December 15, 2005 to shareholders of record as of December 1, 2005.

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

Cherokee Inc. (which may be referred to as we, us or our) is in the business of marketing and licensing the Cherokee, Carole Little and Sideout brands and related trademarks and other brands we own or represent.  We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the world.  Our operating strategy emphasizes domestic and international retail direct and wholesale licensing whereby we grant retailers and wholesalers the license to use the trademarks held by us on certain categories of merchandise in their respective territories.

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others.  The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values.  The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997.  The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002.  As of October 29, 2005, we had eleven continuing license agreements covering both domestic and international markets.  None of our continuing license agreements expire in fiscal 2006.

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

During the Third Quarter, total retail sales of merchandise bearing the Cherokee brand increased to $626.9 million versus $601.0 million in total retail sales for the third quarter of last year.

Target Stores’ sales of Cherokee branded products during the Third Quarter totaled $448.7 million compared to $434 million for the three months ended October 30, 2004.  As a consequence, our royalty revenues for the Third Quarter from Target Stores increased by 3.1% over the royalty revenues reported in the third quarter of last year.  Target Stores pays us royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise.  Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million per year for each fiscal year that the term of the Amended Target Agreement is extended.

Tesco’s sales of merchandise bearing the Cherokee brand in the United Kingdom and Ireland (the only two territories in which Tesco is currently selling Cherokee branded products) were $136.5 million in our Third Quarter, compared to $126.6 million in the third quarter of last year.  Zeller’s sales of merchandise bearing the Cherokee brand were approximately $35.2 million during the Third Quarter compared to $32.2 million for the third quarter of last year.  The estimated retail sales of Cherokee branded merchandise of approximately $626.9 million for the Third Quarter does not include any retail sales totals from Mexico, as our licensee in Mexico is not required to report gross retail sales.

During the Third Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $20.5 million in comparison to $29.3 million for the third quarter of last year.

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

Results of Operations

Revenues were $8.4 million and $32.8 million during the Third Quarter and Nine Months, respectively, compared to $8.0 million and $30.4 million during the third quarter and nine month period ended October 30, 2004, respectively, an increase of 5.0% and 8.0%.  Revenues from the Cherokee brand were $6.9 million and $27.5 million during the Third Quarter and Nine Months, respectively, compared to $6.7 million and $25.7 million for the comparable periods last year.  During the Third Quarter and Nine Months, revenues of $3.3 million and $16.5 million, respectively, were recognized from Target Stores compared to $3.2 million and $16.3 million for the comparable periods last year, which accounted for 39.7% and 50.3% of total revenues, respectively, versus 40.4% and 53.6% last year.  The increase in revenues from Target stores for the Nine Months compared to the prior year was attributable to slightly higher sales of Cherokee branded products, including in women’s apparel and accessories.  Revenues from Tesco for sales of Cherokee branded products were $2.5 million and $8.0 million during the Third Quarter and Nine Months, respectively, compared to $2.45 million and $6.7 million for the comparable periods last year.  The growth in revenues from Tesco over the Nine Months is primarily attributable to an increase in the number of Cherokee-branded products sold in the United Kingdom and Ireland (the only two territories currently selling Cherokee branded products) and also the expansion of product categories for Cherokee branded products in these territories.  Revenues from Zeller’s were $846,000 and $2.3 million during the Third Quarter and Nine Months, respectively, compared to $818,000 and $2.1 million for the comparable periods last year, due primarily to higher sales of Cherokee branded product by Zellers across various categories, including kids apparel and home products.    Revenues from Carrefour for sales of Cherokee branded products were $130,000 and $519,000 during the Third Quarter and Nine Months, respectively, compared to $165,000 and $547,000 for the comparable periods last year.

Revenues from the Sideout brand were $558,000 and $1.8 million during the Third Quarter and Nine Months compared to $763,000 and $2.3 million for the comparable periods last year.  Revenues from Mervyn’s for sales of Sideout branded products during the Third Quarter and Nine Months were $539,000 and $1.7 million compared to $744,000 and $2.1 million for the comparable periods last year, due primarily to lower sales of Sideout branded product by Mervyn’s in various product categories.

Third Quarter and Nine Months revenues also included $286,000 and $696,000 from the Carole Little brands, which is well above the $112,000 and $239,000 reported last year from these brands, primarily due to the increased number of Carole Little and Saint Tropez-West branded products now being offered in the licensee’s stores.

Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers, Tesco and Carrefour, were collectively $3.53 million and $11.0 million during the Third Quarter and Nine Months, respectively, compared to $3.49 million and $9.4 million for the comparable periods last year.  This increase is due primarily to the growth in revenues from Tesco, and also increased revenues from Zeller’s.

Third Quarter and Nine Months revenues include $580,000 and $2.8 million, respectively, attributable to Mossimo Inc. compared to $364,000 and $2.1 million for the comparable periods last year.

Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivables balance of $7.9 million as of the end of the Third Quarter included an accrual for revenues earned from Target Stores, Zeller’s, Mervyn’s, Tesco, and other licensees that are expected to be received in the month or 45 days following the end of the Third Quarter.

We believe that our future revenues from Target and Zeller’s may continue to grow based upon recent trends and changes in how Target and Zeller’s are placing our products in their stores and competition from other branded products.  We are unsure how our future revenues from Mervyn’s will trend, as they were down in each of the first three fiscal quarters this year and may or may not continue to trend down.  During 2004 Target sold Mervyn’s to a private equity group, which may decide to sell some of the Mervyn’s locations, and may or may not decide to change Mervyn’s retailing strategy.   However, during 2004 Mervyn’s extended our contract for an additional three years, until January 31, 2008.

Based on Tesco’s sales of Cherokee branded products in the last year and the Nine Months, and Tesco’s expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco may continue to grow.  In addition, Tesco has been awarded a number of new territories in which they operate stores beyond their current territories of the United Kingdom and Ireland.  Several of these new territories are expected to start selling Cherokee-branded products sometime during the next 12 to 24 months.

Selling, general and administrative expenses for the Third Quarter and Nine Months were $3.0 million and $9.8  million, respectively, or 36.3% and 30.0%, of revenues, in comparison to selling, general and administrative expenses of $2.8 million and $9.1 million or 36% and 30% of revenues during the comparable periods last year.  The increase in our selling, general and administrative expenses during the Third Quarter and Nine Months was primarily attributable to higher trademark amortization expenses, higher banking expenses, and a higher headcount in our marketing department which resulted in higher salaries and payroll expenses, coupled with higher marketing expenses incurred during the period.  In addition, we also experienced small increases in various other expenses, which were partially offset through decreases in other expenses.

During the Third Quarter and Nine Months our interest expense was zero and $22,000, respectively, compared to $6,000 and $16,000 for the comparable periods last year.  The interest expense in the Nine Months was attributable to the amortization of costs incurred in establishing our bank credit facility, which expired in July 2005.

During the Third Quarter and Nine Months our interest and other income was $119,000 and $297,000, respectively, compared to $91,000 and $722,000 for the comparable periods last year.  The large amounts recorded last year are primarily due to the following non-recurring items:  (i) a higher legal interest rate charged on the monies previously owed to us by Mossimo, and (ii) receipt of an additional $375,000 from Mossimo as reimbursement of our legal fees incurred in the second quarter of last year.  Excluding the $375,000 reimbursement from Mossimo and also the higher legal rate of interest charged on monies previously owed to us by Mossimo recorded last year, our interest income this year is trending higher due to larger cash balances and higher interest rates.

During the Third Quarter and Nine Months we recorded for generally accepted accounting principles a tax provision of $2.2 million and $9.4 million, respectively, which equates to an effective tax rate of 40.2% and 40.2%

for such periods compared to $1.9 million and $8.9 million and an effective tax rate of 37.1% and 40.2% recorded for the same periods last year.  The lower tax provision in the third quarter of last year was primarily the result of approximately $425,000 in state tax refunds (which includes interest income of $57,000) received in October 2004 from the state of California, which had the effect of lowering our provision for taxes.  We are making quarterly estimated tax payments for our federal and state income tax liabilities.  During the Third Quarter and Nine Months our net income was $3.3 million and $13.9 million or $0.37 and $1.58 per diluted share, respectively, compared to $3.3 million and $13.2 million or $0.38 and $1.51 per diluted share for the comparable periods last year.

Liquidity and Capital Resources

Cash Flows.  On October 29, 2005 we had cash and cash equivalents of $12.2 million.  On January 29, 2005 we had cash and cash equivalents of $11.0 million.  The $1.2 million increase in cash and cash equivalents achieved since the beginning of the year was primarily the result of higher net income, higher trademark amortization, and cash proceeds received from the exercise of stock options, which was counter-balanced by the Company paying out three quarterly dividends totaling $13.5 million during this period.

During the Nine Months, cash provided by operations was $13.9 million, compared to $19.7 million for the nine months ended October 30, 2004.  The total decrease of $5.8 million in cash from operations as compared to last year was primarily attributable to the increase in our accounts receivables of $0.3 million as compared to a decrease of $5.4 million last year (reflecting the receipt of the $6.4 million in proceeds from Mossimo last year), along with an increase in prepaid expenses and other assets of $1.2 million as compared to a decrease of $347,000 last year.  Other differences include a larger stock option tax benefit of $718,000 in our Nine Months as compared to $285,000 last year, due to a greater number of stock option exercises during the Nine Months.  The decrease in accounts payables and other accrued liabilities of $481,000 during the Nine Months was slightly greater than the decrease of $353,000 last year.  The increase in prepaid expenses and other assets is primarily due to the change in our income taxes payable account —which changed from a current liability (income taxes payable) during our First Quarter as we recorded our income tax provisions, to a current receivable as of October 29, 2005.  The income taxes payable account was reduced in May, July and October when we made our estimated quarterly tax payments for our first three fiscal quarters, and as a consequence this account changed from a current liability to a current receivable.

Cash used by investing activities during the Nine Months was $349,000, as compared to cash provided of $2.3 million for the nine months ended October 30, 2004.  The cash provided of $2.3 million last year was primarily comprised of a decrease in restricted cash of $2.6 million which pertained to the final payment made in retiring our Secured Notes in February 2004.  The uses of cash in our investing activities during the Nine Months included purchases of property and equipment of $216,000 —which was primarily the buildout of additional office space at our sole location, and capitalized trademark registration and renewal costs of $133,000.  In comparison, during the nine months ended October 30, 2004 purchases of property and equipment totaled $52,000 and trademark registration and renewal costs totaled $264,000, of which $162,000 was attributable to contingent payments made to Sideout.

Cash used in financing activities was $12.3 million during the Nine Months, which included three dividend payments which together totaled $13.5 million, and the receipt of $1.2 million in proceeds from the exercise of stock options.  In comparison, for the nine months ended October 30, 2004 cash used in financing activities was $16.6 million, comprised of four dividend payments which together totaled $14.8 million, final payment on the Secured Notes of $2.6 million in February 2004, and also the receipt of $877,000 in proceeds from the exercise of stock options.

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

At January 31, 2004 we had accounts receivable outstanding from Mossimo totaling $6.2 million, which included past revenues, interest owed on such amounts past due, and certain legal fees incurred up to January 2003.  During the first quarter of last year (fiscal 2005), Mossimo paid us all of the past amounts due, plus interest owed on such amounts, which totaled approximately $6.4 million.  Shortly thereafter, on April 13, 2004 we declared a one-time special dividend of $4.3 million, or $0.50 per share from the majority of the proceeds received from the settlement of our litigation with Mossimo.  This special dividend was paid on May 26, 2004.  On May 21, 2004, we agreed to settle with Mossimo regarding the amount of legal fees due, and subsequently received an additional $375,000 from Mossimo.  We recognized this additional $375,000 payment in our second quarter of last year, which ended July 31, 2004.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

Payments Due by Period(a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Long-Term Debt	$—		—		—	—	$—
Capital Lease Obligations	—		—		—	—	—
Operating Leases (b)	115,000		86,000		—	—	201,000
Unconditional Purchase Obligations	—		—		—	—	—
Other Long-Term Obligations	—	(c)(d)(e)	—	(c)(d)(e)	—	—	—	(c)(d)(e)
Total Contractual Cash Obligations	$115,000		86,000		—	—	$201,000

(a)             For purposes of the above table, yearly periods were calculated to coincide with our fiscal quarters, meaning, for example, that the period covered by the column captions “Less than 1 year” starts October 30, 2005 and ends October 29, 2006.

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

(c)             Under the terms of the management agreement with Robert Margolis, our Chief Executive Officer and Chairman, Mr. Margolis is paid a base salary of $647,564 per fiscal year, subject to annual cost of living increases.  As a result of such annual cost of living increases during the past several years, Mr. Margolis’s base salary for fiscal 2005 was $734,000 and for fiscal 2006 is $760,000.  The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million.  Based on such terms, we accrued a bonus of $3.5 million for Mr. Margolis, which was paid during our First Quarter.  If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase.  Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next three years.  Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year’s performance bonus under the management agreement.  Based on the amounts paid for fiscal 2005, the lump sum payment owed upon such a termination would be approximately $12.6 million.  See “Item 1.  Business — Risk Factors” of our Form 10-K for the year ended January 29, 2005.

(d)            After we recover our initial investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. and from whom we acquired such brands.  We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due. As of October 29, 2005 we had remaining costs of $1.6 million of our investment which had not yet been recovered.  If royalty revenues collected from TJX continue at the level achieved through the Nine Months, we believe we would recover our remaining costs in approximately 18 to 24 months.  Hence, we currently project that beginning in the year 2007 (our fiscal 2008) we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

(e)             Stated amount does not include any future payments pursuant to either the future bonuses earned pursuant to the management agreement with Mr. Margolis or our agreement with Ms. Little.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through October 2006; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis.  See “Item 1.  Business — Risk Factors” in our Form 10-K for the fiscal year ended January 29, 2005.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1 of our Form 10-K for the year ended January 29, 2005 and under the caption titled “Special Note Regarding Forward-Looking Statements” above.

As of October 29, 2005 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of any debt or any other material third-party obligations.  As of October 29, 2005, we did not have any standby letters of credit nor any standby repurchase obligations.

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

Inflation and Changing Prices

Inflation traditionally has not had a significant effect on our operations.  Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material negative impact on future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of October 29, 2005 we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business.  For our most recent fiscal year ended January 29, 2005, revenues from international licensing comprised 34.0% of our consolidated revenues.  For the first Nine Months of fiscal 2006, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $1.1 million, which represents 3.3% of the total revenues reported for the Nine Months.  Such change is not considered to represent a material effect on our results of operations or cash flow.

All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, the past weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  Conversely, the recent strengthening of the U.S. dollar has not benefited us.  For example, the royalty revenues from Tesco (United Kingdom) during the Nine Months reflect a -1.1% unfavorable change in the revenue-weighted-average exchange rate as compared to the revenue-weighted-average exchange rate used in the comparable period last year.  During the First Quarter the exchange rate reflected a favorable 5.96% change in the average exchange rate as compared to the comparable period last year; during the Second Quarter the exchange rate reflected an unfavorable -3.18% change in the average exchange ratio as compared to the comparable period last year; and during the Third Quarter the exchange rate reflected an unfavorable -4.75% change in the average exchange ratio as compared to the comparable period last year.  In the future, should the dollar continue to strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Cherokee maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15 (e) that are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance, and Cherokee’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of October 29, 2005.

(b) Changes in internal controls.  Management determined that as of October 29, 2005, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Cherokee Inc. did not file any Current Reports on Form 8-K during the quarterly period ended October 29, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 6, 2005

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis
Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle Chief Financial Officer