Form 10-K
period 2006-01-28
CHEROKEE INC
filed 2006-04-13
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                             For the fiscal year ended January 28, 2006 or

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

common stock, $.02 par value per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of March 31, 2006, the registrant had 8,787,311 shares of its common stock, par value $.02 per share, issued and outstanding.

As of July 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $312.8 million (computed on the basis of the last trade of the common stock on the NASDAQ National Market on July 29, 2005).

Documents Incorporated by Reference:

Certain portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2006, are incorporated by this reference into Part III as set forth herein.

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values. The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997. The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002. These brands are recognized women’s brands that we have begun to market in apparel, accessories and home products. As of January 28, 2006, we had eleven continuing license agreements covering both domestic and international markets. Our continuing license agreement with Carrefour expires as of December 31, 2006. During 2006 we expect to begin seeking new licensees for those territories included in the licensing agreement with Carrefour.

Our retail direct licensing strategy is premised on the proposition that around the world nearly all aspects of the moderately priced apparel, footwear, and other consumer products businesses can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, we believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as our brands, than through carrying strictly private label goods or branded products from third-party vendors. Our strategy globally is to capitalize on these ideas by licensing our portfolio of brands (and brands we represent) primarily to large and growing retailers, such as Target Stores and TJX Companies in the U.S., Zeller’s in Canada, and Tesco in Europe, who work in conjunction with us to develop merchandise for their stores.

Parties seeking to sell their brands and related trademarks frequently approach us. Should an established and marketable brand or similar equity property become available on favorable terms, we would be interested in pursuing such an acquisition. For example, in December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc., which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy, for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and a five-year master licensing agreement with Gilrichco, Inc. for the remaining acquired brands. We subsequently terminated the licensing agreement with Gilrichco during fiscal 2004.

In addition to acquiring brands and licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying licensees or licensors for their brands or stores. Generally, when representing a brand on an exclusive basis, we perform a range of services, including marketing of brands, solicitation of licensees, and other related services. In return for our services we normally charge a certain percentage of the net royalties generated by the brands we represent and manage. For example, in 2000 we introduced Mossimo to Target Stores; in 2003 we introduced the

HouseBeautiful brand to May Company department stores; and in 2004 we introduced the Latina brand to Sears.

During the fourth quarter of fiscal 2006, as a result of a change in strategy due to the Federated Companies recently closed acquisition of May Company Department Stores, the HouseBeautiful brand licensing agreement with May Company Stores was recently amended such that during fiscal 2007 May Company will likely no longer sell HouseBeautiful branded products. As a result of such amendment Cherokee received a one-time payment of over $1.1 million in January 2006, and has begun to re-market the HouseBeautiful brand to other potential licensees.

Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 6835 Valjean Avenue, Van Nuys, California 91406, telephone (818) 908-9868. We maintain a website with the address www.thecherokeegroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Overview of Licensing Business

The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional, wholesome values. We acquired the Sideout brand and related trademarks, which represent a young active lifestyle, in November 1997. See “Sideout Agreement” below. Our primary emphasis for the past ten years has been directed toward domestic and international retail direct and wholesale licensing. As of January 28, 2006, we had eleven continuing license agreements covering both domestic and international markets, five of which pertained to the Cherokee brand.   One of our continuing license agreements, that with Carrefour, expires as of December 31, 2006. During 2006 we will be seeking new licensees for those territories included in the licensing agreement with Carrefour.

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

Our current business strategy is to maximize the value of our existing and future brands by marketing them in a manner that recognizes the relative market power, in different areas of the world, of the various participants—manufacturer, wholesaler and retailer—in the chain of supply to the ultimate consumer. In the United States, market power and accompanying economies of scale are generally held by a few dominant retailers of moderately priced merchandise, and, accordingly, in the United States we have pursued our retail direct licensing strategy. In contrast to the retail market in the United States, as well as in Canada, in selected international markets we have sought to develop our brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets. Finally, in some countries, we believe that an owner or licensee of one or more well-known U.S. brands may have the opportunity to become a dominant, vertically integrated manufacturer/retailer of branded apparel, footwear and accessories. Accordingly, in those countries we have begun to pursue licensing agreements or strategic alignments whereby our brands can become the basis for such a vertically integrated manufacturer/retailer. These various licensing strategies permit us to operate with minimal working capital, very low capital expenditures (other than those associated with acquiring new brands and related trademarks, maintaining our trademark registrations in certain countries, and modest replacement costs of our fixed assets), no production or manufacturing costs, significantly reduced design, marketing, distribution and other operating expenses, and a relatively small group of core employees.

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

Our most significant retail relationship in the United States is with Target Stores. The terms of our relationship with Target Stores are set forth in an amended licensing agreement (the “Amended Target Agreement”) between Cherokee and Target Stores entered into on November 12, 1997. This agreement was subsequently assigned to our wholly owned subsidiary Spell C. The Amended Target Agreement grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain specified categories of merchandise including:

•       men’s, women’s and children’s apparel, including intimate apparel, foundations and sleepwear;

•       men’s, women’s and children’s fashion accessories;

•       bed and bath products and accessories;

•       luggage, sports bags and backpacks;

•       home textiles;

•       domestics and home decor products;

•       home furnishings; and

•       sporting goods.

Due to the broad nature of the rights granted to Target Stores in the United States, and the restrictions contained in the Amended Target Agreement, we cannot enter into new retail or wholesale licensing agreements in the United States with respect to the Cherokee brand, except for retail license agreements for cosmetics, bath and body products with several drug store chains.

The initial term of the Amended Target Agreement commenced on February 1, 1998 through January 31, 2004. The Amended Target Agreement provides that if Target Stores remains current in its payments of the minimum guaranteed royalty under the agreement, then the term of the agreement will continue to automatically renew for successive fiscal year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year and Target Stores does not give notice of its intention to terminate the agreement. In February 2006, Target Stores elected to allow the term of the Amended Target Agreement to renew for an additional year. As a result, the term of the Amended Target Agreement currently continues through January 31, 2008 and remains subject to the automatic renewal provisions described above. Target Stores may terminate the Amended Target Agreement effective February 1, 2008 if it gives us written notice of its intent to do so by February 28, 2007, and may terminate at the end of any fiscal year thereafter, if it gives us written notice of its intent to do so during February of the calendar year prior to termination.

Under the Amended Target Agreement, Target Stores has agreed to pay royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Target Stores agreed to pay a minimum guaranteed royalty of $9.0 million for each of the two years ending January 31, 1999 and 2000, $10.5 million for each of the four years ending January 31, 2001 through 2004, and has agreed to pay $9.0 million for the year ended January 31, 2005 and each fiscal year thereafter, if any, that the term of the Amended Target Agreement is extended.

Royalty revenues from our Cherokee brand at Target Stores were $20.7 million during our fiscal year ended February 2, 2002, $21.4 million during fiscal 2003, $20.6 million during fiscal 2004, $20.0 million during fiscal 2005, and $20.2 million during fiscal 2006 which, due to the growth of our royalty revenues from our international licensees during this period, accounted for 67% , 65%, 57%, 51% and 47%, respectively, of our consolidated revenues during such periods. Royalty revenues in fiscal 2006 from Target Stores were 224% of the guaranteed minimum royalty under the Amended Target Agreement. See “Risk Factors.”

During fiscal 2006 our only non-exclusive United States retail direct licensing contract for the Sideout brand was with Mervyn’s. Categories of merchandise under license include men’s, women’s and children’s sportswear, accessories, luggage, sports bags and backpacks, skin care products and hats. During fiscal 2006, royalty revenues from Mervyn’s retail sales of Sideout branded products totaled $2.3 million as compared to $2.9 million during fiscal 2005. The term of our agreement with Mervyn’s was extended in October 2004 and currently continues until January 31, 2008. We continue to actively pursue our retail direct licensing strategy to further develop the Sideout brand in the United States and in certain other countries.

For our Carole Little brands (Carole Little, CLII and Saint Tropez-West), we have a retail direct licensing agreement with TJX Companies. This contract provides us with minimum guaranteed annual royalties during the five-year term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We received royalty revenues from TJX of $874,000 in fiscal 2006, as compared to $294,000 in fiscal 2005. As of January 28, 2006 we had remaining costs of $1.5 million of our investment which had not yet been recovered. If royalty revenues collected from TJX continue at their current levels, we believe we will recover our remaining costs in approximately one or two years. Hence, we currently project that beginning in the year 2007 (our fiscal 2008) we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

Generally, royalties on non-exclusive domestic retail licenses vary as a percent of the retailer’s net sales of licensed products and may decrease depending on the retailer’s annual sales of licensed products and the retailer’s guaranteed annual sales of licensed products. As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, some of our royalty agreements are structured to provide royalty rate reductions once certain specified cumulative levels of sales are achieved by our licensees during each fiscal year. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded. As a result, our royalty revenues as a percentage of our licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

During fiscal 2006, we received a total of $23.5 million in aggregate royalties from our United States retail direct license agreements and other miscellaneous licensing revenues (excluding revenues from Mossimo), which accounted for 55.1% of our consolidated revenues during such period.

International Licensing

We will continue to seek opportunities in targeted international markets to license our Cherokee and Sideout brands and other brands we own or represent through retail direct, master or wholesale licenses with manufacturers or other companies that have market power and economies of scale in their respective markets.

On August 22, 1997, we entered into an exclusive international retail direct licensing agreement with Zellers Inc., a Canadian retailer that is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise, including women’s, men’s and children’s apparel and footwear, women’s intimate apparel, fashion accessories, home textiles, cosmetics and recreational products. The term of the agreement was for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Royalty revenues from Zellers totaled $3.1 million in fiscal 2006, $3.1 million during fiscal 2005 and $3.3 million during fiscal 2004. In 2003 Zellers renewed their agreement for an additional five year period, through January 31, 2008. Under the terms of the renewed agreement, Zellers agreed to pay us a minimum guaranteed royalty of $15.6 million over the new five-year term under the same conditions of the original agreement. Zellers has the option to renew this agreement for an additional five years beyond the most recent renewal.

In early September 2000, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with France based Carrefour Group. The current term of the agreement expires on December 31, 2006, and we do not expect to renew this agreement. During 2006 we will be seeking replacement licensees for those territories included in the licensing agreement with Carrefour.

On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Great Britain’s Tesco Stores Limited. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. Royalty revenues from Tesco totaled $10.6 million in fiscal 2006 as compared to $8.9 million in fiscal 2005. Tesco also has a right to add a number of other countries to the territories covered by the agreement, assuming we have not already entered into exclusive licensing agreements covering such countries, and subject to the existing rights given to other licensees. In January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005 we  added the rights to Poland and the Czech Republic. In March 2006 Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and we currently expect that Tesco Hungary will start selling Cherokee branded products sometime during the latter half of 2006. We currently expect that Tesco will start selling Cherokee branded products in the Asian territories (Malaysia, South Korea, and Thailand) within the next 12 to 24 months, but cannot provide any assurances that this timeframe will be met. The initial term of the Tesco agreement had an expiration date of January 31, 2005, but as a result of Tesco’s quickly reaching the retail sales thresholds during fiscal 2005, this agreement was automatically extended for an additional three years to January 31, 2008.

In January 2004, Cherokee entered into a wholesale license agreement for the Cherokee brand in Mexico with Grupo Aviara SA, and Cherokee-branded products began to be sold through certain retailers in Mexico beginning October 2004. The country of Mexico was previously part of our licensing agreement with Carrefour. Royalty revenues from this agreement totaled $217,000 in fiscal 2005 and $296,000 in fiscal 2006, and we are cautiously optimistic that these revenues will continue to grow.

As of January 28, 2006, we had four international license agreements for the Cherokee brand (Tesco, Zellers, Grupo Aviara and Carrefour). We expect to continue to solicit additional licensees for the Cherokee brand in Asia, Europe and South America, subject to Tesco’s rights and other licensee’s rights under their respective agreements.

In December 2002 we entered into an international licensing agreement with Shanghai Bolderway, Fashion Inc., a division of Guangdong Bolderway Trading Development Co., Ltd. This multi-year agreement includes various product categories such as men’s, boy’s and women’s apparel and footwear for the Sideout brand. These products launched in China in fiscal 2005, and since that time we have only received the minimum guaranteed payments due from this contract. We previously had other licensing contracts with certain licensees for our Sideout Brand, including The Forzani Group (in Canada) and Sport Scheck (in Germany) during fiscal 2005, but these contracts have expired and we did not renew them based on the low volumes achieved by those licensees.

During fiscal 2006, we received $14.7 million in aggregate royalties from our international license agreements, which accounted for 34.4% of our consolidated revenues during such period.

Other Businesses and Brand Opportunities

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition. For example, in December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and we are currently exploring opportunities to license the Chorus Line, All that Jazz and Molly Malloy brands. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. As of January 28, 2006 we had not recovered approximately of $1.5 million of our investment. If royalty revenues collected from TJX continue at their current levels, we believe we would recover our remaining costs in approximately one or two years. Hence, we currently project that beginning in the year 2007 (our fiscal 2008) we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

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

For example, during fiscal 2001 we assisted Mossimo in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive a fixed percentage of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2005, the agreement between Mossimo and Target was renewed until January 31, 2008, and in April 2006 Mossimo announced that the agreement between Mossimo and Target had been renewed until January 31, 2010, but this agreement continues to contain early termination provisions. In fiscal 2003 we assisted House Beautiful in locating May Company Department Stores as a licensee of the House Beautiful brand. In addition, during our third quarter ended October 30, 2004 we assisted the brand Latina in locating Sears as a licensee of the Latina brand. We typically work on several select brand representation opportunities during each fiscal year.

As a result of a change in strategy due to the Federated Companies recently closed acquisition of May Company Stores, the HouseBeautiful brand licensing agreement with May Company Stores was recently amended such that during fiscal 2007 May Company will likely no longer sell HouseBeautiful branded products. As a result of such amendment Cherokee received a one-time payment of over $1.1 million in January 2006, and has begun to re-market the HouseBeautiful brand to other potential licensees.

During fiscal 2006 we reported revenues from Mossimo of $3.2 million, as compared to $2.4 million in fiscal 2005, and all such payments were received in a timely manner since the settlement of a lawsuit with Mossimo in fiscal 2005. During fiscal 2003 and 2004, we recognized revenues from Mossimo of $2.7 million and $2.5 million, respectively, which did not include interest on such amounts owing. However, Mossimo refused to pay the $5.2 million in aggregate finder’s fees due to us from fiscal 2003 through fiscal 2004. An arbitration was held between the parties in mid-October, 2002 on this matter. An arbitration panel ruled in favor of Cherokee on November 11, 2002, issuing an interim arbitration award directing Mossimo to pay all monies owed Cherokee plus interest on any of the monies withheld, along with legal fees. The arbitrators also reaffirmed the finder’s agreement. This interim award was reaffirmed in total in a final award dated January 16, 2003 of over $2.9 million. This final arbitration award stated that Cherokee was owed $2.4 million in finder’s fees from Mossimo, plus $420,272 in legal fees plus $95,305 of interest. On June 17, 2003, the Los Angeles Superior Court confirmed the arbitration award and entered judgment in Cherokee’s favor in the total amount of nearly $3.1 million, which included the past money due to us from the final arbitration award, plus additional interest expense from January 2003 to June 17, 2003. Mossimo then appealed this judgment to the Appellate Court. In conjunction with the appeal, Mossimo posted financial security satisfactory to the court of over $4.5 million, which is equal to one and one half times the amount of the Judgment. The appeal was heard by the Appellate Court on December 12, 2003 and on January 2, 2004 the Appellate court ruled in Cherokee’s favor and upheld the lower court’s finding. On February 6, 2004 Mossimo asked the California Supreme Court to review the unanimous decision of the California Court of Appeal. This appeal was denied on March 17, 2004. Shortly thereafter, Cherokee and Mossimo began discussions about determining the total outstanding amounts owed to Cherokee in this matter (including interest at the statutory rate of 10% on all past revenues and previously awarded interest and legal fees outstanding). On March 24, 2004 Mossimo presented Cherokee’s attorneys with a check for over $1.7 million along with a letter of release pertaining to the court deposit that Mossimo previously posted with the court (totaling over $4.5 million), which Cherokee subsequently received. This matter, including the reimbursement of nearly all of our legal expenses, was settled to our satisfaction during our second quarter ended July 31, 2004, and resulted in an unusually large amount of interest and other income being recognized during fiscal 2005, primarily as a result of the interest awarded to us on past amounts due which were subsequently paid during fiscal 2005.

During fiscal 2006, we recognized $4.5 million in aggregate royalties from other business opportunities such as brand representation (which includes revenues from Mossimo), which accounted for 10.5% of our consolidated revenues during such period.

Sideout Acquisition Agreement

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

We have a website at www.thecherokeegroup.com which provides basic information to investors and others interested in Cherokee Inc. The information regarding our website address is provided for convenience and we are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Internationally, we intend to continue to seek to develop both of our principal brands through license agreements and strategic alliances with manufacturers or other companies who have market power and economies of scale in their respective markets. We are also seeking to assist other companies in identifying licensees for their brands. We will continue to market our brands and solicit new licensees through a relatively small number of executive employees and may retain the services of outside consultants from time to time to assist us in this effort.

Competition

Royalties paid to us under our licensing agreements are generally based on a percentage of the licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group, Mossimo, and VF Corp. and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Companies such as Mossimo, Iconix Brand Group, and Martha Steward Living Omnimedia Inc. have entered into, and other companies owning established trademarks could also enter into, similar arrangements with retailers. See “Risk Factors.”

Employees

As of January 28, 2006, we employed seventeen persons. None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees.

SEC Filings

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our website at www.thecherokeegroup.com as soon as reasonably practicable after we file these materials with, or furnish them to, the Securities and Exchange Commission.

Item 1A.                RISK FACTORS

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group, Mossimo, and VF Corp. and private label brands such as Faded Glory, Arizona and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. Other companies owning established trademarks could also enter into similar arrangements with retailers.

Our business is dependent on Target Stores, which accounted for 47%  of our consolidated licensing revenues in fiscal 2006.

During fiscal 2006, 47% of our licensing revenues were generated from a single source, Target Stores, a division of Target Corp. See “Business—United States Licensing.” The term of the Amended Target Agreement currently extends until January 31, 2008 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater then $9.0 million for the preceding fiscal year. If Target Stores elects to terminate the agreement, effective after January 31, 2008 or at any other time, it would have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores. Nonetheless, we could suffer substantially decreased royalty revenues under the Amended Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties required under such agreement.

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

Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Chairman and Chief Executive Officer; Howard Siegel, our President; Sandi Stuart, our Executive Vice President, and Russell J. Riopelle, our Chief Financial Officer. Mr. Margolis was initially the primary person responsible for conceiving and implementing our overall business and marketing strategy, and the other executives are currently responsible for executing our strategy. Mr. Margolis has served as Chairman and Chief Executive Officer since May 1995 after we emerged from bankruptcy in December 2004. As of March 25, 2006, Mr. Margolis was the beneficial owner of approximately 14.2% of our outstanding common stock. We have a limited number of employees and Mr. Margolis’ and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. While Mr. Margolis’ services are provided pursuant to a management agreement with us, the other executives do not have management agreements. Furthermore, Mr. Margolis’s agreement does not ensure Mr. Margolis’ continued services. The loss of the services of Mr. Margolis or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

The management agreement with our Chief Executive Officer contains provisions that provide for a substantial cash payment to our Chief Executive Officer upon our breach or termination of the management agreement.

Mr. Margolis’ services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement. The current term of the management agreement ends February 1, 2009; however, the term may be extended indefinitely for additional one-year terms so long as we meet certain pre-tax earnings thresholds. If we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination plus the amount of the previous year’s performance bonus under the management agreement. Mr. Margolis’ annual base compensation in fiscal 2006 was calculated to be $700,000 and his performance bonus for fiscal 2006 was approximately $3.7 million. Based on the amounts paid for fiscal 2006, the lump sum payment owed upon such a termination would be approximately $13.2 million.

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

•       a reduction by us in the base compensation or any other compensation provided to Mr. Margolis in the management agreement; or

•       a change or relocation of Mr. Margolis’ office that materially and adversely affects Mr. Margolis’ working environment or any other substantial, material and adverse changes in Mr. Margolis’ working conditions imposed by us.

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

Although we have paid dividends during each quarter of fiscal 2005 and fiscal 2006, and during the first quarter of fiscal 2007, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.

Item 1B.               UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.                        PROPERTIES

We lease a 14,700 square foot office facility in Van Nuys, California. On February 19, 2004, we exercised our remaining option and extended the term of the lease from August 1, 2004 through July 31, 2007. We have three three-year options to extend the lease, and we currently anticipate exercising the first of these options. The monthly rent is $9,551. During fiscal 2006 we completed construction and added eight additional office areas to our existing office space. Our Van Nuys office is well maintained, adequate and suitable for our purposes.

Item 3.                        LEGAL PROCEEDINGS

In the ordinary course of business, from time to time we become involved in legal claims and litigation. In the opinion of management, based on consultations with legal counsel, the disposition of litigation currently pending against us is unlikely to have, individually or in the aggregate, a materially adverse effect on our business, financial position or results of operations.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our holders of common stock during the final quarter of fiscal 2006.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq National Market under the symbol “CHKE”. The table below sets forth for each of the fiscal quarters during our last two fiscal years the range of the high and low sale prices for our common stock and the cash dividends paid per share, if any.

	High	Low	Dividends Paid
Fiscal 2005
Quarter ended May 1, 2004	23.45	19.76	0.375
Quarter ended July 31, 2004	25.21	22.95	0.92
Quarter ended October 30, 2004	28.65	23.08	0.42
Quarter ended January 29, 2005	35.66	28.14	0.50
Fiscal 2006
Quarter ended April 30, 2005	37.34	32.56	0.50
Quarter ended July 30, 2005	36.13	32.40	0.50
Quarter ended October 29, 2005	35.76	32.15	0.55
Quarter ended January 28, 2006	39.49	33.47	0.60

On April 5, 2006, the latest sale price for our common stock, reported on the Nasdaq National Market System, was $39.74 per share. As of March 31, 2006, the approximate number of stockholders of record of our common stock was 109. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or approximately 11.5% of our then outstanding common stock. Pursuant to this directive, since July 22, 1999, we have used cash of $5.5 million to repurchase and retire 607,800 shares of our common stock. During fiscal 2005 our Board of Directors authorized and approved the extension of the expiration date of our stock repurchase program from July 31, 2004 to January 31, 2006, and more recently to January 31, 2008, and increased the number of shares which could currently be repurchased to a total of 800,000. During fiscal 2005 and fiscal 2006 we did not repurchase any shares of our common stock. Repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

On January 17, 2006, our Board of Directors declared a $0.60 per common share dividend which was paid on March 15, 2006 to shareholders of record as of March 1, 2006. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee’s Board of Directors.

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

	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net revenues	$42,732	$38,928	$36,312	$33,143	$30,674
Selling, general and administrative expenses	11,709	10,735	11,118	9,281	8,393
Amortization of trademarks	1,125	1,025	991	667	534
Operating income	29,898	27,168	24,203	23,195	21,747
Interest expense	22	22	693	1,335	1,960
Investment and interest income	(474)	(774)	(491)	(245)	(292)
Income before income taxes	30,350	27,920	24,001	22,105	20,079
Income tax expense	12,073	10,754	9,840	9,087	8,020
Net income	$18,277	$17,166	$14,161	$13,018	$12,059
Basic earnings per share	$2.09	$1.98	$1.70	$1.58	$1.47
Diluted earnings per share	$2.07	$1.97	$1.68	$1.54	$1.46
Cash dividends per share	$2.15	$2.22	$.38	$—	$—

	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
Balance Sheet Data:
Working capital (deficiency)	$13,420	$11,442	$15,701	$1,619	$(287)
Total assets	33,466	31,193	34,627	29,063	24,256
Long-term debt, net of current maturities	—	—	—	2,141	11,510
Stockholders’ equity (deficit)	22,987	22,023	27,158	11,767	(1,760)

Notes to Selected Financial Data

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-K include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target Stores and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines both within and outside of Target Stores, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee, Sideout and Carole Little branded products, our dependence on a single licensee for a substantial portion of our revenues, our dependence on our key management personnel, any adverse determination of claims, liabilities or litigation, and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Business—Risk Factors” as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially effect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

In November 1997, we reaffirmed our strategic relationship with Target Stores, a division of Target Corp., by entering into the Amended Target Agreement, which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. See “Item 1. Business—United States Licensing.” Under the Amended Target Agreement, Target Stores will pay a royalty each fiscal year during the term of the agreement based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $10.5 million for the fiscal years ending February 1, 2003 and January 31, 2004, and $9.0 million for the year ended January 29, 2005 and each fiscal year thereafter, if any, that the term of Amended Target Agreement is extended. In February 2006, Target Stores elected to allow the term of the Amended Target Agreement to be renewed for one additional year. As a result, the term of the Amended Target Agreement currently continues until January 31, 2008 and remains subject to the automatic renewal provisions. Under the Amended Target Agreement, in most cases, we must receive Target Stores’ consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the agreement. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand in several international markets through retail direct or wholesale licenses with manufacturers or other companies that have market power and economies of scale in the respective markets.

Target Stores currently has approximately 1,400 stores in the United States and has publicly announced that it expects to open additional stores in the next twelve months. We hope that these additional stores will result in an increase in the overall sales volume of Cherokee branded products sold by Target Stores; however, there can be no assurance that overall sales volume will increase. Sales of Cherokee branded product at Target Stores increased in fiscal 2006 by 2.9% to $1.83 billion, which we attribute to changes in the mix and placement of Cherokee branded products within Target Stores. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. The Amended Target Agreement, however, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. In fiscal 2006 Target Stores reached the maximum royalty rate reduction in the third quarter. We believe that for fiscal 2007 our royalty revenues from Target Stores will continue to be similar to that achieved in fiscal 2006, and we are not able to predict how this trend may specifically impact our quarterly revenues. However, pursuant to our contractual royalty rate reductions as certain sales volume thresholds are achieved, in terms of future royalty revenues that we expect to receive from Target, we expect that our first quarter will continue to be our largest quarter; our second quarter to be our next largest quarter, our fourth quarter to be our next largest quarter, and our third quarter to be our smallest quarter—which is consistent with our historical results.

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

Target Stores commenced the initial sales of Cherokee branded merchandise in July 1996. Royalty revenues from our Cherokee brand at Target Stores were $19.3 million during fiscal 2001, $20.7 million during fiscal 2002, $21.4 million during fiscal 2003, $20.6 million during fiscal 2004, $20.0 million during fiscal 2005, and $20.2 million during fiscal 2006, which accounted for 68%, 67%, 65%, 57%, 51% and 47%, respectively, of our consolidated revenues during such periods. While all royalties paid under the Amended Target Agreement appear in our consolidated financial statements, since the issuance of the Secured Notes in 1998 until their maturity on February 20, 2004, a large percentage of such royalties were distributed to the holders of the Secured Notes. During fiscal 2005, of the $20.0 million in royalty revenues received from Target Stores, $2.6 million was paid to the holders of the Secured Notes. This $2.6 million was the final payment due to the holders of the Secured Notes, and the Secured Notes were retired on February 20, 2004. The revenues generated from all other licensing agreements during fiscal 2001 were $9.0 million, during fiscal 2002 were $10.0 million, during fiscal 2003 were $11.7 million, during fiscal 2004 were $15.7 million, during fiscal 2005 were $18.9 million, and during fiscal 2006 were $22.5 million, which accounted for 32%, 33%, 35%, 43%, 49% and 53%, respectively, of our revenues during such periods.

During the Fourth Quarter, total retail sales of merchandise bearing the Cherokee brand increased to $744 million versus $686 million in total retail sales for the fourth quarter of last year. For Fiscal 2006, total retail sales of merchandise bearing the Cherokee brand increased to total $2.5 billion as compared to approximately $2.4 billion in total retail sales for Fiscal 2005. The estimated total retail sales of Cherokee branded merchandise of approximately $744 million for the Fourth Quarter and over $2.5 billion for Fiscal 2006 does not include any retail sales totals from Mexico, as our licensee in Mexico is not required to report gross retail sales.

Target Stores’ sales of Cherokee branded products during the Fourth Quarter totaled $528 million compared to $526 million for the three months ended January 29, 2005. As a consequence, our royalty revenues for the Fourth Quarter from Target Stores were about the same as the royalty revenues reported in the fourth quarter of last year. Target Stores pays us royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise. Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million per year for each fiscal year that the term of the Amended Target Agreement is extended.

Tesco’s sales of merchandise bearing the Cherokee brand in the United Kingdom and Ireland (the only two territories during Fiscal 2006 in which Tesco sold Cherokee branded products) were $158 million in our Fourth Quarter, compared to $112 million in the fourth quarter of last year. For Fiscal 2006, Tesco’s sales of Cherokee branded merchandise totaled $569 million as compared to $445 million in Fiscal 2005. In March 2006 Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and we currently expect that Tesco Hungary will start selling Cherokee branded products sometime during the latter half of 2006. We currently expect that Tesco will start selling Cherokee branded products in the Asian territories (Malaysia, South Korea, and Thailand) within the next 12 to 24 months, but cannot provide any assurances that this timeframe will be met.

Zeller’s sales of merchandise bearing the Cherokee brand were approximately $50.4 million during the Fourth Quarter compared to $37.9 million for the fourth quarter of last year. For Fiscal 2006, Zeller’s sales of Cherokee branded merchandise totaled $133 million as compared to $113 million in Fiscal 2005.

In November 1997, we purchased the Sideout brand and related trademarks from Sideout Sport, Inc. for approximately $2.0 million and a portion of the future royalties generated by the Sideout brand. Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc. on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. Upon the earlier of such time as we have paid Sideout total contingent payments of $5.5 million or October 22, 2004, we will have no further obligation to pay Sideout Sport Inc. During fiscal 2005, we made additional contingent payments of $0.2 million under the Sideout Agreement, with the last payment under this agreement being made in our third quarter ended October 30, 2004. Since January 1999, we have paid, in total, approximately $4.8 million in contingent payments under the Sideout Agreement. The Sideout brand generated licensing revenues from existing contracts of approximately $2.4 million in fiscal 2006, which was a decrease from the $2.9 million reported during fiscal 2005. During fiscal 2006 licensing revenues from the Sideout brand accounted for approximately 5.6% of our revenues during such period. See “Item 1. Business Sideout Agreement.”

During the Fourth Quarter, retail sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $22.9 million in comparison to $29.3 million for the fourth quarter of last year. For Fiscal 2006, Mervyn’s sales of Sideout branded merchandise totaled $84.6 million as compared to $104.3 million in Fiscal 2005.

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and a five-year master licensing agreement with Gilrichco, Inc. for the remaining brands. The Gilrichco agreement was terminated in October 2003. The financial impact of the early termination was not material to our results of operations or cash flows. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West) then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. As of January 28, 2006 we had remaining costs of $1.5 million of our investment which had not yet been recovered. If royalty revenues collected from TJX continue at their current levels, we believe we would recover our remaining costs in approximately one or two years. Hence, we currently project that beginning in the year 2007 (our fiscal 2008) we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

TJX’s sales of merchandise bearing the Carole Little and St. Tropez-West brands were approximately $13.7 million during the Fourth Quarter compared to $4.3 million for the fourth quarter of last year. For Fiscal 2006, TJX’s sales of Carole Little and St. Tropez-West branded merchandise totaled $67.0 million as compared to $30.1 million in Fiscal 2005.

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

During the fourth quarter, and as a result of a change in strategy due to the Federated Companies recently closed acquisition of May Company Department Stores, the HouseBeautiful brand licensing agreement with May Company Stores was recently amended such that during fiscal 2007 May Company will likely no longer sell HouseBeautiful branded products. As a result of such amendment Cherokee received a one-time payment of over $1.1 million in January 2006, and has begun to re-market the HouseBeautiful brand to other potential licensees.

As of November 29, 1999, we and The Newstar Group, d/b/a The Wilstar Group (“Wilstar”) entered into a Second Revised and Restated Management Agreement which revised and restated the terms under which Wilstar agreed to continue to provide us with the executive management services of our Chief Executive Officer Robert Margolis. Mr. Margolis is currently the sole stockholder of Wilstar. On January 3, 2001, Wilstar assigned the management agreement to Mr. Margolis. Pursuant to the terms of the management agreement, Mr. Margolis is to receive a base salary which is subject to annual cost of living increases. During fiscal 2006 Mr. Margolis’ base salary totaled $700,000. Mr. Margolis is also eligible for annual performance bonuses.

The management agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2006 we accrued a bonus of $3.7 million for Mr. Margolis, and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase.

In 1997, our Board changed our fiscal year end to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align us with our licensees who generally also operate and plan using such a fiscal year. Prior to this change our fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest May 31. As a result, our 2002 fiscal year (“fiscal 2002”) ended February 2, 2002 and included 52 weeks; our 2003 fiscal year (“fiscal 2003”) ended February 1, 2003 and includes 52 weeks; our fiscal 2004 (“fiscal 2004”) ended January 31, 2004 and included 52 weeks; our fiscal 2005 (“fiscal 2005”) ended January 29, 2005 and included 52 weeks; and our fiscal 2006 (“fiscal 2006”) ended January 28, 2006 and included 52 weeks.

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

•       Stock Options.   As permitted under SFAS 123, “Accounting for Stock-Based Compensation”, we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our stock options and other stock-based employee awards. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, are disclosed in Note 2 of the notes to the financial statements. If we had elected to recognize compensation expense for employee awards based upon the fair value at the grant date consistent with the methodology prescribed by SFAS 123, our net income for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004 would have been reduced by $501,000, $402,000, and $183,000, respectively.

Results of Operations

The following table sets forth for the periods indicated certain of our consolidated financial data.

	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004
Royalty revenues	$42,732,000	$38,928,000	$36,312,000
Selling, general, administrative and amortization expenses	12,834,000	11,760,000	12,109,000
Operating income	29,898,000	27,168,000	24,203,000
Interest income (expense) and other income, net	452,000	752,000	(202,000)
Income tax provision	12,073,000	10,754,000	9,840,000
Net income	$18,277,000	$17,166,000	$14,161,000

Fiscal 2006 compared to Fiscal 2005

In fiscal 2006, our revenues increased 9.8% to $42.7 million from $38.9 million in fiscal 2005. Revenues for fiscal 2006 and fiscal 2005 were generated from licensing our trademarks to retailers and wholesalers, and also from representing other brands in licensing agreements. Revenues from our Cherokee brand at Target Stores for fiscal 2006 and fiscal 2005 were $20.2 million or 47% of revenues and $20.0 million or 51% of revenues, respectively. Revenues from all other sources for fiscal 2006 and fiscal 2005 were $22.5 million or 53% of revenues and $18.9 million or 49% of revenues, respectively. In fiscal 2006, Mervyn’s revenues declined for the Sideout brand and Mervyn’s paid royalties of approximately $2.3 million in fiscal 2006 compared to $2.8 million in fiscal 2005. Our international licensing revenues were $14.7 million in fiscal 2006 compared to $13.1 million in fiscal 2005. Revenue from Tesco (U.K. and Ireland) was $10.6 million in fiscal 2006 as compared to $8.9 million in fiscal 2005. Zellers paid royalties of approximately $3.1 million in fiscal 2006 as compared to $3.1 million in fiscal 2005. In fiscal 2006, our revenues included $3.2 million from Mossimo Inc. compared to $2.4 million for fiscal 2005. In addition, as described previously, we favorably settled our lawsuit with Mossimo during fiscal 2005 and received all of the past finder’s fees from Mossimo which were previously outstanding, along with reimbursement of nearly all of our legal expenses and we also received interest income calculated upon the statutory legal rate of interest upon the outstanding amounts. See “Item 3—Legal Proceedings.” During fiscal 2006 we also received a one-time payment of over $1.1 million in royalties pertaining to the HouseBeautiful licensing agreement, which has effectively been discontinued. Other royalty revenues from various other retail direct and wholesale licensing agreements totaled $1.1 million as compared to $0.6 million in fiscal 2005.

We believe that our future revenues from Target and Zeller’s may remain relatively stable to those reported in fiscal 2006, but we do not have direct oversight or involvement in the manufacturing, marketing or sales of the ultimate branded product, and hence do not have the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. We are unsure how our future revenues from Mervyn’s will trend, but they may continue to trend down as Mervyn’s recently announced certain store closings. The licensing contract with Mervyn’s currently runs through January 31, 2008. Based on Tesco’s growth in sales of Cherokee branded products in the last year and Tesco’s expressed interest in continuing to promote the Cherokee brand in several new territories, we believe that our future revenues from Tesco may continue to grow. Tesco recently launched retail sales of Cherokee-branded products in their stores in Poland, the Czech Republic and Slovakia, and we believe that they also intend to begin selling Cherokee-branded products in their stores in Hungary during 2006. Also, during the fourth quarter of fiscal 2006, the HouseBeautiful brand licensing agreement with May Company Stores was recently amended such that during fiscal 2007 May Company will likely no longer sell HouseBeautiful branded products. As a result of such amendment Cherokee received a one-time payment of over $1.1 million in January 2006, and has begun to re-market the HouseBeautiful brand to other potential licensees.

Our revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $9.5 million and $7.6 million at the end of fiscal 2006 and fiscal 2005, respectively, included an accrual for royalty revenues earned during the fourth quarters of fiscal 2006 and fiscal 2005 and these revenues were subsequently received in the following quarter.

All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro). Conversely, any strengthening of the U.S. dollar against such licensee’s foreign currency results in lower royalty revenues from such licensee. For example, the royalty revenues from Tesco UK for Fiscal 2006 reflect a -2.3% unfavorable change in the weighted average exchange rate for fiscal 2006 as compared to the weighted average exchange rate used in fiscal 2005. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues from our international licensees.

Selling, general and administrative expenses including amortization of trademarks for fiscal 2006 were $12.8 million or 30.0% of revenues compared to $11.8 million or 30.2% of revenues for fiscal 2005. Selling, general and administrative expenses in fiscal 2006 were above that of fiscal 2005, and included the following changes: (i) total bonus expenses increased to $4.6 million in fiscal 2006 from $4.2 million in fiscal 2005; (ii) we incurred an increase in our total payroll salaries of approximately $438,000 as compared to payroll expenses incurred in fiscal 2005; (iii) amortization of our trademarks for fiscal 2006 increased to $1.13 million from $1.025 million in fiscal 2005; and (iv) various other fluctuations in legal expenses, accounting expenses, travel expenses, etc., between fiscal 2006 and fiscal 2005. Amortization expenses may increase in the future if we acquire other brands. Management and staff bonus expenses will continue to rise if our EBITDA continues to rise.

Our interest expense totaled $22,000 in both fiscal 2006 and fiscal 2005, and is attributable to the amortization of costs incurred in establishing a new bank credit facility during fiscal 2005. We let this facility expire during fiscal 2006.

Our investment, interest and other income for fiscal 2006 was $474,000 as compared to $774,000 for fiscal 2005. The decrease in investment and interest income from fiscal 2005 to fiscal 2006 is due to the receipt in fiscal 2005 of a large amount of interest awarded by the Court on the amounts owed by Mossimo, and also the reimbursement of certain legal expenses previously incurred in relation to the Mossimo legal proceedings. See “Item 3. Legal Proceedings.”

For fiscal 2006, we booked for generally accepted accounting principles a tax provision of $12.1 million, or $1.37 per diluted share, compared to $10.8 million or $1.23 per diluted share for fiscal 2005.

Our effective tax rate was 39.8% for fiscal 2006 and 38.5% for fiscal 2005. The lower effective tax rate in fiscal 2005 was primarily due to the Company obtaining approval from the California Franchise Tax Board for classification as a franchisor for state franchise tax reporting purposes. This characterization allowed certain income to be excluded from California state income tax. This change had two effects on the effective tax rate in fiscal 2005: (i) the Company received refunds of approximately $367,000 for previously paid taxes for the years that were “open” under the statute of limitations, which amount was partially offset by federal income tax due on the state tax refunds; and (ii) the tax provision for fiscal 2004 tax returns and fiscal 2005 tax was computed to conform to the new tax reporting method.

Our net income for fiscal 2006 was $18.3 million, or $2.07 per diluted share, as compared to a net income of $17.2 million or $1.97 per diluted share for fiscal 2005.

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

All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro). For example, the royalty revenues from Tesco for Fiscal 2005 reflect a 9.4% favorable change in the weighted average exchange rate for fiscal 2005 as compared to the weighted average exchange rate used in the comparable period of the prior year. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues from our international licensees.

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

Our investment, interest and other income for fiscal 2005 was $774,000 as compared to $491,000 for fiscal 2004. The increase in investment and interest income is due to interest awarded by the Court on the amounts owed by Mossimo, and also the reimbursement of certain legal expenses previously incurred in relation to the Mossimo legal proceedings. See “Item 1. Business—Other Business and Brand Opportunities.”

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

Our royalty recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $13.0 million and $9.9 million at the end of fiscal 2004 and fiscal 2003, respectively, included an accrual for royalty revenues earned during the fourth quarters of fiscal 2004 and fiscal 2003 and these revenues were subsequently received in the following quarter. Our trade receivable balance at the end of fiscal 2004 also included over $6.2 million in outstanding accounts receivable for Mossimo. We made no provision for reserves against the revenues and awarded interest and legal fees accrued for Mossimo in fiscal 2004 and fiscal 2003.

Selling, general and administrative expenses including amortization of trademarks for fiscal 2004 were $12.1 million or 33.3% of revenues compared to $10.0 million or 30.0% of revenues for fiscal 2003. Selling, general and administrative expenses in fiscal 2004 increased primarily due to increases in bonus expense, which increased to $3.9 million, approximately $200,000 more than the 2003 total of $3.7 million; severance expenses for the separation of a former executive of approximately $575,000 (there were no severance expenses for 2003); amortization of our trademarks for 2004, which increased to $991,000 as compared to $667,000 in 2003—primarily due to increased amortization from the Carole Little trademarks acquired near the end of fiscal 2003; and total marketing expenses, which increased by about $100,000 in fiscal 2004 as compared to fiscal 2003. In addition, we incurred total legal expenses of over $590,000, during fiscal 2004, which included over $400,000 of legal expenses related to the Mossimo lawsuit, as compared to total legal expenses in fiscal 2003 of about $160,000. Amortization expenses are expected to increase as a result of the acquisition of the CL Fashion trademarks, Sideout contingent payments, and the purchase of other trademarks and registrations. Management and staff bonus expenses will continue to rise if our EBITDA continues to rise.

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

Liquidity and Capital Resources

Cash Flows.   On January 28, 2006 we had cash and cash equivalents of $11.9 million. On January 29, 2005 we had cash and cash equivalents of $11.0 million. The increase in cash and cash equivalents of $0.9 million during fiscal 2006 was primarily the result of a $1.1 million increase in net income, higher trademark amortization, and approximately $1.5 million received from the exercise of stock options (as compared to $0.9 million in fiscal 2005), and a lower amount of trademark purchases (including registration and renewal costs) in fiscal 2006 of $164,000 compared to $381,000 in fiscal 2005, which was counter-balanced by the Company paying out four quarterly dividends totaling $18.8 million in fiscal 2006, as compared to the payment of dividends in fiscal 2005 totaling $19.2 million (which represents four quarterly dividends and also a special dividend paid in May 2004).

During fiscal 2006, cash provided by operations was $18.6 million, compared to $23.8 million in fiscal 2005. The primary difference in cash provided by operations was the increase in accounts receivables of $2.0 million in fiscal 2006, as compared to a decrease in accounts receivable of $5.4 million in fiscal 2005 due to the receipt of the Mossimo royalties from prior years. Other differences in cash provided by our operations include a stock option tax benefit of $896,000 in fiscal 2006 as compared to $298,000 in fiscal 2005, an increase in our prepaid expenses and other assets of $364,000 during fiscal 2006 as compared to an increase of $334,000 during fiscal 2005, and an increase in our accounts payable of $103,000 during fiscal 2006 as compared to a decrease of $3,000 in fiscal 2005. In addition, during fiscal 2006 cash was provided by an increase of $268,000 in accrued liabilities (primarily the accrued bonus expense and accrued dividends), as compared to a decrease of $20,000 in fiscal 2005.

During fiscal 2006, cash used by investing activities was $402,000 as compared to fiscal 2005, in which cash provided by investing activities was $2.2 million—which was primarily related to the decrease in restricted cash of $2.6 million in fiscal 2005. Trademark purchases, which include trademark registration fees and renewal costs, totaled $164,000 in fiscal 2006 as compared to $381,000 in fiscal 2005. We also invested in property and equipment totaling $238,000 in fiscal 2006 as compared to $90,000 in fiscal 2005. During fiscal 2006 we constructed a new suite of offices in our sole location.

During fiscal 2006, cash used in financing activities was $17.3 million as compared to $20.9 million in fiscal 2005. This included $1.5 million in fiscal 2006 of cash proceeds received from the exercise of stock options (as compared to $0.9 million in fiscal 2005), along with $0 debt repayments in fiscal 2006 as compared to $2.6 million in final payments on the Secured Notes in fiscal 2005. In addition, during fiscal 2006, the Board of Directors declared and paid a total of $18.8 million in dividends, as compared to $19.2 million in dividends paid in fiscal 2005. We did not repurchase any common stock during fiscal 2006 or fiscal 2005.

Uses of Liquidity.   Our cash requirements through the end of fiscal 2007 are primarily to fund operations, working capital, and at our discretion repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures.

In March 2004 we entered into a new $5.0 million Secured Loan Agreement (the “Bank Facility”) with U.S. Bank National Association (“U.S. Bank). This Bank Facility was initially entered into to provide us with greater working capital flexibility and liquidity for general corporate purposes, including the potential acquisition of brands or related properties which may be for sale. However, we determined we did not need this facility and we let it expire on July 15, 2005.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements:

	Payments Due by Period(a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Long-Term Debt	$—		—		—	—	$—
Capital Lease Obligations	—		—		—	—	—
Operating Leases(b)	115,000		57,000		—	—	172,000
Unconditional Purchase Obligations	—		—		—	—	—
Other Long-Term Obligations	3,681,000	(c)(d)(e)	—	(c)(d)(e)	—	—	3,681,000	(c)(d)(e)
Total Contractual Cash Obligations	$3,796,000		57,000		—	—	$3,853,000

(a)           For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captions “Less than 1 year” starts January 29, 2006 and ends January 28, 2007.

(b)          Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2007, but Cherokee has three 3-year options to extend this lease, and currently expects to exercise the first of these three options.

(c)           Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2006 Mr. Margolis’s base salary was calculated to be $700,000 and we accrued a bonus of $3.7 million for Mr. Margolis, which is payable within 60 days of our fiscal year end and is reflected in the table above. The $3.7 million bonus was paid in April 2006. If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of the termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year’s performance bonus under the management agreement. Based on the amounts paid for fiscal 2006, the lump sum payment owed upon such a termination would be approximately $13.2 million. See “Item 1A. Business—Risk Factors.”

(d)          After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We cannot predict the exact amount of payments we will be obligated to make to Ms. Little or when such payments may be due. As of January 28, 2006 we had remaining costs of $1.5 million of our investment which had not yet been recovered. If royalty revenues collected from TJX continue at their current levels, we believe we would recover our remaining costs in approximately one or two years.

Hence, we currently project that beginning in the year 2007 (our fiscal 2008) we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

(e)           Stated amount does not include any future payments pursuant to either the future bonuses earned pursuant to the management agreement with Mr. Margolis or our agreement with Ms. Little.

During fiscal 2006, we announced and paid dividends of $2.15 per share. In January 2006 we declared a dividend of $0.60 per share, which was paid in March 2006. Since December 2003, we have paid a cash dividend to our shareholders for ten straight quarters. However, the payment of any future dividends will be at the discretion of our Board and will be dependant upon our financial conditions, results of operations, capital requirements and other factors deemed relevant by our board. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee’s Board of Directors.

Sources of Liquidity.   Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments though the end of fiscal 2007; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. See “Item 1A. Business—Risk Factors.” We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Form 10-K and under the caption title “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Item 7.

As of January 28, 2006 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of any other material third-party obligations. As of January 28, 2006, we do not have any standby letters of credit nor any standby repurchase obligations.

If our revenues and cash flows during fiscal 2007 are lower than fiscal 2006, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If our revenues and cash flows during fiscal 2007 are materially lower than fiscal 2006, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses, and other expenses. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Inflation and Changing Prices

Inflation, traditionally, has not had a significant effect on our operations. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material impact on future operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for annual periods beginning after June 15, 2005. The new standard will require us to recognize compensation costs in our fiscal 2007 financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment.”  SAB

107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement included guidance related to shares-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected terms. It also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). For previously issued awards, the Company will adopt SFAS 123(R) on a modified prospective basis and recognize compensation expense on the unvested portion of the awards over the remaining vesting period. SFAS 123(R) is expected to have approximately a $604,000 impact on our results for the year ending February 3, 2007.

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

Foreign Currency:  We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For our most recent fiscal year ended January 28, 2006, revenues from international licensing activities comprised 34.2% of our consolidated revenues. For fiscal 2006, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $1.5 million, which represents 3.4% of the total revenues reported for fiscal 2006. Such change is not considered to represent a material effect on our results of operations or cash flow.

All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, the past weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro). Conversely, the recent strengthening of the U.S. dollar has not benefited us. For example, the royalty revenues from Tesco (United Kingdom) during fiscal 2006 reflect an unfavorable -2.3% change in the revenue-weighted-average exchange rate as compared to the revenue-weighted-average exchange rate used in the comparable period last year. During the first quarter of fiscal 2006 the exchange rate reflected a favorable 5.96% change in the average exchange rate as compared to the comparable period last year; during the second quarter of fiscal 2006 the exchange rate reflected an unfavorable -3.18% change in the average exchange ratio as compared to the comparable period last year; during the third quarter of fiscal 2006 the exchange rate reflected an unfavorable -4.75% change in the average exchange ratio as compared to the comparable period last year; and during the fourth quarter of fiscal 2006 the exchange rate reflected an unfavorable -6.01% change in the average exchange ratio as compared to the comparable period last year. In the future, should the dollar continue to strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cherokee, Inc.:

We have completed integrated audits of Cherokee, Inc.’s January 28, 2006 and January 29, 2005 consolidated financial statements and of its internal control over financial reporting as of January 28, 2006, and an audit of its January 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cherokee, Inc. and its subsidiary (collectively, the “Company”) at January 28, 2006 and January 29, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
April 11, 2006

CHEROKEE INC.
CONSOLIDATED BALANCE SHEETS

	January 28, 2006	January 29, 2005
Assets
Current assets:
Cash and cash equivalents	$11,896,000	$10,960,000
Receivables	9,555,000	7,567,000
Prepaid expenses and other current assets	1,445,000	1,081,000
Deferred tax asset	1,003,000	1,004,000
Total current assets	23,899,000	20,612,000
Deferred tax asset	1,131,000	1,320,000
Property and equipment, net of accumulated depreciation of $474,000 and $391,000, respectively	305,000	149,000
Trademarks, net	8,116,000	9,077,000
Other assets	15,000	35,000
Total assets	$33,466,000	$31,193,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$629,000	$526,000
Other accrued liabilities	4,578,000	4,310,000
Accrued dividends	5,272,000	4,334,000
Total current liabilities	10,479,000	9,170,000
Total liabilities	10,479,000	9,170,000
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,787,311 and 8,670,072 shares issued and outstanding at January 28, 2006 and January 29, 2005, respectively	175,000	173,000
Additional paid-in capital	9,815,000	7,403,000
Retained earnings	12,997,000	14,447,000
Total stockholders’ equity	22,987,000	22,023,000
Total liabilities and stockholders’ equity	$33,466,000	$31,193,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net revenues	$42,732,000	$38,928,000	$36,312,000
Selling, general and administrative expenses	11,709,000	10,735,000	11,118,000
Amortization of trademarks	1,125,000	1,025,000	991,000
Operating income	29,898,000	27,168,000	24,203,000
Other income (expense):
Interest expense	(22,000)	(22,000)	(693,000)
Investment, interest and other income	474,000	774,000	491,000
Total other income (expense)	452,000	752,000	(202,000)
Income before income taxes	30,350,000	27,920,000	24,001,000
Income tax provision	12,073,000	10,754,000	9,840,000
Net income	$18,277,000	$17,166,000	$14,161,000
Basic earnings per share	$2.09	$1.98	$1.70
Diluted earnings per share	$2.07	$1.97	$1.68
Weighted average shares outstanding:
Basic	8,746,363	8,649,837	8,337,881
Diluted	8,814,340	8,730,956	8,409,072

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at February 1, 2003	8,232,264	165,000	1,760,000	9,842,000	11,767,000
Stock option tax benefit			995,000		995,000
Proceeds from exercise of stock options	363,652	6,000	3,452,000		3,458,000
Dividends				(3,223,000)	(3,223,000)
Net income				14,161,000	14,161,000
Balance at January 31, 2004	8,595,916	$171,000	$6,207,000	$20,780,000	$27,158,000
Stock option tax benefit			298,000		298,000
Proceeds from exercise of stock options	74,156	2,000	898,000		900,000
Accrued and paid dividends				(23,499,000)	(23,499,000)
Net income				17,166,000	17,166,000
Balance at January 29, 2005	8,670,072	$173,000	$7,403,000	$14,447,000	$22,023,000
Stock option tax benefit			896,000		896,000
Proceeds from exercise of stock options	117,239	2,000	1,516,000		1,518,000
Accrued and paid dividends				(19,727,000)	(19,727,000)
Net income				18,277,000	18,277,000
Balance at January 28, 2006	8,787,311	$175,000	$9,815,000	$12,997,000	$22,987,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Operating activities
Net income	$18,277,000	$17,166,000	$14,161,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,000	46,000	31,000
Amortization of trademarks	1,125,000	1,025,000	991,000
Amortization of securitization and bank fees	20,000	22,000	195,000
Amortization of debt discount	—	—	498,000
Deferred taxes	190,000	219,000	253,000
Stock option tax benefit	896,000	298,000	995,000
Changes in current assets and liabilities:
Receivables	(1,988,000)	5,425,000	(3,096,000)
Prepaids and other current assets	(364,000)	(334,000)	(322,000)
Accounts payable	103,000	(3,000)	326,000
Other accrued liabilities	268,000	(20,000)	(170,000)
Net cash provided by operating activities	18,610,000	23,844,000	13,862,000
Investing activities
Purchases of trademarks, including registration and renewal costs	(164,000)	(381,000)	(590,000)
Purchase of property and equipment	(238,000)	(90,000)	(19,000)
Decrease in restricted cash	—	2,627,000	10,000
Net cash provided by (used in) investing activities	(402,000)	2,156,000	(599,000)
Financing activities
Payment of long-term debt	—	(2,625,000)	(10,500,000)
Proceeds from exercise of stock options and warrants	1,518,000	900,000	3,458,000
Dividends	(18,790,000)	(19,165,000)	(3,223,000)
Net cash used in financing activities	(17,272,000)	(20,890,000)	(10,265,000)
Increase in cash and cash equivalents	936,000	5,110,000	2,998,000)
Cash and cash equivalents at beginning of period	10,960,000	5,850,000	2,852,000
Cash and cash equivalents at end of period	$11,896,000	$10,960,000	$5,850,000
Total paid during period:
Income taxes	$9,000,000	$8,700,000	$8,862,000
Interest	$22,000	$22,000	$3,323,000
Declaration of Dividends	$5,272,000	$4,334,000	—

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts and the resulting gains or losses are included in current operations. Depreciation is provided on a straight line basis over the estimated useful life of the related asset. Computers and related equipment are depreciated over two years. Building improvements are depreciated over five years, or in some cases, longer, depending upon the specific improvements and the estimated life of the lease.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Trademark registrations, renewal fees and acquired trademarks (including contingent payments) are stated at cost and are amortized over their estimated useful life, which is the shorter of the period the assets are expected to be used, or the life of the trademark registration, and in any event does not exceed ten years. We only capitalize renewal fees that extend the life of the trademark registration in a particular territory. The contingent payments are amortized over 10 years or less.

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

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year end January 28, 2006 (“fiscal 2006”) and January 29, 2005 (“fiscal 2005”), our cash and cash equivalents exceeded FDIC limits.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer, Target Corp., accounted for approximately 39% and 49%, respectively, of our trade receivables at January 28, 2006 and January 29, 2005 and approximately 47%, 51%, and 57%, respectively, of our revenues during the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004. Another customer, Tesco, accounted for approximately 20% and 20%, respectively, of our trade receivables at January 28, 2006 and January 29, 2005 and approximately 25%, 23%, and 15%, respectively, of our revenues during the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004. Our international revenues represent approximately 34%, 34%, and 26%, respectively, of our total revenues during the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004.

Significant Contracts

In 1997, we entered into an agreement with Target Stores that grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. Under the Target Stores agreement, Target Stores will pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on percentages, specified in the agreement, of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year, which percentages vary based on the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $10.5 million for the fiscal year ending January 31, 2004, $9.0 million for fiscal year ending January 29, 2005, and $9.0 million for the fiscal year ending January 28, 2006. The agreement will automatically renew for successive one-year periods, providing Target Stores is current in its minimum guaranteed payments, unless Target Stores provides one-year notice to terminate the agreement. In February 2005, Target renewed their agreement with Cherokee under the same terms as of January 31, 2004. The renewal extends through January 2008. The annual guaranteed minimum royalty for fiscal 2007 and fiscal 2008 is $9.0 million.

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

In 1997, we entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in certain categories of merchandise. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. During Fiscal 2002, Zellers renewed their agreement as of February 1, 2003 for an additional five year period, through January 31, 2008. Under the terms of the renewal, Zellers agreed to pay us a minimum guaranteed royalty of $15.6 million over the five-year term under the same conditions of the original agreement. During fiscal 2005 the total royalty revenues from Zellers did not satisfy the annual minimum guarantee of $3.1 million, and Zellers subsequently made a $200,000 payment to us to satisfy this obligation. During fiscal 2006 the royalty revenues from Zellers totaled $3.1 million and satisfied the annual minimum guarantee.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In December, 2002, Cherokee acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All that Jazz, and Molly Malloy. Concurrent, and just after this acquisition, Cherokee entered into a five-year “Retail Direct” licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands and a master licensing agreement with Gilrichco, Inc. for the remaining brands. The Gilrichco agreement was terminated in October 2003. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the five-year term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula (the greater of (i) five times the highest annual royalty paid, or (ii) $10.0 million). After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. As of January 28, 2006 we had remaining costs of $1.5 million of our investment which had not yet been recovered. If royalty revenues collected from TJX continue at their current levels, we believe we would recover our remaining costs in approximately one or two years. Hence, we currently project that beginning in the year 2007 (our fiscal 2008) we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

Fair Value of Financial Instruments

The amount recorded for financial instruments in our consolidated financial statements approximates fair value as defined in SFAS No. 107 “Disclosures about the Fair Value of Financial Instruments.”

Stock-Based Compensation

At January 28, 2006, Cherokee had two stock-based employee compensation plans. Cherokee accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price.

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” the following table illustrates the effect on stock-based compensation, net income and earnings per share if Cherokee had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. During fiscal 2006, the Company granted stock options to purchase 100,000 shares of common stock at a weighted average per share exercise price of $34.22 (based upon the market price at the time of the grants). These stock options grants occurred in June 2005. During fiscal 2005, the Company granted stock options to purchase 125,000 shares of common stock at a weighted average per share exercise price of $22.71 (the market price at the time of the grant). These stock options grants occurred in our first quarter ended May 1, 2004.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net income:
As reported	$18,277,000	$17,166,000	$14,161,000
Stock-based compensation expense determined under the fair value method	501,000	402,000	183,000
Pro forma	$17,776,000	$16,764,000	$13,978,000
Net income per share—basic:
As reported	$2.09	$1.98	$1.70
Per share effect of stock-based compensation expense determined under the fair value method	(0.06)	(0.05)	(0.02)
Pro forma	$2.03	$1.93	$1.68
Net income per share—diluted:
As reported	$2.07	$1.97	$1.68
Per share effect of stock-based compensation expense determined under the fair value method	(0.06)	(0.05)	(0.02)
Pro forma	$2.01	$1.92	$1.66

Advertising

Generally, our retail direct licensees fund their own advertising programs. Our advertising and promotional costs are not material and are expensed as incurred.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. See Note 6 for details of the computation.

Comprehensive Income

SFAS 130 “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three years in the period ended January 28, 2006 we had no other comprehensive income components and accordingly, net income equals comprehensive income.

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

CHEROKEE INC.
NOTES TO CONSOLIDTED FINANCIAL STATEMENTS (Continued)

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends SFAS Statement 123 and will be effective for public companies for annual periods beginning after June 15, 2005. The new standard will require us to recognize compensation costs in our fiscal 2007 financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment.”  SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement included guidance related to shares-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected terms. It also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). For previously issued awards, the Company will adopt SFAS 123(R) on a modified prospective basis and recognize compensation expense on the unvested portion of the awards over the remaining vesting period. SFAS 123(R) is expected to have approximately a $604,000 impact on our results for the year ending February 3, 2007.

3.                 Receivables

Our revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. At January 28, 2006 and January 29, 2005 we had accounts receivable outstanding from Mossimo totaling $0.5 million (which was paid in March 2006, when due) and $0.3 million, respectively. We previously had a large amount of accounts receivable outstanding as of January 31, 2004, which included past revenues from fiscal 2003 and fiscal 2004, interest owed on such amounts past due, and certain past legal fees incurred up to January 2004. During fiscal 2005 we favorably settled our lawsuit with Mossimo and received all of the past finder’s fees from Mossimo which were previously outstanding, along with reimbursement of nearly all of our legal expenses and we also received interest income calculated upon the statutory legal rate of interest upon the outstanding amounts. Throughout fiscal 2005 after the settlement of the lawsuit, and also throughout fiscal 2006, Mossimo has paid us in a timely manner.

4.                 Trademarks

Trademarks consist of the following:

	January 28, 2006	January 29, 2005
Trademarks	$13,356,000	$13,192,000
Accumulated amortization	(5,240,000)	(4,115,000)
Total	$8,116,000	$9,077,000

CHEROKEE INC.
NOTES TO CONSOLIDTED FINANCIAL STATEMENTS (Continued)

Expected amortization of trademarks for the years ending January 31, 2007, 2008, 2009, 2010, and for 2011 and thereafter is $1.2 million, $1.2 million, $1.2 million, $1.2 million, $1.2 million and $2.1 million, respectively.

In November 1997, we entered into an agreement with Sideout Sport Inc. (the “Sideout Agreement”) to purchase trademarks and licenses related to Sideout® and Sideout Sport®. Pursuant to the Sideout Agreement we paid $1.5 million at the closing date of the acquisition and agreed to pay $500,000 upon the release of liens, of which $495,000 was paid during the fiscal year ended January 30, 1999. We will also pay Sideout Sport Inc., on a quarterly basis, additional consideration contingent upon a formula of licensing revenues, as defined in the Sideout Agreement. Such contingent consideration is limited to a maximum of $5.5 million, or the lesser amount that may be earned through October 22, 2004. Since January 1, 1999, we have paid in total over $4.8 million in contingent payments under the Sideout Agreement, and we made our last contingent payment in our third quarter ended October 30, 2004. Our former Executive Vice President, Steve Ascher, who left the Company in November 2003, was a significant stockholder in Sideout Sport, Inc.

During the fiscal years ended January 28, 2006 and January 29, 2005 we did not acquire any trademarks. During fiscal 2006 we capitalized registration and renewal fees totaling $164,000, comprised of registration and renewal fees of $111,000 for Cherokee, $26,000 for Sideout, and $28,000 for the brands (Carole Little, others) purchased in fiscal 2003. During fiscal 2005 we capitalized registration and renewal fees and contingent payment fees totaling $381,000, comprised of registration and renewal fees of $130,000 for Cherokee, $203,000 for Sideout (of which $162,000 represented contingent payments), and $48,000 for the brands (Carole Little, others) purchased in fiscal 2003.

5.                 Income Taxes

The income tax provision (benefit) as shown in the statements of operations includes the following:

	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004
Current:
Federal	$7,230,000	$6,817,000	$5,942,000
State	2,178,000	1,532,000	2,136,000
Foreign	2,475,000	2,186,000	1,507,000
	11,883,000	10,535,000	9,585,000
Deferred:
Federal	204,000	227,000	262,000
State	(14,000)	(8,000)	(7,000)
	190,000	219,000	255,000
	$12,073,000	$10,754,000	$9,840,000

CHEROKEE INC.
NOTES TO CONSOLIDTED FINANCIAL STATEMENTS (Continued)

	January 28, 2006		January 29, 2005
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	33,000	$—	(47,000)
Tax effect of NOL carryovers	273,000	1,093,000	273,000	1,366,000
State income taxes	730,000	5,000	731,000	1,000
Total deferred tax assets	$1,003,000	1,131,000	$1,004,000	1,320,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004
Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	4.8	5.0	5.8
Change in effective State rate, net of federal income tax	—	(0.6)	—
State income tax refund, net of federal income tax	—	(0.9)	—
Other	—	—	0.2
Tax provision	39.8%	38.5%	41.0%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. As of January 28, 2006, we estimate that we have $3.9 million of federal Section 382 NOLs available that begin to expire in 2008.

CHEROKEE INC.
NOTES TO CONSOLIDTED FINANCIAL STATEMENTS (Continued)

6.                 Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for each of the three years in the period ended January 28, 2006:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended January 28, 2006:
Basic earnings per share	$18,277,000	8,746,363	$2.09
Effect of dilutive securities—stock options and warrants		67,977	(0.02)
Dilutive earnings per share	$18,277,000	8,814,340	$2.07
For the year ended January 29, 2005:
Basic earnings per share	$17,166,000	8,649,837	$1.98
Effect of dilutive securities—stock options and warrants		81,119	(0.01)
Dilutive earnings per share	$17,166,000	8,730,956	$1.97
For the year ended January 31, 2004:
Basic earnings per share	$14,161,000	8,337,881	$1.70
Effect of dilutive securities—stock options and warrants		71,191	(0.02)
Dilutive earnings per share	$14,161,000	8,409,072	$1.68

The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. There were zero anti-dilutive shares for each of the three years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively.

7.                 Commitments and Contingencies

Leases

We lease our current facility under an operating lease expiring on July 31, 2007. We also have three three-year options to extend this lease for a total of 9 more years. The future minimum non-cancellable lease payments are as follows:

Operating Leases
Fiscal 2007	115,000
Fiscal 2008	57,000
Total future minimum lease payments	$172,000

Total rent expense was $115,000 for the year ended January 28, 2006; $111,000 for the year ended January 29, 2005, and $108,000 for the year ended January 31, 2004.

Indemnities and Guarantees

During the normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated

CHEROKEE INC.
NOTES TO CONSOLIDTED FINANCIAL STATEMENTS (Continued)

financial statements. A description of significant contractual guarantees and indemnities existing as of January 28, 2006 is included below:

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

8. Related Party Transactions

In 1995, we entered into a Management Agreement (the “Agreement”) with The Newstar Group d/b/a The Wilstar Group (“Wilstar”), pursuant to which Wilstar agreed to provide management services to us by providing the services of Mr. Robert Margolis as Chief Executive Officer. On January 3, 2001, Wilstar assigned the Agreement to Mr. Margolis. The Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by our Compensation Committee. Pre-tax earnings for fiscal 2006, fiscal 2005, and fiscal 2004 exceeded specified levels as agreed upon by our Compensation Committee thereby automatically extending the Agreement to February 1, 2009. The Agreement also provides that Mr. Margolis may nominate two directors to the Board of Directors.

The Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus. For the years ended January 28, 2006, January 29, 2005, and January 31, 2004, respectively, Mr. Margolis’ base compensation and bonuses were $4.4 million, $4.2 million, and $3.8 million. As of January 28, 2006, our accrued liabilities includes bonuses payable of $4.6 million, including Mr. Margolis’ bonus of $3.7 million.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                 Capitalization

Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock. Our board of directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of January 28, 2006 and January 29, 2005, no shares of preferred stock were issued.

Common Stock

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or approximately 11.5% of our then outstanding common stock. Pursuant to this directive, since July 22, 1999, we have used cash of $5.5 million to repurchase and retire 607,800 shares of our common stock. During fiscal 2005 our Board of Directors authorized and approved the extension of the expiration date of our stock repurchase program from July 31, 2004 to January 31, 2006, and more recently to January 31, 2008, and increased the number of shares which could currently be repurchased to a total of 800,000. During fiscal 2005 and fiscal 2006 we did not repurchase any shares of our common stock. Repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

Dividends

On January 17, 2006 we declared a dividend of $0.60 per share or $5,272,000 which was paid on March 15, 2006.

Stock Option Plans

Our 1995 Incentive Stock Option Plan (the “1995 Plan”) was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the 1995 Plan is to further our growth and development by providing an incentive to officers and other key employees who are in a position to contribute materially to our prosperity. Two types of stock options (the “Options”) may be granted under the 1995 Plan—Incentive and Non-Qualified stock options. The Options vest in equal installments over a three-year period starting at the grant date and have a term of ten years. The maximum number of shares authorized for grants of options under the 1995 Plan is 900,000. During fiscal 2005 we granted the remaining 20,310 options to our CFO, which occurred in February 2004. As of January 28, 2006, we have no shares available for grants of options under the 1995 Plan.

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

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Two types of stock options (the “Options”) may be granted under the plan—Incentive and Non-Qualified stock options. In addition, Restricted Stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The maximum number of shares authorized for the grant of Awards under the 2003 Plan is 250,000. Furthermore, the maximum number of shares which may be subject to Awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000. The vesting period and term for Options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the Options generally will vest over a specific time period as designated by the Committee upon the awarding of such Options. During Fiscal 2006 we granted 100,000 options to our employees, which occurred in June 2005. During fiscal 2005 we granted 104,690 options to our employees, which occurred in April 2004. As of January 28, 2006 we have 50,644 shares available for grants of options under the 2003 Plan.

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

To date, we have granted options at an exercise price equal to the fair value of our common stock on the date granted. The impact on our net income and net income per share amounts, had we determined our compensation cost using a fair value methodology prescribed by SFAS No. 123, is disclosed in Note 2. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:  for fiscal 2005, risk free interest rates ranging between 3.50% and 4.50%; dividend yield of 6.50% percent; volatility of 50.0% and expected life of the option of seven years; and for fiscal 2006, risk free interest rates ranging between 3.50% and 4.00%; dividend yield of 6.0% percent; volatility of 50.0% and expected life of the option of seven years. No stock options were granted in fiscal 2004. Because additional stock options are expected to be granted each year, the pro forma disclosures in Note 2 are not representative of the pro forma effects on pro forma financial results for future years.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our stock option activity, and related information for each of the three years in the period ended January 28, 2006, follows:

	January 28, 2006		January 29, 2005		January 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	225,522	$17.45	174,678	$11.41	558,641	$10.43
Granted(a)	100,000	34.22	125,000	22.71	—	—
Exercised	(117,239)	12.95	(74,156)	12.10	(363,652)	9.50
Forfeited	(5,334)	23.12	—	—	(20,311	18.79
Outstanding at end of year	202,949	$28.16	225,522	$17.45	174,678	$11.41
Exercisable at end of year	24,946	$20.98	68,851	$9.94	102,427	$10.43
Weighted average grant date fair value of options granted during the year		$10.17		$6.47		$—

(a)           The 100,000 options granted during fiscal 2006 are all from our 2003 Plan. The 125,000 options granted during fiscal 2005 was comprised of (i) 20,310 options granted in February 2004 from our 1995 Plan, and (ii) 104,690 options granted in April 2004 from our 2003 Plan.

The following table summarizes the stock options outstanding and exercisable as of January 28, 2006

	Options Outstanding			Options Exercisable
Range	Number of shares outstanding	Weighted average remaining life	Weighted average exercise price	Number of shares outstanding	Weighted average exercise price
$12.00-$13.00	4,800	6.00 years	$12.99	4,800	$12.99
$20.00-$21.00	15,458	8.00 years	$20.61	1,918	$20.61
$23.00-$24.00	82,691	5.20 years	$23.12	18,228	$23.12
$33.00-$34.00	25,000	6.50 years	$33.00	—	—
$34.00-$35.00	75,000	6.50 years	$34.62	—	—
	202,949			24,946

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.          Selected Quarterly Financial Data (Unaudited):

The following table summarizes certain financial information by quarter for fiscal 2006, fiscal 2005 and fiscal 2004:

	Fiscal year ended January 28, 2006
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
Net revenues	$13,213,000	$11,264,000	$8,359,000	$9,894,000
Income before income taxes	10,185,000	7,650,000	5,441,000	7,075,000
Net income	6,094,000	4,575,000	3,253,000	4,356,000
Net income per share—basic	0.70	0.52	0.37	0.50
Net income per share—diluted	0.69	0.52	0.37	0.49

	Fiscal year ended January 29, 2005
	May 1, 2004	July 31, 2004	October 30, 2004	January 29, 2005
Net revenues	$12,231,000	$10,206,000	$7,963,000	$8,528,000
Income before income taxes	9,436,000	7,371,000	5,223,000	5,888,000
Net income	5,543,000	4,336,000	3,286,000	4,002,000
Net income per share—basic	0.64	0.50	0.38	0.46
Net income per share—diluted	0.64	0.50	0.38	0.46

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.   Cherokee maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e) that are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Cherokee has carried out an evaluation, as of the end of the period covered by this report under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective.

(b)   Changes in internal control over financial reporting.   Management determined that, as of the end of the period covered by this report, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

(c)   Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that the Company maintained effective internal control over financial reporting as of January 28, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report under Item 8.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2006 Annual Meeting of Stockholders scheduled to be held on June 13, 2006, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 28, 2006. The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Robert Margolis, 58
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

Howard Siegel, 50
President—Operations

Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and administration and became President of Operations on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a Senior Executive for both Federated Department stores and Carter Hawley Hale Broadway stores.

Carol Gratzke, 57
Corporate Secretary and Former
Chief Financial Officer

Ms. Gratzke is currently serving as our Corporate Secretary. She was our Chief Financial Officer from November 1995 until September 2002. She relinquished the CFO position to become President of the Women’s Southern California Golf Association, and she served in that capacity in 2003 and 2004. She currently serves as an Advisor to the board of directors of the Women’s Southern California Golf Association.

Russell J. Riopelle, 42
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

Sandi Stuart, 54
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

Item 11.                 EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2006 Annual Meeting of Stockholders scheduled to be held on June 13, 2006, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 28, 2006.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2006 Annual Meeting of Stockholders scheduled to be held on June 13, 2006, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 28, 2006.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2006 Annual Meeting of Stockholders scheduled to be held on June 13, 2006, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 28, 2006.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2006 Annual Meeting of Stockholders scheduled to be held on June 13, 2006, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 28, 2006.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

21.1	*	Subsidiaries of Cherokee Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INC.
By	/s/ ROBERT MARGOLIS
Robert Margolis Chairman and Chief Executive Officer
Date: April 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT MARGOLIS	Chairman and Chief Executive Officer and Director	April 11, 2006
Robert Margolis
/s/ RUSSELL J. RIOPELLE	Chief Financial Officer	April 11, 2006
Russell J. Riopelle
/s/ TIMOTHY EWING	Director	April 11, 2006
Timothy Ewing
/s/ KEITH HULL	Director	April 11, 2006
Keith Hull
/s/ DAVE MULLEN	Director	April 11, 2006
Dave Mullen
/s/ JESS RAVICH	Director	April 11, 2006
Jess Ravich