Form 10-Q
period 2006-04-29
CHEROKEE INC
filed 2006-06-07
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check One):

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2006

Common Stock, $.02 par value per share	8,796,496

CHEROKEE INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets April 29, 2006 and January 28, 2006

Consolidated Statements of Operations Three Month periods ended April 29, 2006 and April 30, 2005

Condensed Consolidated Statement of Stockholders’ Equity Three Month period ended April 29, 2006

Consolidated Statements of Cash Flows Three Month periods ended April 29, 2006 and April 30, 2005

Notes to Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 1A. Risk Factors

ITEM 2. Changes in Securities

ITEM 3. Defaults Upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on 8-K

Signatures

Certifications

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	April 29, 2006	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$9,203,000	$11,896,000
Receivables, net	12,586,000	9,555,000
Prepaid expenses and other current assets	299,000	1,445,000
Deferred tax asset	528,000	1,003,000

Total current assets	22,616,000	23,899,000

Deferred tax asset	897,000	1,131,000
Property and equipment, net of accumulated depreciation of $506,000 and $474,000, respectively	282,000	305,000
Trademarks, net of accumulated amortization of $5,526,000 and $5,240,000, respectively	7,876,000	8,116,000
Other assets	15,000	15,000

Total assets	$31,686,000	$33,466,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$547,000	$629,000
Other accrued liabilities	1,093,000	4,578,000
Income taxes payable	952,000	—
Dividends payable	5,273,000	5,272,000

Total current liabilities	7,865,000	10,479,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,788,311 and 8,787,311 shares issued and outstanding at April 29, 2006 and at January 28, 2006, respectively	175,000	175,000
Additional paid-in capital	10,006,000	9,815,000
Retained earnings	13,640,000	12,997,000

Stockholders’ equity	23,821,000	22,987,000

Total liabilities and stockholders’ equity	$31,686,000	$33,466,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended
	April 29, 2006	April 30, 2005
Royalty revenues	$13,228,000	$13,213,000
Selling, general and administrative expenses	3,536,000	3,080,000

Operating income	9,692,000	10,133,000

Other income (expense):
Interest expense	—	(6,000)
Investment and interest income	127,000	58,000

Total other income (expense), net	127,000	52,000

Income before income taxes	9,819,000	10,185,000
Income tax provision	3,905,000	4,091,000

Net income	$5,914,000	$6,094,000

Basic earnings per share	$0.67	$0.70

Diluted earnings per share	$0.67	$0.69

Weighted average shares outstanding
Basic	8,787,478	8,701,273

Diluted	8,846,036	8,800,597

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at January 28, 2006	8,787,311	$175,000	$9,815,000	$12,997,000	$22,987,000

Stock-based compensation			161,000		161,000
Tax benefit related to stock options exercised			7,000		7,000
Proceeds from exercise of stock options	1,000	—	23,000		23,000
Accrued and paid dividends				(5,271,000)	(5,271,000)
Net income				5,914,000	5,914,000

Balance at April 29, 2006	8,788,311	$175,000	$10,006,000	$13,640,000	$23,821,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three months ended
	April 29, 2006	April 30, 2005
Operating activities
Net income	$5,914,000	$6,094,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,000	19,000
Amortization of trademarks	286,000	281,000
Amortization of debt issue costs and securitization fees	—	6,000
Deferred income taxes	709,000	720,000
Stock-based compensation	161,000	—
Stock option tax benefits	—	421,000
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	(3,031,000)	(5,201,000)
Decrease in prepaid expenses and other assets	1,146,000	906,000
Increase (decrease) in accounts payable, income taxes payable and accrued liabilities	(2,615,000)	(1,614,000)

Net cash provided by operating activities	2,603,000	1,632,000

Investing activities
Purchase of property and equipment	(9,000)	(5,000)
Purchase of trademarks, registration and renewal costs	(45,000)	(30,000)

Net cash provided by (used in) investing activities	(54,000)	(35,000)

Financing activities
Proceeds from exercise of stock options	23,000	686,000
Dividends	(5,272,000)	(4,344,000)
Excess tax benefit related to stock options exercised	7,000	—

Net cash used in financing activities	(5,242,000)	(3,658,000)

Increase (decrease) in cash and cash equivalents	(2,693,000)	(2,061,000)
Cash and cash equivalents at beginning of period	11,896,000	10,960,000

Cash and cash equivalents at end of period	$9,203,000	$8,899,000

Non cash financing activities:

Declaration of dividends	$5,273,000	—

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements as of April 29, 2006 and for the three month periods ended April 29, 2006 and April 30, 2005 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 28, 2006 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three month period ended April 29, 2006 are not necessarily indicative of the results to be expected for the fiscal year ended February 3, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein the term “First Quarter” refers to the three months ended April 29, 2006.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended April 29, 2006 and April 30, 2005:

	Three Months Ended
	April 29, 2006	April 30, 2005
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$5,914,000	$6,094,000

Denominator:
Denominator for net income per common share — weighted average Shares	8,787,478	8,701,273
Effect of dilutive securities:
Stock Options	58,558	99,324

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,846,036	8,800,597

The diluted weighted average number of shares for the three month periods ended April 29, 2006 and April 30, 2005, respectively, does not include any shares of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because there were no stock options outstanding that had an exercise price above the average market price for the periods documented.

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

The initial term of the Amended Target Agreement commenced on February 1, 1998 and ended on January 31, 2004. The Amended Target Agreement provides that its term will be automatically extended by an additional year for each year in which Target pays the minimum guaranteed royalty payment ($9.0 million) and Target does not inform the company (during the month of February of the last fiscal year of the agreement) of Target’s desire to terminate the agreement at the end of the then current term. The minimum guaranteed royalty payments were made in fiscal year 2006 and Target elected in February 2006 to extend the term of the agreement an additional year to January 31, 2008. Consequently, the current term of the agreement runs through January 31, 2008, and will be extended again for subsequent years provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year, unless Target notifies Cherokee during the month of February of a subsequent year to terminate the agreement as of the following January.

We also have other significant contracts, including with:  (i) Tesco for our Cherokee brand in certain specified countries; (ii) Mervyn’s for our Sideout brand in the U.S.; (iii) Mossimo, in which we receive a stated percentage of all revenues that Mossimo receives from Target (although we have entered into an agreement to terminate this contract for $33 million plus accrued and unpaid royalties, contingent upon the consummation of Iconix Brand Group’s acquisition of Mossimo); (iv) Zellers for our Cherokee brand in Canada; and (v) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries.  For a more complete description of our significant contracts, please see our most recently filed Annual Report on Form 10-K for our fiscal year ended January 28, 2006.

Stock-Based Compensation

The Company currently maintains two equity-based compensation plans, the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”), and the 2003 Incentive Award Plan (the “2003 Plan”). Both of these stock option award plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by the Company’s stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options. The 1995 Plan expired on July 24, 2005. However, options previously granted under the 1995 Plan remain outstanding until the earlier of expiration or exercise. In the event that any outstanding option under the 1995 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.   During the three months ended April 29, 2006, the Company granted options to purchase 50,644 shares of common stock at a weighted average exercise price of $39.62 per share. All of these grants were from the 2003 Plan.

In addition to the 1995 Plan and the 2003 Plan described above, the Board has approved the adoption of the 2006 Incentive Award Plan (the “2006 Plan”) contingent upon receipt of stockholder approval at our annual shareholder meeting on June 13, 2006. The 2006 Plan provides for the grant of stock options to certain officers, key employees and non-employee directors. A total of 250,000 shares have been reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan will have an exercise price equal to the fair market value of the common stock on the date of grant. Options will be exercisable in accordance with vesting schedules to be established by the Compensation Committee. If the 2006 Plan is approved by shareholders, any future grants of options from this plan will occur after the June 13, 2006 shareholder meeting.

On January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on or after January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the relevant provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s 2007 fiscal year. The Company’s consolidated financial statements as of and for the three months ended April 29, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended April 29, 2006 was $161,000.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of earnings. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company followed the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires presentation of the pro forma effect of the fair value based method on net earnings and net earnings per share in the financial statement footnotes.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of earnings for the three months ended April 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS

123. The Company uses the straight-line single option method of attributing the value of the share-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of earnings for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, a reduction of such expense based upon estimated forfeitures at the date of grant has been considered. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2005, the Company accounted for forfeitures as they occurred. As the number of historical forfeitures has been low, the Company has adopted a 0% forfeiture rate.

Upon adoption of SFAS 123(R), the Company will continue to use the Black-Scholes option pricing model for valuation of share-based awards granted beginning in fiscal 2007. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The following table shows the variables used for the stock option grants during the First Quarter:

Fiscal 2007
Grant Date	4/7/06
# of Options Granted	50,644
Expected Dividend Yield	6.1%
Expected Volatility	31.5%
Avg Risk-Free Rate	4.9%
Expected Life (in years)	4.5

A summary of option activity for the First Quarter is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term (in	Intrinsic
	Shares	Price	years)	Value

Outstanding, at January 28, 2006	202,949	$28.16
Granted	50,644	$39.26
Exercised	(1,000)	$23.12
Canceled/forfeited	—	—

Outstanding, at April 29, 2006	252,593	$30.40	6.03	$2,682,000

Vested and Exercisable at April 29, 2006	62,946	$22.00	5.36	$1,197,000

Unvested and not exercisable at April 29, 2006	189,647	$33.19	6.25	$1,485,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on April 27, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 27, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the quarter ended April 29, 2006 was $17,000.

A summary of the status of our vested shares as of April 29, 2006 and changes during the three months ended April 29, 2006 is presented below:

Vested Options	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, at January 28, 2006	24,946	$28.16
# of Options that Vested during period	39,000	$22.68
Exercised	(1,000)	$23.12
Canceled/forfeited	—	—

Outstanding, at April 29, 2006	62,946	$22.00	5.36	$1,197,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on April 27, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 27, 2006.

A summary of the status of our non-vested shares as of April 29, 2006 and changes during the three months ended April 29, 2006 is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value

Outstanding, at January 28, 2006	178,003	$6.34
Granted during period	50,644	$7.13
Vested	(39,000)	$6.37
Canceled/forfeited	—

Non-vested options outstanding, at April 29, 2006	189,647	$6.55

As of April 29, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,323,000, which is expected to be recognized over a weighted average period of approximately 3 years.   The total fair value of all options vested during the period April 29, 2006 was $248,000.

Before January 29, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company follows the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires presentation of the pro forma effect of the fair value based method on net earnings and net earnings per share in the financial statement footnotes.

If compensation expense was determined based on the fair value method, the Company’s net earnings and earnings per share would have resulted in the approximate pro forma amounts indicated below for the three month period ended April 30, 2005:

Three months April 30, 2005
Net earnings as reported	$6,094,000

Deduct:
Total stock-based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	(101,000)

Pro forma net earnings	$5,993,000

Earnings per share — basic:
As reported	$0.70
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)
Pro forma	$0.69

Earnings per share — diluted:
As reported	$0.69
Per share effect of stock-based compensation expense determined under the fair value method	(0.01)
Pro forma	$0.68

The fair value of each option grant in prior periods was estimated as of each grant date using the Black-Scholes option-pricing model, assuming risk-free interest rates ranging from 3.8% to 4.9%; volatility of approximately 50 percent; dividend yields ranging from 6.5% to 6.0%; and expected lives ranging from 5.0 to 6.5 years. Pro forma disclosure for the quarter ended April 29, 2006 is not presented because the amounts are recognized in the consolidated financial statements. There were no option grants for the quarter ended April 30, 2005

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. The Company’s dividend yield is based on the past dividends paid and the current dividend yield at the time of grant.

Trademarks

During the First Quarter the Company did not acquire any trademarks. Trademark registration and renewal fees which were capitalized during the First Quarter totaled $45,000. In comparison, for the three months ended April 30, 2005 the total trademark registration and renewal fees capitalized totaled $30,000.

Income Taxes

The income tax provision (benefit) as shown in the statements of operations includes the following:

	Three Months Ended
	April 29, 2006	April 30, 2005
Current:
Federal	$1,676,000	$1,971,000
State	726,000	810,000
Foreign	794,000	590,000

	3,196,000	3,371,000
Deferred:
Federal	716,000	720,000
State	(7,000)	-

	709,000	720,000

	$3,905,000	$4,091,000

Deferred income taxes are comprised of the following:

	April 29, 2006		January 28, 2006
	Current	Non- Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	33,000	$—	$33,000
Tax effect of NOL carryovers	273,000	820,000	273,000	1,093,000
State income taxes	255,000	4,000	730,000	5,000
Compensation		40,000

Total deferred tax assets	$528,000	897,000	$1,003,000	$1,131,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Three Months ended	Three Months Ended
	April 29, 2006	April 30, 2005
Tax expense at U.S. statutory rate	35.0%	35.0%
State tax expense, net of federal income tax benefit	4.8	5.2
Other	—	—

Tax provision	39.8%	40.2%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. As of April 29, 2006, we estimate that we have $3.1 million of federal Section 382 NOLs available that begin to expire in 2008.

(3)   Dividends

On January 17, 2006 we declared a dividend of $5.3 million, or $0.60 per share, which was paid on March 15, 2006. On April 26, 2006 we declared a dividend of $5.3 million, or $0.60 per share, which is to be paid on June 15, 2006 to shareholders of record as of June 1, 2006.

(4)   Material Agreement

On April 3, 2006, Mossimo announced that the licensing agreement between Mossimo and Target was renewed until January 31, 2010, and that Mossimo had entered into a definitive agreement to be acquired by Iconix Brand Group, Inc., for a price of $7.50 per share. On April 6, 2006 Mossimo filed a form 8-K regarding the amended Target License Agreement, which required a $6.0 million payment from Mossimo to Target on or before June 30, 2006.  On April 17, 2006, we made an unsolicited proposal to acquire all of the outstanding capital stock of Mossimo Inc. for $8.50 per share, subject to due diligence and other conditions. On April 21, 2006, we signed a confidentiality agreement with Mossimo and began due diligence shortly thereafter. On April 27, 2006 we  announced that we had entered into an agreement with Iconix to:  (i) terminate our Cherokee-Mossimo Finders Agreement, contingent upon the closing of the Iconix acquisition of Mossimo in exchange for Iconix’s agreement to pay us a termination fee equal to $33.0 million plus payment of all past royalties due to Cherokee from Mossimo, which we expect will include (a) the $900,000 shortfall from the First Quarter, and (b) the royalty revenues due to Cherokee for the months of May, June and July (through and including the date of closing of the merger with Mossimo); and (ii) to withdraw our proposal to acquire Mossimo Inc. for $8.50 per share. We subsequently filed a Form 8-K which included a copy of this signed agreement with Iconix. The Iconix acquisition of Mossimo and Iconix’s payment of approximately $33.0 million to us are currently expected to close in the 3rd calendar quarter of 2006. However, no assurances can be made that these transactions will close as expected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by certain of our current and future licensees, such as Target Stores and Tesco, the likelihood of achieving certain royalty rate reductions, the anticipated effects of the termination of the Mossimo finders agreement, and our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties, include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition in the industry in which we operate, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or Sideout brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee, Sideout and Carole Little branded products, our dependence on a single licensee for most of our revenues, our dependence on our key management personnel, and adverse determination of claims, liabilities or litigation. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” in this Report on Form 10-Q or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties, and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

Overview

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q. See “Item 1. Consolidated Financial Statements.”

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values. The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997. The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002. As of April 29, 2006, we had eleven continuing license agreements covering both domestic and international markets. Our continuing license agreement with Carrefour expires as of December 31, 2006, and as a consequence we have begun to seek new licensees for those territories included in the licensing agreement with Carrefour.

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

In November 1997, we reaffirmed our relationship with Target Stores, a division of Target Corporation, by entering into an amended licensing agreement (the “Amended Target Agreement”) which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. The term of the Amended Target Agreement currently extends until January 31, 2008 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the Amended Target Agreement will continue to automatically renew for successive one-year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year. If Target Stores elects to terminate the Amended Target Agreement, effective January 31, 2008 or at any other time, it would have a material adverse effect on our business, financial condition, cash flow, liquidity and results of operations.

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

On April 3, 2006, Mossimo announced that the licensing agreement between Mossimo and Target was renewed until January 31, 2010, and that Mossimo had entered into a definitive agreement to be acquired by Iconix Brand Group, Inc., for a price of $7.50 per share. On April 6, 2006 Mossimo filed a form 8-K regarding the amended Target License Agreement, which required a $6.0 million payment from Mossimo to Target on or before June 30, 2006.  On April 17, 2006, we made an unsolicited proposal to acquire all of the outstanding capital stock of Mossimo Inc. for $8.50 per share, subject to due diligence and other conditions. On April 21, 2006, we signed a confidentiality agreement with Mossimo and began due diligence shortly thereafter. On April 27, 2006 we  announced that we had entered into an agreement with Iconix to:  (i) terminate our Cherokee-Mossimo Finders Agreement, contingent upon the closing of the Iconix acquisition of Mossimo in exchange for Iconix’s agreement to pay us a termination fee equal to $33.0 million plus payment of all past royalties due to Cherokee from Mossimo, which we expect will include (a) the $900,000 shortfall from the First Quarter, and (b) the royalty revenues due to Cherokee for the months of May, June and July (through and including the date of closing of the merger with Mossimo); and (ii) to withdraw our proposal to acquire Mossimo Inc. for $8.50 per share. We subsequently filed a Form 8-K which included a copy of this signed agreement with Iconix. The Iconix acquisition of Mossimo and Iconix’s payment of approximately $33.0 million to us are currently expected to close in the 3rd calendar quarter of 2006. However, no assurances can be made that these transactions will close as expected.

Our Board of Directors has recently authorized and approved the extension of the expiration date of our stock repurchase program from January 31, 2006 to January 31, 2008, and increased the number of shares which could currently be repurchased to a total of 800,000. During the First Quarter we did not repurchase any shares of our common stock. From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•                  Revenue recognition;

•                  Deferred taxes;

•                  Impairment of long-lived assets;

•                  Contingencies and litigation; and

•                  Accounting for stock-based compensation.

You should refer to our Annual Report on Form 10-K for the year ended January 28, 2006, for a discussion of our policies on revenue recognition, deferred taxes, impairment of long-lived assets and contingencies and litigation. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the discussion of our policies regarding accounting for stock-based compensation.

On January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on or after January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the relevant provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s 2007 fiscal year. The Company’s consolidated financial statements as of and for the three months ended April 29, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended April 29, 2006 was $161,000.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of earnings. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company followed the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires presentation of the pro forma effect of the fair value based method on net earnings and net earnings per share in the financial statement footnotes.

Results of Operations

Retail Sales

During the three months ended April 29, 2006 (the “First Quarter”), total sales of merchandise bearing the Cherokee brand were just above those of last year, with sales at retail totaling approximately $570.3 million versus approximately $568.6 million in total retail sales for the first quarter of last year. The estimated retail sales of Cherokee branded merchandise of approximately $570.3 million for the First Quarter do not include any retail sales totals from Mexico, as our licensee in Mexico is not required to report gross retail sales.

During the First Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $360.2 million compared to approximately $411 million for the three months ended April 30, 2005. As a consequence, our royalty revenues for the First Quarter from Target Stores decreased by about 9.7% compared to the comparable period last year. Tesco’s sales of merchandise bearing the Cherokee brand, which for the First Quarter included the U.K., Ireland, and about two months of sales from Poland, Czech Republic, and Slovakia, were $171.8 million in our First Quarter, compared to $125.6 million in the first quarter of last year (which included just the U.K. and Ireland). Zeller’s sales of merchandise bearing the Cherokee brand were approximately $29.9 million during the First Quarter compared to $22.5 million for the first quarter of last year.

During the First Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $12.7 million in comparison to $19.8 million for the first quarter of last year. In addition, sales of Carole Little and St. Tropez-West branded products by TJX were approximately $36.3 million in the First Quarter, as compared to $20.0 million for the first quarter of last year.

Royalty Revenues and Expenses

Royalty Revenues were $13.2 million during the First Quarter, essentially flat compared to the $13.2 million during the three month period ended April 30, 2005. The revenues for the First Quarter do not include $900,000 of disputed royalties due to us from Mossimo, as Mossimo has indicated that it does not intend to pay these revenues to us, and as a consequence these revenues will be recognized the earlier of (i) Iconix’s acquisition of Mossimo (currently expected to occur in July 2006) pursuant to our agreement with Iconix, or (ii) resolution of such disputed revenues through the appropriate legal channels. Revenues from the Cherokee brand were $11.5 million during the First Quarter compared to $11.1 million for the comparable period last year. During the First Quarter and the comparable period last year, revenues of $6.9 and $7.7 million were recognized from Target Stores, which accounted for 52% and 58% of total revenues, respectively. The decrease in revenues from Target stores was attributable to lower sales of Cherokee branded products during the First Quarter. Revenues from Zellers were $885,000 during the First Quarter compared to $650,000 for the comparable period last year, due primarily to higher sales of Cherokee branded product by Zellers in certain product categories. Revenues from Tesco were $3.4 million during the First Quarter compared to $2.4 million for the comparable period last year, due primarily to increased sales of Cherokee branded products in the U.K. and Ireland, the initiation of sales of Cherokee branded products in the countries of Poland, Czech Republic, and Slovakia beginning in March 2006, and also the expansion of product categories for Cherokee branded products in these territories. Royalty revenues from Carrefour were $188,000 during the First Quarter compared to $193,000 for the comparable period last year. The Carrefour contract expires on December 31, 2006, and we have begun to seek new licensees for these territories.

Revenues from the Sideout brand were $433,000 during the First Quarter compared to $622,000 for the comparable period. Revenues from Mervyn’s (which is a Sideout brand licensee) during the First Quarter were $409,000 compared to $595,000 for the comparable period last year, due primarily to lower sales of Sideout branded product by Mervyn’s in certain product categories. First Quarter revenues also included $471,000 from TJX (per our licensing contract for the Carole Little brands), as compared to $260,000 for the comparable period last year.

First Quarter revenues include just $0.8 million attributable to Mossimo Inc., as compared to $1.2 million for the comparable period last year, despite the fact that retail sales of Mossimo branded products at Target have grown during the First Quarter as compared to the comparable period last year. Mossimo has made an unauthorized deduction of $900,000 of royalties that we believe are owed to us for sales in the First Quarter. Mossimo has indicated that they do not intend to pay us this $900,000, as this amount represents our percentage of the $6.0 million payment that Mossimo is contractually obligated to make to Target on or before June 30, 2006 in connection with their amended and restated licensing agreement with Target. We have informed Mossimo that this $6.0 million payment cannot be subtracted from net revenues (as such term is defined in the Cherokee-Mossimo Finders Agreement), and that Mossimo is obligated to comply with the terms of our contract and pay us this amount when due. Regardless of Mossimo’s failure to comply promptly with its obligation, we expect to be compensated by Iconix for this underpayment from Mossimo if the Iconix acquisition of Mossimo occurs as expected in the third calendar quarter of 2006. Should Mossimo not be acquired by Iconix, we intend to exercise our rights under the Cherokee-Mossimo Finders Agreement with regard to this payment.

 Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers, Tesco and Carrefour, were collectively $4.6 million during the First Quarter compared to $3.4 million for the comparable period last year. This increase is primarily due to the increase in revenues from Tesco and Zellers.

We believe that our future revenues from Target may continue to be down or flat throughout much of fiscal 2007. We believe that our future revenues from Zellers may continue to be up due to changes in how Zellers is  operating their business and utilizing the Cherokee brand. We are unsure how our future revenues from Mervyn’s will trend, as they were down in the First Quarter and may continue to trend down. During 2004 Target sold Mervyn’s to a private equity group, which may decide to sell some of the Mervyn’s locations, and may or may not decide to change Mervyn’s retailing strategy.  However, during 2004 Mervyn’s extended our contract to January 31, 2008. Based on Tesco’s sales of Cherokee branded products in the last year and the First Quarter, and Tesco’s expansion of Cherokee branded products into central Europe and their expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco may continue to grow in the foreseeable future.

Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments is actually received during the month following the end of a quarter. Our trade receivables balance of $12.6 million as of the end of the First Quarter included accrual for revenues earned from Target Stores, Zeller’s, Mervyn’s, Tesco, Carrefour and other licensees that are expected to be received in the month or 45 days following the end of the First Quarter.

Selling, general and administrative expenses for the First Quarter were $3.5 million or 26.7% of revenues in comparison to selling, general and administrative expenses of $3.1 million or 23.3% of revenues during the first quarter of last year. The increase in our selling, general and administrative expenses of about $450,000 during the First Quarter was primarily attributable to increases in accrued management bonuses, payroll related expenses, and travel and marketing expenses. In addition, in compliance with our adoption of  SFAS 123(R), we recognized $161,000 of expense associated with stock option compensation expenses during the First Quarter, as compared to zero during the first quarter of last year.

During the First Quarter we had zero interest expense compared to $6,000 for the comparable period last year. The interest expense in the first quarter of last year was attributable to the amortization of costs incurred in establishing our bank credit facility. During the First Quarter our investment and interest income was $127,000 compared to $58,000 for the comparable period last year. The increase in interest income is primarily due to higher cash balances during the First Quarter, along with higher interest rates earned on such cash balances.

During the First Quarter we recorded a tax provision of $3.9 million which equates to an effective tax rate of 39.8% compared to $4.1 million and an effective tax rate of 40.2% recorded for the same period last year. During the First Quarter our net income was $5.9 million or $0.67 per diluted share, compared to $6.0 million or $0.69 per diluted share for the comparable period last year.

Liquidity and Capital Resources

Cash Flows. On April 30, 2006 we had cash and cash equivalents of $9.2 million. On January 28, 2006 we had cash and cash equivalents of $11.9 million. The $2.7 million decrease in cash and cash equivalents during the First Quarter is primarily attributable to the payment of $5.3 million in dividends during the First Quarter, and the payment of our previously accrued management and employee bonuses of $4.5 million during the First Quarter. These were offset by various other items detailed below.

During the First Quarter, cash provided by operations was $2.6 million, compared to $1.6 million for the three months ended April 30, 2005. The total increase of $1.0 million in cash from operations was primarily attributable to an increase in our accounts receivables of $3.0 million, as compared to a larger increase of $5.2 million last year, along with a decrease in other accrued liabilities of $2.5 million as compared to a decrease of $1.6 million last year. Other differences include stock-based compensation expense of $161,000 in our First Quarter pursuant to our adoption of SFAS 123 (R) as compared to zero last year, and a decrease in prepaid expenses and other assets of $1.1 million as compared to a decrease of $906,000 last year. The decrease in prepaid expenses and other assets is primarily due to the change in our income taxes payable account —which changed from a receivable at January 28, 2006 to a current liability (income taxes payable) during our First Quarter as we recorded our income tax provisions. The income taxes payable account was reduced in May when we made our estimated quarterly taxes payment for our First Quarter.

Cash used by investing activities during the First Quarter was $54,000, which was comprised of $45,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands, and also $9,000 of capital expenditures of office equipment and related fixed assets.  In comparison, during the three months ended April 30, 2005, cash used by investing activities was $35,000, which was comprised of $30,000 in trademark registration and renewal fees and $5,000 of capital expenditures of office equipment and related fixed assets.

Cash used in financing activities was $5.2 million during the First Quarter, which included the payment of dividends of $5.3 million in March 2006, which was offset by the excess tax benefit related to stock options exercised of $7,000 in our First Quarter due to a lower number of stock option exercises, and also the receipt of $23,000 in proceeds from the exercise of stock options. In comparison, last year cash used in financing activities was $3.7 million, which included the payment of dividends of $4.3 million in March 2005, and the receipt of $686,000 in proceeds from the exercise of stock options.

Uses of Liquidity. Our cash requirements through the end of fiscal 2007 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock. The declaration and payment of any dividends will be at the discretion of our board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity. Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through April 2007; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of April 29, 2006 we did not have any amounts outstanding under any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations. As of April 29, 2006, we did not have any standby letters of credit nor any standby repurchase obligations.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. As of April 29, 2006 we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For our most recent fiscal year ended January 28, 2006, revenues from international licensing comprised 34.7% of our consolidated revenues. For fiscal 2007, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $0.5 million, which represents 3% of the total revenues reported for the First Quarter. Such change is not considered to represent a material effect on our results of operations or cash flow.

All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro). For example, the royalty revenues from Tesco for the U.K. in our First Quarter reflect a -2.84% unfavorable change in the exchange rate as compared to the exchange rate used in the comparable period last year. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Cherokee maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15 (e) that are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Cherokee’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance, and Cherokee’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of April 29, 2006.

(b) Changes in internal controls. Management determined that as of April 29, 2006, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the Securities and Exchange Commission, or in any press release or other written or oral statement we may make. Please also see “Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations—Cautionary Note Regarding Forward-Looking Statements” for additional risks and uncertainties applicable to us.

Our business is subject to intense competition.

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group, Mossimo, and VF Corp. and private label brands such as Faded Glory, Arizona and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours. Further, there are numerous risk factors that apply to the businesses of retailers that can affect their level of sales of products that carry our brands. Any decline in sales by our licensees can adversely affect our revenues. Factors that may adversely affect retailers include the following:

•              weather;

•              changes in the availability or cost of capital;

•              shifts in the seasonality of shopping patterns;

•              labor strikes or other work interruptions including work interruptions that impact supply chains and                transport vendors;

•              the impact of excess retail capacity;

•              changes in the cost of accepting various payment methods and changes in the rate of utilization of these       payment methods;

•              material acquisitions or dispositions;

•              investments in new business strategies;

•              the success or failure of significant new business ventures or technologies;

•              actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities      and officials; and

•              natural disasters, the outbreak of war, acts of terrorism or other significant national or international events.

In addition, other companies owning established trademarks could also enter into similar arrangements with retailers.

Our business is dependent on Target Stores, which accounted for 47% and 52%, respectively,  of our consolidated licensing revenues in Fiscal 2006 and the First Quarter of Fiscal 2007.

During fiscal 2006 and the first quarter of fiscal 2007, 47% and 52%, respectively, of our licensing revenues were generated from a single source, Target Stores, a division of Target Corp. The term of the Amended Target Agreement currently extends until January 31, 2008 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater then $9.0 million for the preceding fiscal year. If Target Stores elects to terminate the agreement at any time, it would have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target

Stores. Nonetheless, we could suffer substantially decreased royalty revenues under the Amended Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties required under such agreement.

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

Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Chairman and Chief Executive Officer; Howard Siegel, our President; Sandi Stuart, our Executive Vice President, and Russell J. Riopelle, our Chief Financial Officer. Mr. Margolis was initially the primary person responsible for conceiving and implementing our overall business and marketing strategy, and the other executives are currently responsible for executing our strategy. Mr. Margolis has served as Chairman and Chief Executive Officer since May 1995 after we emerged from bankruptcy in December 2004. As of April 29, 2006, Mr. Margolis was the beneficial owner of approximately 13.3% of our outstanding common stock. We have a limited number of employees and Mr. Margolis’ and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. While Mr. Margolis’ services are provided pursuant to a management agreement with us, the other executives do not have management agreements. Furthermore, Mr. Margolis’s agreement does not ensure Mr. Margolis’ continued services. The loss of the services of Mr. Margolis or our other key executives could have a material adverse effect on our business prospects, financial condition and results of operations.

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

The implementation of new accounting rules related to the expensing of stock-based awards affected our reported results of operations for the first quarter of 2006 and will continue to impact our operating results in subsequent periods. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

Effective January 29, 2006 we adopted SFAS 123R. SFAS 123R requires all share-based payment awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

The adoption of SFAS 123R has an adverse impact on our reported results of operations because the stock-based compensation expense is charged directly against our reported earnings. Our net income for the three months ended April 29, 2006 reflected stock-based compensation expense of $161,000 as a result of our adoption of SFAS 123R. As of April 29, 2006, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 3 years. Based on currently outstanding options, total stock-based compensation expense for fiscal year 2007 is expected to be approximately $705,000. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Notes 1 and 3 of Notes to Condensed Consolidated Financial Statements (unaudited). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Any other subsequent changes in the accounting rules applicable to us may also have an adverse effect on our results of operations.

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

10.15

Termination and Settlement Agreement entered into on April 27, 2006 by Cherokee Inc., and Iconix Brand Group, Inc. (incorporated by reference from Exhibit 10.1 of Cherokee Inc.’s Report on Form 8-K dated April 27, 2006).

10.16	2006 Incentive Award Plan (incorporated by reference from Annex A to Cherokee’s Proxy Statement dated April 20, 2006 for its 2006 Annual Stockholders’ meeting).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14 promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14 promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

Cherokee Inc. filed the following Current Reports on Form 8-K during the quarterly period ended April 29, 2006:

A Current Report on Form 8-K was filed on March 3, 2006 reporting that Target Stores had extended its licensing agreement with Cherokee through January 2008.

A Current Report on Form 8-K was filed on April 18, 2006 reporting that Cherokee had communicated to the Board of Mossimo Inc. its unsolicited proposal to acquire all of the outstanding capital stock of Mossimo, Inc. for a price of $8.50 per share, subject to due diligence and other conditions.

A Current Report on Form 8-K was filed on April 27, 2006 reporting that Cherokee had entered into a Termination and Settlement Agreement with Iconix Brand Group, Inc., to, among other things, terminate the Company’s Finders Agreement with Mossimo Inc., contingent upon the consummation of Iconix’s acquisition of Mossimo, in exchange for Iconix’s agreement to pay the Company $33.0 million in cash.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 7, 2006

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle Chief Financial Officer