Form 10-Q
period 2006-07-29
CHEROKEE INC
filed 2006-09-07
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2006.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2006

Common Stock, $.02 par value per share	8,802,896

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	July 29, 2006	January 28, 2006

Assets
Current assets:
Cash and cash equivalents	$9,755,000	$11,896,000
Receivables, net	11,780,000	9,555,000
Prepaid expenses and other current assets	1,597,000	1,445,000
Deferred tax asset	769,000	1,003,000

Total current assets	23,901,000	23,899,000

Deferred tax asset	931,000	1,131,000
Property and equipment, net of accumulated depreciation of $536,000 and $474,000, respectively	258,000	305,000
Trademarks, net of accumulated amortization of $5,811,000 and $5,240,000, respectively	7,604,000	8,116,000
Other assets	15,000	15,000

Total assets	$32,709,000	$33,466,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$591,000	$629,000
Other accrued liabilities	2,717,000	4,578,000
Income taxes payable	—	—
Dividends payable	5,283,000	5,272,000

Total current liabilities	8,591,000	10,479,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,802,896 and 8,787,311 shares issued and outstanding at July 29, 2006 and at January 28, 2006, respectively	176,000	175,000
Additional paid-in capital	10,647,000	9,815,000
Retained earnings	13,295,000	12,997,000

Stockholders’ equity	24,118,000	22,987,000

Total liabilities and stockholders’ equity	$32,709,000	$33,466,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Six months ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Royalty revenues	$12,409,000	$11,264,000	$25,637,000	$24,477,000
Selling, general and administrative expenses	4,176,000	3,718,000	7,711,000	6,799,000

Operating income	8,233,000	7,546,000	17,926,000	17,678,000

Other income (expense):
Interest expense	—	(16,000)	—	(22,000)
Interest and other income	139,000	120,000	266,000	178,000

Total other income (expense), net	139,000	104,000	266,000	156,000

Income before income taxes	8,372,000	7,650,000	18,192,000	17,834,000
Income tax provision	3,430,000	3,075,000	7,336,000	7,166,000

Net income	$4,942,000	$4,575,000	$10,856,000	$10,668,000

Basic earnings per share	$0.56	$0.52	$1.23	$1.22

Diluted earnings per share	$0.56	$0.52	$1.23	$1.21

Weighted average shares outstanding
Basic	8,796,865	8,748,591	8,792,171	8,724,932

Diluted	8,850,431	8,814,788	8,848,263	8,807,775

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Par Value

Balance at January 28, 2006	8,787,311	$175,000	$9,815,000	$12,997,000	$22,987,000

Stock-based compensation			441,000		441,000
Tax benefit related to stock options exercised			43,000		43,000
Proceeds from exercise of stock options	15,585	1,000	348,000		349,000
Accrued and paid dividends				(10,558,000)	(10,558,000)
Net income				10,856,000	10,856,000

Balance at July 29, 2006	8,802,896	$176,000	$10,647,000	$13,295,000	$24,118,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six months ended
	July 29, 2006	July 30, 2005
Operating activities
Net income	$10,856,000	$10,668,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,000	41,000
Amortization of trademarks	571,000	526,000
Amortization of debt issue costs and securitization fees	—	20,000
Deferred income taxes	434,000	507,000
Stock-based compensation	441,000	—
Stock option tax benefits	—	718,000
Changes in current assets and liabilities:
Increase in accounts receivable	(2,225,000)	(3,154,000)
Increase in prepaid expenses and other assets	(151,000)	(750,000)
Decrease in accounts payable, income taxes payable and accrued liabilities	(1,899,000)	(1,659,000)

Net cash provided by operating activities	8,090,000	6,953,000

Investing activities
Purchase of property and equipment	(15,000)	(59,000)
Purchase of trademarks, registration and renewal costs	(59,000)	(90,000)

Net cash used in investing activities	(74,000)	(149,000)

Financing activities
Proceeds from exercise of stock options	349,000	1,227,000
Dividends	(10,549,000)	(8,711,000)
Excess tax benefit related to stock options exercised	43,000	—

Net cash used in financing activities	(10,157,000)	(7,484,000)

Decrease in cash and cash equivalents	(2,141,000)	(680,000)
Cash and cash equivalents at beginning of period	11,896,000	10,960,000

Cash and cash equivalents at end of period	$9,755,000	$10,280,000

Non cash financing activities:

Declaration of dividends	$5,283,000	$4,818,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements as of July 29, 2006 and for the three and six month periods ended July 29, 2006 and July 30, 2005 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 28, 2006 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and six month periods ended July 29, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending February 3, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein the term “First Quarter” refers to the three months ended April 29, 2006, the term “Second Quarter” refers to the three months ended July 29, 2006, and the term “Six Months” refers to the six months ended July 29, 2006.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended July 29, 2006 and July 30, 2005:

	July 29, 2006		July 30, 2005
	3 Months	6 Months	3 Months	6 Months

Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$4,942,000	$10,856,000	$4,575,000	$10,668,000

Denominator:
Denominator for net income per common share-weighted average shares	8,796,865	8,792,171	8,748,591	8,724,932
Effect of dilutive securities:
Stock options	53,566	56,092	66,197	82,843

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,850,431	8,848,263	8,814,788	8,807,775

The diluted weighted average number of shares for the three month periods ended July 29, 2006 and July 30, 2005, respectively, does not include 50,644 and zero shares, respectively, of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive.  The diluted weighted average number of shares for the six month periods ended July 29, 2006 and July 30, 2005, respectively, does not include any anti-dilutive shares of common stock issuable on the exercise of stock options for the period because there were no stock options outstanding that were anti-dilutive for such periods.

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

We also have other significant contracts, including with:  (i) Tesco for our Cherokee brand in certain specified countries; (ii) Mervyn’s for our Sideout brand in the U.S.; (iii) Mossimo Inc. (“Mossimo”), in which we receive a stated percentage of all revenues that Mossimo receives from Target (although we have entered into an agreement to terminate this contract for $33 million, contingent upon the consummation by Iconix Brand Group Inc. (“Iconix”) of their acquisition of Mossimo, which is currently expected to occur in our fiscal quarter ended October

28, 2006); (iv) Zellers for our Cherokee brand in Canada; and (v) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries.  Our retail direct licensing agreement with TJX Companies provides us with minimum guaranteed annual royalties during the five-year term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula.  After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc.  We received royalty revenues from TJX of $874,000 in fiscal 2006, as compared to $294,000 in fiscal 2005.  For the six months ended July 29, 2006 we reported royalty revenues from TJX of $865,000 as compared to $409,000 for the comparable period in the prior year.  As of July 29, 2006 we had remaining costs of approximately $644,000 of our investment which had not yet been recovered.  If royalty revenues collected from TJX continue at their current levels, we believe we will recover our remaining costs in approximately six to nine months. Hence, we currently project that either in the fourth quarter of fiscal 2007 in the first quarter of our fiscal 2008 we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

For a more complete description of our significant contracts, please see our most recently filed Annual Report on Form 10-K for our fiscal year ended January 28, 2006.

Stock-Based Compensation

The Company currently maintains three equity-based compensation plans:  (i) the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”); (ii) the 2003 Incentive Award Plan (the “2003 Plan”); and (iii) the 2006 Incentive Award Plan (the “2006 Plan”).  Each of these stock option award plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by the Company’s stockholders.  Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options. The 1995 Plan expired on July 24, 2005.  However, options previously granted under the 1995 Plan will remain outstanding until the earlier of expiration or exercise.  In the event that any outstanding option under the 1995 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.  All of the shares under the 2003 Plan have currently been granted.  However, in the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 17, 2013.  The 2006 Plan was approved by our stockholders at our annual stockholders meeting on June 13, 2006.  To date there have not been any issuances of equity-based awards under the 2006 Plan.  During the First Quarter the Company granted options to purchase 50,644 shares of common stock at a weighted average exercise price of $39.62 per share under the 2003 Plan.   The Company did not grant any options in the Second Quarter.

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

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s 2007 fiscal year. The Company’s consolidated financial statements as of and for the three and six months ended July 29, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of

SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended July 29, 2006 was $181,000 and $342,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of earnings for the three and six months ended July 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. The Company uses the straight-line single option method of attributing the value of the share-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of earnings for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, a reduction of such expense based upon estimated forfeitures at the date of grant has been considered.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to 2005, the Company accounted for forfeitures as they occurred.  As the number of historical forfeitures has been low, the Company has applied a 0% forfeiture rate.

Since adoption of SFAS 123(R), the Company has continued to use the Black-Scholes option pricing model for valuation of share-based awards granted beginning in fiscal 2007. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The following table shows the variables used for the stock option grants during the six months ended July 29, 2006:

Fiscal 2007
Grant Date	4/7/06
# of Options Granted	50,644
Expected Dividend Yield	6.1%
Expected Volatility	31.5%
Avg Risk-Free Rate	4.9%
Expected Life (in years)	4.5

A summary of option activity for the Six Months is as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, at January 28, 2006	202,949	$28.16
Granted	50,644	$39.26
Exercised	(15,585)	$22.34
Canceled/forfeited	—	—

Outstanding, at July 29, 2006	238,008	$30.90	5.80	$2,009,000

Vested and Exercisable at July 29, 2006	81,691	$26.93	5.39	$1,013,000

Unvested and not exercisable at July 29, 2006	156,317	$32.97	6.01	$995,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on July 28, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 28, 2006.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the quarters ended July 29, 2006 and April 29, 2006 was $249,000 and $17,000, respectively.

A summary of the status of our vested shares as of July 29, 2006 and changes during the six months ended July 29, 2006 is presented below:

Vested Options	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, at January 28, 2006	24,946	$28.16
# of Options that Vested during period	72,330	$27.99
Exercised	(15,585)	$22.34
Canceled/forfeited	—	—

Outstanding, at July 29, 2006	81,691	$26.93	5.39	$1,013,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on July 28, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 28, 2006.

A summary of the status of our non-vested shares as of July 29, 2006 and changes during the three months ended July 29, 2006 is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value

Outstanding, at January 28, 2006	178,003	$8.50
Granted during period	50,644	$7.13
Vested	(72,330)	$8.01
Canceled/forfeited	—

Non-vested options outstanding, at July 29, 2006	156,317	$8.29

As of July 29, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,141,000, which is expected to be recognized over a weighted average period of approximately 3 years. The total fair value of all options vested during the quarters ended July 29, 2006 and April 29, 2006 was $331,000 and $248,000, respectively.

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

If compensation expense was determined based on the fair value method, the Company’s net earnings and earnings per share would have resulted in the approximate pro forma amounts indicated below for the three month period ended July 30, 2005:

	Quarter Ended	Six Months Ended
	July 30, 2005	July 30, 2005
Net income:
As reported	$4,575,000	$10,668,000
After-tax stock-based compensation expense determined under the fair value method	(59,000)	(119,000)

Pro forma	$4,516,000	$10,549,000

Net income per share—basic:
As reported	$0.52	$1.22
Per share effect of after-tax stock-based compensation expense determined under the fair value method	(0.01)	(0.01)

Pro forma	$0.51	$1.21

Net income per share—diluted:
As reported	$0.52	$1.21
Per share effect of after-tax stock-based compensation expense determined under the fair value method	(0.01)	(0.01)

Pro forma	$0.51	$1.20

The fair value of each option grant in prior periods was estimated as of each grant date using the Black-Scholes option-pricing model, assuming risk-free interest rates ranging from 3.8% to 4.9%; volatility of approximately 50 percent; dividend yields ranging from 6.5% to 6.0%; and expected lives ranging from 5.0 to 6.5 years.  Pro forma disclosure for the quarter ended July 29, 2006 is not presented because the amounts are recognized in the consolidated financial statements.  During the quarter ended July 30, 2005, there were two option grants:  (i) 25,000 stock options were granted on June 14, 2005; and (ii) 75,000 stock options were granted on June 30, 2005.  There were no option grants for the quarter ended April 30, 2005.

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

Trademarks

During the three months ended July 29, 2006 (the “Second Quarter”) and for the six months ended July 29, 2006 (the “Six Months”) and for the three and six months ended July 30, 2005, the Company did not acquire any trademarks.  Trademark registration and renewal fees which were capitalized during the Second Quarter and Six Months totaled $14,000 and $59,000, respectively.  In comparison, for the three and six months ended July 30, 2005 the trademark registration and renewal fees capitalized were $60,000 and $90,000, respectively.

Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Current:
Federal	$2,140,000	$2,004,000	$3,817,000	$3,975,000
State	692,000	609,000	1,418,000	1,419,000
Foreign	873,000	675,000	1,667,000	1,265,000

	3,705,000	3,288,000	6,902,000	6,659,000
Deferred:
Federal	(268,000)	(213,000)	448,000	507,000
State	(7,000)		(14,000)

	(275,000)	(213,000)	434,000	507,000

	$3,430,000	$3,075,000	$7,336,000	$7,166,000

Deferred income taxes are comprised of the following:

	July 29, 2006		January 28, 2006
	Current	Non- Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	$46,000	$—	$33,000
Tax effect of NOL carryovers	273,000	820,000	273,000	1,093,000
State income taxes	496,000	(9,000)	730,000	5,000
Compensation		74,000

Total deferred tax assets	$769,000	$931,000	$1,003,000	$1,131,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards.  We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax expense net of federal income tax benefit	5.2	5.2	5.0	5.2

Other	0.8	—	0.3	—

Tax provision	41.0%	40.2%	40.3%	40.2%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382.  The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000.  Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year.  Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount.  As of July 29, 2006, we estimate that we have $3.1 million of federal Section 382 NOLs available that begin to expire in 2008.

(3)    Dividends

On January 17, 2006 we declared a dividend of $5.3 million, or $0.60 per share, which was paid on March 15, 2006.  On April 26, 2006 we declared a dividend of $5.3 million, or $0.60 per share, which was paid on June 15, 2006.    On June 14, 2006 we declared a dividend of $5.3 million, or $0.60 per share, which is to be paid on September 15, 2006 to stockholders of record as of September 1, 2006.

(4)    Material Agreement

On April 3, 2006, Mossimo Inc. (“Mossimo”) announced that the licensing agreement between Mossimo and Target had been amended and renewed until January 31, 2010, and that Mossimo had entered into a definitive agreement to be acquired by Iconix Brand Group, Inc. (“Iconix”), for a price of $7.50 per share.  On April 6, 2006, Mossimo filed a form 8-K regarding the amended Target License Agreement, which required a $6.0 million payment from Mossimo to Target on or before June 30, 2006.   On April 17, 2006, we made an unsolicited proposal to acquire all of the outstanding capital stock of Mossimo for $8.50 per share, subject to due diligence and other conditions.  On April 21, 2006, we signed a confidentiality agreement with Mossimo.  We began due diligence shortly thereafter.  On April 27, 2006, we announced that we had entered into an agreement with Iconix to:  (i) terminate our Cherokee-Mossimo Finders Agreement for a price of $33.0 million plus all accrued but unpaid royalties (including an unauthorized deduction by Mossimo of $900,000 from our first quarter royalties received), contingent upon the closing of Iconix’s acquisition of Mossimo; and (ii) to withdraw our proposal to acquire Mossimo for $8.50 per share.  We subsequently filed a Form 8-K which included a copy of this signed agreement with Iconix.  Iconix’s acquisition of Mossimo and Iconix’s payment of approximately $33.0 million plus all accrued and unpaid royalties to us are currently expected to occur in our fiscal quarter ending October 28, 2006.  However, no assurances can be made that these transactions will close as expected.

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others.  The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values.  The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997.  The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002.  As of April 29, 2006, we had eleven continuing license agreements covering both domestic and international markets.  Our continuing license agreement with Carrefour expires as of December 31, 2006, and as a consequence we have begun to seek new licensees for those territories (France, Italy, Spain, Belgium, Portugal and others) included in the licensing agreement with Carrefour.

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

For example, during fiscal 2001 we assisted Mossimo Inc. (“Mossimo”) in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provides that we will receive a fixed percentage of all monies paid to Mossimo by Target Stores.  Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty.  Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances.  In February 2005, the agreement between Mossimo and Target was renewed until January 31, 2008, but continues to contain early termination provisions.

On April 3, 2006, Mossimo announced that the licensing agreement between Mossimo and Target had been amended and renewed until January 31, 2010, and that Mossimo had entered into a definitive agreement to be acquired by Iconix Brand Group, Inc. (“Iconix”), for a price of $7.50 per share.  On April 6, 2006, Mossimo filed a form 8-K regarding the amended Target License Agreement, which required a $6.0 million payment from Mossimo to Target on or before June 30, 2006.   On April 17, 2006, we made an unsolicited proposal to acquire all of the outstanding capital stock of Mossimo for $8.50 per share, subject to due diligence and other conditions.  On April 21, 2006, we signed a confidentiality agreement with Mossimo.  We began due diligence shortly thereafter.  On April 27, 2006, we announced that we had entered into an agreement with Iconix to:  (i) terminate our Cherokee-Mossimo Finders Agreement for a price of $33.0 million plus accrued but unpaid royalties (including an unauthorized deduction by Mossimo of $900,000 from our first quarter royalties received), contingent upon the closing of Iconix’s acquisition of Mossimo; and (ii) to withdraw our proposal to acquire Mossimo for $8.50 per share.  We subsequently filed a Form 8-K which included a copy of this signed agreement with Iconix.  The Iconix acquisition of Mossimo and Iconix’s payment of approximately $33.0 million plus accrued but unpaid royalties to us are currently expected to occur in our fiscal quarter ending October 28, 2006.  However, no assurances can be made that these transactions will close as expected.

Our Board of Directors authorized and approved the extension of the expiration date of our stock repurchase program from January 31, 2006 to January 31, 2008, and increased the number of shares subject to repurchase to a total of 800,000.  During the Six Months we did not repurchase any shares of our common stock.  From July 1999 through February 1, 2003, we repurchased and retired 607,800 shares of our common stock.  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

On January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on or after January 1, 2006.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the relevant provisions of SAB 107 in its adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s 2007 fiscal year.  Our consolidated financial statements as of and for the three months and six months ended July 29, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the three months and six months ended July 29, 2006 was $181,000 and $342,000, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of earnings.  Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  We followed the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires presentation of the pro forma effect of the fair value based method on net earnings and net earnings per share in the financial statement footnotes.

Results of Operations

Retail Sales

During the Second Quarter, total sales of merchandise bearing the Cherokee brand were just above those of last year, with sales at retail totaling approximately $629 million versus approximately $622 million in total retail sales for the second quarter of last year.  The estimated retail sales of Cherokee branded merchandise for the Second Quarter do not include any retail sales totals from Mexico, as our licensee in Mexico is not required to report gross retail sales.

During the Second Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $370 million compared to approximately $439 million for the three months ended July 30, 2005, representing a decrease of about 16.0%.  As a consequence, our royalty revenues for the First Quarter from Target Stores decreased by 3.6% compared to the comparable period last year.  Tesco’s sales of merchandise bearing the Cherokee brand, which for the Second Quarter included the U.K., Ireland, and also sales from Poland, Czech Republic, and Slovakia, were estimated to be $219 million in our Second Quarter, compared to $148.7 million in the second quarter of last year (which included just the U.K. and Ireland).  Zeller’s sales of merchandise bearing the Cherokee brand were approximately $35.0 million during the Second Quarter compared to $24.6 million for the second quarter of last year.

During the Second Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $15.3 million in comparison to $21.4 million for the second quarter of last year.  In addition, sales of Carole Little and St. Tropez-West branded products by TJX were approximately $30.3 million in the Second Quarter, as compared to $11.2 million for the second quarter of last year.

Royalty Revenues and Expenses

Royalty Revenues were $12.4 million and $25.6 million during the Second Quarter and Six Months, respectively, compared to $11.3 million and $24.5 million during the second quarter and six month periods ended July 30, 2005, respectively, an increase of 10.2% and 4.7%.  Revenues from the Cherokee brand were $10.7 million and $22.2 million during the Second Quarter and Six Months, respectively, compared to $9.5 million and $20.6 million for the comparable periods last year.  During the Second Quarter and Six Months, revenues of $5.3 million and $12.3 million, respectively, were recognized from Target Stores compared to $5.5 million and $13.2 million for the comparable periods last year, which accounted for 43% and 48% of total revenues, respectively, versus 49.2% and 54.0% last year.  The decrease in royalty revenues from Target stores for the Second Quarter compared to the prior year was attributable to lower retail sales of Cherokee branded products in women’s apparel, women’s accessories, and intimate apparel, which was offset somewhat by increases in sales of Cherokee branded products in the kid’s division.  Revenues from Tesco for sales of Cherokee branded products were $4.2 million and $7.6 million during the Second Quarter and Six Months, respectively, compared to $3.0 million and $5.5 million for the comparable periods last year.  The growth in revenues from Tesco is due primarily to increased sales of Cherokee branded products in the U.K. and Ireland, the initiation of sales of Cherokee branded products in the countries of Poland, Czech Republic, and Slovakia beginning in March 2006, and also the expansion of product categories for Cherokee branded products in these territories.  Revenues from Zellers were $925,000 and $1.8 million during the Second Quarter and Six Months, respectively, compared to $778,000 and $1.4 million for the comparable periods last year, due primarily to higher sales of Cherokee branded product by Zellers across various categories, including kid’s apparel and home products.  Revenues from Carrefour for sales of Cherokee branded products were $116,000 and $304,000 during the Second Quarter and Six Months, respectively, compared to $195,000 and $388,000 for the comparable periods last year.  The Carrefour contract expires on December 31, 2006, and we have begun to seek new licensees for these territories.

Revenues from the Sideout brand’s sales at were $477,000 and $910,000, respectively, during the Second Quarter and Six Months compared to $663,000 and $1.25 million for the comparable periods last year.  Revenues from Mervyn’s for sales of Sideout branded products during the Second Quarter and Six Months were $451,000 and $860,000, respectively, compared to $602,000 and $1.2 million for the comparable periods last year, due primarily to lower sales of Sideout branded product by Mervyn’s in certain product categories.

Second Quarter and Six Months revenues also included $394,000 and $865,000, respectively, from the Carole Little brands, which is greater than the $149,000 and $409,000 reported last year from these brands, primarily due to the increased number of Carole Little and Saint Tropez-West branded products now being offered in the licensee’s stores.

Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers, Tesco and Carrefour, were collectively $5.3 million and $9.9 million during the Second Quarter and Six Months, respectively, compared to $4.0 million and $7.4 million for the comparable periods last year.  This increase is due primarily to the growth in revenues from Tesco, and also increased revenues from Zellers.

Second Quarter and Six Months revenues include $846,000 and $1.6 million, respectively, attributable to Mossimo Inc. compared to $935,000 and $2.2 million for the comparable periods last year.  First Quarter revenues included just $800,000 attributable to Mossimo Inc., as compared to $1.2 million for the comparable period last year, despite the fact that retail sales of Mossimo branded products at Target increased during the First Quarter as compared to the comparable period last year.  Mossimo made an unauthorized deduction of $900,000 of royalties that we believe were owed to us for sales in the First Quarter.  Mossimo indicated that they do not intend to pay us this $900,000, as this amount represents our percentage of the $6.0 million payment that Mossimo is contractually obligated to make to Target on or before June 30, 2006 in connection with their amended and restated licensing agreement with Target.  We have informed Mossimo that this $6.0 million payment cannot be subtracted from net revenues (as such term is defined in the Cherokee-Mossimo Finders Agreement), and that Mossimo is obligated to comply with the terms of our contract and pay us this amount when due.  Regardless of Mossimo’s failure to comply promptly with its obligation, we expect to be compensated by Iconix for this underpayment by Mossimo if the Iconix acquisition of Mossimo occurs as expected in our fiscal quarter ending October 28, 2006.  Should Mossimo not be acquired by Iconix, we intend to exercise our rights under the Cherokee-Mossimo Finders Agreement with regard to this payment.

We believe that our future revenues from Target will continue to be down or flat throughout the rest of fiscal 2007.  We believe that our future revenues from Zellers may continue to be up due to changes in how Zellers is  operating their business and utilizing the Cherokee brand.  We expect that our future revenues from Mervyn’s through the rest of fiscal 2007 will continue to trend down.  Based on Tesco’s sales of Cherokee branded products in the last year and through the Six Months, and Tesco’s expansion of Cherokee branded products into central Europe and their expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco will continue to grow in the foreseeable future.

Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments is actually received during the month following the end of a quarter.  Our trade receivables balance of $11.8 million as of the end of the Second Quarter included accrual for revenues earned from Target Stores, Zeller’s, Mervyn’s, Tesco, Carrefour and other licensees that are expected to be received in the month or 45 days following the end of the First Quarter.

Selling, general and administrative expenses for the Second Quarter and Six Months were $4.2 million and $7.7 million, respectively, or 33.7% and 30.1%, of revenues, in comparison to selling, general and administrative expenses of $3.7 million and $6.8 million or 33% and 27.8% of revenues during the comparable periods last year.  The increase in our selling, general and administrative expenses of about $458,000 and $912,000, respectively, during the Second Quarter and Six Months was primarily attributable to increases in accrued management bonuses, payroll related expenses, and travel and marketing expenses.  In addition, in compliance with our adoption of SFAS 123(R), we recognized $181,000 and $342,000 of expense associated with stock option compensation expenses during the Second Quarter and Six Months, respectively, compared to zero during the comparable periods of last year.

During the Second Quarter and Six Months our interest expense was zero compared to $16,000 and $22,000, respectively, for the comparable periods last year.  The interest expense in the second quarter and six months of last year was attributable to the amortization of costs incurred in establishing our bank credit facility, which expired in July 2005.

During the Second Quarter and Six Months our interest and other income was $139,000 and $266,000, respectively, compared to $120,000 and $178,000 for the comparable periods last year.  The increase in interest income is primarily due to higher cash balances during the Second Quarter and Six Months, along with higher interest rates earned on such cash balances.

During the Second Quarter and Six Months we recorded for generally accepted accounting principles a tax provision of $3.4 million and $7.3 million, respectively, which equates to an effective tax rate of 41.0% and 40.3% for such periods compared to $3.1 million and $7.2 million and an effective tax rate of 40.2% and 40.2% recorded for the same periods last year.  We are making quarterly estimated tax payments for our federal and state income tax liabilities.  During the Second Quarter and Six Months our net income was $5.0 million and $10.9 million or $0.56 and $1.23 per diluted share, respectively, compared to $4.6 million and $10.7 million or $0.52 and $1.21 per diluted share for the comparable periods last year.

Liquidity and Capital Resources

Cash Flows.  On July 29, 2006 we had cash and cash equivalents of $9.8 million.  On January 28, 2006 we had cash and cash equivalents of $11.9 million.  The $2.1 million decrease in cash and cash equivalents during the Six Months is primarily attributable to the payment of $10.5 million in dividends during the Six Months, and the payment of our previously accrued management and employee bonuses of $4.5 million during the First Quarter.  These were offset by various other items detailed below.

During the Six Months, cash provided by operations was $8.1 million, compared to $7.0 million for the six months ended July 30, 2005.  The total increase of $1.1 million in cash from operations was primarily attributable to a smaller increase in our accounts receivables of $2.2 million, as compared to a larger increase of $3.1 million last year, which was offset by a larger decrease in accounts payables and other accrued liabilities of $1.9 million this year as compared to a decrease of $1.7 million last year.  Other differences include stock-based compensation expense of $441,000 in our Six Months pursuant to our adoption of SFAS 123 (R) as compared to zero last year, and a lower increase in prepaid expenses and other assets of $151,000 as compared to an increase of $750,000 last year.    The increase in prepaid expenses and other assets is primarily due to the change in our income taxes payable account —which changed from a current liability (income taxes payable) during our First Quarter as we recorded our income tax provisions, to a current receivable as of July 29, 2006.  The income taxes payable account was reduced in May and July when we made our estimated quarterly tax payments for our First and Second Quarters, and as a consequence this account changed from a current liability to a current receivable.

Cash used by investing activities during the Six Months was $74,000, as compared to $149,000 for the six months ended July 30, 2005.  The uses of cash in our investing activities during the Six Months was comprised of $59,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands, and also $15,000 of capital expenditures of office equipment and related fixed assets.   In comparison, during the six months

ended July 30, 2005, total investing activities of $149,000 was comprised of $90,000 in trademark registration and renewal fees and $59,000 of capital expenditures of office equipment and related fixed assets.

Cash used in financing activities was $10.2 million during the Six Months, as compared to $7.5 million used in financing activities last year.  This $10.2 million used in financing activities during the Six Months included two dividends payments together totaling $10.5 million (in March and June), which were offset by the excess tax benefit related to stock options exercised of $43,000 in our Six Months, and also the receipt of $349,000 in proceeds from the exercise of stock options.  In comparison, last year cash used in financing activities was $7.5 million, which included the payment of two dividends totaling $8.7 million, and the receipt of $1.2 million in proceeds from the exercise of stock options.

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

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through July 2007; provided that, if the management agreement was terminated as discussed above, we would not have sufficient cash to make the lump sum payment to Mr. Margolis.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of July 29, 2006, we did not have any amounts outstanding under any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of July 29, 2006, we did not have any standby letters of credit nor any standby repurchase obligations.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of July 29, 2006 we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business.  For our most recent fiscal year ended January 28, 2006, revenues from international licensing comprised 34.7% of our consolidated revenues.  For the first Six Months of fiscal 2007, a hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $1.0 million, which represents 3.9% of the total revenues reported for the Six Months.  Such change is not considered to represent a material effect on our results of operations or cash flow.

All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  For example, the royalty revenues from Tesco for the U.K. during the Six Months reflect a 3.06% favorable change in the exchange rate as compared to the exchange rate used in the comparable period last year.  In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15 (e) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 29, 2006.

(b) Changes in internal controls.  Our management determined that as of July 29, 2006, there have been no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.   However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix, Mossimo, and VF Corp. and private label brands such as Faded Glory, Arizona and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours.  Further, there are numerous risk factors that apply to the businesses of retailers that can affect their level of sales of products that carry our brands.  Any decline in sales by our licensees can adversely affect our revenues.  Factors that may adversely affect retailers include the following:

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

Our business is dependent on Target Stores, which accounted for 47% and 48%, respectively, of our consolidated licensing revenues in Fiscal 2006 and the Six Months of Fiscal 2007.

During fiscal 2006 and the first six months of fiscal 2007, 47% and 48%, respectively, of our licensing revenues were generated from a single source, Target Stores, a division of Target Corp. The term of the Amended Target Agreement currently extends until January 31, 2008 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater then $9.0 million for the preceding fiscal year. If Target Stores elects to terminate the agreement at any time, it would have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores. Nonetheless, we could suffer substantially decreased royalty revenues under the Amended Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties required under such agreement.

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

Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Chairman and Chief Executive Officer; Howard Siegel, our President; Sandi Stuart, our Executive Vice President, and Russell J. Riopelle, our Chief Financial Officer. Mr. Margolis was initially the primary person responsible for conceiving and implementing our overall business and marketing strategy, and the other executives are currently responsible for executing our strategy.  Mr. Margolis has served as Chairman and Chief Executive Officer since May 1995 after we emerged from bankruptcy in December 2004.  As of July 29, 2006, Mr. Margolis was the beneficial owner of approximately 13.3% of our outstanding common stock. We have a limited number of employees and Mr. Margolis’ and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. While Mr. Margolis’ services are provided pursuant to a management agreement with us, the other executives do not have management agreements. Furthermore, Mr. Margolis’s agreement does not ensure Mr. Margolis’ continued services. The loss of the services of Mr. Margolis or our other key executives could have a material adverse effect on our business prospects, financial condition and results of operations.

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

Although we have paid dividends during each quarter of fiscal 2005 and fiscal 2006, and during the first two quarters of fiscal 2007, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.

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

The adoption of SFAS 123R has an adverse impact on our reported results of operations because the stock-based compensation expense is charged directly against our reported earnings.  Our net income for the six months ended July 29, 2006 reflected stock-based compensation expense of $342,000 as a result of our adoption of SFAS 123R. As of July 29, 2006, there was $1,141,000 of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 3 years. Based on currently outstanding options, total stock-based compensation expense for fiscal year 2007 is expected to be approximately $705,000.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: September 7, 2006

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis
Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle
Chief Financial Officer