Form 10-Q
period 2006-10-28
CHEROKEE INC
filed 2006-12-07
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2006.

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

Large accelerated filer   ☐         Accelerated filer   ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2006
Common Stock, $.02 par value per share	8,804,558

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	October 28, 2006	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$10,484,000	$11,896,000
Receivables, net	8,235,000	9,555,000
Prepaid expenses and other current assets	3,767,000	1,445,000
Deferred tax asset	922,000	1,003,000
Total current assets	23,408,000	23,899,000
Deferred tax asset	971,000	1,131,000
Property and equipment, net of accumulated depreciation of $566,000 and $474,000, respectively	230,000	305,000
Trademarks, net of accumulated amortization of $6,097,000 and $5,240,000, respectively	7,411,000	8,116,000
Other assets	15,000	15,000
Total assets	$32,035,000	$33,466,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$676,000	$629,000
Other accrued liabilities	3,747,000	4,578,000
Dividends payable	6,604,000	5,272,000
Total current liabilities	11,027,000	10,479,000
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,803,896 and 8,787,311 shares issued and outstanding at October 28, 2006 and at January 28, 2006, respectively	176,000	175,000
Additional paid-in capital	10,859,000	9,815,000
Retained earnings	9,973,000	12,997,000
Stockholders’ equity	21,008,000	22,987,000
Total liabilities and stockholders’ equity	$32,035,000	$33,466,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Nine months ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Royalty revenues	$8,801,000	$8,359,000	$34,438,000	$32,838,000
Total selling, general and administrative expenses	3,460,000	3,037,000	11,171,000	9,835,000
Operating income	5,341,000	5,322,000	23,267,000	23,003,000
Other income (expense):
Interest expense	—	—	—	(22,000)
Interest and other income	179,000	119,000	445,000	297,000
Total other income (expense), net	179,000	119,000	445,000	275,000
Income before income taxes	5,520,000	5,441,000	23,712,000	23,278,000
Income tax provision	2,239,000	2,188,000	9,574,000	9,354,000
Net income	$3,281,000	$3,253,000	$14,138,000	$13,924,000
Basic earnings per share	$0.37	$0.37	$1.61	$1.59
Diluted earnings per share	$0.37	$0.37	$1.60	$1.58
Weighted average shares outstanding
Basic	8,803,063	8,764,224	8,795,802	8,738,030
Diluted	8,844,684	8,815,803	8,846,627	8,810,435

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at January 28, 2006	8,787,311	$175,000	$9,815,000	$12,997,000	$22,987,000
Stock-based compensation			622,000		622,000
Tax benefit related to stock options exercised			50,000		50,000
Proceeds from exercise of stock options	16,585	1,000	372,000		373,000
Accrued and paid dividends				(17,162,000)	(17,162,000)
Net income				14,138,000	14,138,000
Balance at October 28, 2006	8,803,896	$176,000	$10,859,000	$9,973,000	$21,008,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended
	October 28, 2006	October 29, 2005
Operating activities
Net income	$14,138,000	$13,924,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,000	62,000
Amortization of trademarks	857,000	843,000
Amortization of debt issue costs and securitization fees	—	20,000
Deferred income taxes	241,000	405,000
Stock-based compensation	622,000	—
Stock option tax benefits	—	718,000
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	1,320,000	(373,000)
Increase in prepaid expenses and other assets	(2,321,000)	(1,223,000)
Decrease in accounts payable and accrued liabilities	(784,000)	(481,000)
Net cash provided by operating activities	14,166,000	13,895,000
Investing activities
Purchase of property and equipment	(18,000)	(216,000)
Purchase of trademarks, registration and renewal costs	(151,000)	(133,000)
Net cash used in investing activities	(169,000)	(349,000)
Financing activities
Proceeds from exercise of stock options	373,000	1,227,000
Payment of dividends	(15,832,000)	(13,533,000)
Excess tax benefit related to stock options exercised	50,000	—
Net cash used in financing activities	(15,409,000)	(12,306,000)
Increase (decrease) in cash and cash equivalents	(1,412,000)	1,240,000
Cash and cash equivalents at beginning of period	11,896,000	10,960,000
Cash and cash equivalents at end of period	$10,484,000	$12,200,000
Non cash financing activities:
Declaration of dividends	$6,604,000	$5,258,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements as of October 28, 2006 and for the three and nine month periods ended October 28, 2006 and October 29, 2005 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 28, 2006 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and nine month periods ended October 28, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending February 3, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein the term “First Quarter” refers to the three months ended April 29, 2006; the term “Second Quarter” refers to the three months ended July 29, 2006; the term “Third Quarter” refers to the three months ended October 28, 2006; and the term “Nine Months” refers to the nine months ended October 28, 2006.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended October 28, 2006 and October 29, 2005:

	October 28, 2006		October 29, 2005
	3 Months	9 Months	3 Months	9 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$3,281,000	$14,138,000	$3,253,000	$13,924,000

Denominator:
Denominator for net income per common share-weighted average shares	8,803,063	8,795,802	8,764,224	8,738,030
Effect of dilutive securities:
Stock options	41,621	50,825	51,579	72,405

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,844,684	8,846,627	8,815,803	8,810,435

The diluted weighted average number of shares for the three and nine month periods ended October 28, 2006 and October 29, 2005, respectively, does not include 50,644 and zero shares, respectively, of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive.

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

We also have other significant contracts, including with:  (i) Tesco for our Cherokee brand in certain specified countries; (ii) Mervyn’s for our Sideout brand in the U.S.; (iii) Zellers for our Cherokee brand in Canada; and (iv) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries.    Our retail direct licensing agreement with TJX Companies provides us with minimum guaranteed annual royalties during the five-year term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula.  After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion

Inc.  We received royalty revenues from TJX of $874,000 in fiscal 2006, as compared to $294,000 in fiscal 2005.  For the Nine Months we reported royalty revenues from TJX of $1.1 million as compared to $696,000 for the comparable period in the prior year.  As of October 28, 2006 we had remaining costs of approximately $395,000 of our investment which had not yet been recovered.  If royalty revenues collected from TJX continue at their current levels, we believe we will recover our remaining costs in approximately three to six months.  Hence, we currently project that either in the fourth quarter of fiscal 2007 or in the first quarter of fiscal 2008 we will begin having to pay 45% of the royalty revenues received from the Carole Little brands to Ms. Carole Little.

We had a finders agreement with Mossimo Inc. (“Mossimo”) that was significant (the “Mossimo Finders Agreement”).  Under the terms of the Mossimo Finders Agreement we received a stated percentage of all revenue that Mossimo received from Target.   However, on October 31, 2006, we terminated the Mossimo Finders Agreement in exchange for payment of a termination fee of $33.0 million (plus $900,000 in back royalties due to the Company from Mossimo for the First Quarter) in accordance with the terms of the previously disclosed Termination and Settlement Agreement (the “Termination Agreement”) between the Company and Iconix Brand Group, Inc. (“Iconix”) entered into as of April 27, 2006 in connection with Iconix’s acquisition of Mossimo.  We received Iconix’s payment of the termination fee of $33.0 million and the $900,000 of past due royalties on October 31, 2006, which was after our third quarter end date of October 28, 2006.  Hence, we will recognize the $900,000 of past due royalty revenues in our fourth quarter, and the termination payment of $33.0 million will be recognized as one-time revenue in our fourth quarter.  We will receive a final payment of Third Quarter royalties due to us from Iconix in December.

For a more complete description of our significant contracts, please see our most recently filed Annual Report on Form 10-K for our fiscal year ended January 28, 2006.

Stock-Based Compensation

The Company currently maintains three equity-based compensation plans:  (i) the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”); (ii) the 2003 Incentive Award Plan (the “2003 Plan”); and (iii) the 2006 Incentive Award Plan (the “2006 Plan”).  Each of these stock option award plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by the Company’s stockholders.  Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options. The 1995 Plan expired on July 24, 2005.  However, options previously granted under the 1995 Plan will remain outstanding until the earlier of expiration or exercise.  In the event that any outstanding option under the 1995 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.  All of the shares under the 2003 Plan have currently been granted.  However, in the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 17, 2013.  The 2006 Plan was approved by our stockholders at our annual stockholders meeting on June 13, 2006.  To date there have not been any issuances of equity-based awards under the 2006 Plan.  During the First Quarter the Company granted options to purchase 50,644 shares of common stock at a weighted average exercise price of $39.62 per share under the 2003 Plan.   The Company did not grant any options in the Second Quarter or the Third Quarter.

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

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s 2007 fiscal year. The Company’s consolidated financial statements as of and for the three and nine months ended October 28, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended October 28, 2006 was $181,000 and $524,000, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of earnings for the three and nine months ended October 28, 2006 included compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. The Company uses the straight-line single option method of attributing the value of the share-based compensation expense. As stock-based compensation expense recognized in the consolidated statement of earnings for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, a reduction of such expense based upon estimated forfeitures at the date of grant has been considered.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to 2005, the Company accounted for forfeitures as they occurred.  As the number of historical forfeitures has been low, the Company has applied a 0% forfeiture rate.

Since adoption of SFAS 123(R), the Company has continued to use the Black-Scholes option pricing model for valuation of share-based awards granted beginning in fiscal 2007. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  The following table shows the variables used for the stock option grants during the Nine Months:

Fiscal 2007
Grant Date	4/7/06
# of Options Granted	50,644
Expected Dividend Yield	6.1%
Expected Volatility	31.5%
Avg Risk-Free Rate	4.9%
Expected Life (in years)	4.5

A summary of option activity for the Nine Months is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding, at January 28, 2006	202,949	$28.28
Granted	50,644	$39.26
Exercised	(16,585)	$22.39
Canceled/forfeited	—	—

Outstanding, at October 28, 2006	237,008	$31.04	5.53	$1,793,000

Vested and Exercisable at October 28, 2006	80,691	$27.08	5.13	$929,000

Unvested and not exercisable at October 28, 2006	156,317	$33.08	5.74	$863,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on October 27, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 27, 2006.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the Third Quarter, Second Quarter and First Quarter was $16,000, $249,000 and $17,000, respectively.

A summary of the status of our vested shares as of October 28, 2006 and changes during the Nine Months is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
Vested Options	Shares	Price	(in years)	Value

Outstanding, at January 28, 2006	24,946	$28.28
# of Options that Vested during period	72,330	$28.11
Exercised	(16,585)	$22.39
Canceled/forfeited	—	—

Outstanding, at October 28, 2006	80,691	$27.08	5.13	$929,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on October 27, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 27, 2006.

A summary of the status of our non-vested shares as of October 28, 2006 and changes during the Nine Months is as follows:

		Weighted-Average
		Grant-Date
Non-vested Options	Shares	Fair Value

Outstanding, at January 28, 2006	178,003	$8.50
Granted during period	50,644	$7.13
Vested	(72,330)	$8.01
Canceled/forfeited	—

Non-vested options outstanding, at October 28, 2006	156,317	$8.29

As of October 28, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $960,000, which is expected to be recognized over a weighted average period of approximately 2.5 years.    The total fair value of all options which vested during the Third Quarter, Second Quarter and First Quarter was zero, $331,000 and $248,000, respectively.

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

If compensation expense was determined based on the fair value method, the Company’s net earnings and net earnings per share would have resulted in the approximate pro forma amounts indicated below for the three month and nine month periods ended October 29, 2005:

	Three Months Ended	Nine Months Ended
	October 29, 2005	October 29, 2005
Net income:
As reported	$3,253,000	$13,924,000
After-tax stock-based compensation expense determined under the fair value method	(91,000)	(210,000)
Pro forma	$3,162,000	$13,714,000

Net income per share—basic:
As reported	$0.37	$1.59
Per share effect of after-tax stock-based compensation expense determined under the fair value method	(0.01)	(0.02)
Pro forma	$0.36	$1.57

Net income per share—diluted:
As reported	$0.37	$1.58
Per share effect of after-tax stock-based compensation expense determined under the fair value method	(0.01)	(0.02)
Pro forma	$0.36	$1.56

The fair value of each option grant in prior periods was estimated as of each grant date using the Black-Scholes option-pricing model, assuming risk-free interest rates ranging from 3.8% to 4.9%; volatility of approximately 50 percent; dividend yields ranging from 6.5% to 6.0%; and expected lives ranging from 5.0 to 6.5 years.  Pro forma disclosure for the Third Quarter is not presented because the amounts are recognized in the consolidated financial statements.  There were no option grants during the quarter ended October 29, 2005.  During the quarter ended July 30, 2005, there were two option grants:  (i) 25,000 stock options were granted on June 14, 2005; and (ii) 75,000 stock options were granted on June 30, 2005.  There were no option grants for the quarter ended April 30, 2005.

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

Trademarks

During the Third Quarter and for the Nine Months and for the three and nine month periods ended October 29, 2005, the Company did not acquire any trademarks.  Trademark registration and renewal fees which were capitalized during the Third Quarter and Nine Months totaled $92,000 and $151,000, respectively.  In comparison, for the three and nine month periods ended October 29, 2005 the trademark registration and renewal fees capitalized were $43,000 and $133,000, respectively.

Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29,2005	October 28,2006	October 29,2005
Current:
Federal	$1,338,000	$1,249,000	$5,154,000	$5,224,000
State	436,000	433,000	1,854,000	1,852,000
Foreign	658,000	608,000	2,325,000	1,873,000
	2,432,000	2,290,000	9,333,000	8,949,000
Deferred:
Federal	(185,000)	(102,000)	263,000	405,000
State	(8,000)	(22,000)
	(193,000)	(102,000)	241,000	405,000
	$2,239,000	$2,188,000	$9,574,000	$9,354,000

Deferred income taxes are comprised of the following:

	October 28, 2006		January 28, 2006
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	$42,000	$—	$33,000
Tax effect of NOL carryovers	273,000	820,000	273,000	1,093,000
State income taxes	649,000	(13,000)	730,000	5,000
Compensation		122,000
Total deferred tax assets	$922,000	$971,000	$1,003,000	$1,131,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards.  We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax expense net of federal income tax benefit	5.0	5.2	5.0	5.2

Other	0.6	—	0.4	—
Tax provision	40.6%	40.2%	40.4%	40.2%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382.  The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000.  Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year.  Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount.  As of October 28, 2006, we estimate that we have $3.1 million of federal Section 382 NOLs available that begin to expire in 2008.

(3)    Dividends

On January 17, 2006 we declared a dividend of $5.3 million, or $0.60 per share, which was paid on March 15, 2006.  On April 26, 2006 we declared a dividend of $5.3 million, or $0.60 per share, which was paid on June 15, 2006.  On June 14, 2006 we declared a dividend of $5.3 million, or $0.60 per share, which was paid on September 15, 2006 to stockholders of record as of September 1, 2006.  On October 10, 2006 we declared a dividend of $5.3 million, or $0.60 per share, to be paid on December 15, 2006 to stockholders of record as of December 1, 2006, and on November 2, 2006 we announced an increase of this dividend to $0.75 per share.

(4)   Material Agreement and Subsequent Event

On April 3, 2006, Mossimo announced that the licensing agreement between Mossimo and Target had been amended and renewed until January 31, 2010, and that Mossimo had entered into a definitive agreement to be acquired by Iconix for a price of $7.50 per share.  On April 6, 2006, Mossimo filed a form 8-K regarding the amended Target License Agreement, which required a $6.0 million payment from Mossimo to Target on or before June 30, 2006.   On April 17, 2006, we made an unsolicited proposal to acquire all of the outstanding capital stock of Mossimo for $8.50 per share, subject to due diligence and other conditions.  On April 21, 2006, we signed a confidentiality agreement with Mossimo.  We began due diligence shortly thereafter.  On April 27, 2006, we announced that we had entered into an agreement with Iconix to:  (i) terminate the Mossimo Finders Agreement for a price of $33.0 million plus all accrued but unpaid royalties (including an unauthorized deduction by Mossimo of $900,000 from our First Quarter royalties received), contingent upon the closing of Iconix’s acquisition of Mossimo; and (ii) to withdraw our proposal to acquire Mossimo for $8.50 per share.  We subsequently filed a Form 8-K which included a copy of this signed agreement with Iconix.

Iconix completed its acquisition of Mossimo on October 31, 2006 and paid us a termination fee of $33.0 million and the $900,000.  Hence, we will recognize the $900,000 of past due royalty revenues in our fourth quarter, and the termination payment of $33.0 million will be recognized as one-time revenue in our fourth quarter.  We will receive a final payment of Third Quarter royalties due to us from Iconix in December.

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others.  The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values.  The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997.  The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002.  As of October 28, 2006, we had eleven continuing license agreements covering both domestic and international markets.  Our continuing license agreement with Carrefour expires as of December 31, 2006, and as a consequence we have begun to seek new licensees for those territories (France, Italy, Spain, Belgium, Portugal and others) included in the licensing agreement with Carrefour.  Our agreement with Mossimo terminated as of October 31, 2006 when we received payment of $33.9 million from Iconix, and we will receive a final payment from Mossimo of Third Quarter royalties in December.  During November 2006 we subsequently announced the signing of two additional license agreements covering certain international markets.

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

As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Amended Target Agreement, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or Sideout branded products during each fiscal year.  As a result, our royalty revenues as a percentage of certain licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements.  Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on the retail sales of branded products in such quarter, but also on the level of retail sales achieved during each fiscal year to date, and the resulting attainment of royalty rate reductions in any preceding or current quarters in the same fiscal year.  The size of the royalty rate reductions and the level of retail sales at which they are achieved varies in each licensing agreement.

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

On April 3, 2006, Mossimo announced that the licensing agreement between Mossimo and Target had been amended and renewed until January 31, 2010, and that Mossimo had entered into a definitive agreement to be acquired by Iconix for a price of $7.50 per share.  On April 6, 2006, Mossimo filed a form 8-K regarding the amended Target License Agreement, which required a $6.0 million payment from Mossimo to Target on or before June 30, 2006.   On April 17, 2006, we made an unsolicited proposal to acquire all of the outstanding capital stock of Mossimo for $8.50 per share, subject to due diligence and other conditions.  On April 21, 2006, we signed a confidentiality agreement with Mossimo.  We began due diligence shortly thereafter.  On April 27, 2006, we announced that we had entered into an agreement with Iconix to:  (i) terminate the Mossimo Finders Agreement for a price of $33.0 million plus all accrued but unpaid royalties (including an unauthorized deduction by Mossimo of $900,000 from our First Quarter royalties received), contingent upon the closing of Iconix’s acquisition of Mossimo; and (ii) to withdraw our proposal to acquire Mossimo for $8.50 per share.  We subsequently filed a Form 8-K which included a copy of this signed agreement with Iconix.  Iconix completed its acquisition of Mossimo and paid us a termination fee of $33.0 million and the $900,000 of past royalties due on October 31, 2006, which was after our third quarter end date of October 28, 2006.  Hence, we will recognize the $900,000 of past due royalty revenues in our fourth quarter, and the termination payment of $33.0 million will be recognized as one-time revenue in our fourth quarter.  We will receive a final payment of Third Quarter royalties due to us from Iconix in December.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

On January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on the grant-date fair value of those awards.  SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on or after January 1, 2006.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the relevant provisions of SAB 107 in its adoption of SFAS 123(R).

The fair value of stock options are estimated using a Black-Scholes option valuation model.  This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations. Prior to the implementation of SFAS 123R, we accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.”  Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model.

Our consolidated financial statements as of and for the Third Quarter and Nine Months reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the Third Quarter and Nine Months was $181,000 and $524,000, respectively.

Results of Operations

Retail Sales

During our Third Quarter, total sales of merchandise bearing the Cherokee brand were above the total sales in the same period last year, with sales at retail totaling approximately $647.9 million versus approximately $626.9 million in total retail sales for the quarter ended October 29, 2005.  The estimated total retail sales of Cherokee branded merchandise for such periods do not include any retail sales totals from Mexico, as our licensee in Mexico is not required to report gross retail sales.

During our Third Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $426.6 million compared to approximately $448.7 million for the three months ended October 29, 2005, representing a decrease of about 4.9%.  As a consequence, our royalty revenues for the Third Quarter from Target Stores decreased by 1.8% compared to the comparable period last year.  Tesco’s sales of merchandise bearing the Cherokee brand, which for the Third Quarter included the U.K., Ireland, and also sales from Poland, Czech Republic, Slovakia and Hungary, were estimated to be $175.6 million in our Third Quarter, compared to $136.5 million in the comparable quarter of last year (which included just the U.K. and Ireland).  Zeller’s sales of merchandise bearing the Cherokee brand were approximately $40.6 million during the Third Quarter compared to $35.2 million for the comparable quarter of last year.

During our Third Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $12.9 million in comparison to $20.5 million for the comparable quarter of last year.  In addition, sales of Carole Little and St. Tropez-West branded products by TJX were approximately $19.4 million in the Third Quarter, as compared to $22.0 million for the comparable quarter of last year.

Royalty Revenues and Expenses

Royalty Revenues were $8.8 million and $34.4 million during the Third Quarter and Nine Months, respectively, compared to $8.4 million and $32.8 million during the third quarter and nine month periods ended October 29, 2005, respectively, which represents an increase of 5.3% and 4.9%, respectively, compared to revenues for the comparable periods in the prior year.  Revenues from the Cherokee brand were $7.4 million and $29.5 million during the Third Quarter and Nine Months, respectively, compared to $6.9 million and $27.5 million for the comparable periods last year.  During the Third Quarter and Nine Months, revenues of $3.3 million and $15.5 million, respectively, were recognized from Target Stores compared to $3.3 million and $16.5 million for the comparable periods last year, which accounted for 37.0% and 45.1% of total revenues, respectively, versus 39.7% and 50.3% last year.  The decrease in royalty revenues from Target stores for the Third Quarter compared to the prior year was attributable to lower retail sales of Cherokee branded products in women’s apparel, women’s accessories, and intimate apparel, which was offset somewhat by increases in sales of Cherokee branded products in the kid’s division.  Revenues from Tesco for sales of Cherokee branded products were $3.0 million and $10.6 million during the Third Quarter and Nine Months, respectively, compared to $2.5 million and $8.0 million for the comparable periods last year.  The growth in revenues from Tesco is due primarily to increased sales of Cherokee branded products in the U.K. and Ireland, the initiation of sales of Cherokee branded products in the countries of Poland, Czech Republic, and Slovakia beginning in March 2006 and Hungary in August 2006, and also the expansion of product categories for Cherokee branded products in these territories.  Revenues from Zellers were $921,000 and $2.7 million during the Third Quarter and Nine Months, respectively, compared to $846,000 and $2.3 million for the comparable periods last year, due primarily to higher sales of Cherokee branded product by Zellers across various categories, including kid’s apparel and women’s and men’s apparel.  Revenues from Carrefour for sales of Cherokee branded products were $106,000 and $410,000 during the Third Quarter and Nine Months, respectively, compared to $130,000 and $519,000 for the comparable periods last year.  The Carrefour contract expires on December 31, 2006, and we have begun to seek new licensees for these territories.

Revenues from the Sideout brand’s sales were $376,000 and $1.3 million, respectively, during the Third Quarter and Nine Months compared to $558,000 and $1.8 million for the comparable periods last year.  Revenues from Mervyn’s for sales of Sideout branded products during the Third Quarter and Nine Months were $358,000 and $1.2 million, respectively, compared to $539,000 and $1.7 million for the comparable periods last year, due primarily to lower sales of Sideout branded product by Mervyn’s in certain product categories.

Third Quarter and Nine Months revenues also included $253,000 and $1.1 million, respectively, from the Carole Little brands, as compared to the $286,000 and $696,000 reported last year from these brands.  The increase through the Nine Months is primarily due to the increased number of Carole Little and Saint Tropez-West branded products now being offered in the licensee’s stores.

Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers, Tesco and Carrefour, were collectively $4.1 million and $14.0 million during the Third Quarter and Nine Months, respectively, compared to $3.53 million and $11.0 million for the comparable periods last year.  This increase is due primarily to the growth in revenues from Tesco, and also increased revenues from Zellers.

Third Quarter and Nine Months revenues include $783,000 and $2.4 million, respectively, attributable to Mossimo Inc., which does not include $900,000 of past royalties due to us which was paid to us on October 31, 2006, compared to $580,000 and $2.8 million for the comparable periods last year.

We believe that our future revenues from Target will continue to be down or flat throughout the rest of fiscal 2007.  We believe that our future revenues from Zellers may continue to be up due to changes in how Zellers is  operating their business and utilizing the Cherokee brand.  We expect that our future revenues from Mervyn’s through the rest of fiscal 2007 will continue to trend down.  Based on Tesco’s sales of Cherokee branded products in the last year and through the Nine Months, and Tesco’s expansion of Cherokee branded products into central Europe and their expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco will continue to grow in the foreseeable future.  We will receive a final payment from Iconix in December for our Third Quarter royalties due, and royalties for the several days up to and including the closing date of Iconix’s acquisition of Mossimo.  After this December payment we will not receiving any further royalty payments from Mossimo due to the termination of the Mossimo Finders Agreement.

Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments is actually received during the month following the end of a quarter.  Our trade receivables balance of $8.2 million as of the end of the Third Quarter included accrual for revenues earned from the Mossimo Finders Agreement, and  from Target Stores, Zeller’s, Mervyn’s, Tesco, Carrefour and other licensees that are expected to be received in the month or 45 days following the end of the subject fiscal quarter.

Selling, general and administrative expenses for the Third Quarter and Nine Months were $3.5 million and $11.2 million, respectively, or 39.3% and 32.4%, of revenues, in comparison to selling, general and administrative expenses of $3.0 million and $9.8 million or 36.3% and 30.0% of revenues during the comparable periods last year.  The increase in our selling, general and administrative expenses of about $0.5 million and $1.4 million, respectively, during the Third Quarter and Nine Months was primarily attributable to increases in stock option compensation expenses pertaining to our adoption of SFAS 123(R), payroll related expenses, and travel and marketing expenses.  In compliance with our adoption of SFAS 123(R), we recognized $181,000 and $524,000 of expense associated with stock option compensation expenses during the Third Quarter and Nine Months, respectively, compared to zero during the comparable periods of last year.

During the Third Quarter and Nine Months our interest expense was zero compared to zero and $22,000, respectively, for the comparable periods last year.  The interest expense in the nine months ended October 29, 2005 was attributable to the amortization of costs incurred in establishing our bank credit facility, which expired in July 2005.

During the Third Quarter and Nine Months our interest and other income was $179,000 and $445,000, respectively, compared to $119,000 and $297,000 for the comparable periods last year.  The increase in interest income is primarily due to higher interest rates earned on our cash balances, and also higher average cash balances during the Nine Months.

During the Third Quarter and Nine Months we recorded under U.S. generally accepted accounting principles a tax provision of $2.2 million and $9.6 million, respectively, which equates to effective tax rates of 40.6% and 40.4% for such periods, compared to $2.2 million and $9.4 million and effective tax rates of 40.2% and 40.2% recorded for the same periods last year.  We are making quarterly estimated tax payments for our federal and state income tax liabilities.  During the Third Quarter and Nine Months our net income was $3.3 million and $14.1 million or $0.37 and $1.60 per diluted share, respectively, compared to $3.3 million and $13.9 million or $0.37 and $1.58 per diluted share for the comparable periods last year.

Liquidity and Capital Resources

Cash Flows.  On October 28, 2006 we had cash and cash equivalents of $10.5 million.  On January 28, 2006 we had cash and cash equivalents of $11.9 million.  The $1.4 million decrease in cash and cash equivalents during the Nine Months is primarily attributable to the payment of $15.8 million in dividends during the Nine Months, and the payment of our previously accrued management and employee bonuses of $4.5 million during the First Quarter.  These were offset by various other items detailed below.

During the Nine Months, cash provided by operations was $14.2 million, compared to $13.9 million for the nine months ended October 29, 2005.  The total increase of $0.3 million in cash from operations was primarily attributable to the following fluctuations in various balance sheet items during the Nine Months, including:  a decrease in our accounts receivables of $1.3 million, as compared to an increase of $0.4 million last year; an increase in prepaid expenses of $2.3 million as compared to an increase of $1.2 million last year; and a decrease in accounts payables and other accrued liabilities of $0.8 million this year as compared to a decrease of $0.5 million last year.  Other differences include stock-based compensation expense of $622,000 in the Nine Months pursuant to our adoption of SFAS 123 (R) as compared to zero last year, a decrease in deferred income taxes of $241,000 in the Nine Months as compared to a decrease of $405,000 in the comparable period last year, and modestly higher amortization and depreciation expenses as compared to the comparable period last year.

Cash used by investing activities during the Nine Months was $169,000, as compared to $349,000 for the nine months ended October 29, 2005.  The uses of cash in our investing activities during the Nine Months was comprised of $151,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands, and also $18,000 of capital expenditures of office equipment and related fixed assets.   In comparison, during the nine months ended October 29, 2005, total investing activities of $349,000 was comprised of $133,000 in trademark registration and renewal fees and $216,000 of capital expenditures pertaining to the construction of additional office space and also the purchase of office equipment and related fixed assets.

Cash used in financing activities was $15.4 million during the Nine Months, as compared to $12.3 million used in financing activities last year.  This $15.4 million used in financing activities during the Nine Months included three dividends payments together totaling $15.8 million (in March, June and September), which were offset by the excess tax benefit related to stock options exercised of $50,000 in the Nine Months, and also the receipt of $373,000 in proceeds from the exercise of stock options.  In comparison, last year cash used in financing activities was $12.3 million, which included the payment of three dividends totaling $13.5 million, and the receipt of $1.2 million in proceeds from the exercise of stock options.

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

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through October 2007; provided that, if the management agreement was terminated as discussed above, we would likely not have sufficient cash to make the lump sum payment to Mr. Margolis.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of October 28, 2006, we did not have any amounts outstanding under any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of October 28, 2006, we did not have any standby letters of credit nor any standby repurchase obligations.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of October 28, 2006 we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business.  For our most recent fiscal year ended January 28, 2006, revenues from international licensing comprised 34.7% of our consolidated revenues.  For the Nine Months, a hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately

$1.4 million, which represents 4.1% of the total revenues reported for such period.  Such change is not considered to represent a material effect on our results of operations or cash flow.

All of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  For example, the royalty revenues from Tesco for the U.K. during the Nine Months reflect a 3.3% favorable change in the revenue weighted average exchange rate as compared to the revenue weighted average exchange rate used in the comparable period last year.  In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 28, 2006.

(b) Changes in internal controls.  Our management determined that as of October 28, 2006, there have been no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix, and VF Corp. and private label brands such as Faded Glory and Arizona developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours.  Further, there are numerous risk factors that apply to the businesses of retailers that can affect their level of sales of products that carry our brands.  Any decline in sales by our licensees can adversely affect our revenues.  Factors that may adversely affect retailers include the following:

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

Our business is dependent on Target Stores, which accounted for 47% and 45%, respectively, of our consolidated licensing revenues in Fiscal 2006 and the Nine Months.

During fiscal 2006 and the Nine Months, 47% and 45%, respectively, of our licensing revenues were generated from a single source, Target Stores, a division of Target Corp. The term of the Amended Target Agreement currently extends until January 31, 2008 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater then $9.0 million for the preceding fiscal year. If Target Stores elects to terminate the agreement at any time, it would have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores. Nonetheless, we could suffer substantially decreased royalty revenues under the Amended Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties required under such agreement.

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

Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Chairman and Chief Executive Officer; Howard Siegel, our President; Sandi Stuart, our Executive Vice President, and Russell J. Riopelle, our Chief Financial Officer. Mr. Margolis was initially the primary person responsible for conceiving and implementing our overall business and marketing strategy, and the other executives are currently responsible for executing our strategy.  Mr. Margolis has served as Chairman and Chief Executive Officer since May 1995 after we emerged from bankruptcy in December 2004.  As of October 28, 2006, Mr. Margolis was the beneficial owner of approximately 13.3% of our outstanding common stock. We have a limited number of employees and Mr. Margolis’ and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. While Mr. Margolis’ services are provided pursuant to a management agreement with us, the other executives do not have management agreements. Furthermore, Mr. Margolis’s agreement does not ensure Mr. Margolis’ continued services. The loss of the services of Mr. Margolis or our other key executives could have a material adverse effect on our business prospects, financial condition and results of operations.

The management agreement with our Chief Executive Officer contains provisions that provide for a substantial cash payment to our Chief Executive Officer upon our breach or termination of the management agreement.

Mr. Margolis’ services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement. The current term of the management agreement ends February 1, 2009; however, the term may be extended indefinitely for additional one-year terms so long as we meet certain pre-tax earnings thresholds. If we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination plus the amount of the previous year’s performance bonus under the management agreement. Mr. Margolis’ annual base compensation in fiscal 2006 was calculated to be $700,000 and his performance bonus for fiscal 2006 was approximately $3.7 million. Based on the amounts paid for fiscal 2006, the lump sum payment owed upon such a termination would be approximately $13.2 million.  Based upon our operating results for the Nine Months, and the receipt of one-time revenues of $33.0 million which will be recognized in our fourth quarter, the amount of the payment will likely be substantially higher in fiscal 2008.

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

Although we have paid dividends during each quarter of fiscal 2005 and fiscal 2006, and during the first three quarters of fiscal 2007, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.

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

The adoption of SFAS 123R has an adverse impact on our reported results of operations because the stock-based compensation expense is charged directly against our reported earnings.  Our net income for the Nine Months reflected stock-based compensation expense of $524,000 as a result of our adoption of SFAS 123R.  As of October 28, 2006, there was approximately $960,000 of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.5 years. Based on currently outstanding options, total stock-based compensation expense for fiscal year 2007 is expected to be approximately $705,000.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)             Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.’s Form 10Q dated October 28, 2000).

3.2	Bylaws of Cherokee Inc. (incorporated by reference from Exhibit 3.2 of Cherokee Inc.’s Form 10Q dated October 28, 2000).

10.1	Summary of Terms of Oral Agreement with director Jess Ravich regarding Bonus Award.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14 promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14 promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 6, 2006

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis
Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle
Chief Financial Officer