Form 10-K
period 2007-02-03
CHEROKEE INC
filed 2007-04-17
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007 or

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

Yes ☐   No ☒

As of March 30, 2007, the registrant had 8,841,833 shares of its common stock, par value $.02 per share, issued and outstanding.

As of July 28, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $346.3 million (computed on the basis of the last trade of the common stock on the NASDAQ National Market on July 28, 2006).

Documents Incorporated by Reference:

Certain portions of the registrant’s proxy statement for the Annual Meeting of Stockholders to be held on June 12, 2007, are incorporated by this reference into Part III as set forth herein.

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others. The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values. The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997. The Carole Little, Saint Tropez-West, All That Jazz and Chorus Line brands and trademarks were acquired by us in December 2002, and are recognized women’s brands that we have begun to market in apparel, accessories and home products. As of February 3, 2007, we had sixteen continuing license agreements covering both domestic and international markets. We terminated one material licensing agreement (our Finder’s Agreement with Mossimo Inc.) in exchange for a one-time payment of $33.0 million during our fourth quarter of our fiscal year ended February 3, 2007. Our total revenues associated with the Finder’s Agreement with Mossimo was $36.3 million during the fiscal year ended February 3, 2007, including the $33.0 million one-time payment.

Our retail direct licensing strategy is premised on the proposition that around the world nearly all aspects of the moderately priced apparel, footwear, and other consumer products businesses can be sourced most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. In addition, we believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly sourcing, stocking and selling licensed products bearing widely recognized brand names, such as our brands, than through carrying strictly private label goods or branded products from third-party vendors. Our strategy globally is to capitalize on these ideas by licensing our portfolio of brands (and brands we represent) primarily to large and growing retailers, such as Target Stores and TJX Companies in the U.S., Zeller’s in Canada, Tesco in Europe, Falabella in South America, and Pick ‘N Pay in South Africa, each of whom work in conjunction with us to develop merchandise for their respective stores.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity. For example, in December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc., which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All That Jazz and Molly Malloy, for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands, which was recently extended to January 2013. In January 2007 we entered into a three- year licensing agreement for our All That Jazz brand with M.J. Fashions LLC as well.

In addition to acquiring brands and licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying licensees or licensors for their brands or stores. Generally, when representing a brand on an exclusive basis, we perform a range of services, including marketing of brands, solicitation of licensees, and other related services. In return for our services we normally charge a certain percentage of the net royalties generated by the brands we represent and manage. For example, in 2003 we introduced the HouseBeautiful brand to May Company department stores; and in 2004 we introduced the Latina brand to a large domestic retailer.

Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 6835 Valjean Avenue, Van Nuys, California 91406, telephone (818) 908-9868. We maintain a website with the address www.thecherokeegroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

We operate on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align us with our licensees who generally also operate and plan using such a fiscal year. As a result, our 2005 fiscal year (“fiscal 2005”) ended January 29, 2005 and included 52 weeks; our 2006 fiscal year (“fiscal 2006”) ended January 28, 2006 and included 52 weeks; and our 2007 fiscal year (“fiscal 2007”) ended February 3, 2007 and included 53 weeks.

As used herein the term “First Quarter” refers to the three months ended April 29, 2006; the term “Second Quarter” refers to the three months ended July 29, 2006; the term “Third Quarter” refers to the three months ended October 28, 2006; and the term “Fourth Quarter” refers to the three months ended February 3, 2007.

Overview of Licensing Business

The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional, wholesome values. We acquired the Sideout brand and related trademarks, which represent a young active lifestyle, in November 1997. See “Sideout Agreement” below. Our primary emphasis for the past ten years has been domestic and international retail direct and wholesale licensing. As of February 3, 2007, we had sixteen continuing license agreements covering both domestic and international markets, seven of which pertained to the Cherokee brand.

Our license agreements are with retailers, wholesalers and global trading companies on an exclusive or non-exclusive basis. Of our sixteen licensing agreements, eleven are retail direct contracts with domestic or international retailers, two are with domestic or international wholesalers, and three are brand representations with contracts with domestic or international retailers. In retail direct licensing, we grant retailers a license to use the trademarks on certain categories of merchandise. Although in some cases we may provide design direction, most of our licensees modify or amplify the designs or create their own designs to suit their seasonal, regional and category needs. In nearly all cases, all products are subject to our pre-approved packaging, graphics and quality control standards. The retailer is responsible for designing and manufacturing the merchandise. We refer to this practice as our “retail direct” licensing strategy. Wholesale licensees manufacture and import various categories of apparel, footwear and accessories under our trademarks and sell the licensed products to retailers. In nearly all cases our retail, wholesale and international license agreements provide us with final approval of pre-agreed upon quality standards, packaging and, in most cases, marketing of licensed products. We have the right to conduct periodic quality control inspections to ensure that the image, quality and packaging of licensed products remain consistent. We plan to continue to solicit new licensees through our executive employees as well as using outside consultants.

Our current business strategy is to maximize the value of our existing and future brands by marketing them in a manner that recognizes the relative market power, in different areas of the world, of the various participants—manufacturer, wholesaler and retailer—in the chain of supply to the ultimate consumer. In the United States, Canada, the United Kingdom and other developed retail markets, market power and accompanying economies of scale are generally held by a few dominant retailers of moderately priced merchandise, and, accordingly, in these countries we have pursued our retail direct licensing strategy. In contrast our strategy in countries such as the United States, Canada, the United Kingdom, and other developed countries with dominant retailers, in selected international markets without dominant retailers we have sought to develop our brands through wholesale licenses with manufacturers or other companies who have market power and economies of scale in their respective markets. Finally, in some countries, we believe that an owner or licensee of one or more well-known U.S. brands may have the opportunity to become a dominant, vertically integrated manufacturer/retailer of branded apparel, footwear and accessories. Accordingly, in those countries we have begun to pursue licensing agreements or strategic alignments whereby our brands can become the basis for such a vertically integrated manufacturer/retailer. These various licensing strategies permit us to operate with minimal working capital, very low capital expenditures (other than those associated with acquiring new brands and related trademarks, maintaining our trademark registrations in certain countries, and modest replacement costs of our fixed assets), no production or manufacturing costs, significantly reduced design, marketing, distribution and other operating expenses, and a relatively small group of core employees.

United States Licensing

Our retail direct licensing strategy is premised on the proposition that in the United States most aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. We believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly designing, sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than through carrying strictly private label goods or branded products from third-party vendors. We also expect that the enhanced profitability to retailers of private label products and in-store brands, coupled with the substantial marketing costs to establish and maintain a widely recognized apparel brand, will continue to increase the desirability to retailers of well-established brands with broad appeal. Our primary strategy in the United States is to capitalize on these trends by licensing our portfolio of brand names directly to retailers, who, working in conjunction with us, develop merchandise for their stores, and to augment that portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

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

The initial term of the Amended Target Agreement commenced on February 1, 1998 and continued through January 31, 2004. However, the Amended Target Agreement provides that if Target Stores remains current in its payments of the minimum guaranteed royalty under the agreement, then the term of the agreement will continue to automatically renew for successive fiscal year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year and Target Stores does not give notice of its intention to terminate the agreement. In each year since 2004 and in February 2007, Target Stores elected to allow the term of the Amended Target Agreement to renew for an additional year. As a result, the term of the Amended Target Agreement currently continues through January 31, 2009 and remains subject to the automatic renewal provisions described above. Target Stores may terminate the Amended Target Agreement effective February 1, 2009 if it gives us written notice of its intent to do so by February 28, 2008, and may terminate at the end of any fiscal year thereafter, if it gives us written notice of its intent to do so during February of the calendar year prior to termination.

Under the Amended Target Agreement, Target Stores has agreed to pay royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Target Stores agreed to pay a minimum guaranteed royalty of $9.0 million for fiscal 2005 and each fiscal year thereafter, if any, that the term of the Amended Target Agreement is extended.

Royalty revenues from our Cherokee brand at Target Stores were $18.4 million during fiscal 2007, $20.2 million during fiscal 2006, and $20.0 million during fiscal 2005, which, due to the growth of our royalty revenues from our international licensees during this period, accounted for 24% (42% if excluding the $33.0 million from the sale of our Mossimo Finder’s Agreement), 47%, and 51%, respectively, of our consolidated revenues during such periods. Royalty revenues in fiscal 2007 from Target Stores were 204% of the guaranteed minimum royalty under the Amended Target Agreement. The termination of the Amended Target Agreement would have a material adverse effect on our United States licensing. See “Risk Factors.”

During fiscal 2007 our only non-exclusive United States retail direct licensing contract for the Sideout brand was with Mervyn’s. Categories of merchandise under license include men’s, women’s and children’s sportswear, accessories, luggage, sports bags and backpacks, skin care products and hats. During fiscal 2007, royalty revenues from Mervyn’s retail sales of Sideout branded products totaled $1.6 million as compared to $2.3 million during fiscal 2006, primarily due to the closing or sale of a number of stores in 2006. The term of our agreement with Mervyn’s was extended in October 2006 and currently continues until January 31, 2010. We continue to actively pursue our retail direct licensing strategy to further develop the Sideout brand in the United States and in certain other countries.

For our Carole Little brands (Carole Little, CLII and Saint Tropez-West), we have a retail direct licensing agreement with TJX Companies. This contract provides us with minimum guaranteed annual royalties during the five-year term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We received royalty revenues from TJX of $1.3 million in fiscal 2007, as compared to $874,000 in fiscal 2006. As of February 3, 2007, we had recovered all of our acquisition costs of $2.7 million from the cumulative royalties received, and began accounting for a 45% share of the royalties above these acquisition costs as an expense to Ms. Carole Little

(StudioCL Corporation) in the fourth quarter of fiscal 2007. This expense of 45% of our royalties from TJX will continue indefinitely. However, on April 11, 2007 we entered into an agreement to repurchase this 45% share of royalties from Studio CL Corporation for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock, payable on or before April 30, 2007 in accordance with the agreement.

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

During fiscal 2007, we received a total of $21.4 million in aggregate royalties from our United States retail direct license agreements, including the Amended Target Agreement and other miscellaneous licensing revenues (excluding revenues from Mossimo), which accounted for 27.8% of our consolidated revenues during such period.

International Licensing

We will continue to seek opportunities in targeted international markets to license our Cherokee and Sideout brands and other brands we own or represent through retail direct, master or wholesale licenses with manufacturers or other companies that have market power and economies of scale in their respective markets.

On August 22, 1997, we entered into an exclusive international retail direct licensing agreement with Zellers Inc., a Canadian retailer that is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise, including women’s, men’s and children’s apparel and footwear, women’s intimate apparel, fashion accessories, home textiles, cosmetics and recreational products. The term of the agreement was for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. Royalty revenues from Zellers totaled $3.7 million in fiscal 2007, $3.1 million in fiscal 2006, and $3.1 million during fiscal 2005. In fiscal 2007 Zellers renewed their agreement for an additional five year period, beginning February 1, 2007 and continuing through January 31, 2012, and certain of the terms were changed to Canadian Dollars. Under the terms of the renewed agreement, Zellers agreed to pay us a minimum guaranteed royalty of CDN $1.5 million per year (equivalent to $1.3 million in US$ at February 3, 2007) over the new five-year term. Zellers has the option to renew this agreement for two additional five year terms beyond the most recent renewal.

In early September 2000, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with France-based Carrefour Group. The term of the agreement expired on

December 31, 2006 and we have been seeking replacement licensees for those territories included in this expired licensing agreement with Carrefour Group.

On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Great Britain’s Tesco Stores Limited. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. Royalty revenues from Tesco totaled $13.9 million in fiscal 2007, $10.6 million in fiscal 2006, and $8.9 million in fiscal 2005. Tesco also has a right to add a number of other countries to the territories covered by the agreement, assuming we have not already entered into exclusive licensing agreements covering such countries, and subject to the existing rights given to other licensees. In January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005 we  added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and in July 2006 Tesco began to sell Cherokee branded products in  Hungary. In addition, in February 2007 we added the territory of China to the Tesco agreement. We currently expect that Tesco will start selling Cherokee branded products in selected Asian territories (which could include some or all of Malaysia, South Korea, Thailand, and China) within the next 12 to 24 months, but cannot provide any assurances that this timeframe will be met. The initial term of the Tesco agreement had an expiration date of January 31, 2005, but as a result of Tesco quickly reaching the retail sales thresholds during fiscal 2005, this agreement was automatically extended for an additional three years to January 31, 2008, and again during fiscal 2007 for another three years to January 31, 2011.

In January 2004, Cherokee entered into a wholesale license agreement for the Cherokee brand in Mexico with Grupo Aviara S.A., and Cherokee-branded products began to be sold through certain retailers in Mexico beginning in October 2004. Royalty revenues from this agreement totaled $217,000 in fiscal 2005, $296,000 in fiscal 2006, and $235,000 in fiscal 2007. As of January 1, 2007, in order to increase the retail sales volume and efficiencies pertaining to the Mexican market for Cherokee branded goods, we terminated our contract with Grupo Aviara S.A. concurrent with signing a retail direct contract with the Mexican retailer, Comercial Mexicana, and we are cautiously optimistic that our royalty revenues from Mexico will continue to grow.

As of February 3, 2007 we had six international license agreements for the Cherokee brand (Tesco, Zellers, Comercial Mexicana, Pick ‘N Pay, GLS—Al Hokair, and Falabella). We expect to continue to solicit additional licensees for the Cherokee brand in Asia, Europe and South America, subject to Tesco’s rights and other licensee’s rights under their respective agreements.

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

During fiscal 2007, we received $18.4 million in aggregate royalties from our international license agreements, which accounted for 24.0% of our consolidated revenues during such period.

Other Businesses and Brand Opportunities

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity. For example, in December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All That Jazz and Molly Malloy for an aggregate purchase price of $2.7 million.

Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands. In addition, on January 1, 2007 we entered into a licensing agreement with M.J. Fashions LLC for our All That Jazz brand. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West), then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We received royalty revenues from TJX of $1.3 million in fiscal 2007, as compared to $874,000 in fiscal 2006. As of February 3, 2007, we had recovered all of our acquisition costs of $2.7 million from the cumulative royalties received, and began accounting for a 45% share of the royalties above these acquisition costs as an expense to Ms. Carole Little (StudioCL Corporation) in the fourth quarter of fiscal 2007. This expense of 45% of our royalties from TJX will continue indefinitely. However, on April 11, 2007 we entered into an agreement to repurchase this 45% share of royalties from Studio CL Corporation for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock, payable on or before April 30, 2007 in accordance with the agreement.

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

For example, during fiscal 2001 we assisted Mossimo in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provided that we would receive a fixed percentage of all monies paid to Mossimo by Target Stores (the “Mossimo Finders Agreement”). Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty, beginning in 2001, of approximately $27.8 million over the initial three-year term of the agreement. Mossimo’s agreement with Target Stores is subject to early termination under certain circumstances. In February 2005, the agreement between Mossimo and Target was renewed until January 31, 2008, and in April 2006 Mossimo announced that the agreement between Mossimo and Target had been renewed until January 31, 2010, but this agreement continues to contain early termination provisions.  During our fourth quarter ended February 3, 2007 we terminated the Mossimo Finders Agreement in exchange for payment of a termination fee of $33.0 million (plus $900,000 in back royalties due to the Company from Mossimo for the First Quarter) in accordance with the terms of the Termination and Settlement Agreement (the “Termination Agreement”) between the Company and Iconix Brand Group, Inc. (“Iconix”) entered into as of April 27, 2006 in connection with Iconix’s acquisition of Mossimo.

In fiscal 2003 we assisted House Beautiful in locating May Company Department Stores as a licensee of the House Beautiful brand. In addition, during fiscal 2005 we assisted the brand Latina in locating a domestic retailer as a licensee of the Latina brand. We typically work on several select brand representation opportunities during each fiscal year.

As a result of a change in strategy due to the Federated Companies recently closed acquisition of May Company Stores, the HouseBeautiful brand licensing agreement with May Company Stores was recently amended such that during fiscal 2007 May Company will likely no longer sell HouseBeautiful branded products. As a result of such amendment Cherokee received a one-time payment of over $1.1 million in January 2006.

During fiscal 2007 we reported revenues from Mossimo of $36.3 million, which included the $33.0 million one-time termination payment, as compared to $3.2 million in fiscal 2006 and $2.4 million in fiscal 2005.

During fiscal 2007, we recognized $36.8 million in aggregate royalties (which includes the $33.0 million termination payment pertaining to the Mossimo finder’s agreement) from other business opportunities such as brand representation agreements, which accounted for 48.1% of our consolidated revenues during such period.

Sideout Acquisition Agreement

On November 7, 1997, we entered into an Agreement of Purchase and Sale of Trademarks and Licenses (the “Sideout Agreement”) with Sideout Sport Inc., pursuant to which we agreed to purchase all of Sideout Sport Inc.’s trademarks, copyrights, trade secrets and associated license agreements. Steven Ascher, a former Executive Vice President who left the Company in November of 2003, beneficially owns 37.2% of Sideout Sport Inc. and Mr. Ascher’s father and father-in-law beneficially own 8.9% and 5.0%, respectively, of Sideout Sport Inc. The trademarks acquired from Sideout Sport Inc. include, among others, Sideout® and Sideout Sport®. Pursuant to the Sideout Agreement, we paid $1.5 million at the closing of the acquisition and agreed to pay an additional $500,000 upon release of liens on the assets that were purchased. Most of the liens have since been released and $495,000 of the $500,000 holdback was paid. Under the terms of the Sideout Agreement, we also paid Sideout Sport Inc., on a quarterly basis, contingent payments of 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout trademarks. During fiscal 2005 we made payments of $163,000 under the Sideout Agreement, and since January 1999 we have paid in total over $4.8 million in contingent payments under the Sideout Agreement. The obligation to make contingent payments to Sideout Sport Inc. expired on  October 22, 2004 and we have no further obligation to pay royalties or license fees to Sideout Sport Inc. We made our last payment due under this agreement in our third quarter ended October 30, 2004.

Trademarks

We and our wholly-owned subsidiary Spell C hold various trademarks including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CL II®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We intend to renew these registrations as appropriate prior to expiration. We also hold trademark applications for Cherokee, Sideout and Sideout Sport, Carole Little, CLII, Saint Tropez-West, Chorus Line, All That Jazz and Molly Malloy in numerous countries. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally. See “Risk Factors.”

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

Internationally, we intend to continue to seek to develop our principal brands through license agreements and strategic alliances with manufacturers or other companies who have market power and economies of scale in their respective markets. We are also seeking to assist other companies in identifying licensees for their brands. We will continue to market our brands and solicit new licensees through a relatively small number of executive employees and may retain the services of outside consultants from time to time to assist us in this effort.

Competition

Royalties paid to us under our licensing agreements are generally based on a percentage of the licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group Inc., and VF Corp. and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Companies such as Iconix Brand Group, and Martha Steward Living Omnimedia Inc. have entered into, and other companies owning established trademarks could also enter into, similar arrangements with retailers. See “Risk Factors.”

Employees

As of February 3, 2007, we employed eighteen persons. None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees of the Company.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include  Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group Inc., and VF Corp. and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours. Further, there are numerous risk factors that apply to the businesses of retailers that can affect their level of sales of products that carry our brands. Any decline in sales by our licensees can adversely affect our revenues. Factors that may adversely affect retailers include the following:

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

Our business is largely dependent on Royalties from two licensees, Target Stores and Tesco, which accounted for 42% and 32%, respectively of our consolidated licensing revenues in fiscal 2007 (excluding the one-time $33.0 million in revenues from our sale of the Mossimo Finder’s Agreement).

During fiscal 2007, 42% of our licensing revenues were generated from Target Stores, a division of Target Corp., and 32% of our licensing revenues were generated from Tesco. See “Business—United States Licensing.”  The future termination of either of these license agreements would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner. The term of the Amended Target Agreement currently extends until January 31, 2009 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater then $9.0 million for the preceding fiscal year. If Target Stores elects to terminate the agreement, effective after January 31, 2009 or at any other time, it would have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores. Nonetheless, we could suffer substantially decreased royalty revenues and cash flow under the Amended Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties required under such agreement. Similarly, our licensing agreement with Tesco, which covers numerous countries, currently extends until January 31, 2011, and the termination of this licensing agreement at any time, would negatively impact our royalty revenues and cash flow. Together, these two licensees accounted for 74% of our consolidated licensing revenues in fiscal 2007 (excluding the one-time $33.0 million in revenues from our sale of the Mossimo Finder’s Agreement).

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

Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Chairman and Chief Executive Officer; Howard Siegel, our President; Sandi Stuart, our Executive Vice President, and Russell J. Riopelle, our Chief Financial Officer. Mr. Margolis was initially the primary person responsible for conceiving and implementing our overall business and marketing strategy, and the other executives are currently responsible for executing our strategy. Mr. Margolis has served as Chairman and Chief Executive Officer since May 1995. As of March 30, 2007, Mr. Margolis was the beneficial owner of approximately 12.2% of our outstanding common stock. We have a limited number of employees and Mr. Margolis’ and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. While Mr. Margolis’ services are provided pursuant to a management agreement with us, the other executives do not have management agreements. Furthermore, Mr. Margolis’s agreement does not ensure Mr. Margolis’ continued services. The loss of the services of Mr. Margolis or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

The management agreement with our Chief Executive Officer contains provisions that provide for a substantial cash payment to our Chief Executive Officer upon our breach or termination of the management agreement.

Mr. Margolis’ services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement. The current term of the management agreement ends February 1, 2010; however, the term may be extended indefinitely for additional one-year terms so long as we meet certain pre-tax earnings thresholds. If we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination plus the amount of the previous year’s performance bonus under the management agreement. Mr. Margolis’ annual base compensation in fiscal 2007 was $737,000 and his performance bonus for fiscal 2007 was approximately $8.0 million. Based on the amounts paid for fiscal 2007, the lump sum payment owed upon such a termination would be approximately $26.2 million.

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

At the time such payment is due, we may not have sufficient cash to make the lump sum payment to Mr. Margolis, and becoming obligated to make such payment would have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. Under certain circumstances, the obligation to make such lump sum payment to Mr. Margolis could be triggered if a third party were to acquire us, which would increase such third party’s acquisition costs, but would also each year thereafter reduce our annual operating expenses due to the elimination of annual bonus payments to Mr. Margolis pursuant to the management agreement.

We may not pay dividends regularly in the future.

Although we have paid dividends during each quarter of fiscal 2007, fiscal 2006 and fiscal 2005, and during the first quarter of fiscal 2008, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.

Item 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.   PROPERTIES

We lease a 14,700 square foot office facility in Van Nuys, California. On February 19, 2004, we exercised our remaining option and extended the term of the lease from August 1, 2004 through July 31, 2007. We have three three-year options to extend the lease, and in February 2007 we exercised the first of these options, thereby extending the lease term through July 31, 2010. The monthly rent is currently $9,551. During fiscal 2006 we completed construction and added eight additional office areas to our existing office space. Our Van Nuys office is well maintained, adequate and suitable for our purposes.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our holders of common stock during the fourth quarter of fiscal 2007.

Executive Officers of the Registrant

The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Robert Margolis, 59 Director, Chairman of the Board of Directors and Chief Executive Officer

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

Howard Siegel, 52 President—Operations

Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and administration and became President of Operations on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a Senior Executive for both Federated Department stores and Carter Hawley Hale Broadway stores.

Russell J. Riopelle, 43 Chief Financial Officer

Mr. Riopelle joined us in mid-February 2004. From August 2002 to mid-February 2004 Mr. Riopelle was an investment banker with RSM EquiCo, a division of H& R Block, Inc. From February 2002 to July 2002 Mr. Riopelle was Chief Financial Officer for Dorchester Capital Advisors, a hedge fund. From May 2000 to November 2001 Mr. Riopelle was a Vice President with Bank of America Securities. From August 1996 through April 2000 Mr. Riopelle was a Vice President in the investment banking division of U.S. Bancorp Libra (now known as Libra Securities, LLC).

Sandi Stuart, 55 Executive Vice President, Brand Development

Ms. Stuart joined us in June 2001 as Executive Vice President of Brand Development. Prior to June 2001 Ms. Stuart spent 24 years at Bugle Boy Industries, where she was Regional Sales Manager from 1977 until 1985. She was Senior Executive, Vice President of Sales from 1985 until 2001, where her responsibilities involved her in everything from design to production to sales and sales management.

Larry Sass, 45 Senior Vice President

Mr. Sass joined us in June 2000 as Vice President of Business Development. Prior to June 2000 Mr. Sass spent 12 years in the apparel and home furnishings industries at Guess and Carole Little, where he was National Sales Director and Senior Vice President responsible for national and international sales and retail marketing and licensing. Mr. Sass currently focuses on new business and international licensing.

Mark Nawrocki, 39 Vice President Marketing

Mr. Nawrocki joined us in April 2005 as Vice President of Marketing. Prior to joining the Company. Mr. Nawrocki spent time as a Marketing Director at Mervyn’s, and prior to that spent seven years in Marketing for Target Corp. Prior to working for Target, Mr. Nawrocki worked for Universal Studios within licensing promotions, and over five years with a major soft drink manufacturer.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Select Market under the trading symbol “CHKE”. The table below sets forth for each of the fiscal quarters during our last two fiscal years the range of the high and low sale prices for our common stock and the cash dividends paid per share, if any.

	High	Low	Dividends Paid
Fiscal 2006
Quarter ended April 30, 2005	37.34	32.56	0.50
Quarter ended July 30, 2005	36.13	32.40	0.50
Quarter ended October 29, 2005	35.76	32.15	0.55
Quarter ended January 28, 2006	39.49	33.47	0.60
Fiscal 2007
Quarter ended April 29, 2006	42.39	38.08	0.60
Quarter ended July 29, 2006	41.82	36.10	0.60
Quarter ended October 28, 2006	39.47	33.74	0.60
Quarter ended February 3, 2007	46.00	39.04	0.75

On April 10, 2007, the latest sale price for our common stock, reported on the Nasdaq Global Select Market System, was $43.38 per share. As of February 16, 2007, the approximate number of stockholders of record of our common stock was 109. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or approximately 11.5% of our then outstanding common stock. Pursuant to this directive, since July 22, 1999, we have used cash of $5.5 million to repurchase and retire 607,800 shares of our common stock. During fiscal 2005 our Board of Directors authorized and approved the extension of the expiration date of our stock repurchase program from July 31, 2004 to January 31, 2006, and more recently to January 31, 2008, and increased the number of shares which could currently be repurchased to a total of 800,000. During fiscal 2005, fiscal 2006 and fiscal 2007 we did not repurchase any shares of our common stock. Repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

On January 30, 2007, our Board of Directors declared a $0.75 per common share dividend which was paid on March 15, 2007 to shareholders of record as of March 1, 2007. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee’s Board of Directors.

Common Stock Performance

Due to the nature of our business as a licensor of our Cherokee, Sideout and Carole Little brands to retailers and wholesalers, which in turn put those brands on various products including but not limited to footwear, apparel, accessories, watches, eyewear, home textile products and sporting goods, we do not believe that a comparable peer group of publicly-traded licensing companies exists; hence, we compared the return on investment in our stock to the S&P 100-LTD and NASDAQ INDEX COMPOSITE.

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ INDEX COMPOSITE and the S&P 100-LTD for the period commencing February 1, 2002 and ending on February 3, 2007. The data set forth below assumes the value of an investment in our common stock and each Index was $100 on February 1, 2002. The data set forth below also assumes the reinvestment of all dividends.

Comparison of Total Return
Since February 1, 2002
AMONG CHEROKEE INC., THE NASDAQ COMPOSITE AND THE S&P 100-LTD

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cherokee Inc., The NASDAQ Composite Index
And The S&P 100 Index

*$100 invested on 2/1/02 in stock or on 1/31/02 in index-including reinvestment of dividends.
Index calculated on month-end basis.

	FY 2002 2/1/2002	FY 2003 1/31/2003	FY 2004 1/30/2004	FY 2005 1/28/2005	FY 2006 1/27/2006	FY 2007 2/03/2007
Cherokee Inc.	100.00	108.21	146.94	260.35	327.35	390.63
NASDAQ Composite Index	100.00	67.88	105.70	106.89	121.35	130.43
S&P 100 Stock Index	100.00	77.57	102.50	105.80	113.19	132.93

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

	Year Ended February 3, 2007	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net revenues	$76,627	$42,732	$38,928	$36,312	$33,143
Selling, general and administrative expenses	18,405	11,709	10,735	11,118	9,281
Amortization of trademarks	1,143	1,125	1,025	991	667
Operating income	57,079	29,898	27,168	24,203	23,195
Interest expense	—	22	22	693	1,335
Investment and interest income	(951)	(474)	(774)	(491)	(245)
Income before income taxes	58,030	30,350	27,920	24,001	22,105
Income tax expense	23,239	12,073	10,754	9,840	9,087
Net income	$34,791	$18,277	$17,166	$14,161	$13,018
Basic earnings per share	$3.95	$2.09	$1.98	$1.70	$1.58
Diluted earnings per share	$3.93	$2.07	$1.97	$1.68	$1.54
Cash dividends paid per share	$2.55	$2.15	$2.22	$.38	$—

	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003
Balance Sheet Data:
Working capital	$27,663	$13,420	$11,442	$15,701	$1,619
Total assets	62,302	33,466	31,193	34,627	29,063
Long-term debt, net of current maturities	—	—	—	—	2,141
Stockholders’ equity	36,135	22,987	22,023	27,158	11,767

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

In November 1997, we reaffirmed our strategic relationship with Target Stores, a division of Target Corp., by entering into the Amended Target Agreement, which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. See “Item 1. Business—United States Licensing.” Under the Amended Target Agreement, Target Stores will pay a royalty each fiscal year during the term of the agreement based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise. In any event, Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million for fiscal 2005 and each fiscal year thereafter, if any, that the term of Amended

Target Agreement is extended. In February 2007, Target Stores elected to allow the term of the Amended Target Agreement to be renewed for one additional year. As a result, the term of the Amended Target Agreement currently continues until January 31, 2009 and remains subject to the automatic renewal provisions. Under the Amended Target Agreement, in most cases, we must receive Target Stores’ consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the agreement. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand in several international markets through retail direct or wholesale licenses with manufacturers or other companies that have market power and economies of scale in those respective markets.

Target Stores currently has approximately 1,500 stores in the United States and has publicly announced that it expects to open additional stores in the next twelve months. We hope that these additional stores will result in an increase in the overall sales volume of Cherokee branded products sold by Target Stores; however, there can be no assurance that overall sales volume will increase. Sales of Cherokee branded products at Target Stores decreased in fiscal 2007 by 14% to $1.57 billion from the $1.8 billion reported in fiscal 2006, which we attribute to changes in the mix and placement of Cherokee branded products within Target Stores, and the seasonal displacement of the Cherokee brand on certain product categories during fiscal 2007. Target Stores pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. The Amended Target Agreement, however, is structured to provide royalty rate reductions for Target Stores after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. In fiscal 2007 Target Stores reached the maximum royalty rate reduction in the third quarter. We believe that for fiscal 2008 our royalty revenues from Target Stores will continue to be similar to or greater than that achieved in fiscal 2007, and we are not able to predict how this trend may specifically impact our quarterly revenues. However, given our contractual royalty rate reductions as certain sales volume thresholds are achieved, in terms of future royalty revenues that we expect to receive from Target, we expect that our first quarter will continue to be our largest quarter; our second quarter to be our next largest quarter, and our third and fourth quarters to be our smallest quarters.

As part of a recapitalization that occurred in September 1997, we sold to Spell C, our wholly owned subsidiary, all of our rights to the Cherokee brand and related trademarks in the United States and assigned to Spell C all of our rights in the Amended Target Agreement in exchange for the proceeds from the sale of the Secured Notes (as defined below). See “Item 1. Business—Recapitalization; Sale of Cherokee Trademarks to Spell C; Issuance of Secured Notes.” On December 23, 1997, Spell C issued in exchange for gross proceeds of $47.9 million, privately placed Zero Coupon Secured Notes (the “Secured Notes”), yielding 7.0% interest per annum and maturing on February 20, 2004. The proceeds from the sale of the Secured Notes were used to pay a special dividend to Cherokee stockholders. The Secured Notes subsequently have been paid in full out of royalties received under the Amended Target Agreement, with the final payment of principal and interest having been made on February 20, 2004. During fiscal 2005, of the $20.0 million in royalty revenues from Target Stores, $2.6 million was paid to the holders of the Secured Notes, and the remainder of the royalty revenues were distributed to us. Spell C will continue to receive all royalties paid under the Amended Target Agreement but we expect all such royalties will be distributed to us.

Target Stores commenced the initial sales of Cherokee branded merchandise in July 1996. Royalty revenues from our Cherokee brand at Target Stores were $20.0 million during fiscal 2005, $20.2 million during fiscal 2006, and $18.4 million in fiscal 2007, which accounted for 51%, 47%, and 24%, respectively, of our consolidated revenues during such periods. While all royalties paid under the Amended Target Agreement appear in our consolidated financial statements, since the issuance of the Secured Notes in 1998 until their maturity on February 20, 2004, a large percentage of such royalties were distributed to the holders of the Secured Notes. During fiscal 2005, of the $20.0 million in royalty revenues received from

Target Stores, $2.6 million was paid to the holders of the Secured Notes. This $2.6 million was the final payment due to the holders of the Secured Notes, and the Secured Notes were retired on February 20, 2004. The revenues generated from all other licensing agreements during fiscal 2005 were $18.9 million, during fiscal 2006 were $22.5 million, and during fiscal 2007 were $58.2 million, which accounted for 49%, 53% and 76%, respectively, of our revenues during such periods.

During the fourth quarter of fiscal 2007, total retail sales of merchandise bearing the Cherokee brand totaled $664 million versus $744 million in total retail sales for the fourth quarter of fiscal 2006. For fiscal 2007, total retail sales of merchandise bearing the Cherokee brand topped $2.5 billion, which approximated the more than $2.5 billion in total retail sales reported for fiscal 2006. The estimated total retail sales of Cherokee branded merchandise of approximately $664 million for the fourth quarter of fiscal 2007 and over $2.5 billion for fiscal 2007 does not include any retail sales totals from Mexico, as our licensee in Mexico for fiscal 2007 is not required to report gross retail sales.

Target Stores’ sales of Cherokee branded products during the fourth quarter of fiscal 2007 totaled $410 million compared to $528 million for the fourth quarter of fiscal 2006. As a consequence, our royalty revenues from Target Stores for the fourth quarter of fiscal 2007 were lower than the royalty revenues reported in the fourth quarter of fiscal 2006. Target Stores pays us royalties based on a percentage of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise. Target Stores has agreed to pay a minimum guaranteed royalty of $9.0 million per year for each fiscal year that the term of the Amended Target Agreement is extended.

Tesco’s sales of merchandise bearing the Cherokee brand, which for fiscal 2007 included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland and Hungary, totaled $206 million in our fourth quarter of fiscal 2007, as compared to $158 million for the fourth quarter of fiscal 2006 (which included just the United Kingdom and Ireland—the only two territories in which Tesco sold Cherokee branded products during fiscal 2006). For fiscal 2007, Tesco’s sales of Cherokee branded merchandise totaled $778 million as compared to $569 million in fiscal 2006. Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia in March 2006, and in Hungary in July 2006. We currently expect that Tesco will start selling Cherokee branded products in certain Asian territories, including Malaysia, South Korea, Thailand, and China, within the next 12 to 24 months, but cannot provide any assurances that this timeframe will be met.

Zeller’s sales of merchandise bearing the Cherokee brand were approximately $45.4 million during the fourth quarter of fiscal 2007 compared to $50.4 million for the fourth quarter of fiscal 2006. For fiscal 2007, Zeller’s sales of Cherokee branded merchandise totaled $151 million as compared to $133 million in fiscal 2006.

In November 1997, we purchased the Sideout brand and related trademarks from Sideout Sport, Inc. for approximately $2.0 million and a portion of the future royalties generated by the Sideout brand. Under the terms of the Sideout Agreement, we agreed to pay Sideout Sport Inc. on a quarterly basis, 40% of the first $10.0 million, 10% of the next $5.0 million and 5% of the next $20.0 million, of royalties and license fees received by us through licensing of the Sideout brand and related trademarks. During fiscal 2005, we made additional contingent payments of $0.2 million under the Sideout Agreement, with the last payment under this agreement being made in fiscal 2005 and have no further obligation to make additional payments. Since January 1999, we have paid, in total, approximately $4.8 million in contingent payments under the Sideout Agreement. The Sideout brand generated licensing revenues from existing contracts of approximately $1.7 million in fiscal 2007, which was a decrease from the $2.4 million reported during fiscal 2006. During fiscal 2007 licensing revenues from the Sideout brand accounted for approximately 2.2% of our revenues during such period. See “Item 1. Business Sideout Agreement.”

During the fourth quarter of fiscal 2007, retail sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $13.8 million in comparison to $22.9 million for the fourth quarter of fiscal 2006. For fiscal 2007, Mervyn’s sales of Sideout branded merchandise totaled $54.7 million as compared to $84.6 million in fiscal 2006.

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc., which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All That Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands. The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West) then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We received royalty revenues from TJX of $1.3 million in fiscal 2007, as compared to $874,000 in fiscal 2006. As of February 3, 2007, we had recovered all of our acquisition costs of $2.7 million from the cumulative royalties received from the Carole Little brands, and began accounting for a 45% share of the royalties above these acquisition costs as an expense to Ms. Carole Little (StudioCL Corporation) in the fourth quarter of fiscal 2007. This expense of 45% of our royalties from TJX will continue indefinitely. However, on April 11, 2007 we entered into an agreement to repurchase this 45% share of royalties from Studio CL Corporation for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock, payable on or before April 30, 2007 in accordance with the agreement.

TJX’s sales of merchandise bearing the Carole Little and St. Tropez-West brands were approximately $12.6 million during the fourth quarter of fiscal 2007 compared to $13.7 million for the fourth quarter of fiscal 2006. For fiscal 2007, TJX’s sales of Carole Little and St. Tropez-West branded merchandise totaled $98.5 million as compared to $67.0 million in fiscal 2006.

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

In addition to licensing our own brands, we assist other companies in identifying licensees for their brands. For example, during fiscal 2001 we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo, which provided that we would receive a fixed percentage of all monies paid to Mossimo by Target Stores. Under Mossimo’s agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty. In February 2005, the agreement between Mossimo and Target was renewed until January 31, 2008, but continues to contain early termination provisions. In fiscal 2007 we terminated our Mossimo Finder’s Agreement in return for a $33.0 million payment, and after fiscal 2007 we will no longer report any royalties from Mossimo. We also have provided our brand representation services for other brands, including HouseBeautiful and Latina.

As of November 29, 1999, we and The Newstar Group, d/b/a The Wilstar Group (“Wilstar”) entered into a Second Revised and Restated Management Agreement which revised and restated the terms under which Wilstar agreed to continue to provide us with the executive management services of our Chief Executive Officer Robert Margolis. Mr. Margolis is currently the sole stockholder of Wilstar. On January 3, 2001, Wilstar assigned the management agreement to Mr. Margolis. Pursuant to the terms of the management agreement, Mr. Margolis is to receive a base salary which is subject to annual cost of living increases. During fiscal 2007 Mr. Margolis’ base salary totaled $737,000. Mr. Margolis is also eligible for annual performance bonuses.

The management agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2007 we accrued a bonus of $8.0 million for Mr. Margolis, and if our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. However, the $8.0 million bonus paid to Mr. Margolis during fiscal 2007 increased by approximately $4.3 million as a result of the non-recurring revenues of $33.0 pertaining to the termination of our Mossimo Finder’s Agreement, and the resulting large increase to our EBITDA in fiscal 2007.

In 1997, our Board changed our fiscal year end to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align us with our retailer licensees who generally also operate and plan using such a fiscal year. Prior to this change our fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest May 31. As a result, our fiscal 2005 ended January 29, 2005 and included 52 weeks; our fiscal 2006 ended January 28, 2006 and included 52 weeks; and our fiscal 2007 ended February 3, 2007 and included 53 weeks.

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

Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

•       Revenue Recognition Policy.   Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectibility is reasonably assured. At February 3, 2007, there was no allowance for doubtful accounts.

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

•       Impairment of Long-Lived Assets.   We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, which generally requires management to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

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

•       Stock Options.   On January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. Prior to January 28, 2006, the Company accounted for its fixed stock options using the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no stock option expense was recorded in periods prior to January 28, 2006.

The adoption of SFAS 123(R), applying the modified prospective method, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions under the original  SFAS 123. Accordingly, prior years amounts have not been restated. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the awards service period.

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

Our consolidated financial statements for fiscal 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal 2007 was $705,000.

Results of Operations

The following table sets forth for the periods indicated certain of our consolidated financial data.

	Year Ended February 3, 2007	Year Ended January 28, 2006	Year Ended January 29, 2005
Royalty revenues	$76,627,000	$42,732,000	$38,928,000
Selling, general, administrative and amortization expenses	19,548,000	12,834,000	11,760,000
Operating income	57,079,000	29,898,000	27,168,000
Interest income (expense) and other income, net	951,000	452,000	752,000
Income tax provision	23,239,000	12,073,000	10,754,000
Net income	$34,791,000	$18,277,000	$17,166,000

Fiscal 2007 compared to Fiscal 2006

In fiscal 2007, our revenues increased 79% to $76.6 million from $42.7 million in fiscal 2006. The large increase in fiscal 2007 was primarily due to the $33.0 million in revenues received in the fourth quarter from the sale of the Mossimo Finder’s Agreement. Revenues for fiscal 2007 and fiscal 2006 were generated from licensing our trademarks to retailers and wholesalers, from our share of licensing revenues from brand representation licensing agreements with other brand owners, and, in fiscal 2007, from the termination of the Mossimo Finder’s Agreement.

Revenues from our Cherokee brand at Target Stores for fiscal 2007 and fiscal 2006 were $18.4 million or 24% of revenues and $20.2 million or 47% of revenues, respectively. Revenues from all other sources for fiscal 2007 and fiscal 2006 were $58.2 million or 76% of revenues and $22.5 million or 53% of revenues, respectively.

Our international licensing revenues were $18.4 million in fiscal 2007 compared to $14.7 million in fiscal 2006. Revenue from Tesco (U.K. and Ireland in fiscal 2006; fiscal 2007 also included Poland, Czech Republic, Slovakia, and approximately 6 months from Hungary) totaled $13.9 million in fiscal 2007 as compared to $10.6 million in fiscal 2006, and much of this growth was from the addition of the new territories in Central Europe during fiscal 2007, although all territories reported growth in retail sales and royalties. Royalties from Zellers totaled $3.7 million in fiscal 2007 as compared to $3.1 million in fiscal 2006. Other international royalty revenues in fiscal 2007 totaled $0.8 million as compared to $1.0 million in fiscal 2006.

In fiscal 2007, our total revenues from Mossimo were $36.3 million, of which $33.0 million was due to the termination of our Mossimo Finder’s Agreement, as compared to $3.2 million in royalties for fiscal 2006 and $2.4 million in fiscal 2005. As a result of the termination of our Mossimo Finder’s Agreement, we will not earn future royalties from Mossimo. During fiscal 2007 we received other royalties of $620,000, which included final royalties of $476,000 in connection with the Latina brand. In comparison, in fiscal 2006 we received other royalties of $1.3 million, which included a one-time payment of over $1.1 million in royalties pertaining to the HouseBeautiful licensing agreement, which has effectively been discontinued.

In fiscal 2007, Mervyn’s revenues declined for the Sideout brand and Mervyn’s paid royalties of approximately $1.6 million in fiscal 2007 compared to $2.3 million in fiscal 2006. We believe a significant portion of this decline was due to store closings which occurred during 2006.

We believe that our future revenues from Target may be above or similar to those reported in fiscal 2007, but we do not have direct oversight or involvement in the manufacturing, marketing or sales of the ultimate branded product, and hence do not have the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. We are unsure how our future revenues from Zeller’s will trend, as they were recently taken private in a leveraged buyout, and there could be changes in strategy or future store closings which could negatively effect the sales of Cherokee branded products. The licensing contract with Zeller’s was recently renewed, and currently runs through January 31, 2012. We are also unsure how our future revenues from Mervyn’s will trend, but they may continue to trend down or flat (Mervyn’s closed or sold a number of their stores during 2006). The licensing contract with Mervyn’s was recently renewed, and currently runs through January 31, 2010. Based on Tesco’s growth in sales of Cherokee branded products in the fiscal 2006 and Tesco’s expressed interest in continuing to promote the Cherokee brand in several new territories, we believe that our future revenues from Tesco will continue to grow.

Our revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $7.2 million and $9.5 million at the end of fiscal 2007 and fiscal 2006, respectively, included an accrual for royalty revenues earned during the fourth quarters of fiscal 2007 and fiscal 2006 and these revenues were subsequently received in the following quarter.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Zellers increases when the dollar weakens against such foreign currencies (the British Pound and the Canadian Dollar). Conversely, any strengthening of the U.S. dollar against such licensee’s foreign currency results in lower royalty revenues from such licensee. For example, the royalty revenues from Tesco UK for Fiscal 2007 reflect a 4.9% favorable change in the weighted average exchange rate for fiscal 2007 as compared to the weighted average exchange rate used in fiscal 2006. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues from our international licensees.

Selling, general and administrative expenses including amortization of trademarks for fiscal 2007 were $19.5 million or 25.5% of revenues compared to $12.8 million or 30.0% of revenues for fiscal 2006, and were primarily higher (in dollar terms) due to approximately $5.0 million of one-time bonus and deal expenses associated with our termination of the Mossimo Finder’s Agreement, for which we received $33.0 million in additional revenues. Selling, general and administrative expenses in fiscal 2007 were above that of fiscal 2006, and included the following changes: (i) total bonus expenses increased to $8.5 million in fiscal 2007 from $4.6 million in fiscal 2006; (ii) we incurred one-time deal-related expenses of approximately $717,000 in relation to the termination of the Mossimo Finder’s Agreement; (iii) we incurred an increase in our total payroll salaries of approximately $184,000 as compared to payroll expenses incurred in fiscal 2006; (iv) we incurred an increase in travel and entertainment expenses in pursuit of our world branding of Cherokee, and these totaled $0.9 million in fiscal 2007 as compared to $0.5 million in fiscal 2006; and (v) total marketing expenses were $1.1 million in fiscal 2007, as compared to $857,000 in fiscal 2006. The majority of the marketing expenses are paid by us to certain of our largest licensees to help them build our Cherokee brand in their respective territories. Also, in compliance with our adoption of SFAS 123 (R) during fiscal 2007, we recognized $705,000 of expense associated with stock option compensation, as compared to zero for fiscal 2006. The amount of bonus expense in fiscal 2007 is higher than normal due to the large increase in our EBITDA for fiscal 2007 as a result of the $33.0 million we received from the termination of the Mossimo Finder’s Agreement, and the application of the formulaic calculation of the contractual bonus due to our CEO and Chairman.

Our interest expense totaled zero in fiscal 2007 and $22,000 in fiscal 2006, and was attributable to the amortization of costs incurred in establishing a new bank credit facility during fiscal 2005. We let this facility expire during fiscal 2006.

Our investment, interest and other income for fiscal 2007 was $951,000 as compared to $474,000 for fiscal 2006. The increase in investment and interest income in fiscal 2007 is due to the higher cash balances in the fourth quarter of fiscal 2007 as a result of the receipt of the $33.0 million from the termination of the Mossimo Finder’s Agreement, and also higher interest rates earned on our cash balances during fiscal 2007.

For fiscal 2007, we recorded for generally accepted accounting principles a tax provision of $23.2 million, compared to $12.1 million for fiscal 2006. Our effective tax rate was 40.0% for fiscal 2007 and 39.8% for fiscal 2006.

Our net income for fiscal 2007 was $34.8 million, or $3.93 per diluted share, as compared to a net income of $18.3 million or $2.07 per diluted share for fiscal 2006.

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

We believe that our future revenues from Target and Zeller’s will remain relatively similar to those reported in fiscal 2007, but we do not have direct oversight or involvement in the manufacturing, marketing or sales of the ultimate branded product, and hence do not have the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. We are unsure how our future revenues from Mervyn’s will trend, but they may continue to trend down or flat (Mervyn’s closed or sold a number of their stores during 2006). The licensing contract with Mervyn’s was recently renewed, and currently runs through January 31, 2010. Based on Tesco’s growth in sales of Cherokee branded products in the fiscal 2006 and Tesco’s expressed interest in continuing to promote the Cherokee brand in several new territories, we believe that our future revenues from Tesco will continue to grow.

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

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro). Conversely, any strengthening of the U.S. dollar against such licensee’s foreign currency results in lower royalty revenues from such licensee. For example, the royalty revenues from Tesco UK for fiscal 2006 reflect a -2.3% unfavorable change in the weighted average exchange rate for fiscal 2006 as compared to the weighted average exchange rate used in fiscal 2005. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues from our international licensees.

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

Our effective tax rate was 39.8% for fiscal 2006 and 38.5% for fiscal 2005. The lower effective tax rate in fiscal 2005 was primarily due to us obtaining approval from the California Franchise Tax Board for classification as a franchisor for state franchise tax reporting purposes. This characterization allowed certain income to be excluded from California state income tax. This change had two effects on the effective tax rate in fiscal 2005: (i) we received refunds of approximately $367,000 for previously paid taxes for the years that were “open” under the statute of limitations, which amount was partially offset by federal income tax due on the state tax refunds; and (ii) the tax provision for fiscal 2004 tax returns and fiscal 2005 tax was computed to conform to the new tax reporting method.

Our net income for fiscal 2006 was $18.3 million, or $2.07 per diluted share, as compared to a net income of $17.2 million or $1.97 per diluted share for fiscal 2005.

Liquidity and Capital Resources

Cash Flows.   On February 3, 2007 we had cash and cash equivalents of $44.6 million. On January 28, 2006 we had cash and cash equivalents of $11.9 million. The increase in cash and cash equivalents of $32.7 million during fiscal 2007 was primarily the result of the receipt of $33.0 million from the termination of the Mossimo Finder’s Agreement and the resulting $16.5 million increase in net income in fiscal 2007 as compared to fiscal 2006.

During fiscal 2007, cash provided by operations was $53.9 million, compared to $18.6 million in fiscal 2006. The primary difference in cash provided by operations was the $16.5 million increase in net income, along with a decrease in accounts receivables of $2.3 million in fiscal 2007 as compared to an increase in accounts receivable of $2.0 million in fiscal 2006. Other differences in cash provided by our operations include non-cash stock based compensation expenses of $705,000 in fiscal 2007 concurrent with the adoption of SFAS 123 (R), as compared to $0 in fiscal 2006; an increase of $14.0 million in fiscal 2007 in other accrued liabilities, which include accrued bonuses and income taxes payable, as compared to a smaller increase of $268,000 in fiscal 2006, and a decrease in prepaid expenses and other assets of $1.2 million in fiscal 2007, as compared to an increase of $364,000 during fiscal 2006. Also, our deferred tax assets increased by $667,000 in fiscal 2007 as compared to a decrease of $190,000 in fiscal 2006.

During fiscal 2007, cash used by investing activities was $293,000 as compared to fiscal 2006, in which cash used by investing activities was $402,000. Trademark purchases, which include trademark registration fees and renewal costs, totaled $259,000 in fiscal 2007 as compared to $164,000 in fiscal 2006. We also invested in property and equipment totaling $34,000 in fiscal 2007 as compared to $238,000 in fiscal 2006. During fiscal 2006 we constructed a new suite of offices in our sole location.

During fiscal 2007, cash used in financing activities was $21.0 million, as compared to $17.3 million in fiscal 2006. This included $1.2 million in fiscal 2007 of cash proceeds received from the exercise of stock options (as compared to $1.5 million in fiscal 2006), along with an excess tax benefit from stock options exercised of $206,000 in fiscal 2007, as compared to $0 in fiscal 2006. In addition, during fiscal 2007, the Board of Directors declared and paid a total of $22.4 million in dividends, as compared to $18.8 million in dividends paid in fiscal 2006. We did not repurchase any common stock during fiscal 2007 or fiscal 2006.

Uses of Liquidity.   Our cash requirements through the end of fiscal 2008 are primarily to fund operations, working capital, and at our discretion repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures.

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

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements at February 3, 2007:

	Payments Due by Period(a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Operating Leases(b)	$132,000		$375,000		$—	$—	$507,000
Unconditional Purchase Obligations	—		—		—	—	—
Other Long-Term Obligations	8,001,000	(c)(d)(e)	—	(c)(d)(e)	—	—	8,001,000	(c)(d)(e)
Total Contractual Cash Obligations	$8,133,000		$375,000		$—	$—	$8,508,000

(a)           For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captions “Less than 1 year” starts February 4, 2007 and ends February 2, 2008 (“fiscal 2008”).

(b)          Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2010, but we have two additional 3-year options to extend this lease.

(c)           Under the terms of the management agreement with Mr. Margolis, Mr. Margolis will be paid $647,564 per fiscal year, subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2007 Mr. Margolis’s base salary was $737,000 and we accrued a bonus of $8.0 million for Mr. Margolis, which is payable within 60 days of our fiscal year end and is reflected in the table above. The $8.0 million bonus was paid in April 2007. If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within 60 days after the date of the termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year’s performance bonus under the management agreement. Based on the amounts paid for fiscal 2007, the lump sum payment owed upon such a termination would be approximately $26.2 million. See “Item 1A. Business—Risk Factors.”

(d)          Since we recovered our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West) as of February 3, 2007, we are required to pay 45% of any monies received from the Carole Little brands to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. We consider these payments to be a profit sharing arrangement, and they will be expensed as incurred. We began accounting for a 45% share of the royalties from these brands as an expense to Ms. Carole Little (StudioCL Corporation) in the fourth quarter of fiscal 2007. This expense of 45% of our royalties from TJX will continue indefinitely. However, on April 11, 2007 we entered into an agreement to repurchase this 45% share of royalties from Studio CL Corporation for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock, payable on or before April 30, 2007 in accordance with the agreement.

(e)           Stated amount does not include any future payments pursuant to either the future bonuses earned pursuant to the management agreement with Mr. Margolis or our agreement with Ms. Carole Little (StudioCL Corporation).

During fiscal 2007, we announced and paid dividends of $2.55 per share. In January 2007 we declared a dividend of $0.75 per share, which was paid in March 2007. Since December 2003, we have paid a cash dividend to our shareholders for ten straight quarters. However, the payment of any future dividends will be at the discretion of our Board and will be dependant upon our financial conditions, results of operations, capital requirements and other factors deemed relevant by our Board of Directors. In the future, from time to time, our Board of Directors may declare additional dividends depending upon our financial condition, results of operations, cash flow, capital requirements and other factors that they deem relevant.

Sources of Liquidity.   Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments though the end of fiscal 2008; provided that, if the management agreement was terminated as discussed above, we may not have sufficient cash to make the lump sum payment to Mr. Margolis. See “Item 1A. Business—Risk Factors.”  We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Form 10-K and under the caption title “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Item 7.

As of February 3, 2007 we did not have any amounts outstanding under any credit facilities or lines of credit and we are not the guarantor of any other material third-party obligations. As of February 3, 2007, we did not have any standby letters of credit nor any standby repurchase obligations.

If our revenues and cash flows during fiscal 2008 are lower than fiscal 2007 (on a normalized basis, and excluding the $33.0 million in revenues from the termination of the Mossimo Finder’s Agreement), we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If our revenues and cash flows during fiscal 2008 are materially lower than fiscal 2007, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses, and other expenses. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Inflation and Changing Prices

Inflation, traditionally, has not had a significant effect on our operations. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material impact on future operations.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s results of operations or its financial position.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48 these will be accounted for as an adjustment to retained earnings. We will adopt FIN 48 as of February 4, 2007, as required. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations, and currently cannot estimate the impact.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We do not expect SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We do not expect SFAS 158 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal years beginning after November 15, 2006. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued FAS 159, The Fair Value Option for financial assets and financial liabilities—including an amendment of FASB statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company has not yet determined the effect, if any, that the implementation of FAS 159 will have on our results of operations or financial condition.

Unaudited Quarterly Results

The following table summarizes certain unaudited financial information by quarter for fiscal 2007 and fiscal 2006:

	Fiscal year ended February 3, 2007
	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007
Net revenues	$13,228,000	$12,409,000	$8,801,000	$42,189,000
Income before income taxes	9,819,000	8,372,000	5,520,000	34,318,000
Net income	5,914,000	4,942,000	3,281,000	20,653,000
Net income per share—basic	0.67	0.56	0.37	2.34
Net income per share—diluted	0.67	0.56	0.37	2.33

	Fiscal year ended January 28, 2006
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006
Net revenues	$13,213,000	$11,264,000	$8,359,000	$9,894,000
Income before income taxes	10,185,000	7,650,000	5,441,000	7,075,000
Net income	6,094,000	4,575,000	3,253,000	4,356,000
Net income per share—basic	0.70	0.52	0.37	0.50
Net income per share—diluted	0.69	0.52	0.37	0.49

During the fourth quarter of our fiscal year ended February 3, 2007, we terminated one material licensing agreement (our Finder’s Agreement with Mossimo Inc.) in exchange for a one-time payment of $33.0 million.

Seasonality

Given our contractual royalty rate reductions with our licensees, as certain sales volume thresholds are achieved by our licensees in any given fiscal year, historically our first quarter has been our largest quarter; our second quarter has been our next largest quarter, and our third and fourth quarters have been our smallest quarters.

Item 7A.                QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest: From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. Previously, our only long-term debt obligations were the Secured Notes, which were zero-coupon secured notes yielding interest of 7.0% interest per annum, and which were retired on February 20, 2004. We currently do not have any long-term debt obligations.

Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For fiscal 2007, revenues from international licensing activities comprised 23.0% of our consolidated revenues. For fiscal 2007, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $1.7 million, which represents 2.3% of the total revenues reported for fiscal 2007. Such change is not considered to represent a material effect on our results of operations or cash flow.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, the past weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco, Zellers and Carrefour increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro). Conversely, any strengthening of the U.S. dollar has not benefited us. For example, the royalty revenues from Tesco (United Kingdom) during fiscal 2007 reflect a favorable 4.9% change in the revenue-weighted-average exchange rate as compared to the revenue-weighted-average exchange rate used in the comparable period in fiscal 2006. During the first quarter of fiscal 2007 the exchange rate reflected an unfavorable 2.8% change in the average exchange rate as compared to the comparable period in fiscal 2006; during the second quarter of fiscal 2007 the exchange rate reflected a favorable 5.9% change in the average exchange ratio as compared to the comparable period in fiscal 2006; during the third quarter of fiscal 2007 the exchange rate reflected a favorable 7.2% change in the average exchange ratio as compared to the comparable period last year; and during the fourth quarter of fiscal 2007 the exchange rate reflected a favorable 10.3% change in the average exchange ratio as compared to the comparable period last year. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Cherokee, Inc.

We have audited the accompanying consolidated balance sheet of Cherokee, Inc. (the Company) as of February 3, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of February 3, 2007, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria) in Internal Control—Integrated Framework. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherokee, Inc., as of February 3, 2007, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Cherokee, Inc., maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Furthermore, in our opinion,

Cherokee, Inc., maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

As described in Notes 2 and 8 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

/s/ MOSS ADAMS LLP

Los Angeles, California
April 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cherokee, Inc.:

In our opinion, the consolidated balance sheet as of January 28, 2006 and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the two years in the period ended January 28, 2006 present fairly, in all material respects, the financial position of Cherokee, Inc. and its subsidiaries at January 28, 2006, and the results of their operations and their  cash flows for each of the two years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

April 11, 2006

CHEROKEE INC.
CONSOLIDATED BALANCE SHEETS

	February 3, 2007	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$44,565,000	$11,896,000
Receivables	7,246,000	9,555,000
Prepaid expenses and other current assets	227,000	1,445,000
Deferred tax asset	1,792,000	1,003,000
Total current assets	53,830,000	23,899,000
Deferred tax asset	1,009,000	1,131,000
Property and equipment, net of accumulated depreciation of $596,000 and $474,000, respectively	216,000	305,000
Trademarks, net	7,232,000	8,116,000
Other assets	15,000	15,000
Total assets	$62,302,000	$33,466,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$927,000	$629,000
Accrued compensation payable	8,590,000	4,578,000
Income taxes payable	10,023,000	—
Accrued dividends	6,627,000	5,272,000
Total current liabilities	26,167,000	10,479,000
Total liabilities	26,167,000	10,479,000
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,834,310 and 8,787,311 shares issued and outstanding at February 3, 2007 and January 28, 2006, respectively	176,000	175,000
Additional paid-in capital	11,960,000	9,815,000
Retained earnings	23,999,000	12,997,000
Total stockholders’ equity	36,135,000	22,987,000
Total liabilities and stockholders’ equity	$62,302,000	$33,466,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Royalty revenues	$43,627,000	$42,732,000	$38,928,000
Revenues from Sale of Mossimo Finder’s Fee contract	33,000,000	—	—
Total net revenues	76,627,000	42,732,000	38,928,000
Selling, general and administrative expenses	18,405,000	11,709,000	10,735,000
Amortization of trademarks	1,143,000	1,125,000	1,025,000
Operating income	57,079,000	29,898,000	27,168,000
Other income (expense):
Interest expense	—	(22,000)	(22,000)
Investment, interest and other income	951,000	474,000	774,000
Total other income (expense)	951,000	452,000	752,000
Income before income taxes	58,030,000	30,350,000	27,920,000
Income tax provision	23,239,000	12,073,000	10,754,000
Net income	$34,791,000	$18,277,000	$17,166,000
Basic earnings per share	$3.95	$2.09	$1.98
Diluted earnings per share	$3.93	$2.07	$1.97
Weighted average shares outstanding:
Basic	8,801,661	8,746,363	8,649,837
Diluted	8,855,074	8,814,340	8,730,956

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at February 1, 2003	8,232,264	$165,000	$1,760,000	$9,842,000	$11,767,000
Stock option tax benefit			995,000		995,000
Proceeds from exercise of stock options	363,652	6,000	3,452,000		3,458,000
Dividends				(3,223,000)	(3,223,000)
Net income				14,161,000	14,161,000
Balance at January 31, 2004	8,595,916	171,000	6,207,000	20,780,000	27,158,000
Stock option tax benefit			298,000		298,000
Proceeds from exercise of stock options	74,156	2,000	898,000		900,000
Accrued and paid dividends				(23,499,000)	(23,499,000)
Net income				17,166,000	17,166,000
Balance at January 29, 2005	8,670,072	173,000	7,403,000	14,447,000	22,023,000
Stock option tax benefit			896,000		896,000
Proceeds from exercise of stock options	117,239	2,000	1,516,000		1,518,000
Accrued and paid dividends				(19,727,000)	(19,727,000)
Net income				18,277,000	18,277,000
Balance at January 28, 2006	8,787,311	175,000	9,815,000	12,997,000	22,987,000
Stock-based compensation			705,000		705,000
Tax benefit related to stock options exercised			206,000		206,000
Proceeds from exercise of stock options	46,999	1,000	1,234,000		1,235,000
Accrued and paid dividends				(23,789,000)	(23,789,000)
Net income				34,791,000	34,791,000
Balance at February 3, 2007	8,834,310	$176,000	$11,960,000	$23,999,000	$36,135,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Operating activities
Net income	$34,791,000	$18,277,000	$17,166,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,000	83,000	46,000
Amortization of trademarks	1,143,000	1,125,000	1,025,000
Amortization of securitization and bank fees	—	20,000	22,000
Deferred taxes	(667,000)	190,000	219,000
Stock option tax benefits	—	896,000	298,000
Stock-based compensation	705,000	—	—
Changes in current assets and liabilities:
Receivables	2,309,000	(1,988,000)	5,425,000
Prepaids and other current assets	1,218,000	(364,000)	(334,000)
Accounts payable	298,000	103,000	(3,000)
Accrued compensation	4,012,000	268,000	(20,000)
Income taxes payable and other accrued liabilities	10,023,000	—	—
Net cash provided by operating activities	53,955,000	18,610,000	23,844,000
Investing activities
Purchases of trademarks, including registration and renewal costs	(259,000)	(164,000)	(381,000)
Purchase of property and equipment	(34,000)	(238,000)	(90,000)
Decrease in restricted cash	—	—	2,627,000
Net cash provided by (used in) investing activities	(293,000)	(402,000)	2,156,000
Financing activities
Payment of long-term debt	—	—	(2,625,000)
Proceeds from exercise of stock options	1,235,000	1,518,000	900,000
Excess Tax benefit related to stock options exercised	206,000	—	—
Dividends	(22,434,000)	(18,790,000)	(19,165,000)
Net cash used in financing activities	(20,993,000)	(17,272,000)	(20,890,000)
Increase in cash and cash equivalents	32,669,000	936,000	5,110,000
Cash and cash equivalents at beginning of period	11,896,000	10,960,000	5,850,000
Cash and cash equivalents at end of period	$44,565,000	$11,896,000	$10,960,000
Total paid during period:
Income taxes	$8,900,000	$9,000,000	$8,700,000
Interest	$—	$22,000	$22,000
Declaration of Dividends	$6,627,000	$5,272,000	$4,334,000

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

Company Year End

Our fiscal year comprises a 52 or 53 week period ending on the Saturday nearest to January 31. Fiscal 2007 represents a 53 week period.

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

Revenue Recognition

Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Revenues are not recognized unless collectibility is reasonably assured. Certain of our royalty agreements are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by our licensees. The royalty rate reductions do not apply retroactively to sales since the beginning of the year. Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded. Our royalty receivables are generally collected in the month following the end of a quarter.

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

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Trademark registrations, renewal fees and acquired trademarks (including contingent payments) are stated at cost and are amortized over their estimated useful life, which is the shorter of the period the assets are expected to be used, or the life of the trademark registration, of ten to fifteen years. We only capitalize renewal fees that extend the life of the trademark registration in a particular territory.

Our acquisition of the Carole Little trademarks requires us to make contingent payments to Ms. Carole Little once we have recovered our investment of $2.7 million from the Carole Little brands. These contingent payments will represent 45% of the royalty revenues received from the Carole Little brands. We consider these payments to be a profit sharing arrangement, and they will be expensed when they are incurred. As of February 3, 2007 we had recovered our investment of $2.7 million from the Carole Little brands and began accounting for a 45% share of the royalties from these brands as an expense to Ms. Carole Little (Studio CL Corporation) in the fourth quarter of fiscal 2007. However, on April 11, 2007 we entered into an agreement to repurchase this 45% share of royalties from Studio CL Corporation for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock, payable on or before April 30, 2007 in accordance with the agreement.

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

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year end February 3, 2007 (“fiscal 2007”) and January 28, 2006 (“fiscal 2006”), our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer, Target Corp., accounted for approximately 40% and 39%, respectively, of our trade receivables at February 3, 2007 and January 28, 2006 and approximately 24%, 47%, and 51%, respectively, of our revenues during fiscal 2007, fiscal 2006, and the fiscal year ended January 29, 2005 (“fiscal 2005”). Another customer, Tesco, accounted for approximately 37% and 20%, respectively, of our trade receivables at February 3, 2007 and January 28, 2006 and approximately 18%, 25%, and 23%, respectively, of our revenues during fiscal 2007, fiscal 2006, and fiscal 2005. Our international revenues represent approximately 24%, 34%, and 34%, respectively, of our total revenues during fiscal 2007, fiscal 2006, and fiscal 2005.

Significant Contracts

In 1997, we entered into an agreement with Target Stores that grants Target Stores the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. Under the initial terms of the Target Stores agreement, Target Stores was required to pay a royalty each fiscal year, up to and including the fiscal year ending January 31, 2004, based on percentages, specified in the agreement, of Target Stores’ net sales of Cherokee branded merchandise during each fiscal year, which percentages vary based on the volume of sales of merchandise. Additionally, Target Stores agreed to pay a minimum guaranteed royalty of $9.0 million for fiscal 2005, $9.0 million for fiscal 2006, and $9.0 million for fiscal 2007. The agreement automatically renews for successive one-year periods, providing Target Stores is current in its minimum guaranteed payments, unless Target Stores provides one-year notice to terminate the agreement. In February 2007, Target Stores renewed their agreement with Cherokee under the same terms in effect as of January 31, 2004, and the renewal currently extends the term of the agreement through January 31, 2009. The annual guaranteed minimum royalty for fiscal 2008 and fiscal 2009 is $9.0 million.

On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Great Britain’s Tesco Stores Limited. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. Royalty revenues from Tesco totaled $13.9 million in fiscal 2007, $10.6 million in fiscal 2006, and $8.9 million in fiscal 2005. Tesco also has a right to add a number of other countries to the territories covered by the agreement, assuming we have not already entered into exclusive licensing agreements covering such countries, and subject to the existing rights given to other licensees. In January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005 we  added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland,

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Slovakia, and in July 2006 Tesco began to sell Cherokee branded products in  Hungary. In addition, in February 2007 we added the territory of China to the Tesco agreement. We currently expect that Tesco will start selling Cherokee branded products in selected Asian territories (which could include some or all of Malaysia, South Korea, Thailand, and China) within the next 12 to 24 months, but cannot provide any assurances that this timeframe will be met. The initial term of the Tesco agreement had an expiration date of January 31, 2005, but as a result of Tesco quickly reaching the retail sales thresholds during fiscal 2005, this agreement was automatically extended for an additional three years to January 31, 2008, and again during fiscal 2007 for another three years to January 31, 2011.

In fiscal 2005, Mervyn’s agreed to renew its licensing agreement for certain merchandise categories of the Sideout brand for an additional three years on the same terms and conditions as the existing license agreement. The renewal term commenced on February 1, 2005 and continues through January 31, 2008. In fiscal 2007 Mervyn’s agreed to renew its licensing agreement for certain merchandise categories of the Sideout Brand for an additional three years (beginning on February 4, 2007) on similar terms and conditions as the existing license agreement, and this agreement continues through January 31, 2010. Under the Mervyn’s agreement, Mervyn’s will pay a royalty each fiscal year based on a percentage of Mervyn’s net sales of Sideout branded merchandise during each fiscal year, subject to a guaranteed minimum royalty of $688,000.

In 1997, we entered into an international retail direct licensing agreement with Zellers Inc., a Canadian corporation, which is a division of Hudson’s Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in certain categories of merchandise. The term of the agreement is for five years, with automatic renewal options, provided that specified minimums are met each contract year. Under the agreement, Zellers agreed to pay us a minimum guaranteed royalty of $10.0 million over the five-year initial term of the agreement. During Fiscal 2002, Zellers renewed their agreement as of February 1, 2003 for an additional five year period continuing through January 31, 2008. During fiscal 2005 the total royalty revenues from Zellers did not satisfy the annual minimum guarantee at that time of $3.1 million, and Zellers subsequently made a $200,000 payment to us to satisfy this obligation. During fiscal 2007 and fiscal 2006 the royalty revenues from Zellers totaled $3.7 million and $3.1 million, respectively, and satisfied the annual minimum guarantee. In addition, during fiscal 2007, Zellers renewed their agreement for an additional five year period continuing through January 31, 2012, on terms similar to the previous agreement. Under the terms of this renewal, Zellers agreed to pay us a minimum guaranteed royalty of CDN $1.5 million per year (equivalent to $1.3 million US$ at February 3, 2007), beginning in fiscal 2008.

During 2001, we assisted Mossimo Inc. in locating Target Stores as a licensee of the Mossimo brand and entered into a finder’s agreement with Mossimo which provided that we would receive a fixed percentage of all monies paid to Mossimo by Target Stores. Under the Mossimo agreement with Target Stores, Target Stores is obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, subject to a guaranteed minimum royalty. During the fourth quarter of fiscal 2007 we terminated the Mossimo Finder’s Agreement in return for a payment of $33.0 million, and accordingly will not be reporting any future royalties from Mossimo.

In December, 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc. which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All That Jazz, and Molly Malloy. Concurrent, and just after this acquisition, we entered into a five-year “Retail Direct” licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands. The licensing agreement with TJX

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provides us with minimum guaranteed annual royalties during the five-year term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula (the greater of (i) five times the highest annual royalty paid, or (ii) $10.0 million). After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII, and Saint Tropez-West), then 45% of any additional monies from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc. As of February 3, 2007, we had recovered all of our acquisition costs of $2.7 million from the cumulative royalties received, and began accounting for a 45% share of the royalties above these acquisition costs as an expense to Ms. Carole Little (StudioCL Corporation) in the fourth quarter of fiscal 2007. This expense of 45% of our royalties from TJX will continue indefinitely. However, on April 11, 2007 we entered into an agreement to repurchase this 45% share of royalties from Studio CL Corporation for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock, payable on or before April 30, 2007 in accordance with the agreement.

Fair Value of Financial Instruments

The amount recorded for financial instruments in our consolidated financial statements approximates fair value as defined in SFAS No. 107 “Disclosures about the Fair Value of Financial Instruments.”

Stock-Based Compensation

We currently maintain three equity-based compensation plans:  (i) the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”); (ii) the 2003 Incentive Award Plan (the “2003 Plan”); and (iii) the 2006 Incentive Award Plan (the “2006 Plan”). Each of these stock option award plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

On January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. Prior to January 28, 2006, the Company accounted for its fixed stock options using the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no stock option expense was recorded in periods prior to January 28, 2006.

The adoption of SFAS 123(R), applying the modified prospective method, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions under the original  SFAS 123. Accordingly, prior years amounts have not been restated. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the awards service period. Stock-based compensation expense recognized as a result of the adoption of SFAS 123(R) for the year ended February 3, 2007 was $705,000.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketing and Advertising

Generally, our retail direct licensees fund their own advertising programs. Our own advertising and promotional costs are immaterial and are expensed as incurred. We do provide marketing expense money to certain large licensees to help them build the Cherokee brand in their respective territories. Total marketing expenses paid during fiscal 2007, 2006 and 2005 was $1.1 million, $857,000 and $784,000, respectively.

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

Segment Reporting

The provisions of SFAS No. 131, “Disclosures about segments of an Enterprise and Related Information” require public companies to report financial and descriptive information about their reportable operating segments. We identify reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

We operate in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Our marketing and licensing activities extend to both brands which it owns and to brands owned by others. Our operating activities relating to both owned and represented brands are identical and are performed by a single group of marketing professionals located in a single geographic location. While our principal operations are in the United States, we also derive royalty revenues from some of our key licensee’s that are located in the United Kingdom and other parts of Europe. Revenues by geographic area consisted of the following:

	Year Ended February 3, 2007	Year Ended January 28, 2006	Year Ended January 29, 2005
	(in thousands)
North America (U.S., Canada and Mexico)	$62,123	$31,429	$29,124
Europe	14,417	11,250	9,719
Rest of The World	87	53	85
Total	$76,627	$42,732	$38,928

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s results of operations or its financial position.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48 these will be accounted for as an adjustment to retained earnings. We will adopt FIN 48 as of February 4, 2007, as required. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations, and currently cannot estimate the impact.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We do not expect SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We do not expect SFAS 158 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

material. SAB 108 is effective for the fiscal years beginning after November 15, 2006. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued FAS 159, The Fair Value Option for financial assets and financial liabilities—including an amendment of FASB statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company has not yet determined the effect, if any, that the implementation of FAS 159 will have on our results of operations or financial condition.

3.   Trademarks

Trademarks consist of the following:

	February 3, 2007	January 28, 2006
Trademarks	$13,615,000	$13,356,000
Accumulated amortization	(6,383,000)	(5,240,000)
Total	$7,232,000	$8,116,000

Expected amortization of trademarks for the years ending January 31, 2008, 2009, 2010, 2011, and for 2012 and thereafter is $1.2 million, $1.2 million, $1.2 million, $1.2 million, $1.2 million and $1.2 million, respectively.

In November 1997, we entered into an agreement with Sideout Sport Inc. (the “Sideout Agreement”) to purchase trademarks and licenses related to Sideout® and Sideout Sport®. Pursuant to the Sideout Agreement we paid $1.5 million at the closing date of the acquisition and agreed to pay $500,000 upon the release of liens, of which $495,000 was paid during the fiscal year ended January 30, 1999. We will also pay Sideout Sport Inc., on a quarterly basis, additional consideration contingent upon a formula of licensing revenues, as defined in the Sideout Agreement. Such contingent consideration is limited to a maximum of $5.5 million, or the lesser amount that may be earned through October 22, 2004. Since January 1, 1999, we have paid in total over $4.8 million in contingent payments under the Sideout Agreement, and we made our last contingent payment in our third quarter of fiscal 2005 ended October 30, 2004. Our former Executive Vice President, Steve Ascher, who left the Company in November 2003, was a significant stockholder in Sideout Sport, Inc.

During fiscal 2007 and fiscal 2006 we did not acquire any trademarks. During fiscal 2007 we capitalized registration and renewal fees totaling $259,000, comprised of registration and renewal fees of $189,000 for Cherokee, $21,000 for Sideout, and $49,000 for the brands (Carole Little, others) purchased in fiscal 2003. During fiscal 2006 we capitalized registration and renewal fees totaling $164,000, comprised of registration and renewal fees of $111,000 for Cherokee, $26,000 for Sideout, and $28,000 for the brands (Carole Little, others) purchased in fiscal 2003.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Year Ended February 3, 2007	Year Ended January 28, 2006	Year Ended January 29, 2005
Current:
Federal	$16,644,000	$7,230,0000	$6,817,000
State	4,332,000	2,178,000	1,532,000
Foreign	2,930,000	2,475,000	2,186,000
	23,906,000	11,883,000	10,535,000
Deferred:
Federal	(638,000)	204,000	227,000
State	(29,000)	(14,000)	(8,000)
	(667,000)	190,000	219,000
	$23,239,000	$12,073,000	$10,754,000

	February 3, 2007		January 28, 2006
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	24,000	$—	33,000
Tax effect of NOL carryovers	273,000	820,000	273,000	1,093,000
State income taxes	1,520,000	(14,000)	730,000	5,000
Compensation	—	179,0000	—	—
Total deferred tax assets	$1,793,000	1,009,000	$1,003,000	1,131,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended February 3, 2007	Year Ended January 28, 2006	Year Ended January 29, 2005
Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income tax benefit, net of federal income tax	4.8	4.8	5.0
Change in effective State rate, net of federal income tax	—	—	(0.6)
State income tax refund, net of federal income tax	—	—	(0.9)
Other	0.2	—	—
Tax provision	40.0%	39.8%	38.5%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. As of February 3, 2007, we estimate that we have $3.1 million of federal Section 382 NOLs available that begin to expire in 2008.

5.   Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for each of the past three years:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended February 3, 2007:
Basic earnings per share	$34,791,000	8,801,661	$3.95
Effect of dilutive securities—stock options and warrants		53,413	(0.02)
Dilutive earnings per share	$34,791,000	8,855,074	$3.93
For the year ended January 28, 2006:
Basic earnings per share	$18,277,000	8,746,363	$2.09
Effect of dilutive securities—stock options and warrants		67,977	(0.02)
Dilutive earnings per share	$18,277,000	8,814,340	$2.07
For the year ended January 29, 2005:
Basic earnings per share	$17,166,000	8,649,837	$1.98
Effect of dilutive securities—stock options and warrants		81,119	(0.01)
Dilutive earnings per share	$17,166,000	8,730,956	$1.97

The computation for diluted number of shares excludes unexercised stock options and warrants which are anti-dilutive. There were zero anti-dilutive shares for each of the three years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively.

6.   Commitments and Contingencies

Leases

We lease our current facility under an operating lease expiring on July 31, 2010. We also have two three-year options to extend this lease for a total of 6 more years, to July 31, 2016. The future minimum non-cancellable lease payments are as follows:

Operating Leases
Fiscal 2008	132,000
Fiscal 2009	150,000
Fiscal 2010	150,000
Fiscal 2011	75,000
Total future minimum lease payments	$507,000

Total rent expense was $115,000 for fiscal 2007; $115,000 for fiscal 2006; and $111,000 for fiscal 2005.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnities and Guarantees

During the normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of February 3, 2007 is included below:

Trademark Indemnities

We indemnify certain customers against liability arising from third-party claims of intellectual property rights infringement related to our trademarks. These indemnities appear in our licensing agreements with our customers, are not limited in amount or duration and generally survive the expiration of the contracts. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, we are unable to determine the maximum amount of losses that it could incur related to such indemnifications.

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

We have also entered into severance and change of control agreements with our Chief Executive Officer. Please see Note 8.

7.   Related Party Transactions

In 1995, we entered into a Management Agreement (the “Agreement”) with The Newstar Group d/b/a The Wilstar Group (“Wilstar”), pursuant to which Wilstar agreed to provide management services to us by providing the services of Mr. Robert Margolis as Chief Executive Officer. On January 3, 2001, Wilstar assigned the Agreement to Mr. Margolis. The Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by our Compensation Committee. Pre-tax earnings for fiscal 2007, fiscal 2006, and fiscal 2005 exceeded specified levels as agreed upon by our Compensation Committee thereby automatically extending the Agreement to February 1, 2010. The Agreement also provides that Mr. Margolis may nominate two directors to the Board of Directors.

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

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For fiscal 2007, fiscal 2006 and fiscal 2005, respectively, Mr. Margolis’ base compensation and bonuses were $8.7 million, $4.4 million, and $4.2 million. As of February 3, 2007, our accrued liabilities includes bonuses payable of $8.5 million, including Mr. Margolis’ bonus of $8.0 million.

During the fourth quarter of fiscal 2007, in connection with the closing of the termination of the Finders Agreement between the Company and Mossimo, Inc. dated as of March 2000 (the “Finders Agreement”), which resulted in a payment to the Company of $33.0 million, the Company awarded one of the directors of the Company a bonus in the amount of $50,000 for his extraordinary board services. The director closely oversaw management’s activities in connection with the negotiation and consummation of the termination of the Finders Agreement and the previously disclosed Termination and Settlement Agreement between the Company and Iconix Brand Group, Inc. (“Iconix”) entered into as of April 27, 2006 (the “Termination Agreement”) in connection with Iconix’s acquisition of Mossimo. The Board determined that given the size and the complexity of these transactions, close board oversight was appropriate, and the $50,000 bonus was paid for the additional time performing such oversight. The payment was approved by the disinterested members of the Company’s Board of Directors.

8.   Capitalization

Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of February 3, 2007 and January 28, 2006, no shares of preferred stock were outstanding.

Common Stock

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or approximately 11.5% of our then outstanding common stock. Pursuant to this directive, since July 22, 1999, we have used cash of $5.5 million to repurchase and retire 607,800 shares of our common stock. During fiscal 2005 our Board of Directors authorized and approved the extension of the expiration date of our stock repurchase program from July 31, 2004 to January 31, 2006, and more recently to January 31, 2008, and increased the number of shares which could currently be repurchased to a total of 800,000. During fiscal 2007, fiscal 2006 and fiscal 2005 we did not repurchase any shares of our common stock. Repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

Dividends

The Company has made a quarterly dividend payment to shareholders during each quarter of fiscal 2007, fiscal 2006 and fiscal 2005. On January 30, 2007 we declared a dividend of $0.75 per share or $6,627,000 which was paid on March 15, 2007. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee’s Board of Directors.

Stock-Based Compensation

We currently maintain three equity-based compensation plans:  (i) the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”); (ii) the 2003 Incentive Award Plan (the “2003 Plan”); and (iii) the 2006 Incentive Award Plan (the “2006 Plan”). Each of these stock option award plans provide for the issuance

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

Our 1995 Plan was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the 1995 Plan is to further our growth and development by providing an incentive to officers and other key employees who are in a position to contribute materially to our prosperity. Two types of stock options (the “Options”) may be granted under the 1995 Plan—Incentive and Non-Qualified stock options. The Options vest in equal installments over a three-year period starting at the grant date and have a term of ten years. The maximum number of shares authorized for grants of options under the 1995 Plan is 900,000. During fiscal 2005 we granted the remaining 20,310 options available for issuance under the 1995 Plan to our CFO, which occurred in February 2004. As of February 3, 2007, we have no shares available for grants of options under the 1995 Plan. The 1995 Plan expired on July 24, 2005. However, options previously granted under the 1995 Plan will remain outstanding until the earlier of expiration or exercise. In the event that any outstanding option under the 1995 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.

Our 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders. The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth development and financial success and to enable us to obtain and retain their services. The 2003 Plan provides for the grant of options and restricted stock awards (“Awards”). The Compensation Committee of the Board or another committee thereof (the “Committee”) will administer the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors will administer the 2003 Plan with respect to grants to independent directors. Options and restricted stock awards under the 2003 Plan may be granted to individuals who are then our officers or other employees or any of its present or future subsidiaries. Such Awards also may be granted to our consultants selected by the Committee for participation in the 2003 Plan. The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof. Two types of stock options (the “Options”) may be granted under the plan—Incentive and Non-Qualified stock options. In addition, Restricted Stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The maximum number of shares authorized for the grant of Awards under the 2003 Plan is 250,000. Furthermore, the maximum number of shares which may be subject to Awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000. The vesting period and term for Options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the Options generally will vest over a specific time period as designated by the Committee upon the awarding of such Options. During fiscal 2007, 2006 and 2005, we granted options under the 2003 Plan to purchase 50,644, 100,000 and 104,690 shares of common stock, respectively. As of February 3, 2007 there are no shares available for option grants under the 2003 Plan. However, in the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 17, 2013.

Our 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders. The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants and its subsidiaries to further our growth development and financial success and to enable us to obtain and retain their services. The 2006 Plan provides for the grant of options and restricted stock

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

awards (“Awards”). The Compensation Committee of the Board or another committee thereof (the “Committee”) will administer the 2006 Plan with respect to grants to our employees or consultants and the full Board will administer the 2006 Plan with respect to grants to independent directors. Options and restricted stock awards under the 2006 Plan may be granted to individuals who are then our officers or other employees or any of its present or future subsidiaries. Such Awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan. The 2006 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof. Two types of stock options (the “Options”) may be granted under the plan—Incentive and Non-Qualified stock options. In addition, Restricted Stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The maximum number of shares authorized for the grant of Awards under the 2006 Plan is 250,000. Furthermore, the maximum number of shares which may be subject to Awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000. The vesting period and term for Options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the Options generally will vest over a specific time period as designated by the Committee upon the awarding of such Options. As of February 3, 2007 we have 250,000 shares available for grants of options under the 2006 Plan, and expect that share grants will occur in April 2007 to reward certain employees for their performance in fiscal 2007. In the event that any outstanding option granted under the 2006 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

On January 29, 2006, we adopted SFAS 123(R) using the modified prospective method which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions under the original  SFAS 123. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the awards which resulted in stock-based compensation expense during fiscal 2007 which reduced income before income taxes by $705,000 and reduced net income by approximately $450,000.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to January 28, 2006, the Company accounted for its fixed stock options using the intrinsic value method, as prescribed by APB 25. Accordingly, no stock option expense was recorded in periods prior to January 28, 2006. The reported net income and earnings per share for the fiscal years ended January 28, 2006 and January 29, 2005 have been presented below to reflect the impact had the Company been required to recognize stock-based compensation expense based on the fair value at the grant date for stock options as required under SFAS 123 (R). The pro forma amounts are as follows:

	Years Ended
	January 28, 2006	January 29, 2005
Net income:
As reported	$18,277,000	$17,166,000
After-Tax Stock-based compensation expense determined under the fair value method	301,000	241,000
Pro forma	$17,976,000	$16,925,000
Net income per share—basic:
As reported	$2.09	$1.98
Per share effect of after-tax stock-based compensation expense determined under the fair value method	(0.04)	(0.03)
Pro forma	$2.05	$1.95
Net income per share—diluted:
As reported	$2.07	$1.97
Per share effect of after-tax stock-based compensation expense determined under the fair value method	(0.04)	(0.03)
Pro forma	$2.03	$1.94

The fair value of each option grant in prior periods was estimated as of each grant date using the Black-Scholes option-pricing model, using the following assumptions:

	Fiscal 2006		Fiscal 2005
Grant Date	6/14/05	6/30/05	4/7/06
# of Options Granted	25,000	75,000	104,690
Expected Dividend Yield	6.0%	6.0%	6.5%
Expected Volatility	50.0%	50.0%	50.0%
Average Risk-Free Rate	3.84%	3.80%	4.00%
Expected Life (in years)	5.0	5.0	5.0

Since the adoption of SFAS 123(R), we have continued to use the Black-Scholes option- pricing model to estimate the fair value of share-based awards,  The estimated fair value of options granted during fiscal 2007 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: dividend yield of 6.1%, expected volatility of 31.5%, risk-free interest rate of 4.9%, and expected term of 4.5 years.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

volatility of our stock price. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. Our dividend yield is based on the past dividends paid and the current dividend yield at the time of grant.

A summary of activity for the Company’s stock options as of and for the fiscal year ended February 3, 2007 is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, at January 28, 2006	202,949	$28.28
Granted	50,644	$39.26
Exercised	(46,999)	$26.28
Canceled/forfeited	—	—
Outstanding, at February 3, 2007	206,594	$31.42	5.29	$2,634,000
Vested and Exercisable at February 3, 2007	50,277	$26.28	4.75	$899,000
Unvested and not exercisable at February 3, 2007	156,317	$33.08	5.47	$1,734,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on February 2, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 2, 2007 (the last trading day of fiscal 2007). This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for fiscal 2007 was $735,000.

A summary of the status of our vested shares as of February 3, 2007 and changes during the fiscal year ended is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
Vested Options	Shares	Price	(in years)	Value
Outstanding, at January 28, 2006	24,946	$28.28
# of Options that Vested during period	72,330	$28.11
Exercised	(46,999)	$26.28
Canceled/forfeited	—	—
Outstanding, at February 3, 2007	50,277	$26.28	4.75	$899,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on February 2, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 2, 2007 (the last trading day of fiscal 2007).

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our non-vested shares as of February 3, 2007 and changes during the fiscal year is as follows:

		Weighted-Average
		Grant-Date
Non-vested Options	Shares	Fair Value
Outstanding, at January 28, 2006	178,003	$8.50
Granted during period	50,644	$7.13
Vested	(72,330)	$8.01
Canceled/forfeited	—
Non-vested options outstanding, at February 3, 2007	156,317	$8.29

As of February 3, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $779,000, which is expected to be recognized over a weighted average period of approximately 2.25 years.   The total fair value of all options which vested during fiscal 2007 was $579,000.

A summary of our stock option activity, and related information for each of the three years in the period ended February 3, 2007, follows:

	February 3, 2007		January 28, 2006		January 29, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	202,949	$28.28	225,522	$17.45	174,678	$11.41
Granted	50,644	39.26	100,000	34.22	125,000	22.71
Exercised	(46,999)	26.28	(117,239)	12.95	(74,156)	12.10
Forfeited	—	—	(5,334)	23.12	—	—
Outstanding at end of year	206,594	$31.42	202,949	$28.28	225,522	$17.45
Exercisable at end of year	50,277	$26.28	24,946	$20.98	68,851	$9.94
Weighted average grant date fair value of options granted during the year		$7.13		$10.17		$6.47

The following table summarizes the stock options outstanding and exercisable as of February 3, 2007:

	Options Outstanding			Options Exercisable
Range	Number of shares outstanding	Weighted average remaining life	Weighted average exercise price	Number of shares outstanding	Weighted average exercise price
$20.00 - $21.00	10,606	7.02 years	$20.61	3,836	$20.61
$23.00 - $24.00	64,005	4.18 years	$23.12	31,772	$23.12
$33.00 - $34.00	17,000	5.37 years	$33.98	333	$33.98
$34.00 - $35.00	64,339	5.41 years	$34.62	14,336	$34.62
$39.00 - $40.00	50,644	6.18 years	$39.26	—	—
	206,594			50,277

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a current report on Form 8-K on January 12, 2007, to report a change in the Company’s certifying accountant from PricewaterhouseCoopers LLP to Moss Adams LLP. There were no disagreements with PricewaterhouseCoopers LLP.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.   We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have carried out an evaluation, as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 3, 2007.

Management’s Report on Internal Control over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that we maintained effective internal control over financial reporting as of February 3, 2007. Management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report under Item 8.

Changes in internal control over financial reporting.   During our most recent fiscal quarter, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2007 Annual Meeting of Stockholders scheduled to be held on June 12, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 3, 2007. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Item 11.                 EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2007 Annual Meeting of Stockholders scheduled to be held on June 12, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 3, 2007.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2007 Annual Meeting of Stockholders scheduled to be held on June 12, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 3, 2007.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2007 Annual Meeting of Stockholders scheduled to be held on June 12, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 3, 2007.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2007 Annual Meeting of Stockholders scheduled to be held on June 12, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 3, 2007.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K.
	(2)	List of Financial Statement Schedules.
	(3)	List of Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.’s Form 10-Q dated October 28, 2000).
3.2	Bylaws of Cherokee Inc. (incorporated by reference from Exhibit 3.2 of Cherokee Inc.’s Form 10Q dated October 28, 2000).
10.1	Cherokee Inc. 1995 Incentive Stock Option Plan (incorporated by reference from Cherokee Inc.’s Form S-8 dated June 23, 1998).
10.2	First Amendment to Cherokee Inc. 1995 Incentive Stock Option Plan (incorporated by reference from Cherokee Inc.’s Form S-8 dated June 23, 1998).
10.3	Second Amendment to Cherokee Inc. 1995 Incentive Stock Option Plan (incorporated by reference from Cherokee Inc.’s Form S-8 dated June 23, 1998).
10.4	Form of Director Option (incorporated by reference from Cherokee Inc.’s Form S-8 dated October 21, 1996).
10.6	Form of Employee Option Agreement (incorporated by reference from Exhibit 10.6 of Cherokee Inc.’s Form 10-K dated February 3, 2001).
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

10.14	The 2003 Incentive Award Plan (incorporated by reference from Exhibit A of Cherokee Inc.’s Proxy Statement, Form DEF 14A, dated June 9, 2003).
10.15	The 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference from Annex A to Cherokee’s Proxy Statement dated April 20, 2006 for its 2006 Annual Stockholders’ meeting).
10.16

Termination and Settlement Agreement by and between Cherokee Inc. and Iconix Brand Group, Inc. dated as of April 27, 2006 (incorporated by reference from Exhibit 10.1 of Cherokee Inc.’s Report on Form 8-K dated April 27, 2006).

10.17	Summary of Oral Agreement with Jess Ravich regarding Bonus Award (incorporated by reference from Exhibit 10.1 of Cherokee Inc.’s Form 10-Q dated December 7, 2006).
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

21.1*	Subsidiaries of Cherokee Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INC.
By	/s/ ROBERT MARGOLIS
Robert Margolis
Chairman and Chief Executive Officer
Date: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT MARGOLIS	Chairman and Chief Executive	April 16, 2007
Robert Margolis	Officer and Director
/s/ RUSSELL J. RIOPELLE	Chief Financial Officer	April 16, 2007
Russell J. Riopelle
/s/ TIMOTHY EWING	Director	April 16, 2007
Timothy Ewing
/s/ KEITH HULL	Director	April 16, 2007
Keith Hull
/s/ DAVE MULLEN	Director	April 16, 2007
Dave Mullen
/s/ JESS RAVICH	Director	April 16, 2007
Jess Ravich