Form 10-Q
period 2007-05-05
CHEROKEE INC
filed 2007-06-14
CIK 844161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 5, 2007.
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 12, 2007
Common Stock, $.02 par value per share	8,912,235

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	May 5, 2007	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$22,377,000	$44,565,000
Receivables, net	11,840,000	7,246,000
Prepaid expenses and other current assets	47,000	227,000
Income taxes receivable	9,874,000	—
Deferred tax asset	1,512,000	1,792,000

Total current assets	45,650,000	53,830,000

Deferred tax asset	1,032,000	1,009,000
Property and equipment, net of accumulated depreciation of $615,000 and $596,000, respectively	221,000	216,000
Trademarks, net of accumulated amortization of $6,630,000 and $6,383,000, respectively	11,031,000	7,232,000
Other assets	15,000	15,000

Total assets	$57,949,000	$62,302,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,047,000	$927,000
Accrued compensation payable	734,000	8,590,000
Income taxes payable	12,090,000	10,023,000
Dividends payable	6,683,000	6,627,000

Total current liabilities	20,554,000	26,167,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,907,901 and 8,834,310 shares issued and outstanding at May 5, 2007 and at February 3, 2007, respectively	178,000	176,000
Additional paid-in capital	15,273,000	11,960,000
Retained earnings	21,944,000	23,999,000

Stockholders’ equity	37,395,000	36,135,000

Total liabilities and stockholders’ equity	$57,949,000	$62,302,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended
	May 5, 2007	April 29, 2006
Royalty revenues	$12,040,000	$13,228,000
Selling, general and administrative expenses	3,921,000	3,536,000

Operating income	8,119,000	9,692,000

Other income:
Investment and interest income	425,000	127,000

Total other income, net	425,000	127,000

Income before income taxes	8,544,000	9,819,000
Income tax provision	3,530,000	3,905,000

Net income	$5,014,000	$5,914,000

Basic earnings per share	$0.57	$0.67

Diluted earnings per share	$0.56	$0.67

Weighted average shares outstanding
Basic	8,851,591	8,787,478

Diluted	8,909,850	8,846,036

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Retained Earnings	Total
Balance at February 3, 2007, as previously presented	8,834,310	$176,000	$11,960,000	$23,999,000	$36,135,000
Decrease in retained earnings from implementation of FIN 48				(381,000)	(381,000)
Balance at February 3, 2007, as adjusted	8,834,310	$176,000	$11,960,000	$23,618,000	$35,754,000

Stock-based compensation			263,000		263,000
Tax benefit related to stock options exercised			39,000		39,000
Proceeds from exercise of stock options	10,523	1,000	262,000		263,000
Proceeds from issuances of shares	63,068	1,000	2,749,000		2,750,000
Accrued and paid dividends				(6,688,000)	(6,688,000)
Net income				5,014,000	5,014,000
Balance at May 5, 2007	8,907,901	$178,000	$15,273,000	$21,944,000	$37,395,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three months ended
	May 5, 2007	April 29, 2006
Operating activities
Net income	$5,014,000	$5,914,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,000	33,000
Amortization of trademarks	248,000	286,000
Amortization of debt issue costs and securitization fees	—	—
Deferred income taxes	257,000	709,000
Stock-based compensation	263,000	161,000
Stock option tax benefits	—	—
Changes in current assets and liabilities:
Increase in accounts receivable	(4,594,000)	(3,031,000)
Decrease in prepaid expenses and other assets	180,000	1,146,000
Increase in income taxes receivable	(9,874,000)	—
Increase (decrease) in accounts payable	120,000	(82,000)
Decrease in accrued compensation	(7,856,000)	(3,485,000)
Increase in income taxes payable and other accrued liabilities	1,685,000	952,000

Net cash (used) provided by operating activities	(14,538,000)	2,603,000

Investing activities
Purchase of property and equipment	(24,000)	(9,000)
Purchase of trademarks, registration and renewal costs	(1,296,000)	(45,000)

Net cash used in investing activities	(1,320,000)	(54,000)

Financing activities
Proceeds from exercise of stock options	263,000	23,000
Dividends	(6,632,000)	(5,272,000)
Excess tax benefit related to stock options exercised	39,000	7,000

Net cash used in financing activities	(6,330,000)	(5,242,000)

Decrease in cash and cash equivalents	(22,188,000)	(2,693,000)
Cash and cash equivalents at beginning of period	44,565,000	11,896,000

Cash and cash equivalents at end of period	$22,377,000	$9,203,000

Non cash financing activities:

Issuance of common stock for purchase of contractual rights to 45% royalty share from Carole Little brands	$2,750,000	$—
Declaration of dividends	$6,681,000	$5,273,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of May 5, 2007 and for the three month periods ended May 5, 2007 and April 29, 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of February 3, 2007 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month period ended May 5, 2007 are not necessarily indicative of the results to be expected for the fiscal year ended February 2, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 3, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein the term “First Quarter” refers to the three months ended May 5, 2007; the term “Fiscal 2008” refers to our fiscal year ending February 2, 2008; and the term “Fiscal 2007” refers to our most recent past fiscal year ended February 3, 2007.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended May 5, 2007 and April 29, 2006:

	Three Months Ended
	May 5, 2007	April 29, 2006
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$5,014,000	$5,914,000

Denominator:
Denominator for net income per common share — weighted average Shares	8,851,591	8,787,478
Effect of dilutive securities:
Stock options	58,259	58,558

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,909,850	8,846,036

The diluted weighted average number of shares for the three month periods ended May 5, 2007 and April 29, 2006, respectively, does not include any shares of common stock issuable on the exercise of stock options that have an exercise price above the average market price for the period because there were no stock options outstanding that had an exercise price above the average market price for the periods documented.

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

The initial term of the Amended Target Agreement commenced on February 1, 1998 and ended on January 31, 2004.  The Amended Target Agreement provides that its term will be automatically extended by an additional year for each year in which Target pays the minimum guaranteed royalty payment ($9.0 million) and Target does not inform the company (during the month of February of the last fiscal year of the agreement) of Target’s desire to terminate the agreement at the end of the then current term.  The minimum guaranteed royalty payments were made in Fiscal 2007 and Target elected in February 2007 to extend the term of the agreement an additional year to January 31, 2009.  Consequently, the current term of the agreement runs through January 31, 2009, and will be extended again for subsequent years provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year, unless Target notifies Cherokee during the month of February of a subsequent year to terminate the agreement as of the following January.

We also have other significant contracts, including with:  (i) Tesco for our Cherokee brand in certain specified countries; (ii) Mervyn’s for our Sideout brand in the U.S.; (iii) Zellers for our Cherokee brand in Canada; and (iv) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries.   For a more complete description of our significant contracts, please see our most recently filed Annual Report on Form 10-K for our fiscal year ended February 3, 2007.

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

Our 1995 Plan was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the 1995 Plan is to further our growth and development by providing an incentive to officers and other key employees who are in a position to contribute materially to our prosperity. Two types of stock options may be granted under the 1995 Plan—Incentive and Non-Qualified stock options. The options granted under the 1995 Plan vest in equal installments over a three-year period starting at the grant date and have a term of ten years.  The maximum number of shares authorized for grants of options under the 1995 Plan is 900,000.  During fiscal 2005 we granted the remaining 20,310 options available for issuance under the 1995 Plan to our CFO, which occurred in February 2004.  As of May 5, 2007, we have no shares available for grants of options under the 1995 Plan.  The 1995 Plan expired on July 24, 2005.  However, options previously granted under the 1995 Plan will remain outstanding until the earlier of expiration or exercise.  In the event that any outstanding option under the 1995 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.

Our 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth development and financial success and to enable us to obtain and retain their services. The 2003 Plan provides for the grant of options and restricted stock awards. The Compensation Committee of the Board or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors will administer the 2003 Plan with respect to grants to independent directors.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options (the “Options”) may be granted under the plan—Incentive and Non-Qualified stock options. In addition, Restricted Stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of Awards under the 2003 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for Options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the Options generally will vest over a specific time period as designated by the Committee upon the awarding of such Options.  During the three months ended April 29, 2006 we granted options under the 2003 Plan to purchase 50,644 shares of common stock at a weighted average exercise price of $39.26 per share.  As of May 5, 2007 there are no shares available for option grants under the 2003 Plan.  However, in the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 17, 2013.

Our 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth development and financial success and to enable us to obtain and retain their services.  The 2006 Plan provides for the grant of options and restricted stock awards.  The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board will administer the 2006 Plan with respect to grants to independent directors.  Awards under the 2006 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan.  Two types of stock options may be granted under the 2006 Plan—Incentive and Non-Qualified stock options.  In addition, Restricted Stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2006 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options.  During the three months ended May 5, 2007, we granted stock options to purchase 95,000 shares of common stock at a weighted average exercise price of $43.42 per share.  All of these grants were from the 2006 Plan.  In the event that any outstanding option granted under the 2006 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.  As of May 5, 2007 we had 155,000 shares available for grants of Awards under the 2006 Plan.

On January 29, 2006, we adopted SFAS 123(R) using the modified prospective method which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.  Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions under the original  SFAS 123.  The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the awards which resulted in stock-based compensation expense during fiscal 2007 which reduced income before income taxes by $705,000 and reduced net income by approximately $450,000.  Stock-based compensation expense recognized under SFAS 123(R) for the three months ended May 5, 2007 was $172,000, as compared to $161,000 for the comparable period in the prior year.

The estimated fair value of options granted during the first fiscal quarters of Fiscal 2008 and Fiscal 2007 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	First Quarter Fiscal 2008	First Quarter Fiscal 2007
Grant Date	March 29, 2007	April 7, 2006
# of Options Granted	95,000	50,644
Expected Dividend Yield	6.9%	6.1%
Expected Volatility	27.9%	31.5%
Avg. Risk-Free Rate	4.53%	4.9%
Expected Life (in years)	4.5	4.5

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of our stock price. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. Our dividend yield is based on the past dividends paid and the current dividend yield at the time of grant.

A summary of activity for the Company’s stock options for the First Quarter is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term (in	Intrinsic
	Shares	Price	years)	Value
Outstanding, at February 3, 2007	206,594	$31.42
Granted	95,000	$43.42
Exercised	(10,523)	$24.88
Canceled/forfeited	—	—

Outstanding, at May 5, 2007	291,071	$35.57	5.63	$3,311,000

Vested and Exercisable at May 5, 2007	95,636	$27.58	4.64	$1,853,000

Non-vested and not exercisable at May 5, 2007	195,435	$39.49	6.12	$1,458,000

As of May 5, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,175,000, which is expected to be recognized over a weighted average period of approximately 3.0 years.    The total fair value of all options which vested during our First Quarter was $369,000.

Trademarks

During the First Quarter the Company acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock.  These payments were made on or prior to April 30, 2007 in accordance with the terms of the agreement, and are shown on our cash flow statement.  We did not acquire any trademarks during the comparable period last year.  Trademark registration and renewal fees which were capitalized during the First Quarter totaled $46,000.  In comparison, for the three months ended April 29, 2006 the total trademark registration and renewal fees capitalized totaled $45,000.

Income Taxes

The income tax provision (benefit) as shown in the statements of operations includes the following:

	Three Months Ended
	May 5, 2007	April 29, 2006
Current:
Federal	$2,502,000	$1,676,000
State	646,000	726,000
Foreign	143,000	794,000

	3,291,000	3,196,000
Deferred:
Federal	246,000	716,000
State	(7,000)	(7,000)

	239,000	709,000

	$3,530,000	$3,905,000

Deferred income taxes are comprised of the following:

	May 5, 2007		February 3, 2007
	Current	Non- Current	Current	Non- Current
Deferred tax assets:
Fixed assets	$—	24,000	$—	$24,000
Tax effect of NOL carryovers	196,000	820,000	272,000	820,000
State income taxes	1,299,000	(17,000)	1,520,000	(14,000)
Compensation	17,000	205,000		179,000

Total deferred tax assets	$1,512,000	1,032,000	$1,792,000	$1,009,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards.  We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Three Months ended	Three Months Ended
	May 5, 2007	April 29, 2006
Tax expense at U.S. statutory rate	35.0%	35.0%
State tax expense, net of federal income tax benefit	4.8	4.8
Other - including FIN 48 effects	1.5	—

Tax provision	41.3%	39.8%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization NOL’s and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382.  The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000.  Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year.  Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount.  As of May 5, 2007, we estimate that we have $2.9 million of federal Section 382 NOLs available that begin to expire in 2008.

Effective at the beginning of the first quarter of 2007, the company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The cumulative effect of applying this interpretation has resulted in a decrease to retained earnings of approximately $0.4 million as of February 3, 2007.  As of February 3, 2007, the total amount of gross unrecognized tax benefits was approximately $9.1 million which is included in income taxes payable in the accompanying balance sheet.  In addition to the unrecognized tax benefit, the Company recorded income taxes receivable of $9.9 million related to expected refunds from foreign jurisdictions in accordance with the implementation of FIN 48.  Of these amounts, approximately $0.1 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The amount of unrecognized tax benefits did not materially change as of May 5, 2007.  We anticipate a $9.0 million decrease to unrecognized tax benefits and a decrease of $9.9 million in income taxes receivable will be recorded during the next 12 months due to the Company’s intention to file amended returns.

In accordance with the adoption of FIN 48, we continue to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income.  As of the date of adoption of FIN 48, the Company accrued $926,000 of interest relating to unrecognized tax benefits.

The Company files U.S. federal and state tax returns. For the federal tax returns, the company is generally no longer subject to tax examinations for years prior to fiscal year 2003.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2001.

(3)    Dividends

On January 30, 2007 we declared a dividend of $6.6 million, or $0.75 per share, which was paid on March 15, 2007.  On April 24, 2007 we declared a dividend of $6.6 million, or $0.75 per share, which is to be paid on June 15, 2007 to shareholders of record as of June 1, 2007.

(4)   Material Agreement

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc., which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All That Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands.  The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West) then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc.  As of February 3, 2007, we had recovered all of our acquisition costs of $2.7 million from the cumulative royalties received from the Carole Little brands, and began accounting for a 45% share of the royalties above these acquisition costs as an expense to Ms. Carole Little (StudioCL Corporation) in the fourth quarter of Fiscal 2007, which continued in our First Quarter.

On April 12, 2007, we entered into an agreement to repurchase from CL Studio Corporation their 45% share of royalties from the Carole Little brands, for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock (the total number of shares issued were 63,068 and were based on a 10-day average closing price of $43.604 per share).  These payments were made on or prior to April 30, 2007 in accordance with the terms of the agreement.  During June 2007, in accordance with the terms of the agreement, we made a final payment of approximately $254,000 to CL Studio Corporation, which represented their final 45% share of Carole Little royalties from our First Quarter.  Hence, we will receive 100% of the royalties earned from the licensing of the Carole Little brands from May 6, 2007 onward as a result of this agreement.

(5)   Related Party Transactions

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

The Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus.  As of May 5, 2007, our accrued liabilities include bonuses payable of $0.7 million, which includes approximately $0.5 million pertaining to Mr. Margolis’ bonus under the Agreement.

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others.  The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values.  The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997.  The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002.  As of May 5, 2007, we had sixteen continuing license agreements covering both domestic and international markets.

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

In November 1997, we reaffirmed our relationship with Target Stores, a division of Target Corporation, by entering into an amended licensing agreement (the “Amended Target Agreement”) which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. The term of the Amended Target Agreement currently extends until January 31, 2009 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the Amended Target Agreement will continue to automatically renew for successive one-year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year.  If Target Stores elects to terminate the Amended Target Agreement, effective January 31, 2009 or at any other time, it would have a material adverse effect on our business, financial condition, cash flow, liquidity and results of operations.  Royalty revenues from Target amount to $6.4 million during the first quarter of Fiscal 2008 as compared to $6.9 million in the comparable first quarter of Fiscal 2007.

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

For example, during fiscal 2001 we assisted Mossimo in locating Target Stores as a licensee of the Mossimo brand and entered into a finders agreement with Mossimo, which provided that we would receive a fixed percentage of all monies paid to Mossimo by Target Stores.  We terminated the finders agreement with Mossimo effective as of October 31, 2006 in exchange for payment of approximately $33 million, and as a consequence we no longer will report any royalty revenues from the finders agreement with Mossimo.

Our Board of Directors recently authorized and approved the extension of the expiration date of our stock repurchase program from January 31, 2006 to January 31, 2008, and increased the number of shares which could currently be repurchased to a total of 800,000.  During the First Quarter we did not repurchase any shares of our common stock.  From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock and there have been no additional share repurchases or retirements subsequent to February 1, 2003.  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•                  Revenue recognition;

•                  Provision for income taxes and deferred taxes;

•                  Impairment of long-lived assets;

•                  Contingencies and litigation; and

•                  Accounting for stock-based compensation.

You should refer to our Annual Report on Form 10-K for the year ended February 3, 2007, for a discussion of our policies on revenue recognition, deferred taxes, impairment of long-lived assets and contingencies and litigation. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the discussion of our policies regarding accounting for stock-based compensation.

Effective at the beginning of the first quarter of 2007, the company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The cumulative effect of applying this interpretation has resulted in a decrease to retained earnings of approximately $0.4 million as of February 3, 2007.  As of February 3, 2007, the total amount of gross unrecognized tax benefits was approximately $9.1 million which is included in income taxes payable in the accompanying balance sheet.  In addition to the unrecognized tax benefit, the Company recorded income taxes receivable of $9.9 million related to expected refunds from foreign jurisdictions in accordance with the implementation of FIN 48.  Of these amounts, approximately $0.1 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The amount of unrecognized tax benefits did not materially change as of May 5, 2007.  We anticipate a $9.0 million decrease to unrecognized tax benefits and a decrease of $9.9 million in income taxes receivable will be recorded during the next 12 months due to the Company’s intention to file amended returns.

In accordance with the adoption of FIN 48, we continue to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income.  As of the date of adoption of FIN 48, the Company accrued $926,000 of interest relating to unrecognized tax benefits.

The Company files U.S. federal and state tax returns. For the federal tax returns, the company is generally no longer subject to tax examinations for years prior to fiscal year 2003.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2001.

Results of Operations

Retail Sales Information

Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent.  However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate.  Fluctuations in retail sales of Cherokee branded products or other product brands that we own or represent may be the result of a variety of factors, including, without limitation:  (i) changes in the number of product categories for which a licensee chooses to use our brands from period-to-period, which generally results in changes in the amount of inventory (utilizing our brands) available for sale from period-to-period; (ii) the number of geographical markets/territories or number of stores in which our licensees are currently selling Cherokee or our other branded products from period-to-period; or (iii) our licensees experiencing changes in retail sales levels as a result of a variety of factors, including fashion-related and general retail sales trends (See Risk Factors).

During the three months ended May 5, 2007 (the “First Quarter”), total sales of merchandise bearing the Cherokee brand were 2% below the total retail sales for the first quarter of last year, with retail sales totaling approximately $558 million in our First Quarter versus approximately $570.3 million in total retail sales for the first quarter of last year.  The estimated retail sales of Cherokee branded merchandise of approximately $558 million for the First Quarter now includes retail sales totals from Mexico ($4.7 million), as we recently modified our license agreement in Mexico to represent a retail direct contract with the retailer Comercial Mexicana, and subsequently receive timely retail sales data.

During the First Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $320.8 million compared to approximately $360.2 million for the three months ended April 29, 2006, or a decline of 10.9%, nearly all of this decline is attributable to the decline in retail sales at Target during April 2007 as compared to April 2006, as retail sales at Target for February and March 2007 were even with sales levels in the same period last year.  As a consequence, our royalty revenues for the First Quarter from Target Stores decreased by 8.1% compared to the comparable period last year.  Tesco’s sales of merchandise bearing the Cherokee brand, which for the First Quarter included the U.K., Ireland, and full quarters from Poland, Czech Republic, Hungary and Slovakia, were $202.3 million in our First Quarter, compared to $171.8 million in the first quarter of last year (which included just the U.K., Ireland, and approximately two months of sales from Poland, Czech Republic, and Slovakia).  Zeller’s sales of merchandise bearing the Cherokee brand were approximately $30.7 million during the First Quarter compared to $29.9 million for the first quarter of last year.

During the First Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $6.9 million in comparison to $12.7 million for the first quarter of last year.  In addition, sales of Carole Little and St. Tropez-West branded products by TJX were approximately $43.4 million in the First Quarter, as compared to $36.3 million for the first quarter of last year.

Royalty Revenues and Expenses

Royalty Revenues were $12.0 million during the First Quarter, which is $1.2 million less than the $13.2 million reported during the three month period ended April 29, 2006.  The revenues for the First Quarter do not include any revenues from Mossimo since the Mossimo Finder’s Agreement was sold during Fiscal 2007, whereas the comparable period last year included $0.8 million of royalties from Mossimo.  Revenues from the Cherokee brand were $11.2 million during the First Quarter compared to $11.5 million for the comparable period last year.  During the First Quarter and the comparable period last year, revenues of $6.4 million and $6.9 million were recognized from Target Stores, which accounted for 53% and 52% of total revenues, respectively.  The decrease in revenues from Target stores was attributable to lower sales of Cherokee branded products during the First Quarter, primarily in the month of April, as retail sales at Target for the first two months of the First Quarter were even with the comparable period last year.  Revenues from Tesco were $4.0 million during the First Quarter compared to $3.4 million for the comparable period last year, with most of the growth due to increased sales of Cherokee branded products in the Tesco Central Europe territories (Czech Republic, Poland, Slovakia, and Hungary), and modest growth from the U.K. and Ireland.  The increased growth from the Tesco Central Europe is primarily from the expansion of product categories, the inclusion of a full quarterly period for the Czech Republic, Poland and Slovakia, and the inclusion of Tesco Hungary, which did not begin selling Cherokee branded products until July 2006.  Revenues from Zellers were $634,000 during the First Quarter compared to $885,000 for the comparable period last year, due primarily to royalty rate reductions.  The retail sales of Cherokee branded products by Zellers were similar in the First Quarter to those of last year.  Royalty revenues from our new retail direct licensee in Mexico, Comercial Mexicana, totaled $157,000 during the First Quarter, as compared to $79,000 in royalty revenues for the comparable period last year (when our licensee for Mexico was a wholesaler).

Revenues from the Sideout brand were $221,000 during the First Quarter compared to $433,000 for the comparable period.  Revenues from Mervyn’s (which is a Sideout brand licensee) during the First Quarter were $189,000 compared to $409,000 for the comparable period last year, due primarily to lower sales of Sideout branded product by Mervyn’s in certain product categories.  First Quarter revenues also included $564,000 from TJX (per our licensing contract for the Carole Little brands), as compared to $471,000 for the comparable period last year.

First Quarter revenues include zero attributable to Mossimo Inc., as compared to $0.8 million for the comparable period last year, as our Mossimo Finder’s Agreement was terminated during fiscal 2007.  In addition, our licensing agreement with Carrefour expired on December 31, 2006, resulting in negligible royalty revenues of $1,000 in our First Quarter (and zero going forward), as compared to $188,000 in the first quarter of last year.

Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers and Tesco, were collectively $4.9 million during the First Quarter compared to $4.6 million for the comparable period last year.  This increase is due to the increase in revenues from Tesco, and in particular, their Central European territories.

We believe that our future revenues from Target may, for the remaining nine months of Fiscal 2008, may be up or flat when compared to the revenues from Fiscal 2007.  We believe that our future revenues from Zellers will continue to be down due to lower royalty rates as compared to last year.  We estimate that our future revenues from Mervyn’s, which were down in the First Quarter, will continue to trend down this year when compared to last year.  Based on Tesco’s sales of Cherokee branded products in the last year and the First Quarter, and Tesco’s expansion of Cherokee branded products into Central Europe and their expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco may continue to grow in the foreseeable future.  Based upon the royalties received for our First Quarter from TJX, we estimate that our future royalty revenues from TJX may be up when compared to the revenues from Fiscal 2007.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $11.8 million as of the end of the First Quarter included accrual for revenues earned from Target Stores, Zeller’s, Mervyn’s, Tesco, and other licensees that are expected to be received in the month or 45 days following the end of the First Quarter.

Selling, general and administrative expenses for the First Quarter were $3.9 million or 32.6% of revenues in comparison to selling, general and administrative expenses of $3.5 million or 26.7% of revenues during the first quarter of last year.  The increase in our selling, general and administrative expenses of about $400,000 during the First Quarter resulted from the following factors, among others:  (i) higher payroll and related expenses of approximately $240,000 partially due to payroll taxes associated with the payment of accrued bonuses from fiscal 2007 resulting from the one-time sale/termination of the Mossimo finders agreement (this payment was made in April 2007); and (ii) a one-time payment of $254,000 pertaining to the 45% royalty share of the Carole Little royalties.  We acquired the 45% share of the Carole Little royalties in April 2007 for approximately $4.0 million and will not incur this $254,000 expense in future periods.  Certain of these expenses were counter-acted by certain lower expenses in various other categories.  In addition, in compliance with our adoption of SFAS 123(R), we recognized $172,000 of expense associated with stock option compensation expenses during the First Quarter, as compared to $161,000 of expense during the first quarter of last year.

During the First Quarter our investment and interest income was $425,000 compared to $127,000 for the comparable period last year.  The increase in interest income is primarily due to higher cash balances during the First Quarter, along with somewhat higher interest rates earned on such cash balances.

During the First Quarter we recorded a tax provision of $3.5 million which equates to an effective tax rate of 41.3% compared to $3.9 million and an effective tax rate of 39.8% recorded for the same period last year.  During the First Quarter our net income was $5.0 million or $0.56 per diluted share, compared to $5.9 million or $0.67 per diluted share for the comparable period last year.  The increase in the First Quarter of our effective tax rate as compared to the prior year was primarily due to our adoption of FIN 48.

Liquidity and Capital Resources

Cash Flows.  On May 5, 2007 we had cash and cash equivalents of $22.4 million.  On February 3, 2007 we had cash and cash equivalents of $44.6 million.  The $22.2 million decrease in cash and cash equivalents during the First Quarter is primarily attributable to the payment of $6.6 million in dividends during the First Quarter, the payment of taxes payable of approximately $11.2 million, and the payment of our previously accrued management and employee bonuses of $8.5 million during the First Quarter.  These were offset by various other items detailed below.

During the First Quarter, cash used in our operations was $14.5 million, compared to cash provided from operations of $2.6 million for the three months ended April 29, 2006.  The use of cash from operations of $14.5 during our First Quarter was primarily due to the payment of accrued compensation of $8.5 million, and the payment of taxes owed from Fiscal 2007 of $11.2 million, while net income during the First Quarter totaled $5.0 million.  Differences to cash provided (used) by operating activities in the First Quarter as compared to the first quarter of last year include an increase in our accounts receivables of $4.6 million, as compared to an increase of $3.0 million last year, along with an increase in taxes receivable (resulting from our FIN 48 analysis and calculations) as compared to zero last year.  Other differences include a decrease in accrued compensation payable of $7.9 million as compared to $3.5 million last year, along with an increase in income taxes payable and other of $1.6 million as compared to an increase of $0.9 million last year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $263,000 in our First Quarter pursuant to SFAS 123 (R) as compared to $161,000 last year, and a decrease in our deferred tax assets of $0.3 million as compared to a decrease of $0.7 million last year.

Cash used by investing activities during the First Quarter was $1.3 million, which was comprised of $24,000 of capital expenditures of office equipment, $46,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands, and also the $1.25 million cash portion of the $4.0 million total acquisition cost of the 45% share of the Carole Little royalty stream which we previously did not own (stock was issued for the $2.75 million non-cash portion of this acquisition price).  In comparison, during the three months ended April 29, 2006, cash used by investing activities was $54,000, which was comprised of $45,000 in trademark registration and renewal fees and $9,000 of capital expenditures of office equipment and related fixed assets.

Cash used in financing activities was $6.3 million during the First Quarter, which included the payment of dividends of $6.6 million in March 2007, which was offset by the excess tax benefit related to stock options exercised of $39,000 in our First Quarter, and also the receipt of $263,000 in proceeds from the exercise of stock options.  In comparison, last year cash used in financing activities was $5.2 million, which included the payment of dividends of $5.3 million in the first quarter of last year, which was offset by the excess tax benefit related to stock options exercised of $7,000 due to a lower number of stock option exercises, and also the receipt of $23,000 in proceeds from the exercise of stock options..

Uses of Liquidity. Our cash requirements through the end of Fiscal 2008 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock.  The declaration and payment of any dividends will be at the discretion of our board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through April 2008; provided that, if our management agreement with our CEO is terminated, we may not have sufficient cash to make the lump sum payment due to Mr. Margolis, which amounted to $26.2 million based on the amounts paid for Fiscal 2007.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of May 5, 2007 we did not have any amounts outstanding under any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of May 5, 2007, we did not have any standby letters of credit nor any standby repurchase obligations.

If our revenues and cash flows during Fiscal 2008 are lower than Fiscal 2007, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands.  If our revenues and cash flows during Fiscal 2008 are materially lower than Fiscal 2007, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities.  However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses and any other agreements.  We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of May 5, 2007 we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business.  For our most recent fiscal year ended February 3, 2007, revenues from international licensing comprised 42% of our consolidated revenues (adjusted to exclude the $33.0 million from our sale of the finders agreement with Mossimo).  When including the one-time $33.0 million in revenues from Mossimo, revenues from our international licensees comprised 24% of our total Fiscal 2007 revenues.  For Fiscal 2008, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $0.5 million, which represents 4% of the total revenues reported for the First Quarter.  Such change is not considered to represent a material effect on our results of operations or cash flow.

Nearly all of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Zellers increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  For example, the royalty revenues from Tesco for the U.K. in our First Quarter reflect an 8.4% favorable change in the exchange rate as compared to the exchange rate used in the comparable period last year.  In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of May 5, 2007.

(b) Changes in internal controls.  Management determined that as of May 5, 2007, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group, and VF Corp. and private label brands such as Faded Glory, Arizona and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.  We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours.  Further, there are numerous risk factors that apply to the businesses of retailers that can affect their level of sales of products that carry our brands.  Any decline in sales by our licensees can adversely affect our revenues.  Factors that may adversely affect retailers include the following:

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

Our business is largely dependent on Royalties from two licensees, Target Stores and Tesco, which accounted for 42% and 32%, respectively, of our consolidated licensing revenues in Fiscal 2007 (excluding the one-time $33.0 million in revenues from the sale of our finders agreement with Mossimo), and accounted for 53% and 34%, respectively, of our First Quarter licensing revenues.

During Fiscal 2007, 42% of our licensing revenues (excluding the one-time $33.0 million in revenues from Mossimo) were generated from Target Stores, a division of Target Corp., and 32% of our licensing revenues were generated from Tesco.  When including the one-time $33.0 million in revenues from Mossimo, Target represented 24% and Tesco represented 18%, respectively, of our total licensing revenues for Fiscal 2007.  Similarly, for our First Quarter, 53% and 34%, respectively, of our licensing revenues were generated from Target Stores and Tesco.  The future termination of either of these license agreements would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner.  The term of the Amended Target Agreement currently extends until January 31, 2009 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater then $9.0 million for the preceding fiscal year.  If Target Stores elects to terminate the Amended Target Agreement, effective after January 31, 2009 or at any other time, it would have a material adverse effect on our business, financial condition and results of operations.  There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores. Nonetheless, we could suffer substantially decreased royalty revenues and cash flow under the Amended Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties required under such agreement.  Similarly, our licensing agreement with Tesco, which covers numerous countries, currently extends until January 31,

2011, and the termination of this licensing agreement at any time, would negatively impact our royalty revenues and cash flow.  Together, these two licensees accounted for 74% of our consolidated licensing revenues in Fiscal 2007 (excluding the one-time $33.0 million in revenues from our sale of the finders agreement with Mossimo), and accounted for 87% of our consolidated licensing revenues in our First Quarter.

We are dependent on our intellectual property and we cannot assure you that we will be able to successfully protect our rights.

We hold various trademarks including Cherokee, Sideout and others in connection with apparel, footwear and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in numerous other countries. We also hold several trademark applications for Cherokee and Sideout in several countries.  We monitor on an ongoing basis unauthorized filings and uses of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights. We believe that such measures afford only limited protection and, accordingly, there can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States.  Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us.  Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

We are dependent on our key management personnel.

Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Chairman and Chief Executive Officer; Howard Siegel, our President; Sandi Stuart, our Executive Vice President, and Russell J. Riopelle, our Chief Financial Officer. Mr. Margolis was initially the primary person responsible for conceiving and implementing our overall business and marketing strategy, and the other executives are currently responsible for executing our strategy.  Mr. Margolis has served as Chairman and Chief Executive Officer since May 1995 after we emerged from bankruptcy in December 1994.  As of May 5, 2007, Mr. Margolis was the beneficial owner of approximately 12.2% of our outstanding common stock. We have a limited number of employees and Mr. Margolis’ and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. While Mr. Margolis’ services are provided pursuant to a management agreement with us, the other executives do not have management agreements. Furthermore, Mr. Margolis’s agreement does not ensure Mr. Margolis’ continued services. The loss of the services of Mr. Margolis or our other key executives could have a material adverse effect on our business prospects, financial condition and results of operations.

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

At the time such payment is due, we may not have sufficient cash to make the lump sum payment to Mr. Margolis, and becoming obligated to make such payment would have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. Under certain circumstances, the obligation to make such lump sum payment to Mr. Margolis could be triggered if a third party were to acquire us, which would increase such third party’s acquisition costs, and, therefore may create an obstacle to strategic transactions.

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

The implementation of new accounting rules related to the accounting for uncertainty in income taxes affected our reported results of operations and will continue to impact our operating results in subsequent periods. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) as of February 4, 2007, as required. In Fiscal 2008 and subsequent periods, the income tax assets and liabilities we recognize for uncertain tax positions, if any, will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the taxing authorities, the related statutes of limitations expire or under other circumstances as provided in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

On April 12, 2007 we entered into an agreement to repurchase the 45% share of royalties for the Carole Little brands held by StudioCL Corporation for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock, payable on or before April 30, 2007, in accordance with the

Amendment to Consent to Use dated April 12, 2007 between Cherokee, StudioCL Corporation, Carole Little and Leonard Rabinowitz (the “Carole Little Agreement”).  On April 26, 2007 we issued 63,068 shares of Cherokee common stock to stockholders of StudioCL Corporation pursuant to the Carole Little Agreement.  The shares issued pursuant to the Carole Little Agreement were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption provided by Section 4(2) under the Securities Act and Regulation D thereunder.

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

Dated:  June 13, 2007

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle Chief Financial Officer