Form 10-K/A
period 2007-02-03
CHEROKEE INC
filed 2007-06-19
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Yes ☐   No  ☒

As of June 14, 2007, the registrant had 8,912,235 shares of its common stock, par value $.02 per share, issued and outstanding.

As of July 28, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $346.3 million (computed on the basis of the last trade of the common stock on the NASDAQ National Market on July 28, 2006).

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended February 3, 2007 as set forth in the pages attached hereto.

This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the principal occupation or employment and principal business of the employer, if any, of each director, as well as his age, business experience, other directorships held by him and the period during which he has previously served as director of the Company.  Certain information regarding our executive officers required by this item is set forth in Part I of our Annual Report on Form 10-K filed on April 17, 2007 under the caption “Executive Officers of the Registrant.”

Name, Age and Present Position with the Company	Principal Occupation for Past Five Years; Other Directorships; Business Experience
Robert Margolis, 59 Director, Chairman of the Board of Directors and Chief Executive Officer

Mr. Margolis has been a director since May 1995. Mr. Margolis was appointed Chairman of the Board of Directors and Chief Executive Officer on May 5, 1995. Mr. Margolis was the co-founder of the Company’s Apparel Division in 1981. He had been the Co-Chairman of the Board of Directors, President and Chief Executive Officer since June 1990 and became Chairman of the Board of Directors on June 1, 1993. Mr. Margolis resigned all of his positions with the Company on October 31, 1993 and entered into a one-year consulting agreement with the Company. Subsequently, Mr. Margolis rejoined us as Chairman and Chief Executive Officer in 1995. Mr. Margolis’ services as Chief Executive Officer are provided pursuant to the terms of the Second Revised and Restated Management Agreement between the Company and The Newstar Group d/b/a The Wilstar Group (“Wilstar”) dated as of November 29, 1999 (the “Management Agreement”). See “Item 13 – Certain Relationships and Related Transactions, and Director Independence” below.

Timothy Ewing, 46 Director

Mr. Ewing has been a director since September 1997. Mr. Ewing, a Chartered Financial Analyst, is the managing partner of Ewing & Partners and the manager of Value Partners, Ltd., a private investment partnership formed in 1989, and of the Endurance Partnerships, formed in 2001. Mr. Ewing has been a member of the board of directors of Harbourton Capital Group (OTC: HBTC) in McLean, Virginia since 2000, and TransWorld Corporation (OTC: TWOC) in New York, New York since 2004. In addition, Mr. Ewing was the chairman until recently and remains an executive board member of the Dallas Museum of Natural History, and sits on the board of directors of The Dallas Opera, the board of trustees of the Baylor HealthCare System Foundation and the advisory board of the Holocaust Studies Program at the University of Texas at Dallas.

Dave Mullen, 72 Director

Mr. Mullen has been a Director since May 2000. For more than nine years, he was the President and CEO of Robinson’s-May in North Hollywood, California until he retired from The May Department Stores in July 1999. Mr. Mullen joined The May Department Stores in March 1988 and from March 1988 to June 1988 was the President and CEO of Goldwater’s in Phoenix, Arizona. From June 1988 to January 1991 he was President and CEO of Filene’s in Boston, Massachusetts and in January 1991 became the President and CEO of Robinson’s-May in North Hollywood.

Jess Ravich, 49 Director

Mr. Ravich has been a Director since May 1995. Mr. Ravich is the Chairman and Chief Executive Officer of Libra Securities, LLC, a Los Angeles based investment banking firm that focuses on capital raising and financial advisory services for middle market corporate clients and the sales and trading of debt and equity securities for institutional investors. Prior to founding Libra in 1991, Mr. Ravich was an Executive Vice President at Jefferies & Co., Inc. and a Senior Vice President at Drexel Burnham Lambert. Mr. Ravich serves on the board of managers of OpBiz, LLC and as the chairman of the board of directors of ALJ Regional Holdings, Inc. In addition to his professional responsibilities, Mr. Ravich is also on the Undergraduate Executive Board of the Wharton School and the Board of Trustees of the Archer School for Girls.

Keith Hull, 54 Director

Mr. Hull has been a director since June 1995. Mr. Hull is currently the Vice President, Marketing and Sales at Global Emergency Resources, LLC, a technology company offering its products to hospitals and public health organizations for critical resource tracking during emergencies. For eight years, Mr. Hull was President of Avondale Fabrics and Corporate Vice President of its parent, Avondale Mills Inc. In 2004, Mr. Hull was named President and COO of Avondale Mills. Avondale Mills is a diversified manufacturer of textiles. In addition, Mr. Hull was a member of the board of the Avondale Foundation from August 2000 to February 2007. From 2002 to June 2006, Mr. Hull was a member of the University of South Carolina - Aiken’s Partnership board.

Meetings and Committees of the Board of Directors

The business affairs of the Company are managed under the direction of the Board of Directors, although the Board of Directors is not involved in day-to-day operations. During the fiscal year ended February 3, 2007 (“Fiscal 2007”), the Board of Directors met five times and took action by written consent on seven occasions. Each director attended at least 80% of all Board of Directors and applicable committee meetings during Fiscal 2007.  The Company encourages all of its directors to attend Annual Meetings of stockholders. All directors attended the 2006 Annual Meeting of stockholders.

The Board of Directors does not currently provide a process for stockholders to send communications directly to the Board of Directors. However, communications may be sent by stockholders to the Secretary c/o Cherokee Inc., 6835 Valjean Avenue, Van Nuys, California 91406, who will forward any received communications to the Board of Directors.

Audit Committee

The primary functions of the Company’s Audit Committee are: to select, evaluate and, where appropriate, replace a firm of independent certified public accountants to conduct, among other things, the annual audit of the Company’s books and records; to review with the independent accountants the scope and results of the annual audit and quarterly reviews prior to the filing of a report on Form 10-K or 10-Q with the Securities and Exchange Commission; to meet with the independent accountants and management in connection with each annual audit to discuss the scope of the audit and the procedures to be followed; to review and discuss the Company’s financial statements with the Company’s management; to consult with the independent accountants and management with regard to the adequacy of the Company’s system of internal accounting and financial controls; to discuss with management and the independent accountants the Company’s practices with respect to risk assessment, risk management and critical accounting policies; to receive from the independent auditors the report required by Independence Standards Board Standard No. 1 as in effect at that time and discuss it with the independent auditors; to review and reassess annually the adequacy of its charter; to prepare a report each year for inclusion in the Company’s annual Proxy Statement; and to pre-approve all auditing services and permitted non-audit services to be performed for the Company by its independent accountants. The Cherokee Board of Directors has adopted a written charter for the Audit Committee, which is available on the Company’s website at www.thecherokeegroup.com.  In addition, the Board of Directors has determined that all of the members of the Audit Committee are “independent,” as defined by the rules of The Nasdaq Stock Market, Inc. and Rule 10A-3 of the Exchange Act.

In Fiscal 2007, the Audit Committee consisted of three non-employee directors: Mr. Hull, Mr. Mullen and Mr. Ravich (Chairman), and Mr. Ravich is the Company’s designated Audit Committee Financial Expert.The Audit

Committee met six times during Fiscal 2007. All members of the Audit Committee attended all of the Audit Committee meetings in Fiscal 2007.

Any stockholder or employee may submit at any time a complaint or concern to the Audit Committee regarding any questionable accounting, internal accounting controls or auditing matters concerning the Company by writing c/o Keith Hull, Cherokee Inc., 6835 Valjean Avenue, Van Nuys, California 91406.

Compensation Committee

The Company’s compensation program for executive officers is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is responsible for setting and administering executive officer salaries and the annual bonus and long-term incentive plans that govern the compensation paid to the Company’s executives. The Compensation Committee consists of Mr. Ewing (Chairman), Mr. Ravich and Mr. Hull, all of whom are non-employee directors and outside directors within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and Section 162(m) of the Internal Revenue Code, respectively. The Board of Directors has determined that all of the members of the Compensation Committee are “independent,” in accordance with Rule 4350(c) of The Nasdaq Stock Market, Inc. (the “Nasdaq Rules”). The Compensation Committee met twice during Fiscal 2007 and took action by written consent on two occasions during Fiscal 2007.

Compensation Committee Interlocks and Insider Participation

Except for Mr. Margolis, who is a director and Chief Executive Officer of the Company, as well as the sole shareholder of Wilstar, none of the executive officers of the Company has served on the Board of Directors or on the Compensation Committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Company.

Nominating Committee

The Company does not have a standing nominating committee, which the Board of Directors determined is not necessary given the relatively small size of the Company’s Board of Directors and management team, limited scope of operations and simplicity of the Company’s business. In accordance with the Nasdaq Rules, commencing in fiscal year 2004, only the members of the Board of Directors who qualify as “independent directors” within the meaning of Rule 4200(a)(15) of the Nasdaq Rules will perform the functions of the nominating committee. These functions include reviewing and recommending to the full Board of Directors issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; and making recommendations regarding proposals submitted by stockholders. The independent directors will evaluate nominees recommended by stockholders in the same manner as they evaluate other nominees. A stockholder who wishes to suggest a prospective nominee for the Board of Directors should notify the Company, the Secretary of the Company or any independent director in writing with any supporting material the stockholder considers appropriate. The independent directors will review each potential candidate’s qualifications, including the following criteria: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; experience in the Company’s industry and with relevant social policy concerns; experience as a board member of another publicly held company; academic expertise in an area of the Company’s operations; and practical and mature business judgment.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file various reports with the Securities and Exchange Commission and the National Association of Securities Dealers concerning their holdings of, and transactions in, securities of the Company. The Securities and Exchange Commission rules also require that copies of these filings be furnished to the Company.

To the Company’s knowledge, based solely on its review of copies of such reports received or written representations from certain reporting persons that no other reports were required during Fiscal 2007, all Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders were met during Fiscal 2007, except the following reports which were filed late: (i) one report by Mr. Riopelle relating to a transaction in April 2006, (ii) one report by Mr. Sass relating to a transaction in April 2006, (iii) one report by Mr. Siegel relating to a transaction in May 2006, (iii) two reports by Mr. Nawrocki, one relating to a transaction in April 2006 and one relating to a transaction in December 2006.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers (including the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions), employees, agents and consultants. This Code satisfies the requirements of a “code of business conduct and ethics” under Rule 4350-7 of the Nasdaq Rules and a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis explains the Company’s policies and philosophies regarding executive compensation and the material elements of the compensation awarded to, earned by, or paid to each of the Company’s Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (collectively, the “Named Executive Officers”) during the last completed fiscal year.

Compensation Policies and Philosophy

The Compensation Committee currently oversees the design and administration of our executive compensation program.  The Compensation Committee’s primary objectives in structuring and administering our executive officer compensation program are to:

•                  attract, reward and retain executive officers who contribute to the Company’s success;

•                  provide economic incentives for executive officers to achieve the Company’s business and financial objectives by linking the executive officers’ compensation to the performance of the Company;

•                  strengthen the relationship between executive pay and stockholder value; and

•                  reward individual performance.

To achieve the above listed objectives, the Compensation Committee endeavors to implement and maintain compensation packages that are performance-oriented and designed to link the Company’s strategic business objectives, specific financial performance objectives and the enhancement of stockholder returns with the compensation of the Company’s executives, including the Named Executive Officers, using a combination of base salary, cash bonuses and stock options.  The Compensation Committee evaluates and determines individual executive performance considering, among other things, the following factors: (1) the individual’s ability to perform assigned tasks; (2) the individual’s knowledge of his or her job; and (3) the individual’s ability to work with others toward the achievement of the Company’s goals.  The Compensation Committee also evaluates corporate performance by considering factors such as the Company’s performance relative to the business environment and the success of the Company in meeting its business and financial objectives.  In reviewing the above listed factors regarding both individual and corporate performance, the Compensation Committee relies on its subjective evaluations of such factors.  We believe that it is important to reward excellence, leadership and outstanding long-term company performance in a form designed to retain and motivate executives while aligning their incentives with continued high levels of performance.

The Compensation Committee’s practice is to establish the annual compensation packages for our executive officers after the completion of the audit for the prior year. In the first quarter of each fiscal year, typically in March or April, in connection with annual performance reviews, the Compensation Committee together with the Chief Executive Officer evaluates and determines executive compensation packages.  Performing this process after the end of the prior year allows the Compensation Committee to incorporate data on the company’s performance during the prior year into its analysis and to conduct an assessment of the executives’ contribution to the Company’s overall performance. The Compensation Committee then compiles the information to establish annual base compensation and performance-related incentives and make adjustments to long-range compensation incentives as appropriate to reflect achievement against prior awards. The Compensation Committee may conduct additional analyses of compensation trends and assessments of the Company’s competitive position at other times during the year to address changes in the market for executive services or special circumstances affecting the Company.

All equity incentive awards to the Company’s executive officers are granted by the Compensation Committee, typically at its first quarter meeting at which executive compensation for the coming year is determined, which is generally scheduled several months in advance. For retention purposes or to reflect changes in responsibilities or similar events or circumstances, the Compensation Committee may also grant equity awards at other times during the year. Equity incentive awards to newly-hired executive officers are generally granted at the first regularly-scheduled Compensation Committee meeting following the individual’s date of hire. The exercise price for all stock option grants is set at a price equal to the closing price per share of the Company’s common stock as reported by Nasdaq on the date of grant. In March 2007, the Compensation Committee established the cash and equity compensation for the executive officers for Fiscal 2008. A summary of such compensation is included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2007.

Components of Compensation

The compensation of executive officers consists of three principal components: base salary, cash incentive bonuses and stock options. The Compensation Committee believes that the combination of these elements is essential to attracting and retaining talented and hard-working individuals and aligning their incentives with the interests of our stockholders. The Compensation Committee does not adopt express formulae for weighting different elements of compensation or for allocating between long-term and short-term compensation but strives to develop comprehensive packages that are competitive with those offered by other companies with which the Company competes to attract and retain talented executives.

Base Salary

Executive Officer Salaries

The Compensation Committee conducts an annual review of the base salary for each senior executive officer, including Named Executive Officers.  Each year after the completion of the Company’s fiscal year end audit, in connection with performing annual performance reviews, the Chief Executive Officer makes initial compensation recommendations with respect to the executive officers other than the Chief Executive Officer, for salaries and raises.  The Chief Executive Officer provides his recommendations and the reasons for his recommendations to the Compensation Committee, which reviews the Chief Executive Officer’s recommendations and makes a final determination.  In considering executive officers’ salaries, the Chief Executive Officer and the Compensation Committee consider the individual and corporate performance factors outlined above, and put particular emphasis on the success of the Company in meeting its business and financial objectives and the overall contribution of each executive officer in helping to attain those objectives.  The Compensation Committee also considers each executive officer’s qualifications, duties and responsibilities.  Decisions with respect to executive compensation are made at the Compensation Committee’s annual year-end meeting.

CEO Salary

The annual base compensation payable to Mr. Margolis for providing his executive management services as the Company’s Chairman of the Board and Chief Executive Officer are governed by the Management Agreement. See the description of the Management Agreement under “Item 13 — Certain Relationships and Related Transactions, and Director Independence” below which is incorporated herein by this reference.  The Compensation Committee exercises no discretion with respect to Mr. Margolis’ base salary.

Cash Bonuses

Executive Officers Bonuses

The Company’s executives are eligible to receive cash incentive bonuses on an annual basis.  This element of compensation is designed to motivate the Company’s employees to meet the business and financial objectives of the Company because it is tied to the profitability of the Company.  After the completion of the audit for the prior fiscal year and in connection with annual performance reviews, the CEO determines initial recommendations with respect to cash incentive bonuses for the executive officers other than the CEO, taking into account the achievement of company-specific performance measures and individual-specific objectives for the applicable fiscal year as well as the contribution of the executive to the overall success and achievements of the Company.  The Chief Executive Officer provides his recommendations to the Compensation Committee.  The Compensation Committee reviews and discusses the Chief Executive Officer’s recommendations and makes a final determination regarding cash incentive bonuses for the Company’s executive officers at its year-end meeting.

CEO Bonus

The Management Agreement provides for an annual performance bonus to Mr. Margolis if and to the extent that the Company meets certain EBITDA thresholds as described below.  See the description of the Management Agreement under “Item 13 – Certain Relationships and Related Transactions, and Director Independence” below which is incorporated herein by this reference.  The Compensation Committee exercises no discretion with respect to Mr. Margolis’ performance bonus.

Equity Compensation

The Compensation Committee is authorized to grant employees stock options under The Cherokee 2006 Incentive Award Plan.  Stock options are granted under the plan with exercise prices equal to or above the market price of the Company’s common stock on the date of grant and generally vest in annual installments over two or three years. Since stock options have value only if the price of the Company’s common stock increases over the exercise/grant price, the Compensation Committee believes that stock option grants to executive officers provide incentives for executive officers to build stockholder value and thereby align the interests of the executive officers with the stockholders. The Compensation Committee also believes that these grants, which may vest over a period of two or more years, provide incentives for executive officers to remain with the Company.  In determining the number of options granted in any fiscal year, the Compensation Committee considers such factors as the seniority of the executive officer, the contribution that the executive officer is expected to make to the Company in the coming years and has made to the Company in the past, and the size of prior grants to the executive officer.  The Compensation Committee generally determines option grants for executive officers and employees other than the Chief Executive Officer, based on recommendations from the Chief Executive Officer made in connection with annual performance reviews.  However, the Compensation Committee may from time to time also grant options based on individual and corporate achievements and other factors.  Stock option grants are typically determined at the Compensation Committee’s year-end meeting, which is typically scheduled several months in advance.  The Company does not time the release of material nonpublic information based on stock option award grant dates.

Perquisites

The Company annually reviews the perquisites that senior executives receive.  Generally, the Company’s senior executives are entitled to no benefits that are not otherwise available to all of its employees.

Other Benefits

The Company maintains broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Participants in the 401(k) plan are permitted to contribute to the plan through payroll deductions within statutory and plan limits. Participants may select from a variety of investment options. Investment options do not include the Company’s common stock. In addition, the Company provides a matching contribution of up to 4% of each eligible employee’s salary per year.

Employment Agreements; Potential Payments Upon Termination of Employment and Change-in-Control

Management Agreement

Mr. Margolis is entitled to payments upon the termination of the Management Agreement by the Company other than for cause or the termination of the Management Agreement by Mr. Margolis as a result of the Company’s material breach of the Management Agreement as discussed in detail below.  See “Item 13 – Certain Relationships and Related Transactions, and Director Independence” below which is incorporated herein by this reference.

No Other Agreements

There are no other employment agreements between the Company and other executive officers or employees of the Company and no other executive officers are entitled to any payments upon termination or a change of control that are not generally available to all of the Company’s employees.

162(m) Tax Deductibility

Section 162(m) of the Internal Revenue Code limits the deductibility of certain otherwise deductible compensation in excess of $1.0 million paid to the Named Executive Officers. It is the policy of the Compensation Committee to attempt to have all executive compensation treated as tax-deductible compensation wherever, in the judgment of the Compensation Committee, to do so would be consistent with the objectives of the compensation plan under which the compensation is paid. However, this policy does not rule out the ability to make awards or to approve compensation that may not qualify for the compensation deduction. The Compensation Committee may elect to approve awards or grant compensation to executive officers which are not deductible by the Company under Section 162(m) of the Internal Revenue Code.

Summary Compensation Table

The following table sets forth the compensation paid to or earned from the Company during Fiscal 2007 by the Named Executive Officers:

Name and Principal Position	Fiscal Year	Salary $	Bonus $ (3)	Option Awards (1)	All Other Compensation $ (2)	Total Compensation $
Robert Margolis Chairman and Chief Executive Officer (4)	2007	737,000	8,002,000	—	21,000	8,760,000
Russell J. Riopelle Chief Financial Officer	2007	290,000	80,000	112,000	14,000	496,000
Howard Siegel President —Operations	2007	300,000	80,000	—	17,000	397,000
Sandi Stuart Executive Vice President	2007	300,000	60,000	—	19,000	379,000
Mark Nawrocki Senior Vice President	2007	250,000	75,000	178,000	11,000	514,000

(1)           Amounts reflect the dollar amount recognized by the Company for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), for all outstanding awards received by each Named Executive Officer during Fiscal 2007.  The Company does not have compensation pertaining to a Non-Equity Incentive Plan, nor does it have any Pension Plans or Nonqualified Deferred Compensation Earnings.  The assumptions we use in calculating these amounts are discussed in Note 8 of the Notes to our consolidated financial statements for Fiscal 2007.

(2)           The All Other Compensation column includes the employer paid health insurance premiums and the employer contributions to the Named Executive Officer’s 401(k) Plan paid on his or her behalf.

(3)           Represents amounts earned in Fiscal 2007, but paid in April 2007.

(4)           The management services of Mr. Margolis as the Company’s Chairman of the Board and Chief Executive Officer are provided pursuant to the Management Agreement.  Under the Management Agreement, Mr. Margolis is eligible to receive both base compensation and annual cash bonuses for providing management services.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during Fiscal 2007:

Estimated Future Payouts Under Equity Incentive Plan Awards

Name/Award	Grant Date	Target # of Options	Exercise or Base Price of Option Awards $/sh	Grant Date Fair Value of Stock and Options Awards $ (2)
Robert Margolis	—	—	—	—
Russell J. Riopelle Stock Options (1)	4/7/2006	15,644	$39.26	$112,000
Howard Siegel	—	—	—	—
Sandi Stuart	—	—	—	—
Mark Nawrocki Stock Options (1)	4/7/2006	25,000	$39.26	$178,000

(1)           Consists of stock options that vest ratably over a 3-year period, beginning on the first anniversary of the date of grant.  Vesting is contingent on continued employment.

(2)           Amounts reflect the dollar amount recognized by the Company for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), for all outstanding awards received by each Named Executive Officer during Fiscal 2007.  The assumptions we use in calculating these amounts are discussed in Note 8 of the Notes to our consolidated financial statements for Fiscal 2007.

OUTSTANDING EQUITY AWARDS AT FEBRUARY 3, 2007

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date

Robert Margolis	—	—	—	—

Russell J. Riopelle
Stock Options	3,836	6,770	$20.61	2/9/2014
	19,793	9,897	$23.12	4/7/2011
	3,333	6,667	$34.62	6/30/2012
	—	15,644	$39.26	4/7/2013

Howard Siegel
Stock Options	—	3,334	$23.12	4/7/2011
	2,671	6,667	$34.62	6/30/2012

Sandi Stuart
Stock Options	3,333	3,334	$23.12	4/7/2011
	3,333	6,667	$34.62	6/30/2012

Mark Nawrocki
Stock Options	333	16,667	$33.98	6/14/2012
	—	25,000	$39.26	4/7/2013

(1)           Consists of stock options that vest ratably over a 3-year period, beginning on the first anniversary of the date of grant.  Vesting is contingent on continued employment.

OPTIONS EXERCISED AND STOCK VESTED

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Robert Margolis	—	—
Russell J. Riopelle	4,852	$93,352
Howard Siegel	3,995	$59,746
Sandi Stuart	—	—
Mark Nawrocki	8,000	$68,891

(1)           Represents the net amount realized from all option exercises during Fiscal 2007 with the net amount representing the difference between the exercise price and the fair market value of the common stock on the date of exercise.  In cases involving an exercise and immediate sale, the value was calculated on the basis of the actual sale price.  In cases involving an exercise without immediate sale, the value was calculated on the basis of our closing stock price on the date of exercise.

Directors’ Remuneration and Stock Options

For their services on the Board of Directors during Fiscal 2007, each non-employee director was paid a retainer fee of $25,000 per annum. The fees are paid in quarterly increments. In addition to the general retainer for board service, non-employee directors who serve on board committees are entitled to additional compensation as follows:  Audit Committee members received $5,000 and Compensation Committee members received $2,500 per each formal meeting and Audit Committee members also receive an additional retainer fee of $15,000 per annum.

During the fiscal year ended January 28, 2006 (“Fiscal 2006”) and Fiscal 2007 none of the current directors exercised any stock options to purchase common stock of Cherokee Inc.

Directors’ Remuneration for Fiscal 2007

The following table sets forth certain information concerning the compensation of the Company’s directors for Fiscal 2007:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Tim Ewing	$30,000	$30,000
Keith Hull	$75,000	$75,000
Dave Mullen	$70,000	$70,000
Jess Ravich (1)	$125,000	$125,000

(1)           During the fourth quarter of Fiscal 2007, in connection with the closing of the termination of the Finder’s Agreement between the Company and Mossimo, Inc. (“Mossimo”) dated as of March 2000 (the “Finder’s Agreement”), which resulted in a payment to the Company of $33.0 million, the Company awarded director Jess Ravich a bonus in the amount of $50,000 for his extraordinary board services.  Mr. Ravich closely oversaw management’s activities in connection with the negotiation and consummation of the termination of the Finder’s Agreement and the previously disclosed Termination and Settlement Agreement between the Company and Iconix Brand Group, Inc. (“Iconix”) entered into as of April 27, 2006 in connection with Iconix’s acquisition of Mossimo.  The Board determined that given the size and the complexity of these transactions, close board oversight was appropriate, and the $50,000 bonus was paid for the additional time performing such oversight.  The payment was approved by the disinterested members of the Company’s Board of Directors.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

ON EXECUTIVE COMPENSATION

The Compensation Committee establishes and oversees the design and functioning of the Company’s executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the fiscal year ended February 3, 2007.

COMPENSATION COMMITTEE

Timothy Ewing

Jess Ravich

Keith Hull

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table includes information as to the number of shares of our common stock beneficially owned as of April 20, 2007, by the following:

•      each stockholder known by the Company to beneficially own more than 5% of the outstanding shares of its common stock;

•      each director and nominee;

•      each Named Executive Officer; and

•      all of the Named Executive Officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares.  Unless otherwise indicated below, to the Company’s knowledge, all persons named in the table have sole voting and investment power with respect to shares of common stock identified below, except to the extent authority is shared by spouses under applicable law.  Beneficial ownership includes any shares that the person has the right to acquire within 60 days of April 20, 2007, through the exercise of any stock option or other equity right.  Shares that a person has the right to acquire are deemed to be outstanding for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

The Company has no outstanding warrants, convertible preferred stock or convertible debt.  Unless otherwise indicated in the notes to the table, the address of each director, Named Executive Officer and 5% stockholder listed in the table below is c/o Cherokee Inc., 6835 Valjean Avenue, Van Nuys, CA  91406.  As of April 20, 2007, there were 8,841,833 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
5% Stockholders
Robert Margolis (1)	1,079,733	12.2%
Barclays Global Investors, NA (2)	938,938	10.6%
Kayne Anderson Rudnick Investment Management, LLC (3)	641,425	7.3%
FMR Corp. (4)	556,613	6.3%
Directors
Robert Margolis (1)	1,079,733	12.2%
Jess Ravich	24,670	*
Keith Hull	10,000	*
Tim Ewing	123,978	1.4%
Dave Mullen	5,000	*
Other Named Executive Officers
Howard Siegel (5)	49,616	*
Sandi Stuart (6)	63,333	*
Russell J. Riopelle (7)	56,695	*
Mark Nawrocki (8)	8,666	*

All executive officers and directors as a group (9 persons) (9)	1,421,691	16.1%

(1)           Includes 794,733 shares held directly by Robert Margolis, and 135,000 shares owned by The Newstar Group, Inc. d/b/a The Wilstar Group (“Wilstar”). Mr. Margolis is the sole shareholder of Wilstar.  Also includes 150,000 shares contributed to the Robert Margolis Foundation, Inc. Mr. Margolis expressly disclaims beneficial ownership of the shares held by the Robert Margolis Foundation.

(2)           The information reported is based on a Schedule 13G dated January 23, 2007, filed with the Securities and Exchange Commission by Barclays Global Investors, NA and affiliated entities.  Barclays Global Investors, NA reports its address as 45 Fremont Street, San Francisco, CA  94105.

(3)           The information reported is based on a Schedule 13G dated February 5, 2007,  filed with the Securities and Exchange Commission by Kayne Anderson Rudnick Investment Management, LLC.  Kayne Anderson Rudnick Investment Management, LLC reports its address as 1800 Avenue of the Stars, 2nd Floor, Los Angeles, CA  90067.

(4)           The information reported is based on a Schedule 13G dated February 14, 2007, filed with the Securities and Exchange Commission by FMR Corp. and affiliated entities.  FMR Corp. reports its address as 82 Devonshire Street, Boston, MA  02109.

(5)           Includes 6,004 shares of our common stock issuable upon the exercise of stock options exerciseable within sixty days of April 20, 2007.

(6)           Includes 10,000 shares of our common stock issuable upon the exercise of stock options exerciseable within sixty days of April 20, 2007.

(7)           Includes 43,991 shares of our common stock issuable upon the exercise of stock options exerciseable within sixty days of April 20, 2007.

(8)           Includes 8,666 shares of our common stock issuable upon the exercise of stock options exerciseable within sixty days of April 20, 2007.

(9)           Includes 76,161 shares of our common stock issuable upon the exercise of stock options exerciseable within sixty days of April 20, 2007.

Equity Compensation Plan Information

The Company currently maintains three compensation plans, the 1995 Incentive Stock Option Plan, the 2003 Incentive Award Plan and the 2006 Incentive Award Plan. All of these stock option award plans provide for the issuance of common stock to officers and other employees and directors, and has previously been approved by the Company’s stockholders. The following table sets forth the information regarding outstanding options and shares reserved for future issuance under the 1995 Incentive Stock Option Plan, the 2003 Incentive Award Plan and the 2006 Incentive Award Plan as of April 20, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans, as of February 3, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities referenced in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—1995 Plan (1)	10,606	$20.61	—
Equity compensation plans approved by security holders—2003 Plan (2)	195,988	$32.01	—
Equity compensation plans approved by security holders—2006 Plan (3)	—	—	250,000
Equity compensation plans not approved by security holders	—	—	—
Total	206,594	$28.16	250,000

(1)           The Cherokee Inc. 1995 Incentive Stock Option Plan expired on July 24, 2005.  However, options previously granted under this plan remain outstanding until the earlier of expiration or exercise. In the event that any outstanding option under the plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.

(2)           All of the shares available under the 2003 Incentive Award Plan have been awarded.  In the event that any outstanding option under the plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall again be available for options under the plan as if no option had been granted with respect to such shares.

(3)           As of February 3, 2007, there were 250,000 shares available for grant under the 2006 Incentive Award Plan.  On March 29, 2007 a total of 95,000 of these 250,000 shares available for grant under the 2006 Incentive Award Plan were awarded to employees for performance during Fiscal 2007. Such options: (i) have an exercise price equal to $43.42, which was the closing price of the stock on March 29, 2007, the date of the grant, (ii) vest ratably over three years, and (iii) expire on March 29, 2014, which is seven years from the date of grant. In the event that any outstanding option under the plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall again be available for options under the plan as if no option had been granted with respect to such shares.

Item 13.  Certain Relationships Related Transactions, and Director Independence.

Management Agreement

Overview

Mr. Margolis’ management services as the Company’s Chairman of the Board and Chief Executive Officer are provided pursuant to the Management Agreement.  The current Management Agreement replaced a similar management agreement with Wilstar that was entered into on May 4, 1995. Mr. Margolis is the sole shareholder of Wilstar and Wilstar assigned the Management Agreement to Mr. Margolis in accordance with its terms in January of 2001.

The Management Agreement provides for base and bonus compensation for Mr. Margolis as discussed below.  The Management Agreement was approved by both the Compensation Committee and the disinterested members of the Board of Directors.  Additionally, the provisions of the Management Agreement regarding the annual cash performance bonus and the performance goals related thereto were submitted to and approved by the stockholders of the Company in January 2000.  The material terms of the Management Agreement are summarized below.

Base Salary

The Management Agreement set Mr. Margolis’ annual base salary for the Company’s fiscal year ended January 29, 2000 at $587,450 and provides for annual increases to Mr. Margolis’ base salary if and to the extent that there is an increase in the Consumer Price Index for All Urban Consumers, Los Angeles – Riverside – Orange County, CA, All Items, compiled by the United States Department of Labor, Bureau of Labor Statistics.  As a result of such increases, Mr. Margolis’ base salary under the Management Agreement was $736,996 for Fiscal 2007 and was increased to $760,551 for the fiscal year ending February 2, 2008 (“Fiscal 2008”).

Performance Bonus

The Management Agreement provides for payment of an annual performance bonus for each fiscal year in which the Company’s EBITDA is at least $5.0 million equal to (x) 10% of the Company’s EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of the Company’s EBITDA for such fiscal year in excess of $10.0 million. For purposes of making such calculations, EBITDA is determined based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles and is reduced by all accrued compensation expenses attributable to any compensation paid or payable to Mr. Margolis under the Management Agreement, including base compensation and cash bonuses payable to Mr. Margolis.

Initial Term and Extensions

The initial term of the Management Agreement was until February 2, 2002. However, if the Company’s consolidated pre-tax earnings, as set forth in its audited financial statements for any of its fiscal years during the term of the Management Agreement, commencing with fiscal 2000: (a) are no less than 80% of the consolidated pre-tax earnings contained in the budget submitted to and approved by the Compensation Committee for such fiscal year, and (b) are also no less than the consolidated pre-tax earnings for the immediately preceding fiscal year, then the termination date of the Management Agreement is automatically extended an additional year. There may be any number of such extensions if the foregoing tests are met on multiple occasions. The foregoing test has been met in each of the Company’s fiscal years since fiscal 2000, and therefore the term of the Management Agreement currently extends to February 1, 2010.  However, due to the significant increase in pre-tax earnings in Fiscal 2007 related to the termination of the Finder’s Agreement, it is not likely that the term will extend again after completion of Fiscal 2008 unless the Company completes an extraordinary transaction of similar scope.

Composition of the Board of Directors

The Management Agreement provides that if the Company’s board is comprised of five directors, the Company will use its commercially reasonable best efforts to ensure (a) that one director is nominated by Mr. Margolis (the “Wilstar Director”); (b) that one director (the “Investor Director”) is nominated by the members of the group, other than Mr. Margolis, that filed a Schedule 13-D, dated April 24, 1995, with respect to the purchase of the Company’s common stock (collectively, the “Outside Investors”); and (c) that three directors are nominated by the non-Wilstar non-Investor Directors (the “Other Directors”). If there are seven directors, the Company will use its commercially reasonable best efforts to ensure that a second Investor Director is nominated by the Outside Investors and four directors are nominated by the Other Directors. If there are nine directors, the Company will use its commercially reasonable best efforts to ensure that, in addition to the Wilstar Director and the Investor Directors described above, one director is nominated by Mr. Margolis and the Outside Investors together (the “Wilstar/Investor Director”) and five directors are nominated by the Other Directors. If the Board of Directors is expanded, the Company will use its commercially reasonable best efforts to ensure that Mr. Margolis is able to maintain his proportionate representation. The Management Agreement also provides that the Company will use its commercially reasonable best efforts to ensure that the Board of Directors will have an audit and a compensation committee, each of which will be comprised of three members, one of whom shall be an Investor Director and two of whom shall be selected by the entire Board of Directors from all of the remaining directors, other than the Wilstar Director.

In addition to the events of termination described below under the title “Events of Termination,” Mr. Margolis may elect to treat the following events relating to the composition of the Board of Directors as a breach of the Management Agreement by the Company:

•      the size of the Board of Directors is increased or decreased without Mr. Margolis’ maintaining or increasing his proportionate representation;

•      the Wilstar Director, the Investor Directors or the Wilstar/Investor Director, as applicable, are not elected to the Board of Directors or are not put on the slate of directors recommended to the Company’s stockholders or any such director is removed from the Board of Directors without Mr. Margolis’ prior approval; or

•      without Mr. Margolis’ consent, he is not elected Chairman of the Board.

Mr. Margolis has waived any rights under the Management Agreement with respect to the nomination, election or appointment of an Investor Director to the Board of Directors or the audit or compensation committees until the 2008 annual meeting of stockholders.

Events of Termination

Mr. Margolis may terminate the Management Agreement if the Company materially breaches any of the terms and conditions of the Management Agreement or fails to perform its material obligations thereunder. Unless initiated or consented to by Mr. Margolis, the occurrence of any of the following will be deemed to be a material breach of the Management Agreement:

•      the assignment to Mr. Margolis of any duties materially inconsistent with, or the diminution of Mr. Margolis’ positions, titles, offices, duties and responsibilities with the Company or any removal of Mr. Margolis from, or any failure to re-elect Mr. Margolis to, any titles, offices or positions held by Mr. Margolis under the Management Agreement, including the failure of the Board of Directors to elect Mr. Margolis or his designee as Chairman of the Board or the failure to elect, or the removal of, any Wilstar or Outside Investor nominee as director from the slate of directors recommended to the Company’s stockholders by the Board of Directors;

•      except as in accordance with the Management Agreement, a reduction by the Company in the base compensation or any other compensation provided for in the Management Agreement;

•      a change or relocation of Mr. Margolis’ offices at the Company that materially and adversely affects Mr. Margolis’ working environment; or

•      any other substantial, material and adverse changes in Mr. Margolis’ working conditions imposed by the Company.

The Board of Directors may terminate the Management Agreement at any time without cause. If appropriate, the Board of Directors may also terminate the Management Agreement “for cause.” “For cause” is limited to the willful misfeasance or gross negligence on the part of Mr. Margolis in connection with the performance of his duties pursuant to the Management Agreement, which willful misfeasance or gross negligence directly causes material harm to the assets, business or operations of the Company. The Management Agreement will terminate immediately upon Mr. Margolis’ death and may be terminated by the Board of Directors if Mr. Margolis fails to render services to the Company for a substantially continuous period of six months because of Mr. Margolis’ physical or mental disability during such period.

Payments to Mr. Margolis if the Management Agreement Is Terminated

If the Management Agreement is terminated for any reason by either the Company or Mr. Margolis, the Company will:

•      pay Mr. Margolis’ base compensation through the date of termination;

•      reimburse Mr. Margolis for all expenses incurred through the date of termination;

•      provide ongoing indemnification for Mr. Margolis and ongoing insurance coverage comparable to the insurance offered to other terminated directors, officers or employees of the Company; and

•      pay Mr. Margolis any unpaid performance bonuses earned during the fiscal year in which the Management Agreement is terminated; unpaid performance bonuses will be calculated using the results of the whole fiscal year during which the Management Agreement is terminated, but will be pro rated for the number of full months occurring in such fiscal year prior to the date of termination.

In addition to the payments and other compensation described above, if the Company terminates the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after the Company materially breaches any of the terms and conditions thereof or fails to perform its material obligations thereunder, the Company will pay Mr. Margolis, within 60 calendar days after the date of termination, a lump sum in cash equal to three times the sum of (a) Mr. Margolis’ base compensation at the rate in effect at the date of the termination and (b) the “Previous Performance Bonus” (the “Termination Payment”).  The “Previous Performance Bonus” means an amount equal to the performance bonus received by Mr. Margolis under Section 3.3 of the Management Agreement in the Company’s last full fiscal year ending prior to the date of termination.  Mr. Margolis’ current annual base compensation (in Fiscal 2008) is $760,551 and his performance bonus for Fiscal 2007 was approximately $8.0 million.  Thus, if the termination payment was calculated based on Mr. Margolis’ current base salary and Fiscal 2007 performance bonus, he would be entitled to a lump sum payment of approximately $26.3 million.

Cap on Payments Contingent on a Change in Control

If any payments to Mr. Margolis under the Management Agreement are determined to result in the non-deductibility of some or all of such payments under Section 280G of the Code, the payments to Mr. Margolis will be reduced to the maximum amount that is payable without causing such payments to be nondeductible by the Company.

Procedures for Approval of Related Party Transactions

The Company’s policy is to require that any transaction with a related party required to be reported under applicable Securities and Exchange Commission rules, other than compensation-related matters and waivers of its code of business conduct and ethics, be reviewed and approved or ratified by a majority of independent, disinterested directors. The Company has not adopted procedures for review of, or standards for approval of, these transactions, but instead reviews such transactions on a case-by-case basis.

For information with respect to other transactions and relationships between the Company and certain executive officers, directors and related parties, see “Compensation Committee Interlocks and Insider Participation” above.

Board Member Independence

The Board of Directors has determined that, except for Mr. Margolis, all of the members of the Board of Directors are “independent” as independence is defined in the Nasdaq Stock Market qualification standards. Mr. Margolis is not considered independent because he is currently employed by the Company.

Item 14.  Principal Accountants Fees and Services.

Fees Paid to Independent Public Accountants

The fees paid by the Company to its independent public accountants, during Fiscal 2007 and Fiscal 2006 are as follows:

	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$198,000	$150000
Audit-related Fees	—	—
Tax Fees—includes compliance, tax advice and tax planning(2)	75,000	83,000
All Other Fees	$—	$—

(1)           Audit Fees for Fiscal 2007 were paid to Moss Adams LLP for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of its consolidated financial statements included in quarterly reports, and also include fees incurred by Moss Adams in connection with the Company’s compliance with Sarbanes-Oxley Section 404.  Audit Fees for Fiscal 2007 also include fees incurred by the Company’s former auditor, PricewaterhouseCoopers LLP, in connection with the review of its consolidated financial statements included in quarterly reports.  The Company changed audit firms in January 2007.  Audit Fees for Fiscal 2006 were paid to the Company’s former auditor, PricewaterhouseCoopers LLP, for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of its consolidated financial statements included in quarterly reports, and also include fees incurred by PricewaterhouseCoopers LLP in connection with the Company’s compliance with Sarbanes-Oxley Section 404.

(2)           Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning, and were paid to PricewaterhouseCoopers LLP in Fiscal 2006 and Fiscal 2007.  The Company has continued to retain PricewaterhouseCoopers LLP for the preparation of its tax returns and related tax work.

Moss Adams did not use any non-permanent employees in the auditing of the Company’s financial statements during Fiscal 2007.

The Audit Committee annually reviews and pre-approves certain audit and permissible non-audit services that may be provided by the independent auditors and establishes a pre-approved aggregate fee level for all these services. Any proposed services not included within the list of pre-approved services or any proposed services that will cause the Company to exceed the pre-approved aggregate amount requires specific pre-approval by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(b)  Exhibits:

Exhibit Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 19, 2007

CHEROKEE INC.

	By:	/s/ Robert Margolis
Robert Margolis
Chief Executive Officer

	By:	/s/ Russell J. Riopelle
Russell J. Riopelle
Chief Financial Officer