Form 10-Q
period 2007-08-04
CHEROKEE INC
filed 2007-09-13
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2007.

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

Large accelerated filer ☐                        Accelerated filer ☒                             Non-accelerated filer ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 12, 2007

Common Stock, $.02 par value per share	8,912,235

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 4, 2007	February 3, 2007

Assets
Current assets:
Cash and cash equivalents	$21,381,000	$44,565,000
Receivables, net	10,887,000	7,246,000
Prepaid expenses and other current assets	174,000	227,000
Income taxes receivable	9,874,000	—
Deferred tax asset	1,260,000	1,792,000

Total current assets	43,576,000	53,830,000

Deferred tax asset	1,061,000	1,009,000
Property and equipment, net of accumulated depreciation of $634,000 and $596,000, respectively	210,000	216,000
Trademarks, net of accumulated amortization of $6,978,000 and $6,383,000, respectively	10,692,000	7,232,000
Other assets	15,000	15,000

Total assets	$55,554,000	$62,302,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$929,000	$927,000
Accrued compensation payable	2,268,000	8,590,000
Income taxes payable	9,692,000	10,023,000
Dividends payable	6,684,000	6,627,000

Total current liabilities	19,573,000	26,167,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,912,235 and 8,834,310 shares issued and outstanding at August 4, 2007 and at February 3, 2007, respectively	178,000	176,000
Additional paid-in capital	15,635,000	11,960,000
Retained earnings	20,168,000	23,999,000

Stockholders’ equity	35,981,000	36,135,000

Total liabilities and stockholders’ equity	$55,554,000	$62,302,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Six months ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Royalty revenues	$11,901,000	$12,409,000	$23,942,000	$25,637,000
Selling, general and administrative expenses	4,199,000	4,176,000	8,119,000	7,711,000

Operating income	7,702,000	8,233,000	15,823,000	17,926,000

Other income:
Interest and other income	250,000	139,000	675,000	266,000

Total other income	250,000	139,000	675,000	266,000

Income before income taxes	7,952,000	8,372,000	16,498,000	18,192,000
Income tax provision	3,044,000	3,430,000	6,574,000	7,336,000

Net income	$4,908,000	$4,942,000	$9,924,000	$10,856,000

Basic earnings per share	$0.55	$0.56	$1.12	$1.23

Diluted earnings per share	$0.55	$0.56	$1.11	$1.23

Weighted average shares outstanding
Basic	8,911,513	8,796,865	8,881,552	8,792,171

Diluted	8,955,197	8,850,431	8,932,224	8,848,263

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at February 3, 2007, as previously presented	8,834,310	$176,000	$11,960,000	$23,999,000	$36,135,000
Decrease in retained earnings from implementation of FIN 48				(381,000)	(381,000)
Balance at February 3, 2007, as adjusted	8,834,310	$176,000	$11,960,000	$23,618,000	$35,754,000

Stock-based compensation			525,000		525,000
Tax benefit related to stock options exercised			39,000		39,000
Proceeds from exercise of stock options	14,857	1,000	362,000		363,000
Proceeds from issuances of shares	63,068	1,000	2,749,000		2,750,000
Accrued and paid dividends				(13,374,000)	(13,374,000)
Net income				9,924,000	9,924,000
Balance at August 4, 2007	8,912,235	$178,000	$15,635,000	$20,168,000	$35,981,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six months ended
	August 4, 2007	July 29, 2006
Operating activities
Net income	$9,924,000	$10,856,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,000	63,000
Amortization of trademarks	595,000	571,000
Deferred income taxes	480,000	434,000
Stock-based compensation	525,000	441,000
Changes in current assets and liabilities:
Increase in accounts receivable	(3,641,000)	(2,225,000)
Decrease (increase) in prepaid expenses and other assets	53,000	(151,000)
Increase in income taxes receivable	(9,874,000)	—
Increase (decrease) in accounts payable	2,000	(38,000)
Decrease in accrued compensation	(6,322,000)	(1,861,000)
Decrease in income taxes payable and other accrued liabilities	(712,000)	—

Net cash (used) provided by operating activities	(8,932,000)	8,090,000

Investing activities
Purchase of property and equipment	(32,000)	(15,000)
Purchase of trademarks, registration and renewal costs	(1,305,000)	(59,000)

Net cash used in investing activities	(1,337,000)	(74,000)

Financing activities
Proceeds from exercise of stock options	363,000	349,000
Dividends	(13,317,000)	(10,549,000)
Excess tax benefit related to stock options exercised	39,000	43,000

Net cash used in financing activities	(12,915,000)	(10,157,000)

Decrease in cash and cash equivalents	(23,184,000)	(2,141,000)
Cash and cash equivalents at beginning of period	44,565,000	11,896,000

Cash and cash equivalents at end of period	$21,381,000	$9,755,000

Cash paid during the period for:
Income Taxes	$16,080,000	$4,500,000
Non cash financing activities:
Issuance of common stock for purchase of contractual rights to 45% royalty share from Carole Little brands	$2,750,000	—

Declaration of dividends	$6,684,000	$5,283,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of August 4, 2007 and for the three month and six month periods ended August 4, 2007 and July 29, 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of February 3, 2007 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month and six month periods ended August 4, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 3, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein the term “First Quarter” refers to the three months ended May 5, 2007; the term “Second Quarter” refers to the three months ended August 4, 2007, the term “Six Months” refers to the six months ended August 4, 2007; the term “Fiscal 2008” refers to our fiscal year ending February 2, 2008; and the term “Fiscal 2007” refers to our most recently completed fiscal year ended February 3, 2007.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SPELL C. LLC, a Delaware limited liability company (“Spell C”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended August 4, 2007 and July 29, 2006:

	August 4, 2007		July 29, 2006
	3 Months	6 Months	3 Months	6 Months

Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$4,908,000	$9,924,000	$4,942,000	$10,856,000

Denominator:
Denominator for net income per common share-weighted average shares	8,911,513	8,881,552	8,796,865	8,792,171
Effect of dilutive securities:
Stock options	43,684	50,672	53,566	56,092

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,955,197	8,932,224	8,850,431	8,848,263

The diluted weighted average number of shares for the three month periods ended August 4, 2007 and July 29, 2006, respectively, does not include 95,000 and 50,644 shares, respectively, of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive.  The diluted weighted average number of shares for the six month periods ended August 4, 2007 and July 29, 2006, respectively, does not include 95,000 and zero shares, respectively, of common stock issuable on the exercise of stock options because such options were anti-dilutive.

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

We also have other significant contracts, including:  (i) Tesco for our Cherokee brand in certain foreign countries; (ii) Mervyn’s for our Sideout brand in the U.S.; (iii) Zellers for our Cherokee brand in Canada; and (iv) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries.   For a more complete description of our significant contracts, please see our most recently filed Annual Report on Form 10-K for our fiscal year ended February 3, 2007.

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

Our 1995 Plan was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the 1995 Plan is to further our growth and development by providing an incentive to officers and other key employees who are in a position to contribute materially to our prosperity. Two types of stock options may be granted under the 1995 Plan—Incentive and Non-Qualified stock options. The options granted under the 1995 Plan vest in equal installments over a three-year period starting at the grant date and have a term of ten years.  The maximum number of shares authorized for grants of options under the 1995 Plan is 900,000.  During fiscal 2005 we granted the remaining 20,310 options available for issuance under the 1995 Plan to our CFO, which occurred in February 2004.  As of August 4, 2007, there were no shares available for grants of options under the 1995 Plan.  The 1995 Plan expired on July 24, 2005.  However, options previously granted under the 1995 Plan will remain outstanding until the earlier of expiration or exercise.  In the event that any outstanding option under the 1995 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.

Our 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth development and financial success and to enable us to obtain and retain their services. The 2003 Plan provides for the grant of options and restricted stock awards (“Awards”). The Compensation Committee of the Board or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors will administer the 2003 Plan with respect to grants to independent directors.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options (the “Options”) may be granted under the plan—Incentive and Non-Qualified stock options. In addition, Restricted Stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of Awards under the 2003 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to Awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for Options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the Options generally will vest over a specific time period as designated by the Committee upon the awarding of such Options.  As of August 4, 2007 there were no shares available for option grants under the 2003 Plan.  However, in the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 17, 2013.

Our 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth development and financial success and to enable us to obtain and retain their services.  The 2006 Plan provides for the grant of options and restricted stock awards.  The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board will administer the 2006 Plan with respect to grants to independent directors.  Awards under the 2006 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan.  Two types of stock options may be granted under the 2006 Plan—Incentive and Non-Qualified stock options.  In addition, Restricted Stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2006 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options.  During the First Quarter we granted from the 2006 Plan stock options to purchase 95,000 shares of common stock at a weighted average exercise price of $43.42 per share.  During the Second Quarter we did not grant any stock options.  In the event that any outstanding option granted under the 2006 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.  As of August 4, 2007 we had 155,000 shares available for grants of Awards under the 2006 Plan.

On January 29, 2006, we adopted SFAS 123(R) using the modified prospective method which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.  Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions under the original  SFAS 123.  Stock-based compensation expense recognized under SFAS 123(R) for the three months ended August 4, 2007 and July 29, 2006 was $162,000 and $181,000, respectively.   Stock-based compensation expense recognized under SFAS 123(R) for the six months ended August 4, 2007 and July 29, 2006 was $334,000 and $342,000, respectively.

The estimated fair value of options granted during the first six months of Fiscal 2008 and Fiscal 2007 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2008	Fiscal 2007
Grant Date	March 29, 2007	April 7, 2006
# of Options Granted	95,000	50,644
Expected Dividend Yield	6.9%	6.1%
Expected Volatility	27.9%	31.5%
Avg. Risk-Free Rate	4.53%	4.9%
Expected Life (in years)	4.5	4.5

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

A summary of activity for the Company’s stock options for the Six Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term (in	Intrinsic
	Shares	Price	years)	Value

Outstanding, at February 3, 2007	206,594	$31.42
Granted	95,000	$43.42
Exercised	(14,857)	$24.37
Canceled/forfeited	—	—

Outstanding, at August 4, 2007	286,737	$35.76	5.41	$—

Vested and Exercisable at August 4, 2007	124,634	$29.33	4.52	$648,341

Non-vested and not exercisable at August 4, 2007	162,103	$40.71	6.09	$—

As of August 4, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,013,000, which is expected to be recognized over a weighted average period of approximately 2.75 years.    The total fair value of all options which vested during the six months ended August 4, 2007 and July 29, 2006 was $700,000 and $579,000, respectively.

Trademarks

During the Second Quarter the Company did not acquire any trademarks.  During the First Quarter the Company acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock.  We did not acquire any trademarks during the comparable periods last year.  Trademark registration and renewal fees, excluding the $4.0 million acquisition costs associated with Carole Little, which were capitalized during the Second Quarter and Six Months were $8,000 and $1.3 million, respectively.  In comparison, for the three and six month periods ended July 29, 2006 the total trademark registration and renewal fees capitalized were $14,000 and $59,000, respectively.

Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Current:
Federal	$2,299,000	$2,140,000	$4,801,000	$3,817,000
State	352,000	692,000	998,000	1,418,000
Foreign	171,000	873,000	314,000	1,667,000

	2,822,000	3,705,000	6,113,000	6,902,000
Deferred:
Federal	229,000	(268,000)	475,000	448,000
State	(7,000)	(7,000)	(14,000)	(14,000)

	222,000	(275,000)	461,000	434,000

	$3,044,000	$3,430,000	$6,574,000	$7,336,000

Deferred income taxes are comprised of the following:

	August 4, 2007		February 3, 2007
	Current	Non- Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	24,000	$—	$24,000
Tax effect of NOL carryovers	150,000	792,000	273,000	820,000
State income taxes	1,093,000	—	1,519,000	(14,000)
Compensation	17,000	245,000	—	179,000

Total deferred tax assets	$1,260,000	1,061,000	$1,792,000	$1,009,000

Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards.  We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax expense net of federal income tax benefit	4.8	5.2	4.8	5.0
FIN 48 effects	(1.9)	—	(0.3)	—
Other	0.4	0.8	0.4	0.3

Tax provision	38.3%	41.0%	39.9%	40.3%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization net operating loss carryforwards (“NOLs”) and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382.  The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000.  Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year.  Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount.  As of August 4, 2007, we estimate that we have $2.7 million of federal Section 382 NOLs available that will begin to expire in 2008.  Management expects to fully utilize these NOLs prior to expiration.

Effective at the beginning of Fiscal 2008, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.”  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The cumulative effect of applying this interpretation has resulted in a decrease to retained earnings of approximately $0.4 million as of February 3, 2007.  As of February 3, 2007, the total amount of gross unrecognized tax benefits was approximately $9.1 million which is included in income taxes payable in the accompanying balance sheet.  In addition to the unrecognized tax benefit, the Company recorded income taxes receivable of $9.9 million related to expected refunds from foreign jurisdictions in accordance with the implementation of FIN 48.  Of these amounts, approximately $0.1 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The amount of unrecognized tax benefits did not materially change as of August 4, 2007.  We anticipate a $9.0 million decrease to unrecognized tax benefits and a decrease of $9.9 million in income taxes receivable will be recorded during the next 12 months due to the Company’s intention to file amended tax returns.

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

(3)    Dividends

On January 30, 2007 we declared a dividend of $6.6 million, or $0.75 per share, which was paid on March 15, 2007.  On April 24, 2007 we declared a dividend of $6.6 million, or $0.75 per share, which was paid on June 15, 2007.  On July 23, 2007 we declared a dividend of $6.6 million, or $0.75 per share, which is to be paid on September 15, 2007 to shareholders of record as of September 1, 2007.

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

On April 12, 2007, we entered into an agreement to repurchase from CL Studio Corporation their 45% share of royalties from the Carole Little brands, for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock (the total number of shares issued were 63,068 and were based on a 10-day average closing price of $43.604 per share).  These payments were made on or prior to April 30, 2007 in accordance with the terms of the agreement.  During June 2007, in accordance with the terms of the agreement, we made a final payment of approximately $254,000 to CL Studio Corporation, which represented their final 45% share of Carole Little royalties from our First Quarter.  Effective May 6, 2007 we will receive 100% of the royalties earned from the licensing of the Carole Little brands as a result of this agreement.

(5)   Related Party Transactions

In 1995, the Company entered into a Management Agreement (the “Management Agreement”) with The Newstar Group d/b/a The Wilstar Group (“Wilstar”), pursuant to which Wilstar agreed to provide management services to the Company by providing the services of Mr. Robert Margolis as Chief Executive Officer.  On January 3, 2001, Wilstar assigned the Agreement to Mr. Margolis. The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Management Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by the Company’s Compensation Committee.  Pre-tax earnings for fiscal 2007, fiscal 2006, and fiscal 2005 exceeded specified levels as agreed upon by the Company’s Compensation Committee thereby automatically extending the Management Agreement to February 1, 2010.  The Management Agreement also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined.  If the Company terminates the Management Agreement without cause or Mr. Margolis terminates the Management Agreement if the Company materially breaches the terms and conditions thereof or fails to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus (the “Termination Payment”).  As of August 4, 2007, the Company’s accrued liabilities include bonuses payable of $2.2 million, which includes approximately $1.7 million pertaining to Mr. Margolis’ bonus under the Management Agreement.

On August 28, 2007, we entered into the First Amendment (the “Amendment”) to the Management Agreement.  The Amendment was approved by the Company’s stockholders at the Annual Meeting of the Stockholders on August 28, 2007.  The Amendment effects two principal changes to the Management Agreement: (i) the provisions regarding extension of the term are amended to measure Company performance without consideration of revenues and expenses associated with extraordinary transactions, and (ii) the provisions regarding the Termination Payment are amended to reduce the payment by disregarding revenues received from Mossimo, Inc. (“Mossimo”) during Fiscal 2007, which includes both the extraordinary revenues and ordinary course royalties, and also the related expenses associated with the termination of the Finder’s Agreement with Mossimo dated as of March 2000 (the “Finder’s Agreement”).

Specifically, with regard to the extension of the term, the Company’s pre-tax earnings shall be calculated in accordance with the following: (a) all extraordinary revenues and related deal expenses resulting from the sale of any license agreement by the Company, or any other similar transaction during the applicable fiscal year shall be excluded (any license that is the subject of such a transaction shall be referred to herein each individually as a “Sold License” and collectively as, the “Sold Licenses”); (b) all historical royalties from Sold Licenses shall be excluded from all periods; and (c) in the event of an acquisition of a brand or license with an existing royalty stream, which has been approved by the Company’s Board of Directors (each an “Acquired License” and collectively, the “Acquired Licenses”), royalties from the Acquired Licenses shall be included for all periods.  If the Company fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are is satisfied.

The Amendment also adds a new paragraph to Section 10.2 of the Management Agreement, which provides for the Termination Payment to Mr. Margolis.  The additional paragraph added to Section 10.2 by the Amendment provides that the $4.644 million that is payable to Mr. Margolis as part of his performance bonus for Fiscal 2007 as a result of the total revenues received by the Company from Mossimo (which includes both the one-time revenue from the termination of the Finder’s Agreement, and also the ordinary course revenues) shall be excluded from any calculation of the Termination Payment based on Mr. Margolis’ performance bonus for Fiscal 2007. Thus, pursuant to the Management Agreement, as amended, if the Termination Payment was calculated based on Mr. Margolis’ salary for Fiscal 2008 and performance bonus for Fiscal 2007, it would be approximately $12.4 million.

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others.  The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values.  The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997.  The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002.  As of August 4, 2007, we had sixteen continuing license agreements covering both domestic and international markets.

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

In November 1997, we reaffirmed our relationship with Target Stores, a division of Target Corporation, by entering into an amended licensing agreement (the “Amended Target Agreement”) which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. The term of the Amended Target Agreement currently extends until January 31, 2009 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the Amended Target Agreement will continue to automatically renew for successive one-year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year.  If Target Stores elects to terminate the Amended Target Agreement, effective January 31, 2009 or at any other time, it would have a material adverse effect on our business, financial condition, cash flow, liquidity and results of operations.  Royalty revenues from Target totaled $6.4 million during the First Quarter and $4.9 million during the Second Quarter of Fiscal 2008, as compared to $6.9 million and $5.3 million in the comparable quarters of Fiscal 2007.

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

Our Board of Directors recently authorized and approved the extension of the expiration date of our stock repurchase program from January 31, 2006 to January 31, 2008, and increased the number of shares which could currently be repurchased to a total of 800,000.  We have not repurchased any shares of our common stock pursuant to this authority.  From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock and there have been no additional share repurchases or retirements subsequent to February 1, 2003.  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 29, 2006, the first day of our 2007 fiscal year.  Our consolidated financial statements as of and for the three and six months ended July 29, 2006 and for the three and six months ended August 4, 2007 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the six months ended August 4, 2007 and July 29, 2006 was $334,000 and $342,000, respectively.

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

Effective at the beginning of Fiscal 2008, we adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.”  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The cumulative effect of applying this interpretation has resulted in a decrease to our retained earnings of approximately $0.4 million as of February 3, 2007.  As of February 3, 2007, the total amount of gross unrecognized tax benefits was approximately $9.1 million which is included in income taxes payable in the accompanying balance sheet.  In addition to the unrecognized tax benefit, we recorded income taxes receivable of $9.9 million related to expected refunds from foreign jurisdictions in accordance with the implementation of FIN 48.  Of these amounts, approximately $0.1 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The amount of unrecognized tax benefits did not materially change as of August 4, 2007.  We anticipate a $9.0 million decrease to unrecognized tax benefits and a decrease of $9.9 million in income taxes receivable will be recorded during the next 12 months due to our intention to file amended tax returns.

In accordance with the adoption of FIN 48, we continue to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income.  As of the date of adoption of FIN 48, we accrued $926,000 of interest relating to unrecognized tax benefits.

The Company files U.S. federal and state tax returns.  For the federal tax returns, the company is generally no longer subject to tax examinations for years prior to fiscal year 2003.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2001.

Results of Operations

Retail Sales

During the three months ended August 4, 2007 (the “Second Quarter”), total sales of merchandise bearing the Cherokee brand were equivalent to the total retail sales for the second quarter of last year, with retail sales totaling approximately $631.7 million in our Second Quarter versus $634.4 million in total retail sales for the second quarter of last year.  The estimated retail sales of Cherokee branded merchandise of approximately $631.7 million for the Second Quarter now includes retail sales totals from Mexico ($6.9 million), as we recently modified our license agreement in Mexico to represent a retail direct contract with the retailer Comercial Mexicana, and subsequently receive timely retail sales data.

During the six months ended August 4, 2007 (the “Six Months”), total sales of merchandise bearing the Cherokee brand were $1.19 billion, which is similar to the $1.2 billion of retail sales reported for the six months ended July 29, 2006.  The estimated retail sales of Cherokee branded merchandise for the Six Months now includes retail sales totals from Mexico ($11.6 million), as we recently modified our license agreement in Mexico to represent a retail direct contract with the retailer Comercial Mexicana, and subsequently receive timely retail sales data.

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

During the Second Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $326.1 million compared to approximately $370.1 million for the three months ended July 29, 2006, or a decline of about 12%.  During the Six Months, retail sales of Cherokee branded products by Target Stores totaled approximately $646.9 million compared to approximately $730.3 million for the six months ended July 29, 2006, or a decline of about 11.4%.

Tesco’s sales of merchandise bearing the Cherokee brand, which for the Second Quarter included the U.K., Ireland, and full quarters from Poland, Czech Republic, Hungary and Slovakia (“Central Europe”), were $260.3 million, as compared to $224.1 million in the second quarter of last year (which did not include Hungary).  Tesco’s sales of merchandise bearing the Cherokee brand for the Six Months, which included the U.K., Ireland, and complete quarters from Central Europe, were $462.5 million, as compared to $395.9 million in the six months ended July 29, 2006 (which did not include Hungary).

Zeller’s sales of merchandise bearing the Cherokee brand were approximately $38.5 million during the Second Quarter compared to $35.0 million for the second quarter of last year.   For the Six Months, Zeller’s retail sales of Cherokee branded products totaled $69.2 million, as compared to $64.9 million for the six months ended July 29, 2006.

During the Second Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $7.7 million in comparison to $15.3 million for the second quarter of last year.  For the Six Months, sales of Sideout branded products at Mervyn’s totaled $14.5 million, as compared to $28.0 million for the six months ended July 29, 2006.

Retail sales of Carole Little and St. Tropez-West branded products by TJX were approximately $22.2 million in the Second Quarter, as compared to $30.3 million for the second quarter of last year.  For the Six Months, retail sales of Carole Little and St. Tropez-West branded products by TJX totaled $65.6 million, as compared to $66.5 million for the six months ended July 29, 2006.

Royalty Revenues and Expenses

Royalty revenues were $11.9 million and $23.9 million during the Second Quarter and Six Months, respectively, compared to $12.4 million and $25.6 million during the second quarter and six month periods ended July 29, 2006, respectively, a decrease of 4.1% and 6.6%, respectively.  The revenues for the Second Quarter do not include any revenues from Carrefour (contract expired) nor from Mossimo since the Mossimo Finder’s Agreement was sold during Fiscal 2007, whereas the comparable period last year included $0.1 million of royalties from Carrefour and $0.85 million of royalties from Mossimo.  Royalty revenues from the Cherokee brand were $11.3 million and $22.5 million during the Second Quarter and Six Months, respectively, compared to $10.7 million and $22.2 million for the comparable periods last year.  During the Second Quarter and Six Months, revenues of $4.9 million and $11.2 million, respectively, were recognized from Target Stores compared to $5.3 million and $12.3 million for the comparable periods last year, which accounted for 41% and 47% of total revenues, respectively, versus 43% and 48% last year.  The decrease in royalty revenues from Target stores for the Second Quarter and Six Months compared to the prior year periods was attributable to lower retail sales of Cherokee branded products in women’s apparel, women’s accessories, and intimate apparel, which was offset somewhat by increases in sales of Cherokee branded products in the kid’s division.  Revenues from Tesco for sales of Cherokee branded products were $5.3 million and $9.3 million during the Second Quarter and Six Months, respectively, compared to $4.2 million and $7.7 million for the comparable periods last year.  The growth in royalties from Tesco during the Second Quarter and Six Months is primarily due to increased sales of Cherokee branded products in Central Europe, which is the result of a combination of factors, including attaining increased efficiencies in their clothing operations, expansion of product categories under which the Cherokee brand is sold, and also store expansion in certain countries, particularly Poland.  The modest growth achieved at Tesco’s operations in the U.K. includes growth in their kid’s and women’s divisions, and also a favorable change in the exchange rate during these periods.  Revenues from Zellers were $770,000 and $1.4 million during the Second Quarter and Six Months, respectively, compared to $954,000 and $1.8 million for the comparable periods last year, due primarily to royalty rate reductions.  Royalty revenues from our new retail direct licensee in Mexico, Comercial Mexicana, totaled $208,000 during the Second Quarter, as compared to $46,000 in royalty revenues for the comparable period last year (when our licensee for Mexico was a wholesaler).

Royalty revenues from the retail sales of products bearing our Sideout brand were $332,000 and $553,000, respectively, during the Second Quarter and Six Months compared to $477,000 and $915,000 for the comparable periods last year.  Revenues from Mervyn’s for sales of Sideout branded products during the Second Quarter and Six Months were $308,000 and $497,000, respectively, compared to $451,000 and $860,000 for the comparable periods last year, due primarily to lower sales of Sideout branded products by Mervyn’s in certain product categories.

Second Quarter and Six Months revenues also included $295,000 and $859,000, respectively, from the Carole Little brands, as compared to the $394,000 and $865,000 reported last year from these brands.

Revenues from international licensees of both Cherokee and Sideout brands, such as Tesco, Zellers, Comercial Mexicana and others were collectively $6.4 million and $11.3 million during the Second Quarter and Six Months, respectively, compared to $5.2 million and $9.9 million for the comparable periods last year.  This increase is due to the increase in revenues from Tesco, and in particular, the countries in Central Europe.  In addition, we have also experienced increased revenues from our licensee for Mexico.

We believe that our future revenues from Target, based on the downward trend during the Six Months, will likely be lower for Fiscal 2008 when compared to the revenues from Fiscal 2007.  We believe that our future revenues from Zellers will continue to be down due to lower royalty rates as compared to last year.  We estimate that our future revenues from Mervyn’s, which were down in the Six Months, will continue to trend down this year when compared to last year.  Based on Tesco’s sales of Cherokee branded products in the Six Months, and Tesco’s expansion of Cherokee branded products into Central Europe and their expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco may continue to grow in the foreseeable future.  Based upon the royalties received for the Six Months from TJX, we estimate that our future royalty revenues from TJX may be similar to or higher than the revenues received from TJX in Fiscal 2007.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $10.9 million as of the end of the Second Quarter included accrual for revenues earned from Target Stores, Zeller’s, Mervyn’s, Tesco, and other licensees that are expected to be received in the month or 45 days following the end of the Second Quarter.

Selling, general and administrative expenses for the Second Quarter and Six Months were $4.2 million and $8.1 million, respectively, or 35.3% and 33.9%, of revenues, in comparison to selling, general and administrative expenses of $4.2 million and $7.7 million, respectively, or 33.7% and 30.1% of revenues during the comparable periods last year.  Our selling, general and administrative expenses of $4.2 million in our Second Quarter were unchanged from the comparable quarter in the prior year.  The increase in our selling, general and administrative expenses of $408,000 during the Six Months was primarily attributable to increases in salary and payroll-related expenses, marketing expenses, certain finders’ fees, the 45% share of royalties we paid in our First Quarter, and higher tax and audit expenses.  In addition, in compliance with our adoption of SFAS 123(R), we recognized $162,000 of expense associated with stock option compensation expenses during the Second Quarter, as compared to $181,000 during the comparable period last year.  For the Six Months, we recognized $334,000 of expense associated with stock option compensation expenses, as compared to $342,000 during the comparable period last year.

We reported zero interest expense during the Second Quarter and Six Months and the comparable periods last year.  During the Second Quarter and Six Months our interest and other income was $250,000 and $675,000, respectively, compared to $139,000 and $266,000 for the comparable periods last year.  The increase in interest income is primarily due to higher cash balances during the Second Quarter and Six Months, along with somewhat higher interest rates earned on such cash balances.

During the Second Quarter and Six Months we recorded a tax provision of $3.0 million and $6.6 million, respectively, which equates to an effective tax rate of 38.3% and 39.9% for such periods compared to $3.4 million and $7.3 million and an effective tax rate of 41.0% and 40.3% recorded for the same periods last year.  We are making quarterly estimated tax payments for our federal and state income tax liabilities.  During the Second Quarter and Six Months our net income was $4.9 million and $9.9 million or $0.55 and $1.11 per diluted share, respectively, compared to $4.9 million and $10.9 million or $0.56 and $1.23 per diluted share for the comparable periods last year.

The decrease in the Second Quarter and Six Months of our effective tax rates, as compared to the same periods in the prior year, was primarily due to the favorable impact from changes in our state apportionment of income to states with lower tax rates.

Liquidity and Capital Resources

Cash Flows.  On August 4, 2007 we had cash and cash equivalents of $21.4 million.  On February 3, 2007 we had cash and cash equivalents of $44.6 million.  The $23.2 million decrease in cash and cash equivalents during the Six Months is primarily attributable to the payment of $13.3 million in dividends (in March and June), the payment of taxes of approximately $16.1 million, the $1.25 million cash portion of the acquisition of the 45% share of Carole Little royalties, and the payment of our previously accrued management and employee bonuses of $8.5 million during the First Quarter.  These were offset by various other items detailed below.

During the Six Months, cash used in our operations was $8.9 million, compared to cash provided from operations of $8.1 million for the six months ended July 29, 2006.  The use of cash from operations of $8.9 during the Six Months was primarily due to the following changes:  (i) an increase in accounts receivable of $3.6 million as compared to $2.2 million in the previous year; an increase in tax receivables of $9.9 million as compared to zero in the previous year; and a decrease in accrued compensation of $6.3 million as compared to $1.9 million in the previous year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $525,000 during the Six Months pursuant to SFAS 123 (R) as compared to $441,000 last year, and a decrease in our deferred tax assets of $480,000 as compared to a decrease of $434,000 last year.

Cash used by investing activities during the Six Months was $1.3 million, which was comprised of $32,000 of capital expenditures of office equipment, $54,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands, and also the $1.25 million cash portion of the $4.0 million total acquisition cost of the 45% share of the Carole Little royalty stream which we previously did not own (stock was issued for the $2.75 million non-cash portion of this acquisition price).  In comparison, during the six months ended July 29, 2006, cash used by investing activities was $74,000, which was comprised of $15,000 of capital expenditures of office equipment and related fixed assets, and $59,000 in trademark registration and renewal fees for our brands.

Cash used in financing activities was $12.9 million during the Six Months, which included two dividend payments totaling $13.3 million (in March and June), which was offset by the excess tax benefit related to stock options exercised of $39,000, and also the receipt of $363,000 in proceeds from the exercise of stock options.  In comparison, last year cash used in financing activities was $10.2 million, which included the payment of two dividends totaling $10.5 million, which was offset by the excess tax benefit related to stock options exercised of $43,000, and also the receipt of $349,000 in proceeds from the exercise of stock options.

Uses of Liquidity. Our cash requirements through the end of Fiscal 2008 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock.  The declaration and payment of any dividends will be at the discretion of our board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our board.  We are currently paying out quarterly dividends to shareholders which are greater than our quarterly free cash flow, with the difference currently being funded by the amount of excess cash on our balance sheet.  If we are not able to increase our earnings and free cash flow to support the current level of dividends being paid, we may have to reduce the level of dividends paid in the future to more closely match our free cash flow.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through July 2008; provided that, if our management agreement with our CEO is terminated, we may not have sufficient cash to make the lump sum payment due to Mr. Margolis.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of August 4, 2007 we did not have any amounts outstanding under any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of August 4, 2007, we did not have any standby letters of credit or any standby repurchase obligations.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of August 4, 2007 we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business.  For our most recent fiscal year ended February 3, 2007, revenues from international licensing comprised 42% of our consolidated revenues (adjusted to exclude the $33.0 million from our sale of the finders agreement with Mossimo).  When including the one-time $33.0 million in revenues from Mossimo, revenues from our international licensees comprised 24% of our total Fiscal 2007 revenues.  For the Six Months, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $1.1 million, which represents 4.7% of the total revenues reported for the Six Months.  Such change is not considered to represent a material effect on our results of operations or cash flow.

Nearly all of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Zellers increases when the dollar weakens against such foreign currencies (the British Pound and Euro, and the Canadian Dollar).  For example, the royalty revenues from Tesco for the U.K. in our First Quarter reflect an 8.4% favorable change in the exchange rate as compared to the exchange rate used in the comparable period last year, and for the Second Quarter reflect a 6.23% favorable change in the exchange rate as compared to the exchange rate used in the comparable period last year.  In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of August 4, 2007.

(b) Changes in internal controls.  Management determined that as of August 4, 2007, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is largely dependent on Royalties from two licensees, Target Stores and Tesco, which accounted for 42% and 32%, respectively, of our consolidated licensing revenues in Fiscal 2007 (excluding the one-time $33.0 million in revenues from the sale of our finders agreement with Mossimo), and accounted for 47% and 39%, respectively, of our licensing revenues reported for the six months ended August 4, 2007.

During Fiscal 2007, 42% of our licensing revenues were generated from Target Stores, a division of Target Corp., and 32% of our licensing revenues were generated from Tesco. When including the one-time $33.0 million in revenues from Mossimo, Target represented 24% and Tesco represented 18%, respectively, of our total licensing revenues for Fiscal 2007.  Similarly, for our Six Months, 47% and 39%, respectively, of our licensing revenues were generated from Target Stores and Tesco.  The future termination of either of these license agreements would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner.  The term of the Amended Target Agreement currently extends until January 31, 2009 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater then $9.0 million for the preceding fiscal year.  If Target Stores elects to terminate the Amended Target Agreement, effective after January 31, 2009 or at any other time, it would have a material adverse effect on our business, financial condition and results of operations.  There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores. Nonetheless, we could suffer substantially decreased royalty revenues and cash flow under the Amended Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties required under such agreement.  Similarly, our licensing agreement with Tesco, which covers numerous countries, currently extends until January 31, 2011, and the termination of this licensing agreement at any time, would negatively impact our royalty revenues and cash flow.  Together, these two licensees accounted for 74% of our consolidated licensing revenues in Fiscal 2007 (excluding the one-time $33.0 million in revenues from our sale of the finders agreement with Mossimo), and accounted for 86% of our consolidated licensing revenues in our Six Months.

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

Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Chairman and Chief Executive Officer; Howard Siegel, our President; Sandi Stuart, our Executive Vice President, and Russell J. Riopelle, our Chief Financial Officer. Mr. Margolis was initially the primary person responsible for conceiving and implementing our overall business and marketing strategy, and the other executives are currently responsible for executing our strategy.  Mr. Margolis has served as Chairman and Chief Executive Officer since May 1995 after we emerged from bankruptcy in December 1994.  As of August 4, 2007, Mr. Margolis was the beneficial owner of approximately 12.2% of our outstanding common stock. We have a limited number of employees and Mr. Margolis’ and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. While Mr. Margolis’ services are provided pursuant to a management agreement with us, the other executives do not have management agreements. Furthermore, Mr. Margolis’s agreement does not ensure Mr. Margolis’ continued services. The loss of the services of Mr. Margolis or our other key executives could have a material adverse effect on our business prospects, financial condition and results of operations.

The management agreement with our Chief Executive Officer contains provisions that provide for a substantial cash payment to our Chief Executive Officer upon our breach or termination of the management agreement.

Mr. Margolis’ services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement (the “Management Agreement”). The current term of the Management Agreement ends February 1, 2010; however, the term may be extended indefinitely for additional one-year terms so long as we meet certain pre-tax earnings thresholds.  If we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof or fail to perform any material obligations thereunder, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the Management Agreement at the rate in effect at the time of the termination plus the amount of the previous year’s performance bonus under the Management Agreement (the “Termination Payment”).

We entered into the first amendment to the Management Agreement (the “Amendment”) on August 28, 2007.  The Amendment was approved by our stockholders at the annual stockholders meeting on August 28, 2007.  The Amendment effects two principal changes to the Management Agreement: (i) the provisions regarding extension of the term are amended to measure Company performance without consideration of revenues and expenses associated with extraordinary transactions, and (ii) the provisions regarding the Termination Payment are amended to reduce the payment by disregarding revenues received from Mossimo during Fiscal 2007, which includes both the extraordinary revenues and ordinary course royalties, and also the related expenses associated with the termination of the Finder’s Agreement with Mossimo.  Mr. Margolis’ annual base compensation in Fiscal 2008 is $760,551 and his performance bonus for Fiscal 2007 was approximately $8.0 million.  If Mr. Margolis were terminated without cause or we breached any material obligation under the Management Agreement during Fiscal 2008, the Termination Payment that would be payable to Mr. Margolis pursuant to the Management Agreement, as amended (based on his Fiscal 2008 salary and Fiscal 2007 performance bonus), would be approximately $12.4 million.

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

At the time the Termination Payment is due, we may not have sufficient cash to make the lump sum payment to Mr. Margolis, and becoming obligated to make such payment would have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. Under certain circumstances, the obligation to make the Termination Payment to Mr. Margolis could be triggered if a third party were to acquire us, which would increase such third party’s acquisition costs, and, therefore may create an obstacle to strategic transactions.

We may not pay dividends regularly in the future.

Although we have paid dividends during each quarter of Fiscal 2007, fiscal 2006 and fiscal 2005, and during the first quarter of Fiscal 2008, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.  We are currently paying out quarterly dividends to shareholders which are greater than our quarterly free cash flow, with the difference currently being funded by the amount of excess cash on our balance sheet.  If we are not able to increase our earnings and free cash flow to support the current level of dividends being paid, we may have to reduce the level of dividends paid in the future to more closely match our free cash flow.

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

10.1

First Amendment to the Second Revised and Restated Management Agreement between the Company and The Newstar Group d/b/a The Wilstar Group dated as of November 29, 1999 (incorporated by reference from Exhibit 10.1 of Cherokee Inc.’s Report on Form 8-K dated August 28, 2007).

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 12, 2007

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle Chief Financial Officer