Form 10-Q
period 2007-11-03
CHEROKEE INC
filed 2007-12-12
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 3, 2007.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 11, 2007
Common Stock, $.02 par value per share	8,913,902

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 3, 2007	February 3, 2007

Assets
Current assets:
Cash and cash equivalents	$23,515,000	$44,565,000
Receivables, net	8,588,000	7,246,000
Prepaid expenses and other current assets	132,000	227,000
Income taxes receivable	964,000	—
Deferred tax asset	1,202,000	1,792,000

Total current assets	34,401,000	53,830,000

Deferred tax asset	1,011,000	1,009,000
Property and equipment, net of accumulated depreciation of $653,000 and $596,000, respectively	196,000	216,000
Trademarks, net of accumulated amortization of $7,325,000 and $6,383,000, respectively	10,388,000	7,232,000
Other assets	14,000	15,000

Total assets	$46,010,000	$62,302,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,251,000	$927,000
Accrued compensation payable	3,303,000	8,590,000
Income taxes payable	1,481,000	10,023,000
Dividends payable	6,685,000	6,627,000

Total current liabilities	12,720,000	26,167,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,913,902 and 8,834,310 shares issued and outstanding at November 3, 2007 and at February 3, 2007, respectively	178,000	176,000
Additional paid-in capital	15,928,000	11,960,000
Retained earnings	17,184,000	23,999,000

Stockholders’ equity	33,290,000	36,135,000

Total liabilities and stockholders’ equity	$46,010,000	$62,302,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Nine months ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Royalty revenues	$8,942,000	$8,801,000	$32,885,000	$34,438,000
Selling, general and administrative expenses	3,865,000	3,460,000	11,984,000	11,171,000

Operating income	5,077,000	5,341,000	20,901,000	23,267,000

Other income:
Interest and other income	269,000	179,000	944,000	445,000

Total other income	269,000	179,000	944,000	445,000

Income before income taxes	5,346,000	5,520,000	21,845,000	23,712,000
Income tax provision	1,648,000	2,239,000	8,222,000	9,574,000

Net income	$3,698,000	$3,281,000	$13,623,000	$14,138,000

Basic earnings per share	$0.41	$0.37	$1.53	$1.61

Diluted earnings per share	$0.41	$0.37	$1.52	$1.60

Weighted average shares outstanding
Basic	8,913,069	8,803,063	8,892,057	8,795,802

Diluted	8,945,748	8,844,684	8,938,628	8,846,627

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at February 3, 2007, as previously presented	8,834,310	$176,000	$11,960,000	$23,999,000	$36,135,000
Decrease in retained earnings from implementation of FIN 48				(381,000)	(381,000)
Balance at February 3, 2007, as adjusted	8,834,310	$176,000	$11,960,000	$23,618,000	$35,754,000

Stock-based compensation			757,000		757,000
Tax benefit related to stock options exercised			42,000		42,000
Proceeds from exercise of stock options	16,524	1,000	420,000		421,000
Issuance of shares	63,068	1,000	2,749,000		2,750,000
Accrued and paid dividends				(20,057,000)	(20,057,000)
Net income				13,623,000	13,623,000

Balance at November 3, 2007	8,913,902	$178,000	$15,928,000	$17,184,000	$33,290,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended
	November 3, 2007	October 28, 2006
Operating activities
Net income	$13,623,000	$14,138,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,000	93,000
Amortization of trademarks	943,000	857,000
Deferred income taxes	588,000	241,000
Stock-based compensation	757,000	622,000
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(1,342,000)	1,320,000
Decrease (increase) in prepaid expenses and other assets	96,000	(2,321,000)
Increase in income taxes receivable	(964,000)	—
Increase (decrease) in accounts payable	324,000	47,000
Decrease in accrued compensation	(5,287,000)	(831,000)
Decrease in income taxes payable and other accrued liabilities	(8,923,000)	—

Net cash (used) provided by operating activities	(128,000)	14,166,000

Investing activities
Purchase of property and equipment	(36,000)	(18,000)
Purchase of trademarks, registration and renewal costs	(1,348,000)	(151,000)

Net cash used in investing activities	(1,384,000)	(169,000)

Financing activities
Proceeds from exercise of stock options	421,000	373,000
Dividends	(20,001,000)	(15,832,000)
Excess tax benefit related to stock options exercised	42,000	50,000

Net cash used in financing activities	(19,538,000)	(15,409,000)

Decrease in cash and cash equivalents	(21,050,000)	(1,412,000)
Cash and cash equivalents at beginning of period	44,565,000	11,896,000

Cash and cash equivalents at end of period	$23,515,000	$10,484,000

Cash paid during the period for:
Income Taxes	$16,080,000	$8,100,000
Non cash financing activities:
Issuance of common stock for purchase of contractual rights to 45% royalty share from Carole Little brands	$2,750,000	$—

Declaration of dividends	$6,685,000	$6,604,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of November 3, 2007 and for the three month and nine month periods ended November 3, 2007 and October 28, 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts may have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of February 3, 2007 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month and nine month periods ended November 3, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 3, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein the term “First Quarter” refers to the three months ended May 5, 2007; the term “Second Quarter” refers to the three months ended August 4, 2007; the term “Third Quarter” refers to the three months ended November 3, 2007; the term “Six Months” refers to the six months ended August 4, 2007; the term “Nine Months” refers to the nine months ended November 3, 2007; the term “Fiscal 2008” refers to our fiscal year ending February 2, 2008; and the term “Fiscal 2007” refers to our most recently completed fiscal year ended February 3, 2007.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended November 3, 2007 and October 28, 2006:

	November 3, 2007		October 28, 2006
	3 Months	9 Months	3 Months	9 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$3,698,000	$13,623,000	$3,281,000	$14,138,000

Denominator:
Denominator for net income per common share-weighted average shares	8,913,069	8,892,057	8,803,063	8,795,802
Effect of dilutive securities:
Stock options	32,679	46,571	41,621	50,825

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,945,748	8,938,628	8,844,684	8,846,627

The diluted weighted average number of shares for the three month periods ended November 3, 2007 and October 28, 2006, respectively, does not include 205,644 and 50,644 shares, respectively, of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive.  The diluted weighted average number of shares for the nine month periods ended November 3, 2007 and October 28, 2006, respectively, does not include 95,000 and 50,644 shares, respectively, of common stock issuable on the exercise of stock options because such options were anti-dilutive.

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

Stock-Based Compensation

We currently maintain three equity-based compensation plans:  (i) the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”); (ii) the 2003 Incentive Award Plan (the “2003 Plan”); and (iii) the 2006 Incentive Award Plan (the “2006 Plan”).  Each of these stock option award plans provides for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders.  Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options.

Our 1995 Plan was approved at the October 30, 1995 Annual Meeting of Stockholders. The purpose of the 1995 Plan is to further our growth and development by providing an incentive to officers and other key employees who are in a position to contribute materially to our prosperity. Two types of stock options may be granted under the 1995 Plan—Incentive and Non-Qualified stock options. The options granted under the 1995 Plan vest in equal installments over a three-year period starting at the grant date and have a term of ten years.  The maximum number of shares authorized for grants of options under the 1995 Plan is 900,000.  During fiscal 2005 we granted the remaining 20,310 options available for issuance under the 1995 Plan to our CFO, which occurred in February 2004.  As of November 3, 2007, there were no shares available for grants of options under the 1995 Plan.  The 1995 Plan expired on July 24, 2005.  However, options previously granted under the 1995 Plan will remain outstanding until the earlier of expiration or exercise.  In the event that any outstanding option under the 1995 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.

Our 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth development and financial success and to enable us to obtain and retain their services. The 2003 Plan provides for the grant of options and restricted stock awards (“Awards”). The Compensation Committee of the Board or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors will administer the 2003 Plan with respect to grants to independent directors.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options (the “Options”) may be granted under the plan—Incentive and Non-Qualified stock options. In addition, Restricted Stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of Awards under the 2003 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to Awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for Options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the Options generally vesting over a specific time period as designated by the Committee upon the awarding of such Options.  As of August 4, 2007 there were no shares available for option grants under the 2003 Plan.  During the Third Quarter there were outstanding options to purchase 4,167 shares granted pursuant to the 2003 Plan that were forfeited.  Hence, as of November 3, 2007 there were 4,167 shares available for option grants under the 2003 Plan.  In the event that any further outstanding options under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 17, 2013.

Our 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth development and financial success and to enable us to obtain and retain their services.  The 2006 Plan provides for the grant of options and restricted stock awards.  The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board with respect to grants to independent directors.  Awards under the 2006 Plan may be granted to individuals who are then officers, directors or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan.  Two types of stock options may be granted under the 2006 Plan—Incentive and Non-Qualified stock options.  In addition, Restricted Stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2006 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options.  During the First Quarter we granted from the 2006 Plan stock options to purchase 95,000 shares of common stock at a weighted average exercise price of $43.42 per share.  During the Second Quarter we did not grant any stock options.  During the Third Quarter we had two grants of stock options from the 2006 Plan:  (i) on August 28, 2007 we granted stock options to purchase 90,000 shares of common stock at a weighted average exercise price of $37.26 per share; and (ii) on October 1, 2007 we granted stock options to purchase 60,000 shares of common stock at a weighted average exercise price of $39.16 per share.  In the event that any outstanding option granted under the 2006 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.  As of November 3, 2007 we had 15,000 shares available for grants of Awards under the 2006 Plan, which includes previously granted stock options to purchase 10,000 shares which were forfeited during our Third Quarter.

On January 29, 2006, we adopted SFAS 123(R) using the modified prospective method which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.  Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions under the original  SFAS 123.  Stock-based compensation expense recognized under SFAS 123(R) for the three months ended November 3, 2007 and October 28, 2006 was $203,000 and $181,000, respectively.   Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended November 3, 2007 and October 28, 2006 was $537,000 and $524,000, respectively.

The estimated fair value of options granted during the first nine months of Fiscal 2008 and Fiscal 2007 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2008	Fiscal 2008	Fiscal 2008	Fiscal 2007
Grant Date	October 1, 2007	August 28, 2007	March 29, 2007	April 7, 2006
# of Options Granted	60,000	90,000	95,000	50,644
Expected Dividend Yield	6.9%	7.2%	6.9%	6.1%
Expected Volatility	32.7%	32.5%	27.9%	31.5%
Avg. Risk-Free Rate	4.41%	4.40%	4.53%	4.9%
Expected Life (in years)	4.5	4.5	4.5	4.5

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

A summary of activity for the Company’s stock options for the Nine Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term (in	Intrinsic
	Shares	Price	years)	Value

Outstanding, at February 3, 2007	206,594	$31.42
Granted	245,000	$40.11
Exercised	(16,524)	$25.40
Canceled/forfeited	(14,167)	$41.65

Outstanding, at November 3, 2007	420,903	$36.37	5.74	$—

Vested and Exercisable at November 3, 2007	122,134	$29.19	4.26	$872,272

Non-vested and not exercisable at November 3, 2007	298,769	$39.31	6.34	$—

As of November 3, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,736,000, which is expected to be recognized over a weighted average period of approximately 2.75 years.    The total fair value of all options which vested during the nine months ended November 3, 2007 and October 28, 2006 was $700,000 and $579,000, respectively.

Trademarks

During the Third Quarter the Company did not acquire any trademarks.  During the First Quarter the Company acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock.  We did not acquire any trademarks during the comparable periods last year.  Trademark registration and renewal fees, excluding the $4.0 million acquisition costs associated with Carole Little, which were capitalized during the Third Quarter and Nine Months were $43,000 and $98,000, respectively.  In comparison, for the three and nine month periods ended October 28, 2006 the total trademark registration and renewal fees capitalized were $92,000 and $151,000, respectively.

Income Taxes

The income tax provision as shown in the statements of operations includes the following:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Current:
Federal	$1,493,000	$1,338,000	$6,294,000	$5,154,000
State	719,000	436,000	1,717,000	1,854,000
Foreign	(672,000)	658,000	(358,000)	2,325,000

	1,540,000	2,423,000	7,653,000	9,333,000
Deferred:
Federal	122,000	(185,000)	597,000	263,000
State	(14,000)	(8,000)	(28,000)	(22,000)

	108,000	(193,000)	569,000	241,000

	$1,648,000	$2,239,000	$8,222,000	$9,574,000

                Deferred income taxes are comprised of the following:

	November 3, 2007		February 3, 2007
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Fixed assets	$—	24,000	$—	$24,000
Tax effect of NOL carryovers	213,000	666,000	273,000	820,000
State income taxes	972,000	—	1,519,000	(14,000)
Compensation	17,000	321,000	—	179,000

Total deferred tax assets	$1,202,000	1,011,000	$1,792,000	$1,009,000

                Our deferred tax asset is primarily related to state tax benefits and net operating loss carryforwards. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

                A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax expense net of federal income tax benefit	4.8	5.0	4.8	5.0
FIN 48 effects	(0.6)	—	(0.4)	—
Foreign Exchange Gain on UK Tax Refund	(8.8)	—	(2.2)	—
Other	0.4	0.6	0.4	0.4

Tax provision	30.8%	40.6%	37.6%	40.4%

In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.  As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization net operating loss carryforwards (“NOLs”) and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382.  The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000.  Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year.  Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount.  As of November 3, 2007, we estimate that we have $2.3 million of federal Section 382 NOLs available that will begin to expire in 2008.  Management expects to fully utilize these NOLs prior to expiration.

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

During the Third Quarter we received approximately $9.1 million in tax refunds from the re-determination of certain foreign taxes previously paid in a foreign jurisdiction in which our licensee in that country had previously withheld foreign taxes and made such payments to their tax authority on our behalf.  We had previously taken foreign tax credits for the past five fiscal years on such foreign taxes withheld by this licensee.  We initially submitted filings in October 2006 to the foreign tax authority governing this matter to determine if a refund of such tax withholdings was the appropriate interpretation of the governing tax laws between the subject foreign jurisdiction and the United States.  Upon receipt of this re-determination of foreign taxes previously paid, we promptly repaid this money to the United States Treasury and filed amended tax returns therewith.  We had previously accounted for this income tax receivable of $9.1 million and the subsequent income taxes payable pertaining to this matter during our First Quarter when we adopted FIN 48.  Approximately $0.8 million (pre-tax) of the  refunds received represents gains from favorable changes in the foreign currency exchange rates which occurred from the time when the foreign taxes were withheld (generally each quarter during the past five fiscal years) to when we received the refund in August 2007, as the dollar weakened during this period.  These foreign currency exchange gains have been accounted for in our tax provision adjustments along with our other FIN 48 related accounting adjustments, and are not shown separately on the other income portion of our income statement.

In accordance with the adoption of FIN 48, we continue to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income.  As of the date of adoption of FIN 48, the Company accrued $1,147,000 of interest relating to unrecognized tax benefits.

The Company files U.S. federal and state tax returns. For the federal tax returns, the company is generally no longer subject to tax examinations for years prior to fiscal year 2003.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2001.

(3)  Dividends

On January 30, 2007 we declared a dividend of $6.6 million, or $0.75 per share, which was paid on March 15, 2007.  On April 24, 2007 we declared a dividend of $6.6 million, or $0.75 per share, which was paid on June 15, 2007.  On July 23, 2007 we declared a dividend of $6.6 million, or $0.75 per share, which was paid on September 15, 2007.  On October 15, 2007 we declared a dividend of $6.6 million, or $0.75 per share, which is scheduled to be paid on December 14, 2007 to shareholders of record as of December 1, 2007.

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

The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined.  If the Company terminates the Management Agreement without cause or Mr. Margolis terminates the Management Agreement upon the Company materially breaching the terms and conditions thereof or fails to perform any material obligation thereunder, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus (the “Termination Payment”).  As of August 4, 2007, the Company’s accrued liabilities include bonuses payable of $2.2 million, which includes approximately $1.7 million pertaining to Mr. Margolis’ bonus under the Management Agreement.

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

Specifically, with regard to the Termination Payment, the Amendment adds a new paragraph to Section 10.2 of the Management Agreement, which provides for the Termination Payment to Mr. Margolis.  The additional paragraph added to Section 10.2 by the Amendment provides that the $4.644 million that is payable to Mr. Margolis as part of his performance bonus for Fiscal 2007 as a result of the total revenues received by the Company from Mossimo (which includes both the one-time revenue from the termination of the Finder’s Agreement, and also the ordinary course revenues) shall be excluded from any calculation of the Termination Payment based on Mr. Margolis’ performance bonus for Fiscal 2007. Thus, pursuant to the Management Agreement, as amended, if the Termination Payment was calculated based on Mr. Margolis’ salary for Fiscal 2008 and performance bonus for Fiscal 2007, it would be approximately $12.4 million.

On October 8, 2007, the Company entered into a contingent Finders Fee Agreement (the “Contingent Finders Fee Agreement”) with a director, Keith Hull, pertaining to his services as a director of Cherokee in introducing the Company to its licensee for the Cherokee brand in India.  The Contingent Finders Fee Agreement calls for the recipient (Keith Hull) to receive 5% of all royalty revenues received by the Company in years 6 through 10 (and possibly years 11 through 15) only if the licensee decides to renew the licensing agreement beyond the original five year term to a second five year term (years 6 through 10), and again if another five year term is renewed (years 11 through 15).  The Contingent Finders Fee Agreement expires at the earlier of (i) termination of the licensing agreement with the subject licensee for India, or (ii) ten years of payments (through year 15).  The recipient, Keith Hull, has not received any payments or other compensation and will not receive any payments under the Contingent Finders Fee Agreement during the original five year term.  In the event that the licensing agreement with the licensee is not renewed after the first five-year term, there will be no payments of any type made to the recipient under the Contingent Finders Fee Agreement.

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

We and our wholly owned subsidiary, SPELL C. LLC (“Spell C”) own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All that Jazz®, Molly Malloy® and others.  The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a “Casual American” lifestyle with traditional wholesome values.  The Sideout brand and related trademarks represent a young active lifestyle and were acquired by us in November 1997.  The Carole Little and Chorus Line brands and trademarks were acquired by us in December 2002.  As of November 3, 2007, we had nineteen continuing license agreements covering both domestic and international markets.

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

 In November 1997, we reaffirmed our relationship with Target Stores, a division of Target Corporation, by entering into an amended licensing agreement (the “Amended Target Agreement”) which grants Target Stores the exclusive right in the United States to use the Cherokee trademarks on certain specified categories of merchandise. The term of the Amended Target Agreement currently extends until January 31, 2009 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the Amended Target Agreement will continue to automatically renew for successive one-year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater than $9.0 million for the preceding fiscal year.  If Target Stores elects to terminate the Amended Target Agreement, effective January 31, 2009 or at any other time, it would have a material adverse effect on our business, financial condition, cash flow, liquidity and results of operations.  Royalty revenues from Target totaled $6.4 million during the First Quarter, $4.9 million during the Second Quarter, and $3.3 million during the Third Quarter, as compared to $6.9 million, $5.3 million and $3.3 million in the comparable quarters of Fiscal 2007.

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

Our Board of Directors previously authorized and approved the extension of the expiration date of our stock repurchase program from January 31, 2006 to January 31, 2008, and increased the number of shares which could currently be repurchased to a total of 800,000.  We have not repurchased any shares of our common stock pursuant to this authority.  From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock and there have been no additional share repurchases or retirements subsequent to February 1, 2003.  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, impairment of long-lived assets, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

On January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on or after January 1, 2006.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the relevant provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 29, 2006, the first day of our 2007 fiscal year.  Our consolidated financial statements as of and for the three and six months ended July 29, 2006 and for the three and six months ended August 4, 2007 reflect the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended November 3, 2007 and October 28, 2006 was $537,000 and $524,000, respectively.

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

Effective at the beginning of Fiscal 2008, we adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

During the Third Quarter we received approximately $9.1 million in tax refunds from the re-determination of certain foreign taxes previously paid in a foreign jurisdiction in which our licensee in that country had previously withheld foreign taxes and made such payments to their tax authority on our behalf.  We had previously taken foreign tax credits for the past five fiscal years on such foreign taxes withheld by this licensee.  We initially submitted filings in October 2006 to the foreign tax authority governing this matter to determine if a refund of such tax withholdings was the appropriate interpretation of the governing tax laws between the subject foreign jurisdiction and the United States.  Upon receipt of these tax refunds, we promptly remitted this money to the United States Treasury and filed amended tax returns therewith.  We had previously accounted for this income tax receivable of $9.1 million and the related income taxes payable pertaining to this matter during our First Quarter when we adopted FIN 48.  Approximately $0.8 million (pre-tax) of these refunds represents gains from favorable changes in the foreign currency exchange rates which occurred from the time when the foreign taxes were withheld (generally each quarter during the past five fiscal years) to when we received the refund in August 2007, as the dollar weakened during this period.  These foreign currency exchange gains have been accounted for in our tax provision adjustments along with our other FIN 48 related accounting adjustments, and are not shown separately on the other income portion of our income statement.

We file U.S. federal and state tax returns.  For the federal tax returns, we are generally no longer subject to tax examinations for years prior to fiscal year 2003.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2001.

Results of Operations

Retail Sales

During the three months ended November 3, 2007 (the “Third Quarter”), total sales of merchandise bearing the Cherokee brand were equivalent to the total retail sales for the third quarter of last year, with retail sales totaling approximately $654.7 million in our Third Quarter versus $647.9 million in total retail sales for the third quarter of last year.  The estimated retail sales of Cherokee branded merchandise of approximately $654.7 million for the Third Quarter now includes retail sales totals from Mexico ($7.4 million), as we recently modified our license agreement in Mexico to represent a retail direct contract with the retailer Comercial Mexicana, and subsequently receive timely retail sales data.

During the nine months ended November 3, 2007 (the “Nine Months”), total sales of merchandise bearing the Cherokee brand were $1.844 billion, which is similar to the $1.852 billion of retail sales reported for the nine months ended October 28, 2006.  The estimated retail sales of Cherokee branded merchandise for the Nine Months now includes retail sales totals from Mexico ($19.0 million), as we recently modified our license agreement in

Mexico to represent a retail direct contract with the retailer Comercial Mexicana, and subsequently receive timely retail sales data.

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

During the Third Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $366.2 million compared to approximately $426.6 million for the three months ended October 28, 2006, or a decline of about 14.1%.  During the Nine Months, retail sales of Cherokee branded products by Target Stores totaled approximately $1.01 billion compared to approximately $1.15 billion for the nine months ended October 28, 2006, or a decline of about 12.4%.

Tesco’s sales of merchandise bearing the Cherokee brand, which for the Third Quarter included the U.K., Ireland, and full quarters from Poland, Czech Republic, Hungary and Slovakia (“Central Europe”), were $241.0 million, as compared to $175.7 million in the comparable quarter of last year, which represents an increase of 37.2%.  Tesco’s sales of merchandise bearing the Cherokee brand for the Nine Months, which included the U.K., Ireland, and complete quarters from Central Europe, were $703.5 million, as compared to $571.5 million in the nine months ended October 28, 2006 (which included one full quarter of Tesco Hungary), which represents an increase of 23.1%.

Zeller’s sales of merchandise bearing the Cherokee brand were approximately $39.5 million during the Third Quarter compared to $40.6 million for the third quarter of last year.   For the Nine Months, Zeller’s retail sales of Cherokee branded products totaled $108.7 million, as compared to $105.5 million for the nine months ended October 28, 2006.

During the Third Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $9.8 million in comparison to $12.9 million for the third quarter of last year.  For the Nine Months, sales of Sideout branded products at Mervyn’s totaled $24.4 million, as compared to $41.0 million for the nine months ended October 28, 2006.

Retail sales of Carole Little and St. Tropez-West branded products by TJX were approximately $23.2 million in the Third Quarter, as compared to $19.4 million for the third quarter of last year.  For the Nine Months, retail sales of Carole Little and St. Tropez-West branded products by TJX totaled $88.8 million, as compared to $86.0 million for the nine months ended October 28, 2006.

Royalty Revenues and Expenses

Royalty revenues were $8.9 million and $32.9 million during the Third Quarter and Nine Months, respectively, compared to $8.8 million and $34.4 million during the third quarter and nine months ended October 28, 2006, respectively, an increase of 1.6% for the Third Quarter, and a decrease of 4.5% for the Nine Months.  The revenues for the Third Quarter include $12,000 of clothing liquidation royalties from Carrefour (contract expired on December 31, 2006) and zero revenues from Mossimo since the Mossimo Finder’s Agreement was sold during the fourth quarter of Fiscal 2007, whereas the comparable period last year included $0.1 million of royalties from Carrefour and $0.8 million of royalties from Mossimo.  Royalty revenues from the Cherokee brand were $8.1 million and $30.7 million during the Third Quarter and Nine Months, respectively, compared to $7.4 million and

$29.6 million for the comparable periods last year.  During the Third Quarter and Nine Months, revenues of $3.3 million and $14.5 million, respectively, were recognized from Target Stores compared to $3.3 million and $15.5 million for the comparable periods last year, which accounted for 37% and 44% of total revenues, respectively, versus 37% and 45% last year.  The decrease in royalty revenues from Target stores for the Nine Months compared to the prior year periods was attributable to lower retail sales of Cherokee branded products due to a lower number of product categories allocated to the Cherokee brand in women’s apparel, women’s accessories, and intimate apparel, which was offset somewhat by increases in sales of Cherokee branded products in the kid’s division.  Revenues from Tesco for sales of Cherokee branded products were $3.7 million and $13.0 million during the Third Quarter and Nine Months, respectively, compared to $3.0 million and $10.6 million for the comparable periods last year.  The growth in royalties from Tesco during the Third Quarter and Nine Months is primarily due to increased sales of Cherokee branded products in Central Europe, which is the result of a combination of factors, including attaining increased efficiencies in their clothing operations, expansion of product categories under which the Cherokee brand is sold, and also store expansion in certain countries, particularly Poland.  The modest growth achieved at Tesco’s operations in the U.K. includes growth in their kid’s and women’s divisions, and also a favorable change in the exchange rate during these periods.  Revenues from Zellers were $773,000 and $2.2 million during the Third Quarter and Nine Months, respectively, compared to $921,000 and $2.7 million for the comparable periods last year, due primarily to royalty rate reductions.  Royalty revenues from our new retail direct licensee in Mexico, Comercial Mexicana, totaled $226,000 and $591,000 during the Third Quarter and Nine Months, respectively, compared to $96,000 and $220,000 in royalty revenues for the comparable periods last year (when our licensee for Mexico was a wholesaler).

Royalty revenues from the retail sales of products bearing our Sideout brand were $275,000 and $828,000, respectively, during the Third Quarter and Nine Months compared to $376,000 and $1.3 million for the comparable periods last year.  Revenues from Mervyn’s for sales of Sideout branded products during the Third Quarter and Nine Months were $252,000 and $749,000, respectively, compared to $358,000 and $1.2 million for the comparable periods last year, due primarily to lower sales of Sideout branded products by Mervyn’s in certain product categories.

Third Quarter and Nine Months revenues also included $301,000 and $1.16 million, respectively, from the Carole Little brands, as compared to the $253,000 and $1.1 million reported last year from these brands.  In addition, in the Third Quarter we recognized royalty revenues of $239,000 from our brand representation licensing agreements.

Revenues from international licensees of both Cherokee and Sideout brands, such as Tesco, Zellers, Comercial Mexicana and others were collectively $4.8 million and $16.1 million during the Third Quarter and Nine Months, respectively, compared to $4.1 million and $14.0 million for the comparable periods last year.  This increase is due to the increase in revenues from Tesco, and in particular, the countries in Central Europe.  In addition, we have also experienced increased revenues from our licensee for Mexico.

We believe that our future revenues from Target, based on the downward trend during the Nine Months, will likely be lower for Fiscal 2008 when compared to the revenues from Fiscal 2007.  We believe that our future royalty revenues from Zellers will continue to be down due to lower royalty rates as compared to last year.  We estimate that our future revenues from Mervyn’s, which were down in the Nine Months, will continue to trend down this year when compared to last year.  Based on Tesco’s sales of Cherokee branded products in the Nine Months, and Tesco’s expansion of Cherokee branded products into Central Europe and their expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco may continue to grow in the foreseeable future.  Based upon the royalties received for the Nine Months from TJX, we estimate that our future royalty revenues from TJX may be similar to or higher than the revenues received from TJX in Fiscal 2007.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $8.6 million as of the end of the Third Quarter included accrual for revenues earned from Target Stores, Zeller’s, Mervyn’s, Tesco, and other licensees that are expected to be received in the month or 45 days following the end of the Third Quarter.

Selling, general and administrative expenses for the Third Quarter and Nine Months were $3.9 million and $12.0 million, respectively, or 43.2% and 36.4%, of revenues, in comparison to selling, general and administrative expenses of $3.5 million and $11.2 million, respectively, or 39.3% and 32.4% of revenues during the comparable periods last year.  Our selling, general and administrative expenses of $3.9 million in our Third Quarter represents an increase of $405,000 from the comparable quarter in the prior year, and the increase was primarily attributable to increases in salary and payroll-related expenses, higher finders’ fees, and higher tax and accounting expenses due to activities associated with FIN 48.  The increase in our selling, general and administrative expenses of $813,000 during the Nine Months was primarily attributable to increases in salary and payroll-related expenses, marketing expenses, certain finders’ fees, the 45% share of royalties we paid in our First Quarter, and higher tax and audit expenses.  In addition, in compliance with our adoption of SFAS 123(R), we recognized $203,000 of expense associated with stock option compensation expenses during the Third Quarter, as compared to $181,000 during the comparable period last year.  For the Nine Months, we recognized $537,000 of expense associated with stock option compensation expenses, as compared to $524,000 during the comparable period last year.

We reported zero interest expense during the Third Quarter and Nine Months and the comparable periods last year.  During the Third Quarter and Nine Months our interest and other income was $269,000 and $944,000, respectively, compared to $179,000 and $445,000 for the comparable periods last year.  The increase in interest income is primarily due to higher cash balances during the Third Quarter and Nine Months, along with somewhat higher interest rates earned on such cash balances.

During the Third Quarter and Nine Months we recorded a tax provision of $1.6 million and $8.2 million, respectively, which equates to an effective tax rate of 30.8% and 37.6% for such periods compared to $2.2 million and $9.6 million and an effective tax rate of 40.6% and 40.4% recorded for the same periods last year.  We are making quarterly estimated tax payments for our federal and state income tax liabilities.  During the Third Quarter and Nine Months our net income was $3.7 million and $13.6 million or $0.41 and $1.52 per diluted share, respectively, compared to $3.3 million and $14.1 million or $0.37 and $1.60 per diluted share for the comparable periods last year.  The decrease in the Third Quarter and Nine Months of our effective tax rates, as compared to the same periods in the prior year, was primarily due to the favorable impact from $0.8 million of foreign exchange rate gains we received from the re-determination of certain foreign taxes previously paid, and the subsequent refund of such amounts, and also to changes in our state apportionment of income to states with lower tax rates.

Liquidity and Capital Resources

Cash Flows.  On November 3, 2007 we had cash and cash equivalents of $23.5 million.  On February 3, 2007 we had cash and cash equivalents of $44.6 million.  The $21.1 million decrease in cash and cash equivalents during the Nine Months is primarily attributable to the payment of $20.0 million in dividends (in March, June and September), the payment of taxes of approximately $16.1 million, the $1.25 million cash portion of the acquisition of the 45% share of Carole Little royalties, and the payment of our previously accrued management and employee bonuses of $8.5 million during the First Quarter.  These were offset by various other items detailed below.

During the Nine Months, cash used in our operations was $0.1 million, compared to cash provided from operations of $14.2 million for the nine months ended October 28, 2006.  The use of cash from operations of $0.1 million during the Nine Months was primarily due to the following changes:  (i) an increase in accounts receivable of $1.3 million as compared to a decrease of $1.3 million in the previous year; (ii) an increase in tax receivables of $0.9 million as compared to zero in the previous year; and (iii) a decrease in accrued compensation of $5.3 million as compared to $0.8 million in the previous year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $757,000 during the Nine Months pursuant to SFAS 123 (R) as compared to $622,000 last year, and a decrease in our deferred tax assets of $588,000 as compared to a decrease of $241,000 last year.  Amortization of trademarks was also higher, totaling $943,000 in the Nine Months, as compared to $857,000 last year.  The largest use of cash from operating activities was a decrease of $8.9 million in income taxes payable and other accrued liabilities during the Nine Months, as compared to zero last year.

Cash used by investing activities during the Nine Months was $1.4 million, which was comprised of $36,000 of capital expenditures for office equipment, $98,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands, and also the $1.25 million cash portion of the $4.0 million total acquisition cost of the 45% share of the Carole Little royalty stream which we previously did not own (stock was issued for the $2.75 million non-cash portion of this acquisition price).  In comparison, during the nine months ended October 28, 2006, cash used by investing activities was $169,000, which was comprised of $18,000 of capital expenditures for office equipment and related fixed assets, and $151,000 in trademark registration and renewal fees for our brands.

Cash used in financing activities was $19.5 million during the Nine Months, which included three dividend payments totaling $20.0 million (in March, June and September), which was offset by the excess tax benefit related to stock options exercised of $42,000, and also the receipt of $421,000 in proceeds from the exercise of stock options.  In comparison, last year cash used in financing activities was $15.4 million, which included the payment of three dividends totaling $15.8 million, which was offset by the excess tax benefit related to stock options exercised of $50,000, and also the receipt of $373,000 in proceeds from the exercise of stock options.

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

As of November 3, 2007 we did not have any amounts outstanding under any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of November 3, 2007, we did not have any standby letters of credit or any standby repurchase obligations.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of November 3, 2007 we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business.  For our most recent fiscal year ended February 3, 2007, revenues from international licensing comprised 42% of our consolidated revenues (adjusted to exclude the $33.0 million from our sale of the finders agreement with Mossimo).  When including the one-time $33.0 million in revenues from Mossimo, revenues from our international licensees comprised 24% of our total Fiscal 2007 revenues.  For the Nine Months, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $0.5 million, which represents 5.4% of the total revenues reported for the Nine Months.  Such change is not considered to represent a material effect on our results of operations or cash flow.

Nearly all of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Zellers increases when the dollar weakens against such foreign currencies (the British Pound and Euro, and the Canadian Dollar).  For example, the royalty revenues from Tesco for the U.K. in our First Quarter reflect an 8.4% favorable change in the exchange rate as compared to the exchange rate used in the comparable period last year.  Similarly, the royalty revenues from Tesco U.K. in our Second Quarter reflect a 6.23% favorable change in the exchange rate as compared to the exchange rate used in the comparable period last year.  Likewise, the royalty revenues from Tesco U.K. in our Third Quarter reflect an 8.6.% favorable change in the exchange rate as compared to the exchange rate used in the comparable period last year.  In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, may result in lower reported royalty revenues.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of November 3, 2007.

(b) Changes in internal controls.  Management determined that as of November 3, 2007, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is largely dependent on Royalties from two licensees, Target Stores and Tesco, which accounted for 42% and 32%, respectively, of our consolidated licensing revenues in Fiscal 2007 (excluding the one-time $33.0 million in revenues from the sale of our finders agreement with Mossimo), and accounted for 44% and 40%, respectively, of our licensing revenues reported for the nine months ended August 3, 2007.

During Fiscal 2007, 42% of our licensing revenues were generated from Target Stores, a division of Target Corp., and 32% of our licensing revenues were generated from Tesco.  When including the one-time $33.0 million in revenues from Mossimo, Target represented 24% and Tesco represented 18%, respectively, of our total licensing revenues for Fiscal 2007.  Similarly, for our Nine Months, 44% and 40%, respectively, of our licensing revenues were generated from Target Stores and Tesco.  The future termination of either of these license agreements would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner.  The term of the Amended Target Agreement currently extends until January 31, 2009 and, unless Target Stores gives us one year’s advance notice of its intention to terminate the agreement, the agreement will continue to automatically renew for successive one year terms provided that Target Stores has paid a minimum guaranteed royalty equal to or greater then $9.0 million for the preceding fiscal year.  If Target Stores elects to terminate the Amended Target Agreement, effective after January 31, 2009 or at any other time, it would have a material adverse effect on our business, financial condition and results of operations.  There can be no guarantee that we would be able to replace the Target Stores royalty payments from other sources. The Amended Target Agreement, however, requires one year’s advance notice of termination by Target Stores to prevent automatic renewal, during which period we believe we could enter into one or more licensing agreements for the Cherokee brand with either retailers and/or wholesalers, which we expect would enable us to replace some of the lost revenues from Target Stores. Nonetheless, we could suffer substantially decreased royalty revenues and cash flow under the Amended Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties required under such agreement.  Similarly, our licensing agreement with Tesco, which covers numerous countries, currently extends until January 31, 2011, and the termination of this licensing agreement at any time, would negatively impact our royalty revenues and cash flow.  Together, these two licensees accounted for 74% of our consolidated licensing revenues in Fiscal 2007 (excluding the one-time $33.0 million in revenues from our sale of the finders agreement with Mossimo), and accounted for 84% of our consolidated licensing revenues in our Nine Months.

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

Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Chairman and Chief Executive Officer; Howard Siegel, our President; Sandi Stuart, our Executive Vice President, and Russell J. Riopelle, our Chief Financial Officer. Mr. Margolis was initially the primary person responsible for conceiving and implementing our overall business and marketing strategy, and the other executives are currently responsible for executing our strategy.  Mr. Margolis has served as Chairman and Chief Executive Officer since May 1995 after we emerged from bankruptcy in December 1994.  As of November 3, 2007, Mr. Margolis was the beneficial owner of approximately 12.1% of our outstanding common stock. We have a limited number of employees and Mr. Margolis’ and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. While Mr. Margolis’ services are provided pursuant to a management agreement with us, the other executives do not have management agreements. Furthermore, Mr. Margolis’s agreement does not ensure Mr. Margolis’ continued services. The loss of the services of Mr. Margolis or our other key executives could have a material adverse effect on our business prospects, financial condition and results of operations.

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

We entered into the first amendment to the Management Agreement (the “Amendment”) on August 28, 2007.  The Amendment was approved by our stockholders at the annual stockholders meeting on August 28, 2007.  The Amendment effects two principal changes to the Management Agreement: (i) the provisions regarding extension of the term are amended to measure Company performance without consideration of revenues and expenses associated with extraordinary transactions, and (ii) the provisions regarding the Termination Payment are amended to reduce the payment by disregarding revenues received from Mossimo during Fiscal 2007, which includes both the extraordinary revenues and ordinary course royalties, and also the related expenses associated with the termination of the Finder’s Agreement with Mossimo.  Mr. Margolis’ annual base compensation in Fiscal 2008 is $760,551 and his performance bonus for Fiscal 2007 was approximately $8.0 million.  If Mr. Margolis were terminated without cause or we breached any material obligation under the Management Agreement and Mr. Margolis terminated his employment in connection with such breach during Fiscal 2008, the Termination Payment that would be payable to Mr. Margolis pursuant to the Management Agreement, as amended (based on his Fiscal 2008 salary and Fiscal 2007 performance bonus), would be approximately $12.4 million.

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

Although we have paid dividends during each quarter of Fiscal 2007, fiscal 2006 and fiscal 2005, and during the first, second and third quarters of Fiscal 2008, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.  We are currently paying out quarterly dividends to shareholders which are greater than our quarterly free cash flow, with the difference currently being funded by the amount of excess cash on our balance sheet.  If we are not able to increase our earnings and free cash flow to support the current level of dividends being paid, we may have to reduce the level of dividends paid in the future to more closely match our free cash flow.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 28, 2007, we held our annual stockholders’ meeting, at which our stockholders (i) elected five (5) directors to hold office until the next annual meeting of stockholders and (ii) approved the proposed amendment to the Second Revised and Restated Management Agreement between Cherokee Inc. and The Newstar Group d/b/a The Wilstar Group, pursuant to which Robert Margolis provides his services as the Company’s Chairman and Chief Executive Officer.  The vote on such matters was as follows:

I.  Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Robert Margolis	6,242,898	1,652,173
Timothy Ewing	7,785,523	109,548
Dave Mullen	7,761,544	133,527
Jess Ravich	7,719,993	175,078
Keith Hull	7,767,118	127,953

II.  Approval of the proposed amendment to the Second Revised and Restated Management Agreement between Cherokee Inc. and The Newstar Group d/b/a The Wilstar Group:

For	Against	Abstain	Broker Non-Votes
4,768,429	318,237	25,270	2,783,135

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

Dated:  December 12, 2007

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis
Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle
Chief Financial Officer