Form 10-K
period 2008-02-02
CHEROKEE INC
filed 2008-04-17
CIK 844161

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file No. 0-18640

CHEROKEE INC.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4182437 (IRS Employer Identification No.)
6835 Valjean Avenue Van Nuys, CA 91406 (Address of principal executive office, including zip code)
(818) 908-9868 (Registrant's telephone number, including area code)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of April 11, 2008, the registrant had 8,913,902 shares of its common stock, par value $.02 per share, issued and outstanding.

         As of August 3, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $307.7 million (computed on the basis of the last trade of the common stock on the NASDAQ Global Select Market on August 3, 2007).

Documents Incorporated by Reference:

         Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on June 10, 2008, are incorporated by this reference into Part III as set forth herein.

CHEROKEE INC.

INDEX

i

PART I

Item 1.    BUSINESS

Introduction

        Cherokee Inc. (which may be referred to as we, us, our or the Company) is in the business of marketing and licensing the Cherokee, Sideout and Carole Little brands and related trademarks and other brands we own or represent. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the world.

        We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others. As of February 2, 2008, we had nineteen continuing license agreements covering both domestic and international markets. During our fiscal year ended February 3, 2007, we terminated one material licensing agreement (our Finder's Agreement with Mossimo Inc.) in exchange for a one-time payment of $33.0 million during our fourth quarter of that fiscal year. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

        In addition to licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying licensees or licensors for their brands or stores. For example, during fiscal 2008 we assisted Norma Kamali in locating Wal-Mart as a global licensee of the Norma Kamali brand.

        Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 6835 Valjean Avenue, Van Nuys, California 91406, telephone (818) 908-9868. We maintain a website with the address www.thecherokeegroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        We operate on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align us with our licensees who generally also operate and plan using such a fiscal year. This results in a 53 week fiscal year approximately every four or five years. We do not believe that the extra week in the occasionally reported 53 week fiscal year results in any material impact on our financial results.

        As used herein the term "First Quarter" refers to the three months ended May 5, 2007; the term "Second Quarter" refers to the three months ended August 4, 2007; the term "Third Quarter" refers to the three months ended November 3, 2007; and the term "Fourth Quarter" refers to the three months ended February 2, 2008.

Overview of Licensing Business

        The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional, wholesome values. We acquired the Sideout brand and related trademarks, which represent a young active lifestyle, in November 1997. The Carole Little, Saint Tropez-West, All That Jazz and Chorus Line brands and trademarks were acquired by us in December 2002, and are recognized women's brands. Our primary emphasis is domestic and international retail direct licensing. As of February 2, 2008, we had nineteen continuing license agreements covering both domestic and international markets, ten of which pertained to the Cherokee brand.

        Our license agreements are with retailers, wholesalers and global trading companies on an exclusive or non-exclusive basis. Of our nineteen licensing agreements, thirteen are retail direct contracts with domestic or international retailers, two are with domestic or international wholesalers, and four are brand representations with third parties who have partnered, or are seeking to, partner with domestic or international retailers. In retail direct licensing, we grant retailers a license to use the trademarks on certain categories of merchandise. We collaborate with our licensees' product development staffs and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks, and in some cases our licensees modify or amplify the designs or create their own designs to suit their seasonal, regional and category needs. In nearly all cases, all products are subject to our pre-approved packaging, graphics and quality control standards, and all marketing campaigns are subject to similar oversight. The retailer is responsible for designing and manufacturing the merchandise. We refer to this practice as our "retail direct" licensing strategy. Wholesale licensees manufacture and import various categories of apparel, footwear and accessories under our trademarks and sell the licensed products to retailers. We plan to continue to solicit new licensees through our executive employees as well as using outside consultants.

Retail Direct Licensing Strategy

        Our retail direct licensing strategy is premised on the proposition that in the United States and other advanced or developed retail markets worldwide, most aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. We believe that these retailers in general may be able to obtain higher gross margins on sales and increase store traffic by directly designing, sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than through carrying strictly private label goods or branded products from third-party vendors. We also expect that the enhanced profitability to retailers of private label products and in-store brands, coupled with the substantial marketing costs to establish and maintain a widely recognized apparel brand, will continue to increase the desirability to retailers of well-established brands with broad appeal. Our primary strategy is to capitalize on these trends around the world by licensing our portfolio of brand names directly to retailers, who, working in conjunction with us, develop merchandise for their stores, and to augment that portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

        Generally, royalty rates on retail direct licenses vary as a percent of the retailer's net sales of licensed products and may decrease depending on the retailer's annual sales of licensed products and the retailer's guaranteed annual sales of licensed products. As an incentive for our licensees to achieve higher retail sales of Cherokee, Sideout, Carole Little or other branded products, some of our royalty agreements are structured to provide royalty rate reductions once certain specified cumulative levels of sales are achieved by our licensees during each fiscal year. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, our royalty revenues as a percentage of our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

Owned Brands

Cherokee Brand

        At February 2, 2008, we had ten ongoing licensing agreements for our Cherokee brand. These were all retail direct licensing agreements. Licensing revenues from our Cherokee brand totaled $38.9 million for fiscal 2008, which represented 94% of our total royalty revenues.

        One of our most significant retail direct licensing agreements is with Target Corporation ("Target") for the Cherokee brand in the United States. The terms of our relationship with Target are set forth in an amended licensing agreement between Cherokee and Target entered into on November 12, 1997. On January 10, 2008, we announced that we entered into a restated license agreement with Target, which became effective on February 1, 2008 (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise.

        During the term of the Restated Target Agreement, in most cases, we must receive Targets' consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand in international markets through retail direct or wholesale licenses with manufacturers or other companies that have market power and economies of scale in those respective markets.

        The term of the Restated Target Agreement continues through January 31, 2012. However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the agreement during February of the calendar year prior to termination. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise.

        Royalty revenues from Target were $17.3 million during fiscal 2008, $18.4 million during fiscal 2007, and $20.2 million during fiscal 2006, which accounted for 41.5%, 24% (42% if excluding the $33.0 million from the termination of our Mossimo Finder's Agreement), and 47%, respectively, of our consolidated revenues during such periods. The termination of the Restated Target Agreement would have a material adverse effect on our business. See "Risk Factors."

        On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Great Britain's Tesco Stores Limited ("Tesco"). Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. In January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary. In addition, in February 2007 we added the territory of China to the Tesco agreement. We currently expect that Tesco will start selling Cherokee branded products in selected Asian territories (which could include some or all of Malaysia, South Korea, Thailand, and China) within the next 12 to 24 months, but cannot provide any assurances that this timeframe will be met. The term of the Tesco agreement expires on January 31, 2011, and Tesco has several options to extend this term. Royalty revenues from Tesco totaled $17.0 million in fiscal 2008, $13.9 million in fiscal 2007, and $10.6 million in fiscal 2006. The termination of our license agreement with Tesco would have a material adverse effect on our business. (See Item 1A. Risk Factors).

        On August 22, 1997, we entered into an exclusive international retail direct licensing agreement with Zellers Inc., a Canadian retailer that is a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise. In fiscal 2007 Zellers renewed their agreement for an additional five year period, beginning February 1, 2007 and continuing through January 31, 2012, and certain of the terms were changed to Canadian Dollars. Under the terms of the renewed agreement,

Zellers agreed to pay us a minimum guaranteed royalty of CDN $1.5 million per year (equivalent to approximately US$1.5 million at February 2, 2008) over the new five-year term. Zellers has the option to renew this agreement for two additional five year terms beyond the most recent renewal. Royalty revenues from Zellers totaled $2.9 million in fiscal 2008, $3.7 million in fiscal 2007 and $3.1 million in fiscal 2006.

        On January 1, 2007, we entered into a retail direct contract with the Mexican retailer, Comercial Mexicana. For fiscal 2008, royalty revenues from Comercial Mexicana totaled $0.9 million.

        As of February 2, 2008, we had nine international license agreements for the Cherokee brand (Tesco, Zellers, Comercial Mexicana, Pick 'N Pay, GLS—Al Hokair, Falabella, Shufersal LTD., Grupo Pao de Acucar, and Arvind Mills).

        In March 2008, we announced an exclusive international license agreement with Grupo Eroski for the Cherokee brand for the country of Spain. This first term of this contract continues through January 31, 2012, with possible renewal terms thereafter, and represents our tenth international license agreement for the Cherokee brand. We expect to continue to solicit additional licensees for the Cherokee brand in Asia, Europe and South America, subject to the rights of Tesco and our other licensee under their respective agreements.

Sideout Brand

        At February 2, 2008, we had four ongoing licensing agreements for our Sideout brand. One of these is a retail direct licensing agreement (Mervyn's) for the United States; another is a wholesale licensing agreement for footwear worldwide; and the other two are international wholesale and retail licensing agreements. Licensing revenues from our Sideout brand totaled $1.0 million for fiscal 2008, which represented 3% of our total royalty revenues.

        During fiscal 2008 and fiscal 2007, our only United States retail direct licensing contract for the Sideout brand was with Mervyn's, which is on a non-exclusive basis. Categories of merchandise under license include men's, women's and children's sportswear, accessories, luggage, sports bags and backpacks, skin care products and hats. During fiscal 2008, royalty revenues from Mervyn's retail sales of Sideout branded products totaled $0.9 million, as compared to $1.6 million during fiscal 2007, and $2.3 million in fiscal 2006. The decline in royalty revenues during this period is primarily due to the closing or sale of a number of stores in 2006, and also a reduction in the number of product categories utilizing the Sideout brand, which consequently resulted in a lower amount of Sideout branded products available for sale at Mervyn's. The term of our agreement with Mervyn's continues until January 31, 2010. We continue to actively pursue our retail direct licensing strategy to further develop the Sideout brand in the United States and internationally.

        In December 2002, we entered into an international licensing agreement with Shanghai Bolderway, Fashion Inc., a division of Guangdong Bolderway Trading Development Co., Ltd. ("Bolderway"). This multi-year agreement includes various product categories such as men's, boy's and women's apparel and footwear for the Sideout brand. These products launched in China in fiscal 2005, and since that time we have only received the minimum guaranteed payments from this contract. Licensing revenues from our agreement with Bolderway totaled $81,000 in fiscal 2008.

        In November 2006, we entered into an international licensing agreement with P&L Global Network Inc., for the licensing of our Sideout brand in selected countries in Central and South America. This multi-year agreement includes various product categories such as men's, boy's and women's apparel for the Sideout brand. In December 2007 we amended this licensing contract, and the term now extends to April 30, 2011. We expect that Sideout branded products will launch in several countries during fiscal 2009. During fiscal 2008 we reported $27,000 in royalties, which represented the contractual minimum guaranteed payments due from the amended contract.

Carole Little Brands

        At February 2, 2008, we had one ongoing retail direct licensing agreement with TJX Companies for our Carole Little brands (Carole Little, CLII and Saint Tropez-West) for the United States and certain other countries. Licensing revenues from our Carole Little brands totaled $1.33 million for fiscal 2008, which represented 3.2% of our total royalty revenues. During fiscal 2008 the Company acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock.

        Since December 2002, we have had an exclusive retail direct licensing agreement with TJX Companies. This contract is in its second five-year term, which continues through January 31, 2013, and provides TJX with the option at the expiration of the second term of the agreement to either renew the agreement for an additional five year term or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. This contract contains annual minimum guaranteed royalties, similar to our other licensing agreements. We received royalty revenues from TJX of $1.33 million in fiscal 2008 as compared to $1.28 million in fiscal 2007 and to $874,000 in fiscal 2006.

Brand Representation Businesses

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

        During fiscal 2001, we assisted Mossimo in locating Target as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo, which provided that we would receive a fixed percentage of all monies paid to Mossimo by Target (the "Mossimo Finders Agreement"). During our fourth quarter ended February 3, 2007, we terminated the Mossimo Finders Agreement in exchange for payment of a termination fee of $33.0 million (plus $900,000 in back royalties due to the Company from Mossimo for the first quarter of fiscal 2007) in accordance with the terms of the Termination and Settlement Agreement (the "Termination Agreement") between the Company and Iconix Brand Group, Inc. ("Iconix") entered into as of April 27, 2006 in connection with Iconix's acquisition of Mossimo.

        As a result of the sale and termination of the Mossimo Finders Agreement in the fourth quarter of fiscal 2007, we reported $36.8 million in fiscal 2007 (which included the $33.0 million payment), as compared to just $0.4 million of brand representation royalties in fiscal 2008.

        During fiscal 2008 we assisted Norma Kamali in locating Wal-Mart as a global licensee of the Norma Kamali brand.

Domestic Licensing Royalties

        During fiscal 2008, we received a total of $20.0 million in aggregate royalties from our United States retail direct license agreements and brand representation contracts, which accounted for 48% of our consolidated revenues during such period.

International Licensing Royalties

        During fiscal 2008, we received $21.6 million in aggregate royalties from our international license agreements, which accounted for 52% of our consolidated revenues during such period.

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

Competition

        Royalties paid to us under our licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Our Cherokee, Sideout, Carole Little and other brands are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group Inc., and VF Corp. and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Companies such as Iconix Brand Group, and Martha Steward Living Omnimedia Inc. have entered into, and other companies owning established trademarks could also enter into, similar arrangements with retailers. See "Risk Factors."

Employees

        As of February 2, 2008, we employed twenty persons. None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.

Code of Ethics

        We have adopted a code of ethics that applies to all of our directors, officers and employees of the Company.

SEC Filings

        We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.thecherokeegroup.com as soon as reasonably practicable after we file these materials with, or furnish them to, the Securities and Exchange Commission. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Executive Officers of the Registrant

        The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Robert Margolis, 60 Director, Chairman of the Board of Directors and Chief Executive Officer	Mr. Margolis has been our Chairman of the Board and Chief Executive Officer since May 5, 1995 and his services are provided to us pursuant to a management agreement. Mr. Margolis was the co-founder of our Apparel Division in 1981. He had been our Co-Chairman of the Board of Directors, President and Chief Executive Officer of Cherokee since June 1990 and became Chairman of the Board on June 1, 1993. Mr. Margolis resigned all of his positions with us on October 31, 1993. Subsequently, Mr. Margolis rejoined us as Chairman and CEO in 1995.
Howard Siegel, 53 President—Operations
Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and administration and became President of Operations on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a Senior Executive for both Federated Department stores and Carter Hawley Hale Broadway stores.
Russell J. Riopelle, 44 Chief Financial Officer
Mr. Riopelle has been our Chief Financial Officer since February 2004. From August 2002 to mid-February 2004 Mr. Riopelle was an investment banker with RSM EquiCo, a division of H& R Block, Inc. From February 2002 to July 2002 Mr. Riopelle was Chief Financial Officer for Dorchester Capital Advisors, a hedge fund. From May 2000 to November 2001 Mr. Riopelle was a Vice President with Bank of America Securities. From August 1996 through April 2000 Mr. Riopelle was a Vice President in the investment banking division of U.S. Bancorp Libra (now known as Libra Securities, LLC).
Sandi Stuart, 56 Executive Vice President, Brand Development
Ms. Stuart joined us in June 2001 as Executive Vice President of Brand Development. Prior to June 2001 Ms. Stuart spent 24 years at Bugle Boy Industries, where she was Regional Sales Manager from 1977 until 1985. She was Senior Executive, Vice President of Sales from 1985 until 2001, where her responsibilities involved her in everything from design to production to sales and sales management.
Larry Sass, 46 Senior Vice President
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
Mark Nawrocki, 40 Senior Vice President Marketing
Mr. Nawrocki joined us in April 2005 as Vice President of Marketing. Prior to joining the Company, Mr. Nawrocki spent ten years at Target Corp., working within marketing with a primary emphasis on Mervyn's. Mark stayed on with Mervyn's as Marketing Director after Mervyn's was sold by Target Corp. Prior to working for Target, Mr. Nawrocki worked for Universal Studios within licensing promotions, and over five years with a major soft drink manufacturer.

Item 1A.    RISK FACTORS

        In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the Securities and Exchange Commission, or in any press release or other written or oral statement we may make. Please also see "Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations—Cautionary Note Regarding Forward-Looking Statements" for additional risks and uncertainties applicable to us.

  Our business is subject to intense competition.

        Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee's net sales of licensed products. Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group Inc., and VF Corp. and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours. Further, there are numerous risk factors that apply to the businesses of retailers that can affect their level of sales of products that carry our brands. Any decline in sales by our licensees can adversely affect our revenues. Factors that may adversely affect retailers include the following: weather; changes in the availability or cost of capital; shifts in the seasonality of shopping patterns; labor strikes or other work interruptions including work interruptions that impact supply chains and transport vendors; the impact of excess retail capacity; changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; material acquisitions or dispositions; investments in new business strategies; the success or failure of significant new business ventures or technologies; actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; and natural disasters, the outbreak of war, acts of terrorism or other significant national or international events.

        In addition, other companies owning established trademarks could also enter into similar arrangements with retailers.

  Our business is largely dependent on royalties from two licensees, Target and Tesco, which accounted for 42% and 41%, respectively of our consolidated licensing revenues in fiscal 2008.

        During fiscal 2008, 42% of our licensing revenues were generated from Target and 41% of our licensing revenues were generated from Tesco. We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement. We are unsure whether we would be able to replace the royal payments received from Target and Tesco. The termination of either of these license agreements would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner. We are unsure whether we would be able to replace the royal payments received from Target and Tesco. Together, these two licensees accounted for 83% of our consolidated licensing revenues in fiscal 2008.

  We are dependent on our intellectual property and we cannot assure you that we will be able to successfully protect our rights.

        We hold various trademarks including Cherokee, Sideout, Carole Little and others in connection with apparel, footwear and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in numerous other countries. We also hold several trademark applications for Cherokee and Sideout in several countries. There can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

  We are dependent on our key management personnel.

        Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Chairman and Chief Executive Officer; Howard Siegel, our President; and Russell J. Riopelle, our Chief Financial Officer. We have a limited number of employees and Mr. Margolis' and our other executives' leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Margolis or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

  The management agreement with our Chief Executive Officer contains provisions that provide for a substantial cash payment to our Chief Executive Officer upon our breach or termination of the management agreement.

        Mr. Margolis' services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement. The current term of the management agreement ends February 1, 2011; however, the term may be extended indefinitely for additional one year terms so long as we meet certain pre-tax earnings thresholds. If we terminate the management agreement without cause or

Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination plus the amount of the previous year's performance bonus under the management agreement. Mr. Margolis' annual base compensation in fiscal 2008 was $761,000 and his performance bonus for fiscal 2008 was approximately $3.4 million. Based on the amounts paid for fiscal 2008, the lump sum payment owed upon such a termination would be approximately $12.5 million.

        At the time such payment is due, we may not have sufficient cash to make the lump sum payment to Mr. Margolis, and becoming obligated to make such payment would have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. Under certain circumstances, the obligation to make such lump sum payment to Mr. Margolis could be triggered if a third party were to acquire us, which would increase such third party's acquisition costs, but would also each year thereafter reduce our annual operating expenses due to the elimination of annual bonus payments to Mr. Margolis pursuant to the management agreement.

  We may not pay dividends regularly in the future.

        Although we have paid dividends during each quarter since December 2003, and including during the first quarter of fiscal 2009, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors. If our revenues and cash flows during fiscal 2009 are lower than fiscal 2008, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

Item 2.    PROPERTIES

        We lease a 14,700 square foot office facility in Van Nuys, California. Our current lease term ends July 31, 2010, but we have two three-year options to extend the lease, and currently expect to exercise such options in the future. Our monthly rent is currently $12,500. During fiscal 2006 we completed construction and added eight additional office areas to our existing office space. Our Van Nuys office is well maintained, adequate and suitable for our purposes.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of our holders of common stock during the fourth quarter of fiscal 2008.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the Nasdaq Global Select Market under the trading symbol "CHKE". The table below sets forth for each of the fiscal quarters during our last two fiscal years the range of the high and low sale prices for our common stock and the cash dividends paid per share, if any.

	High	Low	Dividends Paid
Fiscal 2007
Quarter ended April 29, 2006	$42.39	$38.08	$0.60
Quarter ended July 29, 2006	41.82	36.10	0.60
Quarter ended October 28, 2006	39.47	33.74	0.60
Quarter ended February 3, 2007	46.00	39.04	0.75
Fiscal 2008
Quarter ended May 5, 2007	$46.95	$41.20	$0.75
Quarter ended August 4, 2007	48.28	34.53	0.75
Quarter ended November 3, 2007	41.05	36.10	0.75
Quarter ended February 2, 2008	35.74	29.95	0.75

        On April 11, 2008, the latest sale price for our common stock, reported on the Nasdaq Global Select Market System, was $30.76 per share. As of April 11, 2008, the approximate number of stockholders of record of our common stock was 103. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

        On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or of our then outstanding common stock. Pursuant to this directive, we have used cash of $5.5 million to repurchase and retire 607,800 shares of our common stock with the last repurchase occurring in our fiscal year ended February 1, 2003. Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock. During Fiscal 2008, Fiscal 2007 and Fiscal 2006 we did not repurchase any shares of our common stock. Repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

        On January 29, 2008, our Board of Directors declared a $0.75 per common share dividend which was paid on March 14, 2008 to stockholders of record as of March 1, 2008. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

Common Stock Performance

        Due to the nature of our business, we do not believe that a comparable peer group of publicly-traded licensing companies exists; hence, we compared the return on investment in our stock to the S&P 100-LTD and NASDAQ INDEX COMPOSITE.

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ INDEX COMPOSITE and the S&P 100-LTD for the period commencing January 31, 2003 and ending on February 2, 2008. The data set forth below assumes the value of an investment in our common stock and each Index was $100 on January 31, 2003. The data set forth below also assumes the reinvestment of all dividends.

Comparison of Total Return
Since January 31, 2003
AMONG CHEROKEE INC., THE NASDAQ COMPOSITE AND THE S&P 100-LTD

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cherokee Inc., The NASDAQ Composite Index
And S&P 100 Index

	FY 2003 1/31/2003	FY 2004 1/31/2004	FY 2005 1/29/2005	FY 2006 1/28/2006	FY 2007 2/3/2007	FY 2008 2/2/2008
Cherokee Inc.	100.00	135.78	240.58	302.50	360.98	293.34
NASDAQ Composite Index	100.00	156.40	156.66	177.31	192.91	187.21
S&P 100 Stock Index	100.00	131.65	135.98	145.86	171.65	171.07

*
$100 invested on 1/31/03 in stock or index-including reinvestment of dividends.

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

	Year Ended February 2, 2008	Year Ended February 3, 2007	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net revenues	$41,620	$76,627	$42,732	$38,928	$36,312
Selling, general and administrative expenses	14,151	18,405	11,709	10,735	11,118
Amortization of trademarks	1,290	1,143	1,125	1,025	991

Operating income	26,179	57,079	29,898	27,168	24,203
Interest expense	—	—	22	22	693
Interest income	(1,126)	(951)	(474)	(774)	(491)

Income before income taxes	27,305	58,030	30,350	27,920	24,001
Income tax expense	10,870	23,239	12,073	10,754	9,840

Net income	$16,435	$34,791	$18,277	$17,166	$14,161

Basic earnings per share	$1.85	$3.95	$2.09	$1.98	$1.70
Diluted earnings per share	$1.84	$3.93	$2.07	$1.97	$1.68
Cash dividends paid per share	$3.00	$2.55	$2.15	$2.22	$.38

	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004
Balance Sheet Data:
Working capital	$18,208	$27,663	$13,420	$11,442	$15,701
Total assets	42,835	62,302	33,466	31,193	34,627
Stockholders' equity	$29,578	$36,135	$22,987	$22,023	$27,158

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words "anticipates", "believes", "estimates", "objectives", "goals", "aims", "hopes", "may", "likely", "should" and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-K include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines both within and outside of Target and Tesco, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or our other brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on a single licensee for a substantial portion of our revenues, our dependence on our key management personnel, any adverse determination of claims, liabilities or litigation, and the effect of a breach or termination by us of the management agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under "Item 1A. Business—Risk Factors" as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially effect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments. Certain of the information set forth herein are considered non-GAAP financial measures. Cherokee believes this information is useful to investors because it provides a basis for measuring the operating performance of the Company's business and the Company's cash flow, excluding non-cash items that would normally be included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies.

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

        On January 10, 2008, we reaffirmed our strategic relationship with Target by entering into the Restated Target Agreement, which grants Target the exclusive right in the United States to use the Cherokee trademarks in various categories of merchandise. See "Item 1. Business—Owned Brands—Cherokee Brand." Under the Restated Target Agreement, Target will pay a royalty each fiscal year during the term of the agreement based on a percentage of Targets' net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise. The current term of the Restated Target Agreement continues through January 31, 2012. However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the term of the agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the agreement during February of the calendar year prior to termination.

        Under the Restated Target Agreement, in most cases, we must receive Target's consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the agreement. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand in several international markets through retail direct or wholesale licenses with manufacturers or other companies that have market power and economies of scale in those respective markets.

        Target currently has approximately 1,500 stores in the United States. Retail sales of Cherokee branded products at Target decreased in fiscal 2008 by 10.2% to $1.4 billion from the $1.57 billion reported in fiscal 2007, which we attribute to changes in the mix (less Cherokee branded products in Women's and Men's categories) and placement of Cherokee branded products within Target, and the seasonal displacement of the Cherokee brand on certain product categories during fiscal 2008. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. The Restated Target Agreement, however, is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. In fiscal 2008 Target reached the maximum royalty rate reduction in the third quarter. We believe that for fiscal 2009 our royalty revenues from Target may continue to be similar to or less than that achieved in fiscal 2008, and we are not able to predict how this trend may specifically impact our quarterly revenues. However, given our contractual royalty rate reductions as certain sales volume thresholds are achieved, in terms of future royalty revenues that we expect to receive from Target, we expect that our first quarter will continue to be our largest quarter; our second quarter to be our next largest quarter, and our third and fourth quarters to be our smallest quarters.

        Royalty revenues from our Cherokee brand at Target were $20.2 million during fiscal 2006, $18.4 million in fiscal 2007, and $17.3 million in fiscal 2008, which accounted for 47%, 24% (42% if excluding the $33.0 million from the termination of our Mossimo Finder's Agreement), and 42%, respectively, of our consolidated revenues during such periods. The revenues generated from all other licensing agreements during fiscal 2006 were $22.5 million, during fiscal 2007 were $58.2 million, and during fiscal 2008 were $24.3 million, which accounted for 53%, 76%, and 58%, respectively, of our revenues during such periods.

        During the fourth quarter of fiscal 2008, total retail sales of merchandise bearing the Cherokee brand totaled $677 million versus $664 million in total retail sales for the fourth quarter of fiscal 2007. For fiscal 2008, total retail sales of merchandise bearing the Cherokee brand topped $2.53 billion, which was slightly above the $2.52 billion in total retail sales reported for fiscal 2007. The estimated total retail sales of Cherokee branded merchandise of approximately $677 million for the fourth quarter of fiscal 2008 and the $2.53 billion for fiscal 2008 include $11.0 million and $30.0 million, respectively, of retail sales totals from Mexico, as beginning in fiscal 2008 our licensee in Mexico was a retail direct licensee who reported such retail sales to us.

        Target's retail sales of Cherokee branded products during the fourth quarter of fiscal 2008 totaled $393 million compared to $410 million for the fourth quarter of fiscal 2007. As a consequence, our royalty revenues from Target for the fourth quarter of fiscal 2008 were lower than the royalty revenues reported in the fourth quarter of fiscal 2007.

        Tesco's sales of merchandise bearing the Cherokee brand, which for fiscal 2008 included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland and Hungary, totaled $230 million in our fourth quarter of fiscal 2008, as compared to $206 million for the fourth quarter of fiscal 2007. For fiscal 2008, Tesco's sales of Cherokee branded merchandise totaled $933 million as compared to $778 million in fiscal 2007. Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia in March 2006, and in Hungary in July 2006. We currently expect that Tesco will start selling Cherokee branded products in certain Asian territories, including Malaysia, South Korea, Thailand, and China, within the next 12 to 24 months, but cannot provide any assurances that this timeframe will be met.

        Zellers' sales of merchandise bearing the Cherokee brand were approximately $37.5 million during the fourth quarter of fiscal 2008 compared to $45.4 million for the fourth quarter of fiscal 2007. For fiscal 2008, Zellers' sales of Cherokee branded merchandise totaled $146 million as compared to $151 million in fiscal 2007.

        During the fourth quarter of fiscal 2008, retail sales of Mervyn's apparel and accessories bearing the Sideout brand were approximately $8.3 million in comparison to $13.8 million for the fourth quarter of fiscal 2007. For fiscal 2008, Mervyn's sales of Sideout branded merchandise totaled $32.7 million as compared to $54.7 million in fiscal 2007.

        TJX's sales of merchandise bearing the Carole Little and St. Tropez-West brands were approximately $12.9 million during the fourth quarter of fiscal 2008 compared to $12.6 million for the fourth quarter of fiscal 2007. For fiscal 2008, TJX's sales of Carole Little and St. Tropez-West branded merchandise totaled $101.8 million as compared to $98.5 million in fiscal 2007.

        As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, many of our existing license agreements, including the Restated Target Agreement and our license agreement with Tesco are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or our other branded products during each fiscal year. The royalty rate reductions do not apply retroactively to sales since the beginning of the year. As a result, our royalty revenues as a percentage of our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

        Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent. However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate. Fluctuations in retail sales of Cherokee branded products or other product brands that we own or represent may be the result of a variety of factors, including, without limitation: (i) changes in the number of product categories for which a licensee chooses to use our brands from period-to-period, which generally results in changes in the amount of inventory (utilizing our brands) available for sale from period-to-period; (ii) the number of geographical markets/territories or number of stores in which our licensees are currently selling Cherokee or our other branded products from period-to-period; or (iii) our licensees experiencing changes in retail sales levels as a result of a variety of factors, including fashion-related and general retail sales trends (See Item 1A. Risk Factors).

        In addition to licensing our own brands, we assist other companies in identifying licensees for their brands. During fiscal 2001 we assisted Mossimo Inc. in locating Target as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo, which provided that we would receive a fixed percentage of all monies paid to Mossimo by Target. Under Mossimo's agreement with Target, Target was obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty. In fiscal 2007 we terminated our Mossimo Finder's Agreement in return for a $33.0 million payment in the fourth quarter, and after fiscal 2007 we will no longer receive any royalties from Mossimo. We also have provided our brand representation services for other brands, including HouseBeautiful, Latina and Norma Kamali. During fiscal 2008 we assisted Norma Kamali in locating Wal-Mart as a global licensee of the Norma Kamali brand.

        The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a management agreement (the "Management Agreement"). The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Management Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by the Company's Compensation Committee. The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. For fiscal 2008, fiscal 2007 and fiscal 2006 Mr. Margolis' base compensation and bonuses were $4.1 million, $8.7 million, and $4.4 million, respectively. As of February 2, 2008 and February 3, 2007, our accrued liabilities include a bonus payable of $3.4 million and $8.0 million, respectively, for Mr. Margolis. If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase.

        If the Company fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are is satisfied. Pre-tax earnings for Fiscal 2008, Fiscal 2007 and Fiscal 2006 exceeded specified levels as agreed upon by the Company's Compensation Committee thereby automatically extending the Management Agreement to February 1, 2011. The Management Agreement also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

        The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year's performance bonus (the "Termination Payment"). On August 28, 2007, we entered into an amendment (the "Amendment") to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding all revenues received from Mossimo, Inc. during Fiscal 2007 and also the related expenses associated with the termination of the Finder's Agreement. The Amendment was approved by the Company's stockholders at the Annual Meeting of the Stockholders on August 28, 2007. In the event the Management Agreement, as amended, was terminated as described above the Termination Payment for Mr. Margolis would be approximately $12.5 million.

        In 1997, our Board changed our fiscal year end to a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 in order to better align us with our retailer licensees who generally also operate and plan using such a fiscal year. This results in a 53 week fiscal year approximately every four or five years. We do not believe that the extra week in the occasionally reported 53-week fiscal year results in any material impact on our financial results. In addition, certain of our international licensees report royalties to us for quarterly and annual periods which may differ from ours. We do not believe that the varying quarterly or annual period ending dates from our international licensees have a material impact upon our reported financial results, as these international licensees maintain comparable annual periods in which they report retail sales and royalties to us on a year-to-year basis. Prior to this change our fiscal year was a 52 or 53 week fiscal year ending on the Saturday nearest May 31. As a result, our fiscal 2006 ended January 28, 2006 and included 52 weeks; our fiscal 2007 ended February 3, 2007 and included 53 weeks; and our fiscal 2008 ended February 2, 2008 and included 52 weeks.

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

        Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

  •
  Revenue Recognition Policy.  Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectibility is reasonably assured. At February 2, 2008, there was no allowance for doubtful accounts.

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

    Effective February 4, 2007, we adopted the provision of FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The cumulative effect of applying FIN 48 has resulted in a decrease to our retained earnings of approximately $0.4 million as of February 4, 2007.

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

  •
  Contingencies and Litigation.  We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. Management makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

  •
  Stock Options.  On January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), using the modified prospective method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. Prior to January 28, 2006, the Company accounted for its fixed stock options using the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no stock option expense was recorded in periods prior to January 28, 2006.

    The adoption of SFAS 123(R), applying the modified prospective method, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions under the original SFAS 123. Accordingly, prior years' amounts have not been restated. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the awards service period.

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

    Our consolidated financial statements for fiscal 2007 and fiscal 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal 2007 was $705,000 and for fiscal 2008 was $776,000.

Results of Operations

        The following table sets forth for the periods indicated certain of our consolidated financial data.

	Year Ended February 2, 2008	Year Ended February 3, 2007	Year Ended January 28, 2006
Royalty revenues	$41,620,000	$76,627,000	$42,732,000
Selling, general, administrative and amortization expenses	15,441,000	19,548,000	12,834,000

Operating income	26,179,000	57,079,000	29,898,000
Interest income (expense) and other income, net	1,126,000	951,000	452,000
Income tax provision	10,870,000	23,239,000	12,073,000

Net income	$16,435,000	$34,791,000	$18,277,000

Fiscal 2008 compared to Fiscal 2007

        In fiscal 2008 our revenues totaled $41.6 million, as compared to $76.6 million in fiscal 2007. As a result of the termination of our Mossimo Finder's Agreement in the fourth quarter of fiscal 2007, in fiscal 2008 we reported zero revenues from Mossimo. In fiscal 2007 we reported revenues from Mossimo totaling $36.3 million, of which $33.0 million was due to the termination of our Mossimo Finder's Agreement. Revenues for fiscal 2008 and fiscal 2007 were generated from licensing our trademarks to retailers and wholesalers and from our share of licensing revenues from brand representation licensing agreements with other brand owners.

        Revenues from our Cherokee brand at Target for fiscal 2008 and fiscal 2007 were $17.3 million or 42% of revenues and $18.4 million or 24% of revenues, respectively. Revenues from all other sources for fiscal 2008 and fiscal 2007 were $24.3 million or 58% of revenues and $58.2 million or 76% of revenues, respectively.

        Our international licensing revenues were $21.6 million in fiscal 2008 compared to $18.4 million in fiscal 2007. Revenue from Tesco (U.K., Ireland, Poland, Czech Republic, Slovakia, and Hungary) totaled $17.1 million in fiscal 2008 as compared to $13.9 million in fiscal 2007, and much of this increase was from the growth in the relatively new territories in Central Europe during fiscal 2007 and fiscal 2008, although all territories except Ireland reported growth in retail sales and royalties. Royalties from Zellers totaled $2.9 million in fiscal 2008 as compared to $3.7 million in fiscal 2007, primarily as a result of reduced royalty rates. Other international royalty revenues in fiscal 2008 totaled $1.6 million as compared to $0.8 million in fiscal 2007. Other international royalty revenues in fiscal 2007 included $507,000 in royalty revenues from Carrefour, as compared to $14,000 for fiscal 2008.

        During fiscal 2008 we received brand representation royalties of $354,000, as compared to fiscal 2007 we received brand representation and other royalties (excluding royalties from Mossimo) of $620,000, which included final royalties of $476,000 in connection with the Latina brand.

        In fiscal 2008, Mervyn's revenues declined for the Sideout brand and Mervyn's paid royalties of approximately $0.9 million in fiscal 2008 compared to $1.6 million in fiscal 2007. We believe a significant portion of this decline was due to a reduced amount of product offerings during fiscal 2008, which is partially a result of store closings which occurred during calendar year 2006.

        We believe that our future revenues from Target may be similar to or below those reported in fiscal 2008, but we do not have direct oversight or involvement in the manufacturing, marketing or sales of the ultimate branded product, and hence do not have the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. We are unsure how our future revenues from Zellers' will trend, as there could be changes in strategy or future store closings which could negatively effect the sales of Cherokee branded products. We are also unsure how our future revenues from Mervyn's will trend, but they may continue to trend down or flat (Mervyn's closed or sold a number of their stores during 2006). Based on Tesco's growth in sales of Cherokee branded products in the fiscal 2008 and fiscal 2007, and Tesco's expressed interest in continuing to promote the Cherokee brand in several new territories, we believe that our future revenues from Tesco may continue to grow. We believe that our revenues from brand representation licensing agreements, which totaled $354,000 in fiscal 2008, will grow over the next two years as a result of the Norma Kamali brand global licensing agreement with Wal-Mart.

        Our revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $7.4 million and $7.2 million at the end of fiscal 2008 and fiscal 2007, respectively, included an accrual for royalty revenues earned during the fourth quarters of fiscal 2008 and fiscal 2007 and these receivables were subsequently received in the following quarter.

        Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Comercial Mexicana increases when the dollar weakens against such foreign currencies (the British Pound and the Peso). Conversely, any strengthening of the U.S. dollar against such licensee's foreign currency results in lower royalty revenues from such licensee. For example, the royalty revenues from Tesco UK for Fiscal 2008 reflect a 6.2% ($758,000) favorable change in the weighted average exchange rate for fiscal 2008 as compared to the weighted average exchange rate used in fiscal 2007.

        Selling, general and administrative expenses including amortization of trademarks for fiscal 2008 were $15.4 million or 37% of revenues compared to $19.5 million or 25.5% of revenues for fiscal 2007, and were primarily lower due to approximately $5.4 million of one-time bonus ($4.7 million) and deal related expenses ($0.7 million) associated with our termination of the Mossimo Finder's Agreement in fiscal 2007, for which we received $33.0 million in additional revenues. Selling, general and administrative expenses in fiscal 2008 differed from that of fiscal 2007 in certain other areas: (i) in fiscal 2008 base salary expenses were approximately $150,000 higher than in fiscal 2007, and we also incurred higher payroll taxes; (ii) we incurred greater tax and accounting expenses primarily due to activities associated with FIN 48 during fiscal 2008; (iii) we reported higher finders fees expenses in fiscal 2008 as compared to fiscal 2007, the difference being approximately $154,000; (iv) we incurred the 45% share payment relating to the Carole Little royalties in our first quarter of fiscal 2008, as compared to a modest amount paid in the fourth quarter of fiscal 2007; (v) higher amortization expenses in fiscal 2008 as a result of our acquisition of the 45% share of Carole Little royalties which occurred in the first quarter of fiscal 2008; and (vi) total marketing expenses were $1.2 million in fiscal 2008 as compared to $1.1 million in fiscal 2007. The majority of the marketing expenses are paid by us to certain of our largest licensees to help them build our Cherokee brand in their respective territories. Also, in compliance with our adoption of SFAS 123 (R) during fiscal 2008, we recognized $776,000 of expense associated with stock option compensation, as compared to $705,000 for fiscal 2007. The amount of bonus expense in fiscal 2007 is higher than that for fiscal 2008 due to the large increase in our EBITDA for fiscal 2007 as a result of the $33.0 million we received from the termination of the Mossimo Finder's Agreement, and the application of the formulaic calculation of the contractual bonus due to our CEO and Chairman.

        Our interest and other income for fiscal 2008 was $1.1 million as compared to $951,000 for fiscal 2007. The increase in interest income in fiscal 2008 is due to the higher average cash balances during fiscal 2008 as compared to fiscal 2007. We had no interest expense in fiscal 2008 and fiscal 2007.

        For fiscal 2008, we recorded for generally accepted accounting principles a tax provision of $10.9 million, compared to $23.2 million for fiscal 2007. Our effective tax rate was 39.8% for fiscal 2008 and 40.0% for fiscal 2007.

        Our net income for fiscal 2008 was $16.4 million, or $1.84 per diluted share, as compared to a net income of $34.8 million or $3.93 per diluted share for fiscal 2007.

Fiscal 2007 compared to Fiscal 2006

        In fiscal 2007, our revenues increased 79% to $76.6 million from $42.7 million in fiscal 2006. The large increase in fiscal 2007 was primarily due to the $33.0 million in revenues received in the fourth quarter from the termination of the Mossimo Finder's Agreement. Revenues for fiscal 2007 and fiscal 2006 were generated from licensing our trademarks to retailers and wholesalers, from our share of licensing revenues from brand representation licensing agreements with other brand owners, and, in fiscal 2007, from the termination of the Mossimo Finder's Agreement.

        Revenues from our Cherokee brand at Target for fiscal 2007 and fiscal 2006 were $18.4 million or 24% of revenues and $20.2 million or 47% of revenues, respectively. Revenues from all other sources for fiscal 2007 and fiscal 2006 were $58.2 million or 76% of revenues and $22.5 million or 53% of revenues, respectively.

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

        In fiscal 2007, our total revenues from Mossimo were $36.3 million, of which $33.0 million was due to the termination of our Mossimo Finder's Agreement, as compared to $3.2 million in royalties for fiscal 2006 and $2.4 million in fiscal 2005. As a result of the termination of our Mossimo Finder's Agreement, we will not earn future royalties from Mossimo. During fiscal 2007 we received other royalties of $620,000, which included final royalties of $476,000 in connection with the Latina brand. In comparison, in fiscal 2006 we received other royalties of $1.3 million, which included a one-time payment of over $1.1 million in royalties pertaining to the HouseBeautiful licensing agreement, which has effectively been discontinued.

        In fiscal 2007, Mervyn's revenues declined for the Sideout brand and Mervyn's paid royalties of approximately $1.6 million in fiscal 2007 compared to $2.3 million in fiscal 2006. We believe a significant portion of this decline was due to store closings which occurred during 2006.

        Our trade receivable balances of $7.2 million and $9.5 million at the end of fiscal 2007 and fiscal 2006, respectively, included an accrual for royalty revenues earned during the fourth quarters of fiscal 2007 and fiscal 2006 and these revenues were subsequently received in the following quarter.

        Due to the relative weakening of the U.S. dollar, the royalty revenues from Tesco UK for Fiscal 2007 reflect a 4.9% favorable change in the weighted average exchange rate for fiscal 2007 as compared to the weighted average exchange rate used in fiscal 2006.

        Selling, general and administrative expenses including amortization of trademarks for fiscal 2007 were $19.5 million or 25.5% of revenues compared to $12.8 million or 30.0% of revenues for fiscal 2006, and were primarily higher (in dollar terms) due to approximately $5.0 million of one-time bonus and deal expenses associated with our termination of the Mossimo Finder's Agreement, for which we received $33.0 million in additional revenues. Selling, general and administrative expenses in fiscal 2007 were above that of fiscal 2006, and included the following changes: (i) total bonus expenses increased to $8.5 million in fiscal 2007 from $4.6 million in fiscal 2006; (ii) we incurred one-time deal-related expenses of approximately $717,000 in relation to the termination of the Mossimo Finder's Agreement; (iii) we incurred an increase in our total payroll salaries of approximately $184,000 as compared to payroll expenses incurred in fiscal 2006; (iv) we incurred an increase in travel and entertainment expenses in pursuit of our world branding of Cherokee, and these totaled $0.9 million in fiscal 2007 as compared to $0.5 million in fiscal 2006; and (v) total marketing expenses were $1.1 million in fiscal 2007, as compared to $857,000 in fiscal 2006. The majority of the marketing expenses are paid by us to certain of our largest licensees to help them build our Cherokee brand in their respective territories. Also, in compliance with our adoption of SFAS 123 (R) during fiscal 2007, we recognized $705,000 of expense associated with stock option compensation, as compared to zero for fiscal 2006. The amount of bonus expense in fiscal 2007 is higher than normal due to the large increase in our EBITDA for fiscal 2007 as a result of the $33.0 million we received from the termination of the Mossimo Finder's Agreement, and the application of the formulaic calculation of the contractual bonus due to our CEO and Chairman.

        Our interest expense totaled zero in fiscal 2007 and $22,000 in fiscal 2006, and was attributable to the amortization of costs incurred in establishing a new bank credit facility during fiscal 2005. We let this facility expire during fiscal 2006.

        Our interest and other income for fiscal 2007 was $951,000 as compared to $474,000 for fiscal 2006. The increase in interest income in fiscal 2007 is due to the higher cash balances in the fourth quarter of fiscal 2007 as a result of the receipt of the $33.0 million from the termination of the Mossimo Finder's Agreement, and also higher interest rates earned on our cash balances during fiscal 2007.

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

Liquidity and Capital Resources

        Cash Flows.    On February 2, 2008 we had cash and cash equivalents of $22.0 million. On February 3, 2007 we had cash and cash equivalents of $44.6 million. The decrease in cash and cash equivalents of $22.6 million during fiscal 2008 was primarily attributable to the payment of $26.7 million in dividends, the payment of taxes of approximately $28.0 million, the payment of accrued management and employee bonuses of $8.5 million during the first quarter of fiscal 2008, and the $1.25 million cash portion of the acquisition of the 45% share of Carole Little royalties.

        During fiscal 2008, cash provided by operations was $4.9 million, compared to $53.9 million in fiscal 2007. The primary difference in cash provided by operations was the $18.4 million decrease in net income for fiscal 2008 which reflects the $33.0 million of one-time revenues received in fiscal 2007 as a result of the termination of the Mossimo Finders Agreement. Other key differences include: (i) higher trademark amortization in fiscal 2008 of $1.3 million as compared to $1.1 million in fiscal 2007; (ii) an increase in accounts receivable of $0.1 million in fiscal 2008 as compared to a decrease of $2.3 million in fiscal 2007; (iii) a decrease in income taxes receivable of $1.1 million in fiscal 2008 as compared to zero in fiscal 2007; (iv) a decrease in accrued compensation of $4.6 million in fiscal 2008 as compared to an increase of $4.0 million; and (v) a decrease in income taxes payable of $8.4 million in fiscal 2008 as compared to an increase of $10.2 million in fiscal 2007. Also, our deferred tax assets decreased by $696,000 in fiscal 2008 as compared to an increase of $667,000 in fiscal 2007.

        During fiscal 2008, cash used by investing activities was $1.4 million as compared to fiscal 2007, in which cash used by investing activities was $293,000. Trademark purchases for fiscal 2008 totaled $1.39 million, which includes the $1.25 million cash portion of our purchase of the 45% royalty share of Carole Little, along with trademark registration fees and renewal costs of $114,000. In fiscal 2007, we did not make any trademark purchases, and trademark registration and renewal costs totaled $259,000. We also invested in property and equipment totaling $43,000 in fiscal 2008 as compared to $34,000 in fiscal 2007.

        During fiscal 2008, cash used in financing activities was $26.1 million, as compared to $21.0 million in fiscal 2007. This included $0.4 million in fiscal 2008 of cash proceeds received from the exercise of stock options (as compared to $1.2 million in fiscal 2007), along with an excess tax benefit from stock options exercised of $187,000 in fiscal 2008, as compared to $206,000 in fiscal 2007. In addition, during fiscal 2008, the Board of Directors declared and paid a total of $26.7 million in dividends, as compared to $22.4 million in dividends paid in fiscal 2007. We did not repurchase any common stock during fiscal 2008 or fiscal 2007.

        Uses of Liquidity.    Our cash requirements through the end of fiscal 2009 are primarily to fund operations, working capital, and at our discretion repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures.

        We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

        The following table provides information related to our contractual cash obligations under various financial and commercial agreements at February 2, 2008:

	Payments Due by Period(a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Operating Leases(b)	$150,000		$225,000		—	—	$375,000
Other Long-Term Obligations	3,382,000	(c)(d)	—	(c)(d)	—	—	3,382,000	(c)(d)

Total Contractual Cash Obligations	$3,532,000		$225,000		—	—	$3,757,000

(a)
For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captions "Less than 1 year" starts February 3, 2008 and ends January 31, 2009 ("fiscal 2009").

(b)
Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2010, but we have two additional 3-year options to extend this lease.

(c)
Under the terms of the management agreement with Mr. Margolis, Mr. Margolis' base salary for fiscal 2008 was $761,000, and is subject to annual cost of living increases. The management agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for fiscal 2008 we accrued a bonus of $3.4 million for Mr. Margolis, which is payable within 60 days of our fiscal year end and is reflected in the table above. The $3.4 million bonus was paid in April 2008. If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to

  Mr. Margolis over the next five years. Additionally, if we terminate the management agreement without cause or Mr. Margolis terminates the management agreement after we materially breach any of the terms and conditions thereof, we would be obligated to pay Mr. Margolis, within 60 days after the date of the termination, a lump sum in cash equal to three times the sum of the annual base compensation under the management agreement at the rate in effect at the time of the termination and the previous year's performance bonus under the management agreement. Based on the amounts paid for fiscal 2008, the lump sum payment owed upon such a termination would be approximately $12.5 million. See "Item 1A. Business—Risk Factors."

(d)
Stated amount does not include any future payments pursuant to the future bonuses earned pursuant to the management agreement with Mr. Margolis.

        During fiscal 2008, we announced and paid dividends of $3.00 per share. In January 2008 we declared a dividend of $0.75 per share, which was paid in March 2008. Since December 2003, we have paid a cash dividend to our stockholders for fourteen straight quarters. However, the payment of any future dividends will be at the discretion of our Board and will be dependant upon our financial conditions, results of operations, capital requirements and other factors deemed relevant by our Board of Directors. In the future, from time to time, our Board of Directors may declare additional dividends depending upon our financial condition, results of operations, cash flow, capital requirements and other factors that they deem relevant.

        Sources of Liquidity.    Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments though the end of fiscal 2009; provided that, if the management agreement was terminated as discussed above, we may not have sufficient cash to make the lump sum payment to Mr. Margolis. See "Item 1A. Business—Risk Factors." We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled "Risk Factors" in Item 1A of this Form 10-K and under the caption title "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Item 7.

        As of February 2, 2008 we did not have any credit facilities or lines of credit and we are not the guarantor of any other material third-party obligations. As of February 2, 2008, we did not have any standby letters of credit nor any standby repurchase obligations.

        If our revenues and cash flows during fiscal 2009 are lower than fiscal 2008, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If our revenues and cash flows during fiscal 2009 are materially lower than fiscal 2008, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the management agreement, employee bonuses, and other expenses. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Inflation and Changing Prices

        Inflation, traditionally, has not had a significant effect on our operations. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material impact on future operations.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We do not expect SFAS 157 to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued FAS 159, The Fair Value Option for financial assets and financial liabilities—including an amendment of FASB statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date. SFAS 159 will be effective at the beginning of the Company's fiscal year 2008 and is not expected to have a significant impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) requires acquisition-related costs and restructuring costs to be recognized separately from the acquisition. This statement is applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Unaudited Quarterly Results

        The following table summarizes certain unaudited financial information by quarter for fiscal 2008 and fiscal 2007:

	Fiscal year ended February 2, 2008
	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008
Net revenues	$12,040,000	$11,901,000	$8,942,000	$8,735,000
Income before income taxes	8,544,000	7,952,000	5,346,000	5,457,000
Net income	5,014,000	4,908,000	3,698,000	2,809,000
Net income per share—basic	0.57	0.55	0.41	0.32
Net income per share—diluted	0.56	0.55	0.41	0.31

	Fiscal year ended February 3, 2007
	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007
Net revenues	$13,228,000	$12,409,000	$8,801,000	$42,189,000
Income before income taxes	9,819,000	8,372,000	5,520,000	34,318,000
Net income	5,914,000	4,942,000	3,281,000	20,653,000
Net income per share—basic	0.67	0.56	0.37	2.34
Net income per share—diluted	0.67	0.56	0.37	2.33

        During the fourth quarter of our fiscal year ended February 3, 2007, we terminated one material licensing agreement (our Finder's Agreement with Mossimo Inc.) in exchange for a one-time payment of $33.0 million.

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

        Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For fiscal 2008, revenues from international licensing activities comprised 52% of our consolidated revenues. For fiscal 2008, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $2.2 million, which represents 5.2% of the total revenues reported for fiscal 2008. Such change is not considered to represent a material effect on our results of operations or cash flow.

        Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, the past weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Comercial Mexicana increases when the dollar weakens against such foreign currencies (the British Pound or Euro, the Peso). Conversely, any strengthening of the U.S. dollar has not benefited us. For example, the royalty revenues from Tesco (United Kingdom) during fiscal 2008 reflect a favorable 6.2% ($758,000) change in the revenue-weighted-average exchange rate as compared to the revenue-weighted-average exchange rate used in the comparable period in fiscal 2007. During the first quarter of fiscal 2008 the exchange rate reflected a favorable 8.4% change in the average exchange rate as compared to the comparable period in fiscal 2007; during the second quarter of fiscal 2008 the exchange rate reflected a favorable 6.2% change in the average exchange ratio as compared to the comparable period in fiscal 2007; during the third quarter of fiscal 2008 the exchange rate reflected a favorable 8.6% change in the average exchange ratio as compared to the comparable period last year; and during the fourth quarter of fiscal 2008 the exchange rate reflected a favorable 1.8% change in the average exchange ratio as compared to the comparable period last year. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

We have audited the accompanying consolidated balance sheets of Cherokee Inc. (the Company) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended February 2, 2008. We also have audited the Company's internal control over financial reporting as of February 2, 2008, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherokee Inc., as of February 2, 2008 and February 3, 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cherokee Inc., maintained in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO in Internal Control—Integrated Framework.

As described in Notes 2 and 8 to the consolidated financial statements, effective January 29, 2006, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment. As discussed in Notes 1 and 4 to the consolidated financial statements, effective February 4, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109."

/s/ MOSS ADAMS LLP

Los Angeles, California
April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cherokee Inc.:

        In our opinion, the consolidated statements of operations, stockholder's equity and cash flows for the year ended January 28, 2006 present fairly, in all material respects, the results of operations and cash flows for the year ended January 28, 2006 of Cherokee Inc. and its subsidiaries, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
April 11, 2006

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	February 2, 2008	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$21,955,000	$44,565,000
Receivables	7,363,000	7,246,000
Income taxes receivable	1,065,000	—
Prepaid expenses and other current assets	72,000	227,000
Deferred tax asset	1,010,000	1,792,000

Total current assets	31,465,000	53,830,000
Deferred tax asset	1,095,000	1,009,000
Property and equipment, net of accumulated depreciation of $671,000 and $596,000, respectively	184,000	216,000
Trademarks, net	10,077,000	7,232,000
Other assets	14,000	15,000

Total assets	$42,835,000	$62,302,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$817,000	$927,000
Accrued compensation payable	3,944,000	8,590,000
Income taxes payable	1,811,000	10,023,000
Accrued dividends	6,685,000	6,627,000

Total current liabilities	13,257,000	26,167,000

Total liabilities	13,257,000	26,167,000
Commitments and Contingencies (Note 6)
Stockholders' Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,913,902 and 8,834,310 shares issued and outstanding at February 2, 2008 and February 3, 2007, respectively	178,000	176,000
Additional paid-in capital	16,092,000	11,960,000
Retained earnings	13,308,000	23,999,000

Total stockholders' equity	29,578,000	36,135,000

Total liabilities and stockholders' equity	$42,835,000	$62,302,000

The accompanying notes are an integral part of these consolidated financial statements

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Royalty revenues	$41,620,000	$43,627,000	$42,732,000
Revenues from Sale of Mossimo Finder's Agreement	—	33,000,000	—

Total net revenues	41,620,000	76,627,000	42,732,000
Selling, general and administrative expenses	14,151,000	18,405,000	11,709,000
Amortization of trademarks	1,290,000	1,143,000	1,125,000

Operating income	26,179,000	57,079,000	29,898,000
Other income (expense):
Interest expense	—	—	(22,000)
Interest and other income	1,126,000	951,000	474,000

Total other income (expense)	1,126,000	951,000	452,000

Income before income taxes	27,305,000	58,030,000	30,350,000
Income tax provision	10,870,000	23,239,000	12,073,000

Net income	$16,435,000	$34,791,000	$18,277,000

Basic earnings per share	$1.85	$3.95	$2.09

Diluted earnings per share	$1.84	$3.93	$2.07

Weighted average shares outstanding:
Basic	8,897,518	8,801,661	8,746,363
Diluted	8,934,534	8,855,074	8,814,340

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Par Value			Total
Balance at January 29, 2005	8,670,072	$173,000	$7,403,000	$14,447,000	$22,023,000
Stock option tax benefit			896,000		896,000
Proceeds from exercise of stock options	117,239	2,000	1,516,000		1,518,000
Accrued and paid dividends				(19,727,000)	(19,727,000)
Net income				18,277,000	18,277,000

Balance at January 28, 2006	8,787,311	175,000	9,815,000	12,997,000	22,987,000
Stock-based compensation			705,000		705,000
Stock option tax benefit			206,000		206,000
Proceeds from exercise of stock options	46,999	1,000	1,234,000		1,235,000
Accrued and paid dividends				(23,789,000)	(23,789,000)
Net income				34,791,000	34,791,000

Balance at February 3, 2007	8,834,310	176,000	11,960,000	23,999,000	36,135,000
Decrease in retained earnings from implementation of FIN 48				(381,000)	(381,000)

Balance at February 3, 2007, as adjusted	8,834,310	176,000	11,960,000	23,618,000	35,754,000
Stock-based compensation			776,000		776,000
Stock option tax benefit			187,000		187,000
Proceeds from exercise of stock options	16,524	1,000	420,000		421,000
Issuance of shares for acquisition of trademark	63,068	1,000	2,749,000		2,750,000
Accrued and paid dividends				(26,745,000)	(26,745,000)
Net income				16,435,000	16,435,000

Balance at February 2, 2008	8,913,902	$178,000	$16,092,000	$13,308,000	$29,578,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Operating activities:
Net income	$16,435,000	$34,791,000	$18,277,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,000	123,000	83,000
Amortization of trademarks	1,290,000	1,143,000	1,125,000
Amortization of securitization and bank fees	—	—	20,000
Deferred income taxes	696,000	(667,000)	190,000
Stock option tax benefits	—	—	896,000
Stock-based compensation	776,000	705,000	—
Excess tax benefit from share-based payment arrangements	(187,000)	(206,000)	—
Changes in current assets and liabilities:
Receivables	(117,000)	2,309,000	(1,988,000)
Prepaids and other current assets	156,000	1,218,000	(364,000)
Income taxes receivable	(1,065,000)	—	—
Accounts payable	(110,000)	298,000	103,000
Accrued compensation	(4,646,000)	4,012,000	268,000
Income taxes payable and other accrued liabilities	(8,646,000)	10,229,000	—

Net cash provided by operating activities	4,897,000	53,955,000	18,610,000

Investing activities:
Purchases of trademarks, including registration and renewal costs	(1,385,000)	(259,000)	(164,000)
Purchase of property and equipment	(43,000)	(34,000)	(238,000)

Net cash used in investing activities	(1,428,000)	(293,000)	(402,000)

Financing activities:
Proceeds from exercise of stock options	421,000	1,235,000	1,518,000
Excess tax benefit from share-based payment arrangements	187,000	206,000	—
Dividends	(26,687,000)	(22,434,000)	(18,790,000)

Net cash used in financing activities	(26,079,000)	(20,993,000)	(17,272,000)

(Decrease) increase in cash and cash equivalents	(22,610,000)	32,669,000	936,000
Cash and cash equivalents at beginning of period	44,565,000	11,896,000	10,960,000

Cash and cash equivalents at end of period	$21,955,000	$44,565,000	$11,896,000

Cash paid during period for:
Income taxes	$28,032,000	$8,900,000	$9,000,000
Interest	$—	$—	$22,000
Declaration of dividends	$6,685,000	$6,627,000	$5,272,000
Non-cash Financing Activities:
Issuance of common stock for acquisition of trademark	$2,750,000	$—	$—

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

  Company Year End

        Our fiscal year comprises a 52 or 53 week period ending on the Saturday nearest to January 31. Fiscal 2007 represents a 53 week period, and Fiscal 2008 and Fiscal 2006 represent 52 week periods.

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

  Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts and the resulting gains or losses are included in current operations. Depreciation is provided on a straight line basis over the estimated useful life of the related asset. Computers and related equipment are depreciated over two years. Building improvements are depreciated over five years, or in some cases, longer, depending upon the

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

specific improvements and the estimated life of the lease. Depreciation expense was $75,000, $123,000 and $83,000 for fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

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

        In July 2006, the FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 is effective for fiscal years beginning after

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 15, 2006. The cumulative effects of adopting FIN 48 was recorded as an adjustment to retained earnings as of the beginning of the period of adoption (see Note 4).

  Concentrations of Credit Risk

        Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year end February 2, 2008 ("fiscal 2008") and February 3, 2007 ("fiscal 2007"), our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer, Target Corporation ("Target"), accounted for approximately 37% and 40%, respectively, of our trade receivables at February 2, 2008 and February 3, 2007 and approximately 42%, 24%, and 47%, respectively, of our revenues during fiscal 2008, fiscal 2007, and the fiscal year ended January 28, 2006 ("fiscal 2006"). Another customer, Great Britain's Tesco Stores Limited ("Tesco"), accounted for approximately 45% and 37%, respectively, of our trade receivables at February 2, 2008 and February 3, 2007 and approximately 41%, 18%, and 25%, respectively, of our revenues during fiscal 2008, fiscal 2007, and fiscal 2006. Our international revenues represent approximately 52%, 24%, and 34%, respectively, of our total revenues during fiscal 2008, fiscal 2007, and fiscal 2006.

  Significant Contracts

        In 1997, we entered into an agreement with Target that grants Target the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. The terms of our relationship with Target are set forth in an amended licensing agreement between Cherokee and Target entered into on November 12, 1997. On January 10, 2008, we announced that we entered into a restated license agreement with Target, which became effective on February 1, 2008 (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. The term of the Restated Target Agreement continues through January 31, 2012. However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the term of the agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the agreement during February of the calendar year prior to termination. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise.

        On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Tesco. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. In January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary. In addition, in February 2007 we added the territory of China to the Tesco agreement, and the territories of South Korea, Malaysia and Thailand were previously added to the

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tesco agreement. The term of the Tesco agreement expires on January 31, 2011. Royalty revenues from Tesco totaled $17.1 million in fiscal 2008, $13.9 million in fiscal 2007, and $10.6 million in fiscal 2006.

        During fiscal 2008 and fiscal 2007 our only United States retail direct licensing contract for the Sideout brand was with Mervyn's, which is on a non-exclusive basis. The term of our agreement with Mervyn's continues until January 31, 2010. Under the Mervyn's agreement, Mervyn's will pay a royalty each fiscal year based on a percentage of Mervyn's net sales of Sideout branded merchandise during each fiscal year, subject to a guaranteed minimum royalty of $688,000. During fiscal 2008, royalty revenues from Mervyn's retail sales of Sideout branded products totaled $0.9 million, as compared to $1.6 million during fiscal 2007, and $2.3 million in fiscal 2006.

        On August 22, 1997, we entered into an exclusive international retail direct licensing agreement with Zellers Inc., a Canadian retailer that is a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise. In fiscal 2007 Zellers renewed their agreement for an additional five year period, beginning February 1, 2007 and continuing through January 31, 2012, and certain of the terms were changed to Canadian Dollars. Under the terms of the renewed agreement, Zellers agreed to pay us a minimum guaranteed royalty of CDN $1.5 million per year (equivalent to about US$1.5 million at February 2, 2008) over the new five-year term. Zellers has the option to renew this agreement for two additional five year terms beyond the most recent renewal. During fiscal 2008, fiscal 2007 and fiscal 2006 the royalty revenues from Zellers totaled $2.9 million, $3.7 million and $3.1 million, respectively, and satisfied the annual minimum guarantee.

        During fiscal 2001, we assisted Mossimo Inc. in locating Target as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo dated March 27, 2000 which provided that we received a fixed percentage of all monies paid to Mossimo by Target (the "Finder's Agreement"). Under the Mossimo agreement with Target, Target was obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, subject to a guaranteed minimum royalty. During the fourth quarter of fiscal 2007 we terminated the Finder's Agreement in return for a payment of $33.0 million, and accordingly will not be reporting any future royalties from Mossimo.

  Fair Value of Financial Instruments

        The amount recorded for financial instruments in our consolidated financial statements approximates fair value as defined in SFAS No. 107 "Disclosures about the Fair Value of Financial Instruments."

  Stock-Based Compensation

        We currently maintain three equity-based compensation plans: (i) the Cherokee 1995 Incentive Stock Option Plan (the "1995 Plan"); (ii) the 2003 Incentive Award Plan (the "2003 Plan"); and (iii) the 2006 Incentive Award Plan (the "2006 Plan"). Each of these stock option award plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

        On January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), using the modified prospective method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. Prior to

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2006, the Company accounted for its fixed stock options using the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no stock option expense was recorded in periods prior to January 28, 2006.

        The adoption of SFAS 123(R), applying the modified prospective method, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions under the original SFAS 123. Accordingly, prior years' amounts have not been restated. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the awards service period. Stock-based compensation expense recognized as a result of the adoption of SFAS 123(R) for the year ended February 2, 2008 was $776,000 and for the fiscal year ended February 3, 2007 was $705,000.

  Marketing and Advertising

        Generally, our retail direct licensees fund their own advertising programs. Our own advertising and promotional costs are immaterial and are expensed as incurred. We do provide marketing expense money to certain large licensees to help them build the Cherokee brand in their respective territories. Total marketing expenses paid during fiscal 2008, 2007 and 2006 was $1.2 million, $1.1 million and $857,000, respectively.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. See Note 5 for details of the computation.

  Comprehensive Income

        SFAS 130 "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For fiscal 2008, fiscal 2007 and fiscal 2006, we had no other comprehensive income components and accordingly, net income equals comprehensive income.

  Segment Reporting

        The provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information" require public companies to report financial and descriptive information about their reportable operating segments. We identify reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

        We operate in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Our marketing and licensing activities extend to both brands which it owns and to brands owned by others. Our operating activities relating to both owned

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and represented brands are identical and are performed by a single group of marketing professionals located in a single geographic location. While our principal operations are in the United States, we also derive royalty revenues from some of our key licensee's that are located in the United Kingdom and other parts of Europe. Revenues by geographic area consisted of the following:

	Year Ended February 2, 2008	Year Ended February 3, 2007	Year Ended January 28, 2006
	(in thousands)
North America (U.S., Canada and Mexico)	$23,898	$62,123	$31,429
Europe	17,077	14,417	11,250
South Africa and Other	645	87	53

Total	$41,620	$76,627	$42,732

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We do not expect SFAS 157 to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued FAS 159, The Fair Value Option for financial assets and financial liabilities—including an amendment of FASB statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date. SFAS 159 will be effective at the beginning of the Company's fiscal year 2008 and is not expected to have a significant impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) requires acquisition-related costs and restructuring costs to be recognized separately from the acquisition. This statement is applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

3.     Trademarks

        Trademarks consist of the following:

	February 2, 2008	February 3, 2007
Trademarks	$17,750,000	$13,615,000
Accumulated amortization	(7,673,000)	(6,383,000)

Total	$10,077,000	$7,232,000

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Amortization expense of trademarks was $1.3 million, $1.2 million, and $1.1 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Expected amortization of trademarks for the years ending January 31, 2009, 2010, 2011, 2012, and for 2013 and thereafter is $1.3 million, $1.3 million, $1.3 million, $1.3 million, $1.3 million and $3.6 million, respectively.

        During fiscal 2008 the Company acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock. We did not acquire any trademarks during fiscal 2007 or fiscal 2006. Trademark registration and renewal fees, excluding the $4.0 million acquisition costs associated with Carole Little, which were capitalized during fiscal 2008 totaled $135,000, comprised of registration and renewal fees of $80,000 for Cherokee, $21,000 for Sideout, and $34,000 for the brands (Carole Little, others) purchased in fiscal 2003. In comparison, during fiscal 2007 we capitalized registration and renewal fees totaling $259,000, comprised of registration and renewal fees of $189,000 for Cherokee, $21,000 for Sideout, and $49,000 for the brands (Carole Little, others) purchased in fiscal 2003.

4.     Income Taxes

        The income tax provision as shown in the statements of operations includes the following:

	Year Ended February 2, 2008	Year Ended February 3, 2007	Year Ended January 28, 2006
Current:
Federal	$7,763,000	$16,644,000	$7,230,000
State	1,806,000	4,332,000	2,178,000
Foreign	604,000	2,930,000	2,475,000

	10,173,000	23,906,000	11,883,000
Deferred:
Federal	763,000	(638,000)	204,000
State	(66,000)	(29,000)	(14,000)

	697,000	(667,000)	190,000

	$10,870,000	$23,239,000	$12,073,000

        A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended February 2, 2008	Year Ended February 3, 2007	Year Ended January 28, 2006
Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income tax benefit, net of federal income tax	4.8	4.8	4.8
Other	—	0.2	—

Tax provision	39.8%	40.0%	39.8%

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of deferred income tax assets is as follows:

	February 2, 2008		February 3, 2007
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Depreciation and Amortization	$—	115,000	$—	24,000
Tax effect of NOL carryovers	273,000	547,000	273,000	820,000
State income taxes	737,000	—	1,520,000	(14,000)
Compensation	—	433,000	—	179,000

Total deferred tax assets	$1,010,000	1,095,000	$1,793,000	1,009,000

        Foreign taxes include withholding required on royalty payments from foreign jurisdictions. Deferred tax assets primarily relate to state tax benefits and the tax effect of net operating loss carryforwards. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

        In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization net operating loss carryforwards ("NOLs") and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. As of February 2, 2008, we estimate that we have $2.3 million of federal Section 382 NOLs available that begin to expire in 2008. Management expects to fully utilize these NOLs prior to expiration.

        Effective February 4, 2007, we adopted the provision of FIN 48. The cumulative effect of applying FIN 48 has resulted in a decrease to our retained earnings of approximately $0.4 million as of February 4, 2007. As of February 2, 2008, the total amount of gross unrecognized tax benefits was approximately $1.8 million, of which approximately $0.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in Millions)
Balance at February 4, 2007	$10.2
Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years	.4
Reductions for tax positions as a result of:	—
Settlements	(8.8)
Lapse of Limitations	—

Balance at February 2, 2008	$1.8

        It is reasonably expected that $1.1 million of the $1.8 million of unrecognized tax benefits will settle in the next twelve months. The Company does not expect this change to have a significant impact on the results of operations or the financial position of the Company.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In accordance with the adoption of FIN 48, we continue to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. As of February 4, 2007 and February 2, 2008, the Company has accrued $926,000 and $1,270,000, respectively, of interest relating to unrecognized tax benefits.

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

5.     Earnings Per Share

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for each of the past three years:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended February 2, 2008:
Basic earnings per share	$16,435,000	8,897,518	$1.85
Effect of dilutive securities—stock options		37,016	(0.01)

Dilutive earnings per share	$16,435,000	8,934,534	$1.84

For the year ended February 3, 2007:
Basic earnings per share	$34,791,000	8,801,661	$3.95
Effect of dilutive securities—stock options		53,413	(0.02)

Dilutive earnings per share	$34,791,000	8,855,074	$3.93

For the year ended January 28, 2006:
Basic earnings per share	$18,277,000	8,746,363	$2.09
Effect of dilutive securities—stock options		67,977	(0.02)

Dilutive earnings per share	$18,277,000	8,814,340	$2.07

        The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 193,144, zero, and zero of anti-dilutive shares for the years ended February 2, 2008, February 3, 2007, and January 29, 2006, respectively.

6.     Commitments and Contingencies

  Leases

        We lease our current facility under an operating lease expiring on July 31, 2010. We also have two three-year options to extend this lease for a total of 6 more years, to July 31, 2016. The future minimum non-cancellable lease payments are as follows:

Operating Leases
Fiscal 2009	$150,000
Fiscal 2010	150,000
Fiscal 2011	75,000

Total future minimum lease payments	$375,000

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Total rent expense was $132,000, $115,000 and $115,000 for fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

  Indemnities and Guarantees

        During the normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of February 2, 2008 is included below:

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

  Management Agreement

        We have entered into a management agreement with our Chief Executive Officer as described below in Note 7.

7.     Related Party Transactions

        The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a management agreement (the "Management Agreement"). The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Management Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by the Company's Compensation Committee. The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. For fiscal 2008, fiscal 2007 and fiscal 2006 Mr. Margolis' base compensation and bonuses were $4.1 million, $8.7 million, and $4.4 million, respectively. As of February 2, 2008 and February 3, 2007, our accrued liabilities includes a bonus payable of $3.4 million and $8.0 million, respectively, for Mr. Margolis. If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the management agreement will also increase.

        If the Company fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are is satisfied. Pre-tax earnings for Fiscal 2008, Fiscal 2007 and Fiscal 2006 exceeded specified levels as agreed upon by the Company's Compensation Committee thereby automatically extending the Management Agreement to February 1, 2011. The Management Agreement

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

        The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year's performance bonus (the "Termination Payment"). On August 28, 2007, we entered into an amendment (the "Amendment") to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding all revenues received from Mossimo, Inc. during Fiscal 2007 and also the related expenses associated with the termination of the Finder's Agreement. The Amendment was approved by the Company's stockholders at the Annual Meeting of the Stockholders on August 28, 2007. In the event the Management Agreement, as amended, was terminated as described above the Termination Payment for Mr. Margolis would be approximately $12.5 million.

        On October 8, 2007, the Company entered into a contingent Finders Fee Agreement (the "Contingent Finders Fee Agreement") with a director pertaining to his services as a director of the Company in introducing the Company to its licensee for the Cherokee brand in India. The Contingent Finders Fee Agreement calls for the director to receive 5% of all royalty revenues received by the Company in years 6 through 10 (and possibly years 11 through 15) only if the licensee decides to renew the licensing agreement beyond the original five year term to a second five year term (years 6 through 10), and again if another five year term is renewed (years 11 through 15). The Contingent Finders Fee Agreement expires at the earlier of (i) termination of the licensing agreement with the subject licensee for India, or (ii) ten years of payments (through year 15). The director has not received any payments or other compensation and will not receive any payments under the Contingent Finders Fee Agreement during the original five year term. In the event that the licensing agreement with the licensee is not renewed after the first five-year term, there will be no payments of any type made to the recipient under the Contingent Finders Fee Agreement.

        During the fourth quarter of fiscal 2007, in connection with the closing of the termination of the Finders Agreement between the Company and Mossimo, Inc., which resulted in a payment to the Company of $33.0 million, the Company awarded one of the directors of the Company a bonus in the amount of $50,000 for his extraordinary board services. The director closely oversaw management's activities in connection with the negotiation and consummation of the termination of the Finders Agreement and the termination and settlement agreement between the Company and Iconix Brand Group, Inc. ("Iconix") entered into as of April 27, 2006 in connection with Iconix's acquisition of Mossimo. The Board determined that given the size and the complexity of these transactions, close board oversight was appropriate, and the $50,000 bonus was paid for the additional time performing such oversight. The payment was approved by the disinterested members of the Company's Board of Directors.

8.     Capitalization

  Preferred Stock

        We are authorized to issue up to 1,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

voting rights. As of February 2, 2008 and February 3, 2007, no shares of preferred stock were outstanding.

  Common Stock

        On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or of our then outstanding common stock. Pursuant to this directive, we have used cash of $5.5 million to repurchase and retire 607,800 shares of our common stock with the last repurchase occurring in our fiscal year ended February 1, 2003. Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock. During Fiscal 2008, Fiscal 2007 and Fiscal 2006 we did not repurchase any shares of our common stock.

  Dividends

        The Company has made a quarterly dividend payment to stockholders during each quarter of fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005. On January 29, 2008 we declared a dividend of $0.75 per share or $6,685,000 which was paid on March 14, 2008. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

  Stock-Based Compensation

        We currently maintain three equity-based compensation plans: (i) the Cherokee 1995 Incentive Stock Option Plan (the "1995 Plan"); (ii) the 2003 Incentive Award Plan (the "2003 Plan"); and (iii) the 2006 Incentive Award Plan (the "2006 Plan"). Each of these stock option award plans provides for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

        1995 Plan—The 1995 Plan was approved at the October 1995 Annual Meeting of Stockholders under which the Company is authorized to grant up to 900,000 shares of common stock in the form of incentive and nonqualified options. During fiscal 2005, we granted the remaining 20,310 options available for issuance under the 1995 Plan. The options vest in equal installments over a three-year period starting at the grant date and have a term of ten years. As of February 2, 2008, we have no shares available for grants of options under the 1995 Plan. The 1995 Plan expired on July 24, 2005.

        2003 Plan—The 2003 Plan was approved at the June 2003 Annual Meeting of Stockholders under which the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares which may be subject to granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000. The principal purposes of the 2003 Plan is to provide additional incentive for our directors, employees and consultants to further our growth development and financial success and to enable us to obtain and retain their services. The Compensation Committee of the Board or another committee thereof (the "Committee") will administer the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors will administer the 2003 Plan with respect to grants to

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

independent directors. Under the 2003 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The vesting period and term for options granted under the 2003 Plan is set by the Committee, with the term being no greater than 10 years, and the Options generally will vest over a specific time period as designated by the Committee upon the awarding of such Options. During Fiscal 2008, we did not grant any options under the 2003 Plan. During Fiscal 2007 and Fiscal 2006, we granted options under the 2003 Plan to purchase 50,644, and 100,000 shares of common stock, respectively. As of February 2, 2008, there were 4,167 shares available for option grants under the 2003 Plan as a result of the forfeiture of these options by an employee who left the Company in Fiscal 2008. In the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 17, 2013.

        2006 Plan—The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders under which the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares which may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000. The principal purposes of the 2006 Plan is to provide an additional incentive for our directors, employees and consultants and its subsidiaries to further our growth development and financial success and to enable us to obtain and retain their services. The Compensation Committee of the Board or another committee thereof (the "Committee") will administer the 2006 Plan with respect to grants to our employees or consultants and the full Board will administer the 2006 Plan with respect to grants to independent directors. Under the 2006 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The vesting period and term for Options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the Options generally will vest over a specific time period as designated by the Committee upon the awarding of such Options. During Fiscal 2008, we granted options under the 2006 Plan to purchase 245,000 shares of common stock of which 10,000 shares were forfeited as a result of employees leaving the Company in Fiscal 2008. As of February 2, 2008 we have 15,000 shares available for grants of options under the 2006 Plan. In the event that any outstanding option granted under the 2006 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

        Effective January 29, 2006, we adopted SFAS 123(R) using the modified prospective method which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions under the original SFAS 123. Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended February 2, 2008 and February 3, 2007 was $776,000 and $705,000, respectively.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The estimated fair value of options granted during Fiscal 2008 and Fiscal 2007 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2008	Fiscal 2007
Expected Dividend Yield	6.9% to 7.2%	6.1%
Expected Volatility	27.9% to 32.7%	31.5%
Risk-Free Interest Rate	4.4% to 4.5%	4.9%
Expected Life (in years)	4.5	4.5

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

        A summary of activity for the Company's stock options as of and for Fiscal 2008, Fiscal 2007 and Fiscal 2006 is as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, at January 29, 2005	225,522	$17.45
Granted	100,000	34.22
Exercised	(117,239)	12.95
Canceled/forfeited	(5,334)	23.12

Outstanding, at January 28, 2006	202,949	$28.28
Granted	50,644	39.26
Exercised	(46,999)	26.28
Canceled/forfeited	—	—

Outstanding, at February 3, 2007	206,594	$31.42
Granted	245,000	$40.11
Exercised	(16,524)	$25.40
Canceled/forfeited	(14,167)	$41.65

Outstanding, at February 2, 2008	420,903	$36.37	5.49	$—

Vested and Exercisable at February 2, 2008	122,134	$29.19	4.01	$501,000

Unvested and not exercisable at February 2, 2008	298,769	$39.31	6.09	$—

        The weighted average grant date fair value of options granted under the plans for Fiscal Year 2008, Fiscal Year 2007 and Fiscal Year 2006 was $6.09, $7.13 and $10.17, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on February 2, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 2, 2008. This amount changes based on the fair market value of

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our stock. The total intrinsic value of options exercised for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $325,000, $735,000 and $2.6 million, respectively.

        As of February 2, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 2.25 years. The total fair value of all options which vested during Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $699,000, $579,000 and $441,000, respectively.

        The fair value of each option grant in prior periods was estimated as of each grant date using the Black-Scholes option-pricing model, using the following assumptions:

Fiscal 2006
Grant Date	April 7, 2006
# of Options Granted	104,690
Expected Dividend Yield	6.0%
Expected Volatility	50.0%
Risk-Free Interest Rate	3.8%
Expected Life (in years)	5.0

        Prior to January 28, 2006, the Company accounted for its fixed stock options using the intrinsic value method, as prescribed by APB 25. Accordingly, no stock option expense was recorded in periods prior to January 28, 2006. The reported net income and earnings per share for the fiscal year ended January 28, 2006 is presented below to reflect the impact had the Company been required to recognize stock-based compensation expense based on the fair value at the grant date for stock options as required under SFAS 123 (R). The pro forma amounts are as follows:

Year Ended
January 28, 2006
Net income:
As reported	$18,277,000
After-Tax Stock-based compensation expense determined under the fair value method	301,000

Pro forma	$17,976,000

Net income per share—basic:
As reported	$2.09
Per share effect of after-tax stock-based compensation expense determined under the fair value method	(0.04)

Pro forma	$2.05

Net income per share—diluted:
As reported	$2.07
Per share effect of after-tax stock-based compensation expense determined under the fair value method	(0.04)

Pro forma	$2.03

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    We maintain "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        We have carried out an evaluation, as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 2, 2008.

        Management's Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that we maintained effective internal control over financial reporting as of February 2, 2008. Management's assessment of the effectiveness of our internal control over financial reporting as of February 2, 2008 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report under Item 8.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2008 Annual Meeting of Stockholders scheduled to be held on June 10, 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2008. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2008 Annual Meeting of Stockholders scheduled to be held on June 10, 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2008.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2008 Annual Meeting of Stockholders scheduled to be held on June 10, 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2008.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2008 Annual Meeting of Stockholders scheduled to be held on June 10, 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2008.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2008 Annual Meeting of Stockholders scheduled to be held on June 10, 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2008.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K.
(2)	List of Financial Statement Schedules.
(3)	List of Exhibits.

        The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.'s Form 10-Q dated October 28, 2000).
3.2		Amended and Restated Bylaws of Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.'s Form 10Q dated December 10, 2007).
10.1		Form of Employee Option Agreement (incorporated by reference from Exhibit 10.6 of Cherokee Inc.'s Form 10-K dated February 3, 2001).
10.2
Agreement of Purchase and Sale of Trademarks and Licenses between Cherokee Inc. and Sideout Sport, Inc. dated November 7, 1997 (incorporated by reference from Exhibit 2.1 of Cherokee Inc.'s Current Report on Form 8-K dated November 7, 1997).
10.3
Second Revised and Restated Management Agreement dated as of November 29, 1999 between Cherokee Inc. and The Newstar Group d/b/a The Wilstar Group (incorporated by reference from Exhibit 10.9 of Cherokee Inc.'s Form 10-K dated January 29, 2000).
10.4		The 2003 Incentive Award Plan (incorporated by reference from Exhibit A of Cherokee Inc.'s Proxy Statement, Form DEF 14A, dated June 9, 2003).
10.5		The 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference from Annex A to Cherokee's Proxy Statement dated April 20, 2006 for its 2006 Annual Stockholders' meeting).
10.6
Termination and Settlement Agreement by and between Cherokee Inc. and Iconix Brand Group, Inc. dated as of April 27, 2006 (incorporated by reference from Exhibit 10.1 of Cherokee Inc.'s Report on Form 8-K dated April 27, 2006).
10.7		Summary of Oral Agreement with Jess Ravich regarding Bonus Award (incorporated by reference from Exhibit 10.1 of Cherokee Inc.'s Form 10-Q dated December 7, 2006).
10.8
Restated Licensing Agreement effective as of February 1, 2008, by and between the Company and Target Corporation (incorporated by reference from Exhibit 10.1 of Cherokee Inc.'s Report on Form 8-K dated January 8, 2008).
10.9
First Amendment to the Second Revised and Restated Management Agreement between the Company and The Newstar Group d/b/a The Wilstar Group dated as of November 29, 1999 (incorporated by reference from Exhibit 10.1 of Cherokee Inc.'s Report on Form 8-K dated August 28, 2007).
10.10	*	Contingent Finders Fee Agreement, entered into on October 8, 2007, by and between the Company and Keith Hull.*

10.11	*
Cover Agreement to Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco Stores Limited ("Tesco"), together with the Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco; as amended by Amendment No. 1 to License Agreement, dated as of December 22, 2003, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 2 to License Agreement, dated as of August 3, 2004, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 3 to License Agreement, dated as of July 29, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by License Memo Agreement, dated as of November 25, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Trade Mark Sub-License Agreement, dated as of February 26, 2007, by and among Cherokee, Tesco and Shanghai Kangcheng Storage Co. Limited; as amended by Amendment No. 4 to License Agreement, dated as of March 6, 2008, by and among Cherokee, Tesco and certain affiliates of Tesco.
14.1
Code of Business Conduct and Ethics adopted by Cherokee Inc. in March 2004. This Code of Business Conduct and Ethics, as applied to the Company's principal financial officers, shall be our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder (incorporated by reference from Exhibit 14.1 of Cherokee Inc.'s Form 10-K for the year ended January 31, 2004 on April 2, 2004).
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
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INC.
By:	/s/ ROBERT MARGOLIS
Robert Margolis Chairman and Chief Executive Officer
Date: April 17, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT MARGOLIS Robert Margolis	Chairman and Chief Executive Officer and Director	April 17, 2008
/s/ RUSSELL J. RIOPELLE Russell J. Riopelle	Chief Financial Officer	April 17, 2008
/s/ TIMOTHY EWING Timothy Ewing	Director	April 17, 2008
/s/ KEITH HULL Keith Hull	Director	April 17, 2008
/s/ DAVE MULLEN Dave Mullen	Director	April 17, 2008
/s/ JESS RAVICH Jess Ravich	Director	April 17, 2008

QuickLinks

Documents Incorporated by Reference
CHEROKEE INC. INDEX
PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Comparison of Total Return Since January 31, 2003 AMONG CHEROKEE INC., THE NASDAQ COMPOSITE AND THE S&P 100-LTD
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Cherokee Inc., The NASDAQ Composite Index And S&P 100 Index
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CHEROKEE INC. CONSOLIDATED BALANCE SHEETS
CHEROKEE INC. CONSOLIDATED STATEMENTS OF OPERATIONS
CHEROKEE INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
CHEROKEE INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
CHEROKEE INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES