Form 10-Q
period 2008-05-03
CHEROKEE INC
filed 2008-06-12
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 11, 2008

Common Stock, $.02 par value per share	8,923,903

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	May 3, 2008	February 2, 2008

Assets
Current assets:
Cash and cash equivalents	$16,865,000	$21,955,000
Receivables, net	10,852,000	7,363,000
Prepaid expenses and other current assets	62,000	72,000
Income taxes receivable	1,077,000	1,065,000
Deferred tax asset	976,000	1,010,000

Total current assets	29,832,000	31,465,000

Deferred tax asset	1,049,000	1,095,000
Property and equipment, net of accumulated depreciation of $685,000 and $671,000, respectively	197,000	184,000
Trademarks, net of accumulated amortization of $8,025,000 and $7,673,000, respectively	9,825,000	10,077,000
Other assets	14,000	14,000

Total assets	$40,917,000	$42,835,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,093,000	$817,000
Accrued compensation payable	682,000	3,944,000
Income taxes payable	4,408,000	1,811,000
Dividends payable	6,690,000	6,685,000

Total current liabilities	12,873,000	13,257,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,920,569 and 8,913,902 shares issued and outstanding at May 3, 2008 and at February 2, 2008, respectively	178,000	178,000
Additional paid-in capital	16,575,000	16,092,000
Retained earnings	11,291,000	13,308,000

Stockholders’ equity	28,044,000	29,578,000

Total liabilities and stockholders’ equity	$40,917,000	$42,835,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended
	May 3, 2008	May 5, 2007
Royalty revenues	$11,523,000	$12,040,000
Selling, general and administrative expenses	3,745,000	3,921,000

Operating income	7,778,000	8,119,000

Other income:
Investment and interest income	70,000	425,000

Total other income	70,000	425,000

Income before income taxes	7,848,000	8,544,000
Income tax provision	3,175,000	3,530,000

Net income	$4,673,000	$5,014,000

Basic earnings per share	$0.52	$0.57

Diluted earnings per share	$0.52	$0.56

Weighted average shares outstanding
Basic	8,915,013	8,851,591

Diluted	8,933,707	8,909,850

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at February 2, 2008	8,913,902	$178,000	$16,092,000	$13,308,000	$29,578,000

Stock-based compensation			239,000		239,000
Tax benefit related to stock options exercised			90,000		90,000
Proceeds from exercise of stock options	6,667	—	154,000		154,000
Accrued dividends				(6,690,000)	(6,690,000)
Net income				4,673,000	4,673,000
Balance at May 3, 2008	8,920,569	$178,000	$16,575,000	$11,291,000	$28,044,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three months ended
	May 3, 2008	May 5, 2007
Operating activities
Net income	$4,673,000	$5,014,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,000	19,000
Amortization of trademarks	352,000	248,000
Deferred income taxes	170,000	257,000
Stock-based compensation	239,000	172,000
Excess tax benefit from share-based payment arrangements	—	(39,000)
Changes in current assets and liabilities:
Increase in accounts receivable	(3,489,000)	(4,594,000)
Decrease in prepaid expenses and other assets	10,000	180,000
Increase in income taxes receivable	(12,000)	(9,874,000)
Increase (decrease) in accounts payable	276,000	120,000
Decrease in accrued compensation	(3,262,000)	(7,856,000)
Increase in income taxes payable and other accrued liabilities	2,597,000	1,815,000

Net cash provided (used) by operating activities	1,567,000	(14,538,000)

Investing activities
Purchase of property and equipment	(26,000)	(24,000)
Purchase of trademarks, registration and renewal costs	(100,000)	(1,296,000)

Net cash used in investing activities	(126,000)	(1,320,000)

Financing activities
Proceeds from exercise of stock options	154,000	263,000
Dividends	(6,685,000)	(6,632,000)
Excess tax benefit from share-based payment arrangements	—	39,000

Net cash used in financing activities	(6,531,000)	(6,330,000)

Decrease in cash and cash equivalents	(5,090,000)	(22,188,000)
Cash and cash equivalents at beginning of period	21,955,000	44,565,000

Cash and cash equivalents at end of period	$16,865,000	$22,377,000

Cash paid during period for:
Income taxes	$382,000	$11,200,000
Interest	—	—
Non cash financing activities:
Issuance of common stock for acquisition of trademark	—	2,750,000
Declaration of dividends	$6,690,000	$6,681,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of May 3, 2008 and for the three month periods ended May 3, 2008 and May 5, 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of February 2, 2008 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month period ended May 3, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended May 3, 2008; the term “Fiscal 2009” refers to our fiscal year ending January 31, 2009; the term “Fiscal 2008” refers to our most recent past fiscal year ended February 2, 2008; the term “Fiscal 2007” refers to our fiscal year ended February 3, 2007; the term “Fiscal 2006” refers to our fiscal year ended January 28, 2006.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended May 3, 2008 and May 5, 2007:

	Three Months Ended
	May 3, 2008	May 5, 2007

Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$4,673,000	$5,014,000

Denominator:
Denominator for net income per common share – weighted average Shares	8,915,013	8,851,591
Effect of dilutive securities:
Stock options	18,694	58,259

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,933,707	8,909,850

The diluted weighted average number of shares for the three month periods ended May 3, 2008 and May 5, 2007 excludes 358,478 and 0, respectively, shares of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive.

Significant Contracts

Our two most significant contracts are our retail direct licensing agreements with Target Stores, a subsidiary of Target Corp. (“Target”) for the Cherokee brand in the United States, and with Great Britain’s Tesco Stores Limited (“Tesco”) for the United Kingdom, certain countries in Central Europe, and certain countries in Asia, as further described below.

In 1997, we entered into a license agreement with Target that grants Target the exclusive right in the United States to use the Cherokee trademarks in various categories of merchandise.  On January 10, 2008, we announced that we entered into a restated license agreement with Target, which became effective on February 1, 2008 (the “Restated Target Agreement”).  The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise.  The term of the Restated Target Agreement continues through January 31, 2012.  However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the agreement during February of the calendar year prior to termination.  Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise.

On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Tesco (the “Tesco Agreement”).  Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries.  In January 2004, we expanded the Tesco Agreement to include South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we expanded the Tesco Agreement to include Poland and the Czech Republic.

In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary.  In February 2007, we added the territory of China to the Tesco Agreement.  The term of the Tesco Agreement expires on January 31, 2011, and Tesco has several options to extend this term.

We also have other licensing agreements regarding our brands, including with:  (i) Zellers for our Cherokee brand in Canada; (ii) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries; (iii) Mervyn’s for our Sideout brand in the U.S.; and (iv) a number of other international license agreements for our Cherokee brand.   For a more complete description of our license agreements and other commercial agreements, please see our Annual Report on Form 10-K for our fiscal year ended February 2, 2008.

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

The 1995 Plan was approved at the October 30, 1995 Annual Meeting of Stockholders. The options granted under the 1995 Plan vest in equal installments over a three-year period starting at the grant date and have a term of ten years.  As of May 3, 2008, we have no shares available for grants of options under the 1995 Plan.  The 1995 Plan expired on July 24, 2005.  However, options previously granted under the 1995 Plan will remain outstanding until the earlier of expiration or exercise.  In the event that any outstanding option under the 1995 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services. The 2003 Plan provides for the grant of options and restricted stock awards. The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) will administer the 2003 Plan with respect to grants to independent directors.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the plan—Incentive and Non-Qualified stock options. In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2003 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the three months ended May 3, 2008 we did not make any grants under the 2003 Plan.  As of May 3, 2008 there were 4,167 shares available for option grants under the 2003 Plan.  In the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 17, 2013.

The 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The 2006 Plan provides for the grant of options and restricted stock awards.  The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board will administer the 2006 Plan with respect to grants to independent directors.  Awards under the 2006 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan.  Two types of stock options may be granted under the 2006 Plan:  Incentive and Non-Qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2006 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options.  During the three months ended May 3, 2008, we did not make any stock option grants, and 30,000 stock options previously granted were forfeited.  In the event that any outstanding option granted under the 2006 Plan expires or is forfeited, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.  As of May 3, 2008 we had 45,000 shares available for grants of Awards under the 2006 Plan.

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended May 3, 2008 was $239,000, as compared to $172,000 for the comparable period in the prior year.

There were no stock option grants in the First Quarter.  The estimated fair value of options granted during the first fiscal quarter of Fiscal 2008 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

First Quarter Fiscal 2008
Grant Date	March 29, 2007
# of Options Granted	95,000
Expected Dividend Yield	6.9%
Expected Volatility	27.9%
Avg. Risk-Free Rate	4.53%
Expected Life (in years)	4.5

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

A summary of activity for the Company’s stock options for the First Quarter is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at February 2, 2008	420,903	$36.37
Granted	—	—
Exercised	(6,667)	$23.12
Canceled/forfeited	(30,000)	$37.26

Outstanding, at May 3, 2008	384,236	$36.53	5.20	$342,000

Vested and Exercisable at May 3, 2008	159,009	$32.92	4.29	$342,000

Non-vested and not exercisable at May 3, 2008	225,227	$39.09	5.84	$—

As of May 3, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,257,000, which is expected to be recognized over a weighted average period of approximately 3.0 years.  The total fair value of all options which vested during the First Quarter was $279,000.

Trademarks

During the First Quarter the Company did not acquire any trademarks.  During the comparable period last year, the Company acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock.  These payments were made on or prior to April 30, 2007 in accordance with the terms of the agreement, and are shown as trademark acquisition costs on our cash flow statement.  Trademark registration and renewal fees which were capitalized during the First Quarter totaled $100,000.  In comparison, for the three months ended May 5, 2007 the total trademark registration and renewal fees capitalized totaled $46,000.

Income Taxes

Income tax expense of $3.2 million was recognized for the three months ended May 3, 2008, resulting in an effective tax rate of 40.5% in the first three months of Fiscal 2009, as compared to 41.3% in the first three months of last year and compared to 39.8% for the full year of Fiscal 2008. Our lower effective tax rate compared with the same period last year was primarily the result of lower amounts recorded for interest on uncertain tax positions in the three months ended May 3, 2008 as compared to the first three months of Fiscal 2008.

The Company files U.S. federal and state income tax returns. For the federal income tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2003.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2001.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN48”) reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of February 2, 2008 and May 3, 2008, respectively, accrued interest on a gross basis was $1,270,000 and $1,299,000.

We adopted the provision of FIN 48 effective February 4, 2007. The cumulative effective of applying FIN 48 resulted in a decrease to retained earnings of $0.4 million as of February 4, 2007.  As of both February 2, 2008 and May 3, 2008, the total amount of gross unrecognized tax benefits was approximately $1.8 million, of which approximately $0.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on the results of operations or the financial position of the Company.

Recent Accounting Pronouncements

The Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on its first day of its fiscal year ended January 31, 2009, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

The Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”) on its first day of its fiscal year ended January 31, 2009, which permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date.  The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

(3)   Dividends

On January 29, 2008, we declared a dividend of $6.7 million, or $0.75 per share, which was paid on March 14, 2008.  On April 30, 2008, we declared a dividend of $6.9 million, or $0.75 per share, which is to be paid on June 17, 2008 to stockholders of record as of June 1, 2008.

(4)   Material Agreements

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc., which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All That Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands.  The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West) then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc.  As of February 3, 2007, we had recovered all of our acquisition costs of $2.7 million from the cumulative royalties received from the Carole Little brands, and began accounting for a 45% share of the royalties above these acquisition costs as an expense to Ms. Carole Little (StudioCL Corporation) in the fourth quarter of Fiscal 2007, which continued in the first quarter of fiscal 2008.

On April 12, 2007, we entered into an agreement to repurchase from CL Studio Corporation their 45% share of royalties from the Carole Little brands, for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock (the total number of shares issued were 63,068 and were based on a 10-day average closing price of $43.604 per share).  These payments were made on or prior to April 30, 2007 in accordance with the terms of the agreement.  During June 2007, in accordance with the terms of the agreement, we made a final payment of approximately $254,000 to CL Studio Corporation, which represented their final 45% share of Carole Little royalties from the first quarter of fiscal 2008.  Since May 6, 2007 we have been receiving 100% of the royalties earned from the licensing of the Carole Little brands as a result of this agreement.

(5)   Related Party Transactions

The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a management agreement (the “Management Agreement”).  The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Management Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by the Company’s Compensation Committee.  The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million.  For Fiscal 2009, pursuant to the Management Agreement, Mr. Margolis’ base compensation is $790,000.  For the First Quarter the Company accrued bonus compensation payable totaling $682,000, the majority of which pertains to Mr. Margolis’ performance bonus for this period.  As of May 3, 2008 and February 2, 2008, the Company accrued bonus compensation payable pertaining to Mr. Margolis’ performance bonus of $0.6 million and $3.4 million, respectively.  If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the Management Agreement will also increase.

If the Company fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are is satisfied.  Pre-tax earnings for Fiscal 2008, Fiscal 2007 and Fiscal 2006 exceeded specified levels as agreed upon by the Company’s Compensation Committee thereby automatically extending the Management Agreement to February 1, 2011.  The Management Agreement also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus, plus the pro rata earned performance bonus during such fiscal year up to the date of termination. (the “Termination Payment”).  On August 28, 2007, we entered into an amendment (the “Amendment”) to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding all revenues received from Mossimo, Inc. during Fiscal 2007 and also the related expenses associated with the termination of the Finder’s Agreement.  The Amendment was approved by the Company’s stockholders at the Annual Meeting of the Stockholders on August 28, 2007.  In the event the Management Agreement, as amended, was terminated as described above, the Termination Payment for Mr. Margolis as of May 3, 2008 would be approximately $13.2 million.

On October 8, 2007, the Company entered into a contingent Finders Fee Agreement (the “Contingent Finders Fee Agreement”) with a director pertaining to his services as a director of the Company in introducing the Company to its licensee for the Cherokee brand in India.  The Contingent Finders Fee Agreement calls for the director to receive 5% of all royalty revenues received by the Company in years 6 through 10 (and possibly years 11 through 15) only if the licensee decides to renew the licensing agreement beyond the original five year term to a second five year term (years 6 through 10), and again if another five year term is renewed (years 11 through 15).  The Contingent Finders Fee Agreement expires at the earlier of (i) termination of the licensing agreement with the subject licensee for India, or (ii) ten years of payments (through year 15).  The director has not earned or received any payments or other compensation and will not receive any payments under the Contingent Finders Fee Agreement during the original five year term.  In the event that the licensing agreement with the licensee is not renewed after the first five-year term, there will be no payments of any type made to the recipient under the Contingent Finders Fee Agreement.

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

Introduction

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q.  See “Item 1. Consolidated Financial Statements” and our Form 10-K for the fiscal year ended February 2, 2008.

Cherokee Inc. (which may be referred to as we, us, our or the Company) is in the business of marketing and licensing the Cherokee, Sideout and Carole Little brands and related trademarks and other brands we own or represent. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the world.

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others. As of May 3, 2008, we had twenty continuing license agreements covering both domestic and international markets.  During our fiscal year ended February 3, 2007, we terminated one material licensing agreement (our Finder’s Agreement with Mossimo Inc.) in exchange for a one-time payment of $33.0 million during our fourth quarter of that fiscal year.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010, and increased the number of shares which could currently be repurchased to a total of 800,000 of our common stock.  During the First Quarter we did not repurchase any shares of our common stock.  From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock and there have been no additional share repurchases or retirements subsequent to February 1, 2003.  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

You should refer to our Annual Report on Form 10-K for the year ended February 2, 2008, for a discussion of our policies on revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation and accounting for stock-based compensation.

Effective February 4, 2007, we adopted the provision of FASB interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The cumulative effect of applying FIN 48 has resulted in a decrease to our retained earnings of approximately $0.4 million as of February 4, 2007.

We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of February 2, 2008 and May 3, 2008, respectively, accrued interest on a gross basis was $1,270,000 and $1,299,000.  The total amount of gross unrecognized tax benefits as of both February 2, 2008 and May 3, 2008 was approximately $1.8 million, of which approximately $0.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  Currently, the Company expects the liability for unrecognized tax benefits will change by an insignificant amount during the next 12 months.

The Company files U.S. federal and state tax returns. For the federal tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2003.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2001.

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

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method.  We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations.  Stock-based compensation expense recognized under SFAS 123(R) for the three months ended May 3, 2008 was $239,000, and for the three months ended May 5, 2007 was $172,000.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the three months ended May 3, 2008 (the “First Quarter”), total sales of merchandise bearing the Cherokee brand were 10.6% below the total retail sales for the first quarter of last year, with retail sales totaling approximately $502 million in our First Quarter versus approximately $561 million in total retail sales for the first quarter of last year.

Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent.  However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate.  Fluctuations in retail sales of Cherokee branded products or other product brands that we own or represent may be the result of a variety of factors, including, without limitation:  (i) changes in the number of product categories for which a licensee chooses to use our brands from period-to-period, which generally results in changes in the amount of inventory (utilizing our brands) available for sale from period-to-period; (ii) the number of geographical markets/territories or number of stores in which our licensees are currently selling Cherokee or our other branded products from period-to-period; or (iii) our licensees experiencing changes in retail sales levels as a result of a variety of factors, including fashion-related and general retail sales trends (See Item IA “Risk Factors”).

During the First Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $259.5 million compared to approximately $320.8 million for the three months ended May 5, 2007, or a decline of

19%.  As a consequence, our royalty revenues for the First Quarter from Target Stores decreased by 14% compared to the comparable period last year.  Tesco’s sales of merchandise bearing the Cherokee brand, which for the First Quarter and last year’s comparable period, included the U.K., Ireland, Poland, Czech Republic, Hungary and Slovakia, were $207.7 million in our First Quarter, compared to $202.3 million in the first quarter of last year.  Zeller’s sales of merchandise bearing the Cherokee brand were approximately $20 million during the First Quarter compared to $30.7 million for the first quarter of last year.

During the First Quarter, sales of Mervyn’s young men’s, junior’s and children’s apparel and accessories bearing the Sideout brand were approximately $5.4 million in comparison to $6.9 million for the first quarter of last year.  In addition, sales of Carole Little and St. Tropez-West branded products by TJX were approximately $17.5 million in the First Quarter, as compared to $43.4 million for the first quarter of last year.

Royalty Revenues and Expenses

Royalty Revenues were $11.5 million during the First Quarter, which is $0.5 million less than the $12.0 million reported during the three month period ended May 5, 2007.  Revenues from the Cherokee brand were $11.0 million during the First Quarter compared to $11.2 million for the first quarter of last year.  During the First Quarter and the first quarter of last year, revenues of $5.4 million and $6.4 million were recognized from Target Stores, which accounted for 47% and 53% of total revenues, respectively.  The decrease in revenues from Target Stores was attributable to lower sales of Cherokee branded products during the First Quarter.  Revenues from Tesco were $4.6 million during the First Quarter compared to $4.0 million for the first quarter of last year, with most of the growth due to increased sales of Cherokee branded products in the Tesco Central Europe territories (Czech Republic, Poland, Slovakia, and Hungary).  The increased growth from the Tesco Central Europe territories is primarily from the expansion of product categories and increased efficiencies in their operations.  In addition, First Quarter revenues from Tesco UK included approximately $0.5 million of audit royalties from prior years.  Revenues from Zellers were $375,000 during the First Quarter compared to $634,000 for the first quarter of last year, due primarily to royalty rate reductions and reductions in men’s and women’s product categories.  Royalty revenues from our new retail direct licensee in Mexico, Comercial Mexicana, totaled $271,000 during the First Quarter, as compared to $157,000 in royalty revenues for the first quarter of last year.

Revenues from the Sideout brand were $192,000 during the First Quarter compared to $221,000 for the first quarter last year.  Revenues from Mervyn’s (which is a Sideout brand licensee) during the First Quarter were $155,000 compared to $189,000 for the first quarter of last year, due primarily to lower sales of Sideout branded product by Mervyn’s in certain product categories.  First Quarter revenues also included $244,000 from TJX (per our licensing contract for the Carole Little brands), as compared to $564,000 for the first quarter of last year.

 Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers and Tesco, were collectively $5.5 million during the First Quarter compared to $4.9 million for the first quarter of last year.  This increase is primarily due to the growth in revenues from Tesco, and in particular, their Central European territories.

We believe that our future revenues from Target, for the remaining nine months of Fiscal 2009, will likely be down or flat when compared to the revenues from Fiscal 2008.  We believe that our future revenues from Zellers will continue to be down due to reduced product categories as compared to Fiscal 2008.  We believe that our future revenues from Mervyn’s, which were down in the First Quarter, will likely be flat when compared to Fiscal 2008.  Based on Tesco’s sales of Cherokee branded products in Fiscal 2008 and the First Quarter, and Tesco’s expansion of Cherokee branded products into Central Europe and their expressed interest in continuing to promote the Cherokee brand, we believe that our future revenues from Tesco may continue to grow in the foreseeable future, although a tightening retail environment may hamper this growth.  Based upon the royalties received for our First Quarter from TJX, we estimate that our future royalty revenues from TJX may be down when compared to the revenues from Fiscal 2008.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $10.9 million as of the end of the First Quarter included accrual for revenues earned from Target Stores,

Zeller’s, Mervyn’s, Tesco, and other licensees that are expected to be received in the month or 45 days following the end of the First Quarter.

Selling, general and administrative expenses for the First Quarter were $3.7 million, or 32.5% of revenues, in comparison to selling, general and administrative expenses of $3.9 million, or 32.6% of revenues during the first quarter of last year.  The changes in our selling, general and administrative expenses, including the decrease of about $176,000 during the First Quarter as compared to the first quarter of last year, resulted from the following factors, among others:  (i) lower payroll taxes in the First Quarter as compared to the first quarter of last year; (ii) a one-time payment of $254,000 pertaining to the 45% royalty share of the Carole Little royalties in the first quarter of last year, as compared to $0 in the First Quarter (although our trademark amortization expenses increased by $105,000); (iii) higher stock compensation expenses of $239,000 in our First Quarter, as compared to $172,000 in the first quarter of last year; and (iv) higher marketing expenses.

During the First Quarter, our investment and interest income was $70,000 compared to $425,000 for the first quarter of last year.  The decrease in interest income is primarily due to lower cash balances during the First Quarter as compared to the first quarter of last year.

During the First Quarter, we recorded a tax provision of $3.2 million which equates to an effective tax rate of 40.5%, compared to $3.5 million and an effective tax rate of 41.3% recorded for the first quarter of last year.  During the First Quarter, our net income was $4.7 million, or $0.52 per diluted share, compared to $5.0 million, or $0.56 per diluted share, for the first quarter of last year.

Liquidity and Capital Resources

Cash Flows.  On May 3, 2008, we had cash and cash equivalents of $16.9 million.  On February 2, 2008, we had cash and cash equivalents of $22.0 million.  The $5.1 million decrease in cash and cash equivalents during the First Quarter is primarily attributable to the payment of $6.7 million in dividends during the First Quarter, and the payment of our previously accrued management and employee bonuses of $3.9 million during the First Quarter.  These were offset by various other items detailed below.

During the First Quarter, cash provided by our operations was $1.6 million, compared to cash used in our operations of $14.5 million for the first quarter of last year.  The cash provided from operations of $1.6 during our First Quarter was primarily due to the changes in:  (i) accrued compensation, which was reduced by $3.3 million in the First Quarter, as compared to a decrease of $7.9 million in the first quarter of last year; (ii) accounts receivables, which increased by $3.5 million in the First Quarter, as compared to an increase of $4.6 million in the first quarter of last year; (iii) an increase in income taxes payable of $2.6 million in the First Quarter, as compared to an increase of $1.8 million in the first quarter of last year; and (iv) an increase in trademark amortization, which totaled $352,000 in the First Quarter as compared to $248,000 in the first quarter of last year.   In addition, our cash from operations includes non-cash stock-based compensation expense of $239,000 in our First Quarter pursuant to SFAS 123 (R) as compared to $172,000 in the first quarter of last year, and our deferred tax assets decreased by $170,000 in the First Quarter, as compared to a decrease of $257,000 last year.

Cash used by investing activities during the First Quarter was $126,000, which was comprised of $26,000 of capital expenditures of office equipment, and $100,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the first quarter of last year, cash used by investing activities was $1.3 million, which was comprised of $24,000 of capital expenditures of office equipment, $46,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands, and also the $1.25 million cash portion of the $4.0 million total acquisition cost of the 45% share of the Carole Little royalty stream which we previously did not own (stock was issued for the $2.75 million non-cash portion of this acquisition price).

Cash used in financing activities was $6.5 million during the First Quarter, which included the payment of dividends of $6.7 million in March 2008, which was offset by the receipt of $154,000 in proceeds from the exercise of stock options.  In comparison, during the first quarter of last year cash used in financing activities was $6.3 million, which included the payment of dividends of $6.6 million in the first quarter of last year, which was offset by the excess tax benefit related to stock options exercised of $39,000, and also the receipt of $263,000 in proceeds from the exercise of stock options.

Uses of Liquidity. We anticipate that our cash requirements through the end of Fiscal 2009 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock.  The declaration and payment of any dividends or repurchase of shares of our common stock will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board of Directors.  Our dividend payments exceed our cash flow from operations and cannot continue at historical levels beyond Fiscal 2009 unless cash flow from operations increases substantially.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through April 2009; provided that, if our Management Agreement with our CEO is terminated, we may not have sufficient cash to make the lump sum payment due to Mr. Margolis.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of May 3, 2008, we did not have any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of May 3, 2008, we did not have any standby letters of credit nor any standby repurchase obligations.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of May 3, 2008, we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business.  For Fiscal 2008, revenues from international licensing comprised 52% of our consolidated revenues.  For the First Quarter, international licensing royalties comprised 48.0% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have affected our First Quarter revenues by approximately $0.5 million, which represents 4.8% of the total revenues reported for the First Quarter.  Such change is not considered to represent a material effect on our results of operations or cash flow.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Zellers increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  For example, the royalty revenues from Tesco U.K. in our First Quarter reflect a -0.1% unfavorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year.  In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of May 3, 2008.

(b) Changes in internal controls.  Management determined that as of May 3, 2008, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is largely dependent on royalties from two licensees, Target Stores and Tesco, which accounted for 42% and 41%, respectively of our consolidated licensing revenues in Fiscal 2008, and accounted for 47% and 40%, respectively, of our First Quarter licensing revenues.

During Fiscal 2008, 42% of our licensing revenues were generated from Target and 41% of our licensing revenues were generated from Tesco.  For the First Quarter, 47% and 40%, respectively, of our licensing revenues were generated from Target Stores and Tesco.  We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement.  The termination of either the Restated Target Agreement or the Tesco Agreement would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner.  We are unsure whether we would be able to replace the royalty payments received from Target and Tesco.  Together, these two licensees accounted for 83% of our consolidated licensing revenues in Fiscal 2008 and accounted for 87% of our consolidated licensing revenues in our First Quarter.

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

Mr. Margolis’ services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement (the “Management Agreement”). The current term of the Management Agreement ends February 1, 2011; however, the term may be extended indefinitely for additional one year terms so long as we meet certain pre-tax earnings thresholds.  If we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the Management Agreement at the rate in effect at the time of the termination plus the amount of the previous year’s performance bonus under the Management Agreement. Mr. Margolis’ annual base compensation for Fiscal 2009 is $790,367 and his performance bonus for Fiscal 2008 was approximately $3.4 million. Based on Mr. Margolis’ salary for Fiscal 2009 and his bonus paid for Fiscal 2008, the lump sum payment owed upon such a termination would be approximately $12.6 million, plus his pro rata earned performance bonus during Fiscal 2009 up to the date of termination.

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

Although we have paid dividends during each quarter since December 2003, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors. Our dividend payments exceed our cash flow from operations and cannot continue at historical levels beyond Fiscal 2009 unless cash flow from operations increases substantially.

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

ITEM 6.  EXHIBITS

(a)             Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.’s Form 10-Q dated October 28, 2000).

3.2	Amended and Restated Bylaws of Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.’s Form 10-Q dated December 10, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 11, 2008

CHEROKEE INC.

By:	/s/ Robert Margolis
Robert Margolis Chief Executive Officer

By:	/s/ Russell J. Riopelle
Russell J. Riopelle Chief Financial Officer