Form 10-Q
period 2008-08-02
CHEROKEE INC
filed 2008-09-11
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 11, 2008

Common Stock, $.02 par value per share	8,913,748

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	August 2, 2008	February 2, 2008

Assets
Current assets:
Cash and cash equivalents	$15,871,000	$21,955,000
Receivables, net	9,840,000	7,363,000
Prepaid expenses and other current assets	129,000	72,000
Income taxes receivable	678,000	1,065,000
Deferred tax asset	949,000	1,010,000

Total current assets	27,467,000	31,465,000

Deferred tax asset	903,000	1,095,000
Property and equipment, net of accumulated depreciation of $698,000 and $671,000, respectively	201,000	184,000
Trademarks, net of accumulated amortization of $8,377,000 and $7,673,000, respectively	9,566,000	10,077,000
Other assets	14,000	14,000

Total assets	$38,151,000	$42,835,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,187,000	$817,000
Accrued compensation payable	1,984,000	3,944,000
Income taxes payable	3,076,000	1,811,000
Dividends payable	4,457,000	6,685,000

Total current liabilities	10,704,000	13,257,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,913,748 and 8,913,902 shares issued and outstanding at August 2, 2008 and at February 2, 2008, respectively	178,000	178,000
Additional paid-in capital	16,399,000	16,092,000
Retained earnings	10,870,000	13,308,000

Stockholders’ equity	27,447,000	29,578,000

Total liabilities and stockholders’ equity	$38,151,000	$42,835,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Six months ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Royalty revenues	$10,540,000	$11,901,000	$22,063,000	$23,942,000
Selling, general and administrative expenses	3,884,000	4,199,000	7,628,000	8,119,000

Operating income	6,656,000	7,702,000	14,435,000	15,823,000

Other income:
Interest and other income	28,000	250,000	97,000	675,000

Total other income	28,000	250,000	97,000	675,000

Income before income taxes	6,684,000	7,952,000	14,532,000	16,498,000
Income tax provision	2,646,000	3,044,000	5,821,000	6,574,000

Net income	$4,038,000	$4,908,000	$8,711,000	$9,924,000

Basic earnings per share	$0.45	$0.55	$0.98	$1.12

Diluted earnings per share	$0.45	$0.55	$0.98	$1.11

Weighted average shares outstanding
Basic	8,921,655	8,911,513	8,918,334	8,881,552

Diluted	8,925,931	8,955,197	8,930,180	8,932,224

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at February 2, 2008	8,913,902	$178,000	$16,092,000	$13,308,000	$29,578,000

Stock-based compensation			279,000		279,000
Tax benefit related to stock options exercised			16,000		16,000
Proceeds from exercise of stock options	10,001	—	231,000		231,000
Purchase and retirement of common stock	(10,155)	—	(219,000)		(219,000)
Accrued dividends				(11,149,000)	(11,149,000)
Net income				8,711,000	8,711,000

Balance at August 2, 2008	8,913,748	$178,000	$16,399,000	$10,870,000	$27,447,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six months ended
	August 2, 2008	August 4, 2007
Operating activities
Net income	$8,711,000	$9,924,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,000	38,000
Amortization of trademarks	704,000	595,000
Deferred income taxes	269,000	480,000
Stock-based compensation	279,000	525,000
Excess tax benefit from share-based payment arrangements	(148,000)	(39,000)
Changes in current assets and liabilities:
Increase in accounts receivable	(2,477,000)	(3,641,000)
Decrease (increase) in prepaid expenses and other assets	(57,000)	53,000
Decrease (increase) in income taxes receivable	387,000	(9,874,000)
Increase in accounts payable	370,000	2,000
Decrease in accrued compensation	(1,960,000)	(6,322,000)
Increase (decrease) in income taxes payable and other accrued liabilities	1,265,000	(673,000)

Net cash provided (used) by operating activities	7,370,000	(8,932,000)

Investing activities
Purchase of property and equipment	(44,000)	(32,000)
Purchase of trademarks, registration and renewal costs	(193,000)	(1,305,000)

Net cash used in investing activities	(237,000)	(1,337,000)

Financing activities
Proceeds from exercise of stock options	231,000	363,000
Purchase and retirement of common stock	(219,000)	—
Dividends	(13,377,000)	(13,317,000)
Excess tax benefit from share-based payment arrangements	148,000	39,000

Net cash used in financing activities	(13,217,000)	(12,915,000)

Decrease in cash and cash equivalents	(6,084,000)	(23,184,000)
Cash and cash equivalents at beginning of period	21,955,000	44,565,000

Cash and cash equivalents at end of period	$15,871,000	$21,381,000

Cash paid during period for:
Income taxes	$3,847,000	$16,080,000
Interest	—	—
Non cash financing activities:
Issuance of common stock for acquisition of trademark	—	2,750,000
Declaration of dividends	$4,457,000	$6,684,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of August 2, 2008 and for the three month and six month periods ended August 2, 2008 and August 4, 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of February 2, 2008 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month and six month periods ended August 2, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in Cherokee’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended May 3, 2008; the term “Second Quarter” refers to the three months ended August 2, 2008; the term “Six Months” refers to the six months ended August 2, 2008; the term “Fiscal 2009” refers to our fiscal year ending January 31, 2009; the term “Fiscal 2008” refers to our most recent past fiscal year ended February 2, 2008; the term “Fiscal 2007” refers to our fiscal year ended February 3, 2007; and the term “Fiscal 2006” refers to our fiscal year ended January 28, 2006.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cherokee and its wholly owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectability is reasonably assured.  Certain of our royalty agreements are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by our licensees (see “Seasonality” below).  The royalty rate reductions do not apply retroactively to sales since the beginning of the year.  Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded.

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended August 2, 2008 and August 4, 2007:

	August 2, 2008		August 4, 2007
	3 Months	6 Months	3 Months	6 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$4,038,000	$8,711,000	$4,908,000	$9,924,000

Denominator:
Denominator for net income per common share-weighted average shares	8,921,655	8,918,335	8,911,513	8,881,552
Effect of dilutive securities:
Stock options	4,276	11,846	43,684	50,672

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,925,931	8,930,180	8,955,197	8,932,224

The diluted weighted average number of shares for the three month periods ended August 2, 2008 and August 4, 2007, respectively, does not include 224,311 and 95,000 shares, respectively, of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive.  The diluted weighted average number of shares for the six month periods ended August 2, 2008 and August 4, 2007, respectively, does not include 224,311 and 95,000 shares, respectively, of common stock issuable on the exercise of stock options because such options were anti-dilutive.

Significant Contracts

Our two most significant contracts are our retail direct licensing agreements with Target Stores, a subsidiary of Target Corp. (“Target”) for the Cherokee brand in the United States, and with Great Britain’s Tesco Stores Limited (“Tesco”) for the Cherokee brand in the United Kingdom, certain countries in Central Europe, and certain countries in Asia, as further described below.

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

Stock-Based Compensation

We currently maintain three equity-based compensation plans:  (i) the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”); (ii) the 2003 Incentive Award Plan (the “2003 Plan”); and (iii) the 2006 Incentive Award Plan (the “2006 Plan”).  Each of these stock option award plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders.  Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period and generally expire seven to ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options.

The 1995 Plan was approved at the October 30, 1995 Annual Meeting of Stockholders. The options granted under the 1995 Plan vest in equal installments over a three-year period starting at the grant date and have a term of ten years.  As of August 2, 2008, we have no shares available for grants of options under the 1995 Plan.  The 1995 Plan expired on July 24, 2005.  However, options previously granted under the 1995 Plan will remain outstanding until the earlier of expiration or exercise.  In the event that any outstanding option under the 1995 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services. The 2003 Plan provides for the grant of options and restricted stock awards. The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) will administer the 2003 Plan with respect to grants to independent directors.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the plan—Incentive and Non-Qualified stock options. In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2003 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the six months ended August 2, 2008 we did not make any grants under the 2003 Plan, and there were 29,167 shares forfeited from the 2003 Plan.  In the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 17, 2013.  As of August 2, 2008, there were 33,334 shares available for option grants under the 2003 Plan.

The 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The 2006 Plan provides for the grant of options and restricted stock awards.  The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board will administer the 2006 Plan with respect to grants to independent directors.  Awards under the 2006 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan.  Two types of stock options may be granted under the 2006 Plan:  Incentive and Non-Qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2006 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options.  During the six months ended August 2, 2008, we did not make any stock option grants, and a total of 105,000 stock options previously granted were forfeited.  In the event that any outstanding option granted under the 2006 Plan expires or is forfeited, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, but no later than when the 2006 Plan expires on April 28, 2016.  As of August 2, 2008 we had 120,000 shares available for grants of Awards under the 2006 Plan.

Stock-based compensation expense recognized under SFAS 123(R) for the six months ended August 2, 2008 was $279,000, as compared to $334,000 for the comparable period in the prior year.

There were no stock option grants in the six months ended August 2, 2008.  The estimated fair value of options granted during the first six months of Fiscal 2008 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six Months ended August 4, 2007
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

A summary of activity for Cherokee’s stock options for the six months ended August 2, 2008 is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at February 2, 2008	420,903	$36.37
Granted	—	—
Exercised	(10,001)	$23.12
Canceled/forfeited	(134,167)	$37.46

Outstanding, at August 2, 2008	276,735	$36.33	4.79	$—

Vested and Exercisable at August 2, 2008	154,848	$32.80	4.01	$—

Non-vested and not exercisable at August 2, 2008	121,887	$40.80	5.79	$—

As of August 2, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,050,000, which is expected to be recognized over a weighted average period of approximately 3.0 years.  The total fair value of all options which vested during the Six Months was $593,000.

Trademarks

During the Second Quarter Cherokee did not acquire any trademarks.  During the comparable period last year, Cherokee did not acquire any trademarks.  Trademark registration and renewal fees which were capitalized during the Second Quarter and Six Months totaled $92,000 and $192,000, respectively.  In comparison, for the three months and six months ended August 4, 2007 the trademark registration and renewal fees capitalized (excluding acquisitions) totaled $9,000 and $55,000, respectively.  During the first quarter of last year, Cherokee acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock.  These payments were made on or prior to April 30, 2007 in accordance with the terms of the agreement, and are shown as trademark acquisition costs on our cash flow statement.

Income Taxes

Income tax expense of $2.6 million was recognized for the three months ended August 2, 2008, resulting in an effective tax rate of 39.6% for the Second Quarter of Fiscal 2009, as compared to 38.3% in the second quarter of last year and compared to 39.8% for the full year of Fiscal 2008.  Our higher effective tax rate compared with the comparable period last year was primarily the result of settlements with U.S. federal taxing authorities affecting amounts recorded for taxes and interest on uncertain tax positions in the three months ended August 2, 2008 as compared to the second quarter of Fiscal 2008.

Cherokee files U.S. federal and state income tax returns. For the federal income tax returns, Cherokee is generally no longer subject to tax examinations for fiscal years prior to 2003.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2001.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN48”) reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of February 2, 2008 and August 2, 2008, respectively, accrued interest on a gross basis was $1,270,000 and $473,000.

We adopted the provision of FIN 48 effective February 4, 2007. The cumulative effective of applying FIN 48 resulted in a decrease to retained earnings of $0.4 million as of February 4, 2007.  As of both February 2, 2008 and August 2, 2008, respectively, the total amount of gross unrecognized tax benefits was approximately $1.8 million and $0.8 million, of which approximately $0.9 million and $ 0.8 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on the results of operations or the financial position of Cherokee.

Recent Accounting Pronouncements

Cherokee adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on its first day of its Fiscal 2009, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

Cherokee adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”) on its first day of its Fiscal 2009, which permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date.  The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

(3)   Dividends

On January 29, 2008, we declared a dividend of $6.7 million, or $0.75 per share, which was paid on March 14, 2008.  On April 30, 2008, we declared a dividend of $6.9 million, or $0.75 per share, which was paid on June 17, 2008.  On July 30, 2008, we declared a dividend of $4.6 million, or $0.50 per share, which is to be paid on September 16, 2008 to stockholders of record as of September 2, 2008.

(4)   Material Agreements

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc., which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All That Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands, which was subsequently renewed for a second five-year term to January 31, 2013, and may be further renewed in the future.  The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West) then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc.  As of February 3, 2007, we had recovered all of our acquisition costs of $2.7 million from the cumulative royalties received from the Carole Little brands, and began accounting for a 45% share of the royalties above these acquisition costs as an expense to Ms. Carole Little (StudioCL Corporation) in the fourth quarter of Fiscal 2007, which continued in the first quarter of Fiscal 2008.

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

(5)   Related Party Transactions

The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a management agreement (the “Management Agreement”).  The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, to be paid to Mr. Margolis.  The initial term of the Management Agreement was until February 2, 2002; however, pursuant to its terms, it was automatically extended for consecutive one year periods because the pre-tax earnings, as defined, exceeded specified levels provided for in the Management Agreement.  The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million.  For Fiscal 2009, pursuant to the Management Agreement,

Mr. Margolis’ base compensation is $790,000.  For the Six Months, Cherokee accrued bonus compensation payable totaling $2.0 million, the majority of which pertains to Mr. Margolis’ performance bonus for this period.  As of August 2, 2008 and February 2, 2008, Cherokee accrued bonus compensation payable pertaining to Mr. Margolis’ performance bonus of approximately $1.6 million and $3.4 million, respectively.

If Cherokee fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are is satisfied.  Pre-tax earnings for Fiscal 2008, Fiscal 2007 and Fiscal 2006 exceeded levels specified in the Management Agreement and agreed upon by Cherokee’s Compensation Committee thereby automatically extending the Management Agreement to February 1, 2011.  The Management Agreement also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there-under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus, plus the pro rata earned performance bonus during such fiscal year up to the date of termination. (the “Termination Payment”).  On August 28, 2007, we entered into an amendment (the “Amendment”) to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding all revenues received from Mossimo, Inc. during Fiscal 2007 and also the related expenses associated with the termination of the Finder’s Agreement.  The Amendment was approved by Cherokee’s stockholders at the Annual Meeting of the Stockholders on August 28, 2007.  In the event the Management Agreement, as amended, was terminated as described above, the Termination Payment for Mr. Margolis as of August 2, 2008 would be approximately $14.1 million.

On October 8, 2007, Cherokee entered into a contingent Finders Fee Agreement (the “Contingent Finders Fee Agreement”) with a director pertaining to his services as a director of Cherokee in introducing Cherokee to its licensee for the Cherokee brand in India.  The Contingent Finders Fee Agreement calls for the director to receive 5% of all royalty revenues received by Cherokee in years 6 through 10 (and possibly years 11 through 15) only if the licensee decides to renew the licensing agreement beyond the original five year term to a second five year term (years 6 through 10), and again if another five year term is renewed (years 11 through 15).  The Contingent Finders Fee Agreement expires at the earlier of (i) termination of the licensing agreement with the subject licensee for India, or (ii) ten years of payments (through year 15).  The director has not earned or received any payments or other compensation and will not receive any payments under the Contingent Finders Fee Agreement during the original five year term.  In the event that the licensing agreement with the licensee is not renewed after the first five-year term, there will be no payments of any type made to the recipient under the Contingent Finders Fee Agreement.

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

Introduction

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q.  See “Item 1. Consolidated Financial Statements” and our Form 10-K for Fiscal 2008.

Cherokee Inc. (which may be referred to as we, us, our or the Company) is in the business of marketing and licensing the Cherokee, Sideout and Carole Little brands and related trademarks and other brands we own or represent. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the world.

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others. As of August 2, 2008, we had twenty continuing license agreements covering both domestic and international markets.  During Fiscal 2007, we terminated one material licensing agreement (our Finder’s Agreement with Mossimo Inc.) in exchange for a one-time payment of $33.0 million during our fourth quarter of that fiscal year.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010, and increased to 800,000 the number of shares which could currently be repurchased.  During the Second Quarter we repurchased and retired 10,155 shares of our common stock at an average price of $21.59.  From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock, and did not repurchase any other shares until our Second Quarter purchases noted above.  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of February 2, 2008 and August 2, 2008, respectively, accrued interest on a gross basis was $1,270,000 and $473,000.  The total amount of gross unrecognized tax benefits as of both February 2, 2008 and August 2, 2008, respectively, was approximately $1.8 million and $0.8 million, of which approximately $0.9 million and $0.8 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  Currently, Cherokee expects the liability for unrecognized tax benefits will change by an insignificant amount during the next 12 months.

Cherokee files U.S. federal and state tax returns. For the federal tax returns, Cherokee is generally no longer subject to tax examinations for fiscal years prior to 2003.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2001.

On January 29, 2006, Cherokee adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values.  SFAS 123(R) supersedes Cherokee’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on or after January 1, 2006.

Cherokee accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method.  We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations.  Stock-based compensation expense recognized under SFAS 123(R) for the six months ended August 2, 2008 and August 4, 1007 was $279,000 and $334,000, respectively.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the Second Quarter, total sales of merchandise bearing the Cherokee brand were 14.6% below the total retail sales for the second quarter of last year, with retail sales totaling approximately $543 million in the Second Quarter versus approximately $635 million in total retail sales for the second quarter of last year.

During the Six Months, total sales of merchandise bearing the Cherokee brand were 12.7% below the total retail sales for the comparable period last year, with retail sales totaling approximately $1.045 billion in our Six Months versus approximately $1.197 billion in total retail sales for the comparable period of last year.

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

During the Second Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $243 million compared to approximately $326 million for the three months ended August 4, 2007, or a decline of 25.5%.  As a consequence, our royalty revenues for the Second Quarter from Target Stores decreased by 21% compared to the comparable period last year.  Target’s sales of Cherokee branded products for the Six Months totaled $502 million, as compared to $647 million for the comparable period last year.

Tesco’s sales of merchandise bearing the Cherokee brand, which for the Second Quarter and last year’s comparable period included the U.K., Ireland, Poland, Czech Republic, Hungary and Slovakia, were $260.5 million in our Second Quarter, compared to $260.2 million in the second quarter of last year.  Tesco’s sales of Cherokee merchandise for the Six Months totaled $468 million, which is slightly above the $463 million for the comparable period last year.

Zeller’s sales of merchandise bearing the Cherokee brand were approximately $18 million during the Second Quarter compared to $38 million for the second quarter of last year.  Zeller’s sales of Cherokee merchandise for the Six Months totaled $37 million, as compared to $69 million for the comparable period last year.

During the Second Quarter, sales of Mervyn’s apparel and accessories bearing the Sideout brand were approximately $6.5 million in comparison to $7.7 million for the second quarter of last year.  For the Six Months, sales of Sideout branded products at Mervyn’s totaled $11.9 million as compared to $14.5 million for the comparable period last year.

Sales of Carole Little and St. Tropez-West branded products by TJX were approximately $19.0 million in the Second Quarter, as compared to $22.2 million for the comparable quarter of last year.  For the Six Months, sales of Carole Little and St. Tropez-West branded products at TJX totaled $36.5 million as compared to $65.6 million for the comparable period last year.

Royalty Revenues and Expenses

Royalty revenues were $10.5 million and $22.1 million during the Second Quarter and Six Months, respectively, compared to $11.9 million and $23.9 million during the comparable periods last year, respectively, a decrease of 11.4% and 7.8%, respectively.  Royalty revenues from the Cherokee brand were $9.9 million and $20.9 million during the Second Quarter and Six Months, respectively, compared to $11.3 million and $22.5 million for the comparable periods last year.  During the Second Quarter and Six Months, revenues of $3.8 million and $9.3 million, respectively, were recognized from Target Stores compared to $4.9 million and $11.2 million for the comparable periods last year, which accounted for 37% and 42% of total revenues, respectively, versus 41% and 47% last year.  The decrease in royalty revenues from Target Stores for the Second Quarter and Six Months compared to the comparable prior year periods was attributable to lower retail sales of Cherokee branded products in men’s and women’s apparel categories, which was offset somewhat by sales of Cherokee branded products in the kid’s division.  Revenues from Tesco for sales of Cherokee branded products were $5.1 million and $9.7 million during the Second Quarter and Six Months, respectively, compared to $5.3 million and $9.3 million for the comparable periods last year.  Tesco Central Europe continued to exhibit growth in royalties in both the Second Quarter and the Six Months, while royalties from Tesco UK declined in the Second Quarter.  Revenues from Zellers were $342,000 and $717,000 during the Second Quarter and Six Months, respectively, compared to $770,000 and $1.4 million for the comparable periods last year, due primarily to lower sales volumes.  Royalty revenues from our retail direct licensee in Mexico, Comercial Mexicana, totaled $246,000 and $518,000 during the Second Quarter and Six Months, respectively, as compared to $208,000 and $365,000 in royalty revenues for the comparable periods last year.

Royalty revenues from the retail sales of products bearing our Sideout brand were $240,000 and $432,000, respectively, during the Second Quarter and Six Months compared to $332,000 and $553,000 for the comparable periods last year.  Revenues from Mervyn’s for sales of Sideout branded products during the Second Quarter and Six Months were $173,000 and $328,000, respectively, compared to $308,000 and $497,000 for the comparable periods last year, due primarily to lower sales of Sideout branded products by Mervyn’s in certain product categories.  In addition, Mervyn’s filed for Chapter 11 bankruptcy protection on July 26, 2008, and approximately $26,000 of our Second Quarter royalties due from Mervyn’s are included in this bankruptcy filing as pre-petition claims.

Our Second Quarter and Six Months revenues also included $200,000 and $444,000, respectively, from the Carole Little brands, as compared to the $295,000 and $859,000 for the comparable periods last year from these brands.

During our Second Quarter, we also began earning royalty revenues from certain new licensees, including Shufersal in Israel, and Pao de Acucar in Brazil.

Revenues from international licensees of both Cherokee and Sideout brands, such as Tesco, Zellers, Comercial Mexicana and others were collectively $6.1 million and $11.7 million during the Second Quarter and Six Months, respectively, compared to $6.4 million and $11.3 million for the comparable periods last year.  This modest decline reflects a decrease in royalties from Tesco UK and Zellers (Canada) due to lower retail sales; an increase in royalties and retail sales from Tesco Central Europe and Comercial Mexicana in Mexico; and also the inclusion of certain new licensees that began selling Cherokee branded products and reporting sales and royalties to us during our Second Quarter.

We believe that our future revenues from Target, based on the downward trend during the Six Months, will likely be lower for Fiscal 2009 when compared to the revenues from Fiscal 2008.  We believe that our future revenues from Zellers will continue to be down due to lower retail sales volumes as compared to last year.  We estimate that our future revenues from Mervyn’s, which were down in the Six Months, will continue to trend down this year when compared to last year.  In addition, Mervyn’s filed for Chapter 11 bankruptcy protection at the end of July 2008, and has indicated that they will close some of their stores.  If Mervyn’s financial position deteriorates during this process, the bankruptcy could be converted to a Chapter 7 liquidation, in which case future royalties from Mervyns would cease.  Based on the current retail environment in the UK and Tesco UK’s sales of Cherokee branded products in the Six Months, we expect that royalties from Tesco UK will likely be similar to or lower than that in Fiscal 2008.  However, based on Tesco’s expansion of Cherokee branded products into Central Europe and their expressed interest in continuing to grow the Cherokee brand in new territories, we believe that Tesco Central Europe’s royalties for Fiscal 2009 will be greater than those of Fiscal 2008.  Based upon the royalties received for the Six Months from TJX, we estimate that our future royalty revenues from TJX will be lower than the revenues received from TJX in Fiscal 2008.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $9.8 million as of the end of the Second Quarter included accrual for revenues earned from Target Stores, Zeller’s, Mervyn’s, Tesco, and other licensees that are expected to be received in the month or 45 days following the end of the Second Quarter.

Selling, general and administrative expenses for the Second Quarter and Six Months were $3.9 million and $7.6 million, respectively, or 36.8% and 34.6%, of revenues, in comparison to selling, general and administrative expenses of $4.2 million and $8.1 million, respectively, or 35.3% and 33.9% of revenues during the comparable periods last year.  Our selling, general and administrative expenses of $3.9 million in our Second Quarter were lower than the $4.2 million in the comparable quarter in the prior year.  The overall decrease in our selling, general and administrative expenses of $315,000 during the Second Quarter was primarily attributable to the following positive and negative variances:  (i) lower total salaries as compared to the second quarter of last year; (ii) lower marketing expenses; (iii) lower stock compensation expenses of $40,000, as compared to $162,000 in the second quarter of last year; and (iv) higher bank fees by approximately $51,000 in relation to expenses paid to an investment banking firm whose engagement was terminated at the end of the Second Quarter.  The decrease in our selling, general and administrative expenses of $491,000 during the Six Months was primarily attributable to the following positive and negative variances:  (i) lower salaries and payroll taxes as compared to the comparable period last year; (ii) lower marketing expenses; (iii) lower stock compensation expenses of $279,000, as compared to $334,000 in the second quarter of last year; (iv) a one-time payment of $254,000 pertaining to the 45% royalty share of the Carole Little royalties in the first quarter of last year, as compared to $0 in the Six Months (although our trademark amortization expenses increased by $210,000); and (v) higher bank fees by approximately $51,000 in relation to expenses paid to an investment banking firm whose engagement was terminated at the end of the Six Months.

We reported zero interest expense during the Second Quarter and Six Months and the comparable periods last year.  During the Second Quarter and Six Months our interest and other income was $28,000 and $97,000, respectively, compared to $250,000 and $675,000 for the comparable periods last year.  The decrease in interest income is primarily due to lower cash balances during the Second Quarter and Six Months, as compared to the comparable periods in the prior year.

During the Second Quarter and Six Months we recorded a tax provision of $2.6 million and $5.8 million, respectively, which equates to an effective tax rate of 39.6% and 40.1% for such periods, compared to $3.0 million and $6.6 million and an effective tax rate of 38.3% and 39.9% recorded for the same periods last year.  We are making quarterly estimated tax payments for our federal and state income tax liabilities.  During the Second Quarter and Six Months our net income was $4.0 million and $8.7 million, or $0.45 and $0.98 per diluted share, respectively, compared to $4.9 million and $9.9 million or $0.55 and $1.11 per diluted share for the comparable periods last year.

Liquidity and Capital Resources

Cash Flows.  On August 2, 2008, we had cash and cash equivalents of $15.9 million.  On February 2, 2008, we had cash and cash equivalents of $22.0 million.  The $6.1 million decrease in cash and cash equivalents during the Six Months is primarily attributable to the payment of $13.4 million in dividends during this period, and the payment of our previously accrued management and employee bonuses of $3.9 million during the First Quarter.  These were offset by various other items detailed below.

During the Six Months, cash provided by our operations was $7.4 million, compared to cash used in our operations of $8.9 million for the comparable period last year.  The cash provided from operations of $7.4 during the Six Months was primarily due to net income of $9.9 million offset by the changes in:  (i) accounts receivable, which increased by $2.5 million in the Six Months, as compared to an increase of $3.6 million in the comparable period last year; (ii) accrued compensation, which decreased by $2.0 million in the Six Months, as compared to a greater decrease of $6.3 million in the comparable period last year; (iii) an increase in income taxes payable of $1.3 million, as compared to a decrease of $0.7 million in the comparable period last year; and (iv) an increase in trademark amortization, which totaled $704,000 in the Six Months as compared to $595,000 in the comparable period last year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $279,000 pursuant to SFAS 123 (R) as compared to $525,000 in the comparable period last year, and our deferred tax assets decreased by $270,000, as compared to a decrease of $480,000 in the comparable period last year.

Cash used by investing activities during the Six Months was $236,000, which was comprised of $44,000 of capital expenditures of office equipment, and $192,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the comparable period last year, cash used by investing activities was $1.3 million, which was comprised of $32,000 of capital expenditures of office equipment, $55,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands, and also the $1.25 million cash portion of the $4.0 million total acquisition cost of the 45% share of the Carole Little royalty stream which we previously did not own (stock was issued for the $2.75 million non-cash portion of this acquisition price).

Cash used in financing activities was $13.2 million during the Six Months, which included the payment of two dividends totaling $13.4 million during this period, and also Cherokee using $219,000 to repurchase and retire 10,155 shares of its common stock.  These uses were offset by the receipt of $231,000 in proceeds from the exercise of stock options, and also $148,000 of excess tax benefit related to stock options exercised.  In comparison, during the comparable period last year cash used in financing activities was $12.9 million, which included the payment of dividends of $13.3 million, which was offset by the excess tax benefit related to stock options exercised of $39,000, and also the receipt of $363,000 in proceeds from the exercise of stock options.

Uses of Liquidity. We anticipate that our cash requirements through the end of Fiscal 2009 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock.  Our historical dividend payments have exceeded our cash flow from operations.  In recognition of the fact that these dividends could not continue at historical levels beyond Fiscal 2009 unless cash flow from operations increases substantially, our Board of Directors reduced the amount of our most recent dividend to a level that may be sustainable for a longer period of time, depending upon our operating performance.  The declaration and payment of any future dividends or repurchase of shares of our common stock will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board of Directors.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through July 2009; provided that, if our Management Agreement with our CEO is terminated, we may not have sufficient cash to make the lump sum payment due to Mr. Margolis.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of August 2, 2008, we did not have any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of August 2, 2008, we did not have any standby letters of credit nor any standby repurchase obligations.

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

Seasonality

Pursuant to most of our license agreements, in any given year our contractual royalty rates decrease as cumulative sales volume thresholds are achieved by our licensees.  Therefore, historically our first quarter has been our largest quarter; our second quarter has been our next largest quarter, and our third and fourth quarters have been our smallest quarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding (original maturity less than 90 days) and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of August 2, 2008, we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business.  For Fiscal 2008, revenues from international licensing comprised 52% of our consolidated revenues.  For the Six Months, international licensing royalties comprised 52.8% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our Six Months revenues by approximately $1.2 million, which represents 5.3% of the total revenues reported for this period.  Such change is not considered to represent a material effect on our results of operations or cash flow.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco UK and Zellers increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  For example, the royalty revenues from Tesco U.K. in our First Quarter reflect a -0.1% unfavorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year.  Similarly, the royalty revenues from Tesco U.K. in our Second Quarter reflect a -0.01% unfavorable change in the exchange rate as compared to the exchange rate used in the second quarter of last year.  In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Cherokee maintains “disclosure controls and procedures,” as such terms are defined under Exchange Act Rule 13a-15 (e) that are designed to ensure that information required to be disclosed in Cherokee’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Cherokee’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of August 2, 2008.

(b) Changes in internal controls.  Management determined that as of August 2, 2008, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Cherokee’s internal control over financial reporting.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products.  Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies.  Such competitors with respect to the Cherokee brand include independent brands such as Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group, and VF Corp., and private label brands developed by retailers such as Faded Glory, Arizona, and Route 66. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies.  Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis.  In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours.  Further, there are numerous risk factors that apply to the businesses of retailers that can affect their level of sales of products that carry our brands.  Any decline in sales by our licensees can adversely affect our revenues.  Factors that may adversely affect retailers include the following: weather; changes in the availability or cost of capital; shifts in the seasonality of shopping patterns; labor strikes or other work interruptions including work interruptions that impact supply chains and transport vendors; the impact of excess retail capacity; changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; material acquisitions or dispositions; investments in new business strategies; the success or failure of significant new business ventures or technologies; actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; and natural disasters, the outbreak of war, acts of terrorism or other significant national or international events.  The risks associated with our business are more acute during periods of economic slowdown or recession.  In addition to other consequences, these periods may be accompanied by decreased consumer spending generally, as well as decreased demand for, or additional downward pricing pressure on, the products carrying our brands.  Accordingly, any prolonged economic slowdown or a lengthy or severe recession could have a material adverse effect on our results of operations, financial condition and business prospects.

In addition, other companies owning established trademarks could also enter into similar arrangements with retailers.

Our business is largely dependent on royalties from two licensees, Target Stores and Tesco, which accounted for 42% and 41%, respectively of our consolidated licensing revenues in Fiscal 2008, and accounted for 42% and 44%, respectively, of our Six Months licensing revenues.

During Fiscal 2008, 42% of our licensing revenues were generated from Target and 41% of our licensing revenues were generated from Tesco.  For the Six Months, 42% and 44%, respectively, of our licensing revenues were generated from Target Stores and Tesco.  We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement.  The termination of either the Restated Target Agreement or the Tesco Agreement would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner.  We are unsure whether we would be able to replace the royalty payments received from Target and Tesco.  Together, these two licensees accounted for 83% of our consolidated licensing revenues in Fiscal 2008 and accounted for 86% of our consolidated licensing revenues in the Six Months.

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

Mr. Margolis’ annual base compensation for Fiscal 2009 is $790,367 and his performance bonus for Fiscal 2008 was approximately $3.4 million. Based on Mr. Margolis’ salary for Fiscal 2009, his bonus paid for Fiscal 2008, and his pro rata performance bonus earned as of August 2, 2008, the lump sum payment owed upon such a termination as of August 2, 2008 would be approximately $14.1 million.

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

Although we have paid dividends during each quarter since December 2003, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors.  Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.  In recognition of the fact that our payment of dividends could not continue at historical levels beyond Fiscal 2009 unless cash flow from operations increases substantially, on July 31, 2008, we announced that we reduced our future quarterly dividend payment from $0.75 per share to $0.50 per share, which more closely aligns our dividend payments with our expected cash flow from operations.  Should our future dividend payments end up exceeding our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments in order to align our dividend payments with the cash flow generated from our operations.  Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of our common stock that we made during the Second Quarter:

Issuer Purchases of Equity Securities (1)

			Total Number of	Maximum
			Shares Purchased	Number of
	Total	Average	As Part of	Shares that May
	Number	Price	Publicly Announced	Yet be Purchased
	Of Shares	Paid	Plan or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs

May 4, 2008 – May 31, 2008	—	—	—	800,000
June 1, 2008 – July 5, 2008	—	—	—	800,000
July 6, 2008 – August 2, 2008	10,155	$21.59	10,155	789,845

Total	10,155	$21.59	10,155	789,845

(1)

On July 22, 1999 our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock. From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock, and did not repurchase any other shares until our Second Quarter purchases noted above. Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010, and increased the number of shares which could currently be repurchased to a total of 800,000 of our common stock. During the Second Quarter, we repurchased 10,155 shares of our common stock at an average price of $21.59. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2008, we held our annual stockholders’ meeting, at which our stockholders (i) elected five (5) directors to hold office until the next annual meeting of stockholders, and (ii) ratified the selection of Moss Adams LLP as the Company’s independent registered public accounting firm for Fiscal 2009.  The vote on such matters was as follows:

I. Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Robert Margolis	6,738,868	903,165
Timothy Ewing	7,502,504	139,529
Dave Mullen	7,506,375	135,658
Jess Ravich	7,502,324	139,709
Keith Hull	7,499,311	142,722

II. Approval of the selection of Moss Adams LLP as the Company’s independent registered public accounting firm for Fiscal 2009:

For	Against	Abstain	Broker Non-Votes
7,582,660	33,552	25,821	0

ITEM 6.  EXHIBITS

(a)          Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.’s Form 10-Q dated October 28, 2000).

3.2	Amended and Restated Bylaws of Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.’s Form 10-Q dated December 10, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 11, 2008

CHEROKEE INC.

By:
/s/ Robert Margolis

Robert Margolis Chief Executive Officer

By:
/s/ Russell J. Riopelle

Russell J. Riopelle Chief Financial Officer