Form 10-Q
period 2008-11-01
CHEROKEE INC
filed 2008-12-10
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 10, 2008

Common Stock, $.02 par value per share	8,814,187

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	November 1, 2008	February 2, 2008

Assets
Current assets:
Cash and cash equivalents	$14,015,000	$21,955,000
Receivables, net	7,395,000	7,363,000
Prepaid expenses and other current assets	123,000	72,000
Income taxes receivable	1,092,000	1,065,000
Deferred tax asset	851,000	1,010,000

Total current assets	23,476,000	31,465,000

Deferred tax asset	828,000	1,095,000
Property and equipment, net of accumulated depreciation of $711,000 and $671,000, respectively	216,000	184,000
Trademarks, net of accumulated amortization of $8,729,000 and $7,673,000, respectively	9,300,000	10,077,000
Other assets	14,000	14,000

Total assets	$33,834,000	$42,835,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,072,000	$817,000
Accrued compensation payable	2,940,000	3,944,000
Income taxes payable	720,000	1,811,000
Dividends payable	4,407,000	6,685,000

Total current liabilities	9,139,000	13,257,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,814,187 and 8,913,902 shares issued and outstanding at November 1, 2008 and at February 2, 2008, respectively	176,000	178,000
Additional paid-in capital	14,805,000	16,092,000
Retained earnings	9,714,000	13,308,000

Stockholders’ equity	24,695,000	29,578,000

Total liabilities and stockholders’ equity	$33,834,000	$42,835,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Nine months ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Royalty revenues	$8,036,000	$8,942,000	$30,100,000	$32,885,000
Selling, general and administrative expenses	3,370,000	3,865,000	10,999,000	11,984,000

Operating income	4,666,000	5,077,000	19,101,000	20,901,000

Other income:
Interest and other income	46,000	269,000	144,000	944,000

Total other income	46,000	269,000	144,000	944,000

Income before income taxes	4,712,000	5,346,000	19,245,000	21,845,000
Income tax provision	1,461,000	1,648,000	7,282,000	8,222,000

Net income	$3,251,000	$3,698,000	$11,963,000	$13,623,000

Basic earnings per share	$0.37	$0.41	$1.34	$1.53

Diluted earnings per share	$0.37	$0.41	$1.34	$1.52

Weighted average shares outstanding
Basic	8,880,561	8,913,069	8,905,743	8,892,057

Diluted	8,880,643	8,945,748	8,916,440	8,938,628

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at February 2, 2008	8,913,902	$178,000	$16,092,000	$13,308,000	$29,578,000

Stock-based compensation			410,000		410,000
Tax benefit related to stock options exercised			47,000		47,000
Proceeds from exercise of stock options	10,001	—	231,000		231,000
Purchase and retirement of common stock	(109,716)	(2,000)	(1,975,000)		(1,977,000)
Accrued dividends				(15,557,000)	(15,557,000)
Net income				11,963,000	11,963,000

Balance at November 1, 2008	8,814,187	$176,000	$14,805,000	$9,714,000	$24,695,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended
	November 1, 2008	November 3, 2007
Operating activities
Net income	$11,963,000	$13,623,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,000	57,000
Amortization of trademarks	1,056,000	943,000
Deferred income taxes	473,000	588,000
Stock-based compensation	410,000	537,000
Excess tax benefit from share-based payment arrangements	(148,000)	(42,000)
Changes in current assets and liabilities:
Increase in accounts receivable	(32,000)	(1,342,000)
Decrease (increase) in prepaid expenses and other assets	(51,000)	96,000
Increase in income taxes receivable	(27,000)	(964,000)
Increase in accounts payable	255,000	324,000
Decrease in accrued compensation	(1,004,000)	(5,287,000)
Decrease in income taxes payable and other accrued liabilities	(1,091,000)	(8,661,000)

Net cash provided (used) by operating activities	11,844,000	(128,000)

Investing activities
Purchase of property and equipment	(72,000)	(36,000)
Purchase of trademarks, registration and renewal costs	(279,000)	(1,348,000)

Net cash used in investing activities	(351,000)	(1,384,000)

Financing activities
Proceeds from exercise of stock options	231,000	421,000
Purchase and retirement of common stock	(1,977,000)	—
Dividends	(17,835,000)	(20,001,000)
Excess tax benefit from share-based payment arrangements	148,000	42,000

Net cash used in financing activities	(19,433,000)	(19,538,000)

Decrease in cash and cash equivalents	(7,940,000)	(21,050,000)
Cash and cash equivalents at beginning of period	21,955,000	44,565,000

Cash and cash equivalents at end of period	$14,015,000	$23,515,000

Cash paid during period for:
Income taxes	$7,826,000	$16,080,000
Interest	—	—
Non cash financing activities:
Issuance of common stock for acquisition of trademark	—	2,750,000
Declaration of dividends	$4,407,000	$6,685,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of November 1, 2008 and for the three month and nine month periods ended November 1, 2008 and November 3, 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of February 2, 2008 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month and nine month periods ended November 1, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in Cherokee’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended May 3, 2008; the term “Second Quarter” refers to the three months ended August 2, 2008; the term “Third Quarter” refers to the three months ended November 1, 2008; the term “Six Months” refers to the six months ended August 2, 2008; the term “Nine Months” refers to the nine months ended November 1, 2008; the term “Fiscal 2009” refers to our fiscal year ending January 31, 2009; the term “Fiscal 2008” refers to our most recent past fiscal year ended February 2, 2008; the term “Fiscal 2007” refers to our fiscal year ended February 3, 2007; and the term “Fiscal 2006” refers to our fiscal year ended January 28, 2006.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended November 1, 2008 and November 3, 2007:

	November 1, 2008		November 3, 2007
	3 Months	9 Months	3 Months	9 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$3,251,000	$11,963,000	$3,698,000	$13,623,000

Denominator:
Denominator for net income per common share-weighted average shares	8,880,561	8,905,743	8,913,069	8,892,057
Effect of dilutive securities:
Stock options	82	10,697	32,679	46,571

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,880,643	8,916,440	8,945,748	8,938,628

The diluted weighted average number of shares for the three month periods ended November 1, 2008 and November 3, 2007, respectively, does not include 375,981 and 205,644 shares, respectively, of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive.  The diluted weighted average number of shares for the nine month periods ended November 1, 2008 and November 3, 2007, respectively, does not include 224,311 and 95,000 shares, respectively, of common stock issuable on the exercise of stock options because such options were anti-dilutive.

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

We also have other licensing agreements regarding our brands, including with:  (i) Zellers for our Cherokee brand in Canada; (ii) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries; (iii) Mervyn’s for our Sideout brand in the U.S.; and (iv) a number of other international license agreements for our Cherokee brand.   For a more complete description of our license agreements and other commercial agreements, please see our Annual Report on Form 10-K for Fiscal 2008.

Stock-Based Compensation

We currently maintain three equity-based compensation plans:  (i) the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”); (ii) the 2003 Incentive Award Plan (the “2003 Plan”); and (iii) the 2006 Incentive Award Plan (the “2006 Plan”).  Each of these equity-based compensation plans provide for the issuance of equity-based awards to officers and other employees and directors, and they each have previously been approved by our stockholders.  Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period and generally expire seven to ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options.

The 1995 Plan was approved at the October 30, 1995 Annual Meeting of Stockholders. The options granted under the 1995 Plan vest in equal installments over a three-year period starting at the grant date and have a term of ten years.  As of November 1, 2008, we have no shares available for grants of options under the 1995 Plan.  The 1995 Plan expired on July 24, 2005.  However, options previously granted under the 1995 Plan will remain outstanding until the earlier of expiration or exercise.  In the event that any outstanding option under the 1995 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services. The 2003 Plan provides for the grant of options and restricted stock awards. The Compensation Committee of the Board of Directors (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) administers the 2003 Plan with respect to grants to independent directors.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the 2003 Plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or the Committee.  The maximum number of shares authorized for the grant of awards under the 2003 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2003 Plan is set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the nine months ended November 1, 2008 we did not make any grants under the 2003 Plan, and there were 29,167 shares forfeited from the 2003 Plan.  In the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 17, 2013.  As of November 1, 2008, there were 33,334 shares available for option grants under the 2003 Plan.

The 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The 2006 Plan provides for the grant of options and restricted stock awards.  The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors.  Awards under the 2006 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan.  Two types of stock options may be granted under the 2006 Plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or the Committee.  The maximum number of shares authorized for the grant of awards under the 2006 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2006 Plan is set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options.  During the nine months ended November 1,  2008, a total of 105,000 stock options previously granted were forfeited.  In the event that any outstanding option granted under the 2006 Plan expires or is forfeited, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, but no later than when the 2006 Plan expires on April 28, 2016.  During the Third Quarter (on August 21, 2008) we granted stock options to purchase 105,000 shares of our common stock at an exercise of $22.70 (the closing price on the date of grant).  As of November 1, 2008, we had 15,000 shares available for grants of Awards under the 2006 Plan.

Stock-based compensation expense recognized under SFAS 123(R) for the Nine Months was $410,000, as compared to $537,000 for the comparable period in Fiscal 2008

The estimated fair value of options granted during the nine months of Fiscal 2009 and Fiscal 2008 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2009	Fiscal 2008
Grant Date	August 21, 2008	October 1, 2007	August 28, 2007	March 29, 2007
# of Options Granted	105,000	60,000	90,000	95,000
Expected Dividend Yield	8.8%	6.9%	7.2%	6.9%
Expected Volatility	32.9%	32.7%	32.5%	27.9%
Avg. Risk-Free Rate	2.96%	4.41%	4.40%	4.53%
Expected Life (in years)	4.5	4.5	4.5	4.5

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

A summary of activity for Cherokee’s stock options for the Nine Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at February 2, 2008	420,903	$36.37
Granted	105,000	$22.70
Exercised	(10,001)	$23.12
Canceled/forfeited	(134,167)	$37.46

Outstanding, at November 1, 2008	381,735	$32.58	5.17	$—

Vested and Exercisable at November 1, 2008	174,847	$33.53	4.01	$—

Non-vested and not exercisable at November 1, 2008	206,888	$31.77	6.14	$—

As of November 1, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $890,000, which is expected to be recognized over a weighted average period of approximately 2.4 years.  The total fair value of all options which vested during the Nine Months was $723,000.

Trademarks

During the Third Quarter Cherokee did not acquire any trademarks.  During the comparable period of Fiscal 2008, Cherokee did not acquire any trademarks.  Trademark registration and renewal fees which were capitalized during the Third Quarter and Nine Months totaled $86,000 and $279,000, respectively.  In comparison, for the three months and nine months ended November 3, 2007, the trademark registration and renewal fees capitalized (excluding acquisitions) totaled $43,000 and $98,000, respectively.  During the first quarter of Fiscal 2008, Cherokee acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock.  These payments were made on or prior to April 30, 2007 in accordance with the terms of the agreement, and are shown as trademark acquisition costs on our cash flow statement.

Income Taxes

Income tax expense of $1.46 million was recognized for the three months ended November 1, 2008, resulting in an effective tax rate of 31.0% for the Third Quarter, as compared to 30.8% in the third quarter of Fiscal 2008 and compared to 39.8% for the full year of Fiscal 2008.

Cherokee files U.S. federal and state income tax returns. For the federal income tax returns, Cherokee is generally no longer subject to tax examinations for fiscal years prior to 2003.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2003.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income.  As of November 1, 2008, and February 2, 2008, respectively, accrued interest on a gross basis was $92,000 and $1,270,000.

We adopted the provision of FIN 48 effective February 4, 2007. The cumulative effective of applying FIN 48 resulted in a decrease to retained earnings of $0.4 million as of February 4, 2007.  As of both February 2, 2008 and November 1, 2008, respectively, the total amount of gross unrecognized tax benefits was approximately $1.8 million and $0.7 million, of which approximately $0.9 million and $0.7 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions.  The expected net impact of the changes would not have a significant impact on the results of operations or the financial position of Cherokee.

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

Cherokee adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”) on the first day of Fiscal 2009, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date.  The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

(3)    Dividends

On January 29, 2008, we declared a dividend of $6.7 million, or $0.75 per share, which was paid on March 14, 2008.  On April 30, 2008, we declared a dividend of $6.9 million, or $0.75 per share, which was paid on June 17, 2008.  On July 30, 2008, we declared a dividend of $4.5 million, or $0.50 per share, which was paid on September 16, 2008.  On October 29, 2008, we declared a dividend of $4.4 million, or $0.50 per share, which is to be paid on December 16, 2008 to stockholders of record as of December 2, 2008.

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

On April 12, 2007, we entered into an agreement to repurchase from CL Studio Corporation its 45% share of royalties from the Carole Little brands, for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock (the total number of shares issued were 63,068 and were based on a 10-day average closing price of $43.604 per share).  These payments were made on or prior to April 30, 2007 in accordance with the terms of the agreement.  During June 2007, in accordance with the terms of the agreement, we made a final payment of approximately $254,000 to CL Studio Corporation, which represented its final 45% share of Carole Little royalties from the first quarter of Fiscal 2008.  Since May 6, 2007, we have been receiving 100% of the royalties earned from the licensing of the Carole Little brands as a result of this agreement.

(5)   Related Party Transactions

The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a management agreement (the “Management Agreement”).  The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, to be paid to Mr. Margolis.  The initial term of the Management Agreement was until February 2, 2002; however, pursuant to its terms, it was automatically extended for consecutive one year periods because our pre-tax earnings, as defined in the Management Agreement, exceeded specified levels provided for in the Management Agreement.  The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million.  For Fiscal 2009, pursuant to the Management Agreement, Mr. Margolis’ base compensation is $790,000.  For the Nine Months, Cherokee accrued bonus compensation payable totaling $2.9 million, the majority of which pertains to Mr. Margolis’ performance bonus for this period.  As of November 1, 2008 and February 2, 2008, Cherokee accrued bonus compensation payable pertaining to Mr. Margolis’ performance bonus of approximately $2.3 million and $3.4 million, respectively.

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

The Management Agreement may be terminated at any time without cause or in the event of certain circumstances that are defined in the Management Agreement.  If we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement if we materially breach the terms and conditions of the Management Agreement or fail to perform any material obligation there-under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus, plus the pro rata earned performance bonus during such fiscal year up to the date of termination. (the “Termination Payment”).  On August 28, 2007, we entered into an amendment (the “Amendment”) to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding all revenues received from Mossimo, Inc. during Fiscal 2007 and also the related expenses associated with the termination of the Finder’s Agreement.  The Amendment was approved by Cherokee’s stockholders at the Annual Meeting of the Stockholders on August 28, 2007.  In the event the Management Agreement, as amended, was terminated as described above, the Termination Payment for Mr. Margolis as of November 1, 2008 would be approximately $14.9 million.

On October 8, 2007, Cherokee entered into a contingent Finders Fee Agreement (the “Contingent Finders Fee Agreement”) with a director pertaining to his services as a director of Cherokee in introducing Cherokee to its licensee for the Cherokee brand in India.  The Contingent Finders Fee Agreement calls for the director to receive 5% of all royalty revenues received by Cherokee in years 6 through 10 (and possibly years 11 through 15) only if the licensee decides to renew the licensing agreement beyond the original five year term to a second five year term (years 6 through 10), and again if another five year term is renewed (years 11 through 15).  The Contingent Finders Fee Agreement expires at the earlier of (i) termination of the licensing agreement with the subject licensee for India, or (ii) ten years of payments (through year 15).  The director has not earned or received any payments or other compensation and will not receive any payments under the Contingent Finders Fee Agreement during the original five year term.  In the event that the licensing agreement with the licensee is not renewed after the first five-year term, there will be no payments of any type made to the director under the Contingent Finders Fee Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines both within and outside of Target and Tesco, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or our other brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on a single licensee for a substantial portion of our revenues, our dependence on our key management personnel, any adverse determination of claims, liabilities or litigation, and the effect of a breach or termination by us of the Management Agreement.  Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” in this Report on Form 10-Q or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong.  We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others.  As of November 1, 2008, we had nineteen continuing license agreements covering both domestic and international markets.  During Fiscal 2007, we terminated one material licensing agreement (our Finder’s Agreement with Mossimo Inc.) in exchange for a one-time payment of $33.0 million during our fourth quarter of that fiscal year.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

In addition to licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying licensees or licensors for their brands or stores.  For example, during Fiscal 2008 we assisted Norma Kamali in her arrangement with Wal-Mart as a global licensee of the Norma Kamali brand.

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

Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010, and increased to 800,000 the number of shares which could currently be repurchased.  During the Second Quarter we repurchased and retired 10,155 shares of our common stock at an average price of $21.59.  During the Third Quarter we repurchased and retired 99,561 shares of our common stock at an average price of $17.62.  From July 1999 through February 1, 2003, we repurchased and retired 607,800 shares of our common stock, and did not repurchase any other shares until our Second Quarter purchases noted above.  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

Effective February 4, 2007, we adopted the provision of FASB interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The cumulative effect of applying FIN 48 has resulted in a decrease to our retained earnings of approximately $0.4 million as of February 4, 2007.

We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of February 2, 2008 and November 1, 2008, respectively, accrued interest on a gross basis was $1,270,000 and $92,000.  The total amount of gross unrecognized tax benefits as of both February 2, 2008 and November 1, 2008, respectively, was approximately $1.8 million and $0.7 million, of which approximately $0.9 million and $0.7 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  Currently, Cherokee expects the liability for unrecognized tax benefits will change by a significant amount during the next 12 months.

Cherokee files U.S. federal and state tax returns. For the federal tax returns, Cherokee is generally no longer subject to tax examinations for fiscal years prior to 2003.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2003.

On January 29, 2006, Cherokee adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values.  SFAS 123(R) supersedes Cherokee’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on or after January 1, 2006.

Cherokee accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method.  We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations.  Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended November 1, 2008 and November 3, 2007 was $410,000 and $537,000, respectively.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the Third Quarter, total sales of merchandise bearing the Cherokee brand were 24% below the total retail sales for the third quarter of Fiscal 2008, with retail sales totaling approximately $498.8 million in the Third Quarter versus approximately $657.6 million in total retail sales for the third quarter of Fiscal 2008.

During the Nine Months, total sales of merchandise bearing the Cherokee brand were 16.8% below the total retail sales for the comparable period for Fiscal 2008, with retail sales totaling approximately $1.54 billion in our Nine Months versus approximately $1.85 billion in retail sales for the comparable period for Fiscal 2008.

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

During the Third Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $286.0 million compared to approximately $366.2 million for the three months ended November 3, 2007, or a decline of 21.9%.  This decline can be attributed to the fewer men’s and women’s product categories allocated to the Cherokee brand in Fiscal 2009 as compared to Fiscal 2008.  However, our royalty revenue for the Third Quarter from Target Stores increased by 11.7% as compared to the third quarter of Fiscal 2008, which is solely due to the higher contractual royalty rates applied during the Third Quarter as compared to the comparable period for Fiscal 2008.  Target’s retail sales of Cherokee branded products for the Nine Months totaled $788.5 million, as compared to $1.0 billion for the comparable period for Fiscal 2008, which represents a decline of 22%.

Tesco’s sales of merchandise bearing the Cherokee brand, which for the Third Quarter and the third quarter of Fiscal 2008 included the U.K., Ireland, Poland, Czech Republic, Hungary and Slovakia, were $174.2 million in our Third Quarter, compared to $241.0 million in the third quarter of Fiscal 2008.   Tesco’s sales of Cherokee merchandise for the Nine Months totaled $642.4 million, which is less than the $703.5 million for the comparable period for Fiscal 2008.  This decline is primarily attributable to lower retail sales in the U.K.

Zeller’s sales of merchandise bearing the Cherokee brand were approximately $18.8 million during the Third Quarter compared to $39.5 million for the third quarter of Fiscal 2008.  Zeller’s sales of Cherokee merchandise for the Nine Months totaled $55.9 million, as compared to $108.7 million for the comparable period for Fiscal 2008.  This decline is due to the elimination of many men’s and women’s product categories during Fiscal 2009, as Zellers has expanded their private label offerings in these categories.  The retail sales of kid’s Cherokee apparel at Zellers has grown in most product categories during the Nine Months as compared to the same period for Fiscal 2008.

During the Third Quarter, sales of Mervyn’s apparel and accessories bearing the Sideout brand were approximately $7.7 million in comparison to $9.8 million for the third quarter of last year.  For the Nine Months, sales of Sideout branded products at Mervyn’s totaled $19.7 million as compared to $24.4 million for the comparable period last year.  For Fiscal 2009, Cherokee had a greater amount of earned royalties in the Third Quarter than what is being recorded as revenues, because Mervyn’s filed for bankruptcy in July and later announced that it would liquidate rather than be able to re-organize, the likelihood of realizing such earned royalties has been reduced.

Sales of Carole Little and St. Tropez-West branded products by TJX were approximately $10.8 million in the Third Quarter, as compared to $23.2 million for the comparable quarter of Fiscal 2008.  For the Nine Months, sales of Carole Little and St. Tropez-West branded products at TJX totaled $47.3 million as compared to $88.8 million for the comparable period for Fiscal 2008.

Royalty Revenues and Expenses

Royalty revenues were $8.0 million and $30.1 million during the Third Quarter and Nine Months, respectively, compared to $8.9 million and $32.9 million during the third quarter and nine months ended November 3, 2007, respectively, a decrease of 10.1% for the Third Quarter, and a decrease of 8.5% for the Nine Months.  Royalty revenues from the Cherokee brand were $7.6 million and $28.5 million during the Third Quarter and Nine Months, respectively, compared to $8.1 million and $30.7 million for the comparable periods last year.  During the Third Quarter and Nine Months, revenues of $3.7 million and $13.0 million, respectively, were recognized from Target, compared to $3.3 million and $14.5 million for the comparable periods last year, which accounted for 46% and 43% of total revenues, respectively, versus 37% and 44% last year.  The decrease in royalty revenues from Target for the Nine Months compared to the prior year periods was attributable to lower retail sales of Cherokee branded products due to a lower number of product categories allocated to the Cherokee brand in men’s and women’s apparel, women’s accessories, and intimate apparel.  Revenues from Tesco for sales of Cherokee branded products were $2.95 million and $12.7 million during the Third Quarter and Nine Months, respectively, compared to $3.7 million and $13.0 million for the comparable periods last year.  The decline in royalties from Tesco during the Third Quarter and Nine Months is primarily due to reduced sales of Cherokee branded products in Tesco UK, which has been somewhat offset by increased sales in Tesco Central Europe.  These lower royalties from Tesco UK were also a result of the strengthening U.S. dollar, as the dollar strengthened by 12% against the British Pound Sterling when comparing the Third Quarter to the comparable period last year.  Revenues from Zellers were $376,000 and

$1.1 million during the Third Quarter and Nine Months, respectively, compared to $773,000 and $2.2 million for the comparable periods last year, due primarily to fewer product categories allocated to the Cherokee brand.  Royalty revenues from our retail direct licensee in Mexico, Comercial Mexicana, totaled $269,000 and $786,000 during the Third Quarter and Nine Months, respectively, compared to $226,000 and $591,000 in royalty revenues for the comparable periods last year.  During the Third Quarter the parent company of Comercial Mexicana filed for bankruptcy protection in Mexico, due to losses incurred in their foreign currency hedging strategies.  However, their filing was denied by the Mexican bankruptcy court.  We received our payment of royalties due in the Third Quarter in the normal course of business, and it is unclear at this time whether this situation will have a future affect on our licensing agreement with Comercial Mexicana or not.

Royalty revenues from the retail sales of products bearing our Sideout brand were $65,000 and $497,000, respectively, during the Third Quarter and Nine Months compared to $275,000 and $828,000 for the comparable periods last year.  Revenues from Mervyn’s for sales of Sideout branded products during the Third Quarter and Nine Months were $26,000 and $355,000, respectively, compared to$252,000 and $749,000 for the comparable periods last year.  The Company had a greater amount of earned royalties in the Third Quarter from Mervyns than what is being reported as revenues, but because Mervyn’s filed for bankruptcy in July and later announced that it would liquidate rather than be able to re-organize, the likelihood of realizing such earned royalties has been reduced.

Third Quarter and Nine Months revenues also included $187,000 and $630,000, respectively, from the Carole Little brands, as compared to the $302,000 and $1.16 million reported last year from these brands.  In addition, in the Third Quarter we recognized royalty revenues of $177,000 from our brand representation licensing agreements, which included one quarterly minimum royalty payment, as compared to $239,000 in the comparable period last year (which included two quarterly minimum royalty payments).  The Norma Kamali branded clothing began being sold at Wal-Mart in September, and initial reports are positive.

During the Nine Months we also began earning royalty revenues from certain new licensees, including Shufersal in Israel and Pao de Acucar in Brazil during the Second Quarter, and Arvind in India during our Third Quarter.

Revenues from international licensees of both Cherokee and Sideout brands, such as Tesco, Zellers, Comercial Mexicana and others were collectively $4.0 million and $15.6 million during the Third Quarter and Nine Months, respectively, compared to $4.85 million and $16.1 million for the comparable periods last year.  This decline reflects a decrease in royalties from Tesco UK and Zellers (Canada) due to lower retail sales; an increase in royalties and retail sales from Tesco Central Europe and Comercial Mexicana in Mexico; and also the inclusion of certain new licensees that began selling Cherokee branded products and reporting sales and royalties to us during our Second Quarter.

We believe that our future revenues from Target, based on the downward trend during the Nine Months, will be materially lower for Fiscal 2009 when compared to the revenues from Fiscal 2008.  We believe that our future royalty revenues from Zellers will continue to be lower due to fewer product categories as compared to last year.  We estimate that our future revenues from Mervyn’s will likely cease, as Mervyn’s filed for Chapter 11 bankruptcy protection at the end of July 2008, and has now indicated that the bankruptcy will be converted to a Chapter 7 liquidation.  As a consequence, we have begun to actively re-market the Sideout brand to other potential U.S. licensees.  Based on the current retail environment in the UK and Tesco UK’s sales of Cherokee branded products in the Nine Months, we expect that royalties from Tesco UK will be lower than that in Fiscal 2008.  However, based on Tesco’s expansion of Cherokee branded products into Central Europe and their expressed interest in continuing to grow the Cherokee brand in new territories, we believe that Tesco Central Europe’s royalties for Fiscal 2009 will be greater than those of Fiscal 2008.  Based upon the royalties received for the Nine Months from TJX, we estimate that our future royalty revenues from TJX will be lower than the revenues received from TJX in Fiscal 2008.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $7.4 million as of the end of the Third Quarter included accrual for revenues earned from Target Stores, Zeller’s, Mervyn’s, Tesco, and other licensees that are expected to be received in the month or 45 days following the end of the Third Quarter.

Selling, general and administrative expenses for the Third Quarter and Nine Months were $3.4 million and $11.0 million, respectively, or 41.9% and 36.5%, of revenues, in comparison to selling, general and administrative expenses of $3.9 million and $12.0 million, respectively, or 43.2% and 36.4% of revenues during the comparable periods last year.  Our selling, general and administrative expenses of $3.4 million in our Third Quarter represents a decrease of approximately $500,000 from the comparable quarter in the prior year.  The overall decrease in our selling, general and administrative expenses of $500,000 during the Third Quarter was primarily attributable to the following positive and negative variances:  (i) lower payroll and accrued bonus expense as compared to the third quarter of last year; (ii) lower marketing expenses; (iii) lower stock compensation expenses of $130,000, as compared to $203,000 in the third quarter of last year; and (iv) lower audit and tax fees.  The decrease in our selling, general and administrative expenses of $1.0 million during the Nine Months was primarily attributable to the following positive and negative variances:  (i) lower salaries, payroll taxes and accrued bonus expense as compared to the comparable period last year; (ii) lower marketing expenses; (iii) lower stock compensation expenses of $410,000, as compared to $537,000 in the nine months quarter of last year; (iv) a one-time payment of $254,000 pertaining to the 45% royalty share of the Carole Little royalties in the first quarter of last year, as compared to $0 in the Nine Months (although our trademark amortization expenses increased by $310,000); (v) lower audit and legal expenses, and (v) higher bank fees in relation to expenses paid to an investment banking firm whose engagement was terminated at the end of July.

We reported zero interest expense during the Third Quarter and Nine Months and the comparable periods last year.  During the Third Quarter and Nine Months our interest and other income was $46,000 and $144,000, respectively, compared to $269,000 and $944,000 for the comparable periods last year.  The decrease in interest income is primarily due to lower cash balances during the Third Quarter and Nine Months, as compared to the comparable periods in the prior year.

During the Third Quarter and Nine Months we recorded a tax provision of $1.46 million and $7.3 million, respectively, which equates to an effective tax rate of 31.0% and 37.8% for such periods compared to $1.6 million and $8.2 million and an effective tax rate of 30.8% and 37.6% recorded for the same periods last year.  We are making quarterly estimated tax payments for our federal and state income tax liabilities.  During the Third Quarter and Nine Months our net income was $3.25 million and $11.96 million or $0.37 and $1.34 per diluted share, respectively, compared to $3.7 million and $13.6 million or $0.41 and $1.52 per diluted share for the comparable periods last year.  The decrease in the Third Quarter of our effective tax rates, as compared to the tax rates utilized in prior quarters of Fiscal 2009, was primarily due to the settlement of certain FIN 48 related items.

Liquidity and Capital Resources

Cash Flows.  On November 1, 2008, we had cash and cash equivalents of $14.0 million.  On February 2, 2008, we had cash and cash equivalents of $22.0 million.  The $8.0 million decrease in cash and cash equivalents during the Nine Months is primarily attributable to the payment of $17.8 million in dividends during this period, the use of $2.0 million to repurchase and retire 109,716 shares of its common stock, and the payment of our previously accrued management and employee bonuses of $3.9 million during the First Quarter.  These were offset by various other items detailed below.

During the Nine Months, cash provided by our operations was $11.8 million, compared to cash used in our operations of $0.1 million for the nine months ended November 3, 2007.  The cash provided by our operations of $11.8 million during the Nine Months was primarily due to the following changes:  (i) an increase in amortization of intangibles of $1.1 million, as compared to $0.9 million in the previous year; (ii) an increase in accounts receivable of $32,000 as compared to an increase of $1.3 million in the previous year; (iii) an increase in tax receivables of $27,000 as compared to an increase of $964,000 in the previous year; and (iv) a decrease in accrued compensation of $1.0 million as compared to a decrease of $5.3 million in the previous year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $410,000 during the Nine Months pursuant to SFAS 123(R) as compared to $537,000 last year, and a decrease in our deferred tax assets of $473,000 as compared to a decrease of $588,000 last year.  The largest use of cash from operating activities was a decrease of $1.1 million in income taxes payable and other accrued liabilities during the Nine Months, as compared to a decrease of $8.7 million last year.

Cash used by investing activities during the Nine Months was $351,000, which was comprised of $72,000 of capital expenditures of office equipment, and $279,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the nine months ended November 3, 2007, cash used by investing activities was $1.4 million, which was comprised of $36,000 of capital expenditures for office equipment, $98,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands, and also the $1.25 million cash portion of the $4.0 million total acquisition cost of the 45% share of the Carole Little royalty stream which we previously did not own (stock was issued for the $2.75 million non-cash portion of this acquisition price).

Cash used in financing activities was $19.4 million during the Nine Months, which included three dividend payments totaling $17.8 million (in March, June and September), and also Cherokee using $2.0 million to repurchase and retire 109,716 shares of its common stock.  These uses were offset by the excess tax benefit related to stock options exercised of $148,000, and also the receipt of $231,000 in proceeds from the exercise of stock options.  In comparison, during the comparable period last year cash used in financing activities was $19.5 million, which included the payment of three dividends totaling $20.0 million, which was offset by the excess tax benefit related to stock options exercised of $42,000, and also the receipt of $421,000 in proceeds from the exercise of stock options.

Uses of Liquidity. We anticipate that our cash requirements through the end of Fiscal 2009 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock.  Our historical dividend payments have exceeded our cash flow from operations.  In recognition of the fact that these dividends could not continue at historical levels beyond Fiscal 2009 unless cash flow from operations increases substantially, our Board reduced the amount of our dividend to a level that may be sustainable for a longer period of time, depending upon our operating performance.  The declaration and payment of any future dividends or repurchase of shares of our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through October 2009; provided that, if the Management Agreement with our CEO is terminated, we may not have sufficient cash to make the lump sum payment due to Mr. Margolis.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of November 1, 2008, we did not have any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of November 1, 2008, we did not have any standby letters of credit nor any standby repurchase obligations.

Because our revenues and cash flows during Fiscal 2009 are expected to be lower than Fiscal 2008, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands.  If our revenues and cash flows during Fiscal 2009 are materially lower than Fiscal 2008, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities.  However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the Management Agreement, employee bonuses and any other agreements.  We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding (original maturity less than 90 days) and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of November 1, 2008, we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business.  For Fiscal 2008, revenues from international licensing comprised 52% of our consolidated revenues.  For the Nine Months, international licensing royalties comprised 51.9% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our Nine Months revenues by approximately $1.6 million, which represents 5.2% of the total revenues reported for this period.  Such change is not considered to represent a material effect on our results of operations or cash flow.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, the recent weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco UK and Zellers increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  For example, the royalty revenues from Tesco U.K. in our First Quarter reflect a -0.1% unfavorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year.  Similarly, the royalty revenues from Tesco U.K. in our Second Quarter reflect a -0.01% unfavorable change in the exchange rate as compared to the exchange rate used in the second quarter of last year.  For our Third Quarter, the royalty revenues from Tesco U.K. reflect a -12.0% unfavorable change in the exchange rate as compared to the exchange rate used in the third quarter of last year.  In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of November 1, 2008.

(b) Changes in internal controls.  Management determined that as of November 1, 2008, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Cherokee’s internal control over financial reporting.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products.  Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies.  Such competitors with respect to the Cherokee brand include independent brands such as Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group, and VF Corp., and private label brands developed by retailers such as Faded Glory, Arizona, and Route 66. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies.  Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis.  In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours.  Further, there are numerous risk factors that apply to the businesses of retailers that can affect their level of sales of products that carry our brands.  Any decline in sales by our licensees can adversely affect our revenues.  Factors that may adversely affect retailers include the following: weather; changes in the availability or cost of capital; shifts in the seasonality of shopping patterns; labor strikes or other work interruptions including work interruptions that impact supply chains and transport vendors; the impact of excess retail capacity; changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; material acquisitions or dispositions; investments in new business strategies; the success or failure of significant new business ventures or technologies; actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; and natural disasters, the outbreak of war, acts of terrorism or other significant national or international events.  The risks associated with our business are more acute during periods of economic slowdown or recession.  In addition to other consequences, these periods may be accompanied by decreased consumer spending generally, as well as decreased demand for, or additional downward pricing pressure on, the products carrying our brands.  Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the UI.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.  As a result, given the deteriorating position of the U.S. and global economy, as well as the decreasing purchasing power of consumers, we expect that our business will continue to suffer for so long as, and to the extent that, such adverse economic conditions exist.

In addition, other companies owning established trademarks could also enter into similar arrangements with retailers.

Our business is largely dependent on royalties from two licensees, Target Stores and Tesco, which accounted for 42% and 41%, respectively of our consolidated licensing revenues in Fiscal 2008, and accounted for 43% and 42%, respectively, of our Nine Months licensing revenues.

During Fiscal 2008, 42% of our licensing revenues were generated from Target and 41% of our licensing revenues were generated from Tesco.  For the Nine Months, 43% and 42%, respectively, of our licensing revenues were generated from Target Stores and Tesco.  We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement.  The termination of either the Restated Target Agreement or the Tesco Agreement would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner.  We are unsure whether we would be able to replace the royalty payments received from Target and Tesco.  Together, these two licensees accounted for 83% of our consolidated licensing revenues in Fiscal 2008 and accounted for 85% of our consolidated licensing revenues in the Nine Months.

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

Mr. Margolis’ services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement (the “Management Agreement”). The current term of the Management Agreement ends February 1, 2011; however, the term may be extended indefinitely for additional one year terms so long as we meet certain pre-tax earnings thresholds.  If we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the Management Agreement at the rate in effect at the time of the termination plus the amount of the previous year’s performance bonus under the Management Agreement. Mr. Margolis’ annual base compensation for Fiscal 2009 is $790,367 and his performance bonus for Fiscal 2008 was approximately $3.4 million.  Based on Mr. Margolis’ salary for Fiscal 2009, his bonus paid for Fiscal 2008, and his pro rata performance bonus earned as of November 1, 2008, the lump sum payment owed upon such a termination as of November 1, 2008 would be approximately $14.9 million.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of our common stock that we made during the Second and Third Quarters:

Issuer Purchases of Equity Securities (1)

			Total Number of	Maximum
			Shares Purchased	Number of
	Total	Average	As Part of	Shares that May
	Number	Price	Publicly Announced	Yet be Purchased
	Of Shares	Paid	Plan or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs

May 4, 2008 – May 31, 2008	—	—	—	800,000
June 1, 2008 – July 5, 2008	—	—	—	800,000
July 6, 2008 – August 2, 2008	10,155	$21.59	10,155	789,845
August 3, 2008 – August 30, 2008	—	—	—	789,845
September 1, 2008 – September 30, 2008	—	—	—	789,845
October 1, 2008 – November 1, 2008	99,561	$17.62	99,561	690,284

Total	109,716	$17.99	109,716	690,284

(1)              On July 22, 1999 our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock.  From July 1999 through February 1, 2003 we repurchased and retired 607,800 shares of our common stock, and did not repurchase any other shares until our Second Quarter purchases noted above.  Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010, and increased the number of shares which could currently be repurchased to a total of 800,000 of our common stock.  During the Second Quarter, we repurchased 10,155 shares of our common stock at an average price of $21.59.   During the Third Quarter, we repurchased 99,561 shares of our common stock at an average price of $17.62.  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

Dated:  December 10, 2008

CHEROKEE INC.

By:
/s/ Robert Margolis

Robert Margolis Chief Executive Officer

By:
/s/ Russell J. Riopelle

Russell J. Riopelle Chief Financial Officer