Form 10-K
period 2009-01-31
CHEROKEE INC
filed 2009-04-13
CIK 844161

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009 or
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
common stock, $.02 par value per share
Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No    ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of April 9, 2009, the registrant had 8,814,187 shares of its common stock, par value $.02 per share, issued and outstanding.

         As of August 1, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $197.4 million (computed on the basis of the last trade of the common stock on the NASDAQ Global Select Market on August 1, 2008).

Documents Incorporated by Reference:

         Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 2009, are incorporated by this reference into Part III as set forth herein.

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

        We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others. As of January 31, 2009, we had eighteen continuing license agreements covering both domestic and international markets. During our fiscal year ended February 3, 2007 ("Fiscal 2007"), we terminated one material licensing agreement (our Finder's Agreement with Mossimo Inc.) in exchange for a one-time payment of $33.0 million during our fourth quarter of that fiscal year. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

        In addition to licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying licensees or licensors for their brands or stores. For example, during our fiscal year ended February 2, 2008 ("Fiscal 2008") we assisted Norma Kamali in locating Wal-Mart as a global licensee of the Norma Kamali brand.

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

        As used herein the term "First Quarter" refers to the three months ended May 3, 2008; the term "Second Quarter" refers to the three months ended August 2, 2008; the term "Third Quarter" refers to the three months ended November 1, 2008; and the term "Fourth Quarter" refers to the three months ended January 31, 2009.

Overview of Licensing Business

        The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional, wholesome values. We acquired the Sideout brand and related trademarks, which represent a young active lifestyle, in November 1997. The Carole Little, Saint Tropez-West, All That Jazz and Chorus Line brands and trademarks were acquired by us in December 2002, and are recognized women's brands. Our primary emphasis is domestic and international retail direct licensing. As of January 31, 2009, we had eighteen continuing license agreements covering both domestic and international markets, eleven of which pertained to the Cherokee brand.

        Our license agreements are with retailers, wholesalers and global trading companies on an exclusive or non-exclusive basis. Of our eighteen licensing agreements, fourteen are retail direct contracts with domestic or international retailers, one is with a domestic wholesaler, and three are brand representations with third parties who have partnered, or are seeking to, partner with domestic or international retailers. In retail direct licensing, we grant retailers a license to use the trademarks on certain categories of merchandise. We collaborate with our licensees' product development staffs and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks, and in some cases our licensees modify or amplify the designs or create their own designs to suit their seasonal, regional and category needs. In nearly all cases, all products are subject to our pre-approved packaging, graphics and quality control standards, and all marketing campaigns are subject to similar oversight. The retailer is responsible for designing and manufacturing the merchandise. We refer to this practice as our "retail direct" licensing strategy. Wholesale licensees manufacture and import various categories of apparel, footwear and accessories under our trademarks and sell the licensed products to retailers. We plan to continue to solicit new licensees through our executive employees as well as using outside consultants.

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

Owned Brands

Cherokee Brand

        At January 31, 2009, we had eleven ongoing licensing agreements for our Cherokee brand. These were all retail direct licensing agreements. Licensing revenues from our Cherokee brand totaled $34.3 million for our fiscal year ended January 31, 2009 ("Fiscal 2009"), which represented 94.6% of our total revenues.

        One of our most significant retail direct licensing agreements is with Target Corporation ("Target") for the Cherokee brand in the United States. The terms of our relationship with Target are set forth in an amended license agreement between Cherokee and Target entered into on November 12, 1997. Effective February 1, 2008, we entered into a restated license agreement with Target (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise.

        During the term of the Restated Target Agreement, in most cases, we must receive Target's consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand in international markets through retail direct or wholesale licenses with manufacturers or other companies that have market power and economies of scale in those respective markets.

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

        Royalty revenues from Target were $15.2 million during Fiscal 2009, $17.3 million during Fiscal 2008, and $18.4 million during Fiscal 2007, which accounted for 42%, 41.5%, and 24% (42% if excluding the $33.0 million from the termination of our Mossimo Finder's Agreement), respectively, of our consolidated revenues during such periods. The termination of the Restated Target Agreement would have a material adverse effect on our business (See Item 1A, "Risk Factors").

        As of January 31, 2009, we had ten international license agreements for the Cherokee brand (Tesco, Zellers, Comercial Mexicana, Pick 'N Pay, GLS—Al Hokair, Falabella, Shufersal LTD., Grupo Pao de Acucar, Arvind Mills, and Grupo Eroski).

        On August 1, 2001, we entered into a retail direct licensing agreement for the Cherokee brand with Great Britain's Tesco Stores Limited ("Tesco"). Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. In January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary. In addition, in February 2007 we added the territory of China to the Tesco agreement. Given the current weak retail environment, it is unclear when or if Tesco will start selling Cherokee branded products in certain Asian territories, including Malaysia, South Korea, Thailand, and China. The term of the Tesco agreement expires on January 31, 2011, and Tesco has several options to extend this term. Royalty revenues from Tesco totaled $15.2 million in Fiscal 2009, $17.1 million in Fiscal 2008, and $13.9 million in Fiscal 2007, which accounted for 42%, 41%, and 18% (32% if excluding the $33.0 million from the termination of our Mossimo Finder's Agreement) respectively, of our consolidated revenues during such periods. The termination of our license agreement with Tesco would have a material adverse effect on our business (See Item 1A, "Risk Factors").

        On August 22, 1997, we entered into a retail direct license agreement with Zellers Inc., a Canadian retailer that is a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise. In Fiscal 2007, Zellers renewed their agreement for an additional five year period, beginning February 1, 2007 and continuing through January 31, 2012, and certain of the terms were changed to Canadian Dollars. Under the terms of the renewed agreement, Zellers agreed to pay us a minimum guaranteed royalty of CDN $1.5 million per year (equivalent to approximately US$1.2 million at January 31, 2009) over the new five-year term. Zellers has the option to renew this agreement for two additional five year terms beyond the most recent renewal. Royalty revenues from Zellers totaled $1.5 million in Fiscal 2009, $2.9 million in Fiscal 2008, and $3.7 million in Fiscal 2007.

        On January 1, 2007, we entered into a retail direct license agreement with the Mexican retailer, Comercial Mexicana. Royalty revenues from Comercial Mexicana totaled $1.0 million for Fiscal 2009, and $0.9 million for Fiscal 2008. The initial term of the contract with Comercial Mexicana was recently extended for an additional year, and now expires on December 31, 2013. Comercial Mexicana also has the option to renew this agreement for additional terms.

        In March 2008, we announced an exclusive international license agreement with Grupo Eroski for the Cherokee brand for the country of Spain. This first term of this contract continues through January 31, 2012, with possible renewal terms thereafter. We expect to continue to solicit additional licensees for the Cherokee brand in Asia, Europe and South America, subject to the rights of Tesco and our other licensees under their respective agreements.

Sideout Brand

        At January 31, 2009, we had two ongoing licensing agreements for our Sideout brand, which does not include our licensing agreement with Mervyn's, which is in the process of liquidating. One of these is a wholesale licensing agreement for footwear worldwide; and the other is an international wholesale and retail licensing agreement for the Sideout brand in China (see Bolderway below). Licensing revenues from our Sideout brand totaled $0.5 million for Fiscal 2009, and $1.0 million for Fiscal 2008, which represented 1.5% and 2.5% of our total royalty revenues.

        During Fiscal 2009 our former U.S. licensee for the Sideout brand, Mervyn's, filed for bankruptcy protection and then subsequently announced its intention to liquidate its operations. We have filed a claim for past royalties due in the Mervyn's bankruptcy proceedings, and expect to receive a partial recovery of this claim sometime during fiscal 2010. We are currently in the process of re-marketing our Sideout brand to other potential licensees for the U.S. market. Licensing revenues from our agreement with Mervyns totaled $355,000 in Fiscal 2009, $904,000 in Fiscal 2008 and $1.6 million in Fiscal 2007.

        In December 2002, we entered into an international licensing agreement with Shanghai Bolderway, Fashion Inc., a division of Guangdong Bolderway Trading Development Co., Ltd. ("Bolderway"). This multi-year agreement includes various product categories such as men's, boy's and women's apparel and footwear for the Sideout brand. These products launched in China in fiscal 2005, and since that time we have only received the minimum guaranteed payments from this contract. Licensing revenues from our agreement with Bolderway totaled $127,000 in Fiscal 2009, $81,000 in Fiscal 2008 and $57,000 in Fiscal 2007.

Carole Little Brands

        At January 31, 2009, we had one ongoing retail direct licensing agreement with TJX Companies for our Carole Little brands (Carole Little, CLII and Saint Tropez-West) for the United States and certain other countries. Licensing revenues from our Carole Little brands totaled $0.75 million in Fiscal 2009, which represented 2.1% of our total royalty revenues. During Fiscal 2008 we acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock.

        Since December 2002, we have had an exclusive retail direct licensing agreement with TJX Companies. This contract is in its second five-year term, which continues through January 31, 2013, and provides TJX with the option at the expiration of the second term of the agreement to either renew the agreement for an additional five year term or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. This contract contains annual minimum guaranteed royalties, similar to our other licensing agreements. We received royalty revenues from TJX of $0.75 million in Fiscal 2009, $1.33 million in Fiscal 2008, and $1.28 million in Fiscal 2007.

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

        During fiscal 2001, we assisted Mossimo in locating Target as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo, which provided that we would receive a fixed percentage of all monies paid to Mossimo by Target (the "Mossimo Finders Agreement"). During the fourth quarter of Fiscal 2007, we terminated the Mossimo Finders Agreement in exchange for payment of a termination fee of $33.0 million (plus $900,000 in back royalties due to the Company from Mossimo for the first quarter of Fiscal 2007) in accordance with the terms of the Termination and Settlement Agreement (the "Termination Agreement") between the Company and Iconix Brand Group, Inc. ("Iconix") entered into as of April 27, 2006 in connection with Iconix's acquisition of Mossimo.

        As a result of the sale and termination of the Mossimo Finders Agreement in the fourth quarter of Fiscal 2007, we reported $36.8 million in fiscal 2007 (which included the $33.0 million payment), as compared to just $0.4 million of brand representation royalties in Fiscal 2008 and $0.7 million of brand representation royalties in Fiscal 2009.

        During Fiscal 2008 we assisted Norma Kamali in locating Wal-Mart as a global licensee of the Norma Kamali brand, and during the latter part of Fiscal 2009 Wal-Mart began offering Norma Kamali apparel in a select number of its stores. During Fiscal 2009 we reported $0.5 million of royalties from our agreement with Norma Kamali, and currently expect that in Fiscal 2010 our royalties will exceed those of Fiscal 2009.

Domestic Licensing Royalties

        During Fiscal 2009, we received a total of $17.0 million in aggregate royalties from our United States retail direct license agreements and brand representation contracts, which accounted for 47% of our consolidated revenues during such period.

International Licensing Royalties

        During Fiscal 2009, we received $19.2 million in aggregate royalties from our international license agreements, which accounted for 53% of our consolidated revenues during such period.

Trademarks

        We hold various trademarks including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CL II®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We also hold trademark applications for Cherokee, Sideout and Sideout Sport, Carole Little, CLII, Saint Tropez-West, Chorus Line, All That Jazz and Molly Malloy in numerous countries. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally. See Item 1A, "Risk Factors."

Competition

        Royalties paid to us under our licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Our Cherokee, Sideout, Carole Little and other brands are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group Inc., and VF Corp. and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Companies such as Iconix Brand Group, and Martha Steward Living Omnimedia Inc. have entered into, and other companies owning established trademarks could also enter into, similar arrangements with retailers. See Item 1A, "Risk Factors."

Employees

        As of January 31, 2009, we employed twenty persons. None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.

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

Executive Officers of the Registrant

        The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Robert Margolis, 61 Director, Chairman of the Board of Directors and Chief Executive Officer	Mr. Margolis has been our Chairman of the Board and Chief Executive Officer since May 5, 1995 and his services are provided to us pursuant to a management agreement. Mr. Margolis was the co-founder of our Apparel Division in 1981. He had been our Co-Chairman of the Board of Directors, President and Chief Executive Officer of Cherokee since June 1990 and became Chairman of the Board on June 1, 1993. Mr. Margolis resigned all of his positions with us on October 31, 1993. Subsequently, Mr. Margolis rejoined us as Chairman and CEO in 1995.
Howard Siegel, 54 President—Operations

Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and administration and became President of Operations on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a Senior Executive for both Federated Department stores and Carter Hawley Hale Broadway stores.

Russell J. Riopelle, 45 Chief Financial Officer

Mr. Riopelle has been our Chief Financial Officer since February 2004. From August 2002 to mid-February 2004 Mr. Riopelle was an investment banker with RSM EquiCo, a division of H& R Block, Inc. From February 2002 to July 2002, Mr. Riopelle was Chief Financial Officer for Dorchester Capital Advisors, a hedge fund. From May 2000 to November 2001, Mr. Riopelle was a Vice President with Bank of America Securities. From August 1996 through April 2000, Mr. Riopelle was a Vice President in the investment banking division of U.S. Bancorp Libra (now known as Libra Securities,  LLC).

Larry Sass, 47 Senior Vice President

Mr. Sass joined us in June 2000 as Vice President of Business Development. Prior to June 2000, Mr. Sass spent 12 years in the apparel and home furnishings industries at Guess and Carole Little, where he was National Sales Director and Senior Vice President responsible for national and international sales and retail marketing and licensing. Mr. Sass currently focuses on new business and international licensing.

Mark Nawrocki, 41 Senior Vice President Marketing

Mr. Nawrocki joined us in April 2005 as Vice President of Marketing. Prior to joining the Company, Mr. Nawrocki spent ten years at Target Corp., working within marketing with a primary emphasis on Mervyn's. Mr. Nawrocki stayed on with Mervyn's as Marketing Director after Mervyn's was sold by Target Corp. Prior to working for Target, Mr. Nawrocki worked for Universal Studios within licensing promotions, and over five years with a major soft drink manufacturer.

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

        The risks associated with our business are more acute during periods of economic slowdown or recession. In addition to other consequences, these periods may be accompanied by decreased consumer spending generally, as well as decreased demand for, or additional downward pricing pressure on, the products carrying our brands. Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects. As a result, given the deteriorating position of the U.S. and global economy, as well as the decreased purchasing power of consumers, we expect that our business will continue to suffer for so long as, and to the extent that, such adverse economic conditions exist.

        In addition, other companies owning established trademarks could also enter into similar arrangements with retailers.

  Our business is largely dependent on royalties from two licensees, Target and Tesco, which each accounted for 42% of our consolidated licensing revenues in Fiscal 2009.

        During Fiscal 2009, 42% of our licensing revenues were generated from Target and 42% of our licensing revenues were generated from Tesco. We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement. We are unsure whether we would be able to replace the royalty payments received from Target and Tesco. The termination of either of these license agreements would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner. We are unsure whether we would be able to replace the royalty payments received from Target and Tesco. Together, these two licensees accounted for approximately 84% of our consolidated licensing revenues in Fiscal 2009.

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

        Mr. Margolis' services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement (the "Management Agreement"). The current term of the Management Agreement ends February 1, 2011; however, the term may be extended indefinitely for additional one year terms so long as we meet certain pre-tax earnings thresholds. If we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the Management Agreement at the rate in effect at the time of the termination plus the amount of the previous year's performance bonus under the Management Agreement. Mr. Margolis' annual base compensation in Fiscal 2009 was $790,000 and his performance bonus for Fiscal 2009 was approximately $2.9 million. Based on the amounts paid for Fiscal 2009, the lump sum payment owed upon such a termination, as of February 1, 2009, would be approximately $11.1 million.

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

        Although we have paid dividends during each quarter since December 2003, and including during the first quarter of fiscal 2010, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors. In Fiscal 2009, we paid a total of $22.2 million in dividends, which was greater than our net income of $14.3 million for Fiscal 2009. In recognition of the fact that our payment of dividends could not continue at historical levels beyond Fiscal 2009 unless cash flow from operations increases substantially, on July 31, 2008, we announced that we reduced our future quarterly dividend payment from $0.75 per share to $0.50 per share, which more closely aligns our dividend payments with our expected cash flow from operations. On January 29, 2009, our Board of Directors approved a $0.50 per common share dividend which was paid on March 18, 2009 to stockholders of record as of March 2, 2009. Should our future dividend payments end up exceeding our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments in order to align our dividend payments with the cash flow generated from our operations. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

  The implementation of new accounting rules related to the accounting for uncertainty in income taxes affected our reported results of operations and will continue to impact our operating results in subsequent periods. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

        We adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48") as of February 4, 2007, as required. In Fiscal 2008 and subsequent periods, the income tax assets and liabilities we recognize for uncertain tax positions, if any, will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the taxing authorities, the related statutes of limitations expire or under other circumstances as provided in FIN 48. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our results of operations.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of our holders of common stock during the fourth quarter of Fiscal 2009.

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

	High	Low	Dividends Paid
Fiscal 2008
Quarter ended May 5, 2007	$46.95	$41.20	$0.75
Quarter ended August 4, 2007	48.28	34.53	0.75
Quarter ended November 3, 2007	41.05	36.10	0.75
Quarter ended February 2, 2008	35.74	29.95	0.75
Fiscal 2009
Quarter ended May 3, 2008	$36.84	$27.13	$0.75
Quarter ended August 2, 2008	29.61	19.75	0.75
Quarter ended November 1, 2008	25.31	15.29	0.50
Quarter ended January 31, 2009	20.12	11.72	0.50

        On April 8, 2009, the latest sale price for our common stock, reported on the Nasdaq Global Select Market System, was $16.72 per share. As of April 8, 2009, the approximate number of stockholders of record of our common stock was 94. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

        On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or of our then outstanding common stock. Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and are described below, we have used cash of $7.5 million to repurchase and retire a total of 717,516 shares of our common stock since the stock repurchases were authorized. Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock. During Fiscal 2008 and Fiscal 2007, we did not repurchase any shares of our common stock. During the Second Quarter we purchased and retired 10,155 shares of our common stock at an average price of $21.59. During the Third Quarter we repurchased and retired 99,561 shares of our common stock at an average price of $17.62. We did not purchase any shares in the Fourth Quarter. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

        On January 29, 2009, our Board of Directors approved a $0.50 per common share dividend which was paid on March 18, 2009 to stockholders of record as of March 2, 2009. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

Common Stock Performance

        Due to the nature of our business, we do not believe that a comparable peer group of publicly-traded licensing companies exists; hence, we compared the return on investment in our stock to the S&P 100-LTD and NASDAQ INDEX COMPOSITE.

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ INDEX COMPOSITE and the S&P 100-LTD for the period commencing January 31, 2004 and ending on January 31, 2009. The data set forth below assumes the value of an investment in our common stock and each Index was $100 on January 31, 2004. The data set forth below also assumes the reinvestment of all dividends.

Comparison of Total Return
Since January 31, 2004
AMONG CHEROKEE INC., THE NASDAQ COMPOSITE AND THE S&P 100-LTD

	FY 2004 1/31/2004	FY 2005 1/29/2005	FY 2006 1/28/2006	FY 2007 2/3/2007	FY 2008 2/2/2008	FY 2009 1/31/2009
Cherokee Inc.	100.00	177.18	222.79	265.85	216.04	109.60
NASDAQ Composite Index	100.00	76.61	76.95	79.80	80.03	49.75
S&P 100 Stock Index	100.00	105.30	113.45	132.23	134.04	90.27

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cherokee Inc., The NASDAQ Composite Index
And The S&P 100 Index

*
$100 invested on 1/31/04 in stock or index, including reinvestment of dividends.
Index calculated on month-end basis.

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

	Year Ended January 31, 2009	Year Ended February 2, 2008	Year Ended February 3, 2007	Year Ended January 28, 2006	Year Ended January 29, 2005
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net revenues	$36,222	$41,620	$76,627	$42,732	$38,928
Selling, general and administrative expenses	11,918	14,151	18,405	11,709	10,735
Amortization of trademarks	1,408	1,290	1,143	1,125	1,025

Operating income	22,896	26,179	57,079	29,898	27,168
Interest expense	—	—	—	22	22
Interest income	(168)	(1,126)	(951)	(474)	(774)

Income before income taxes	23,064	27,305	58,030	30,350	27,920
Income tax expense	8,718	10,870	23,239	12,073	10,754

Net income	$14,346	$16,435	$34,791	$18,277	$17,166

Basic earnings per share	$1.62	$1.85	$3.95	$2.09	$1.98
Diluted earnings per share	$1.61	$1.84	$3.93	$2.07	$1.97
Cash dividends paid per share	$2.50	$3.00	$2.55	$2.15	$2.22

	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005
Balance Sheet Data:
Working capital	$12,609	$18,208	$27,663	$13,420	$11,442
Total assets	31,737	42,835	62,302	33,466	31,193
Stockholders' equity	$22,740	$29,578	$36,135	$22,987	$22,023

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

        On January 10, 2008, we reaffirmed our strategic relationship with Target by entering into the Restated Target Agreement, which grants Target the exclusive right in the United States to use the Cherokee trademarks in various categories of merchandise. See "Item 1. Business—Owned Brands—Cherokee Brand." Under the Restated Target Agreement, Target will pay a royalty each fiscal year during the term of the agreement based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year, which percentage declines, on a prospective basis, as Target achieves certain thresholds on the volume of sales of merchandise. The current term of the Restated Target Agreement continues through January 31, 2012. However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the Restated Target Agreement during February of the calendar year prior to termination.

        Under the Restated Target Agreement, in most cases, we must receive Target's consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand during the term of the Restated Target Agreement. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand in several international markets through retail direct or wholesale licenses with manufacturers or other companies that have market power and economies of scale in those respective markets.

        Target currently has approximately 1,650 stores in the United States. Retail sales of Cherokee branded products at Target decreased in Fiscal 2009 by 23.2% to $1.08 billion from the $1.4 billion reported in Fiscal 2008, which we attribute to changes in the mix (greater emphasis on kid's products, and current discontinuance of most Cherokee branded products in women's and men's categories) and placement of Cherokee branded products within Target, the seasonal displacement of the Cherokee brand on certain product categories during Fiscal 2009 and decreased levels of consumer spending in Fiscal 2009. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. The Restated Target Agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. In Fiscal 2009 Target reached the guaranteed minimum royalty amount in the Second Quarter, and surpassed $1.0 billion in retail sales in the Fourth Quarter. Based upon the current economic conditions in the U.S., we believe that our future revenues from Target may be similar to or below those reported in Fiscal 2009, but we do not have direct oversight or involvement in the manufacturing, marketing or sales of the ultimate branded product, and hence do not have the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. However, given our contractual royalty rate reductions as certain sales volume thresholds are achieved, in terms of future royalty revenues that we expect to receive from Target, we expect that our first quarter will continue to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters.

        Royalty revenues from our Cherokee brand at Target were $18.4 million in Fiscal 2007, $17.3 million in Fiscal 2008, and $15.2 million in Fiscal 2009, which accounted for 24% (42% if excluding the $33.0 million from the termination of our Mossimo Finder's Agreement), 42%, and 42%, respectively, of our consolidated revenues during such periods. The revenues generated from all other licensing agreements during Fiscal 2007 were $58.2 million, during Fiscal 2008 were $24.3 million, and during Fiscal 2009 were $21.0 million, which accounted for 76%, 58% and 58%, respectively, of our revenues during such periods.

        Target's retail sales of Cherokee branded products during the Fourth Quarter of Fiscal 2009 totaled $291 million compared to $393 million for the fourth quarter of Fiscal 2008. As a consequence, our royalty revenues from Target for the Fourth Quarter were lower than the royalty revenues reported in the fourth quarter of Fiscal 2008.

        On August 1, 2001, we entered into a retail direct license agreement for the Cherokee brand with Tesco. See "Item 1. Business—Owned Brands—Cherokee Brand." Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. In January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary. In addition, in February 2007 we added the territory of China to the Tesco agreement. The term of the Tesco agreement expires on January 31, 2011, and Tesco has several options to extend this term.

        Tesco's sales of merchandise bearing the Cherokee brand, which for Fiscal 2009 included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $167.8 million in the Fourth Quarter of Fiscal 2009, as compared to $230 million for the fourth quarter of Fiscal 2008. For Fiscal 2009, Tesco's sales of Cherokee branded merchandise totaled $810 million as compared to $933 million in Fiscal 2008. Based upon the recent decline of our revenues received from Tesco for sales in the U.K., and the deteriorating economic climate in Europe, it is possible that our future revenues from Tesco will decline from those of Fiscal 2009. Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia in March 2006, and in Hungary in July 2006. Given the current weak retail environment, it is unclear when or if Tesco will start selling Cherokee branded products in certain Asian territories, including Malaysia, South Korea, Thailand and China.

        Zellers' sales in Canada of merchandise bearing the Cherokee brand were approximately $19.7 million during the Fourth Quarter of Fiscal 2009 compared to $37.5 million for the fourth quarter of Fiscal 2008. For Fiscal 2009, Zellers' sales of Cherokee branded merchandise totaled $75.6 million as compared to $146 million in Fiscal 2008, primarily as a result of Zellers' significantly reducing the number of men's and women's categories for the Cherokee brand. We are unsure how our future revenues from Zellers' will trend, as there could be changes in strategy or future store closings which could negatively effect the sales of Cherokee branded products.

        During the Fourth Quarter, total worldwide retail sales of merchandise bearing the Cherokee brand totaled $500 million versus $677 million in total retail sales for the fourth quarter of Fiscal 2008. For Fiscal 2009, total worldwide retail sales of merchandise bearing the Cherokee brand totaled over $2.0 billion, which was below the $2.53 billion in total retail sales reported for Fiscal 2008.

        During Fiscal 2009, Mervyns, our former U.S. based licensee of the Sideout brand, filed for bankruptcy and subsequently began to liquidate their retailing operations. As a consequence our licensing revenues from Mervyns during Fiscal 2009 account for only 6 months of the year, and total retail sales of Mervyn's apparel and accessories bearing the Sideout brand were approximately $19.6 million in comparison to $32.7 million in Fiscal 2008.

        TJX's sales of merchandise bearing the Carole Little and St. Tropez-West brands were approximately $9.3 million during the Fourth Quarter of Fiscal 2009 compared to $13.0 million for the fourth quarter of Fiscal 2008. For Fiscal 2009, TJX's sales of Carole Little and St. Tropez-West branded merchandise totaled $56.6 million as compared to $101.8 million in Fiscal 2008.

        As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, some of our existing license agreements, including the Restated Target Agreement and our license agreement with Tesco, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or our other branded products during each fiscal year. The royalty rate reductions do not apply retroactively to retail sales since the beginning of the year. As a result, our royalty revenues from our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease in each fiscal quarter as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue we recognize in any quarter is dependent on the cumulative level of retail sales. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

        Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent. However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate. Fluctuations in retail sales of Cherokee branded products or other product brands that we own or represent may be the result of a variety of factors, including, without limitation: (i) changes in the number of product categories for which a licensee chooses to use our brands from period-to-period, which generally results in changes in the amount of inventory (utilizing our brands) available for sale from period-to-period; (ii) the number of geographical markets/territories or number of stores in which our licensees are currently selling Cherokee or our other branded products from period-to-period; or (iii) our licensees experiencing changes in retail sales levels as a result of a variety of factors, including fashion-related and general retail sales trends (See Item 1A, "Risk Factors").

        In addition to licensing our own brands, we assist other companies in identifying licensees for their brands. During fiscal 2001, we assisted Mossimo Inc. in locating Target as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo, which provided that we would receive a fixed percentage of all monies paid to Mossimo by Target. Under Mossimo's agreement with Target, Target was obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, with a minimum guaranteed royalty. In Fiscal 2007, we terminated our Mossimo Finder's Agreement in return for a $33.0 million payment in the fourth quarter of that year, and after Fiscal 2007 we will no longer receive any royalties from Mossimo. We also have provided our brand representation services for other brands, including HouseBeautiful, Latina and Norma Kamali. During Fiscal 2008 we assisted Norma Kamali in locating Wal-Mart as a global licensee of the Norma Kamali brand. During Fiscal 2009 we worked on several brand representation opportunities, but such work has not yet resulted in the signing of any new brand representation licensing agreements. We currently expect that our revenues from brand representation licensing agreements, which totaled $673,000 in Fiscal 2009, will grow over the next two years as a result of the Norma Kamali brand global license agreement with Wal-Mart, though we are unable to quantify our expectations in this regard.

        The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a Management Agreement. The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Management Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as documented in the Management Agreement and as reviewed and agreed upon by the Company's Compensation Committee. The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. For Fiscal 2009, Fiscal 2008 and Fiscal 2007 Mr. Margolis' base compensation and bonuses were $3.7 million, $4.1 million and $8.7 million, respectively. As of January 31, 2009 and February 2, 2008, our accrued liabilities include a bonus payable of $2.9 million and $3.4 million, respectively, for Mr. Margolis. If our future EBITDA increases, the bonus payable to Mr. Margolis under the Management Agreement will also increase.

        If the Company fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are satisfied. Pre-tax earnings for Fiscal 2008, Fiscal 2007 and Fiscal 2006 exceeded specified levels documented in the Management Agreement, and as reviewed and agreed upon by the Company's Compensation Committee, thereby automatically extending the Management Agreement to February 1, 2011. Pre-tax earnings for Fiscal 2009 did not exceed such specified levels, and as a result for Fiscal 2009 the Management Agreement has not been extended beyond the February 1, 2011 date, but remains eligible to be extended, depending upon future financial results exceeding the specified levels. The Management Agreement also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

        The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year's performance bonus (the "Termination Payment"). On August 28, 2007, we entered into an amendment (the "Amendment") to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding all revenues received from Mossimo, Inc. during Fiscal 2007 and also the related expenses associated with the termination of the Finder's Agreement. The Amendment was approved by the Company's stockholders at the Annual Meeting of the Stockholders on August 28, 2007. In the event the Management Agreement, as amended, was terminated as described above, on February 1, 2009 the Termination Payment for Mr. Margolis would be approximately $11.1 million.

        We have a 52 or 53 week fiscal year ending on the Saturday nearest to January 31, which aligns us with our retailer licensees who generally also operate and plan using such a fiscal year. This results in a 53 week fiscal year approximately every four or five years. We do not believe that the extra week in the occasionally reported 53-week fiscal year results in any material impact on our financial results. In addition, certain of our international licensees report royalties to us for quarterly and annual periods which may differ from ours. We do not believe that the varying quarterly or annual period ending dates from our international licensees have a material impact upon our reported financial results, as these international licensees maintain comparable annual periods in which they report retail sales and royalties to us on a year-to-year basis.

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

        Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

  •
  Revenue Recognition Policy.  Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectability is reasonably assured. Royalty agreements that account for the majority of our historical revenues are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by our licensees. Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year, and as a consequence such royalty rate reductions do not impact previously recognized royalty revenue.

    As a result, our royalty revenues from our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease in each fiscal quarter as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue we recognize in any quarter is dependent on the retail sales of branded products in such quarter and the royalty rate in effect after considering the cumulative level of retail sales. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement. At January 31, 2009, there was no allowance for doubtful accounts.

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

    Our consolidated financial statements for Fiscal 2007, Fiscal 2008 and Fiscal 2009 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for Fiscal 2007 was $705,000, for Fiscal 2008 was $776,000, and for Fiscal 2009 was $451,000.

Results of Operations

        The following table sets forth for the periods indicated certain of our consolidated financial data.

	Year Ended January 31, 2009	Year Ended February 2, 2008	Year Ended February 3, 2007
Royalty revenues	$36,222,000	$41,620,000	$76,627,000
Selling, general, administrative and amortization expenses	13,326,000	15,441,000	19,548,000

Operating income	22,896,000	26,179,000	57,079,000
Interest income (expense) and other income, net	168,000	1,126,000	951,000
Income tax provision	8,718,000	10,870,000	23,239,000

Net income	$14,346,000	$16,435,000	$34,791,000

Fiscal 2009 Compared to Fiscal 2008

        In Fiscal 2009, our revenues totaled $36.2 million, as compared to $41.6 million in Fiscal 2008. Revenues for Fiscal 2009 and Fiscal 2008 were generated from licensing our trademarks to retailers and wholesalers and from our share of licensing revenues from brand representation licensing agreements with other brand owners.

        Revenues from our Cherokee brand at Target for Fiscal 2009 and Fiscal 2008 were $15.2 million or 42% of revenues and $17.3 million or 42% of revenues, respectively. Revenues from all other sources for Fiscal 2009 and Fiscal 2008 were $21.0 million or 58% of revenues and $24.3 million or 58% of revenues, respectively.

        Our international licensing revenues were $19.2 million in Fiscal 2009 compared to $21.6 million in Fiscal 2008. Revenue from Tesco (U.K., Ireland, Poland, Czech Republic, Slovakia, Hungary and Turkey) totaled $15.2 million in Fiscal 2009 as compared to $17.1 million in Fiscal 2008. Tesco UK contributed $10.5 million in Fiscal 2009 and $13.6 million in Fiscal 2008, representing 29.1% and 32.6%, respectively, of total revenues. The overall decrease in revenues from Tesco was primarily due to the 22% decline in royalties from Tesco UK from Fiscal 2008 to Fiscal 2009, and the strengthening of the dollar during Fiscal 2009 accounted for approximately 28% of the 22% decline in revenues from Tesco UK. The other Tesco territories all exhibited growth in retail sales and royalties during Fiscal 2009 as compared to Fiscal 2008. Revenues from Zellers totaled $1.5 million in Fiscal 2009 as compared to $2.9 million in Fiscal 2008, primarily due to a reduction in the men's and women's Cherokee product offerings. Other international royalty revenues in Fiscal 2009 increased to $2.5 million from $1.6 million in Fiscal 2008, representing a 57% gain. This total includes licensees for Mexico, South Africa, Peru, Israel, Brazil, Chile, India and other territories.

        During Fiscal 2009 we received royalties from brand representation licensing agreements of $673,000, as compared to $354,000 in Fiscal 2008.

        In Fiscal 2009, Mervyn's revenues for the Sideout brand totaled $0.4 million as compared to $0.9 million in Fiscal 2008. The Company had a greater amount of earned royalties in Fiscal 2009 from Mervyns than what is being reported as revenues, but because Mervyn's filed for bankruptcy in July of 2008 and later announced its plans to liquidate its operations, the likelihood of realizing such earned royalties has been reduced. The Company does expect to receive an uncertain amount of royalty payouts from the liquidation of Mervyns over the next 12 months, and will recognize such revenues as payments are received.

        Our revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $5.5 million and $7.4 million at the end of Fiscal 2009 and Fiscal 2008, respectively, included an accrual for royalty revenues earned during the fourth quarters of Fiscal 2009 and Fiscal 2008 and these receivables were subsequently received in the following quarter.

        Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Comercial Mexicana increases when the dollar weakens against such foreign currencies (the British Pound and the Peso). Conversely, any strengthening of the U.S. dollar against such licensee's foreign currency results in lower royalty revenues from such licensee. For example, the royalty revenues from Tesco UK for Fiscal 2009 reflect an unfavorable 6.25% decline in the weighted average exchange rate for Fiscal 2009 as compared to the weighted average exchange rate used in Fiscal 2008.

        Selling, general and administrative expenses including amortization of trademarks for Fiscal 2009 were $13.3 million or 36.8% of revenues compared to $15.4 million or 37.1% of revenues for Fiscal

2008, a decrease of $2.1 million. Selling, general and administrative expenses in Fiscal 2009 differed from that of Fiscal 2008 in certain areas: (i) in Fiscal 2009 certain payroll related expenses were lower than that incurred in Fiscal 2008, including accrued bonus expenses, which for Fiscal 2009 reflects only the bonus for our CEO as contractually obligated in the Management Agreement; (ii) we incurred greater tax and accounting expenses primarily due to activities associated with FIN 48 during Fiscal 2008 as compared to Fiscal 2009; (iii) in the first quarter of Fiscal 2008 we incurred an expense of $257,000 representing the 45% share payment relating to the Carole Little royalties, as compared to zero in Fiscal 2009; (iv) we reported higher amortization expenses in Fiscal 2009 as compared to Fiscal 2008, primarily as a result of our acquisition of the 45% share of Carole Little royalties which occurred in the first quarter of Fiscal 2008; and (v) total marketing expenses were $1.2 million in Fiscal 2008 as compared to $1.0 million in Fiscal 2009. The majority of the marketing expenses are paid by us to certain of our largest licensees to help them build our Cherokee brand in their respective territories. Also, in compliance with our adoption of SFAS 123 (R) during Fiscal 2008, we recognized $776,000 of expense associated with stock option compensation, as compared to $451,000 for Fiscal 2009. The amount of bonus expense in Fiscal 2009 is lower than that for fiscal 2008 due to the lower amount of EBITDA for fiscal 2009 as a result of lower revenues.

        Our interest and other income for Fiscal 2009 was $168,000 as compared to $1.1 million for Fiscal 2008. The decrease in interest income in Fiscal 2009 is due to the lower average cash balances during Fiscal 2009 as compared to Fiscal 2008, and also lower interest rates. We had no interest expense in Fiscal 2009 and Fiscal 2008.

        For Fiscal 2009, we recorded for generally accepted accounting principles a tax provision of $8.7 million, compared to $10.9 million for Fiscal 2008. Our effective tax rate was 37.8% for Fiscal 2009 and 39.8% for Fiscal 2008.

        Our net income for Fiscal 2009 was $14.3 million, or $1.61 per diluted share, as compared to a net income of $16.4 million or $1.84 per diluted share for Fiscal 2008.

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

        Our international licensing revenues were $21.6 million in Fiscal 2008 compared to $18.4 million in Fiscal 2007. Revenue from Tesco (U.K., Ireland, Poland, Czech Republic, Slovakia, and Hungary) totaled $17.1 million in Fiscal 2008 as compared to $13.9 million in Fiscal 2007, and much of this increase was from the growth in the relatively new territories in Central Europe during Fiscal 2007 and Fiscal 2008, although all territories except Ireland reported growth in retail sales and royalties. Revenues from Tesco UK totaled $13.6 million in Fiscal 2008 and $12.2 million in Fiscal 2007, representing 32.6% and 16%, respectively, of total revenues in such periods. Royalties from Zellers totaled $2.9 million in Fiscal 2008 as compared to $3.7 million in Fiscal 2007, primarily as a result of reduced royalty rates. Other international royalty revenues in Fiscal 2008 totaled $1.6 million as compared to $0.8 million in Fiscal 2007. Other international royalty revenues in Fiscal 2007 included $507,000 in royalty revenues from Carrefour, as compared to $14,000 for Fiscal 2008.

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

        As stated above, revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $7.4 million and $7.2 million at the end of Fiscal 2008 and Fiscal 2007, respectively, included an accrual for royalty revenues earned during the fourth quarters of Fiscal 2008 and Fiscal 2007 and these receivables were subsequently received in the following quarter.

        The royalty revenues from Tesco UK for Fiscal 2008 reflect a favorable change in the weighted average exchange rate for Fiscal 2008 as compared to the weighted average exchange rate used in Fiscal 2007 equal to 6.2%, which favorably affected revenues by $758,000.

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

Liquidity and Capital Resources

        Cash Flows.    On January 31, 2009, we had cash and cash equivalents of $13.7 million. On February 2, 2008, we had cash and cash equivalents of $22.0 million. The decrease in cash and cash equivalents of $8.3 million during fiscal 2009 was primarily attributable to the payment of $22.2 million in dividends (which was greater than our net income of $14.0 million) and the purchase and retirement of common stock of $2.0 million.

        During Fiscal 2009, cash provided by operations was $16.0 million, compared to $4.9 million in Fiscal 2008. The primary differences in cash provided by operations include: (i) higher trademark amortization in Fiscal 2009 of $1.4 million as compared to $1.3 million in Fiscal 2008; (ii) a decrease in accounts receivable of $1.9 million in Fiscal 2009 as compared to an increase of $0.1 million in Fiscal 2008; (iii) an increase in income taxes receivable of $0.5 million in Fiscal 2009 as compared to an increase of $1.1 million in Fiscal 2008; (iv) an decrease in accrued compensation of $1.0 million as compared to decrease of $4.6 million in Fiscal 2008; and (v) a decrease in income taxes payable and other accrued liabilities of $1.0 million in Fiscal 2009 as compared to a decrease of $8.4 million in Fiscal 2008. Also, our deferred tax assets decreased by $416,000 in Fiscal 2009 as compared to a decrease of $697,000 in Fiscal 2008.

        During Fiscal 2009, cash used by investing activities was $0.4 million as compared to Fiscal 2008, in which cash used by investing activities was $1.4 million. In Fiscal 2009 we did not make any trademark purchases, and the net cash used in investing activities was comprised of $79,000 for purchase of property and equipment and $344,000 for trademark registration fees and renewal costs. In contrast, in Fiscal 2008 trademark purchases totaled $1.39 million, which includes the $1.25 million cash portion of our purchase of the 45% royalty share of Carole Little, along with trademark registration fees and renewal costs of $114,000. We also invested in property and equipment totaling $43,000 in Fiscal 2008.

        During Fiscal 2009, cash used in financing activities was $23.8 million, as compared to $26.1 million in Fiscal 2008. This included $231,000 in Fiscal 2009 of cash proceeds received from the exercise of stock options (as compared to $0.4 million in Fiscal 2008), along with an excess tax benefit from stock options exercised of $148,000 in Fiscal 2009, as compared to $187,000 in Fiscal 2008. In addition, during Fiscal 2009, the Board of Directors declared and paid a total of $22.2 million in dividends, as compared to $26.7 million in dividends paid in Fiscal 2008. We also used $2.0 million to repurchase and retire 109,716 shares of common stock in Fiscal 2009, whereas in comparison we did not repurchase any common stock during Fiscal 2008.

        Uses of Liquidity.    Our cash requirements through the end of fiscal 2010 are primarily to fund operations, working capital, and at our discretion repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures.

        We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

        The following table provides information related to our contractual cash obligations under various financial and commercial agreements at January 31, 2009:

	Payments Due by Period(a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Operating Leases(b)	$150,000		$75,000		—	—	$225,000
Other Long-Term Obligations	2,902,000	(c)(d)	—	(c)(d)	—	—	2,902,000	(c)(d)

Total Contractual Cash Obligations	$3,052,000		$75,000		—	—	$3,127,000

(a)
For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captions "Less than 1 year" starts February 1, 2009 and ends January 30, 2010 ("Fiscal 2010").

(b)
Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease currently expires on July 31, 2010, but we have two additional 3-year options to extend this lease.

(c)
Under the terms of the Management Agreement with Mr. Margolis, Mr. Margolis' base salary for Fiscal 2009 was $790,000, and is subject to annual cost of living increases. The Management Agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for Fiscal 2009 we accrued a bonus of $2.9 million for Mr. Margolis, which is payable within 60 days of our fiscal year end and is reflected in the table above. The $2.9 million bonus was paid in early April 2009. If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the Management Agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof, we would be obligated to pay Mr. Margolis, within 60 days after the date of the termination, a lump sum in cash equal to three times the sum of the annual base compensation under the Management Agreement at the rate in effect at the time of the termination and the previous year's performance bonus under the Management Agreement. Based on the amounts paid for Fiscal 2009, the lump sum payment owed upon such a termination, as of February 1, 2009, would be approximately $11.1 million. See "Item 1A. Business—Risk Factors."

(d)
Stated amount does not include any future payments pursuant to the future bonuses earned pursuant to the management agreement with Mr. Margolis.

        During Fiscal 2009, we announced and paid dividends of $2.50 per share. In January 2009 our board approved a dividend of $0.50 per share, which was paid in March 2009. Since December 2003, we have paid a cash dividend to our stockholders for fourteen straight quarters. However, the payment of any future dividends will be at the discretion of our Board and will be dependant upon our financial conditions, results of operations, capital requirements and other factors deemed relevant by our Board of Directors. In recognition of the fact that our payment of dividends could not continue at historical levels beyond Fiscal 2009 unless cash flow from operations increases substantially, on July 31, 2008, we announced that we reduced our future quarterly dividend payment from $0.75 per share to $0.50 per share, which more closely aligns our dividend payments with our expected cash flow from options. On January 29, 2009 our Board of Directors approved a $0.50 per common share dividend which was paid on March 18, 2009 to stockholders of record as of March 2, 2009. Should our future dividend payments end up exceeding our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments in order to align our dividend payments with the cash flow generated from our operations. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

        Sources of Liquidity.    Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments though the end of Fiscal 2010; provided that, if the Management Agreement was terminated as discussed above, we may not have sufficient cash to make the lump sum payment to Mr. Margolis. See "Item 1A. Business—Risk Factors." We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled "Risk Factors" in Item 1A of this Form 10-K and under the caption title "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Item 7.

        As of January 31, 2009, we did not have any credit facilities or lines of credit and we are not the guarantor of any other material third-party obligations. As of January 31, 2009, we did not have any standby letters of credit nor any standby repurchase obligations.

        If our revenues and cash flows during Fiscal 2010 are lower than Fiscal 2009, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If our revenues and cash flows during Fiscal 2010 are materially lower than Fiscal 2009, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the Management Agreement, employee bonuses, and other expenses. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Inflation and Changing Prices

        Inflation, traditionally, has not had a significant effect on our operations. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material impact on future operations.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We adopted SFAS 157 on the first day of Fiscal 2009, and this adoption did not have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued FAS 159, The Fair Value Option for financial assets and financial liabilities—including an amendment of FASB statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date. SFAS 159 became effective at the beginning of the Company's fiscal year 2008 and has not had a significant impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) requires acquisition-related costs and restructuring costs to be recognized separately from the acquisition. This statement is applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a material impact on the Company's consolidated financial statements.

Unaudited Quarterly Results

        The following table summarizes certain unaudited financial information by quarter for Fiscal 2009 and Fiscal 2008:

	Fiscal year ended January 31, 2009
	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009
Net revenues	$11,523,000	$10,540,000	$8,036,000	$6,121,000
Income before income taxes	7,848,000	6,684,000	4,712,000	3,818,000
Net income	4,673,000	4,038,000	3,251,000	2,382,000
Net income per share—basic	0.52	0.45	0.37	0.27
Net income per share—diluted	0.52	0.45	0.37	0.27

	Fiscal year ended February 2, 2008
	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008
Net revenues	$12,040,000	$11,901,000	$8,942,000	$8,735,000
Income before income taxes	8,544,000	7,952,000	5,346,000	5,457,000
Net income	5,014,000	4,908,000	3,698,000	2,809,000
Net income per share—basic	0.57	0.55	0.41	0.32
Net income per share—diluted	0.56	0.55	0.41	0.31

  Seasonality

        Given our contractual royalty rate reductions with our licensees, as certain sales volume thresholds are achieved by our licensees in any given fiscal year, historically our first quarter has been our highest revenue and profitability quarter; our second quarter has been our next highest quarter; and our third and fourth quarters have been our lowest quarters.

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

        Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For Fiscal 2009, revenues from international licensing activities comprised 53% of our consolidated revenues. For Fiscal 2009, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $1.9 million, which represents 5.3% of our total revenues reported for Fiscal 2009. Such change is not considered to represent a material effect on our results of operations or cash flow.

        Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, the past weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Comercial Mexicana increases when the dollar weakens against such foreign currencies (the British Pound or Euro, the Peso). Conversely, any strengthening of the U.S. dollar has not benefited us. For example, the royalty revenues from Tesco United Kingdom during Fiscal 2009 reflect an unfavorable change in the revenue-weighted-average exchange rate as compared to the revenue-weighted-average exchange rate used in the comparable period in Fiscal 2008 equal to 6.25%, which unfavorably affected revenue by approximately $1.1 million. During the first quarter of Fiscal 2009, the exchange rate reflected an unfavorable change in the average exchange rate as compared to the comparable period in Fiscal 2008 equal to 0.01%; during the second quarter of Fiscal 2009 the exchange rate reflected an unfavorable change in the average exchange ratio as compared to the comparable period in Fiscal 2008 equal to 0.1%; during the third quarter of Fiscal 2009 the exchange rate reflected an unfavorable change in the average exchange ratio as compared to the comparable period last year equal to 11.9%; and during the fourth quarter of Fiscal 2009 the exchange rate reflected an unfavorable change in the average exchange ratio as compared to the comparable period last year equal to 24.6%. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

We have audited the accompanying consolidated balance sheets of Cherokee Inc. (the Company) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 31, 2009. We also have audited the Company's internal control over financial reporting as of January 31, 2009, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cherokee Inc., as of January 31, 2009 and February 2, 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cherokee Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria set forth by COSO in Internal Control—Integrated Framework.

As discussed in Notes 1 and 4 to the consolidated financial statements, effective February 4, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109."

/s/ MOSS ADAMS LLP

Los Angeles, California
April 13, 2009

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2009	February 2, 2008
Assets
Current assets:
Cash and cash equivalents	$13,652,000	$21,955,000
Receivables	5,475,000	7,363,000
Income taxes receivable	1,609,000	1,065,000
Prepaid expenses and other current assets	75,000	72,000
Deferred tax asset	795,000	1,010,000

Total current assets	21,606,000	31,465,000
Deferred tax asset	894,000	1,095,000
Property and equipment, net of accumulated depreciation of $725,000 and $671,000, respectively	210,000	184,000
Trademarks, net	9,013,000	10,077,000
Other assets	14,000	14,000

Total assets	$31,737,000	$42,835,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$954,000	$817,000
Accrued compensation payable	2,902,000	3,944,000
Income taxes payable	734,000	1,811,000
Accrued dividends	4,407,000	6,685,000

Total current liabilities	8,997,000	13,257,000

Total liabilities	8,997,000	13,257,000
Commitments and Contingencies (Note 6)
Stockholders' Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,814,187 and 8,913,902 shares issued and outstanding at January 31, 2009 and February 2, 2008, respectively	176,000	178,000
Additional paid-in capital	14,875,000	16,092,000
Retained earnings	7,689,000	13,308,000

Total stockholders' equity	22,740,000	29,578,000

Total liabilities and stockholders' equity	$31,737,000	$42,835,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Royalty revenues	$36,222,000	$41,620,000	$43,627,000
Revenues from Sale of Mossimo Finder's Agreement	—	—	33,000,000

Total net revenues	36,222,000	41,620,000	76,627,000
Selling, general and administrative expenses	11,918,000	14,151,000	18,405,000
Amortization of trademarks	1,408,000	1,290,000	1,143,000

Operating income	22,896,000	26,179,000	57,079,000
Interest and other income	168,000	1,126,000	951,000

Total other income (expense)	168,000	1,126,000	951,000

Income before income taxes	23,064,000	27,305,000	58,030,000
Income tax provision	8,718,000	10,870,000	23,239,000

Net income	$14,346,000	$16,435,000	$34,791,000

Basic earnings per share	$1.62	$1.85	$3.95

Diluted earnings per share	$1.61	$1.84	$3.93

Weighted average shares outstanding:
Basic	8,882,854	8,897,518	8,801,661
Diluted	8,886,592	8,934,534	8,855,074

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
			Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Par Value			Total
Balance at January 28, 2006	8,787,311	$175,000	$9,815,000	$12,997,000	$22,987,000
Stock-based compensation			705,000		705,000
Stock option tax benefit			206,000		206,000
Exercise of stock options	46,999	1,000	1,234,000		1,235,000
Accrued and paid dividends				(23,789,000)	(23,789,000)
Net income				34,791,000	34,791,000

Balance at February 3, 2007	8,834,310	176,000	11,960,000	23,999,000	36,135,000
Decrease in retained earnings from implementation of FIN 48				(381,000)	(381,000)

Balance at February 3, 2007, as adjusted	8,834,310	176,000	11,960,000	23,618,000	35,754,000
Stock-based compensation			776,000		776,000
Stock option tax benefit			187,000		187,000
Exercise of stock options	16,524	1,000	420,000		421,000
Issuance of shares for acquisition of trademark	63,068	1,000	2,749,000		2,750,000
Accrued and paid dividends				(26,745,000)	(26,745,000)
Net income				16,435,000	16,435,000

Balance at February 2, 2008	8,913,902	178,000	16,092,000	13,308,000	29,578,000

Stock-based compensation			451,000		451,000
Stock option tax benefit			76,000		76,000
Exercise of stock options	10,001	—	231,000		231,000
Purchase and retirement of common stock	(109,716)	(2,000)	(1,975,000)		(1,977,000)
Accrued and paid dividends				(19,965,000)	(19,965,000)
Net income				14,346,000	14,346,000

Balance at January 31, 2009	8,814,187	$176,000	$14,875,000	$7,689,000	$22,740,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Operating activities:
Net income	$14,346,000	$16,435,000	$34,791,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,000	75,000	123,000
Amortization of trademarks	1,408,000	1,290,000	1,143,000
Deferred income taxes	416,000	697,000	(667,000)
Stock-based compensation	451,000	776,000	705,000
Excess tax benefit from share-based payment arrangements	(148,000)	(187,000)	(206,000)
Changes in current assets and liabilities:
Receivables	1,888,000	(117,000)	2,309,000
Prepaids and other current assets	(3,000)	156,000	1,218,000
Income taxes receivable	(544,000)	(1,065,000)	—
Accounts payable	137,000	(110,000)	298,000
Accrued compensation	(1,042,000)	(4,646,000)	4,012,000
Income taxes payable and other accrued liabilities	(1,001,000)	(8,407,000)	10,229,000

Net cash provided by operating activities	15,961,000	4,897,000	53,955,000

Investing activities:
Purchases of trademarks, including registration and renewal costs	(344,000)	(1,385,000)	(259,000)
Purchase of property and equipment	(79,000)	(43,000)	(34,000)

Net cash used in investing activities	(423,000)	(1,428,000)	(293,000)

Financing activities:
Proceeds from exercise of stock options	231,000	421,000	1,235,000
Excess tax benefit from share-based payment arrangements	148,000	187,000	206,000
Purchase and retirement of common stock	(1,977,000)	—	—
Dividends	(22,243,000)	(26,687,000)	(22,434,000)

Net cash used in financing activities	(23,841,000)	(26,079,000)	(20,993,000)

(Decrease) increase in cash and cash equivalents	(8,303,000)	(22,610,000)	32,669,000
Cash and cash equivalents at beginning of period	21,955,000	44,565,000	11,896,000

Cash and cash equivalents at end of period	$13,652,000	$21,955,000	$44,565,000

Cash paid during period for:
Income taxes	$9,571,000	$28,032,000	$8,900,000
Interest	$—	$—	$—
Declaration of dividends	$4,407,000	$6,685,000	$6,627,000
Non-cash Financing Activities:
Issuance of common stock for acquisition of trademark	$—	$2,750,000	$—

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

  Company Year End

        Our fiscal year comprises a 52 or 53 week period ending on the Saturday nearest to January 31. Our fiscal year ended February 3, 2007 ("Fiscal 2007") represents a 53 week period, and our fiscal years ended January 31, 2009 ("Fiscal 2009) and February 2, 2008 ("Fiscal 2008") represent 52 week periods.

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

  Revenue Recognition

        Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectability is reasonably assured. Royalty agreements that account for the majority of our historical revenues are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by our licensees. Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year, and as a consequence such royalty rate reductions do not impact previously recognized royalty revenue.

        As a result, our royalty revenues from our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease in each fiscal quarter as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue we recognize in any quarter is dependent on the retail sales of branded products in such

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarter and the royalty rate in effect after considering the cumulative level of retail sales. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

  Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts and the resulting gains or losses are included in current operations. Depreciation is provided on a straight line basis over the estimated useful life of the related asset. Computers and related equipment are depreciated over two years. Building improvements are depreciated over five years, or in some cases, longer, depending upon the specific improvements and the estimated life of the lease. Depreciation expense was $53,000, $75,000, and $123,000 for Fiscal 2009, Fiscal 2008, and Fiscal 2007, respectively.

  Trademarks

        We hold various trademarks including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line, All That Jazz®, Molly Malloy® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We also hold trademark applications for Cherokee, Sideout, Sideout Sport, Carole Little, CLII, Chorus Line, Saint Tropez-West, All That Jazz, and Molly Malloy and others in numerous countries. We intend to renew these registrations as appropriate prior to expiration. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally.

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        In July 2006, the FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects of adopting FIN 48 was recorded as an adjustment to retained earnings as of the beginning of the period of adoption (see Note 4).

  Concentrations of Credit Risk

        Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year end January 31, 2009 and February 2, 2008, our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer, Target Corporation ("Target"), accounted for approximately 41% and 37%, respectively, of our trade receivables at January 31, 2009 and February 2, 2008 and approximately 42%, 42% and 24%, respectively, of our revenues during Fiscal 2009, Fiscal 2008 and Fiscal 2007. Another customer, Great Britain's Tesco Stores Limited ("Tesco"), accounted for approximately 45% of our trade receivables at January 31, 2009 and February 2, 2008, and approximately 42%, 41% and 18%, respectively, of our revenues during Fiscal 2009, Fiscal 2008 and Fiscal 2007. Our international revenues represent approximately 53%, 52% and 24%, respectively, of our total revenues during Fiscal 2009, Fiscal 2008, and Fiscal 2007.

  Significant Contracts

        In 1997, we entered into an agreement with Target that grants Target the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. The terms of our relationship with Target are set forth in an amended license agreement between Cherokee and Target entered into on November 12, 1997. Effective February 1, 2008, we entered into a restated license agreement with Target (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. The term of the Restated Target Agreement continues through January 31, 2012. However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the Restated Target Agreement during February of the calendar year prior to termination. Under the Restated Target Agreement,

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Target has agreed to pay royalties based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Royalty revenues from Target totaled $15.2 million in Fiscal 2009, $17.3 million in Fiscal 2008 and $18.4 million in Fiscal 2007.

        On August 1, 2001, we entered into a retail direct license agreement for the Cherokee brand with Tesco. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. In January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary. In addition, in February 2007 we added the territory of China to the Tesco agreement, and the territories of South Korea, Malaysia and Thailand were previously added to the Tesco agreement. The term of the Tesco agreement expires on January 31, 2011. Royalty revenues from Tesco totaled $15.2 million in Fiscal 2009, $17.1 million in Fiscal 2008, and $13.9 million in Fiscal 2007.

        During Fiscal 2009 and Fiscal 2008 our only United States retail direct licensing contract for the Sideout brand was with Mervyn's, which is on a non-exclusive basis. Under the Mervyn's agreement, Mervyn's will pay a royalty each fiscal year based on a percentage of Mervyn's net sales of Sideout branded merchandise during each fiscal year, subject to a guaranteed minimum royalty of $688,000. However, in July 2008 Mervyn's filed for bankruptcy protection, and a few months later subsequently filed to liquidate their operations. As a consequence, during Fiscal 2009 royalty revenues from Mervyn's retail sales of Sideout branded products totaled only $0.4 million, as compared to $0.9 million in Fiscal 2008 and $1.6 million in Fiscal 2007. We expect to receive an uncertain amount of additional royalties as a result of the liquidation of Mervyn's, and such amounts will be recorded as revenues when received.

        On August 22, 1997, we entered into a retail direct license agreement with Zellers Inc., a Canadian retailer that is a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise. In Fiscal 2007 Zellers renewed their agreement for an additional five year period, beginning February 1, 2007 and continuing through January 31, 2012, and certain of the terms were changed to Canadian Dollars. Under the terms of the renewed agreement, Zellers agreed to pay us a minimum guaranteed royalty of CDN $1.5 million per year (equivalent to about US$1.2 million as of January 31, 2009) over the new five-year term. Zellers has the option to renew this agreement for two additional five year terms beyond the most recent renewal. During Fiscal 2009, Fiscal 2008 and Fiscal 2007 the royalty revenues from Zellers totaled $1.5 million, $2.9 million and $3.7 million, respectively, and satisfied the annual minimum guarantee.

        During fiscal 2001, we assisted Mossimo Inc. in locating Target as a licensee of the Mossimo brand and entered into a finder's agreement with Mossimo which provided that we received a fixed percentage of all monies paid to Mossimo by Target (the "Finder's Agreement"). Under the Mossimo agreement with Target, Target was obligated to pay Mossimo a royalty based on a percentage of net sales of Mossimo branded products, subject to a guaranteed minimum royalty. During the fourth quarter of Fiscal 2007 we terminated the Finder's Agreement in return for a payment of $33.0 million, and accordingly will not be reporting any future royalties from Mossimo.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Fair Value of Financial Instruments

        The amount recorded for financial instruments in our consolidated financial statements approximates fair value as defined in SFAS No. 107 "Disclosures about the Fair Value of Financial Instruments."

  Stock-Based Compensation

        We currently maintain three equity-based compensation plans: (i) the Cherokee 1995 Incentive Stock Option Plan (the "1995 Plan"); (ii) the 2003 Incentive Award Plan (the "2003 Plan"); and (iii) the 2006 Incentive Award Plan (the "2006 Plan"). Each of these equity compensation plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

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

        The adoption of SFAS 123(R), applying the modified prospective method, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions under the original SFAS 123. Accordingly, prior years' amounts have not been restated. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the awards service period. Stock-based compensation expense recognized as a result of the adoption of SFAS 123(R) for Fiscal 2009 was $451,000, and for Fiscal 2008 was $776,000.

  Marketing and Advertising

        Generally, our retail direct licensees fund their own advertising programs. Our own advertising and promotional costs are immaterial and are expensed as incurred. We do provide marketing expense money to certain large licensees to help them build the Cherokee brand in their respective territories. Total marketing expenses paid during Fiscal 2009, 2008 and 2007 was $1.0 million, $1.2 million and $1.1 million, respectively.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. See Note 5 for details of the computation.

  Comprehensive Income

        SFAS 130 "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For Fiscal 2009, Fiscal 2008 and Fiscal 2007, we had no other comprehensive income components and accordingly, net income equals comprehensive income.

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

	Year Ended January 31, 2009	Year Ended February 2, 2008	Year Ended February 3, 2007
	(in thousands)
North America (U.S., Canada and Mexico)	$19,546	$23,817	$62,052
United Kingdom	11,044	13,979	12,645
Rest of Europe	4,141	3,098	1,792
South Africa and Other	1,491	726	138

Total	$36,322	$41,620	$76,627

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, "Effective Date of SFAS No. 157." FSP SFAS No. 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim period within those fiscal years. The adoption of SFAS 157 has not had a material impact on the Company's consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for financial assets and financial liabilities—including an amendment of FASB statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date. SFAS 159 became effective at the beginning of Fiscal 2008 and has not had a significant impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) requires acquisition-related costs and restructuring costs to be recognized separately from the acquisition. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued FSP SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, and other GAAP. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. We do not expect the adoption of FSP SFAS No. 142-3 to have a material impact on the Company's consolidated financial statements.

        In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP SFAS No. 157-3 clarifies the application of SFAS 157 in a market that is not active. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP SFAS No. 157-3 did not have a material impact on the Company's consolidated financial statements.

3.     Trademarks

        Trademarks consist of the following:

	January 31, 2009	February 2, 2008
Trademarks	$18,094,000	$17,750,000
Accumulated amortization	(9,081,000)	(7,673,000)

Total	$9,013,000	$10,077,000

        Amortization expense of trademarks was $1.4 million, $1.3 million, and $1.2 million for Fiscal 2009, Fiscal 2008, and Fiscal 2007, respectively. Expected amortization of trademarks for the years ending January 31, 2011, 2012, 2013, 2014, and for 2015 and thereafter is $1.4 million, $1.4 million, $1.4 million, $1.4 million and $3.4 million, respectively.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During Fiscal 2009, the Company did not acquire any trademarks. Trademark registration and renewal fees for Fiscal 2009 which were capitalized totaled $344,000, comprised of registration and renewal fees of $216,000 for Cherokee, $81,000 for Sideout, and $47,000 for the brands (Carole Little, others) purchased in fiscal 2003. During Fiscal 2008, the Company acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock. The Company did not acquire any trademarks during Fiscal 2007 or fiscal 2006. Trademark registration and renewal fees, excluding the $4.0 million acquisition costs associated with Carole Little, which were capitalized during Fiscal 2008 totaled $135,000, comprised of registration and renewal fees of $80,000 for Cherokee, $21,000 for Sideout, and $34,000 for the brands (Carole Little, others) purchased in fiscal 2003.

4.     Income Taxes

        The income tax provision as shown in the statements of operations includes the following:

	Year Ended January 31, 2009	Year Ended February 2, 2008	Year Ended February 3, 2007
Current:
Federal	$6,450,000	$7,763,000	$16,644,000
State	1,099,000	1,806,000	4,332,000
Foreign	753,000	604,000	2,930,000

	8,302,000	10,173,000	23,906,000
Deferred:
Federal	415,000	763,000	(638,000)
State	1,000	(66,000)	(29,000)

	416,000	697,000	(667,000)

	$8,718,000	$10,870,000	$23,239,000

        A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended January 31, 2009	Year Ended February 2, 2008	Year Ended February 3, 2007
Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.8	4.8
Change in effective state tax rate, net of federal income tax	(0.8)	—	—
Settlement of state income taxes	(2.0)
Other	1.4	—	0.2

Tax provision	37.8%	39.8%	40.0%

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of deferred income tax assets is as follows:

	January 31, 2009		February 2, 2008
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Depreciation and Amortization	$—	149,000	$—	115,000
Tax effect of NOL carryovers	273,000	274,000	273,000	547,000
State income taxes	522,000	—	737,000	—
Compensation	—	471,000	—	433,000

Total deferred tax assets	$795,000	894,000	$1,010,000	1,095,000

        Foreign taxes include withholding required on royalty payments from foreign jurisdictions. Deferred tax assets primarily relate to state tax benefits, operating loss carryforwards, and stock option compensation. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

        In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization net operating loss carryforwards ("NOLs") and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. As of January 31, 2009, we estimate that we have $1.6 million of federal Section 382 NOLs available that begin to expire in 2009. Management expects to fully utilize these NOLs prior to expiration.

        Effective February 4, 2007, we adopted the provision of FIN 48. The cumulative effect of applying FIN 48 has resulted in a decrease to our retained earnings of approximately $0.4 million as of February 4, 2007. As of February 2, 2008, the total amount of gross unrecognized tax benefits was approximately $1.8 million, of which approximately $0.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of January 31, 2009, the total amount of gross unrecognized tax benefits was approximately $0.5 million, of which approximately $0.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in Thousands)
Balance at February 2, 2008	$1,800
Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years	200
Reductions for tax positions as a result of:	—
Settlements	(1,500)
Lapse of Limitations	(—)

Balance at January 31, 2009	$500

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        It is reasonably expected that $0.4 million of the $0.5 million of unrecognized tax benefits will settle in the next twelve months. The Company does not expect this change to have a significant impact on the results of operations or the financial position of the Company.

        In accordance with the adoption of FIN 48, we continue to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. As of February 2, 2008 and January 31, 2009, the Company has accrued $1,270,000 and $96,000, respectively, of interest relating to unrecognized tax benefits. These amounts are included in Income taxes payable on the Company's balance sheet.

        The Company files U.S. federal and state tax returns. For the federal tax returns, the Company is generally no longer subject to tax examinations for years prior to Fiscal 2008, due to the recent completion of various audits of past years. With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2002.

5.     Earnings Per Share

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for each of the past three years:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended January 31, 2009:
Basic earnings per share	$14,346,000	8,882,854	$1.62
Effect of dilutive securities—stock options		3,738	(0.01)

Dilutive earnings per share	$14,346,000	8,886,592	$1.61

For the year ended February 2, 2008:
Basic earnings per share	$16,435,000	8,897,518	$1.85
Effect of dilutive securities—stock options		37,016	(0.01)

Dilutive earnings per share	$16,435,000	8,934,534	$1.84

For the year ended February 3, 2007:
Basic earnings per share	$34,791,000	8,801,661	$3.95
Effect of dilutive securities—stock options		53,413	(0.02)

Dilutive earnings per share	$34,791,000	8,855,074	$3.93

        The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 197,299, 193,144 and zero of anti-dilutive shares for the years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Commitments and Contingencies

  Leases

        We lease our current facility under an operating lease expiring on July 31, 2010. We also have two three-year options to extend this lease for a total of 6 more years, to July 31, 2016. The future minimum non-cancellable lease payments are as follows:

Operating Leases
Fiscal 2010	$150,000
Fiscal 2011	75,000
Fiscal 2012	—

Total future minimum lease payments	$225,000

        Total rent expense was $150,000, $132,000 and $115,000 for Fiscal 2009, Fiscal 2008, and Fiscal 2007, respectively.

  Indemnities and Guarantees

        During the normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of January 31, 2009 is included below:

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

7.     Related Party Transactions

        The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a management agreement (the "Management Agreement"). The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Management Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as documented in the Management Agreement and as reviewed and agreed upon by the Company's Compensation Committee. The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million,

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. For Fiscal 2009, Fiscal 2008 and Fiscal 2007 Mr. Margolis' base compensation and bonuses were $3.7 million, $4.1 million, and $8.7 million, respectively. As of January 31, 2009 and February 2, 2008, our accrued liabilities include a bonus payable of $2.9 million and $3.4 million, respectively, for Mr. Margolis. If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the Management Agreement will also increase.

        If the Company fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are satisfied. Pre-tax earnings for Fiscal 2008, Fiscal 2007 and Fiscal 2006 exceeded specified levels as documented in the Management Agreement and as reviewed and agreed upon by the Company's Compensation Committee thereby automatically extending the Management Agreement to February 1, 2011. However, pre-tax earnings for Fiscal 2009 did not exceed the specified criteria for extending the Management Agreement, and hence as of January 31, 2009 the expiration date of the Management Agreement was February 1, 2011. The Management Agreement also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

        The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year's performance bonus (the "Termination Payment"). On August 28, 2007, we entered into an amendment (the "Amendment") to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding all revenues received from Mossimo, Inc. during Fiscal 2007 and also the related expenses associated with the termination of the Finder's Agreement. The Amendment was approved by the Company's stockholders at the Annual Meeting of the Stockholders on August 28, 2007. In the event the Management Agreement, as amended, was terminated as described above the Termination Payment for Mr. Margolis would be approximately $11.1 million as of February 1, 2009.

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

8.     Capitalization

  Preferred Stock

        We are authorized to issue up to 1,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of January 31, 2009 and February 2, 2008, no shares of preferred stock were outstanding.

  Common Stock

        On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or of our then outstanding common stock. Pursuant to this directive, and prior to certain repurchases of our common stock that were effected in Fiscal 2009 and as described below, we have used cash of $5.5 million to repurchase and retire 607,800 shares of our common stock with the last repurchase occurring in our fiscal year ended February 1, 2003. Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock. During Fiscal 2008 and Fiscal 2007, we did not repurchase any shares of our common stock. During Fiscal 2009, we spent $2.0 million to repurchase and retire a total of 109,716 shares at an average price of $17.99 per share.

  Dividends

        The Company has made a quarterly dividend payment to stockholders during each quarter of Fiscal 2009, Fiscal 2008, Fiscal 2007, fiscal 2006 and fiscal 2005. On January 29, 2009, our board of directors approved a dividend of $0.50 per share or $4,407,000 which was paid on March 18, 2009. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

  Stock-Based Compensation

        We currently maintain three equity-based compensation plans: (i) the Cherokee 1995 Incentive Stock Option Plan (the "1995 Plan"); (ii) the 2003 Incentive Award Plan (the "2003 Plan"); and (iii) the 2006 Incentive Award Plan (the "2006 Plan"). Each of these equity compensation plans provides for the issuance of equity-based awards to officers and other employees and directors, and

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

they have previously been approved by our stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

        1995 Plan—The 1995 Plan was approved at the October 1995 Annual Meeting of Stockholders under which the Company is authorized to grant up to 900,000 shares of common stock in the form of incentive and nonqualified options. During fiscal 2005, we granted the remaining 20,310 options available for issuance under the 1995 Plan. The options vest in equal installments over a three-year period starting at the grant date and have a term of ten years. As of January 31, 2009, there were no shares available for grants of options under the 1995 Plan. The 1995 Plan expired on July 24, 2005.

        2003 Plan—The 2003 Plan was approved at the June 2003 Annual Meeting of Stockholders under which the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares which may be subject to granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000. The principal purposes of the 2003 Plan is to provide additional incentive for our directors, employees and consultants to further our growth development and financial success and to enable us to obtain and retain their services. The Compensation Committee of the Board or another committee thereof (the "Committee") will administer the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors will administer the 2003 Plan with respect to grants to independent directors. Under the 2003 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The vesting period and term for options granted under the 2003 Plan is set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options. During Fiscal 2009 and Fiscal 2008, we did not grant any options under the 2003 Plan. During Fiscal 2007 we granted options under the 2003 Plan to purchase 50,644 shares of common stock, respectively. As of January 31, 2009 there were 40,092 shares available for option grants under the 2003 Plan as a result of various forfeitures of previously granted stock options. In the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 17, 2013.

        2006 Plan—The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders under which the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares which may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000. The principal purposes of the 2006 Plan is to provide an additional incentive for our directors, employees and consultants and its subsidiaries to further our growth development and financial success and to enable us to obtain and retain their services. The Committee will administer the 2006 Plan with respect to grants to our employees or consultants and the full Board will administer the 2006 Plan with respect to grants to independent directors. Under the 2006 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options. During Fiscal 2009 and Fiscal 2008, we granted options under the 2006 Plan to purchase 105,000 and 245,000, respectively, of shares of common stock. As of January 31, 2009, we have 35,250

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares available for option grants under the 2006 Plan. In the event that any outstanding option granted under the 2006 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

        Effective January 29, 2006, we adopted SFAS 123(R) using the modified prospective method which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions under the original SFAS 123. Stock-based compensation expense recognized under SFAS 123(R) for Fiscal 2009, Fiscal 2008 and Fiscal 2007, was $451,000, $776,000, and $705,000, respectively.

        The estimated fair value of options granted during Fiscal 2009, Fiscal 2008 and Fiscal 2007 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected Dividend Yield	8.8%	6.9% to 7.2%	6.1%
Expected Volatility	32.9%	27.9% to 32.7%	31.5%
Risk-Free Interest Rate	2.9%	4.4% to 4.5%	4.9%
Expected Life (in years)	4.5	4.5	4.5
Estimated Forfeiture Rate	10.0%	—	—

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of activity for the Company's stock options as of and for Fiscal 2009, Fiscal 2008 and Fiscal 2007 is as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, at January 28, 2006	202,949	$28.28
Granted	50,644	39.26
Exercised	(46,999)	26.28
Canceled/forfeited	—	—

Outstanding, at February 3, 2007	206,594	$31.42
Granted	245,000	$40.11
Exercised	(16,524)	$25.40
Canceled/forfeited	(14,167)	$41.65

Outstanding, at February 2, 2008	420,903	$37.38
Granted	105,000	$22.70
Exercised	(10,001)	$23.12
Canceled/forfeited	(161,179)	$38.29

Outstanding, at January 31, 2009	354,723	$31.83	4.92	$—

Vested and Exercisable at January 31, 2009	174,847	$33.53	3.76	$—

Unvested and not exercisable at January 31, 2009	179,876	$30.18	6.04	$—

        The weighted average grant date fair value of options granted under the plans for Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $7.32, $6.09 and $7.13, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on January 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 30, 2009 (the last trading day). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $58,000, $325,000 and $735,000, respectively.

        As of January 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.8 million, which is expected to be recognized over a weighted average period of approximately 1.58 years. The total fair value of all options which vested during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $698,000, $699,000 and $579,000, respectively.

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

        We have carried out an evaluation, as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2009.

        Management's Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that internal control over financial reporting as of January 31, 2009 is effective. Management's assessment of the effectiveness of our internal control over financial reporting as of January 31, 2009 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report under Item 8.

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

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders scheduled to be held on June 3, 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 31, 2009. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders scheduled to be held on June 3, 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 31, 2009.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders scheduled to be held on June 3, 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 31, 2009.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders scheduled to be held on June 3, 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 31, 2009.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders scheduled to be held on June 3, 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 31, 2009.

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
10.3	The 2003 Incentive Award Plan (incorporated by reference from Exhibit A of Cherokee Inc.'s Proxy Statement, Form DEF 14A, dated June 9, 2003).
10.4	The 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference from Annex A to Cherokee's Proxy Statement dated April 20, 2006 for its 2006 Annual Stockholders' meeting).
10.5
Termination and Settlement Agreement by and between Cherokee Inc. and Iconix Brand Group, Inc. dated as of April 27, 2006 (incorporated by reference from Exhibit 10.1 of Cherokee Inc.'s Report on Form 8-K dated April 27, 2006).
10.6	Summary of Oral Agreement with Jess Ravich regarding Bonus Award (incorporated by reference from Exhibit 10.1 of Cherokee Inc.'s Form 10-Q dated December 7, 2006).
10.7
Restated Licensing Agreement effective as of February 1, 2008, by and between the Company and Target Corporation (incorporated by reference from Exhibit 10.1 of Cherokee Inc.'s Report on Form 8-K dated January 8, 2008).
10.8
First Amendment to the Second Revised and Restated Management Agreement between the Company and The Newstar Group d/b/a The Wilstar Group dated as of November 29, 1999 (incorporated by reference from Exhibit 10.1 of Cherokee Inc.'s Report on Form 8-K dated August 28, 2007).
10.9
Contingent Finders Fee Agreement, entered into on October 8, 2007, by and between the Company and Keith Hull (incorporated by reference from Exhibit 10.10 of Cherokee Inc.'s Form 10-K for the fiscal year ended February 2, 2008).

Exhibit Number		Description of Exhibit
10.10		Cover Agreement to Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco Stores Limited ("Tesco"), together with the Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco; as amended by Amendment No. 1 to License Agreement, dated as of December 22, 2003, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 2 to License Agreement, dated as of August 3, 2004, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 3 to License Agreement, dated as of July 29, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by License Memo Agreement, dated as of November 25, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Trade Mark Sub-License Agreement, dated as of February 26, 2007, by and among Cherokee, Tesco and Shanghai Kangcheng Storage Co. Limited; as amended by Amendment No. 4 to License Agreement, dated as of March 6, 2008, by and among Cherokee, Tesco and certain affiliates of Tesco (incorporating by reference from Exhibit 10.11 of Cherokee Inc's Form 10-K for the fiscal year ended February 2, 2008).
14.1
Code of Business Conduct and Ethics adopted by Cherokee Inc. in March 2004. This Code of Business Conduct and Ethics, as applied to the Company's principal financial officers, shall be our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder (incorporated by reference from Exhibit 14.1 of Cherokee Inc.'s Form 10-K for the fiscal year ended January 31, 2004).
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
Date: April 13, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT MARGOLIS Robert Margolis	Chairman and Chief Executive Officer and Director	April 13, 2009
/s/ RUSSELL J. RIOPELLE Russell J. Riopelle	Chief Financial Officer and Principal Accounting Officer	April 13, 2009
/s/ TIMOTHY EWING Timothy Ewing	Director	April 13, 2009
/s/ KEITH HULL Keith Hull	Director	April 13, 2009
/s/ DAVE MULLEN Dave Mullen	Director	April 13, 2009
/s/ JESS RAVICH Jess Ravich	Director	April 13, 2009