Form 10-Q
period 2009-05-02
CHEROKEE INC
filed 2009-06-10
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 10, 2009
Common Stock, $.02 par value per share	8,814,187

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	May 2, 2009	January 31, 2009

Assets
Current assets:
Cash and cash equivalents	$9,582,000	$13,652,000
Receivables, net	8,535,000	5,475,000
Prepaid expenses and other current assets	74,000	75,000
Income taxes receivable	1,177,000	1,609,000
Deferred tax asset	582,000	795,000

Total current assets	19,950,000	21,606,000

Deferred tax asset	987,000	894,000
Property and equipment, net of accumulated depreciation of $744,000 and $725,000, respectively	194,000	210,000
Trademarks, net of accumulated amortization of $9,441,000 and $9,081,000, respectively	8,718,000	9,013,000
Other assets	14,000	14,000

Total assets	$29,863,000	$31,737,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$727,000	$954,000
Accrued compensation payable	512,000	2,902,000
Income taxes payable	1,877,000	734,000
Dividends payable	4,407,000	4,407,000

Total current liabilities	7,523,000	8,997,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,814,187 and 8,814,187 shares issued and outstanding at May 2, 2009 and at January 31, 2009, respectively	176,000	176,000
Additional paid-in capital	15,055,000	14,875,000
Retained earnings	7,109,000	7,689,000

Stockholders’ equity	22,340,000	22,740,000

Total liabilities and stockholders’ equity	$29,863,000	$31,737,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended
	May 2, 2009	May 3, 2008

Royalty revenues	$8,882,000	$11,523,000
Selling, general and administrative expenses	3,114,000	3,745,000

Operating income	5,768,000	7,778,000

Other income:
Investment and interest income	7,000	70,000

Total other income	7,000	70,000

Income before income taxes	5,775,000	7,848,000
Income tax provision	1,948,000	3,175,000

Net income	$3,827,000	$4,673,000

Basic earnings per share	$0.43	$0.52

Diluted earnings per share	$0.43	$0.52

Weighted average shares outstanding
Basic	8,814,187	8,915,013

Diluted	8,814,187	8,933,707

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at January 31, 2009	8,814,187	$176,000	$14,875,000	$7,689,000	$22,740,000

Stock-based compensation			180,000		180,000
Tax benefit related to stock options exercised
Proceeds from exercise of stock options
Accrued dividends				(4,407,000)	(4,407,000)
Net income				3,827,000	3,827,000

Balance at May 2, 2009	8,814,187	$176,000	$15,055,000	$7,109,000	$22,340,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three months ended
	May 2, 2009	May 3, 2008

Operating activities
Net income	$3,827,000	$4,673,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,000	13,000
Amortization of trademarks	360,000	352,000
Deferred income taxes	120,000	170,000
Stock-based compensation	180,000	239,000
Excess tax benefit from share-based payment arrangements	—	—
Changes in current assets and liabilities:
Increase in accounts receivable	(3,060,000)	(3,489,000)
Decrease in prepaid expenses and other assets	1,000	10,000
Decrease (increase) in income taxes receivable	432,000	(12,000)
Increase (decrease) in accounts payable	(227,000)	276,000
Decrease in accrued compensation	(2,390,000)	(3,262,000)
Increase in income taxes payable and other accrued liabilities	1,143,000	2,597,000

Net cash provided by operating activities	405,000	1,567,000

Investing activities
Purchase of property and equipment	(3,000)	(26,000)
Purchase of trademarks, registration and renewal costs	(65,000)	(100,000)

Net cash used in investing activities	(68,000)	(126,000)

Financing activities
Proceeds from exercise of stock options	—	154,000
Purchase and retirement of common stock	—	—
Dividends	(4,407,000)	(6,685,000)
Excess tax benefit from share-based payment arrangements	—	—

Net cash used in financing activities	(4,407,000)	(6,531,000)

Decrease in cash and cash equivalents	(4,070,000)	(5,090,000)
Cash and cash equivalents at beginning of period	13,652,000	21,955,000

Cash and cash equivalents at end of period	$9,582,000	$16,865,000

Cash paid during period for:
Income taxes	$197,000	$382,000
Interest	—	—
Non cash financing activities:
Issuance of common stock for acquisition of trademark	—	—
Declaration of dividends	$4,407,000	$6,690,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of May 2, 2009 and for the three month periods ended May 2, 2009 and May 3, 2008 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 31, 2009 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month period ended May 2, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended May 2, 2009; the term “Fiscal 2010” refers to our fiscal year ending January 31, 2010; the term “Fiscal 2009” refers to our most recent past fiscal year ended January 31, 2009; the term “Fiscal 2008” refers to our fiscal year ended February 2, 2008; and the term “Fiscal 2007” refers to our fiscal year ended February 3, 2007.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from royalty and finders agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter.  Revenues are not recognized unless collectability is reasonably assured. Certain royalty agreements that account for the majority of our historical revenues are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by our licensees.  Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded.  The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year, and as a consequence such royalty rate reductions do not impact previously recognized royalty revenue.

As a result, our royalty revenues from certain licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease in each fiscal quarter as licensees reach certain retail sales thresholds contained in their respective license agreements.  Therefore, the amount of royalty revenue we recognize in any quarter is dependent on the retail sales of branded products in such quarter and the royalty rate in effect after considering the cumulative level of retail sales.  Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters.  The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended May 2, 2009 and May 3, 2008:

	Three Months Ended
	May 2, 2009	May 3, 2008
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$3,827,000	$4,673,000

Denominator:
Denominator for net income per common share – weighted average Shares	8,814,187	8,915,013
Effect of dilutive securities:
Stock options	—	18,694

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,814,187	8,933,707

The diluted weighted average number of shares for the three month periods ended May 2, 2009 and May 3, 2008 excludes 354,723 and 358,478, respectively, shares of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive.

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

In 1997, we entered into a license agreement with Target that grants Target the exclusive right in the United States to use the Cherokee trademarks in various categories of merchandise.  Effective February 1, 2008, we entered into a restated license agreement with Target (the “Restated Target Agreement”).  The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise.  The term of the Restated Target Agreement continues through January 31, 2012.  However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the agreement during February of the calendar year prior to termination.  Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise.

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

We also have other licensing agreements regarding our brands, including with:  (i) Zellers for our Cherokee brand in Canada; (ii) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries; and (iii) a number of other international license agreements for our Cherokee brand.   For a more complete description of our license agreements and other commercial agreements, please see our Annual Report on Form 10-K for our fiscal year ended January 31, 2009.

Stock-Based Compensation

We currently maintain three equity-based compensation plans:  (i) the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”); (ii) the 2003 Incentive Award Plan (the “2003 Plan”); and (iii) the 2006 Incentive Award Plan (the “2006 Plan” and , together with the 2003 Plan, the “Plans”).  Each of these equity based compensation plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders.  Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options.

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

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) administers the 2003 Plan with respect to grants to independent directors.  Awards under the 2003 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2003 Plan.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2003 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the three months ended May 2, 2009, we did not make any grants under the 2003 Plan, nor were there any forfeits of previously outstanding options.  As of May 2, 2009, there were 40,096 shares available for option grants under the 2003 Plan.  In the event that any outstanding option under the 2003 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 28, 2016.

The 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The 2006 Plan provides for the grant of options and restricted stock awards.  The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors.  Awards under the 2006 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan.  The 2006 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the 2006 Plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2006 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options.  During the three months ended May 2, 2009, we did not make any grants under the 2006 Plan, nor were there any forfeits of previously outstanding options.  In the event that any outstanding option granted under the 2006 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.  As of May 2, 2009, we had 35,250 shares available for grants of Awards under the 2006 Plan.

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended May 2, 2009 was $180,000, as compared to $239,000 for the comparable period in the prior year.  There were no stock option grants in the First Quarter or in the comparable period in the prior year.

When grants of options are made, the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  The expected stock price volatility is based on the historical volatility of our stock price.  The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term.  The dividend yield is based on the past dividends paid and the current dividend yield at the time of grant.

A summary of activity for the Company’s stock options for the First Quarter is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 31, 2009	354,723	$31.83
Granted	—	—
Exercised	—	—
Canceled/forfeited	—	—

Outstanding, at May 2, 2009	354,723	$31.83	4.67	$—

Vested and Exercisable at May 2, 2009	199,170	$34.56	3.64	$—

Non-vested and not exercisable at May 2, 2009	155,553	$28.30	5.84	$—

As of May 2, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $676,073, which is expected to be recognized over a weighted average period of approximately 1.5 years.  The total fair value of all options which vested during the First Quarter was $159,000.

Trademarks

During the First Quarter the Company did not acquire any trademarks, nor were there any trademark acquisitions during the comparable period last year.  Trademark registration and renewal fees which were capitalized during the First Quarter totaled $65,000.  In comparison, for the three months ended May 3, 2008 the total trademark registration and renewal fees capitalized totaled $100,000.

Income Taxes

Income tax expense of $1.9 million was recognized for the three months ended May 2, 2009, resulting in an effective tax rate of 33.8% in the first three months of Fiscal 2010, as compared to 40.5% in the first three months of last year and compared to 37.8% for the full year of Fiscal 2009. Our lower effective tax rate compared with the same period last year was primarily the result of filing a refund claim with the California Franchise Tax Board related to calculation of apportionment of net income. The refund claim resulted in a tax provision decrease of approximately $430,000.  Additionally, in February 2009, California enacted new legislation, which provides for the election of a single factor apportionment formula for tax years beginning in 2011. The effect of the new legislation resulted in a tax provision increase of approximately $30,000 during the three months ended May 2, 2009.

The Company files U.S. federal and state income tax returns.  For the federal income tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2007.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2003.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income.  As of January 31, 2009 and May 2, 2009, respectively, accrued interest on a gross basis was $96,000 and $51,000.

We adopted the provision of FIN 48 effective February 4, 2007. The cumulative effective of applying FIN 48 resulted in a decrease to retained earnings of $0.4 million as of February 4, 2007.  As of January 31, 2009 and May 2, 2009, respectively, the total amount of gross unrecognized tax benefits was approximately $0.5 and $0.4 million, of which approximately $0.5 and $0.4 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is reasonably possible that $0.3 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on the results of operations or the financial position of the Company.

Recent Accounting Pronouncements

Cherokee adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on its first day of Fiscal 2009, which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

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

(3)   Dividends

On January 29, 2009, our Board of Directors approved a dividend of $4.4 million, or $0.50 per share, which was paid on March 18, 2009.  On April 28, 2009, we declared a dividend of $4.4 million, or $0.50 per share, which is to be paid on June 18, 2009 to stockholders of record as of June 2, 2009.

(4)   Material Agreements

In December 2002, we acquired out of bankruptcy the trademarks of CL Fashion Inc., which included Carole Little, CLII, Saint Tropez-West, Chorus Line, All That Jazz, and Molly Malloy for an aggregate purchase price of $2.7 million. Concurrently, we entered into a five-year licensing agreement with TJX Companies for the Carole Little, CLII and Saint Tropez-West brands, which was subsequently renewed for a second five year term to January 13, 2013.  The licensing agreement with TJX provides us with minimum guaranteed annual royalties during the term of the agreement and provides TJX with the option at the expiration of the initial term of the agreement to either renew the agreement for an additional five years or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. After we recover our investment of $2.7 million from the Carole Little brands (Carole Little, CLII and Saint Tropez-West) then 45% of any additional monies received from the Carole Little brands must be paid by us to Ms. Carole Little (StudioCL Corporation), the founder of CL Fashion Inc.  As of February 3, 2007, we had recovered all of our acquisition costs of $2.7 million from the cumulative royalties received from the Carole Little brands, and began accounting for a 45% share of the royalties above these acquisition costs as an expense to Ms. Carole Little (StudioCL Corporation) in the fourth quarter of Fiscal 2007, which continued in the first quarter of Fiscal 2008.

On April 12, 2007, we entered into an agreement to repurchase from CL Studio Corporation their 45% share of royalties from the Carole Little brands, for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock (the total number of shares issued were 63,068 and were based on a 10-day average closing price of $43.604 per share).  These payments were made in April, 2007 in accordance with the terms of the agreement.  During June 2007, in accordance with the terms of the agreement, we made a final payment of approximately $254,000 to CL Studio Corporation, which represented their final 45% share of Carole Little royalties from the first quarter of Fiscal 2008.  Since May 6, 2007 we have been receiving 100% of the royalties earned from the licensing of the Carole Little brands as a result of this agreement.

(5)   Related Party Transactions

The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a management agreement (the “Management Agreement”).  The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Management Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by the Company’s Compensation Committee.  The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million.  For Fiscal 2010, pursuant to the Management Agreement, Mr. Margolis’ base compensation is $790,000.  For the First Quarter the Company accrued bonus compensation payable totaling $512,000, the majority of which pertains to Mr. Margolis’ performance bonus for this period.  As of May 2, 2009 and January 31, 2009, the Company accrued bonus compensation payable pertaining to Mr. Margolis’ performance bonus of $0.5 million and $2.9 million, respectively.  If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the Management Agreement will also increase.

If the Company fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are satisfied.  Pre-tax earnings for Fiscal 2008, Fiscal 2007 and Fiscal 2006 exceeded specified levels as set forth in the Management Agreement and as reviewed and agreed upon by the Company’s Compensation Committee, thereby automatically extending the Management Agreement to February 1, 2011.  However, pre-tax earnings for Fiscal 2009 did not exceed the specified criteria for extending the Management Agreement, and hence as of May 2, 2009, the expiration date of the Management Agreement is currently February 1, 2011.  The Management Agreement also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined in the Management Agreement.  If we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement if we materially breach the terms and conditions of the Management Agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus, plus the pro rata earned performance bonus during such fiscal year up to the date of termination. (the “Termination Payment”).  On August 28, 2007, we entered into an amendment (the “Amendment”) to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding all revenues received from Mossimo, Inc. during Fiscal 2007 and also the related expenses associated with the termination of the Finder’s Agreement.  The Amendment was approved by the Company’s stockholders at the Annual Meeting of the Stockholders on August 28, 2007.  In the event the Management Agreement, as amended, was terminated as described above, the Termination Payment for Mr. Margolis as of May 2, 2009 would be approximately $11.6 million.

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

Introduction

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q.  See “Item 1. Consolidated Financial Statements” and our Form 10-K for our fiscal year ended January 31, 2009 (“Fiscal 2009”).

Cherokee Inc. (which may be referred to as we, us, our or the Company) is in the business of marketing and licensing the Cherokee, Sideout and Carole Little brands and related trademarks and other brands we own or represent. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the world.

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others. As of May 2, 2009, we had sixteen continuing license agreements covering both domestic and international markets.  During our fiscal year ended February 3, 2007, we terminated one material licensing agreement (our Finder’s Agreement with Mossimo Inc.) in exchange for a one-time payment of $33.0 million during our fourth quarter of that fiscal year.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock.  Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and are described below, we have used cash of $7.5 million to repurchase and retire a total of 717,516 shares of our common stock since the stock repurchases were authorized.  Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock.  During Fiscal 2008 and Fiscal 2007, we did not repurchase any shares of our common stock.  During Fiscal 2009, we purchased and retired a total of 109,716 shares of our common stock at an average price of $17.99.  We did not repurchase any shares of our common stock during the First Quarter.  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

You should refer to our Annual Report on Form 10-K for Fiscal 2009, for a discussion of our policies on revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation and accounting for stock-based compensation.

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

We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of January 31, 2009 and May 2, 2009, respectively, accrued interest on a gross basis was $96,000 and $51,000.  The total amount of gross unrecognized tax benefits as of January 31, 2009 and May 2, 2009, respectively, was approximately $0.5 and $0.4 million, of which approximately $0.5 million and $0.4 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that $0.3 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on our results of operations or financial position.

The Company files U.S. federal and state tax returns. For the federal tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2007.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2003.

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

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method.  We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations.  Stock-based compensation expense recognized under SFAS 123(R) for the three months ended May 2, 2009 (the “First Quarter”) was $180,000, and for the three months ended May 3, 2008 was $239,000.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the First Quarter, total U.S. dollar based retail sales of merchandise bearing the Cherokee brand were 23.7% below the total U.S. dollar based retail sales for the first quarter of last year, with U.S. dollar based retail sales totaling approximately $382.5 million in our First Quarter versus approximately $501.7 million in total U.S. dollar based retail sales for the first quarter of last year.   Most of this decline was due to the following two factors:  (i) a difficult retailing environment worldwide as a result of the global recession; and (ii) the stronger U.S. dollar during the First Quarter as compared to the first quarter of last year, which resulted in lower comparative U.S. dollar-based retail sales from many of our international licensees, and ultimately lower U.S. dollar based royalties.

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

During the First Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $210.0 million compared to approximately $259.5 million for the three months ended May 3, 2008, or a decline of 19.1%.  This decline was due to both a difficult retailing environment, and also a reduction in the number of men’s and women’s apparel categories currently being utilized for the Cherokee brand by Target in the First Quarter, as compared to the prior year.  This decline was offset somewhat by the growth in Cherokee branded kid’s apparel categories at Target during the First Quarter.   As a consequence, our royalty revenues for the First Quarter from Target Stores decreased by 22% compared to the comparable period last year.

Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand, which for the First Quarter and last year’s comparable period included the U.K., Ireland, Poland, the Czech Republic, Hungary and Slovakia, were $145.1 million in our First Quarter, compared to $207.7 million in the first quarter of last year, representing a total decline of 30.1%.  Much of this decline was due to the strengthening of the U.S. dollar, as the change in the exchange rates from last year’s first quarter as compared to the First Quarter was -27.5% for the United Kingdom, and ranged from -20% to -33% in the Central European countries.  Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 12.7% in the First Quarter as compared to the comparable period in the prior year.  Hence, retail sales in U.S. dollars for the United Kingdom totaled $93.5 million in the First Quarter, as compared to $147.9 million in the first quarter of last year.  Retail sales in the Tesco Central European countries of the Czech Republic, Slovakia, Poland and Hungary, as measured in their respective local currencies, reflected increases ranging from 11% to 28%.  However, currency rate fluctuations in the Central European countries, reflecting the stronger U.S. dollar in the First Quarter, exhibited unfavorable changes ranging from -20% to -33%, and as a consequence the collective U.S. dollar based retail sales from Tesco Central Europe for the First Quarter were $48.2 million, as compared to $54.3 million in the first quarter of last year.

Zeller’s retail sales of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $12.8 million during the First Quarter compared to $18.8 million for the first quarter of last year, representing a 32% decline.  Retail sales as measured in Canadian dollars were down 20.8% in the First Quarter as compared to the comparable period in the prior year.  However, the change in the exchange rates from last year’s first quarter as compared to the First Quarter was -14.3% for Zellers, due to the stronger U.S. dollar in the First Quarter.

Despite the global recession and a stronger U.S. dollar in the First Quarter, on a U.S. dollar basis we experienced retail sales increases with several other of our foreign licensees, including the countries of Chile and Peru.  We expect that several of our newer foreign territories, such as Brazil and Israel, may continue to show growth throughout Fiscal 2010, and we expect our licensee in Spain to begin selling Cherokee branded products later this year.

During the First Quarter, sales of Carole Little and St. Tropez-West branded products by TJX were approximately $36.8 million, as compared to $17.5 million for the first quarter of last year, representing an increase of 109.8% over last year.

Royalty Revenues and Expenses

Royalty revenues were $8.9 million during the First Quarter, which is $2.6 million less than the $11.5 million reported during the three month period ended May 3, 2008.  Revenues from the Cherokee brand were $7.9 million during the First Quarter compared to $11.0 million for the first quarter of last year.  During the First Quarter and the first quarter of last year, revenues of $4.2 million and $5.4 million were recognized from Target Stores, respectively, which accounted for 47% of our total revenues in each such period.  The decrease in revenues from Target Stores was attributable to a difficult retailing environment, and also a significant reduction by Target of the Cherokee brand in the men’s and women’s apparel product categories in the First Quarter, as compared to the comparable period last year.  Despite a difficult retailing environment in the U.S., the Cherokee brand in kids apparel categories at Target experienced growth in the First Quarter as compared to the same period in the prior year.  Revenues from all of the Tesco countries were $3.0 million during the First Quarter compared to $4.6 million for the first quarter of last year.  Royalties from Tesco U.K. totaled $1.9 million in the First Quarter, as compared to $3.5 million in the prior year (which included about $0.5 million of past years audit royalties).  The decline in the U.K. of the retail sales of Cherokee products in local currency was -12.8%, which we attribute primarily to a difficult consumer environment in the U.K., but combined with an unfavorable -27.5% change in the exchange rate due to the strengthening dollar, the resulting change in royalties was a decline of 45%.  The decline in royalties from Cherokee branded products in all other Tesco countries (Ireland, Central Europe) was about 12%, significantly less than the decline in the U.K.  The decrease in royalties from the Central European Tesco territories is due to the unfavorable change in exchange rates due to the strengthening of the U.S. dollar, as the retail sales in the local currencies were higher in the First Quarter as compared to the first quarter of last year.  Revenues from Zellers were $254,000 during the First Quarter compared to $375,000 for the first quarter of last year, due primarily to reductions in men’s and women’s product categories, including footwear.  Royalty revenues from our retail direct licensee in Mexico, Comercial Mexicana, totaled $149,000 during the First Quarter, as compared to $271,000 in royalty revenues for the first quarter of last year.  This decline was due to a difficult retail environment in Mexico during the First Quarter, and also the stronger U.S. dollar as compared to the first quarter of last year.

Revenues from the Sideout brand were $49,000 during the First Quarter compared to $192,000 for the first quarter last year.  Revenues from Mervyn’s (which is a Sideout brand licensee) during the First Quarter were $0 compared to $155,000 for the first quarter of last year, as Mervyn’s is in the process of liquidating its retail operations.  First Quarter revenues also included $470,000 from TJX (per our licensing contract for the Carole Little brands), as compared to $244,000 for the first quarter of last year, due to higher retail sales of Carole Little branded products during the First Quarter.  Revenues from our brand representation licensing arrangements totaled $429,000 in our First Quarter, as compared to $133,000 in the comparable period last year.

Revenues from international licensees of both Cherokee and Sideout brands, such as Zellers and Tesco, were collectively $3.8 million during the First Quarter compared to $5.5 million for the first quarter of last year.  This decrease is primarily due to the strengthening of the U.S. dollar in the First Quarter as compared to the comparable period last year.  A 12.7% decline in retail sales in local currency in the U.K. (our largest international territory in terms of retail sales) also contributed to this decrease, but local currency retail sales in the Central European countries were higher.

Royalty revenues during the First Quarter benefitted from higher royalty rates applied under our contracts with Tesco and Target during the period because the cumulative retail sales during the First Quarter had not exceeded the applicable thresholds for reduced royalty rates during Fiscal 2010.  In the event that cumulative retail sales in future quarters in Fiscal 2010 do exceed the applicable thresholds for reduced royalty rates, we will then be entitled to a smaller royalty rate on incremental retail sales by Target and Tesco that are in excess of such thresholds.

We believe that our future revenues from Target, for the remaining nine months of Fiscal 2010, will likely be down or flat when compared to the revenues from Fiscal 2009, primarily due to the reduced presence of the Cherokee brand in men’s and women’s apparel categories, but we expect our presence in kids apparel categories at Target may continue to grow.  We believe that our future revenues from Zellers will continue to be down due to reduced economic activity and consumer spending as compared to Fiscal 2009.  Based on Tesco’s sales of Cherokee branded products in Fiscal 2009 and the First Quarter, and the retail decline occurring in the United Kingdom, we believe that our future revenues from Tesco will likely be down when compared to the revenues from Fiscal 2009.  Based upon the royalties received for our First Quarter from TJX, we estimate that our future royalty revenues from TJX may be up or flat when compared to the revenues from Fiscal 2009, but will depend upon the future condition of the U.S. retail market, which is currently difficult and uncertain.  Furthermore, although the U.S. dollar has weakened a bit since the end of the First Quarter, should it strengthen in the future against such foreign currencies, our future royalties from our international licensees will be negatively affected throughout the rest of Fiscal 2010.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $8.5 million as of the end of the First Quarter included accrual for revenues earned from Target Stores, Zeller’s, Tesco, TJX and other licensees that are expected to be received in the month or 45 days following the end of the First Quarter.

Selling, general and administrative expenses for the First Quarter were $3.1 million, or 35.1% of revenues, in comparison to selling, general and administrative expenses of $3.7 million, or 32.5% of revenues during the first quarter of last year.  The changes in our selling, general and administrative expenses, including the decrease of about $0.6 million during the First Quarter as compared to the first quarter of last year, resulted from the following factors, among others:  (i) lower marketing salaries and payroll tax and bonus accrual expenses in the First Quarter as compared to the first quarter of last year; (ii) lower marketing and advertising related expenses in the First Quarter as compared to the first quarter of last year; (iii) lower travel and entertainment related expenses; (iv) lower stock compensation expenses of $180,000 in our First Quarter, as compared to $239,000 in the first quarter of last year; and (v) lower tax and audit related expenses.

During the First Quarter, our investment and interest income was $7,000 compared to $70,000 for the first quarter of last year.  The decrease in interest income is primarily due to lower cash balances and lower interest rates during the First Quarter as compared to the first quarter of last year.

During the First Quarter, we recorded a tax provision of $1.9 million which equates to an effective tax rate of 33.8%, compared to $3.2 million and an effective tax rate of 40.5% recorded for the first quarter of last year.  During the First Quarter, our net income was $3.8 million, or $0.43 per diluted share, compared to $4.7 million, or $0.52 per diluted share, for the first quarter of last year.

Liquidity and Capital Resources

Cash Flows.  On May 2, 2009, we had cash and cash equivalents of $9.6 million.  On January 31, 2009, we had cash and cash equivalents of $13.7 million.  The $4.1 million decrease in cash and cash equivalents during the First Quarter is primarily attributable to the payment of $4.4 million in dividends during the First Quarter, and the payment of our previously accrued management and employee bonuses of $2.9 million during the First Quarter.  These were offset by various other items detailed below.

During the First Quarter, cash provided by our operations was $0.4 million, compared to cash provided by our operations of $1.6 million for the first quarter of last year.  The cash provided from operations of $0.4 million during our First Quarter was primarily due to the changes in:  (i) accrued compensation, which was reduced by $2.4 million in the First Quarter, as compared to a decrease of $3.3 million in the first quarter of last year; (ii) accounts receivables, which increased by $3.1 million in the First Quarter, as compared to an increase of $3.5 million in the first quarter of last year; (iii) an increase in income taxes payable of $1.1 million in the First Quarter, as compared to an increase of $2.6 million in the first quarter of last year; and (iv) a decrease in taxes receivable of $0.4 million in the First Quarter, as compared to a minor increase in the first quarter of last year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $180,000 in our First Quarter pursuant to SFAS 123 (R) as compared to $239,000 in the first quarter of last year, and our deferred tax assets decreased by $120,000 in the First Quarter, as compared to a decrease of $170,000 last year.

Cash used by investing activities during the First Quarter was $68,000, which was comprised of $3,000 of capital expenditures of office equipment, and $65,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the first quarter of last year, cash used by investing activities was $126,000, which was comprised of $26,000 of capital expenditures of office equipment, and $100,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $4.4 million during the First Quarter, which represented the payment of dividends of $4.4 million in March 2009.  In comparison, during the first quarter of last year cash used in financing activities was $6.5 million, which included the payment of dividends of $6.7 million in the first quarter of last year, which was offset by the receipt of $154,000 in proceeds from the exercise of stock options.

Uses of Liquidity. We anticipate that our cash requirements through the end of Fiscal 2010 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock.  Our historical dividend payments have exceeded our cash flow from operations.  In recognition of the fact that these dividends could not continue at historical levels beyond Fiscal 2009 unless cash flow from operations increases substantially, our Board reduced the amount of our dividend to a level that may be sustainable for a longer period of time, depending upon our operating performance.  Our dividend payments in the First Quarter exceeded our cash flow from operations, and our dividends may not continue at current levels beyond Fiscal 2010 unless cash flow from operations increases.  The declaration and payment of any future dividends or repurchase of shares of our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through April 2010; provided that, if our Management Agreement with our CEO is terminated, we may not have sufficient cash to make the lump sum payment due to Mr. Margolis.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of May 2, 2009, we did not have any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of May 2, 2009, we did not have any standby letters of credit nor any standby repurchase obligations.

If our revenues and cash flows during Fiscal 2010 are lower than Fiscal 2009, which we expect may occur, we would have less cash available to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands.  In addition, if our revenues and cash flows during Fiscal 2010 are materially lower than Fiscal 2009, we may need to take steps to reduce expenditures by scaling back operations and reducing staff.  However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the Management Agreement, employee bonuses and any other agreements.  We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of May 2, 2009, we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material affect on our results of operations or cash flow.  For Fiscal 2009, revenues from international licensing comprised 53% of our consolidated revenues.  For the First Quarter, international licensing royalties comprised 43.0% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our First Quarter revenues by approximately $0.4 million, which represents 4.3% of the total revenues reported for the First Quarter.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, in past years the weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Zellers increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  However, during the First Quarter the U.S. dollar was significantly stronger than it was in the comparable period in the prior year, and hence had an unfavorable effect on the dollar based royalties we received from our international licensees.  For example, the royalty revenues from Tesco U.K. in our First Quarter reflect a -27.6% unfavorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year.  In the future, should the dollar strengthen further against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of May 2, 2009.

(b) Changes in internal controls.  Management determined that as of May 2, 2009, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is largely dependent on royalties from two licensees, Target Stores and Tesco, which each accounted for 42% of our consolidated licensing revenues in Fiscal 2009, and accounted for 47% and 33%, respectively, of our First Quarter licensing revenues.

During Fiscal 2009, 42% of our licensing revenues were generated from Target and 42% of our licensing revenues were generated from Tesco.  For the First Quarter, 47% and 33%, respectively, of our licensing revenues were generated from Target Stores and Tesco.  We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement.  The termination of either the Restated Target Agreement or the Tesco Agreement would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner.  We are unsure whether we would be able to replace the royalty payments received from Target and Tesco.  Together, these two licensees accounted for 84% of our consolidated licensing revenues in Fiscal 2009 and accounted for 80% of our consolidated licensing revenues in our First Quarter.

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

Mr. Margolis’ services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement (the “Management Agreement”). The current term of the Management Agreement ends February 1, 2011; however, the term may be extended indefinitely for additional one year terms so long as we meet certain pre-tax earnings thresholds.  If we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the Management Agreement at the rate in effect at the time of the termination plus the amount of the previous year’s performance bonus under the Management Agreement. Mr. Margolis’ annual base compensation for Fiscal 2010 is $790,000 and his performance bonus for Fiscal 2009 was approximately $2.9 million. Based on Mr. Margolis’ salary for Fiscal 2009 and his bonus paid for Fiscal 2009, the lump sum payment owed upon such a termination would be approximately $11.1 million, plus his pro rata earned performance bonus during Fiscal 2010 up to the date of termination.

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

Although we have paid dividends during each quarter since December 2003, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors.  Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.  In recognition of the fact that our payment of dividends could not continue at historical levels beyond Fiscal 2009 unless cash flow from operations increases substantially, on July 31, 2008, we announced that we reduced our future quarterly dividend payment from $0.75 per share to $0.50 per share, which more closely aligned our dividend payments with our expected cash flow from operations.  Should our future dividend payments end up exceeding our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments in order to align our dividend payments with the cash flow generated from our operations.  Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, or should we decide to use our excess cash to make acquisitions of complimentary business or brands, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

(a)             Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 10, 2009

CHEROKEE INC.

By:	/s/ Robert Margolis

Robert Margolis Chief Executive Officer (Principal Executive Officer)

By:	/s/ Russell J. Riopelle

Russell J. Riopelle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)