Form 10-Q
period 2009-08-01
CHEROKEE INC
filed 2009-09-09
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2009.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 8, 2009

Common Stock, $.02 par value per share	8,814,187

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	August 1, 2009	January 31, 2009

Assets
Current assets:
Cash and cash equivalents	$8,940,000	$13,652,000
Receivables, net	7,440,000	5,475,000
Prepaid expenses and other current assets	174,000	75,000
Income taxes receivable	1,861,000	1,609,000
Deferred tax asset	359,000	795,000

Total current assets	18,774,000	21,606,000

Deferred tax asset	1,112,000	894,000
Property and equipment, net of accumulated depreciation of $762,000 and $725,000, respectively	182,000	210,000
Trademarks, net of accumulated amortization of $9,802,000 and $9,081,000, respectively	8,409,000	9,013,000
Other assets	14,000	14,000

Total assets	$28,491,000	$31,737,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$979,000	$954,000
Accrued compensation payable	1,294,000	2,902,000
Income taxes payable	878,000	734,000
Dividends payable	4,407,000	4,407,000

Total current liabilities	7,558,000	8,997,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,814,187 and 8,814,187 shares issued and outstanding at August 1, 2009 and at January 31, 2009, respectively	176,000	176,000
Additional paid-in capital	15,192,000	14,875,000
Retained earnings	5,565,000	7,689,000

Stockholders’ equity	20,933,000	22,740,000

Total liabilities and stockholders’ equity	$28,491,000	$31,737,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Six months ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Royalty revenues	$8,091,000	$10,540,000	$16,974,000	$22,063,000
Selling, general and administrative expenses	3,346,000	3,884,000	6,460,000	7,628,000

Operating income	4,745,000	6,656,000	10,514,000	14,435,000

Other income:
Interest and other income	6,000	28,000	13,000	97,000

Total other income	6,000	28,000	13,000	97,000

Income before income taxes	4,751,000	6,684,000	10,527,000	14,532,000
Income tax provision	1,888,000	2,646,000	3,837,000	5,821,000

Net income	$2,863,000	$4,038,000	$6,690,000	$8,711,000

Basic earnings per share	$0.32	$0.45	$0.76	$0.98

Diluted earnings per share	$0.32	$0.45	$0.76	$0.98

Weighted average shares outstanding
Basic	8,814,187	8,921,655	8,814,187	8,918,334

Diluted	8,814,187	8,925,931	8,814,187	8,930,180

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at January 31, 2009	8,814,187	$176,000	$14,875,000	$7,689,000	$22,740,000

Stock-based compensation			317,000		317,000
Tax benefit related to stock options exercised
Proceeds from exercise of stock options
Accrued dividends				(8,814,000)	(8,814,000)
Net income				6,690,000	6,690,000

Balance at August 1, 2009	8,814,187	$176,000	$15,192,000	$5,565,000	$20,933,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six months ended
	August 1, 2009	August 2, 2008
Operating activities
Net income	$6,690,000	$8,711,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,000	27,000
Amortization of trademarks	721,000	704,000
Deferred income taxes	218,000	269,000
Stock-based compensation	317,000	279,000
Excess tax benefit from share-based payment arrangements	—	(148,000)
Changes in current assets and liabilities:
Increase in accounts receivable	(1,965,000)	(2,477,000)
Increase in prepaid expenses and other assets	(99,000)	(57,000)
Decrease (increase) in income taxes receivable	(252,000)	387,000
Increase in accounts payable	25,000	370,000
Decrease in accrued compensation	(1,608,000)	(1,960,000)
Increase in income taxes payable and other accrued liabilities	144,000	1,265,000

Net cash provided by operating activities	4,229,000	7,370,000

Investing activities
Purchase of property and equipment	(10,000)	(44,000)
Purchase of trademarks, registration and renewal costs	(117,000)	(193,000)

Net cash used in investing activities	(127,000)	(237,000)

Financing activities
Proceeds from exercise of stock options	—	231,000
Purchase and retirement of common stock	—	(219,000)
Dividends	(8,814,000)	(13,377,000)
Excess tax benefit from share-based payment arrangements	—	148,000

Net cash used in financing activities	(8,814,000)	(13,217,000)

Decrease in cash and cash equivalents	(4,712,000)	(6,084,000)
Cash and cash equivalents at beginning of period	13,652,000	21,955,000

Cash and cash equivalents at end of period	$8,940,000	$15,871,000

Cash paid during period for:
Income taxes	$3,461,000	$3,847,000
Interest	—	—

Declaration of dividends	$4,407,000	$4,457,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of August 1, 2009 and for the three and six month periods ended August 1, 2009 and August 2, 2008 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 31, 2009 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and six month periods ended August 1, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended May 2, 2009; the term “Second Quarter” refers to the three months ended August 1, 2009; the term “Six Months” refers to the six months ended August 1, 2009; the term “Fiscal 2010” refers to our fiscal year ending January 30, 2010; the term “Fiscal 2009” refers to our most recent past fiscal year ended January 31, 2009; the term “Fiscal 2008” refers to our fiscal year ended February 2, 2008; and the term “Fiscal 2007” refers to our fiscal year ended February 3, 2007.

The Company has performed an evaluation of subsequent events through September 9, 2009, which is the date the financial statements were issued.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended August 1, 2009 and August 2, 2008:

	August 1, 2009		August 2, 2008
	3 Months	6 Months	3 Months	6 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,863,000	$6,690,000	$4,038,000	$8,711,000

Denominator:
Denominator for net income per common share-weighted average shares	8,814,187	8,814,187	8,921,655	8,918,334
Effect of dilutive securities:
Stock options	—	—	4,276	11,846

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,814,187	8,814,187	8,925,931	8,930,180

The diluted weighted average number of shares for the three month periods ended August 1, 2009 and August 2, 2008, respectively, excludes 354,723 and  224,311 shares, respectively, of common stock issuable on the exercise of stock options that have an exercise price above the average market price for the period because such stock options outstanding were anti-dilutive.  The diluted weighted average number of shares for the six month periods ended August 1, 2009 and August 2, 2008, respectively, excludes 354,723 and 224,311 shares, respectively, of common stock issuable on the exercise of stock options because such options were anti-dilutive.

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

In 1997, we entered into a license agreement with Target that grants Target the exclusive right in the United States to use the Cherokee trademarks in various categories of merchandise.  Effective February 1, 2008, we entered into a restated license agreement with Target (the “Restated Target Agreement”).  The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise.  The term of the Restated Target Agreement continues through January 31, 2012.  However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the agreement during February of the calendar year prior to the date of termination.  Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise.

On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Tesco (the “Tesco Agreement”).  Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries.  In January 2004, we expanded the Tesco Agreement to include South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we expanded the Tesco Agreement to include Poland and the Czech Republic.  In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary.  In February 2007, we added the territory of China to the Tesco Agreement, but to date Tesco has not sold any Cherokee branded products in its Asian territories.  The term of the Tesco Agreement expires on January 31, 2011, and Tesco has several options to extend this term.

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

Stock-Based Compensation

We currently maintain three equity-based compensation plans:  (i) the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”); (ii) the 2003 Incentive Award Plan (the “2003 Plan”); and (iii) the 2006 Incentive Award Plan (the “2006 Plan” and, together with the 2003 Plan, the “Plans”).  Each of these equity based compensation plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders.  Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options.

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

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) administers the 2003 Plan with respect to grants to independent directors.  Awards under the 2003 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2003 Plan.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2003 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the six months ended August 1, 2009, we did not make any grants under the 2003 Plan, nor were there any forfeits of previously outstanding options.  In the event that any outstanding option under the 2003 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 28, 2016.  As of August 1, 2009, there were 40,096 shares available for option grants under the 2003 Plan.

The 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The 2006 Plan provides for the grant of options and restricted stock awards.  The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors.  Awards under the 2006 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan.  The 2006 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the 2006 Plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2006 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options.  During the six months ended August 1, 2009, we did not make any grants under the 2006 Plan, nor were there any forfeits of previously outstanding options.  In the event that any outstanding option granted under the 2006 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.  As of August 1, 2009, we had 35,250 shares available for grants of Awards under the 2006 Plan.

Stock-based compensation expense recognized under SFAS 123(R) for the Six Months was $317,000, as compared to $279,000 for the comparable period in the prior year.  There were no stock option grants in the Six Months or in the comparable period in the prior year.

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

A summary of activity for the Company’s stock options for the Six Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 31, 2009	354,723	$31.83
Granted	—	—
Exercised	—	—
Canceled/forfeited	—	—

Outstanding, at August 1, 2009	354,723	$31.83	4.42	$—

Vested and Exercisable at August 1, 2009	199,170	$34.56	3.39	$—

Non-vested and not exercisable at August 1, 2009	155,553	$28.30	5.84	$—

As of August 1, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $539,000, which is expected to be recognized over a weighted average period of approximately 1.35 years.  The total fair value of all options which vested during the Six Months was $159,000.

Trademarks

During the Second Quarter and Six Months, the Company did not acquire any trademarks, nor were there any trademark acquisitions during the comparable periods last year.  Trademark registration and renewal fees which were capitalized during the Second Quarter and Six Months totaled $52,000 and $117,000, respectively.  In comparison, for the second quarter and six months of last year, the total trademark registration and renewal fees capitalized totaled $92,000 and $193,000, respectively.

Income Taxes

Income tax expense of $1.9 million was recognized for the Second Quarter, resulting in an effective tax rate of 39.7%, as compared to 39.6% in the second quarter of last year and compared to 37.8% for the full year of Fiscal 2009.

The Company files U.S. federal and state income tax returns.  For federal income tax purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2007.  The Company’s Fiscal 2008 federal tax return is currently under examination.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2003.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) reserve for any adjustments that may result from future tax audits.  We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income.  As of January 31, 2009 and August 1, 2009, respectively, accrued interest on a gross basis was $96,000 and $54,000.

We adopted the provision of FIN 48 effective February 4, 2007.  The cumulative effective of applying FIN 48 resulted in a decrease to retained earnings of $0.4 million as of February 4, 2007.  As of January 31, 2009 and August 1, 2009, respectively, the total amount of gross unrecognized tax benefits was approximately $0.5 and $0.4 million, of which approximately $0.5 and $0.4 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that $0.3 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on the results of operations or the financial position of the Company.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is intended to establish general standards of accounting for and disclosure of events that occurred after the balance sheet date but before financial statements are issued or are available to be issued.  The statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The statement is effective for the Company beginning in the quarter ended August 1, 2009.

(3)   Dividends

On January 29, 2009, our Board of Directors approved a dividend of $4.4 million, or $0.50 per share, which was paid on March 18, 2009.  On April 28, 2009, we declared a dividend of $4.4 million, or $0.50 per share, which was paid on June 18, 2009.  On July 27, 2009, we declared a dividend of $4.4 million, or $0.50 per share, which is to be paid on September 16, 2009 to stockholders of record as of September 2, 2009.

(4)   Related Party Transactions

The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a management agreement (the “Management Agreement”).  The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Management Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by the Company’s Compensation Committee.  The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million.  For Fiscal 2010, pursuant to the Management Agreement, Mr. Margolis’ base compensation is $790,000.  For the Six Months the Company accrued bonus compensation payable totaling $1,294,000, the majority of which pertains to Mr. Margolis’ performance bonus for this period.  As of August 1, 2009 and January 31, 2009, the Company accrued bonus compensation payable pertaining to Mr. Margolis’ performance bonus of approximately $1.1 million and $2.9 million, respectively.  If our EBITDA continues to decrease, the bonus payable to Mr. Margolis under the Management Agreement will also decrease.

If the Company fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are satisfied.  Pre-tax earnings for Fiscal 2008, Fiscal 2007 and Fiscal 2006 exceeded specified levels as set forth in the Management Agreement and as reviewed and agreed upon by the Company’s Compensation Committee, thereby automatically extending the Management Agreement to February 1, 2011.  However, pre-tax earnings for Fiscal 2009 did not exceed the specified criteria for extending the Management Agreement, and hence as of August 1, 2009, the expiration date of the Management Agreement is currently February 1, 2011.  The Management Agreement also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined in the Management Agreement.  If we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement if we materially breach the terms and conditions of the Management Agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus, plus the pro rata earned performance bonus during such fiscal year up to the date of termination. (the “Termination Payment”).  On August 28, 2007, we entered into an amendment (the “Amendment”) to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding all revenues received from Mossimo, Inc. during Fiscal 2007 and also the related expenses associated with the termination of the Finder’s Agreement.  The Amendment was approved by the Company’s stockholders at the Annual Meeting of the Stockholders on August 28, 2007.  Mr. Margolis’ annual base compensation for Fiscal 2010 is $790,000 and his performance bonus for Fiscal 2009 was approximately $2.9 million.  In the event the Management Agreement, as amended, was terminated as described above, the Termination Payment for Mr. Margolis as of August 1, 2009 would be approximately $11.1 million plus his pro rata earned performance bonus during Fiscal 2010 up to the date of termination.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the anticipated retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines both within and outside of Target and Tesco, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or our other brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on two licensees for a substantial portion of our revenues, our dependence on our key management personnel, any adverse determination of claims, liabilities or litigation, and the effect of a breach or termination by us of the Management Agreement with our Chief Executive Officer. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” in this Report on Form 10-Q or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others. As of August 1, 2009, we had sixteen continuing license agreements covering both domestic and international markets.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock.  Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and are described below, we have used cash of $7.5 million to repurchase and retire a total of 717,516 shares of our common stock since the stock repurchases were authorized.  Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock.  During Fiscal 2008 and Fiscal 2007, we did not repurchase any shares of our common stock.  During Fiscal 2009, we purchased and retired a total of 109,716 shares of our common stock at an average price of $17.99.  We did not repurchase any shares of our common stock during the six months ended August 1, 2009 (the “Six Months”).  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of January 31, 2009 and August 1, 2009, respectively, accrued interest on a gross basis was $96,000 and $54,000.  The total amount of gross unrecognized tax benefits as of January 31, 2009 and August 1, 2009, respectively, was approximately $0.5 and $0.4 million, of which approximately $0.5 million and $0.4 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that $0.3 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on our results of operations or financial position.

The Company files U.S. federal and state tax returns.  For the federal tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2007.  The Company’s Fiscal 2008 federal tax return is currently under examination.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2003.

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

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method.  We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations.  Stock-based compensation expense recognized under SFAS 123(R) for the Six Months was $317,000, and for the six months ended August 2, 2008 was $279,000.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the Second Quarter, total U.S. dollar based retail sales of merchandise bearing the Cherokee brand in all licensed territories were 32.6% below the second quarter of last year, totaling $366.3 million in the Second Quarter versus $543.6 million in the second quarter of last year.  Much of this decline was due to the following two factors:  (i) a difficult retailing environment worldwide as a result of the global recession; and (ii) the stronger U.S. dollar during the Second Quarter as compared to the second quarter of last year, which resulted in lower comparative U.S. dollar-based retail sales from many of our international licensees, and ultimately lower U.S. dollar based royalties.  In addition, with respect to a couple of our licensees, the Cherokee brand had fewer adult product categories and Cherokee branded merchandise available for sale during the Second Quarter, as compared to the comparable period last year.

During the Six Months, the total U.S. dollar based retail sales of merchandise bearing the Cherokee brand in all licensed territories were 28.3% below the comparable six months of last year, totaling $748.9 million in the Six Months as compared to $1.0 billion in the comparable period of last year.  A significant amount of this decline was due to the following two factors:  (i) a difficult retailing environment worldwide as a result of the global recession; and (ii) the stronger U.S. dollar during the Six Months as compared to the comparable period of last year, which resulted in lower comparative U.S. dollar-based retail sales from many of our international licensees, and ultimately lower U.S. dollar based royalties.  Also, with respect to a couple of our licensees, the Cherokee brand had fewer adult product categories and Cherokee branded merchandise available for sale during the Six Months, as compared to the comparable period last year.

Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent.  However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate.  Fluctuations in retail sales of Cherokee branded products or other product brands that we own or represent may be the result of a variety of factors, including, without limitation:  (i) changes in the number of product categories for which a licensee chooses to use our brands from period-to-period, which generally results in changes in the amount of inventory (utilizing our brands) available for sale from period-to-period; (ii) the number of geographical markets/territories or number of stores in which our licensees are currently selling Cherokee or our other branded products from period-to-period; and (iii) our licensees experiencing changes in retail sales levels as a result of a variety of factors, including fashion-related and general retail sales trends (See Item IA “Risk Factors”).

During the Second Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $149.4 million compared to approximately $243.0 million for the second quarter of last year, or a decline of 38.5%.  This decline was due to both a difficult retailing environment, and also a reduction in the number of men’s and women’s apparel categories currently being utilized for the Cherokee brand by Target in the Second Quarter, as compared to the prior year.  Target’s sales of Cherokee branded products for the Six Months totaled $359.3 million, as compared to $502.4 million for the comparable period last year.

Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand, which included the U.K., Ireland, the Czech Republic, Slovakia, Poland and Hungary for the Second Quarter and the second quarter of last year, were $182.3 million compared to $260.6 million, respectively, representing a total decline of 30.0%.  Much of this decline was due to the strengthening of the U.S. dollar, as the change in the exchange rates from last year’s second quarter as compared to the Second Quarter was -19.0% for the United Kingdom, and ranged from -15% to -30% in the Central European countries.  Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 20.7% in the Second Quarter as compared to the comparable period in the prior year.  Hence, retail sales in U.S. dollars for the United Kingdom totaled $111.5 million in the Second Quarter, as compared to $173.4 million in the second quarter of last year.  Retail sales in the Tesco Central European countries of the Czech Republic, Slovakia, Poland and Hungary, as measured in their respective local currencies, ranged from a decline of 9.9% in the Czech Republic to increases of 12.4% and 10.2%, respectively, in Poland and Hungary.  However, currency rate fluctuations in the Central European countries, which reflected the stronger U.S. dollar in the Second Quarter, exhibited unfavorable changes ranging from -13% to -24%, and as a consequence the collective U.S. dollar based retail sales from Tesco Central Europe for the Second Quarter were $61.5 million, as compared to $76.6 million in the second quarter of last year.

Zeller’s retail sales in Canada of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $13.9 million during the Second Quarter compared to $18.0 million for the second quarter of last year, representing a 22.6% decline.  Retail sales as measured in Canadian dollars were down 13.3% in the Second Quarter as compared to the second quarter of last year.  However, the change in the exchange rates from last year’s second quarter as compared to the Second Quarter decreased 4.6% for Zellers, due to the stronger U.S. dollar in the Second Quarter.  Zeller’s sales of Cherokee merchandise for the Six Months totaled $26.7 million as compared to $36.8 million in the comparable period last year.

Despite the difficult global retail environment and a stronger U.S. dollar in the First Quarter and Second Quarter (as compared to the comparable periods last year), on a U.S. dollar basis we experienced retail sales increases with several other of our foreign licensees, including the countries of Brazil, Chile and Peru.  We expect that several of our newer foreign territories, such as India, Brazil, Chile and Peru may continue to show growth throughout Fiscal 2010.  In addition, our licensee in Spain, Eroski Sociedad Cooperativa, began selling Cherokee branded products in late August of 2009.

During the Second Quarter, retail sales of Carole Little and St. Tropez-West branded products by TJX were $13.1 million, as compared to $19.0 million for the second quarter of last year.  For the Six Months, retail sales of Carole Little and St. Tropez-West branded products by TJX totaled $49.9 million, as compared to $36.5 million for the comparable period last year, representing an increase of 36.8% over last year.

Royalty Revenues and Expenses

Royalty revenues were $8.1 million and $17.0 million during the Second Quarter and the Six Months, respectively, compared to $10.5 million and $22.1 million during the comparable periods last year, a decrease of 23.2% and 23.1%, respectively.  Royalty revenues from the Cherokee brand were $7.4 million and $15.4 million during the Second Quarter and Six Months, respectively, compared to $9.9 million and $20.9 million for the comparable periods last year.  During the Second Quarter and Six Months, revenues of $2.7 million and $6.9 million, respectively, were recognized from Target Stores compared to $3.8 million and $9.3 million for the comparable periods last year, which accounted for 34% and 41% of our total revenues, in the Second Quarter and the Six Months, respectively, versus 37% and 42% last year.  The decrease in royalty revenues from Target Stores for the Second Quarter and Six Months compared to the comparable prior year periods was attributable to a difficult retail environment and also a significant reduction by Target of the Cherokee brand in the men’s and women’s apparel product categories, as compared to the prior year.

Revenues from all of the Tesco countries were $3.7 million and $6.7 million during the Second Quarter and Six Months, respectively, compared to $5.1 million and $9.7 million for the comparable periods last year.  Revenues from Tesco U.K. totaled $2.2 million and $4.1 million during the Second Quarter and Six Months, respectively, compared to $3.5 million and $7.0 million for the comparable periods last year.  The decline in the U.K. of the retail sales of Cherokee products in local currency over the Six Months was 17.0%, which we attribute primarily to a difficult retail environment in the U.K., but combined with an unfavorable -23% change in the exchange rate due to the strengthening dollar, the resulting change in royalties was a decline of 41.0%.  The decline in royalties from Cherokee branded products in all other Tesco countries (Ireland, Central Europe) was 3.6% and 6.8% for the Second Quarter and Six Months, respectively, which was significantly less than the decline in the U.K.  The decrease in royalties from the Central European Tesco territories is due to the unfavorable change in exchange rates due to the strengthening of the U.S. dollar, as the retail sales in the local currencies for several of the Central European territories (Poland, Hungary) were higher in the Second Quarter and the Six Months as compared to the comparable periods of last year.

Revenues from Zellers were $280,000 and $534,000 during the Second Quarter and Six Months, respectively, compared to $342,000 and $717,000 for the comparable periods last year, due primarily to lower sales volumes.  Royalty revenues from our retail direct licensee in Mexico, Comercial Mexicana, totaled $152,000 and $302,000 during the Second Quarter and Six Months, respectively, as compared to $246,000 and $518,000 in royalty revenues for the comparable periods last year.  The decrease in royalties from Comercial Mexicana for the Second Quarter and Six Months was due to both an unfavorable retail environment, and also the stronger U.S. dollar, as compared to the comparable periods last year.

Royalty revenues from the retail sales of products bearing our Sideout brand were $46,000 and $94,000, respectively, during the Second Quarter and Six Months compared to $240,000 and $432,000 for the comparable periods last year.  Revenues from Mervyn’s for sales of Sideout branded products during the Second Quarter and Six Months were zero, compared to $173,000 and $328,000 for the comparable periods last year, as Mervyn’s has now liquidated its retail operations.  We are actively seeking new U.S. licensees for our Sideout brand.

Revenues from international licensees of both Cherokee and Sideout brands, such as Tesco, Zellers, Comercial Mexicana and others were collectively $4.7 million and $8.5 million during the Second Quarter and Six Months, respectively, compared to $6.1 million and $11.7 million for the comparable periods last year.  This decline reflects a decrease in royalties from Tesco UK, Zellers (Canada), Comercial Mexicana, and a few smaller licensees due to lower retail sales, an increase in royalties and retail sales from several Tesco Central European territories (Poland, Hungary), and also growth from certain smaller international licensees from the countries of Brazil, Chile and Peru.  In addition, it includes royalties from our licensee in India, which did not begin selling Cherokee branded apparel until the third quarter of last year.

Our Second Quarter and Six Months revenues also included $179,000 and $649,000, respectively, from the Carole Little brands, as compared to the $200,000 and $444,000 for the comparable periods last year from these brands.

Royalty revenues during the Second Quarter were lower than that of the previous quarter partially as a result of lower contractual royalty rates being applied to the quarterly retail sales for Tesco and Target.  These lower contractual royalty rates were applied due to the attainment by these licensees of contractually specified cumulative levels of retail sales during the current fiscal year.

We believe that our future revenues from Target, for the remaining six months of Fiscal 2010, will likely be down when compared to the revenues from Fiscal 2009, partially due to the reduced presence of the Cherokee brand in men’s and women’s apparel categories, but we expect our presence in kids apparel categories at Target may grow.  We believe that our future revenues from Zellers will continue to be down due to reduced economic activity and consumer spending as compared to Fiscal 2009.  Based on Tesco’s sales of Cherokee branded products in Fiscal 2009 and through the Six Months, and the retail decline occurring in the United Kingdom, we believe that our future revenues from Tesco will likely be down when compared to the revenues from Fiscal 2009.  Based upon the royalties received for the Six Months from TJX, we estimate that our future royalty revenues from TJX may be up or flat when compared to the revenues from Fiscal 2009, but will depend upon the future condition of the U.S. retail market, which is currently difficult and uncertain.  Furthermore, although the U.S. dollar has weakened somewhat when comparing the Second Quarter to the First Quarter, it remains stronger when compared to the comparable periods last year.  Should the U.S. dollar strengthen in the future against such foreign currencies, our future royalties from our international licensees will be negatively affected throughout the rest of Fiscal 2010.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $7.4 million as of the end of the Second Quarter included accrual for revenues earned from Target Stores, Zeller’s, Tesco, TJX and other licensees that are expected to be received in the month or 45 days following the end of the subject fiscal quarter.

Selling, general and administrative expenses for the Second Quarter and Six Months were $3.3 million and $6.5 million, respectively, or 41.3% and 38.1%, of revenues, in comparison to selling, general and administrative expenses of $3.9 million and $7.6 million, respectively, or 36.9% and 34.6% of revenues during the comparable periods last year.  Our selling, general and administrative expenses of $3.3 million in our Second Quarter were lower than the $3.9 million in the comparable quarter in the prior year.  The overall decrease in our selling, general and administrative expenses of approximately $600,000 during the Second Quarter was primarily attributable to the following positive and negative variances:  (i) lower marketing expenses as compared to the second quarter of last year; (ii) lower bonus accrual expense of $0.8 million as compared to $1.3 million in the second quarter of last year; (iii) lower professional service fees; and (iv) higher travel and entertainment expenses, as compared to last year.  The decrease in our selling, general and administrative expenses of $1.2 million during the Six Months was primarily attributable to the following positive and negative variances:  (i) lower marketing expenses as compared to the comparable period last year; (ii) lower bonus accrual expense of $1.3 million as compared to $2.0 million last year; (iii) lower salary and payroll related expenses as compared to the first six months of last year; and (iv) higher stock compensation expense versus the comparable period last year.

We reported zero interest expense during the Second Quarter and Six Months and during the comparable periods last year.  During the Second Quarter and Six Months our interest and other income was $6,000 and $13,000, respectively, compared to $28,000 and $97,000 for the comparable periods last year.  The decrease in interest income is primarily due to lower cash balances and lower interest rates during the Second Quarter and Six Months, as compared to the comparable periods in the prior year.

During the Second Quarter and Six Months we recorded a tax provision of $1.9 million and $3.8 million, respectively, which equates to an effective tax rate of 39.7% and 36.5% for such periods, compared to $2.6 million and $5.8 million and an effective tax rate of 39.6% and 40.1% recorded for the same periods last year.  We are making quarterly estimated tax payments for our federal and state income tax liabilities.  During the Second Quarter and Six Months our net income was $2.9 million and $6.7 million, or $0.32 and $0.76 per diluted share, respectively, compared to $4.0 million and $8.7 million or $0.45 and $0.98 per diluted share for the comparable periods last year.

Liquidity and Capital Resources

Cash Flows.  On August 1, 2009, we had cash and cash equivalents of $8.9 million.  On January 31, 2009, we had cash and cash equivalents of $13.7 million.  The $4.7 million decrease in cash and cash equivalents during the Six Months is primarily attributable to the payment of $8.8 million in dividends, and the payment of our previously accrued management and employee bonuses of $2.9 million during the First Quarter.  These were partially offset by various other items detailed below.

During the Six Months, cash provided by our operations was $4.2 million, compared to $7.4 million for the comparable period last year.  The cash provided by operations of $4.2 during the Six Months was primarily due to net income of $6.7 million offset by the changes in:  (i) accounts receivable, which increased by $2.0 million in the Six Months, as compared to an increase of $2.5 million in the comparable period last year; (ii) accrued compensation, which decreased by $1.6 million in the Six Months, as compared to a greater decrease of $2.0 million in the comparable period last year; (iii) an increase in income taxes payable of $0.1 million, as compared to an increase of $1.3 million in the comparable period last year; and (iv) an increase in income taxes receivable, which totaled $0.3 million in the Six Months as compared to a decrease of $0.4 million in the comparable period last year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $317,000 pursuant to SFAS 123 (R) as compared to $279,000 in the comparable period last year, and our deferred tax assets decreased by $218,000, as compared to a decrease of $269,000 in the comparable period last year.

Cash used by investing activities during the Six Months was $127,000, which was comprised of $10,000 of capital expenditures of office equipment, and $117,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the comparable period last year, cash used by investing activities was $237,000, which was comprised of $44,000 of capital expenditures of office equipment, and $193,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $8.8 million during the Six Months, which included the payment of two dividends during this period.  In comparison, during the comparable period last year, cash used in financing activities was $13.2 million during the Six Months, which included the payment of two dividends totaling $13.4 million during this period, and also Cherokee using $219,000 to repurchase and retire 10,155 shares of its common stock.  These uses were offset by the receipt of $231,000 in proceeds from the exercise of stock options, and also $148,000 of excess tax benefit related to stock options exercised.

Uses of Liquidity. We anticipate that our cash requirements through the end of Fiscal 2010 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock.  Our historical dividend payments have exceeded our cash flow from operations.  In recognition of the fact that these dividends could not continue at historical levels beyond Fiscal 2009 unless cash flow from operations increases substantially, our Board reduced the amount of our dividend to a level that may be sustainable for a longer period of time, depending upon our operating performance.  Our dividend payments in the Six Months exceeded our cash flow from operations, and our dividends may not continue at current levels unless cash flow from operations increases.  The declaration and payment of any future dividends or repurchase of shares of our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through July 2010; provided that, if our Management Agreement with our CEO is terminated, we may not have sufficient cash to make the lump sum payment due to Mr. Margolis.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of August 1, 2009, we did not have any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of August 1, 2009, we did not have any standby letters of credit nor any standby repurchase obligations.

If our revenues and cash flows during Fiscal 2010 are lower than Fiscal 2009, which we expect will likely occur, we would have less cash available to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands.  In addition, if our revenues and cash flows decline materially, we may need to take steps to reduce expenditures by scaling back operations and reducing staff.  However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the Management Agreement, employee bonuses and any other agreements.  We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of August 1, 2009, we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material affect on our results of operations or cash flow.  For Fiscal 2009, revenues from international licensing comprised 53% of our consolidated revenues.  For the Six Months, international licensing royalties comprised 50.1% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our Six Months revenues by approximately $0.9 million, which represents 5.0% of the total revenues reported for the Six Months.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, in past years the weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Zellers increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  However, during the First Quarter and Second Quarter, the U.S. dollar was significantly stronger than it was in the comparable periods in the prior year, and hence had an unfavorable effect on the dollar based royalties we received from our international licensees.  For example, the royalty revenues from Tesco U.K. in our First Quarter reflect a -27.6% unfavorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year, and for the Second Quarter reflect a -19.0% unfavorable change in the exchange rate as compared to the exchange rate used in the second quarter of last year.  In the future, should the dollar strengthen further against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of August 1, 2009.

(b) Changes in internal controls.  Management determined that as of August 1, 2009, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is largely dependent on royalties from two licensees, Target Stores and Tesco, which each accounted for 42% of our consolidated licensing revenues in Fiscal 2009, and accounted for 41% and 39%, respectively, of our Six Months licensing revenues.

Target and Tesco each generated 42% of our licensing revenues during Fiscal 2009, and 41% and 39%, respectively, of our licensing revenues for the Six Months.  We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement.  The termination of either the Restated Target Agreement or the Tesco Agreement would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner.  We are unsure whether we would be able to replace the royalty payments received from Target and Tesco.  Together, these two licensees accounted for 84% of our consolidated licensing revenues in Fiscal 2009 and accounted for 80% of our consolidated licensing revenues in our Six Months.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2009, we held our annual stockholders’ meeting, at which our stockholders (i) elected five (5) directors to hold office until the next annual meeting of stockholders, (ii) ratified the selection of Moss Adams LLP as the Company’s independent registered public accounting firm for Fiscal 2010, and (iii) declined to approve an amendment to our existing equity incentive plans to authorize the Compensation Committee of the Board of Directors to effect an employee stock option exchange program.  The vote on such matters was as follows:

I. Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Robert Margolis	6,154,293	2,066,265
Timothy Ewing	7,363,107	857,451
Dave Mullen	7,997,355	223,203
Jess Ravich	7,366,710	853,848
Keith Hull	7,371,741	848,817

II. Ratification of Auditors

For	Against	Abstain	Broker Non-Votes
8,073,634	122,963	23,961	0

III. Approval of Amendment to the Company’s Existing Equity Incentive Plans

For	Against	Abstain	Broker Non-Votes
2,556,657	3,470,773	34,632	2,158,496

ITEM 6.  EXHIBITS

(a)             Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2009

CHEROKEE INC.

	By:	/s/ Robert Margolis

Robert Margolis
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Russell J. Riopelle

Russell J. Riopelle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)