Form 10-Q
period 2009-10-31
CHEROKEE INC
filed 2009-12-09
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 9, 2009

Common Stock, $.02 par value per share	8,814,187

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	October 31, 2009	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$9,262,000	$13,652,000
Receivables, net	7,455,000	5,475,000
Prepaid expenses and other current assets	121,000	75,000
Income taxes receivable	1,657,000	1,609,000
Deferred tax asset	769,000	795,000

Total current assets	19,264,000	21,606,000

Deferred tax asset	651,000	894,000
Property and equipment, net of accumulated depreciation of $781,000 and $725,000, respectively	185,000	210,000
Trademarks, net of accumulated amortization of $10,162,000 and $9,081,000, respectively	8,115,000	9,013,000
Other assets	14,000	14,000

Total assets	$28,229,000	$31,737,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$897,000	$954,000
Accrued compensation payable	2,260,000	2,902,000
Income taxes payable	1,226,000	734,000
Dividends payable	4,407,000	4,407,000

Total current liabilities	8,790,000	8,997,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,814,187 and 8,814,187 shares issued and outstanding at October 31, 2009 and at January 31, 2009, respectively	176,000	176,000
Additional paid-in capital	15,334,000	14,875,000
Retained earnings	3,929,000	7,689,000

Stockholders’ equity	19,439,000	22,740,000

Total liabilities and stockholders’ equity	$28,229,000	$31,737,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Nine months ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Royalty revenues	$8,041,000	$8,036,000	$25,014,000	$30,100,000
Selling, general and administrative expenses	3,330,000	3,370,000	9,791,000	10,999,000

Operating income	4,711,000	4,666,000	15,223,000	19,101,000

Other income:
Interest and other income	6,000	46,000	19,000	144,000

Total other income	6,000	46,000	19,000	144,000

Income before income taxes	4,717,000	4,712,000	15,242,000	19,245,000
Income tax provision	1,946,000	1,461,000	5,781,000	7,282,000

Net income	$2,771,000	$3,251,000	$9,461,000	$11,963,000

Basic earnings per share	$0.31	$0.37	$1.07	$1.34

Diluted earnings per share	$0.31	$0.37	$1.07	$1.34

Weighted average shares outstanding
Basic	8,814,187	8,880,561	8,814,187	8,905,743

Diluted	8,814,393	8,880,643	8,814,187	8,916,440

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at January 31, 2009	8,814,187	$176,000	$14,875,000	$7,689,000	$22,740,000

Stock-based compensation			459,000		459,000
Tax benefit related to stock options exercised
Proceeds from exercise of stock options
Accrued dividends				(13,221,000)	(13,221,000)
Net income				9,461,000	9,461,000

Balance at October 31, 2009	8,814,187	$176,000	$15,334,000	$3,929,000	$19,439,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended
	October 31 2009	November 1, 2008
Operating activities
Net income	$9,461,000	$11,963,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,000	40,000
Amortization of trademarks	1,081,000	1,056,000
Deferred income taxes	269,000	473,000
Stock-based compensation	459,000	410,000
Excess tax benefit from share-based payment arrangements	—	(148,000)
Changes in current assets and liabilities:
Increase in accounts receivable	(1,980,000)	(32,000)
Increase in prepaid expenses and other assets	(46,000)	(51,000)
Increase in income taxes receivable	(48,000)	(27,000)
Increase (decrease) in accounts payable	(57,000)	255,000
Decrease in accrued compensation	(642,000)	(1,004,000)
Increase (decrease) in income taxes payable and other accrued liabilities	492,000	(1,091,000)

Net cash provided by operating activities	9,046,000	11,844,000

Investing activities
Purchase of property and equipment	(32,000)	(72,000)
Purchase of trademarks, registration and renewal costs	(183,000)	(279,000)

Net cash used in investing activities	(215,000)	(351,000)

Financing activities
Proceeds from exercise of stock options	—	231,000
Purchase and retirement of common stock	—	(1,977,000)
Dividends	(13,221,000)	(17,835,000)
Excess tax benefit from share-based payment arrangements	—	148,000

Net cash used in financing activities	(13,221,000)	(19,433,000)

Decrease in cash and cash equivalents	(4,390,000)	(7,940,000)
Cash and cash equivalents at beginning of period	13,652,000	21,955,000

Cash and cash equivalents at end of period	$9,262,000	$14,015,000

Cash paid during period for:
Income taxes	$4,604,000	$7,826,000
Interest	—	—

Declaration of dividends	$4,407,000	$4,407,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2009 and for the three and nine month periods ended October 31, 2009 and November 1, 2008 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 31, 2009 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and nine month periods ended October 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended May 2, 2009; the term “Second Quarter” refers to the three months ended August 1, 2009; the term “Third Quarter” refers to the three months ended October 31, 2009; the term “Nine Months” refers to the nine months ended October 31, 2009; the term “Fiscal 2010” refers to our fiscal year ending January 30, 2010; the term “Fiscal 2009” refers to our most recent past fiscal year ended January 31, 2009; the term “Fiscal 2008” refers to our fiscal year ended February 2, 2008; and the term “Fiscal 2007” refers to our fiscal year ended February 3, 2007.

The Company has performed an evaluation of subsequent events through December 9, 2009, which is the date the financial statements were issued.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended October 31, 2009 and November 1, 2008:

	October 31, 2009		November 1, 2008
	3 Months	9 Months	3 Months	9 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,771,000	$9,461,000	$3,251,000	$11,963,000

Denominator:
Denominator for net income per common share-weighted average shares	8,814,187	8,814,187	8,880,561	8,905,743
Effect of dilutive securities:
Stock options	206	—	82	10,697

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,814,393	8,814,187	8,880,643	8,916,440

The diluted weighted average number of shares for the three month periods ended October 31, 2009 and November 1, 2008, respectively, excludes 348,969 and  375,981 shares, respectively, of common stock issuable on the exercise of stock options that have an exercise price above the average market price for the period because such stock options outstanding were anti-dilutive.  The diluted weighted average number of shares for the nine month periods ended October 31, 2009 and November 1, 2008, respectively, excludes 354,723 and 224,311 shares, respectively, of common stock issuable on the exercise of stock options because such options were anti-dilutive.

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

We also have other licensing agreements regarding our brands, including with:  (i) Zellers for our Cherokee brand in Canada; (ii) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries; and (iii) a number of other international license agreements for our Cherokee brand.  For a more complete description of our license agreements and other commercial agreements, please see our Annual Report on Form 10-K for Fiscal 2009.

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

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) administers the 2003 Plan with respect to grants to independent directors.  Awards under the 2003 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2003 Plan.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2003 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the Nine Months, we did not make any grants under the 2003 Plan, nor were there any forfeits of previously outstanding options.  In the event that any outstanding option under the 2003 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 28, 2016.  As of October 31, 2009, there were 40,096 shares available for option grants under the 2003 Plan.

The 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The 2006 Plan provides for the grant of options and restricted stock awards.  The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors.  Awards under the 2006 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan.  The 2006 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the 2006 Plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2006 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options.  During the Nine Months, we did not make any grants under the 2006 Plan, nor were there any forfeits of previously outstanding options.  In the event that any outstanding option granted under the 2006 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.  As of October 31, 2009, we had 35,250 shares available for grants of Awards under the 2006 Plan.

Stock-based compensation expense recognized for the Nine Months was $459,000, as compared to $410,000 for the comparable period in the prior year.  There were no stock option grants in the Nine Months.

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

A summary of activity for the Company’s stock options for the Nine Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 31, 2009	354,723	$31.83
Granted	—	—
Exercised	—	—
Canceled/forfeited	—	—

Outstanding, at October 31, 2009	354,723	$31.83	4.17	$—

Vested and Exercisable at October 31, 2009	253,964	$33.29	3.65	$—

Non-vested and not exercisable at October 31, 2009	100,759	$28.30	5.84	$—

As of October 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $397,000, which is expected to be recognized over a weighted average period of approximately 1.25 years.  The total fair value of all options which vested during the Nine Months was $355,000.

Trademarks

During the Third Quarter and Nine Months, the Company did not acquire any trademarks, nor were there any trademark acquisitions during the comparable periods last year.  Trademark registration and renewal fees which were capitalized during the Third Quarter and Nine Months totaled $66,000 and $183,000, respectively.  In comparison, for the third quarter and nine months of Fiscal 2009, the total trademark registration and renewal fees capitalized totaled $86,000 and $279,000, respectively.

Income Taxes

Income tax expense of $1.9 million was recognized for the Third Quarter, resulting in an effective tax rate of 41.3%, as compared to 31.0% in the third quarter of Fiscal 2009 and compared to 37.8% for the full year of Fiscal 2009.  The lower effective tax rate in the third quarter of Fiscal 2009 was due to the settlement of previously uncertain tax positions.

The Company files U.S. federal and state income tax returns.  For federal income tax purposes, the Company is generally no longer subject to tax examinations for fiscal years prior to 2007.  The Company’s Fiscal 2008 federal tax return is currently under examination.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2003.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our income tax reserve for any adjustments that may result from future tax audits.  We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income.  As of January 31, 2009 and October 31, 2009, respectively, accrued interest on a gross basis was $96,000 and $62,000.

We adopted the provision of the Codification which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC Topic 740, Income Taxes (“ASC 740”) effective February 4, 2007.  The cumulative effect of applying ASC 740 resulted in a decrease to retained earnings of $0.4 million as of February 4, 2007.  As of January 31, 2009 and October 31, 2009, respectively, the total amount of gross unrecognized tax benefits was approximately $0.5 and $0.7 million, of which approximately $0.5 and $0.7 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that $0.6 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions.  The expected net impact of the changes would not have a significant impact on the results of operations or the financial position of the Company.

Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” and collectively, the “Codification”), which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the bases for conclusions on change(s) in the Codification. The Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on our consolidated financial statements. However, references to specific accounting standards in the notes to our condensed consolidated financial statements have been changed to refer to the appropriate section of the Codification.

In September 2006, the FASB issued FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which Cherokee adopted on its first day of Fiscal 2009.  ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  The adoption of ASC 820 did not have a material impact on our consolidated financial statements.

Cherokee adopted ASC Topic 825, Financial Instruments (“ASC 825”) on the first day of Fiscal 2009, which permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date.  The adoption of ASC 825 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”),which is intended to establish general standards of accounting for and disclosure of events that occurred after the balance sheet date but before financial statements are issued or are available to be issued.  The statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The statement was effective for the Company beginning in the Second Quarter.

(3)   Dividends

On January 29, 2009, our Board of Directors approved a dividend of $4.4 million, or $0.50 per share, which was paid on March 18, 2009.  On April 28, 2009, we declared a dividend of $4.4 million, or $0.50 per share, which was paid on June 18, 2009.  On July 27, 2009, we declared a dividend of $4.4 million, or $0.50 per share, which was paid on September 16, 2009. On October 27, 2009, we declared a dividend of $4.4 million, or $0.50 per share, which is to be paid on December 16, 2009 to stockholders of record as of December 1, 2009.

(4)   Related Party Transactions

The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a management agreement (the “Management Agreement”).  The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Management Agreement was until February 2, 2002, however, it will automatically be extended for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as agreed upon by the Company’s Compensation Committee.  The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million.  For Fiscal 2010, pursuant to the Management Agreement, Mr. Margolis’ base compensation is $790,000.  For the Nine Months the Company accrued bonus compensation payable totaling $2.3 million, the majority of which pertains to Mr. Margolis’ performance bonus for this period.  As of October 31, 2009 and January 31, 2009, the Company accrued bonus compensation payable pertaining to Mr. Margolis’ performance bonus of approximately $2.0 million and $2.9 million, respectively.  If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the Management Agreement will also increase.

If the Company fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are satisfied.  Pre-tax earnings for Fiscal 2008, Fiscal 2007 and Fiscal 2006 exceeded specified levels as set forth in the Management Agreement and as reviewed and agreed upon by the Company’s Compensation Committee, thereby automatically extending the Management Agreement to February 1, 2011.  However, pre-tax earnings for Fiscal 2009 did not exceed the specified criteria for extending the Management Agreement, and hence as of October 31, 2009, the expiration date of the Management Agreement is currently February 1, 2011.  The Management Agreement also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined in the Management Agreement.  If we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement if we materially breach the terms and conditions of the Management Agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus, plus the pro rata earned performance bonus during such fiscal year up to the date of termination. (the “Termination Payment”).  On August 28, 2007, we entered into an amendment (the “Amendment”) to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding all revenues received from Mossimo, Inc. during Fiscal 2007 and also the related expenses associated with the termination of the Finder’s Agreement.  The Amendment was approved by the Company’s stockholders at the Annual Meeting of the Stockholders on August 28, 2007.  Mr. Margolis’ annual base compensation for Fiscal 2010 is $790,000 and his performance bonus for Fiscal 2009 was approximately $2.9 million.  In the event the Management Agreement, as amended, was terminated as described above, the Termination Payment for Mr. Margolis as of October 31, 2009 would be approximately $11.1 million plus his pro rata earned performance bonus during Fiscal 2010 up to the date of termination.

On October 8, 2007, the Company entered into a contingent Finders Fee Agreement (the “Contingent Finders Fee Agreement”) with a director pertaining to his services as a director of the Company in introducing the Company to its licensee for the Cherokee brand in India.  The Contingent Finders Fee Agreement called for the director to receive 5% of all royalty revenues received by the Company in years 6 through 10 (and possibly years 11 through 15) only if the licensee decides to renew the licensing agreement beyond the original five year term to a second five year term (years 6 through 10), and again if another five year term is renewed (years 11 through 15).  The Contingent Finders Fee Agreement expires at the earlier of (i) termination of the licensing agreement with the subject licensee for India, or (ii) ten years of payments (through year 15).  On November 17, 2009, the Company and its licensee entered into an amended agreement (“Amendment”) extending the first renewal term to ten (10) years.  As the licensing agreement with the licensee has been renewed to a ten year term, there will be future payments made to the director under the Contingent Finders Fee Agreement if royalties are actually received by the Company in years 6 through 10.  The director has not earned or received any payments or other compensation and will not receive any payments under the Contingent Finders Fee Agreement during the first five years of the agreement.

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

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others. As of October 31, 2009, we had seventeen continuing license agreements covering both domestic and international markets.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock.  Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and are described below, we have used cash of $7.5 million to repurchase and retire a total of 717,516 shares of our common stock since the stock repurchases were authorized.  Our Board of Directors has authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock.  During Fiscal 2008 and Fiscal 2007, we did not repurchase any shares of our common stock.  During Fiscal 2009, we purchased and retired a total of 109,716 shares of our common stock at an average price of $17.99.  We did not repurchase any shares of our common stock during the nine months ended October 31, 2009 (the “Nine Months”).  Future repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

Effective February 4, 2007, we adopted the provision of the Codification which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The cumulative effect of applying ASC 740 has resulted in a decrease to our retained earnings of approximately $0.4 million as of February 4, 2007.

We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of January 31, 2009 and October 31, 2009, respectively, accrued interest on a gross basis was $96,000 and $62,000.  The total amount of gross unrecognized tax benefits as of January 31, 2009 and October 31, 2009, respectively, was approximately $0.5 and $0.7 million, of which approximately $0.5 million and $0.7 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that $0.6 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on our results of operations or financial position.

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

On January 29, 2006, the Company adopted ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. ASC 718 supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning on or after January 1, 2006.

The Company accounts for stock based compensation in as required ASC 718 which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The fair value of stock options are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method.  We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations.  Stock-based compensation expense recognized for the Nine Months was $459,000, and for the nine months ended November 1, 2008 was $410,000.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the Third Quarter, total U.S. dollar based retail sales of merchandise bearing the Cherokee brand in all licensed territories were 13.1% below the third quarter of last year, totaling $433.5 million in the Third Quarter versus $498.8 million in the third quarter of last year.  Much of this decline was due to the following two factors:  (i) a difficult retailing environment worldwide as a result of the global recession; and (ii) with respect to a couple of our licensees, the Cherokee brand had fewer adult product categories and Cherokee branded merchandise available for sale during the Third Quarter, as compared to the comparable period last year.

During the Nine Months, the total U.S. dollar based retail sales of merchandise bearing the Cherokee brand in all licensed territories were 23.4% below the comparable nine months of last year, totaling $1.18 billion in the Nine Months as compared to $1.54 billion in the comparable period of last year.  A significant amount of this decline was due to the following two factors:  (i) a difficult retailing environment worldwide as a result of the global recession; and (ii) the stronger U.S. dollar during the Nine Months as compared to the comparable period of last year, which resulted in lower comparative U.S. dollar-based retail sales from several of our larger international licensees, and ultimately lower U.S. dollar based royalties.  Also, with respect to a couple of our licensees, the Cherokee brand had fewer adult product categories and Cherokee branded merchandise available for sale during the Nine Months, as compared to the comparable period last year.

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

During the Third Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $225.6 million compared to approximately $286.0 million for the third quarter of last year, or a decline of 21.1%.  This decline was due to both a difficult retailing environment and a reduction in the number of men’s and women’s apparel categories currently being utilized for the Cherokee brand by Target in the Third Quarter, as compared to the prior year.  Target’s sales of Cherokee branded products for the Nine Months totaled $584.9 million, as compared to $788.5 million for the comparable period last year.

Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand, which included the U.K., Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey for the Third Quarter and the third quarter of last year, were $160.7 million compared to $174.3 million, respectively, representing a total decline of 7.8%.  Much of this decline was due to a difficult retail environment in the U.K.  Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 3.6% in the Third Quarter as compared to the comparable period in the prior year.  This was coupled with an unfavorable -10.0% change in exchange rates in the U.K., as compared to last year.  Hence, retail sales in U.S. dollars for the United Kingdom totaled $98.4 million in the Third Quarter, as compared to $113.4 million in the third quarter of last year.  Retail sales in the Tesco Central European countries of the Czech Republic, Slovakia, Poland and Hungary, as measured in their respective local currencies, ranged from a decline of 0.5% to 16.8%.  The collective U.S. dollar based retail sales from Tesco Central Europe for the Third Quarter were $52.4 million, as compared to $54.8 million in the third quarter of last year.

Zeller’s retail sales in Canada of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $22.9 million during the Third Quarter compared to $18.8 million for the third quarter of last year, representing a 21.5% increase.  Retail sales as measured in Canadian dollars were up 3.3% in the Third Quarter as compared to the third quarter of last year.  Also, the change in the exchange rates from last year’s third quarter as compared to the Third Quarter increased 17.6% for Zellers, due to the weaker U.S. dollar in the Third Quarter.  Zeller’s sales of Cherokee merchandise for the Nine Months totaled $49.6 million as compared to $55.6 million in the comparable period last year.

Despite the difficult global retail environment and in general an overall stronger U.S. dollar in the First, Second and Third Quarters (as compared to the comparable periods last year), on a U.S. dollar basis we experienced retail sales increases with several of our smaller foreign licensees, including the countries of Brazil, Chile and Peru.  We expect that several of our newer foreign territories, such as India, Brazil, Chile, Peru and Spain may continue to show growth in the remainder of Fiscal 2010.  Our licensee in Spain, Eroski Sociedad Cooperativa, began selling Cherokee branded products in late August of 2009 and reported retail sales of $5.2 million in U.S. dollars in the Third Quarter.

During the Third Quarter, retail sales of Carole Little and St. Tropez-West branded products by TJX were $11.5 million, as compared to $10.8 million for the third quarter of last year.  For the Nine Months, retail sales of Carole Little and St. Tropez-West branded products by TJX totaled $61.4 million, as compared to $47.3 million for the comparable period last year, representing an increase of 30.0% over last year.

Royalty Revenues and Expenses

Royalty revenues were $8.0 million and $25.0 million during the Third Quarter and the Nine Months, respectively, compared to $8.0 million and $30.1 million during the comparable periods last year, a decrease of zero and 17%, respectively.  Royalty revenues from the Cherokee brand were $7.4 million and $22.7 million during the Third Quarter and Nine Months, respectively, compared to $7.6 million and $28.5 million for the comparable periods last year.  During the Third Quarter and Nine Months, revenues of $3.4 million and $10.3 million, respectively, were recognized from Target Stores compared to $3.7 million and $13.0 million for the comparable periods last year, which accounted for 42% and 41% of our total revenues, in the Third Quarter and the Nine Months, respectively, versus 46% and 43% in the comparable periods last year.  The decrease in royalty revenues from Target Stores for the Third Quarter and Nine Months compared to the comparable prior year periods was attributable to a difficult retail environment and also a significant reduction by Target of the Cherokee brand in the men’s and women’s apparel product categories, as compared to the prior year.

Revenues from all of the Tesco countries were $2.9 million and $9.6 million during the Third Quarter and Nine Months, respectively, compared to $2.95 million and $12.7 million for the comparable periods last year.  Revenues from Tesco U.K. totaled $1.8 million and $5.9 million during the Third Quarter and Nine Months, respectively, compared to $1.9 million and $8.9 million for the comparable periods last year.  The decline in the U.K. of the retail sales of Cherokee products in local currency over the Nine Months was -13.3%, which we attribute primarily to a difficult retail environment in the U.K.  Royalties from Cherokee branded products in all other Tesco countries (Ireland, Central Europe and Turkey ) was $1.1 million and $3.6 million for the Third Quarter and Nine Months, respectively, compared to $1.1 million and $3.8 million in the comparable periods last year.  Royalties from  Ireland, Central Europe and Turkey remained relatively flat from quarter to quarter because of the increase in Ireland and Turkey retail sales being offset by a decrease in retail sales in the Central European territories.

Revenues from Zellers were $458,000 and $992,000 during the Third Quarter and Nine Months, respectively, compared to $376,000 and $1.1 million for the comparable periods last year, due primarily to lower sales volumes over the Nine Months.  Royalty revenues from our retail direct licensee in Mexico, Comercial Mexicana, totaled $175,000 and $477,000 during the Third Quarter and Nine Months, respectively, as compared to $269,000 and $786,000 in royalty revenues for the comparable periods last year.  The decrease in royalties from Comercial Mexicana for the Third Quarter and Nine Months was due to both an unfavorable retail environment, and also the stronger U.S. dollar, as compared to the comparable periods last year.

Royalty revenues from the retail sales of products bearing our Sideout brand were $51,000 and $145,000, respectively, during the Third Quarter and Nine Months compared to $65,000 and $497,000 for the comparable periods last year.  Revenues from Mervyn’s for sales of Sideout branded products during the Third Quarter and Nine Months were zero, compared to $26,000 and $355,000 for the comparable periods last year, as Mervyn’s has now liquidated its retail operations.  We are actively seeking new U.S. licensees for our Sideout brand.

Revenues from international licensees of both Cherokee and Sideout brands, such as Tesco, Zellers, Comercial Mexicana and others were collectively $4.0 million and $12.6 million during the Third Quarter and Nine Months, respectively, compared to $4.0 million and $15.6 million for the comparable periods last year.  This decline reflects a decrease in royalties from Tesco UK, Zellers (Canada), Comercial Mexicana, and a few smaller licensees due to lower retail sales, which was partially offset by growth from certain smaller international licensees from the countries of India, Brazil, Chile and Peru.  In addition, it includes royalties from our licensee in Spain, which did not begin selling Cherokee branded apparel until August 2009.

Our Third Quarter and Nine Months revenues also included $153,000 and $802,000, respectively, from the Carole Little brands, as compared to the $187,000 and $630,000 for the comparable periods last year from these brands.

Royalty revenues for Target during the Third Quarter ($3.4 million) were higher than that of the Second Quarter ($2.7 million), primarily due to higher retail sales ($225.6 million in the Third Quarter as compared to $149.4 million in the Second Quarter).  In addition, a lower average quarterly royalty rate was utilized for the Target royalties in the Third Quarter as compared to the Second Quarter, due to the attainment of certain contractual retail sales thresholds.  Conversely, royalty revenues for Tesco during the Third Quarter ($2.9 million) were lower than that of the Second Quarter ($3.7 million), primarily due to lower retail sales ($160.7 million in the Third Quarter as compared to $182.3 million in the Second Quarter), and a lower average quarterly royalty rate being utilized in the Third Quarter.

We believe that our future revenues from Target, for the remaining three months of Fiscal 2010, will likely be down when compared to the revenues from Fiscal 2009, primarily due to the reduced presence of the Cherokee brand in men’s and women’s apparel categories, but we expect our presence in kids apparel categories at Target may grow.  We believe that our future revenues from Zellers will continue to be down due to reduced economic activity and consumer spending as compared to Fiscal 2009.  Based on Tesco’s sales of Cherokee branded products in Fiscal 2009 and through the Nine Months, and the retail decline occurring in the United Kingdom, we believe that our future revenues from Tesco will likely be down when compared to the revenues from Fiscal 2009.  Based upon the royalties received for the Nine Months from TJX, we estimate that our future royalty revenues from TJX may be up or flat when compared to the revenues from Fiscal 2009, but will depend upon the future condition of the U.S. retail market, which is currently difficult and uncertain.  Furthermore, although the U.S. dollar has weakened somewhat when comparing the Third Quarter to the First and Second Quarters, it remains stronger when compared to the comparable periods last year.  Should the U.S. dollar strengthen in the future against such foreign currencies, our future royalties from our international licensees will be negatively affected throughout the rest of Fiscal 2010.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $7.5 million as of the end of the Third Quarter included accrual for revenues earned from Target Stores, Zeller’s, Tesco, TJX and other licensees that are expected to be received in the month or 45 days following the end of the subject fiscal quarter.

Selling, general and administrative expenses for the Third Quarter and Nine Months were $3.3 million and $9.8 million, respectively, or 41.4% and 39.1%, of revenues, in comparison to selling, general and administrative expenses of $3.4 million and $11.0 million, respectively, or 41.9% and 36.5% of revenues during the comparable periods last year.  Our selling, general and administrative expenses of $3.33 million in our Third Quarter were lower than the $3.37 million in the comparable quarter in the prior year.  The overall decrease in our selling, general and administrative expenses of approximately $40,000 during the Third Quarter was primarily attributable to the following positive:  (i) lower marketing expenses as compared to the third quarter of last year; (ii) lower bank fees; (iii) lower professional service fees; and (iv) lower travel and entertainment expenses, as compared to last year.  The decrease in our selling, general and administrative expenses of $1.2 million during the Nine Months was primarily attributable to the following positive and negative variances:  (i) lower marketing expenses as compared to the comparable period last year; (ii) lower bonus accrual expense of $2.3 million as compared to $2.9 million last year; (iii) lower salary and payroll related expenses as compared to the first nine months of last year; and (iv) higher stock option expense versus the comparable period last year.

We reported zero interest expense during the Third Quarter and Nine Months and during the comparable periods last year.  During the Third Quarter and Nine Months our interest and other income was $6,000 and $19,000, respectively, compared to $46,000 and $144,000 for the comparable periods last year.  The decrease in interest income is primarily due to lower cash balances and lower interest rates during the Third Quarter and Nine Months, as compared to the comparable periods in the prior year.

During the Third Quarter and Nine Months we recorded a tax provision of $1.9 million and $5.8 million, respectively, which equates to an effective tax rate of 41.3% and 37.9% for such periods, compared to $1.46 million and $7.3 million and an effective tax rate of 31.0% and 37.8% recorded for the same periods last year.  The lower effective tax rate in the third quarter of Fiscal 2009 was due to the settlement of previously uncertain tax positions.  We are making quarterly estimated tax payments for our federal and state income tax liabilities.  During the Third Quarter and Nine Months our net income was $2.8 million and $9.5 million, or $0.31 and $1.07 per diluted share, respectively, compared to $3.25 million and $11.96 million or $0.37 and $1.34 per diluted share for the comparable periods last year.

Liquidity and Capital Resources

Cash Flows.  On October 31, 2009, we had cash and cash equivalents of $9.3 million.  On January 31, 2009, we had cash and cash equivalents of $13.7 million.  The $4.4 million decrease in cash and cash equivalents during the Nine Months is primarily attributable to the payment of $13.2 million in dividends, and the payment of our previously accrued management and employee bonuses of $2.9 million during the First Quarter.  These were partially offset by various other items detailed below.

During the Nine Months, cash provided by our operations was $9.0 million, compared to $11.8 million for the comparable period last year.  The cash provided by operations of $9.0 during the Nine Months was primarily due to net income of $9.5 million offset by the changes in:  (i) accounts receivable, which increased by $2.0 million in the Nine Months, as compared to an increase of $32,000 in the comparable period last year; (ii) accrued compensation, which decreased by $0.6 million in the Nine Months, as compared to a greater decrease of $1.0 million in the comparable period last year; and (iii) an increase in income taxes payable of $0.5 million, as compared to a decrease of $1.1 million in the comparable period last year.  In addition, our cash from operations in the Nine Months includes non-cash stock-based compensation expense of $459,000 as compared to $410,000 in the comparable period last year, and our deferred tax assets decreased by $269,000, as compared to a decrease of $473,000 in the comparable period last year.

Cash used by investing activities during the Nine Months was $215,000, which was comprised of $32,000 of capital expenditures of office equipment, and $183,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the comparable period last year, cash used by investing activities was $351,000, which was comprised of $72,000 of capital expenditures of office equipment, and $279,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $13.2 million during the Nine Months, which included the payment of three dividends during this period.  In comparison, during the comparable period last year, cash used in financing activities was $19.4 million during the Nine Months, which included the payment of three dividends totaling $17.8 million during this period, and also Cherokee using $2.0 million to repurchase and retire 109,716 shares of its common stock.  These uses were offset by the receipt of $231,000 in proceeds from the exercise of stock options, and also $148,000 of excess tax benefit related to stock options exercised.

Uses of Liquidity. We anticipate that our cash requirements through the end of Fiscal 2010 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, to pay dividends and/or potentially repurchase shares of our common stock.  Our historical dividend payments in the Nine Months exceeded our cash flow from operations, and our dividends may not continue at current levels unless cash flow from operations increases.  The declaration and payment of any future dividends or repurchase of shares of our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through October 2010; provided that, if our Management Agreement with our CEO is terminated, we may not have sufficient cash to make the lump sum payment due to Mr. Margolis.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of October 31, 2009, we did not have any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of October 31, 2009, we did not have any standby letters of credit nor any standby repurchase obligations.

If our revenues and cash flows during Fiscal 2010 are lower than Fiscal 2009, which we expect will likely occur, we would have less cash available to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands.  In addition, if our revenues and cash flows decline materially, we may need to take steps to reduce expenditures by scaling back operations and reducing staff.  However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the Management Agreement, employee bonuses and any other agreements.  We believe that we will have sufficient cash generated from our business activities to support our operations for at least the next twelve months.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of October 31, 2009, we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material affect on our results of operations or cash flow.  For Fiscal 2009, revenues from international licensing comprised 53% of our consolidated revenues.  For the Nine Months, international licensing royalties comprised 50.1% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our Nine Months revenues by approximately $1.3 million, which represents 5.0% of the total revenues reported for the Nine Months.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, in past years the weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Zellers increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  However, during the First Quarter,  Second Quarter and Third Quarter, the U.S. dollar was significantly stronger than it was in the comparable periods in the prior year, and hence had an unfavorable effect on the dollar based royalties we received from our international licensees.  For example, the royalty revenues from Tesco U.K. in our First Quarter reflect a -27.6% unfavorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year, and for the Second Quarter reflect a -19.0% unfavorable change in the exchange rate as compared to the exchange rate used in the second quarter of last year.  Similarly, the royalty revenues from Tesco U.K. in the Third Quarter reflect a -10.0% unfavorable change in the exchange rate as compared to the third quarter of last year.  In the future, should the dollar strengthen further against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of October 31, 2009.

(b) Changes in internal controls.  Management determined that as of October 31, 2009, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products.  Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies.  Such competitors with respect to the Cherokee brand include independent brands such as Levi Strauss & Co., The Gap, Old Navy, Martha Stewart Living Omnimedia Inc., Liz Claiborne, Iconix Brand Group, and VF Corp., and private label brands developed by retailers such as Faded Glory, Arizona, and Route 66. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies.  Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis.  In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours.  Further, there are numerous risk factors that apply to the businesses of retailers that can affect their level of sales of products that carry our brands.  Any decline in sales by our licensees can adversely affect our revenues.  Factors that may adversely affect retailers include the following: weather; changes in the availability or cost of capital; shifts in the seasonality of shopping patterns; labor strikes or other work interruptions including work interruptions that impact supply chains and transport vendors; the impact of excess retail capacity; changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; material acquisitions or dispositions; investments in new business strategies; the success or failure of significant new business ventures or technologies; actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; and natural disasters, the outbreak of war, acts of terrorism or other significant national or international events.  The risks associated with our business are more acute during periods of economic slowdown or recession.  In addition to other consequences, these periods may be accompanied by decreased consumer spending generally, as well as decreased demand for, or additional downward pricing pressure on, the products carrying our brands.  Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.  As a result, given the continued weakness of the U.S. and global economy, as well as the reduced purchasing power of consumers, we expect that our business will continue to suffer for so long as, and to the extent that, such adverse economic conditions exist.

In addition, other companies owning established trademarks could also enter into similar arrangements with retailers.

Our business is largely dependent on royalties from two licensees, Target Stores and Tesco, which each accounted for 42% of our consolidated licensing revenues in Fiscal 2009, and accounted for 41% and 38%, respectively, of our Nine Months licensing revenues.

Target and Tesco each generated 42% of our licensing revenues during Fiscal 2009, and 41% and 38%, respectively, of our licensing revenues for the Nine Months.  We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement.  The termination of either the Restated Target Agreement or the Tesco Agreement would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner.  We are unsure whether we would be able to replace the royalty payments received from Target and Tesco.  Together, these two licensees accounted for 84% of our consolidated licensing revenues in Fiscal 2009 and accounted for 79% of our consolidated licensing revenues in our Nine Months.

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

Although we have paid dividends during each quarter since December 2003, there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors.  Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.  Our recent historical dividend payments, including our dividend payments in the Nine Months, exceeded our cash flow from operations, and our dividends may not continue at current levels unless cash flow from operations increases.  The declaration and payment of any future dividends or repurchase of shares of our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board.  Should our future dividend payments end up exceeding our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments in order to align our dividend payments with the cash flow generated from our operations.  Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, or should we decide to use our excess cash to make acquisitions of complimentary business or brands, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

The implementation of new accounting rules related to the accounting for uncertainty in income taxes affected our reported results of operations and will continue to impact our operating results in subsequent periods. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

In Fiscal 2008 and subsequent periods, the income tax assets and liabilities we recognize for uncertain tax positions, if any, will be adjusted when the related income tax liabilities are paid, the income tax positions are settled with the taxing authorities, the related statutes of limitations expire or under other circumstances as provided in ASC 740. Our assessment of uncertain tax positions requires that we make estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without our being assessed additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our results of operations.

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

Dated:  December 9, 2009

CHEROKEE INC.

By:	/s/ Robert Margolis

Robert Margolis
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Russell J. Riopelle

Russell J. Riopelle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)