Form 10-K
period 2010-01-30
CHEROKEE INC
filed 2010-04-15
CIK 844161

Use these links to rapidly review the document

Item 8. CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010 or
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark, whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of April 7, 2010, the registrant had 8,814,187 shares of its common stock, par value $.02 per share, issued and outstanding.

         As of August 1, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $178.9 million (computed on the basis of the last trade of the common stock on the NASDAQ Global Select Market on July 31, 2009).

Documents Incorporated by Reference:

         Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on June 4, 2010, are incorporated by this reference into Part III as set forth herein.

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

        We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others. As of January 30, 2010, we had twenty-five continuing license agreements covering both domestic and international markets. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

        As used herein the term "First Quarter" refers to the three months ended May 2, 2009; the term "Second Quarter" refers to the three months ended August 1, 2009; the term "Third Quarter" refers to the three months ended October 31, 2009; and the term "Fourth Quarter" refers to the three months ended January 30, 2010.

Overview of Licensing Business

        The Cherokee brand, which began as a footwear brand in 1973, has been positioned to connote quality, comfort, fit, and a "Casual American" lifestyle with traditional, wholesome values. We acquired the Sideout brand and related trademarks, which represent a young active lifestyle, in November 1997. The Carole Little, Saint Tropez-West, All That Jazz and Chorus Line brands and trademarks were acquired by us in December 2002, and are recognized women's brands. Our primary emphasis is domestic and international retail direct licensing. As of January 30, 2010, we had twenty-five continuing license agreements covering both domestic and international markets, eleven of which pertained to the Cherokee brand.

        Our license agreements are with retailers, wholesalers and global trading companies on an exclusive or non-exclusive basis. Of our twenty-five licensing agreements, thirteen are retail direct contracts with domestic or international retailers, nine are with a domestic or international wholesaler, and three are brand representations with third parties who have partnered, or are seeking to, partner with domestic or international retailers. In retail direct licensing, we grant retailers a license to use the trademarks on certain categories of merchandise. We collaborate with our licensees' product development staffs and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks, and in some cases our licensees modify or amplify the designs or create their own designs to suit their seasonal, regional and category needs. In nearly all cases, all products are subject to our pre-approved packaging, graphics and quality control standards, and all marketing campaigns are subject to similar oversight. The retailer is responsible for designing and manufacturing the merchandise. We refer to this practice as our "retail direct" licensing strategy. Wholesale licensees manufacture and import various categories of apparel, footwear and accessories under our trademarks and sell the licensed products to retailers. We plan to continue to solicit new licensees through our executive employees as well as using outside consultants.

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

Owned Brands

Cherokee Brand

        At January 30, 2010, we had eleven ongoing licensing agreements for our Cherokee brand. These were all retail direct licensing agreements. Licensing revenues from our Cherokee brand totaled $29.6 million for our fiscal year ended January 30, 2010 ("Fiscal 2010"), which represented 90.8% of our total revenues.

        One of our most significant retail direct licensing agreements is with Target Corporation ("Target") for the Cherokee brand in the United States. The current terms of our relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise.

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

        Royalty revenues from Target were $13.2 million during Fiscal 2010, $15.2 million during Fiscal 2009, and $17.3 million during Fiscal 2008, which accounted for 40.6%, 42%, and 41.5%, respectively, of our consolidated revenues during such periods. The termination of the Restated Target Agreement would have a material adverse effect on our business (See Item 1A, "Risk Factors").

        As of January 30, 2010, we had ten international license agreements for the Cherokee brand (Tesco, Zellers, Comercial Mexicana, Pick 'N Pay, Falabella, Shufersal LTD., Grupo Pao de Acucar, Arvind Mills, Eroski and RT-Mart).

        On August 1, 2001, we entered into a retail direct licensing agreement for the Cherokee brand with Great Britain's Tesco Stores Limited ("Tesco"). Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. In January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary. In February 2007, we added the territory of China to the Tesco agreement and Turkey was added shortly thereafter. During Fiscal 2010, Tesco's rights to expand its license to include all Asian territories, including Malaysia, South Korea, Thailand, and China were re-claimed from Tesco as the designated time frame to expand the Cherokee brand into these territories had elapsed. The term of the Tesco agreement was recently renewed and now expires on January 31, 2014, and Tesco has several options to extend this term. Royalty revenues from Tesco totaled $12.0 million in Fiscal 2010, $15.2 million in Fiscal 2009, and $17.1 million in Fiscal 2008, which accounted for 36.9%, 42%, and 41% respectively, of our consolidated revenues during such periods. The termination of our license agreement with Tesco would have a material adverse effect on our business (See Item 1A, "Risk Factors").

        On August 22, 1997, we entered into a retail direct license agreement with Zellers Inc., a Canadian retailer that is a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise. In Fiscal 2007, Zellers renewed their agreement for an additional five year period, beginning February 1, 2007 and continuing through January 31, 2012, and certain of the terms were changed to Canadian Dollars. Under the terms of the renewed agreement, Zellers agreed to pay us a minimum guaranteed royalty of CDN $1.5 million per year (equivalent to approximately USD $1.4 million at January 30, 2010) over the new five-year term. Zellers has the option to renew this agreement for two additional five year terms beyond the most recent renewal. Royalty revenues from Zellers totaled $1.4 million in Fiscal 2010, $1.5 million in Fiscal 2009, and $2.9 million in Fiscal 2008.

        On January 1, 2007, we entered into a retail direct license agreement with the Mexican retailer, Comercial Mexicana. Royalty revenues from Comercial Mexicana totaled $0.8 million for Fiscal 2010, $1.0 million for Fiscal 2009, and $0.9 million for Fiscal 2008. The initial term of our agreement with Comercial Mexicana was recently extended for an additional year, and now expires on December 31, 2013. Comercial Mexicana also has the option to renew this agreement for additional terms.

        In March 2008, we announced an exclusive international license agreement with Grupo Eroski for the Cherokee brand for the country of Spain. This first term of this contract continues through January 31, 2012, with possible renewal terms thereafter. Royalty revenues from Eroski began in the Third Quarter and totaled $0.3 million for Fiscal 2010.

        In November 2009, we announced an exclusive international agreement with Concord Investment (China) CO., LTD ("RT-Mart") for the Cherokee brand for the Peoples Republic of China excluding Taiwan for their RT-Mart stores. The first term of this contract continues through August 31, 2017, with possible renewal terms thereafter. There were no royalty revenues received from RT-Mart during Fiscal 2010. We expect sales of Cherokee branded products to start at RT-Mart during our fiscal year ending January 29, 2011 ("Fiscal 2011"). We will continue to solicit additional licensees for the Cherokee brand in Asia, Europe and South America, subject to the rights of Tesco and our other licensees under their respective agreements.

Sideout Brand

        At January 30, 2010, we had one ongoing licensing agreement for our Sideout brand and we signed eight new licensing agreements during Fiscal 2010. Additionally, one of our wholesale licensing agreements for Sideout footwear worldwide expired in December 2009. The ongoing Sideout licensing agreement is an international wholesale and retail licensing agreement for the Sideout brand in China. The eight new licensing agreements are for domestic and international wholesales of the Sideout brand with the following licensees: Jem Sportswear Inc., ACI, Evy of California, Blue By Yoo, Inc., Hudson Bay Apparel Brands, LLC, Getracan and Baby Togs, LLC. Licensing revenues from our Sideout brand totaled $0.2 million for Fiscal 2010, $0.5 million for Fiscal 2009, and $1.0 million for Fiscal 2008, which represented 0.6%, 1.5% and 2.5%, respectively, of our total royalty revenues for such fiscal years.

        During Fiscal 2009, our former U.S. licensee for the Sideout brand, Mervyn's, filed for bankruptcy protection and then subsequently liquidated its operations in Fiscal 2010. We have filed a claim for past royalties due in the Mervyn's bankruptcy proceedings, and expect to receive a partial recovery of this claim sometime during Fiscal 2011. We are currently re-marketing our Sideout brand to other potential licensees for the U.S. market and selected international territories. Licensing revenues from our agreement with Mervyns totaled $0 in Fiscal 2010, $355,000 in Fiscal 2009, and $904,000 in Fiscal 2008.

Carole Little Brands

        At January 30, 2010, we had one ongoing retail direct licensing agreement with TJX Companies for our Carole Little brands (Carole Little, CLII and Saint Tropez-West) for the United States and certain other countries. This contract is in its second five-year term, which continues through January 31, 2013, and provides TJX with the option at the expiration of the second term of the agreement to either renew the agreement for an additional five year term or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. This contract contains annual minimum guaranteed royalties, similar to our other licensing agreements. We received royalty revenues from TJX of $1.0 million in Fiscal 2010, $0.75 million in Fiscal 2009, and $1.33 million in Fiscal 2008.

        During Fiscal 2008, we acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock.

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

        During Fiscal 2008 we assisted Norma Kamali in locating Wal-Mart as a global licensee of the Norma Kamali brand, and during the latter part of Fiscal 2009 Wal-Mart began offering Norma Kamali apparel in a select number of its stores. During Fiscal 2010 we reported $1.7 million of royalties from our agreement with Norma Kamali, exceeding our royalties of $0.5 million during Fiscal 2009. At the end of Fiscal 2010, we assisted Laila Ali in locating a wholesale licensee of the Laila Ali brand for personal care and cosmetics. We expect to begin receiving a share of royalties resulting from our agreement with Laila Ali in late Fiscal 2011.

Domestic Licensing Royalties

        During Fiscal 2010, we received a total of $16.1 million in aggregate royalties from our United States retail direct license agreements and brand representation contracts, which accounted for 49.3% of our consolidated revenues during such period.

International Licensing Royalties

        During Fiscal 2010, we received $16.5 million in aggregate royalties from our international license agreements, which accounted for 50.7% of our consolidated revenues during such period.

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

Employees

        As of January 30, 2010, we employed eighteen persons. None of our employees are represented by labor unions, and we believe that our employee relations are satisfactory.

Code of Ethics

        We have adopted a code of ethics that applies to all of our directors, officers and employees of the Company.

Segment Information: Financial Information about Geographic Areas

        We consider our business activities to constitute a single segment. A summary of our revenues and assets by geographic area is set forth in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

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

Executive Officers of the Registrant

        The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Robert Margolis, 62 Director, Chairman of the Board of Directors and Chief Executive Officer	Mr. Margolis has been our Chairman of the Board and Chief Executive Officer since May 5, 1995 and his services are provided to us pursuant to a management agreement. Mr. Margolis was the co-founder of the Apparel Division of our predecessor company in 1981. He had been our Co-Chairman of the Board of Directors, President and Chief Executive Officer of Cherokee since June 1990 and became Chairman of the Board on June 1, 1993. Mr. Margolis resigned all of his positions with us on October 31, 1993. Subsequently, Mr. Margolis rejoined us as Chairman and CEO in 1995.
Howard Siegel, 55 President

Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and administration and became President of Operations on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a Senior Executive for both Federated Department stores and Carter Hawley Hale Broadway stores.

Russell J. Riopelle, 46 Chief Financial Officer

Mr. Riopelle has been our Chief Financial Officer since February 2004. From August 2002 to mid-February 2004 Mr. Riopelle was an investment banker with RSM EquiCo, a division of H&R Block, Inc. From February 2002 to July 2002, Mr. Riopelle was Chief Financial Officer for Dorchester Capital Advisors, a hedge fund. From May 2000 to November 2001, Mr. Riopelle was a Vice President with Bank of America Securities. From August 1996 through April 2000, Mr. Riopelle was a Vice President in the investment banking division of U.S. Bancorp Libra (now known as Libra Securities,  LLC).

Larry Sass, 48 Executive Vice President

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

Mark Nawrocki, 42 Executive Vice President

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
Zoe Ann Murphy, 56 Senior Vice President

Mrs. Murphy joined us in March 2009 as Vice President, Global Brand Director. Prior to joining the Company, Mrs. Murphy worked as Vice President of Licensing at IMG Worldwide Inc. and as a Licensing Consulting Director for ABC Television Entertainment, where she focused on licensing partnerships. Before that, she was Vice President of Sales at Fortune Casuals, LLC and spent over four years as Vice President, Retail Sales & Marketing with Disney Consumer Products where she worked with Disney branded programs at Target stores and other major retailers. Mrs. Murphy began her career in Retail Buying at Liberty House Department Stores then joined Byer California where she was Vice President of Merchandising and Sales.

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

  Our business is largely dependent on royalties from two licensees, Target and Tesco, which accounted for 40.6% and 36.9%, respectively, of our consolidated licensing revenues in Fiscal 2010.

        During Fiscal 2010, 40.6% of our licensing revenues were generated from Target and 36.9% of our licensing revenues were generated from Tesco. We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement. We are unsure whether we would be able to replace the royalty payments received from Target and Tesco. The termination of either of these license agreements would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner Together, these two licensees accounted for approximately 77.5% of our consolidated licensing revenues in Fiscal 2010.

  We are dependent on our intellectual property, and we cannot assure you that we will be able to successfully protect our rights.

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

        Mr. Margolis' services as Chairman and Chief Executive Officer are provided to us pursuant to a management agreement (the "Management Agreement"). The current term of the Management Agreement ends February 1, 2011; however, the term may be extended indefinitely for additional one year terms so long as we meet certain pre-tax earnings thresholds. If we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination, a lump sum in cash equal to three times the sum of the annual base compensation under the Management Agreement at the rate in effect at the time of the termination plus the amount of the previous year's performance bonus under the Management Agreement. Mr. Margolis' annual base compensation in Fiscal 2010 was $790,000 and his performance bonus for Fiscal 2010 was approximately $2.5 million. Based on the amounts paid for Fiscal 2010, the lump sum payment owed upon such a termination, as of January 30, 2010, would be approximately $10.0 million.

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

  We may not pay dividends regularly or at all in the future.

        Although we have paid dividends during each quarter since December 2003, and including during the first quarter of Fiscal 2011, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors. In Fiscal 2010, we paid a total of $17.6 million in dividends, which was materially greater than our net income of $12.6 million for Fiscal 2010. In recognition of the fact that our payment of dividends could not continue at historical levels beyond Fiscal 2010 unless cash flow from operations increases substantially, on January 26, 2010 we announced that we reduced our future quarterly dividend payments from $0.50 per share to $0.38 per share, which more closely aligns our dividend payments with our expected cash flow from operations. Should our future dividend payments exceed our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

  The trading price of our stock may be volatile.

        The trading price of our common stock is likely to be subject to fluctuations as a result of various factors impacting our business, including (i) our financial results, (ii) announcements of us, our retail partners or by our competitors, as applicable, regarding or affecting the retail environment either domestically or internationally, our existing license agreements, our existing brand representations, new license agreements, new brand representations or strategic alliances or other agreements,

(iii) recruitment or departure of key personnel, (iv) changes in the estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock, and (v) market conditions in the retail industry and the economy as a whole.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

Item 2.    PROPERTIES

        We lease a 14,700 square foot office facility in Van Nuys, California. Our current lease term ends July 31, 2013, and we have one three-year option to extend the lease, for which we would have to give notice by January 31, 2013. Our monthly rent is currently $12,500. Our Van Nuys office is well maintained, adequate and suitable for our purposes.

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

Item 4.    (RESERVED)

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

	High	Low	Dividends Paid
Fiscal 2009
Quarter ended May 3, 2008	$36.84	$27.13	$0.75
Quarter ended August 2, 2008	29.61	19.75	0.75
Quarter ended November 1, 2008	25.31	15.29	0.50
Quarter ended January 31, 2009	20.12	11.72	0.50
Fiscal 2010
Quarter ended May 2, 2009	$18.80	$11.92	$0.50
Quarter ended August 1, 2009	21.80	17.39	0.50
Quarter ended October 31, 2010	24.03	18.93	0.50
Quarter ended January 30, 2010	19.76	16.05	0.50

        On April 7, 2010, the latest sale price for our common stock, reported on the Nasdaq Global Select Market System, was $18.95 per share. As of April 7, 2010, the approximate number of stockholders of record of our common stock was 93. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

        On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock. Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and are described below, we have used cash of $7.5 million to repurchase and retire a total of 717,516 shares of our common stock since the stock repurchases were authorized. Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock. On April 7, 2010 our Board of Directors approved the extension date of our stock repurchase program to January 31, 2012. During Fiscal 2008, we did not repurchase any shares of our common stock. During the second quarter of Fiscal 2009, we purchased and retired 10,155 shares of our common stock at an average price of $21.59. During the third quarter of Fiscal 2009, we repurchased and retired 99,561 shares of our common stock at an average price of $17.62. We did not purchase any shares in the fourth quarter of Fiscal 2009. During Fiscal 2010, we did not repurchase any shares of our common stock. Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

        On January 26, 2010, our Board of Directors approved a $0.38 per common share dividend which was paid on March 17, 2010 to stockholders of record as of March 1, 2010. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

Common Stock Performance

        Due to the nature of our business, we do not believe that a comparable peer group of publicly-traded licensing companies exists; hence, we compared the return on investment in our stock to the S&P 100-LTD and NASDAQ COMPOSITE INDEX.

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ COMPOSITE INDEX and the S&P 100 Stock Index for the period commencing January 29, 2005 and ending on January 30, 2010. The data set forth below assumes the value of an investment in our common stock and each Index was $100 on January 29, 2005. The data set forth below also assumes the reinvestment of all dividends.

Comparison of Total Return
Since January 29, 2005
AMONG CHEROKEE INC., THE NASDAQ COMPOSITE AND THE S&P 100-LTD

	FY 2005 1/29/2005	FY 2006 1/28/2006	FY 2007 2/3/2007	FY 2008 2/2/2008	FY 2009 1/31/2009	FY 2010 1/30/2010
Cherokee Inc	100.00	124.71	147.07	120.83	64.53	76.23
NASDAQ Composite Index	100.00	114.13	123.49	121.31	74.91	110.07
S&P 100 Stock Index	100.00	105.75	124.70	123.02	76.59	99.43

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
January 2010

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

	Year Ended January 30, 2010	Year Ended January 31, 2009	Year Ended February 2, 2008	Year Ended February 3, 2007	Year Ended January 28, 2006
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net revenues	$32,570	$36,222	$41,620	$76,627	$42,732
Selling, general and administrative expenses	10,771	11,918	14,151	18,405	11,709
Amortization of trademarks	1,441	1,408	1,290	1,143	1,125

Operating income	20,358	22,896	26,179	57,079	29,898
Interest expense	—	—	—	—	22
Interest income	(24)	(168)	(1,126)	(951)	(474)

Income before income taxes	20,382	23,064	27,305	58,030	30,350
Income tax expense	7,811	8,718	10,870	23,239	12,073

Net income	12,571	$14,346	$16,435	$34,791	$18,277

Basic earnings per share	$1.43	$1.62	$1.85	$3.95	$2.09
Diluted earnings per share	$1.43	$1.61	$1.84	$3.93	$2.07
Cash dividends paid per share	$2.00	$2.50	$3.00	$2.55	$2.15

	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006
Balance Sheet Data:
Working capital	$10,358	$12,609	$18,208	$27,663	$13,420
Total assets	27,165	31,737	42,835	62,302	33,466
Stockholders' equity	19,053	22,740	29,578	36,135	22,987

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

        Target currently has approximately 1,750 stores in the United States. Retail sales of Cherokee branded products at Target decreased in Fiscal 2010 by 21.4% to $850.5 million from the $1.08 billion reported in Fiscal 2009, which we attribute to changes in the mix (greater emphasis on kid's products, and current discontinuance of most Cherokee branded products in women's and men's categories) and placement of Cherokee branded products within Target, the seasonal displacement of the Cherokee brand on certain product categories during Fiscal 2010 and decreased levels of consumer spending in Fiscal 2010. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products. The Restated Target Agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. In Fiscal 2010 Target reached the guaranteed minimum yearly royalty amount of $9 million in the Third Quarter. Based upon the current economic conditions in the U.S., we believe that our future revenues from Target may be similar to or below those reported in Fiscal 2010, but we do not have direct oversight or involvement in the manufacturing, marketing or sales of the ultimate branded product, and hence do not have the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. However, given our contractual royalty rate reductions as certain sales volume thresholds are achieved, in terms of future royalty revenues that we expect to receive from Target, we expect that our first quarter will continue to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters.

        Royalty revenues from our Cherokee brand at Target were $17.3 million in Fiscal 2008, $15.2 million in Fiscal 2009, and $13.2 million in Fiscal 2010, which accounted for 42%, 42%, and 40.6%, respectively, of our consolidated revenues during such periods. The revenues generated from all other licensing agreements during Fiscal 2008 were $23.4 million, during Fiscal 2009 were $21.0 million, and during Fiscal 2010 were $19.3 million, which accounted for 58%, 58% and 59.4%, respectively, of our revenues during such periods.

        Target's retail sales of Cherokee branded products during the Fourth Quarter of Fiscal 2010 totaled $264 million compared to $291 million for the fourth quarter of Fiscal 2009. Royalty revenues from our Cherokee brand at Target were $2.9 million for the Fourth Quarter of Fiscal 2010 and $2.3 million for the fourth quarter of Fiscal 2009. Overall, Target's retail sales of Cherokee branded products during Fiscal 2010 were lower than Fiscal 2009 and as a consequence, our royalty revenues from Target for the year were lower than the royalty revenues reported in Fiscal 2009.

        On August 1, 2001, we entered into a retail direct license agreement for the Cherokee brand with Tesco. See "Item 1. Business—Owned Brands—Cherokee Brand." Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. In January 2004, we granted Tesco the exclusive rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary. In February 2007 we added the territory of China to the Tesco agreement and Turkey was added shortly thereafter. During Fiscal 2010, Tesco's rights to expand its license to include all Asian territories, including Malaysia, South Korea, Thailand, and China were re-claimed from Tesco as the designated time frame to expand the Cherokee brand into these territories had elapsed. The term of the Tesco agreement was recently renewed and now expires on January 31, 2014, and Tesco has several options to extend this term.

        Tesco's retail sales of merchandise bearing the Cherokee brand, which for Fiscal 2010 included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $146.6 million in the Fourth Quarter of Fiscal 2010, as compared to $167.8 million for the fourth quarter of Fiscal 2009. For Fiscal 2010, Tesco's retail sales of Cherokee branded merchandise totaled $633.0 million as compared to $810.3 million in Fiscal 2009. Tesco's retail sales of Cherokee branded products during the Fourth Quarter of Fiscal 2010 totaled $146.6 million compared to $168.0 million for the fourth quarter of Fiscal 2009. Royalty revenues from our Cherokee brand at Tesco were $2.45 million for the Fourth Quarter of Fiscal 2010 and $2.5 million for the fourth quarter of Fiscal 2009. Based upon the recent decline of our revenues received from Tesco for retail sales in the U.K. and other territories, and the fragile economic climate in Europe, it is likely that our revenues in Fiscal 2011 from Tesco will decline from those of Fiscal 2010. Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia in March 2006, in Hungary in July 2006, and in Turkey in December 2007.

        Zellers' retail sales in Canada of merchandise bearing the Cherokee brand were approximately $22.8 million during the Fourth Quarter of Fiscal 2010 compared to $19.7 million for the fourth quarter of Fiscal 2009. For Fiscal 2010, Zellers' retail sales of Cherokee branded merchandise totaled $72.4 million as compared to $75.6 million in Fiscal 2009, primarily as a result of Zellers' significantly reducing the number of men's and women's categories for the Cherokee brand. We are unsure how our future revenues from Zellers' will trend, as there could be changes in strategy or future store closings which could negatively effect the sales of Cherokee branded products.

        During the Fourth Quarter, total worldwide retail sales of merchandise bearing the Cherokee brand totaled $462.4 million versus $500.5 million in total retail sales for the fourth quarter of Fiscal 2009. For Fiscal 2010, total worldwide retail sales of merchandise bearing the Cherokee brand totaled over $1.6 billion, which was below the $2.0 billion in total retail sales reported for Fiscal 2009.

        During Fiscal 2009, Mervyns, our former U.S. based licensee of the Sideout brand, filed for bankruptcy and subsequently began to liquidate their retailing operations. As a consequence our licensing revenues from Mervyns were zero during Fiscal 2010 and accounted for only 6 months during Fiscal 2009. Total retail sales of Mervyn's apparel and accessories bearing the Sideout brand was approximately $19.6 in Fiscal 2009 and zero for Fiscal 2010.

        TJX's sales of merchandise bearing the Carole Little and St. Tropez-West brands were approximately $10.1 million during the Fourth Quarter of Fiscal 2010 compared to $9.3 million for the fourth quarter of Fiscal 2009. For Fiscal 2010, TJX's sales of Carole Little and St. Tropez-West branded merchandise totaled $71.6 million as compared to $56.6 million in Fiscal 2009.

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

        In addition to licensing our own brands, we assist other companies in identifying licensees for their brands. During Fiscal 2008 we assisted Norma Kamali in locating Wal-Mart as a global licensee of the Norma Kamali brand. We also have provided our brand representation services for other brands, including HouseBeautiful and Latina. During Fiscal 2010, we worked on several brand representation opportunities, and in late Fiscal 2010 signed a wholesale licensee to represent the Laila Ali brand for personal care and cosmetics. We expect to begin receiving a share of royalties as a result of our agreement with Laila Ali in late Fiscal 2011. We currently expect that our revenues from brand representation licensing agreements, which totaled $1.9 million in Fiscal 2010, will increase for Fiscal 2011 as a result of the Norma Kamali brand global license agreement with Wal-Mart, but we are not yet able to quantify our expectations in this regard and are unsure of the amount of any future royalties beyond Fiscal 2011.

        The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a Management Agreement. The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Management Agreement was until February 2, 2002, however, it automatically extends for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as documented in the Management Agreement and as reviewed and agreed upon by the Company's Compensation Committee. The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. For Fiscal 2010, Fiscal 2009 and Fiscal 2008 Mr. Margolis' base compensation and bonuses were $3.3 million, $3.7 million and $4.1 million, respectively. As of January 30, 2010 and February 1, 2009, our accrued liabilities include a bonus payable of $2.5 million and $2.9 million, respectively, for Mr. Margolis. If our future EBITDA increases, the bonus payable to Mr. Margolis under the Management Agreement will also increase.

        If our financial performance fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are satisfied. Pre-tax earnings for Fiscal 2008, Fiscal 2007 and Fiscal 2006 exceeded specified levels documented in the Management Agreement, and as reviewed and agreed upon by our Compensation Committee, thereby automatically extending the Management Agreement to February 1, 2011. Pre-tax earnings for Fiscal 2010 and Fiscal 2009 did not exceed such specified levels, and as a result for Fiscal 2010 the Management Agreement has not been extended beyond the February 1, 2011 expiration date, but remains eligible to be extended, for an additional year, if pre-tax earnings for Fiscal 2011 exceed pre-tax earnings from Fiscal 2010. For each future year in which pre-tax earnings exceeds the prior year, the Management Agreement will extend for one year. However, if pre-tax earnings for Fiscal 2011 do not exceed pre-tax earnings for Fiscal 2010, the Management Agreement will end as of February 1, 2011, unless further amended and approved by our stockholders. The Management Agreement also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

        The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year's performance bonus (the "Termination Payment"). On August 28, 2007, we entered into an amendment (the "Amendment") to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding certain revenues and related expenses during Fiscal 2007. The Amendment was approved by the Company's stockholders at the Annual Meeting of the Stockholders on August 28, 2007. In the event the Management Agreement, as amended, was terminated as described above, on January 30, 2010 the Termination Payment for Mr. Margolis would be approximately $10.0 million.

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

        Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

  •
  Revenue Recognition.  Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectability is reasonably assured. Royalty agreements that account for the majority of our historical revenues are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by our licensees. Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year, and as a consequence such royalty rate reductions do not impact previously recognized royalty revenue.

    As a result, our royalty revenues from our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease in each fiscal quarter as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue we recognize in any quarter is dependent on the retail sales of branded products in such quarter and the royalty rate in effect after considering the cumulative level of retail sales. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement. At January 30, 2010, there was no allowance for doubtful accounts.

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

    Effective February 4, 2007, we adopted the provision of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" and collectively, the "Codification"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The cumulative effect of applying ASC 740 has resulted in a decrease to our retained earnings of approximately $0.4 million as of February 4, 2007.

  •
  Impairment of Long-Lived Assets.  We evaluate the recoverability of our identifiable intangible assets and other long-lived assets as required by the ASC Topic 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets ("ASC 360"), which generally requires management to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

  •
  Contingencies and Litigation.  We evaluate contingent liabilities including threatened or pending litigation as required by ASC Topic 450, Contingencies ("ASC 450") and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. Management makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

  •
  Stock Options.  On January 29, 2006, we adopted the ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), using the modified prospective method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. Prior to January 28, 2006, the Company accounted for its fixed stock options using the intrinsic value method. Accordingly, no stock option expense was recorded in periods prior to January 28, 2006.

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

    Our consolidated financial statements for Fiscal 2008, Fiscal 2009 and Fiscal 2010 reflect the impact of ASC 718. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of ASC 718. Stock-based compensation expense recognized for Fiscal 2008 was $776,000, for Fiscal 2009 was $451,000, and for Fiscal 2010 was $344,000.

Results of Operations

        The following table sets forth for the periods indicated certain of our consolidated financial data.

	Year Ended January 30, 2010	Year Ended January 31, 2009	Year Ended February 2, 2008
Royalty revenues	$32,570,000	$36,222,000	$41,620,000
Selling, general, administrative and amortization expenses	12,212,000	13,326,000	15,441,000

Operating income	20,358,000	22,896,000	26,179,000
Interest income and other income, net	24,000	168,000	1,126,000
Income tax provision	7,811,000	8,718,000	10,870,000

Net income	$12,571,000	$14,346,000	$16,435,000

Fiscal 2010 Compared to Fiscal 2009

        In Fiscal 2010, our revenues totaled $32.6 million, as compared to $36.2 million in Fiscal 2009. Revenues for Fiscal 2010 and Fiscal 2009 were generated from licensing our trademarks to retailers and wholesalers and from our share of licensing revenues from brand representation licensing agreements with other brand owners.

        Revenues from our Cherokee brand at Target for Fiscal 2010 and Fiscal 2009 were $13.2 million or 40.6% of revenues and $15.2 million or 42% of revenues, respectively. Revenues from all other sources for Fiscal 2010 and Fiscal 2009 were $19.3 million or 59.4% of revenues and $21.0 million or 58% of revenues, respectively.

        Our international licensing revenues were $16.5 million in Fiscal 2010 compared to $19.2 million in Fiscal 2009. Revenue from Tesco (U.K., Ireland, Poland, Czech Republic, Slovakia, Hungary and Turkey) totaled $12.0 million in Fiscal 2010 as compared to $15.2 million in Fiscal 2009. Tesco UK contributed $7.6 million in Fiscal 2010 and $10.5 million in Fiscal 2009, representing 23.2% and 29.1%, respectively, of total revenues. The overall 21% decrease in revenues from Tesco was primarily due to the 28% decline in royalties from Tesco UK from Fiscal 2009 to Fiscal 2010. The decline in Tesco UK royalties was due to a decrease of 27.2% of retail sales from Fiscal 2009 to Fiscal 2010 and the strengthening of the dollar during Fiscal 2010 which accounted for approximately 16.0% decline in revenues. Additionally, the other Tesco territories (with the exception of Ireland) all exhibited decreases in retail sales and royalties during Fiscal 2010 as compared to Fiscal 2009. Revenues from Zellers totaled $1.4 million in Fiscal 2010 as compared to $1.5 million in Fiscal 2009, primarily due to a reduction in the men's and women's Cherokee product offerings. Other international royalty revenues in Fiscal 2010 increased to $3.0 million from $2.5 million in Fiscal 2009, representing a 20% gain. This total includes licensees for Mexico, South Africa, Peru, Israel, Brazil, Chile, India, Spain and other territories.

        During Fiscal 2010 we received royalties from brand representation licensing agreements of $1.9 million, as compared to $673,000 in Fiscal 2009.

        In Fiscal 2010, Mervyn's revenues for the Sideout brand totaled zero as compared to $0.4 million in Fiscal 2009. The Company had a greater amount of earned royalties in Fiscal 2009 from Mervyns than what was reported as revenues, but because Mervyn's filed for bankruptcy in July of 2008 and later announced its plans to liquidate its operations, the likelihood of realizing such earned royalties has been reduced. The Company does expect to receive an uncertain amount of royalty payouts from the liquidation of Mervyns over the next 12 months, and will recognize such revenues as payments are received.

        Our revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $6.9 million and $5.5 million at the end of Fiscal 2010 and Fiscal 2009, respectively, included an accrual for royalty revenues earned during the fourth quarters of Fiscal 2010 and Fiscal 2009 and these receivables were subsequently received in the following quarter.

        Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees such as Tesco and Comercial Mexicana increases when the dollar weakens against such foreign currencies (the British Pound and the Peso). Conversely, any strengthening of the U.S. dollar against such licensee's foreign currency results in lower royalty revenues from such licensee. For example, the royalty revenues from Tesco UK for Fiscal 2010 reflect an unfavorable 16.0% decline in the weighted average exchange rate for Fiscal 2010 as compared to the weighted average exchange rate used in Fiscal 2009.

        Selling, general and administrative expenses including amortization of trademarks for Fiscal 2010 were $12.2 million or 37.5% of revenues compared to $13.3 million or 36.8% of revenues for Fiscal 2009, a decrease of $1.1 million. Selling, general and administrative expenses in Fiscal 2010 differed from that of Fiscal 2009 in certain areas: (i) in Fiscal 2010 certain payroll related expenses were lower than that incurred in Fiscal 2009, including accrued bonus expenses, which for both years reflect only the bonus for our CEO as contractually obligated in the Management Agreement; (ii) in Fiscal 2010 Travel and Entertainment expenses were lower than incurred in Fiscal 2009; and (iii) total marketing expenses were $1.0 million in Fiscal 2009 as compared to $0.8 million in Fiscal 2010. The majority of the marketing expenses are paid by us to certain of our largest licensees to help them build our Cherokee brand in their respective territories. Also, in compliance with ASC 718, during Fiscal 2009, we recognized $451,000 of expense associated with stock option compensation, as compared to $344,000 for Fiscal 2010. The amount of bonus expense in Fiscal 2010 is lower than that for Fiscal 2009 due to the lower amount of EBITDA for Fiscal 2010 as a result of lower revenues.

        Our interest and other income for Fiscal 2010 was $24,000 as compared to $168,000 for Fiscal 2009. The decrease in interest income in Fiscal 2010 is due to the lower average cash balances during Fiscal 2010 as compared to Fiscal 2009, and also lower interest rates. We had no interest expense in Fiscal 2010 and Fiscal 2009.

        For Fiscal 2010, we recorded for generally accepted accounting principles a tax provision of $7.8 million, compared to $8.7 million for Fiscal 2009. Our effective tax rate was 38.3% for Fiscal 2010 and 37.8% for Fiscal 2009.

        Our net income for Fiscal 2010 was $12.6 million, or $1.43 per diluted share, as compared to a net income of $14.3 million or $1.61 per diluted share for Fiscal 2009.

Fiscal 2009 Compared to Fiscal 2008

        In Fiscal 2009 our revenues totaled $36.2 million, as compared to $41.6 million in Fiscal 2008. Revenues for Fiscal 2009 and Fiscal 2008 were generated from licensing our trademarks to retailers and wholesalers and from our share of licensing revenues from brand representation licensing agreements with other brand owners.

        Revenues from our Cherokee brand at Target for Fiscal 2009 and Fiscal 2008 were $15.2 million or 42% of revenues and $17.3 million or 42% of revenues, respectively. Revenues from all other sources for Fiscal 2009 and Fiscal 2008 were $21.0 million or 58% of revenues and $24.3 million or 58% of revenues, respectively.

        Our international licensing revenues were $19.2 million in Fiscal 2009 compared to $21.6 million in Fiscal 2008. Revenue from Tesco (U.K., Ireland, Poland, Czech Republic, Slovakia, Hungary and Turkey) totaled $15.2 million in Fiscal 2009 as compared to $17.1 million in Fiscal 2008. Tesco UK contributed $10.5 million in Fiscal 2009 and $13.6 million in Fiscal 2008, representing 29.1% and 32.6%, respectively, of our total revenues. The overall decrease in revenues from Tesco was primarily due to the 22% decline in royalties from Tesco UK from Fiscal 2008 to Fiscal 2009, and the strengthening of the dollar during Fiscal 2009 accounted for approximately 28% of the 22% decline in revenues from Tesco UK. The other Tesco territories all exhibited growth in retail sales and royalties during Fiscal 2009 compared to Fiscal 2008. Royalties from Zellers totaled $1.5 million in Fiscal 2009 as compared to $2.9 million in Fiscal 2008, primarily due to a reduction in the men's and women's Cherokee product offering. Other international royalty revenues in Fiscal 2009 increased to $2.5 million from $1.6 million in Fiscal 2008, representing a 57% gain. This total includes licensees for Mexico, South Africa, Peru, Israel, Brazil, Chile, India and other territories.

        During Fiscal 2009, we received brand representation royalties of $673,000, as compared to $354,000 in brand representation royalties that we received in Fiscal 2008.

        In Fiscal 2009, Mervyn's revenues for the Sideout brand totaled $0.4 million as compared to $0.9 million in Fiscal 2008. The Company had a greater amount of earned royalties in Fiscal 2009 from Mervyn's than what is being reported as revenues, but because Mervyn's filed for bankruptcy in July of 2008 and later announced its plans to liquidate it operations, the likelihood of realizing such earned royalties has been reduced. The Company does expect to receive an uncertain amount of royalty payouts from the liquidation of Mervyn's over the next 12 months, and will recognize such revenues as payments are received.

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

        The royalty revenues from Tesco UK for Fiscal 2009 reflect an unfavorable decline of -6.25% in the weighted average exchange rate for Fiscal 2009 as compared to the weighted average exchange rate used in Fiscal 2008.

        Selling, general and administrative expenses including amortization of trademarks for Fiscal 2009 were $13.3 million or 36.8% of revenues compared to $15.4 million or 37.1% of revenues for Fiscal 2008, a decrease of $2.1 million. Selling, general and administrative expenses in Fiscal 2009 differed from that of Fiscal 2008 in certain areas; (i) in Fiscal 2009 certain payroll related expenses were lower than incurred in Fiscal 2008, including accrued bonus expenses, which for Fiscal 2009 reflects only the bonus for our CEO as contractually obligated in the Management Agreement; (ii) we incurred greater tax and accounting expenses primarily due to activities associated with FIN 48 during Fiscal 2008 as compared to Fiscal 2009; (iii) in the first quarter of Fiscal 2008 we incurred an expense of $257,000 representing the 45% share payment relating to the Carole Little royalties, as compared to zero in Fiscal 2009; (iv) we reported higher amortization expenses in Fiscal 2009 as compared to Fiscal 2008, primarily as a result of our acquisition of the 45% share of Carole Little royalties which occurred in the first quarter of Fiscal 2008; and (v) total marketing expenses were $1.2 million in Fiscal 2008 as compared to $1.0 million in Fiscal 2009. The majority of the marketing expenses are paid by us to certain of our largest licensees to help them build our Cherokee brand in their respective territories. Also, during Fiscal 2008, we recognized $776,000 of expense associated with stock option compensation, as compared to $451,000 for Fiscal 2009. The amount of bonus expense in Fiscal 2009 is lower than that for Fiscal 2008 due to the lower amount of EBITDA for Fiscal 2009 as a result of lower revenues.

        Our interest and other income for Fiscal 2009 was $168,000 as compared to $1.1 million for Fiscal 2008. The decrease in interest income in Fiscal 2009 is due to the higher lower average cash balances during Fiscal 2009 as compared to Fiscal 2008. We had no interest expense in Fiscal 2009 and Fiscal 2008.

        For Fiscal 2009, we recorded for generally accepted accounting principles a tax provision of $8.7 million, compared to $10.9 million for Fiscal 2008. Our effective tax rate was 37.8% for Fiscal 2009 and 39.8% for Fiscal 2008.

        Our net income for Fiscal 2009 was $14.3 million, or $161 per diluted share, as compared to a net income of $16.4 million or $1.84 per diluted share for Fiscal 2008.

Liquidity and Capital Resources

        Cash Flows.    On January 30, 2010, we had cash and cash equivalents of $9.4 million. On January 31, 2009, we had cash and cash equivalents of $13.65 million. The decrease in cash and cash equivalents of $4.2 million during Fiscal 2010 was primarily attributable to the payment of $17.6 million in dividends (which was greater than our net income of $12.6 million) as well as the decrease of $1.8 million in net income for Fiscal 2010.

        During Fiscal 2010, cash provided by operations was $13.7 million, compared to $16.0 million in Fiscal 2009. The primary differences in cash provided by operations include: (i) an increase in accounts receivable of $1.5 million in Fiscal 2010 as compared to a decrease of $1.9 million in Fiscal 2009; (ii) a decrease in income taxes receivable of $0.3 million in Fiscal 2010 as compared to an increase of $0.5 million in Fiscal 2009; (iii) a decrease in accrued compensation of $0.4 million in Fiscal 2010 as compared to a decrease of $1.0 million in Fiscal 2009; and (iv) an increase in income taxes payable and other accrued liabilities of $0.5 million in Fiscal 2010 as compared to a decrease of $1.0 million in Fiscal 2009. Also, our deferred tax assets decreased by $319,000 in Fiscal 2010 as compared to a decrease of $416,000 in Fiscal 2009.

        During Fiscal 2010, cash used by investing activities was $0.3 million as compared to Fiscal 2009, in which cash used by investing activities was $0.4 million. In Fiscal 2010, we did not make any trademark purchases, and the net cash used in investing activities was comprised of $51,000 for purchase of property and equipment and $294,000 for trademark registration fees and renewal costs. In Fiscal 2009 we did not make any trademark purchases, and the net cash used in investing activities was comprised of $79,000 for purchase of property and equipment and $344,000 for trademark registration fees and renewal costs

        During Fiscal 2010, cash used in financing activities was $17.6 million, as compared to $23.8 million in Fiscal 2009. There were no exercises of stock options in Fiscal 2010 compared $231,000 of cash proceeds received from the exercise of stock options, along with an excess tax benefit from stock options exercised of $148,000 in Fiscal 2009. In addition, during Fiscal 2010, the Board of Directors declared and paid a total of $17.6 million in dividends, as compared to $22.2 million in dividends paid in Fiscal 2009. We did not repurchase and retire any shares of common stock in Fiscal 2010, whereas in comparison we used $2.0 million to repurchase and retire 109,716 shares of common stock in Fiscal 2009.

        Uses of Liquidity.    Our cash requirements through the end of Fiscal 2011 are primarily to fund operations, working capital, and at our discretion repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures.

        We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

        The following table provides information related to our contractual cash obligations under various financial and commercial agreements at January 30, 2010:

	Payments Due by Period(a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Operating Leases(b)	$150,000		$300,000		$75,000	—	$525,000
Other Long-Term Obligations	2,536,000	(c)(d)	—	(c)(d)	—	—	2,536,000	(c)(d)

Total Contractual Cash Obligations	$2,686,000		$300,000		$75,000	—	$3,061,000

(a)
For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captions "Less than 1 year" starts January 31, 2010 and ends January 29, 2011.

(b)
Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease was set to expire on July 31, 2010, but we extended the lease for another 3-year option set to expire on July 31, 2013. There is one more additional 3-year option to extend this lease.

(c)
Under the terms of the Management Agreement with Mr. Margolis, Mr. Margolis' base salary for Fiscal 2010 was $790,000, and is subject to annual cost of living increases. The Management Agreement also provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for Fiscal 2010, we accrued a bonus of $2.5 million for Mr. Margolis, which is payable within 60 days of our fiscal year end and is reflected in the table above. The $2.5 million bonus was paid in early April 2010. If our EBITDA increases, the bonus payable to Mr. Margolis under the Management Agreement will also increase. Because payments to Mr. Margolis are based on a percentage of our EBITDA, we cannot predict the exact amount of payments we will be obligated to make to Mr. Margolis over the next five years. Additionally, if we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof, we would be obligated to pay Mr. Margolis, within 60 days after the date of the termination, a lump sum in cash equal to three times the sum of the annual base compensation under the Management Agreement at the rate in effect at the time of the termination and the previous year's performance bonus under the Management Agreement. Based on the amounts paid for Fiscal 2010, the lump sum payment owed upon such a termination, as of January 31, 2010, would be approximately $10.0 million. See "Item 1A. Business—Risk Factors."

(d)
Stated amount does not include any future payments pursuant to the future bonuses earned pursuant to the Management Agreement with Mr. Margolis.

        During Fiscal 2010, we announced and paid dividends of $2.00 per share. Since December 2003, we have paid a cash dividend to our stockholders for fourteen straight quarters. However, the payment of any future dividends will be at the discretion of our Board and will be dependant upon our financial conditions, results of operations, capital requirements and other factors deemed relevant by our Board of Directors. Our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant. On January 26, 2010, our Board of Directors approved a $0.38 per common share dividend which was paid on March 17, 2010 to stockholders of record as of March 1, 2010. Should our future dividend payments exceed our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments in order to align our dividend payments with the cash flow generated from our operations. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

        Sources of Liquidity.    Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments though the end of Fiscal 2011; provided that, if the Management Agreement was terminated as discussed above, we may not have sufficient cash to make the lump sum payment to Mr. Margolis. See "Item 1A. Business—Risk Factors." We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled "Risk Factors" in Item 1A of this Form 10-K and under the caption title "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Item 7.

        As of January 30, 2010, we did not have any credit facilities or lines of credit, and we are not the guarantor of any other material third-party obligations. As of January 30, 2010, we did not have any standby letters of credit or any standby repurchase obligations.

        If our revenues and cash flows during Fiscal 2011 are lower than Fiscal 2010, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If our revenues and cash flows during Fiscal 2011 are materially lower than Fiscal 2010, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the Management Agreement, employee bonuses, and other expenses. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Inflation and Changing Prices

        Inflation, traditionally, has not had a significant effect on our operations. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material impact on future operations.

Recent Accounting Pronouncements

        In the third quarter of 2009, the Company adopted the Codification, which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates ("ASUs"). ASUs will serve to update the Codification, provide background information about the guidance and provide the bases for conclusions on change(s) in the Codification. The Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on our consolidated financial statements. However, references to specific accounting standards in the notes to our condensed consolidated financial statements have been changed to refer to the appropriate section of the Codification.

        In February 2007, the FASB issued ASC Topic 825, Financial Instruments ("ASC 825"). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value and permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date. ASC 825 became effective at the beginning of the Company's fiscal year 2008 and has not had a significant impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued ASC Topic 805, Business Combinations ("ASC 805"), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. ASC 805 requires acquisition-related costs and restructuring costs to be recognized separately from the acquisition. This statement is applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of ASC 805 to have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We adopted ASC 820 on the first day of Fiscal 2009, and this adoption did not have a material impact on our consolidated financial statements.

Unaudited Quarterly Results

        The following table summarizes certain unaudited financial information by quarter for Fiscal 2010 and Fiscal 2009:

	Fiscal year ended January 30, 2010
	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
Net revenues	$8,882,000	$8,091,000	$8,041,000	$7,555,000
Income before income taxes	5,775,000	4,751,000	4,717,000	5,138,000
Net income	3,827,000	2,863,000	2,771,000	3,110,000
Net income per share—basic	0.43	0.32	0.31	0.35
Net income per share—diluted	0.43	0.32	0.31	0.35

	Fiscal year ended January 31, 2009
	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009
Net revenues	$11,523,000	$10,540,000	$8,036,000	$6,121,000
Income before income taxes	7,848,000	6,684,000	4,712,000	3,818,000
Net income	4,673,000	4,038,000	3,251,000	2,382,000
Net income per share—basic	0.52	0.45	0.37	0.27
Net income per share—diluted	0.52	0.45	0.37	0.27

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

        Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For Fiscal 2010, revenues from international licensing activities comprised 50.7% of our consolidated revenues. For Fiscal 2010, a hypothetical 10%

strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $1.65 million, which represents 5.1% of our total revenues reported for Fiscal 2010. Such change is not considered to represent a material effect on our results of operations or cash flow.

        Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, the past weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Comercial Mexicana increases when the dollar weakens against such foreign currencies (the British Pound or Euro, the Peso). Conversely, any strengthening of the U.S. dollar has not benefited us. For example, the royalty revenues from Tesco United Kingdom during Fiscal 2010 reflect an unfavorable change in the revenue-weighted-average exchange rate as compared to the revenue-weighted-average exchange rate used in the comparable period in Fiscal 2009 equal to -16.0%, which unfavorably affected revenue by approximately $1.7 million. During the first quarter of Fiscal 2010, the exchange rate reflected an unfavorable change in the average exchange rate as compared to the comparable period in Fiscal 2009 equal to -27.6%; during the second quarter of Fiscal 2010 the exchange rate reflected an unfavorable change in the average exchange ratio as compared to the comparable period in Fiscal 2009 equal to -19.0%; during the third quarter of Fiscal 2010 the exchange rate reflected an unfavorable change in the average exchange ratio as compared to the comparable period last year equal to -10.0%; and during the fourth quarter of Fiscal 2010 the exchange rate reflected a favorable change in the average exchange ratio as compared to the comparable period last year equal to 8.5%. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

We have audited the accompanying consolidated balance sheets of Cherokee Inc. ("the Company") as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 30, 2010. We also have audited the Company's internal control over financial reporting as of January 30, 2010 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cherokee Inc., as of January 30, 2010 and January 31, 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cherokee Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

/s/ MOSS ADAMS LLP

Los Angeles, California
April 15, 2010

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	January 30, 2010	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$9,419,000	$13,652,000
Receivables	6,939,000	5,475,000
Income taxes receivable	1,271,000	1,609,000
Prepaid expenses and other current assets	101,000	75,000
Deferred tax asset	740,000	795,000

Total current assets	18,470,000	21,606,000
Deferred tax asset	630,000	894,000
Property and equipment, net	185,000	210,000
Trademarks, net	7,866,000	9,013,000
Other assets	14,000	14,000

Total assets	$27,165,000	$31,737,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$967,000	$954,000
Accrued compensation payable	2,536,000	2,902,000
Income taxes payable	1,260,000	734,000
Accrued dividends	3,349,000	4,407,000

Total current liabilities	8,112,000	8,997,000

Total liabilities	8,112,000	8,997,000
Commitments and Contingencies (Note 6)
Stockholders' Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,814,187 shares issued and outstanding at January 30, 2010 and January 31, 2009	176,000	176,000
Additional paid-in capital	15,187,000	14,875,000
Retained earnings	3,690,000	7,689,000

Total stockholders' equity	19,053,000	22,740,000

Total liabilities and stockholders' equity	$27,165,000	$31,737,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Royalty revenues	$32,570,000	$36,222,000	$41,620,000
Selling, general and administrative expenses	10,771,000	11,918,000	14,151,000
Amortization of trademarks	1,441,000	1,408,000	1,290,000

Operating income	20,358,000	22,896,000	26,179,000
Interest and other income	24,000	168,000	1,126,000

Total other income	24,000	168,000	1,126,000

Income before income taxes	20,382,000	23,064,000	27,305,000
Income tax provision	7,811,000	8,718,000	10,870,000

Net income	$12,571,000	$14,346,000	$16,435,000

Basic earnings per share	$1.43	$1.62	$1.85

Diluted earnings per share	$1.43	$1.61	$1.84

Weighted average shares outstanding:
Basic	8,814,187	8,882,854	8,897,518
Diluted	8,814,187	8,886,592	8,934,534

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Par Value			Total
Balance at February 3, 2007	8,834,310	176,000	11,960,000	23,999,000	36,135,000
Decrease in retained earnings from implementation of FIN 48				(381,000)	(381,000)

Balance at February 3, 2007, as adjusted	8,834,310	176,000	11,960,000	23,618,000	35,754,000

Stock-based compensation			776,000		776,000
Stock option tax benefit			187,000		187,000
Exercise of stock options	16,524	1,000	420,000		421,000
Issuance of shares for acquisition of trademark	63,068	1,000	2,749,000		2,750,000
Accrued and paid dividends				(26,745,000)	(26,745,000)
Net income				16,435,000	16,435,000

Balance at February 2, 2008	8,913,902	178,000	16,092,000	13,308,000	29,578,000

Stock-based compensation			451,000		451,000
Stock option tax benefit			76,000		76,000
Exercise of stock options	10,001	—	231,000		231,000
Purchase and retirement of common stock	(109,716)	(2,000)	(1,975,000)		(1,977,000)
Accrued and paid dividends				(19,965,000)	(19,965,000)
Net income				14,346,000	14,346,000

Balance at January 31, 2009	8,814,187	$176,000	$14,875,000	$7,689,000	$22,740,000

Stock-based compensation			344,000		344,000
Tax benefit from share-based award activity			(32,000)		(32,000)
Accrued and paid dividends				(16,570,000)	(16,570,000)
Net income				12,571,000	12,571,000

Balance at January 30, 2010	8,814,187	$176,000	$15,187,000	$3,690,000	$19,053,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Operating activities:
Net income	$12,571,000	$14,346,000	$16,435,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,000	53,000	75,000
Amortization of trademarks	1,441,000	1,408,000	1,290,000
Deferred income taxes	319,000	416,000	697,000
Stock-based compensation	344,000	451,000	776,000
Excess tax benefit from share-based payment arrangements	—	(148,000)	(187,000)
Tax benefit from share-based awards activity	(32,000)	—	—
Changes in current assets and liabilities:
Receivables	(1,464,000)	1,888,000	(117,000)
Prepaids and other current assets	(26,000)	(3,000)	156,000
Income taxes receivable	338,000	(544,000)	(1,065,000)
Accounts payable	13,000	137,000	(110,000)
Accrued compensation	(366,000)	(1,042,000)	(4,646,000)
Income taxes payable and other accrued liabilities	526,000	(1,001,000)	(8,407,000)

Net cash provided by operating activities	13,740,000	15,961,000	4,897,000

Investing activities:
Purchases of trademarks, including registration and renewal costs	(294,000)	(344,000)	(1,385,000)
Purchase of property and equipment	(51,000)	(79,000)	(43,000)

Net cash used in investing activities	(345,000)	(423,000)	(1,428,000)

Financing activities:
Proceeds from exercise of stock options	—	231,000	421,000
Excess tax benefit from share-based payment arrangements	—	148,000	187,000
Purchase and retirement of common stock	—	(1,977,000)	—
Dividends	(17,628,000)	(22,243,000)	(26,687,000)

Net cash used in financing activities	(17,628,000)	(23,841,000)	(26,079,000)

Decrease in cash and cash equivalents	(4,233,000)	(8,303,000)	(22,610,000)
Cash and cash equivalents at beginning of period	13,652,000	21,955,000	44,565,000

Cash and cash equivalents at end of period	$9,419,000	$13,652,000	$21,955,000

Cash paid during period for:
Income taxes	$5,999,000	$9,571,000	$28,032,000
Declaration of dividends	$3,349,000	$4,407,000	$6,685,000
Non-cash Financing Activities:
Issuance of common stock for acquisition of trademark	$—	$—	$2,750,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business

        Cherokee Inc. (which may be referred to as we, us, our, or "the Company") is in the business of marketing and licensing the Cherokee, Sideout and Carole Little brands and related trademarks and other brands it owns or represents. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States.

2.     Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Company Year End

        Our fiscal year comprises a 52 or 53 week period ending on the Saturday nearest to January 31. Our fiscal years ended January 30, 2010 ("Fiscal 2010"), January 31, 2009 ("Fiscal 2009) and February 2, 2008 ("Fiscal 2008") represent 52 week periods.

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

  Cash and Cash Equivalents

        We consider all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents.

  Revenue Recognition

        Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectability is reasonably assured. Royalty agreements that account for the majority of our historical revenues are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by our licensees. Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year, and as a consequence such royalty rate reductions do not impact previously recognized royalty revenue.

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

  Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts and the resulting gains or losses are included in current operations. Depreciation is provided on a straight line basis over the estimated useful life of the related asset. Computers and related equipment are depreciated over two years. Building improvements are depreciated over five years, or in some cases, longer, depending upon the specific improvements and the estimated life of the lease. Depreciation expense was $76,000, $53,000, and $75,000 for Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively.

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        In July 2006, the FASB issued FIN 48 (ASC 740) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. ASC 740 is effective for fiscal years beginning after December 15, 2006. The cumulative effects of adopting ASC 740 was recorded as an adjustment to retained earnings as of the beginning of the period of adoption (see Note 4).

  Concentrations of Credit Risk

        Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year end January 30, 2010 and January 31, 2009, our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer, Target Corporation ("Target"), accounted for approximately 42% and 41%, respectively, of our trade receivables at January 30, 2010 and January 31, 2009 and approximately 41%, 42% and 42%, respectively, of our revenues during Fiscal 2010, Fiscal 2009 and Fiscal 2008. Another customer, Great Britain's Tesco Stores Limited ("Tesco"), accounted for approximately 39% and 45% of our trade receivables at January 30, 2010 and January 31, 2009, and approximately 36.9%, 42% and 41%, respectively, of our revenues during Fiscal 2010, Fiscal 2009 and Fiscal 2008. Our international revenues represent approximately 51%, 53% and 52%, respectively, of our total revenues during Fiscal 2010, Fiscal 2009, and Fiscal 2008.

  Significant Contracts

        In 1997, we entered into an agreement with Target that grants Target the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. The current terms of our relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. The term of the Restated Target Agreement continues through January 31, 2012. However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the Restated Target Agreement during February of the calendar year prior to termination. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Royalty revenues from Target totaled $13.2 million in Fiscal 2010, $15.2 million in Fiscal 2009 and $17.3 million in Fiscal 2008.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On August 1, 2001, we entered into a retail direct license agreement for the Cherokee brand with Tesco. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. In January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary. In February 2007, we added the territory of China to the Tesco agreement and Turkey was added shortly thereafter. During Fiscal 2010, Tesco's rights to expand its license to include all Asian territories, including Malaysia, South Korea, Thailand, and China were re-claimed from Tesco as the designated time frame to expand the Cherokee brand into these territories had elapsed. The term of the Tesco agreement was recently renewed and now expires on January 31, 2014, and Tesco has several options to extend this term. Royalty revenues from Tesco totaled $12.0 million in Fiscal 2010, $15.2 million in Fiscal 2009, and $17.1 million in Fiscal 2008.

        During Fiscal 2010, we entered into several new wholesale license agreements for the Sideout brand. Royalty revenues from these new agreements were zero as sales had not occurred during Fiscal 2010. During Fiscal 2009, our only United States retail direct licensing contract for the Sideout brand was with Mervyn's, which is on a non-exclusive basis. Under the Mervyn's agreement, Mervyn's will pay a royalty each fiscal year based on a percentage of Mervyn's net sales of Sideout branded merchandise during each fiscal year, subject to a guaranteed minimum royalty of $688,000. However, in July 2008 Mervyn's filed for bankruptcy protection, and a few months later subsequently filed to liquidate their operations. As a consequence, during Fiscal 2010 royalty revenues from Mervyn's retail sales of Sideout branded products were zero, as compared to $0.4 million in Fiscal 2009, and $0.9 million in Fiscal 2008. We expect to receive an uncertain amount of additional royalties as a result of the liquidation of Mervyn's, and such amounts will be recorded as revenues when received.

        On August 22, 1997, we entered into a retail direct license agreement with Zellers Inc., a Canadian retailer that is a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise. In Fiscal 2007 Zellers renewed their agreement for an additional five year period, beginning February 1, 2007 and continuing through January 31, 2012, and certain of the terms were changed to Canadian Dollars. Under the terms of the renewed agreement, Zellers agreed to pay us a minimum guaranteed royalty of CDN $1.5 million per year (equivalent to about USD $1.4 million as of January 31, 2009) over the new five-year term. Zellers has the option to renew this agreement for two additional five year terms beyond the most recent renewal. During Fiscal 2010, Fiscal 2009 and Fiscal 2008 the royalty revenues from Zellers totaled $1.4 million, $1.5 million and $2.9 million, respectively, and satisfied the annual minimum guarantee.

  Fair Value of Financial Instruments

        The amount recorded for financial instruments in our consolidated financial statements approximates fair value as defined in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820").

  Stock-Based Compensation

        We currently maintain three equity-based compensation plans: (i) the Cherokee 1995 Incentive Stock Option Plan (the "1995 Plan"); (ii) the 2003 Incentive Award Plan as amended in 2006 with the

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption of the 2006 Incentive Award Plan (the "2003 Plan"); and (iii) the 2006 Incentive Award Plan (the "2006 Plan"). Each of these equity compensation plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

        On January 29, 2006, the Company adopted FASB 123R (ASC 718), using the modified prospective method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values. Prior to January 28, 2006, the Company accounted for its fixed stock options using the intrinsic value method. Accordingly, no stock option expense was recorded in periods prior to January 28, 2006.

        The adoption of ASC 718, applying the modified prospective method, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions. Accordingly, prior years' amounts have not been restated. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the awards service period. Stock-based compensation expense recognized for Fiscal 2010 was $344,000, for Fiscal 2009 was $451,000, and for Fiscal 2008 was $776,000.

  Marketing and Advertising

        Generally, our retail direct licensees fund their own advertising programs. Our own advertising and promotional costs are immaterial and are expensed as incurred. We do provide marketing expense money to certain large licensees to help them build the Cherokee brand in their respective territories. Total marketing expenses paid during Fiscal 2010, 2009 and 2008 was $0.8 million, $1.0 million and $1.2 million, respectively.

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

  Comprehensive Income

        ASC Topic 220, Comprehensive Income ("ASC 220") establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For Fiscal 2010, Fiscal 2009 and Fiscal 2008, we had no other comprehensive income components and accordingly, net income equals comprehensive income.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Segment Reporting

        The provisions of ASC Topic 280, Segment Reporting ("ASC 280"), require public companies to report financial and descriptive information about their reportable operating segments. We identify reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

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

	Year Ended January 30, 2010	Year Ended January 31, 2009	Year Ended February 2, 2008
	(in thousands)
North America (U.S., Canada and Mexico)	$18,283	$19,546	$23,817
United Kingdom	8,157	11,044	13,979
Rest of Europe	4,179	4,141	3,098
South Africa and Other	1,951	1,491	726

Total	$32,570	$36,322	$41,620

Recent Accounting Pronouncements

        In the third quarter of 2009, the Company adopted the Codification, which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates ("ASUs"). ASUs will serve to update the Codification, provide background information about the guidance and provide the bases for conclusions on change(s) in the Codification. The Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on our consolidated financial statements. However, references to specific accounting standards in the notes to our condensed consolidated financial statements have been changed to refer to the appropriate section of the Codification.

        In February 2007, the FASB issued ASC Topic 825, Financial Instruments, ("ASC 825")—permits entities to choose to measure many financial instruments and certain other items at fair value ASC 825 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date. ASC 825 became effective at the beginning of Fiscal 2008 and has not had a significant impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued ASC Topic 805, Business Combinations ("ASC 805") improves the relevance, representational faithfulness, and comparability of the information that a reporting entity

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provides in its financial reports about a business combination and its effects. ASC 805 requires acquisition-related costs and restructuring costs to be recognized separately from the acquisition. This topic applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 is not expected to have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. In February 2008, ASC 820 delayed the effective date for all non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim period within those fiscal years. The adoption of ASC 820 has not had a material impact on the Company's consolidated financial statements.

3.     Trademarks

        Trademarks consist of the following:

	January 30, 2010	January 31, 2009
Trademarks	$18,388,000	$18,094,000
Accumulated amortization	(10,522,000)	(9,081,000)

Total	$7,866,000	$9,013,000

        Amortization expense of trademarks was $1.4 million, $1.4 million, and $1.3 million for Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively. Expected amortization of trademarks for the years ending January 31, 2011, 2012, 2013, 2014, and for 2015 and thereafter is $1.4 million for each of January 31, 2011 through 2015, and $0.9 million thereafter.

        During Fiscal 2010, the Company did not acquire any trademarks. Trademark registration and renewal fees for Fiscal 2010 which were capitalized totaled $294,000, comprised of registration and renewal fees of $194,000 for Cherokee, $74,000 for Sideout, and $26,000 for the brands (Carole Little, others) purchased in fiscal 2003. During Fiscal 2009, trademark registration and renewal fees which were capitalized totaled $344,000, comprised of registration and renewal fees of $216,000 for Cherokee, $81,000 for Sideout, and $47,000 for the brands (Carole Little, others) purchased in fiscal 2003. During Fiscal 2008, the Company acquired the 45% share of the Carole Little royalties from Studio CL for a total of $4.0 million, comprised of $1.25 million in cash and $2.75 million in shares of Cherokee common stock. The Company did not acquire any trademarks during Fiscal 2007. Trademark registration and renewal fees, excluding the $4.0 million acquisition costs associated with Carole Little, which were capitalized during Fiscal 2008 totaled $135,000, comprised of registration and renewal fees of $80,000 for Cherokee, $21,000 for Sideout, and $34,000 for the brands (Carole Little, others) purchased in fiscal 2003.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Income Taxes

        The income tax provision as shown in the statements of operations includes the following:

	Year Ended January 30, 2010	Year Ended January 31, 2009	Year Ended February 2, 2008
Current:
Federal	$5,650,000	$6,450,000	$7,763,000
State	1,056,000	1,099,000	1,806,000
Foreign	817,000	753,000	604,000

	7,523,000	8,302,000	10,173,000
Deferred:
Federal	295,000	415,000	763,000
State	(7,000)	1,000	(66,000)

	288,000	416,000	697,000

	$7,811,000	$8,718,000	$10,870,000

        A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended January 30, 2010	Year Ended January 31, 2009	Year Ended February 2, 2008
Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.2	4.8
Change in effective state tax rate, net of federal income tax	—	(0.8)	—
Settlement of state income taxes	—	(2.0)	—
State income tax refund, net of federal income tax	(2.0)	—	—
Other	1.1	1.4	—

Tax provision	38.3%	37.8%	39.8%

        A summary of deferred income tax assets is as follows:

	January 30, 2010		January 31, 2009
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Depreciation and Amortization	$—	234,000	$—	149,000
Tax effect of NOL carryovers	273,000	—	273,000	274,000
State income taxes	467,000	—	522,000	—
Compensation	—	396,000	—	471,000

Total deferred tax assets	$740,000	630,000	$795,000	894,000

        Foreign taxes include withholding required on royalty payments from foreign jurisdictions. Deferred tax assets primarily relate to state tax benefits, operating loss carryforwards, and stock option compensation. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization net operating loss carryforwards ("NOLs") and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under IRC Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $780,000. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. As of January 30, 2010, we estimate that we have $780,000 of federal Section 382 NOLs available that expire in 2011. Management expects to fully utilize these NOLs prior to expiration.

        Effective February 4, 2007, we adopted the provision of ASC 740. The cumulative effect of applying ASC 740 has resulted in a decrease to our retained earnings of approximately $0.4 million as of February 4, 2007. As of February 2, 2008, the total amount of gross unrecognized tax benefits was approximately $1.8 million, of which approximately $0.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of January 31, 2009, the total amount of gross unrecognized tax benefits was approximately $0.5 million, of which approximately $0.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of January 30, 2010, the total amount of gross unrecognized tax benefits was approximately $0.8 million, which represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in Thousands)
Balance at January 31, 2009	$500
Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years	350
Reductions for tax positions as a result of:	—
Settlements	(50)
Lapse of Limitations	—

Balance at January 30, 2010	$800

        It is reasonably expected that $0.6 million of the $0.8 million of unrecognized tax benefits will settle in the next twelve months. The Company does not expect this change to have a significant impact on the results of operations or the financial position of the Company.

        In accordance with the adoption of ASC 740, we continue to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. As of January 31, 2009 and January 30, 2010, the Company has accrued $96,000 and $66,000, respectively, of interest relating to unrecognized tax benefits. These amounts are included in income taxes payable on the Company's balance sheet.

        The Company files U.S. federal and state tax returns. For the federal tax returns, the Company is generally no longer subject to tax examinations for years prior to Fiscal 2008, due to the recent completion of various audits of past years. The Company's Fiscal 2008 federal tax return is currently under examination. With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2003.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Earnings Per Share

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for each of the past three years:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended January 30, 2010:
Basic earnings per share	$12,571,000	8,814,187	$1.43
Effect of dilutive securities—stock options	—	—	—

Dilutive earnings per share	$12,571,000	8,814,187	$1.43

For the year ended January 31, 2009:
Basic earnings per share	$14,346,000	8,882,854	$1.62
Effect of dilutive securities—stock options	—	3,738	(0.01)

Dilutive earnings per share	$14,346,000	8,886,592	$1. 61

For the year ended February 3, 2008:
Basic earnings per share	$16,435,000	8,897,518	$1.85
Effect of dilutive securities—stock options	—	37,016	(0.01)

Dilutive earnings per share	$16,435,000	8,934,534	$1.84

        The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 162,444, 197,299 and 193,144 of anti-dilutive shares for the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

6.     Commitments and Contingencies

  Leases

        We lease our current facility under an operating lease expiring on July 31, 2013. We also have one three-year option to extend this lease for a total of 3 more years, to July 31, 2016. The future minimum non-cancellable lease payments are as follows:

Operating Leases
Fiscal 2011	$150,000
Fiscal 2012	150,000
Fiscal 2013	150,000
Fiscal 2014	75,000

Total future minimum lease payments	$525,000

        Total rent expense was $150,000, $150,000 and $132,000 for Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively.

  Indemnities and Guarantees

        During the normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have not recorded any liability for these contractual guarantees and indemnities in the accompanying

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of January 30, 2010 is included below:

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

7.     Related Party Transactions

        The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a management agreement (the "Management Agreement"). The Management Agreement, as amended, provides for certain base compensation and bonuses, as defined, payable to Mr. Margolis. The initial term of the Management Agreement was until February 2, 2002, however, it automatically extends for each consecutive one year period in the event that pre-tax earnings, as defined, exceed specified levels as documented in the Management Agreement and as reviewed and agreed upon by the Company's Compensation Committee. The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. For Fiscal 2010, Fiscal 2009 and Fiscal 2008 Mr. Margolis' base compensation and bonuses were $3.3 million, $3.7 million, and $4.1 million, respectively. As of January 30, 2010 and January 31, 2009, our accrued liabilities include a bonus payable of $2.5 million and $2.9 million, respectively, for Mr. Margolis. If our EBITDA continues to increase, the bonus payable to Mr. Margolis under the Management Agreement will also increase.

        If our financial performance fails to meet the criteria for extending the term of the Management Agreement in any particular fiscal year, the Management Agreement will not be extended in that year and will thereafter be scheduled to expire two-years from the date of such failure, but the Management Agreement will remain eligible to be extended by an additional year in any subsequent fiscal year during the term of the Management Agreement in which the criteria to extend the term of the Management Agreement are satisfied. Pre-tax earnings for Fiscal 2008, Fiscal 2007 and Fiscal 2006 exceeded specified levels as documented in the Management Agreement and as reviewed and agreed upon by the Company's Compensation Committee thereby automatically extending the Management Agreement to February 1, 2011. However, pre-tax earnings for Fiscal 2009 and Fiscal 2010 did not exceed the specified criteria for extending the Management Agreement, and hence as of January 30, 2010 the expiration date of the Management Agreement was February 1, 2011. The Management Agreement also provides that Mr. Margolis may nominate one director to the Board of Directors and certain other investors may nominate one director to the Board of Directors.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined. If we terminate the agreement without cause or Mr. Margolis terminates the agreement if we materially breach the terms and conditions of the agreement or fail to perform any material obligation there under, Mr. Margolis is entitled to receive within 60 days of termination, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year's performance bonus (the "Termination Payment"). On August 28, 2007, we entered into an amendment (the "Amendment") to the Management Agreement which amends, among other things, the provisions regarding the Termination Payment to reduce the payment by disregarding certain revenues and related expenses during Fiscal 2007. The Amendment was approved by the Company's stockholders at the Annual Meeting of the Stockholders on August 28, 2007. In the event the Management Agreement, as amended, was terminated as described above the Termination Payment for Mr. Margolis would be approximately $10.0 million as of January 30, 2010.

        On October 8, 2007, the Company entered into a contingent Finders Fee Agreement (the "Contingent Finders Fee Agreement") with a director pertaining to his services as a director of the Company in introducing the Company to its licensee for the Cherokee brand in India. The Contingent Finders Fee Agreement provides for the director to receive 5% of all royalty revenues received by the Company in years 6 through 10 (and possibly years 11 through 15) only if the licensee decides to renew the licensing agreement beyond the original five year term to a second five year term (years 6 through 10), and again if another five year term is renewed (years 11 through 15). The Contingent Finders Fee Agreement expires at the earlier of (i) termination of the licensing agreement with the subject licensee for India, or (ii) ten years of payments (through year 15). On November 17, 2009, the Company and its licensee entered into an amended agreement extending the first renewal term to ten (10) years. As the licensing agreement with the licensee has been renewed to a ten year term, there will be future payments made to the director under the Contingent Finders Fee Agreement if royalties are actually received by the Company in years 6 through 10. The director has not earned or received any payments or other compensation and will not receive any payments under the Contingent Finders Fee Agreement during the first five years of the agreement.

8.     Capitalization

  Preferred Stock

        We are authorized to issue up to 1,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of January 30, 2010 and January 31, 2009, no shares of preferred stock were outstanding.

  Common Stock

        On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or of our then outstanding common stock. Pursuant to this directive, and prior to certain repurchases of our common stock that were effected in Fiscal 2009 and as described below, we have used cash of $5.5 million to repurchase and retire 607,800 shares of our common stock with the last repurchase occurring in our fiscal year ended February 1, 2003. Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2010 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock. During Fiscal 2008, we did not repurchase any shares of our common stock. During Fiscal 2009, we spent $2.0 million to repurchase and retire a total of 109,716

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares at an average price of $17.99 per share. During Fiscal 2010, we did not repurchase any shares of our common stock.

  Dividends

        The Company has made a quarterly dividend payment to stockholders during each quarter of Fiscal 2010, Fiscal 2009 and Fiscal 2008. On January 26, 2010, our Board of Directors approved a dividend of $0.38 per share or $3,349,000 which was paid on March 17, 2010. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

  Stock-Based Compensation

        We currently maintain three equity-based compensation plans: (i) the Cherokee 1995 Incentive Stock Option Plan (the "1995 Plan"); (ii) the 2003 Incentive Award Plan as amended in 2006 with the adoption of the 2006 Incentive Award Plan (the "2003 Plan"); and (iii) the 2006 Incentive Award Plan (the "2006 Plan"). Each of these equity compensation plans provides for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

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

        2003 Plan—The 2003 Plan was approved at the June 2003 Annual Meeting of Stockholders and amended in 2006 with the adoption of the 2006 Plan by the Company's Stockholders at the June 2006 Annual Meeting of Stockholders. Under the 2003 Plan, the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares which may be subject to granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000. The principal purposes of the 2003 Plan is to provide additional incentive for our directors, employees and consultants to further our growth development and financial success and to enable us to obtain and retain their services. The Compensation Committee of the Board or another committee thereof (the "Committee") administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors administers the 2003 Plan with respect to grants to independent directors. Under the 2003 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The vesting period and term for options granted under the 2003 Plan is set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, we did not grant any options under the 2003 Plan. During Fiscal 2007 we granted options under the 2003 Plan to purchase 50,644 shares of common stock. As of January 30, 2010, there were 114,291 shares available for option grants under the 2003 Plan as a result of various forfeitures, cancellations or

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expirations of previously granted stock options. In the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future until the 2003 Plan expires on April 28, 2016.

        2006 Plan—The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders under which the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares which may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000. The principal purposes of the 2006 Plan is to provide an additional incentive for our directors, employees and consultants and its subsidiaries to further our growth development and financial success and to enable us to obtain and retain their services. The Committee administers the 2006 Plan with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors. Under the 2006 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options. During Fiscal 2010, Fiscal 2009 and Fiscal 2008, we granted options under the 2006 Plan to purchase zero, 105,000 and 245,000, respectively, of shares of common stock. As of January 30, 2010, there were 153,334 shares available for option grants under the 2006 Plan as a result of various forfeitures, cancellations or expirations of previously granted stock options. In the event that any outstanding option granted under the 2006 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

        Effective January 29, 2006, we adopted ASC 718 using the modified prospective method which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions under the original ASC 718. Stock-based compensation expense recognized under for Fiscal 2010, Fiscal 2009 and Fiscal 2008, was $344,000, $451,000, and $776,000, respectively.

        The estimated fair value of options granted during Fiscal 2010, Fiscal 2009 and Fiscal 2008 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	N/A—no grants
Expected Dividend Yield		8.8%	6.9% to 7.2%
Expected Volatility		32.9%	27.9% to 32.7%
Risk-Free Interest Rate		2.9%	4.4% to 4.5%
Expected Life (in years)		4.5	4.5
Estimated Forfeiture Rate		10.0%	—

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        A summary of activity for the Company's stock options as of and for Fiscal 2010, Fiscal 2009 and Fiscal 2008 is as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, at February 3, 2007	206,594	$31.42
Granted	245,000	$40.11
Exercised	(16,254)	$25.40
Canceled/forfeited	(14,167)	$41.65

Outstanding, at February 2, 2008	420,903	$37.38
Granted	105,000	$22.70
Exercised	(10.001)	$23.12
Canceled/forfeited	(161,179)	$38.29

Outstanding, at January 31, 2009	354,723	$31.83
Granted	—	—
Exercised	—	—
Canceled/forfeited	(192,279)	$37.50

Outstanding, at January 30, 2010	162,444	$24.63	4.09	$—

Vested and Exercisable at January 30, 2010	99,106	$25.86	3.15	$—

Unvested and not exercisable at January 30, 2010	63,338	$22.70	5.60	$—

        The weighted average grant date fair value of options granted under the plans for Fiscal 2010, Fiscal 2009 and Fiscal 2008 was zero, $7.32 and $6.09, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on January 29, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 29, 2010 (the last trading day). This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for Fiscal 2010, Fiscal 2009 and Fiscal 2008 was zero, $58,000 and $325,000, respectively.

        As of January 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $218,000, which is expected to be recognized over a weighted average period of approximately 1.14 years. The total fair value of all options which vested during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $523,000, $698,000 and $699,000, respectively.

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

        We have carried out an evaluation, as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 30, 2010.

        Management's Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that internal control over financial reporting as of January 30, 2010 is effective.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2010 Annual Meeting of Stockholders scheduled to be held on June 4, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 30, 2010. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2010 Annual Meeting of Stockholders scheduled to be held on June 4, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 30, 2010.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2010 Annual Meeting of Stockholders scheduled to be held on June 4, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 30, 2010.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2010 Annual Meeting of Stockholders scheduled to be held on June 4, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 30, 2010.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to our 2010 Annual Meeting of Stockholders scheduled to be held on June 4, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 30, 2010.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K.
(2)	List of Financial Statement Schedules.
(3)	List of Exhibits.

        The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.'s Form 10-Q dated October 28, 2000).
3.2	Amended and Restated Bylaws of Cherokee Inc. (incorporated by reference from Exhibit 3.1 of Cherokee Inc.'s Form 8-K dated December 10, 2007).
10.1	Form of Employee Option Agreement (incorporated by reference from Exhibit 10.6 of Cherokee Inc.'s Form 10-K dated February 3, 2001).
10.2	Second Revised and Restated Management Agreement dated as of November 29, 1999 between Cherokee Inc. and The Newstar Group d/b/a The Wilstar Group (incorporated by reference from Exhibit 10.9 of Cherokee Inc.'s Form 10-K dated January 29, 2000).
10.3	The 2003 Incentive Award Plan (incorporated by reference from Exhibit A of Cherokee Inc.'s Proxy Statement, Form DEF 14A, dated June 9, 2003).
10.4	The 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference from Annex A to Cherokee's Proxy Statement dated April 20, 2006 for its 2006 Annual Stockholders' meeting).
10.5	Restated Licensing Agreement effective as of February 1, 2008, by and between the Company and Target Corporation (incorporated by reference from Exhibit 10.1 of Cherokee Inc.'s Report on Form 8-K dated January 8, 2008).
10.6	First Amendment to the Second Revised and Restated Management Agreement between the Company and The Newstar Group d/b/a The Wilstar Group dated as of November 29, 1999 (incorporated by reference from Exhibit 10.1 of Cherokee Inc.'s Report on Form 8-K dated August 28, 2007).
10.7	Contingent Finders Fee Agreement, entered into on October 8, 2007, by and between the Company and Keith Hull (incorporating by reference from Exhibit 10.10 of Cherokee Inc.'s Form 10-K for the fiscal year ended February 2, 2008).
10.8	Cover Agreement to Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco Stores Limited ("Tesco"), together with the Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco; as amended by Amendment No. 1 to License Agreement, dated as of December 22, 2003, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 2 to License Agreement, dated as of August 3, 2004, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 3 to License Agreement, dated as of July 29, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by License Memo Agreement, dated as of November 25, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Trade Mark Sub-License Agreement, dated as of February 26, 2007, by and among Cherokee, Tesco and Shanghai Kangcheng Storage Co. Limited; as amended by Amendment No. 4 to License Agreement, dated as of March 6, 2008, by and among Cherokee, Tesco and certain affiliates of Tesco (incorporating by reference from Exhibit 10.11 of Cherokee Inc's Form 10-K for the fiscal year ended February 2, 2008).

Exhibit Number	Description of Exhibit
14.1	Code of Business Conduct and Ethics adopted by Cherokee Inc. in March 2004. This Code of Business Conduct and Ethics, as applied to the Company's principal financial officers, shall be our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder (incorporated by reference from Exhibit 14.1 of Cherokee Inc.'s Form 10-K for the fiscal year ended January 31, 2004).
21.1*	Subsidiaries of Cherokee Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INC.
By	/s/ ROBERT MARGOLIS
Robert Margolis Chairman and Chief Executive Officer
Date: April 15, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT MARGOLIS Robert Margolis	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2010
/s/ RUSSELL J. RIOPELLE Russell J. Riopelle	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2010
/s/ TIMOTHY EWING Timothy Ewing	Director	April 15, 2010
/s/ KEITH HULL Keith Hull	Director	April 15, 2010
/s/ DAVE MULLEN Dave Mullen	Director	April 15 2010
/s/ JESS RAVICH Jess Ravich	Director	April 15, 2010