Form 10-Q
period 2010-05-01
CHEROKEE INC
filed 2010-06-09
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2010.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 9, 2010

Common Stock, $.02 par value per share	8,814,187

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	May 1, 2010	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$7,369,000	$9,419,000
Receivables, net	7,743,000	6,939,000
Prepaid expenses and other current assets	79,000	101,000
Income taxes receivable	1,273,000	1,271,000
Deferred tax asset	646,000	740,000

Total current assets	17,110,000	18,470,000

Deferred tax asset	638,000	630,000
Property and equipment, net	177,000	185,000
Trademarks, net	7,621,000	7,866,000
Other assets	14,000	14,000

Total assets	$25,560,000	$27,165,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$911,000	$967,000
Accrued compensation payable	386,000	2,536,000
Income taxes payable	2,189,000	1,260,000
Dividends payable	3,349,000	3,349,000

Total current liabilities	6,835,000	8,112,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,814,187 shares issued and outstanding at May 1, 2010 and at January 30, 2010	176,000	176,000
Additional paid-in capital	15,296,000	15,187,000
Retained earnings	3,253,000	3,690,000

Stockholders’ equity	18,725,000	19,053,000

Total liabilities and stockholders’ equity	$25,560,000	$27,165,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended
	May 1, 2010	May 2, 2009

Royalty revenues	$8,238,000	$8,882,000
Selling, general and administrative expenses	3,368,000	3,114,000

Operating income	4,870,000	5,768,000

Other income:
Investment and interest income	4,000	7,000

Total other income	4,000	7,000

Income before income taxes	4,874,000	5,775,000
Income tax provision	1,962,000	1,948,000

Net income	$2,912,000	$3,827,000

Basic earnings per share	$0. 33	$0.43

Diluted earnings per share	$0. 33	$0.43

Weighted average shares outstanding
Basic	8,814,187	8,814,187

Diluted	8,842,710	8,814,187

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at January 30, 2010	8,814,187	$176,000	$15,187,000	$3,690,000	$19,053,000

Stock-based compensation			109,000		109,000
Accrued dividends				(3,349,000)	(3,349,000)
Net income				2,912,000	2,912,000

Balance at May 1, 2010	8,814,187	$176,000	$15,296,000	$3,253,000	$18,725,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three months ended
	May 1, 2010	May 2, 2009

Operating activities
Net income	$2,912,000	$3,827,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,000	19,000
Amortization of trademarks	369,000	360,000
Deferred income taxes	86,000	120,000
Stock-based compensation	109,000	180,000
Changes in current assets and liabilities:
Increase in accounts receivable	(804,000)	(3,060,000)
Decrease in prepaid expenses and other assets	22,000	1,000
Decrease (increase) in income taxes receivable	(2,000)	432,000
Decrease in accounts payable	(56,000)	(227,000)
Decrease in accrued compensation	(2,150,000)	(2,390,000)
Increase in income taxes payable and other accrued liabilities	929,000	1,143,000

Net cash provided by operating activities	1,434,000	405,000

Investing activities
Purchase of property and equipment	(11,000)	(3,000)
Purchase of trademarks, registration and renewal costs	(124,000)	(65,000)

Net cash used in investing activities	(135,000)	(68,000)

Financing activities
Dividends	(3,349,000)	(4,407,000)

Net cash used in financing activities	(3,349,000)	(4,407,000)

Decrease in cash and cash equivalents	(2,050,000)	(4,070,000)
Cash and cash equivalents at beginning of period	9,419,000	13,652,000

Cash and cash equivalents at end of period	$7,369,000	$9,582,000

Cash paid during period for:
Income taxes	$873,000	$197,000

Declaration of dividends	$3,349,000	$4,407,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of May 1, 2010 and for the three month periods ended May 1, 2010 and May 2, 2009 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 30, 2010 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month period ended May 1, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending January 29, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended May 1, 2010; the term “Fiscal 2011” refers to our fiscal year ending January 29, 2011; the term “Fiscal 2010” refers to our most recent past fiscal year ended January 30, 2010; the term “Fiscal 2009” refers to our fiscal year ended January 31, 2009; and the term “Fiscal 2008” refers to our fiscal year ended February 2, 2008.

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

As a result, our royalty revenues from certain licensees’ retail sales of branded products are highest at the beginning of each fiscal year and decrease in each fiscal quarter as licensees reach certain retail sales thresholds contained in their respective license agreements.  Therefore, the amount of royalty revenue we recognize in any quarter is dependent on the retail sales of branded products in such quarter and the royalty rate in effect after considering the cumulative level of retail sales.  Historically, this has usually caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters.  However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees.  The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended May 1, 2010 and May 2, 2009:

	Three Months Ended
	May 1, 2010	May 2, 2009
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,912,000	$3,827,000

Denominator:
Denominator for net income per common share — weighted average Shares	8,814,187	8,814,187
Effect of dilutive securities:
Stock options	28,523	—

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,842,710	8,814,187

The diluted weighted average number of shares for the three month periods ended May 1, 2010 and May 2, 2009 excludes 160,778 and 354,723, respectively, shares of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive.

Significant Contracts

Our two most significant contracts are our retail direct licensing agreements with Target Stores, a subsidiary of Target Corp. (“Target”) for the Cherokee brand in the United States, and with Great Britain’s Tesco Stores Limited (“Tesco”) for the Cherokee brand in the United Kingdom, and certain countries in Central Europe, as further described below.

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

On August 1, 2001, we entered into an exclusive international retail direct licensing agreement for the Cherokee brand with Tesco (the “Tesco Agreement”).  Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries.  In January 2004, we expanded the Tesco Agreement to include South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we expanded the Tesco Agreement to include Poland and the Czech Republic.  In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary.  In February 2007, we added the territory of China to the Tesco Agreement and Turkey was added shortly thereafter.  During Fiscal 2010, Tesco’s rights to expand its license to include all Asian territories, including Malaysia, South Korea, Thailand and China, were re-claimed from Tesco as the designated time frame to expand the Cherokee brand into these territories had elapsed. The term of the Tesco Agreement was renewed in February 2010 and now expires on January 31, 2014.  Tesco has several options to extend this term.

We also have other licensing agreements regarding our brands, including with:  (i) Zellers for our Cherokee brand in Canada; (ii) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries; and (iii) a number of other international license agreements for our Cherokee brand.   For a more complete description of our license agreements and other commercial agreements, please see our Annual Report on Form 10-K for Fiscal 2010.

Stock-Based Compensation

We currently maintain three equity-based compensation plans:  (i) the Cherokee 1995 Incentive Stock Option Plan (the “1995 Plan”); (ii) the 2003 Incentive Award Plan as amended in 2006 with the adoption of the 2006 Incentive Award Plan (the “2003 Plan”); and (iii) the 2006 Incentive Award Plan (the “2006 Plan”).  Each of these equity based compensation plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders.  Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options.

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

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) administers the 2003 Plan with respect to grants to independent directors.  Awards under the 2003 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2003 Plan.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2003 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the First Quarter, we granted to non-employee directors and certain employees stock options with a five-year term to purchase 113,666 shares of our common stock at an exercise price of $16.08 per share (the closing price on the date of grant) pursuant to the 2003 Plan.  As of May 1, 2010, there were 625 shares available for option grants under the 2003 Plan.  In the event that any outstanding option under the 2003 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 28, 2016.

The 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The 2006 Plan provides for the grant of options and restricted stock awards.  The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors.  Awards under the 2006 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan.  The 2006 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the 2006 Plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2006 Plan is now 750,000, as a proposal to increase the maximum number of shares from 250,000 to 750,000 was approved at our June 4, 2010 Annual Meeting of Stockholders.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options.  During the First Quarter, we granted to certain employees stock options with a five-year term to purchase 153,334 shares of our common stock at an exercise price of $16.08 per share (the closing price on the date of grant) pursuant to the 2006 Plan.  As of May 1, 2010, there were 1,666 shares available for option grants under the 2006 Plan.  In the event that any outstanding option granted under the 2006 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

Stock-based compensation expense recognized for the three months ended May 1, 2010 was $109,000, as compared to $180,000 for the comparable period in the prior year.

The estimated fair value of options granted during Fiscal 2011 (there were no grants in Fiscal 2010) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal 2011
Grant Date	February 1, 2010
# of Options Granted	267,000
Expected Dividend Yield	9.4%
Expected Volatility	58.13%
Avg. Risk-Free Rate	2.13%
Expected Life (in years)	4.5

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

A summary of activity for the Company’s stock options for the First Quarter is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 30, 2010	162,444	$24.63
Granted	267,000	$16.08
Exercised	—	—
Canceled/forfeited	(1,666)	$22.70

Outstanding, at May 1, 2010	427,778	$19.30	4.40	$1,164,000

Vested and Exercisable at May 1, 2010	97,440	$25.91	2.84	$—

Non-vested and not exercisable at May 1, 2010	330,338	$17.35	4.85	$1,164,000

As of May 1, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,009,000, which is expected to be recognized over a weighted average period of approximately 2.4 years.  The total fair value of all options which vested during the First Quarter was $0.

Trademarks

During the First Quarter the Company did not acquire any trademarks, nor were there any trademark acquisitions during the comparable period last year.  Trademark registration and renewal fees which were capitalized during the First Quarter totaled $124,000.  In comparison, for the three months ended May 2, 2009 the total trademark registration and renewal fees capitalized totaled $65,000.

Income Taxes

Income tax expense of $2.0 million was recognized for the First Quarter, resulting in an effective tax rate of 40.3% in the First Quarter, as compared to 33.8% in the first three months of last year and compared to 38.3% for the full year of Fiscal 2010.  The higher effective tax rate for the First Quarter of 40.3% compared with the same period last year was primarily the result of increased state taxes.  The effective tax rate of 33.8% in last year’s first quarter was a result of our recording of a tax provision decrease primarily due to our filing of a refund claim with the California Franchise Tax Board related to the calculation of apportionment of net income.

The Company files U.S. federal and state income tax returns.  For our federal income tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2009.  We are currently subject to a federal tax examination for Fiscal 2009.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2004.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our income tax reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income.  As of January 30, 2010 and May 1, 2010, respectively, accrued interest on a gross basis was $66,000 and $84,000.

As of January 30, 2010 and May 1, 2010, respectively, the total amount of gross unrecognized tax benefits was approximately $0.8 and $0.7 million, of which approximately $0.8 and $0.7 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that $0.6 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions.

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

(3)    Dividends

On January 27, 2010, our Board of Directors approved a dividend of $3.3 million, or $0.38 per share, which was paid on March 17, 2010.  On April 28, 2010, we declared a dividend of $3.3 million, or $0.38 per share, which is to be paid on June 16, 2010 to stockholders of record as of June 1, 2010.

(4)    Related Party Transactions

The services of Mr. Robert Margolis, as our Chief Executive Officer are provided to us pursuant to a management agreement, as amended (the “Management Agreement”).  On April 23, 2010, the Company and Mr. Margolis entered into an amendment to the Management Agreement, which was approved by the Company’s stockholders at the Company’s annual meeting of stockholders on June 4, 2010 (the “Amendment”).

The term of the Management Agreement expires on February 1, 2012, whether or not the performance measures required to extend this expiration date for another year without giving effect to the Amendment are achieved during Fiscal 2011.  Thereafter, the term of the Management Agreement may be extended by one or more additional fiscal years, as described below.  On February 1, 2011, Mr. Margolis shall cease to be Chief Executive Officer of the Company, and he shall be appointed and serve as Executive Chairman of Cherokee’s Board of Directors from that date until January 31, 2012 (or such earlier date as Mr. Margolis voluntarily resigns or becomes unable to serve due to his death or disability) (the “Initial Chair Service Period”).  In January 2012, and in January of any Subsequent Chair Service Period (as defined below), the Company’s Nominating Committee, which shall then be comprised of all the independent directors (as that term is defined under the rules of the Nasdaq Stock Market) then serving on the Company’s Board of Directors, shall meet and determine in its sole discretion whether to elect (by majority approval) to extend Mr. Margolis’ service as Executive Chairman for the following fiscal year.  Any such period following the Initial Chair Service Period during which the Nominating Committee has elected to extend Mr. Margolis’ services as Executive Chairman is referred to herein as a “Subsequent Chair Service Period”.  During the Initial Chair Service Period and in any Subsequent Chair Service Period, Mr. Margolis shall remain an employee of Cherokee and shall perform such services and have such executive powers as are reasonable and necessary to carry out the responsibilities assigned to him by the Board of Directors.

Pursuant to the Management Agreement, Mr. Margolis’ base salary is fixed at $804,000 for Fiscal 2011 and for each fiscal year thereafter until the termination of the Management Agreement.  For Fiscal 2011, Mr. Margolis is entitled to receive a performance bonus calculated in accordance with the following formula: if our EBITDA for Fiscal 2011 is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. For the First Quarter, the Company accrued $356,000, the majority of which pertains to Mr. Margolis’ performance bonus for this period.  As of May 1, 2010 and January 31, 2010, the Company accrued bonus compensation payable pertaining to Mr. Margolis’ performance bonus of $0.4 million and $2.5 million, respectively.  If our EBITDA in Fiscal 2011 continues to increase, the bonus payable to Mr. Margolis under the Management Agreement for Fiscal 2011 will also increase.

After Fiscal 2011, the performance bonus compensation due to Mr. Margolis shall continue to be calculated pursuant to the foregoing formula; however, the total base salary and performance bonus compensation for Mr. Margolis for the Initial Chair Service Period shall not exceed $2.24 million, and in any Subsequent Chair Service Period is not to exceed $2.02 million.  Following Mr. Margolis’ service as Executive Chairman pursuant to the Management Agreement, and for so long as Mr. Margolis continues to serve as a member of the Company’s Board of Directors, Mr. Margolis will be entitled to participate in Board compensation programs consistent with other members of the Board.

The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined in the Management Agreement.  If, during Fiscal 2011, we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement if we materially breach the terms and conditions of the Management Agreement or fail to perform any material obligation there under, or in the event of a change in control of Cherokee, Mr. Margolis is entitled to receive within 60 days of termination or the consummation of such change in control, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus, plus the pro rata earned performance bonus during such fiscal  year up to the date of termination (the “Fiscal 2011 Termination Payoff”).  In the event the Management Agreement, as amended, was terminated as described above, the Fiscal 2011 Termination Payoff for Mr. Margolis as of May 1, 2010 would be approximately $10.3 million.

If, during the Initial Chair Service Period, the Management Agreement is terminated by Cherokee without cause or by Mr. Margolis as a result of Cherokee’s breach of the Management Agreement, or in the event of a change in control of Cherokee that occurs during the Initial Chair Service Period or following the Initial Chair Service Period pursuant to definitive agreement executed by Cherokee during the Initial Chair Service Period (each of such events, an “Initial Chair Service Early Termination Event”), then Mr. Margolis shall be entitled to receive a lump sum payment of $6.0 million in full satisfaction of all payments that might otherwise be due to Mr. Margolis pursuant to the Management Agreement (such lump sum payment, the “Initial Chair Service Termination Payment”).  The Initial Chair Service Termination Payment shall not be payable as a result of an Initial Chair Service Early Termination Event that occurs in any Subsequent Chair Service Period (other than the case in which a change in control of Cherokee is consummated in a Subsequent Chair Service Period as a result of a definitive agreement executed during the Initial Chair Service Period).

Pursuant to the Management Agreement, on June 4, 2010, Mr. Margolis was awarded a non-qualified, non-plan option to purchase 100,000 shares of Cherokee’s common stock at an exercise price of  $18.49 per share (the closing price of Cherokee’s common stock on June 4, 2010), which vests in two equal installments on January 31, 2011 and January 31, 2012 and which shall become fully vested in the event of a change in control of Cherokee, and which expires on June 4, 2015.

On October 8, 2007, the Company entered into a contingent Finders Fee Agreement (the “Contingent Finders Fee Agreement”) with a director pertaining to his services as a director of the Company in introducing the Company to its licensee for the Cherokee brand in India.  The Contingent Finders Fee Agreement provides for the director to receive 5% of all royalty revenues received by the Company in years 6 through 10 (and possibly years 11 through 15) only if the licensee decides to renew the licensing agreement beyond the original five year term to a second five year term (years 6 through 10), and again if another five year term is renewed (years 11 through 15).  The Contingent Finders Fee Agreement expires at the earlier of (i) the termination of the licensing agreement with the subject licensee for India, or (ii) ten years of payments (through year 15).  On November 17, 2009, the Company and its licensee for the Cherokee brand in India entered into an amended agreement (“Amendment”) extending the first renewal term to ten (10) years.  As the licensing agreement with the licensee has been renewed to a ten-year term, there will be future payments made to the director under the Contingent Finders Fee Agreement if royalties are actually received by the Company in years 6 through 10.  The director has not earned or received any payments or other compensation and will not receive any payments under the Contingent Finders Fee Agreement during the first five years of the agreement.

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

Introduction

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q.  See “Item 1. Consolidated Financial Statements” and our Form 10-K for our fiscal year ended January 30, 2010 (“Fiscal 2010”).

Cherokee Inc. (which may be referred to as we, us, our or the Company) is in the business of marketing and licensing the Cherokee, Sideout and Carole Little brands and related trademarks and other brands we own or represent. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the world.

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others.  As of May 1, 2010, we had twenty-six continuing license agreements covering both domestic and international markets.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock.  Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and are described below, we have used cash of $7.5 million to repurchase and retire a total of 717,516 shares of our common stock since the stock repurchases were authorized.  Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2012 and has established the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock.  During Fiscal 2008 and Fiscal 2007, we did not repurchase any shares of our common stock.  During Fiscal 2009, we purchased and retired a total of 109,716 shares of our common stock at an average price of $17.99.  We did not repurchase any shares of our common stock during Fiscal 2010, nor during the three month period ended May 1, 2010 (the “First Quarter”).  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

You should refer to our Annual Report on Form 10-K for Fiscal 2010, for a discussion of our policies on revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation and accounting for stock-based compensation.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the First Quarter, total U.S. dollar based retail sales of merchandise bearing the Cherokee brand were 9.9% below the total U.S. dollar based retail sales for the first quarter of last year, with U.S. dollar based retail sales totaling approximately $344.7 million in our First Quarter versus approximately $382.5 million in total U.S. dollar based retail sales for the first quarter of last year.   Most of this decline was due to a difficult retailing environment worldwide, which contributed to a decrease in inventory levels for the Cherokee brand at certain licensees’ stores during the First Quarter, as compared to the first quarter of last year.

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

During the First Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $189.4 million compared to approximately $210.0 million for the three months ended May 2, 2009, or a decline of 9.8%.  This decline was due to a difficult retailing environment, which contributed to a slight reduction in certain apparel categories that were utilized for the Cherokee brand by Target in the First Quarter, as compared to the prior year.  As a consequence, our royalty revenues for the First Quarter from Target Stores decreased by 9.2% compared to the comparable period last year.

Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand, which for the First Quarter and last year’s comparable period included the U.K., Ireland, Poland, the Czech Republic, Hungary and Slovakia, were $113.1 million in our First Quarter, compared to $145.1 million in the first quarter of last year, representing a total decline of 22.1%.  This decline was partially due to a reduction of Cherokee branded product categories in the Central European countries during the First Quarter as compared to the first quarter of the prior year.  Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 16.1% in the First Quarter as compared to the comparable period in the prior year, which was partially due to a reduction of certain product categories for the Cherokee brand.  Hence, retail sales in U.S. dollars for the United Kingdom totaled $83.4 million in the First Quarter, as compared to $93.5 million in the first quarter of last year.  The Tesco Central European countries of the Czech Republic, Slovakia, Poland and Hungary, as measured in their respective local currencies, reflected decreases in retail sales ranging from 39% to 51%.  As a consequence the collective U.S. dollar based retail sales from Tesco Central Europe for the First Quarter were $27.7 million, as compared to $48.2 million in the first quarter of last year.

Zeller’s retail sales of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $19.3 million during the First Quarter compared to $12.8 million for the first quarter of last year, representing a 51% increase.  This increase was primarily due to an increase in product categories for the Cherokee brand in the First Quarter as compared to last year’s first quarter.

Despite the difficult retail environment, the fluctuation of the U.S. dollar in the First Quarter and the decline of product categories for certain licensees, on a U.S. dollar basis we experienced retail sales increases with several other of our smaller foreign licensees, including the countries of Mexico, South Africa, Israel, Spain and India.  We expect that several of our foreign territories, may continue to show growth throughout Fiscal 2011, and we expect our licensee in China to begin selling Cherokee branded products later this year.

During the First Quarter, retail sales of Carole Little and St. Tropez-West branded products by TJX were approximately $29.1 million, as compared to $36.8 million for the first quarter of last year, representing a decrease of 20.8% over last year.

Royalty Revenues and Expenses

Royalty revenues were $8.2 million during the First Quarter, which is $0.7 million less than the $8.9 million reported during the three month period ended May 2, 2009.  Revenues from the Cherokee brand were $7.3 million during the First Quarter compared to $7.9 million for the first quarter of last year.  During the First Quarter and the first quarter of last year, revenues of $3.8 million and $4.2 million were recognized from Target Stores, respectively, which accounted for 46% and 47% of our total revenues in each such period.  The decrease in revenues from Target Stores was attributable to a difficult retailing environment and a slight reduction by Target of the Cherokee brand in certain apparel product categories in the First Quarter, as compared to the comparable period last year.

Revenues from all of the Tesco countries were $2.4 million during the First Quarter compared to $3.0 million for the first quarter of last year.  Royalty revenues from Tesco U.K. totaled $1.7 million in the First Quarter as compared to $1.9 million in the first quarter of the prior year.  The decline in the U.K. of the retail sales of Cherokee products in local currency during the First Quarter was 16.1%, which we attributed primarily to a difficult consumer environment in the U.K and fewer apparel product categories.  The decline in royalties from Cherokee branded products in all other Tesco countries (Ireland, Central Europe and Turkey) during the First Quarter was about 36%, resulting in royalties of $0.7 million for the First Quarter as compared to $1.1 million for the prior period last year.  The decrease in royalties from the Central European Tesco territories is due primarily to the decrease in several Cherokee branded product categories for apparel during the First Quarter as compared to the first quarter of last year.  Revenues from Zellers totaled $393,000 during the First Quarter compared to $254,000 for the first quarter of last year.  Royalty revenues from our retail direct licensee in Mexico, Comercial Mexicana, totaled $158,000 during the First Quarter, as compared to $149,000 in royalty revenues for the first quarter of last year.

First Quarter revenues also included $373,000 from TJX (per our licensing contract for the Carole Little brands), as compared to $470,000 for the first quarter of last year, due to lower retail sales of Carole Little branded products during the First Quarter.  Revenues from our brand representation licensing arrangements totaled $542,000 in our First Quarter, as compared to $429,000 in the comparable period last year.  Revenues from the Sideout brand were $62,000 during the First Quarter compared to $49,000 for the first quarter last year.

 Revenues from international licensees of both Cherokee and Sideout brands, such as Tesco and Zellers, were collectively $3.5 million during the First Quarter compared to $3.8 million for the first quarter of last year.  This decrease is primarily due to the decrease in Cherokee branded product categories in Tesco Central Europe and the current difficult retailing environment globally.  In several instances, the U.S. dollar weakened and in other instances the U.S. dollar strengthened, resulting in fewer revenues to Cherokee Sales made in those countries where the U.S. dollar strengthened in relation to the local currency, and increased revenues to Cherokee for sales made in those countries where the U.S. dollar weakened in relation to the local currency.

Royalty revenues during the First Quarter benefitted from higher royalty rates applied under our contracts with Tesco and Target during the period because the cumulative retail sales during the First Quarter had not exceeded the applicable thresholds for reduced royalty rates during Fiscal 2011.  In the event that cumulative retail sales in future quarters in Fiscal 2011 do exceed the applicable thresholds for reduced royalty rates, we will then be entitled to a smaller royalty rate on incremental retail sales by Target and Tesco that are in excess of such thresholds.

We believe that our future revenues from Target, for the remaining nine months of Fiscal 2011, will likely be flat or slightly up or down when compared to the revenues from Fiscal 2010 during such period, as we expect our presence in certain apparel categories at Target may continue to grow.  Based on Tesco’s sales of Cherokee branded products in Fiscal 2010 and the First Quarter, we believe that our future revenues from Tesco will probably be lower when compared to the revenues from Fiscal 2010.  We believe that our future revenues from Zellers will continue to grow based on the current economic activity and increased levels of inventory as compared to Fiscal 2010. Based upon the royalties received for our First Quarter from TJX, we estimate that our future royalty revenues from TJX may be down or flat when compared to the revenues from Fiscal 2010, but will depend upon the future condition of the U.S. retail market, which is currently difficult and uncertain.  Furthermore, although the U.S. dollar has strengthened a bit since the end of the First Quarter, should it continue to strengthen in the future against such foreign currencies, our future royalties from our international licensees will be negatively affected throughout the rest of Fiscal 2011.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $7.7 million as of the end of the First Quarter included accrual for revenues earned from Target Stores, Zeller’s, Tesco, TJX and other licensees that are expected to be received in the month or 45 days following the end of the First Quarter.

Selling, general and administrative expenses for the First Quarter were $3.4 million, or 40.9% of revenues, in comparison to selling, general and administrative expenses of $3.1 million, or 35.1% of revenues during the first quarter of last year.  The changes in our selling, general and administrative expenses, including the increase of about $0.3 million during the First Quarter as compared to the first quarter of last year, resulted from the following factors, among others:  (i) higher marketing and corporate salaries and payroll tax expenses in the First Quarter as compared to the first quarter of last year; (ii) higher legal expenses and governance expenses in the First Quarter as compared to the first quarter of last year; and (iii) higher travel and marketing related expenses.

During the First Quarter, our investment and interest income was $4,000 compared to $7,000 for the first quarter of last year.  The decrease in interest income is primarily due to lower cash balances during the First Quarter as compared to the first quarter of last year.

During the First Quarter, we recorded a tax provision of $2.0 million which equates to an effective tax rate of 40.3%, compared to $1.9 million and an effective tax rate of 33.8% recorded for the first quarter of last year.  During the First Quarter, our net income was $2.9 million, or $0.33 per diluted share, compared to $3.8 million, or $0.43 per diluted share, for the first quarter of last year.

Liquidity and Capital Resources

Cash Flows.  On May 1, 2010, we had cash and cash equivalents of $7.4 million.  On January 30, 2010, we had cash and cash equivalents of $9.4 million.  The $2.0 million decrease in cash and cash equivalents during the First Quarter is primarily attributable to the payment of $3.3 million in dividends during the First Quarter, and the payment of our previously accrued bonus for our Chief Executive Officer of $2.5 million during the First Quarter.  These were offset by various other items detailed below.

During the First Quarter, cash provided by our operations was $1.4 million, compared to cash provided by our operations of $0.4 million for the first quarter of last year.  The cash provided from operations of $1.4 million during our First Quarter was primarily due to the changes in:  (i) accrued compensation, which was reduced by $2.2 million in the First Quarter, as compared to a decrease of $2.4 million in the first quarter of last year; (ii) accounts receivable, which increased by $0.8 million in the First Quarter, as compared to an increase of $3.1 million in the first quarter of last year; (iii) an increase in income taxes payable of $0.9 million in the First Quarter, as compared to an increase of $1.1 million in the first quarter of last year; and (iv) a slight increase in taxes receivable in the First Quarter, as compared to a decrease of $0.4 million in the first quarter of last year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $109,000 in our First Quarter as compared to $180,000 in the first quarter of last year, and our deferred tax assets decreased by $86,000 in the First Quarter, as compared to a decrease of $120,000 last year.

Cash used by investing activities during the First Quarter was $135,000, which was comprised of $11,000 of capital expenditures of office equipment, and $124,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the first quarter of last year, cash used by investing activities was $68,000, which was comprised of $3,000 of capital expenditures of office equipment, and $65,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $3.3 million during the First Quarter, which consisted of the payment of dividends of $3.3 million in March 2010.  In comparison, during the first quarter of last year cash used in financing activities was $4.4 million, which consisted of the payment of dividends of $4.4 million in the first quarter of last year.

Uses of Liquidity. We anticipate that our cash requirements through the end of Fiscal 2011 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, and, at the discretion of our Board, to pay dividends and/or potentially repurchase shares of our common stock.  Our Board may reduce or discontinue payment of dividends at any time for any reason deemed relevant.  Our dividend payments in certain past quarters have exceeded our cash flow from operations, and our dividends may not continue at current levels in future periods unless cash flow from operations increases.  The declaration and payment of any future dividends or repurchase of shares of our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through April 2011; provided that, if our Management Agreement with our CEO is terminated, we may not have sufficient cash to make the lump sum payment due to Mr. Margolis.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of May 1, 2010, we did not have any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of May 1, 2010, we did not have any standby letters of credit nor any standby repurchase obligations.

If our revenues and cash flows during Fiscal 2011 are lower than Fiscal 2010, which we expect may occur, we would have less cash available to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands.  In addition, if our revenues and cash flows during Fiscal 2011 are materially lower than Fiscal 2010, we may need to take steps to reduce expenditures by scaling back operations and reducing staff.  However, any reduction of revenues would be partially offset by reductions in the amounts we would be required to pay under the Management Agreement, employee bonuses and any other agreements.  We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Inflation and Changing Prices

Inflation, traditionally, has not had a significant effect on our operations.  Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that inflation will have a material negative impact on future operations.

Seasonality

Given our contractual royalty rate reductions with our licensees, as certain sales volume thresholds are achieved by our licensees in any given fiscal year, historically this has usually caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters.  However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of May 1, 2010, we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material affect on our results of operations or cash flow.  For Fiscal 2010, revenues from international licensing comprised 50.7% of our consolidated revenues.  For the First Quarter, international licensing royalties comprised 43.0% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our First Quarter revenues by approximately $0.4 million, which represents 4.3% of the total revenues reported for the First Quarter.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, in past years the weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Zellers increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  During the First Quarter the U.S. dollar fluctuated across countries and was stronger in some countries and weaker in other countries based on the prior quarter last year.  For example, the royalty revenues from Tesco U.K. in our First Quarter reflect a 6.2% favorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year, while royalty revenues from Tesco Slovakia in our First Quarter reflect a -1.2% unfavorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year.  In the future, should the dollar strengthen further against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of May 1, 2010.

(b) Changes in internal controls.  Management determined that as of May 1, 2010, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is largely dependent on royalties from two licensees, Target Stores and Tesco, which each accounted for 40.6% and 36.9%, respectively, of our consolidated licensing revenues in Fiscal 2010, and accounted for 46.3% and 28.6%, respectively, of our First Quarter licensing revenues.

During Fiscal 2010, 40.6% of our licensing revenues were generated from Target and 36.9% of our licensing revenues were generated from Tesco.  For the First Quarter, 46.3% and 28.6%, respectively, of our licensing revenues were generated from Target Stores and Tesco.  We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement.  The termination of either the Restated Target Agreement or the Tesco Agreement would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner.  We are unsure whether we would be able to replace the royalty payments received from Target and Tesco.  Together, these two licensees accounted for 77.5% of our consolidated licensing revenues in Fiscal 2010 and accounted for 74.9% of our consolidated licensing revenues in our First Quarter.

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

Mr. Margolis’ services as Chairman and Chief Executive Officer during Fiscal 2011, and his anticipated services as our Executive Chairman during Fiscal 2012 and potentially thereafter, are provided to us pursuant to a management agreement, as amended (the “Management Agreement”). The current term of the Management Agreement ends on February 1, 2012; however, the term may be extended indefinitely for additional one year terms by the mutual consent of our Nominating Committee and Mr. Margolis.  If, during Fiscal 2011, we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof, or in the event of a change in control of Cherokee, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination or such change in control, a lump sum in cash equal to three times the sum of the annual base compensation under the Management Agreement at the rate in effect at the time of the termination plus the amount of the previous year’s performance bonus under the Management Agreement. Mr. Margolis’ annual base compensation for Fiscal 2011 is $804,000 and his performance bonus for Fiscal 2010 was approximately $2.5 million. Based on Mr. Margolis’ salary for Fiscal 2010 and his bonus paid for Fiscal 2010, the lump sum payment owed upon such a termination would be approximately $10.3 million, plus his pro rata earned performance bonus during Fiscal 2011 up to the date of termination. If, during Fiscal 2012, we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof, or in the event of a change in control of Cherokee that occurs during Fiscal 2012 or pursuant to an agreement that is entered into during Fiscal 2012, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination or such change in control, a lump sum in cash equal to $6,000,000.

At the time such payment is due, we may not have sufficient cash to make the lump sum payment to Mr. Margolis, and becoming obligated to make such payment would have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In addition, the obligation to make such lump sum payment to Mr. Margolis would be triggered if a third party were to acquire us during Fiscal 2011, Fiscal 2012 or pursuant to an agreement that is entered into during Fiscal 2012, which would increase such third party’s acquisition costs, but would also each year thereafter reduce our annual operating expenses due to the elimination of annual bonus payments to Mr. Margolis pursuant to the Management Agreement.

We may not pay dividends regularly or at all in the future.

Although we have paid dividends during each quarter since December 2003, and including during the First Quarter, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors.  Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.  In Fiscal 2010, we paid a total of $17.6 million in dividends, which was materially greater than our net income of $12.6 million for Fiscal 2010.  In recognition of the fact that our payment of dividends could not continue at historical levels beyond Fiscal 2010 unless cash flow from operations increases substantially, on January 26, 2010, we announced that we reduced our future quarterly dividend payment from $0.50 per share to $0.38 per share, which more closely aligned our dividend payments with our expected cash flow from operations.  Should our future dividend payments exceed our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments.  Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, or should we decide to use our excess cash to make acquisitions of complimentary business or brands or for other reasons, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.   OTHER INFORMATION

On June 4, 2010, we held our annual stockholders’ meeting, at which our stockholders (i) elected five (5) directors to hold office until the next annual meeting of stockholders,  (ii) ratified the selection of Moss Adams LLP as the Company’s independent registered public accounting firm for Fiscal 2011, (iii) approved the proposed amendment to the Amended Second Revised and Restated Management Agreement between Cherokee Inc. and The Newstar Group d/b/a The Wilstar Group, pursuant to which Robert Margolis provides his services as the Company’s Chairman and Chief Executive Officer and (iv) approved an amendment to our existing equity incentive plans to (a) increase the aggregate number of shares that may be issued under Cherokee’s 2006 Incentive Plan by 500,000 and (b) include an express prohibition on certain repricings or exchanges of outstanding equity awards.  The vote on such matters was as follows:

I.                                         Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee	Broker Non-Votes
Robert Margolis	4,980,800	263,413	2,740,462
Timothy Ewing	3,482,449	1,761,764	2,740,462
Dave Mullen	4,977,946	266,267	2,740,462
Jess Ravich	3,491,200	1,753,013	2,740,462
Keith Hull	3,442,675	1,801,538	2,740,462

II.                                     Ratification of Auditors

For	Against	Abstain	Broker Non-Votes
7,745,337	42,000	197,338	0

III.                                 Approval of the Proposed Amendment to the Amended Second Revised and Restated Management Agreement

For	Against	Abstain	Broker Non-Votes
4,988,973	116,385	138,855	2,740,462

IV.                                 Approval of Amendment to the Company’s Existing Equity Incentive Plans

For	Against	Abstain	Broker Non-Votes
4,528,555	572,227	143,431	2,740,462

As a result of the actions taken by our stockholders at our annual stockholders’ meeting on June 4, 2010, Cherokee’s existing equity incentive plans were amended to (a) increase the aggregate number of shares that may be issued under Cherokee’s 2006 Incentive Plan by 500,000 and (b) include an express prohibition on certain repricings or exchanges of outstanding equity awards.  In addition, our stockholders approved the Proposed Amendment to the Amended Second Revised and Restated Management Agreement (the “Amendment”), a copy of which is attached hereto as Exhibit 10.4 and is incorporated herein by reference.  As a result of such approval, the Amendment became effective as of June 4, 2010.  For further information regarding the Amendment, please see Cherokee’s Report on Form 8-K filed with the SEC on April 27, 2010, which Cherokee previously filed in connection with the execution of the Amendment on April 23, 2010, and which is incorporated herein by reference.

In addition, following the approval by Cherokee’s stockholders of the Amendment and pursuant to its terms, on June 4, 2010, we issued to Robert Margolis a non-qualified stock option to purchase 100,000 shares of our Common Stock (the “Option”) at an exercise price of $18.49, which was the closing price of our Common Stock on June 4, 2010.  The Option was not issued pursuant to any of Cherokee’s existing equity incentive plans.  The Option vests contingent on Mr. Margolis’ continued service as a member of our Board of Directors in two equal installments of 50,000, on January 31, 2011 and January 31, 2012, and provides for acceleration in the event that Cherokee experiences a change in control.  The option is exercisable until June 4, 2015.  The foregoing description of the Option is not complete and is qualified in its entirety by the full text of the Option, which attached hereto as Exhibit 10.3 to this Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.  EXHIBITS

(a)             Exhibits

Exhibit Number	Description of Exhibit
10.1*	Amendment No 1 to The 2006 Incentive Award Plan
10.2*	Amendment No 1 to The 2003 Incentive Award Plan
10.3*	Stock Option Agreement, dated as of June 4, 2010, by and between the Company and Robert Margolis
10.4

Second Amendment to the Second Revised and Restated Management Agreement, dated as of April 23, 2010, between Cherokee and The Newstar Group d/b/a The Wilstar Group dated as of November 29, 1999 and amended as of August 28, 2007 (incorporated by reference from Exhibit 10.3 to Cherokee’s Report on Form 8-K, dated April 23, 2010

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

Dated:  June 9, 2010

CHEROKEE INC.

By:	/s/ Robert Margolis

Robert Margolis Chief Executive Officer (Principal Executive Officer)

By:	/s/ Russell J. Riopelle

Russell J. Riopelle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)