Form 10-Q
period 2010-07-31
CHEROKEE INC
filed 2010-09-08
CIK 844161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended July 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 8, 2010

Common Stock, $.02 par value per share	8,896,154

CHEROKEE INC.

INDEX

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

	July 31, 2010	January 30, 2010

Assets
Current assets:
Cash and cash equivalents	$7,292,000	$9,419,000
Receivables, net	6,694,000	6,939,000
Prepaid expenses and other current assets	148,000	101,000
Income taxes receivable	1,273,000	1,271,000
Deferred tax asset	567,000	740,000

Total current assets	15,974,000	18,470,000

Deferred tax asset	667,000	630,000
Property and equipment, net	164,000	185,000
Trademarks, net	7,299,000	7,866,000
Other assets	14,000	14,000

Total assets	$24,118,000	$27,165,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,306,000	$967,000
Accrued compensation payable	1,008,000	2,536,000
Income taxes payable	437,000	1,260,000
Dividends payable	3,349,000	3,349,000

Total current liabilities	6,100,000	8,112,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,814,187 shares issued and outstanding at July 31, 2010 and at January 30, 2010	176,000	176,000
Additional paid-in capital	15,456,000	15,187,000
Retained earnings	2,386,000	3,690,000

Stockholders’ equity	18,018,000	19,053,000

Total liabilities and stockholders’ equity	$24,118,000	$27,165,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Royalty revenues	$7,496,000	$8,091,000	$15,735,000	$16,974,000
Selling, general and administrative expenses	3,363,000	3,346,000	6,731,000	6,460,000

Operating income	4,133,000	4,745,000	9,004,000	10,514,000

Other income:
Interest and other income	3,000	6,000	7,000	13,000

Total other income	3,000	6,000	7,000	13,000

Income before income taxes	4,136,000	4,751,000	9,011,000	10,527,000
Income tax provision	1,655,000	1,888,000	3,617,000	3,837,000

Net income	$2,481,000	$2,863,000	$5,394,000	$6,690,000

Basic earnings per share	$0.28	$0.32	$0.61	$0.76

Diluted earnings per share	$0.28	$0.32	$0.61	$0.76

Weighted average shares outstanding
Basic	8,814,187	8,814,187	8,814,187	8,814,187

Diluted	8,855,957	8,814,187	8,848,696	8,814,187

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at January 30, 2010	8,814,187	$176,000	$15,187,000	$3,690,000	$19,053,000

Stock-based compensation			269,000		269,000
Accrued dividends				(6,698,000)	(6,698,000)
Net income				5,394,000	5,394,000

Balance at July 31, 2010	8,814,187	$176,000	$15,456,000	$2,386,000	$18,018,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended
	July 31, 2010	August 1, 2009
Operating activities
Net income	$5,394,000	$6,690,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,000	38,000
Amortization of trademarks	738,000	721,000
Deferred income taxes	136,000	218,000
Stock-based compensation	269,000	317,000
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	245,000	(1,965,000)
Increase in prepaid expenses and other assets	(47,000)	(99,000)
Decrease (increase) in income taxes receivable	(2,000)	(252,000)
Increase (decrease) in accounts payable	339,000	25,000
Decrease in accrued compensation	(1,528,000)	(1,608,000)
Increase (decrease) in income taxes payable and other accrued liabilities	(823,000)	144,000

Net cash provided by operating activities	4,759,000	4,229,000

Investing activities
Purchase of property and equipment	(17,000)	(10,000)
Purchase of trademarks, registration and renewal costs	(171,000)	(117,000)

Net cash used in investing activities	(188,000)	(127,000)

Financing activities
Dividends	(6,698,000)	(8,814,000)

Net cash used in financing activities	(6,698,000)	(8,814,000)

Decrease in cash and cash equivalents	(2,127,000)	(4,712,000)
Cash and cash equivalents at beginning of period	9,419,000	13,652,000

Cash and cash equivalents at end of period	$7,292,000	$8,940,000

Cash paid during period for:
Income taxes	$3,965,000	$3,461,000

Declaration of dividends	$3,349,000	$4,407,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2010 and for the three and six month periods ended July 31, 2010 and August 1, 2009 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain previously reported amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of January 30, 2010 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six month period ended July 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending January 29, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended May 1, 2010; the term “Second Quarter” refers to the three months ended July 31, 2010; the term “Six Months” refers to the six months ended July 31, 2010; the term “Fiscal 2011” refers to our fiscal year ending January 29, 2011; the term “Fiscal 2010” refers to our most recent past fiscal year ended January 30, 2010; the term “Fiscal 2009” refers to our fiscal year ended January 31, 2009; and the term “Fiscal 2008” refers to our fiscal year ended February 2, 2008.

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

As a result, our royalty revenues from certain licensees’ retail sales of branded products are typically highest at the beginning of each fiscal year and may decrease in each fiscal quarter as licensees reach certain retail sales thresholds contained in their respective license agreements.  Therefore, the amount of royalty revenue we recognize in any quarter is dependent on the retail sales of branded products in such quarter and the royalty rate in effect after considering the cumulative level of retail sales.  Historically, this has usually caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters.  However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees.  The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended July 31, 2010 and August 1, 2009:

	July 31, 2010		August 1, 2009
	3 Months	6 Months	3 Months	6 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,481,000	$5,394,000	$2,863,000	$6,690,000

Denominator:
Denominator for net income per common share-weighted average shares	8,814,187	8,814,187	8,814,187	8,814,187
Effect of dilutive securities:
Stock options	41,770	34,509	—	—

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,855,957	8,848,696	8,814,187	8,814,187

The diluted weighted average number of shares for the three month periods ended July 31, 2010 and August 1, 2009, respectively, excludes 160,778 and 354,723 shares, respectively, of common stock issuable on the exercise of stock options that have an exercise price above the average market price for the period because such stock options outstanding were anti-dilutive. The diluted weighted average number of shares for the six month periods ended July 31, 2010 and August 1, 2009, respectively, excludes 199,649 and 354,723 shares, respectively, of common stock issuable on the exercise of stock options because such options were anti-dilutive.

Significant Contracts

Our two most significant contracts are our retail direct licensing agreements with Target Stores, a subsidiary of Target Corp. (“Target”) for the Cherokee brand in the United States, and with Great Britain’s Tesco Stores Limited (“Tesco”) for the Cherokee brand in the United Kingdom, and certain countries in Central Europe, as further described below.

We first entered into a licensing agreement with Target in 1995 for the exclusive use of our Cherokee brand in the United States across certain product categories. The current terms of our agreement with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. The term of the Restated Target Agreement continues through January 31, 2012. However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the agreement during February of the calendar year prior to termination. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise.

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

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended at the June 13, 2006 Annual Meeting of Stockholders. The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services. The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) administers the 2003 Plan with respect to grants to independent directors. Awards under the 2003 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries. Such awards also may be granted to our consultants selected by the Committee for participation in the 2003 Plan. The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof. Two types of stock options may be granted under the plan: incentive and non-qualified stock options. In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The maximum number of shares authorized for the grant of awards under the 2003 Plan is 250,000. Furthermore, the maximum number of shares which may be subject to awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000. The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options. During the First Quarter, we granted to non-employee directors and certain employees stock options with a five-year term to purchase 113,666 shares of our common stock at an exercise price of $16.08 per share (the closing price on the date of grant) pursuant to the 2003 Plan. We did not make any grants during the Second Quarter under the 2003 Plan. As of July 31, 2010, there were 625 shares available for grant under the 2003 Plan. In the event that any outstanding option under the 2003 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 28, 2016.

The 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders and amended at the June 4, 2010 Annual Meeting of Stockholders. The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services. The 2006 Plan provides for the grant of options and restricted stock awards. The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors. Awards under the 2006 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries. Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan. The 2006 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof. Two types of stock options may be granted under the 2006 Plan: incentive and non-qualified stock options. In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The maximum number of shares authorized for the grant of awards under the 2006 Plan is 750,000. Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000. The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options. During the First Quarter, we granted to certain employees stock options with a five-year term to purchase 153,334 shares of our common stock at an exercise price of $16.08 per share (the closing price on the date of grant) pursuant to the 2006 Plan. We did not make any grants during the Second Quarter under the 2006 Plan. As of July 31, 2010, there were 501,666 shares available for grant under the 2006 Plan. In the event that any outstanding option granted under the 2006 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

On June 4, 2010, our Executive Chairman, Robert Margolis, was awarded a non-qualified, non-plan option to purchase 100,000 shares of Cherokee’s common stock at an exercise price of $18.49 per share (the closing price of Cherokee’s common stock on June 4, 2010), which vests in two equal installments on January 31, 2011 and January 31, 2012 and which shall become fully vested in the event of a change in control of Cherokee, and which expires on June 4, 2015.

On August 26, 2010, our Chief Executive Officer, Henry Stupp, was awarded a non-qualified, non-plan option to purchase up to 300,000 shares of Cherokee’s common stock as an inducement grant outside of the 2006 Plan at an exercise price of $18.30 per share (the closing price of Cherokee’s common stock on the date of grant) which vests in five equal annual installments beginning on January 31, 2012 and has a term of six years. In addition, in the event of a change in control of Cherokee, an additional twenty percent of the shares subject to the option shall vest.

Stock-based compensation expense recognized for the Six Months was $269,000, as compared to $317,000 for the comparable period in the prior year.

The estimated fair value of options granted during the Six Months (there were no grants in Fiscal 2010) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2011
	First Quarter	Six Months
Grant Date	February 1, 2010	June 4, 2010
# of Options Granted	267,000	100,000
Expected Dividend Yield	9.4%	8.2%
Expected Volatility	58.13%	58.76%
Avg. Risk-Free Rate	2.13%	1.17%
Expected Life (in years)	4.5	4.5

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

A summary of activity for the Company’s stock options for the Six Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 30, 2010	162,444	$24.63
Granted	367,000	$16.74
Exercised	—	—
Canceled/forfeited	(1,666)	$22.70

Outstanding, at July 31, 2010	527,778	$19.15	4.14	$1,164,000

Vested and Exercisable at July 31, 2010	97,440	$25.91	2.58	$—

Non-vested and not exercisable at July 31, 2010	430,338	$17.61	4.66	$1,164,000

As of July 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,505,000, which is expected to be recognized over a weighted average period of approximately 2.0 years.  The total fair value of all options which vested during the Six Months was $0.

Trademarks

During the Second Quarter and Six Months, the Company did not acquire any trademarks, nor were there any trademark acquisitions during the comparable periods last year. Trademark registration and renewal fees which were capitalized during the Second Quarter and Six Months totaled $47,000 and $171,000, respectively. In comparison, for the second quarter and six months of last year, the total trademark registration and renewal fees capitalized totaled $52,000 and $117,000, respectively.

Income Taxes

Income tax expense of $1.7 million was recognized for the Second Quarter, resulting in an effective tax rate of 40.0%, as compared to 39.7% in the second quarter of last year and compared to 38.3% for the full year of Fiscal 2010.

The Company files U.S. federal and state income tax returns. For our federal income tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to 2009. We are currently subject to a federal tax examination for Fiscal 2009. With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2004. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our income tax reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of January 30, 2010 and July 31, 2010, respectively, accrued interest on a gross basis was $66,000 and $84,000.

As of January 30, 2010 and July 31, 2010, respectively, the total amount of gross unrecognized tax benefits was approximately $0.8 and $0.7 million, of which approximately $0.8 and $0.7 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that $0.6 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on the results of operations or the financial position of the Company.

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

(3)    Dividends

On January 27, 2010, our Board of Directors approved a dividend of $3.3 million, or $0.38 per share, which was paid on March 17, 2010.  On April 28, 2010, we declared a dividend of $3.3 million, or $0.38 per share, which was paid on June 16, 2010.  On July 26, 2010, we declared a dividend of $3.3 million, or $0.38 per share, which is to be paid on September 15, 2010 to stockholders of record as of September 1, 2010.

(4) Related Party Transactions

The services of Mr. Robert Margolis as our Executive Chairman are provided to us pursuant to a management agreement, as amended (the “Management Agreement”).  On April 23, 2010, the Company and Mr. Margolis entered into an amendment to the Management Agreement, which was approved by the Company’s stockholders at the Company’s annual meeting of stockholders on June 4, 2010 (the “Amendment”).  On August 26, 2010, Mr. Margolis was appointed as our Executive Chairman.  Prior to such appointment, Mr. Margolis served as our Chief Executive Officer.

The term of the Management Agreement expires on February 1, 2012, whether or not the performance measures required to extend this expiration date for another year without giving effect to the Amendment are achieved during Fiscal 2011. Thereafter, the term of the Management Agreement may be extended by one or more additional fiscal years, as described below. Pursuant to the Management Agreement, Mr. Margolis shall serve as Executive Chairman of Cherokee’s Board of Directors until January 31, 2012 (or such earlier date as Mr. Margolis voluntarily resigns or becomes unable to serve due to his death or disability) (the “Initial Chair Service Period”). In January 2012, and in January of any Subsequent Chair Service Period (as defined below), the Company’s Nominating Committee, which shall then be comprised of all the independent directors (as that term is defined under the rules of the Nasdaq Stock Market) then serving on the Company’s Board of Directors, shall meet and determine in its sole discretion whether to elect (by majority approval) to extend Mr. Margolis’ service as Executive Chairman for the following fiscal year. Any such period following the Initial Chair Service Period during which the Nominating Committee has elected to extend Mr. Margolis’ services as Executive Chairman is referred to herein as a “Subsequent Chair Service Period”. During the Initial Chair Service Period and in any Subsequent Chair Service Period, Mr. Margolis shall remain an employee of Cherokee and shall perform such services and have such executive powers as are reasonable and necessary to carry out the responsibilities assigned to him by the Board of Directors.

Pursuant to the Management Agreement, Mr. Margolis’ base salary is fixed at $804,000 for Fiscal 2011 and for each fiscal year thereafter until the termination of the Management Agreement. For Fiscal 2011, Mr. Margolis is entitled to receive a performance bonus calculated in accordance with the following formula: if our EBITDA for Fiscal 2011 is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. For the Six Months, the Company accrued $1.0 million, the majority of which pertains to Mr. Margolis’ performance bonus for this period. As of July 31, 2010 and January 31, 2010, the Company accrued bonus compensation payable pertaining to Mr. Margolis’ performance bonus of approximately $0.8 million and $2.3 million, respectively. If our EBITDA in Fiscal 2011 continues to increase, the bonus payable to Mr. Margolis under the Management Agreement for Fiscal 2011 will also increase.

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

The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined in the Management Agreement. If, during Fiscal 2011, we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement if we materially breach the terms and conditions of the Management Agreement or fail to perform any material obligation there under, or in the event of a change in control of Cherokee, Mr. Margolis is entitled to receive within 60 days of termination or the consummation of such change in control, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus, plus the pro rata earned performance bonus during such fiscal year up to the date of termination (the “Fiscal 2011 Termination Payoff”). In the event the Management Agreement, as amended, was terminated as described above, the Fiscal 2011 Termination Payoff for Mr. Margolis as of July 31, 2010 would be approximately $10.8 million.

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

On August 26, 2010, Henry Stupp was appointed as our Chief Executive Officer and was also appointed to serve as a member of our Board of Directors. In connection with such appointment, we entered into an Employment Agreement with Mr. Stupp, dated as of August 26, 2010 (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Mr. Stupp is to receive a base salary equal to $350,000 per year. In addition, beginning for Cherokee’s fiscal year ending January 31, 2012 (“Fiscal 2012”), and for each subsequent fiscal year during the term of the Employment Agreement, Mr. Stupp shall be entitled to receive a performance bonus (the “Performance Bonus”) equal to five percent of Cherokee’s pre-tax income during such fiscal year in excess of a threshold amount of $20,000,000, subject to a maximum of $650,000 per fiscal year. Mr. Stupp’s services as our Chief Executive Officer are at will. The Employment Agreement expires as of January 31, 2014, unless earlier terminated by Cherokee or by Mr. Stupp or extended by mutual agreement. Pursuant to the Employment Agreement, Cherokee has agreed to certain indemnification obligations to Mr. Stupp related to his service to Cherokee in his capacity as an officer or director of Cherokee.

Pursuant to the Employment Agreement, in the event that Mr. Stupp’s employment is terminated by Cherokee without cause during the first twelve months of his service as our Chief Executive Officer, Mr. Stupp will be paid an amount equal to $175,000. The Employment Agreement also provides that Mr. Stupp will be paid an amount equal to $300,000 in the event that Cherokee terminates Mr. Stupp’s employment without cause within three months prior to or twelve months following a change in control of Cherokee which occurs on or before August 26, 2011. Pursuant to the Employment Agreement, if Mr. Stupp’s employment is terminated by Cherokee without cause at any time after the first twelve months of his service as our Chief Executive Officer, then he shall be paid an amount equal to twelve months of his then-current base salary, which currently equals $350,000.

Pursuant to the Employment Agreement, on August 26, 2010, Mr. Stupp purchased 81,967 shares of Cherokee’s common stock (the “Initial Shares”) at a per share price of $18.30 (which was equal to the closing price of Cherokee’s common stock on such date), for aggregate proceeds of $1,500,000. Pursuant to the Employment Agreement, Mr. Stupp agreed to purchase, and Cherokee agreed to sell, on or before January 31, 2011, that number of shares of Cherokee’s common stock equal to $1,000,000, divided by the closing sale price of Cherokee’s common stock on the date of such purchase and sale (the “Subsequent Shares” and, together with the Initial Shares, the “Shares”). Mr. Stupp has agreed to certain “lock up” restrictions regarding his ability to resell or otherwise dispose of any of the Shares as set forth in the Employment Agreement. Pursuant to the Employment Agreement, Cherokee has agreed to file with the SEC a registration statement, or registration statements if necessary, on an appropriate form(s) to effect the registration for resale of both the Shares and the shares of Common Stock that may be acquired upon exercise of the Option (as defined below).

In addition, in connection with the appointment of Mr. Stupp as our Chief Executive Officer, Cherokee has granted to Mr. Stupp an option to purchase up to 300,000 shares (the “Option”) of Cherokee’s common stock as an inducement grant outside of the 2006 Plan. This grant of stock options was entered into as an inducement material for Mr. Stupp to enter into employment with Cherokee. While the grant of the Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan. The Option has an exercise price of $18.30 per share, which is equal to the closing price of Cherokee’s common stock on the date of grant. The Option vests in five equal annual installments beginning on January 31, 2012, and vesting in four additional increments on each yearly anniversary thereafter. In addition, in the event of a change in control of Cherokee, an additional twenty percent of the shares subject to the Option shall vest. The Option has a term of six years and will be forfeited if not exercised before the expiration of the term. In addition, in the event that Mr. Stupp does not comply with his obligation under his employment agreement to purchase the Subsequent Shares, then 150,000 of the shares subject to the Option will be immediately forfeited and not exercisable, and the vesting schedule will be proportionally adjusted. If Mr. Stupp’s service to Cherokee is terminated for any reason, the Option shall cease vesting upon such termination.

On October 8, 2007, the Company entered into a contingent Finders Fee Agreement (the “Contingent Finders Fee Agreement”) with a director pertaining to his services as a director of the Company in introducing the Company to its licensee for the Cherokee brand in India. The Contingent Finders Fee Agreement provides for the director to receive 5% of all royalty revenues received by the Company in years 6 through 10 (and possibly years 11 through 15) only if the licensee decides to renew the licensing agreement beyond the original five year term to a second five year term (years 6 through 10), and again if another five year term is renewed (years 11 through 15). The Contingent Finders Fee Agreement expires at the earlier of (i) the termination of the licensing agreement with the subject licensee for India, or (ii) ten years of payments (through year 15). On November 17, 2009, the Company and its licensee for the Cherokee brand in India entered into an amended agreement extending the first renewal term to ten (10) years. As the licensing agreement with the licensee has been renewed to a ten-year term, there will be future payments made to the director under the Contingent Finders Fee Agreement if royalties are actually received by the Company in years 6 through 10. The director has not earned or received any payments or other compensation and will not receive any payments under the Contingent Finders Fee Agreement during the first five years of the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines both within and outside of Target and Tesco, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or our other brands as a result of fashion trends or otherwise, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on two licensees for a substantial portion of our revenues, our dependence on our key management personnel, any adverse determination of claims, liabilities or litigation, and the effect of a breach or termination by us of the Management Agreement with our Executive Chairman. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” in this Report on Form 10-Q or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others.  As of July 31, 2010, we had twenty-seven continuing license agreements covering both domestic and international markets.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock. Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and are described below, we have used cash of $7.5 million to repurchase and retire a total of 717,516 shares of our common stock since the stock repurchases were authorized. Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2012 and has established the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock. During Fiscal 2008 and Fiscal 2007, we did not repurchase any shares of our common stock. During Fiscal 2009, we purchased and retired a total of 109,716 shares of our common stock at an average price of $17.99. We did not repurchase any shares of our common stock during Fiscal 2010, nor during the six months ended July 31, 2010 (the “Six Months”). Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the Second Quarter, total U.S. dollar based retail sales of merchandise bearing the Cherokee brand in all licensed territories were 16.6% below the second quarter of last year, totaling $305.7 million in the Second Quarter versus $366.3 million in the second quarter of last year. During the Six Months, the total U.S. dollar based retail sales of merchandise bearing the Cherokee brand in all licensed territories were 13.1% below the comparable six months period of last year, totaling $650.4 million in the Six Months as compared to $748.9 million in the comparable period of last year. Much of this decline during the Second Quarter and Six Months was due to the following two factors: (i) a difficult retailing environment worldwide, which contributed to a decrease in available inventory levels for Cherokee branded products at certain licensees’ stores during the Second Quarter; and (ii) the generally stronger U.S. dollar during the Second Quarter as compared to the second quarter of last year, which resulted in lower comparative U.S. dollar-based retail sales from many of our international licensees, and ultimately lower U.S. dollar-based royalties.

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

During the Second Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $143.6 million compared to approximately $149.4 million for the second quarter of last year, or a decline of 3.9% (which is less than the 9.8% decline experienced in our First Quarter). This Second Quarter decline was due to both a difficult retailing environment, and also less Cherokee branded inventory being available in the Second Quarter, as compared to the prior year. Target’s sales of Cherokee branded products for the Six Months totaled $333.0 million, as compared to $359.3 million for the comparable period last year. Given that the Cherokee brand is primarily being utilized for kids apparel at Target during Fiscal 2011, and that the typical seasonal demand for kids apparel is highest in the latter two quarters, we expect the retail sales of Cherokee branded products in the upcoming third and fourth quarters may surpass that of our Second Quarter.

Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand, which included the U.K., Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, were $113.1 million in our Second Quarter compared to $182.3 million in the second quarter of last year, representing a total decline of 37.9%. Approximately $33.0 million of the total $69.2 million decline was from Tesco’s Central European territories, with the UK accounting for a $35.1 million decline, representing nearly all of the remainder. The primary reason for the current retail sales declines at Tesco is the reduction in inventory levels of Cherokee branded goods. In addition, there was a strengthening of the U.S. dollar in nearly all of the Tesco territories, ranging from 3% to 12.5% in the Second Quarter as compared to the comparable period last year. Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 26.2% in the Second Quarter as compared to the comparable period in the prior year. Hence, retail sales in U.S. dollars for the United Kingdom totaled $76.4 million in the Second Quarter, as compared to $111.5 million in the second quarter of last year. The decline in retail sales in the Tesco Central European countries of the Czech Republic, Slovakia, Poland and Hungary, as measured in their respective local currencies, ranged from 44% to 54%. Additionally, currency rate fluctuations in the Central European countries, which reflected the stronger U.S. dollar in the Second Quarter, exhibited unfavorable changes ranging from 3% to 12.5%, and as a consequence the collective U.S. dollar based retail sales from Tesco Central Europe for the Second Quarter were $28.4 million, as compared to $61.5 million in the second quarter of last year.

Zeller’s retail sales in Canada of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $19.0 million during the Second Quarter compared to $13.9 million for the second quarter of last year, representing a 36.3% increase. This increase was primarily attributable to an increase in product categories for the Cherokee brand in the Second Quarter and Six Months, as compared to the comparable periods last year. Zeller’s sales of Cherokee merchandise for the Six Months totaled $38.3 million as compared to $26.7 million in the comparable period last year, representing an increase of 43.4%.

Despite the difficult global retail environment and generally a stronger U.S. dollar in the First Quarter and Second Quarter (as compared to the comparable periods last year), on a U.S. dollar basis we experienced retail sales increases with several other of our foreign licensees, including the countries of Mexico, South Africa, Brazil, Israel and India. We expect that several of our newer foreign territories may continue to show growth throughout Fiscal 2011.

 During the Second Quarter, retail sales of Carole Little and St. Tropez-West branded products by TJX increased 84% to total $24.2 million, as compared to $13.1 million for the second quarter of last year. For the Six Months, retail sales of Carole Little and St. Tropez-West branded products by TJX totaled $53.3 million, as compared to $49.9 million for the comparable period last year, representing an increase of 6.8% over last year.

Royalty Revenues and Expenses

Royalty revenues were $7.5 million and $15.7 million during the Second Quarter and the Six Months, respectively, compared to $8.1 million and $17.0 million during the comparable periods last year, a decrease of 7.4% and 7.3%, respectively. Royalty revenues from the Cherokee brand were $6.6 million and $13.8 million during the Second Quarter and Six Months, respectively, compared to $7.4 million and $15.4 million for the comparable periods last year. During the Second Quarter and Six Months, revenues of $2.7 million and $6.5 million, respectively, were recognized from Target Stores compared to $2.7 million and $6.9 million for the comparable periods last year, which accounted for 36% and 42% of our total revenues, in the Second Quarter and the Six Months, respectively, versus 34% and 41% last year. The decrease in royalty revenues from Target Stores for the Six Months compared to the comparable prior year period was attributable to a difficult retail environment and also lower inventory levels of Cherokee branded products during the Six Months, as compared to the comparable period of last year. During the Second Quarter, the retail sales of Cherokee product declined 3.9%, but due to a slightly higher average royalty rate, the royalties from Target for the Second Quarter were the same as the prior year period.

Revenues from all of the Tesco countries were $2.6 million and $4.9 million during the Second Quarter and Six Months, respectively, compared to $3.7 million and $6.7 million for the comparable periods last year. Revenues from Tesco U.K. totaled $1.7 million and $3.3 million during the Second Quarter and Six Months, respectively, compared to $2.2 million and $4.1 million for the comparable periods last year. The decline in royalties from Cherokee branded products in all other non-U.K. Tesco countries (primarily Central Europe) was 49.7% and 46.7% for the Second Quarter and Six Months, respectively, which was significantly more than the decline in the U.K. The decrease in royalties from Tesco is primarily due to a reduction in the number of product categories utilizing the Cherokee brand throughout Tesco’s larger territories (U.K., Central Europe).

Revenues from Zellers were $381,000 and $774,000 during the Second Quarter and Six Months, respectively, compared to $280,000 and $534,000 for the comparable periods last year, due primarily to higher sales volumes and the utilization of the Cherokee brand on a greater number of kids product categories. Royalty revenues from our retail direct licensee in Mexico, Comercial Mexicana, totaled $175,000 and $333,000 during the Second Quarter and Six Months, respectively, as compared to $152,000 and $302,000 in royalty revenues for the comparable periods last year. The increase in royalties from Comercial Mexicana for the Second Quarter and Six Months was due to greater retail sales and slightly favorable exchange rate differential, as compared to the comparable periods last year.

Royalty revenues from the retail sales of products bearing our Sideout brand were $53,000 and $115,000, respectively, during the Second Quarter and Six Months compared to $46,000 and $94,000 for the comparable periods last year. We have recently signed several new U.S. licensees for our Sideout brand, and expect royalties to increase in the future.

Revenues from international licensees of both Cherokee and Sideout brands, such as Tesco, Zellers, Comercial Mexicana and others were collectively $3.9 million and $7.4 million during the Second Quarter and Six Months, respectively, compared to $4.7 million and $8.5 million for the comparable periods last year. This decline primarily reflects a decrease in royalties from the Tesco territories, which was countered somewhat by growth from other international licensees from the countries of Canada, South Africa, Israel and India.

Our Second Quarter and Six Months revenues also included $315,000 and $688,000, respectively, from the Carole Little brands, as compared to the $179,000 and $649,000 for the comparable periods last year from these brands.

Royalty revenues during the Second Quarter benefited from higher royalty rates applied under our contracts with Tesco and Target because (i) in the case of Target, the cumulative retail sales achieved the applicable threshold for reduced royalty rates later in the Second Quarter, and (ii) in the case of Tesco, the cumulative retail sales did not achieve the applicable threshold for reduced royalty rates in the Second Quarter, in each case as compared to the comparable period in the prior fiscal year. As a result of our achieving the applicable threshold for reduced royalty rates under our contract with Target during the Second Quarter, royalty revenues from Target at times during the Second Quarter may be lower than that of the previous quarter. These lower contractual royalty rates were applied due to the attainment by Target of contractually specified cumulative levels of retail sales during the current fiscal year. In the event that cumulative retail sales in future quarters in Fiscal 2011 do exceed the applicable thresholds for reduced royalty rates under our contracts with Tesco or Target, we will then be entitled to smaller royalty rates on incremental retail sales by Target and Tesco that are in excess of such thresholds.

We believe that our future revenues from Target, for the remaining six months of Fiscal 2011, will likely be flat or slightly higher when compared to the revenues from Fiscal 2010, partially due to the expected modest volume increases in our upcoming third and fourth fiscal quarters in kids apparel categories at Target. We believe that our future revenues from Zellers for Fiscal 2011 will continue to be up due to higher inventory levels as compared to Fiscal 2010. Based on Tesco’s sales of Cherokee branded products in Fiscal 2010 and through the Six Months, and the lower inventory levels for the Cherokee Brand, we believe that our future revenues from Tesco will be down when compared to the revenues from Fiscal 2010. Based upon the royalties received for the Six Months from TJX, we estimate that our future royalty revenues from TJX may be up or flat when compared to the revenues from Fiscal 2010, but will depend upon the future condition of the U.S. retail market, which is currently difficult and uncertain. Furthermore, although the U.S. dollar has generally strengthened somewhat when comparing the Second Quarter to the First Quarter, it varies when compared to the various exchange rates used in determining royalties from our licensees for the second quarter of last year. Should the U.S. dollar strengthen in the future against such foreign currencies, our future royalties from our international licensees will be negatively affected throughout the rest of Fiscal 2011.

We recognize royalty revenues in the quarter earned. A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter. Our trade receivables balance of $7.0 million as of the end of the Second Quarter included accrual for revenues earned from Target Stores, Zeller’s, Tesco, TJX and other licensees that are expected to be received in the month or 45 days following the end of the subject fiscal quarter.

Selling, general and administrative expenses for the Second Quarter and Six Months were $3.36 million and $6.73 million, respectively, or 44.9% and 42.8%, of revenues, in comparison to selling, general and administrative expenses of $3.35 million and $6.5 million, respectively, or 41.3% and 38.1% of revenues during the comparable periods last year. Our selling, general and administrative expenses of $3.36 million in our Second Quarter were approximately $17,000 greater than last year, and exhibited the following positive and negative variances: (i) lower travel expenses as compared to the second quarter of last year; (ii) lower bonus accrual expense of $0.6 million as compared to $1.8 million in the second quarter of last year; (iii) higher payroll and related expenses (due to a higher headcount); and (iv) higher marketing, advertising and related expenses, as compared to last year. The increase in our selling, general and administrative expenses of $0.3 million during the Six Months was primarily attributable to the following positive and negative variances: (i) higher marketing, advertising and related expenses as compared to the comparable period last year; (ii) lower bonus accrual expense of $1.0 million as compared to $1.3 million last year; (iii) higher salary and payroll related expenses as compared to the first six months of last year (due to a higher headcount); and (iv) higher legal expenses versus the comparable period last year.

We reported zero interest expense during the Second Quarter and Six Months and during the comparable periods last year. During the Second Quarter and Six Months our interest and other income was $3,000 and $6,000, respectively, compared to $6,000 and $13,000 for the comparable periods last year. The decrease in interest income is primarily due to lower cash balances and lower interest rates during the Second Quarter and Six Months, as compared to the comparable periods in the prior year.

During the Second Quarter and Six Months we recorded a tax provision of $1.7 million and $3.6 million, respectively, which equates to an effective tax rate of 40.0% and 40.1% for such periods, compared to $1.9 million and $3.8 million and an effective tax rate of 39.7% and 36.5% recorded for the same periods last year. We are making quarterly estimated tax payments for our federal and state income tax liabilities. During the Second Quarter and Six Months our net income was $2.5 million and $5.4 million, or $0.28 and $0.61 per diluted share, respectively, compared to $2.9 million and $6.7 million or $0.32 and $0.76 per diluted share for the comparable periods last year.

Liquidity and Capital Resources

Cash Flows. On July 31, 2010, we had cash and cash equivalents of $7.3 million. On January 30, 2010, we had cash and cash equivalents of $9.4 million. The $2.1 million decrease in cash and cash equivalents during the Six Months is primarily attributable to the payment of $6.6 million in dividends, and the payment of our previously accrued bonus for our Executive Chairman of $2.5 million during the First Quarter. These were offset by various other items detailed below.

During the Six Months, cash provided by our operations was $4.8 million, compared to $4.2 million for the comparable period last year. The cash provided by operations of $4.8 million during the Six Months was primarily due to net income of $5.4 million offset by the changes in: (i) accounts receivable, which decreased by $245,000 in the Six Months, as compared to an increase of $2.0 million in the comparable period last year; (ii) accounts payable, which increased by $339,000 in the Six Months, as compared to an increase of $25,000 in the comparable period last year, (iii) accrued compensation, which decreased by $1.5 million in the Six Months, as compared to a decrease of $1.6 million in the comparable period last year; (iv) a decrease of income taxes payable of $0.8 million, as compared to an increase of $0.1 million in the comparable period last year; and (v) a slight increase in income taxes receivable for the Six Months, as compared to an increase of $0.3 million in the comparable period last year. In addition, our cash from operations includes non-cash stock-based compensation expense of $269,000 pursuant to SFAS 123 (R) as compared to $317,000 in the comparable period last year, and our deferred tax assets decreased by $136,000, as compared to a decrease of $218,000 in the comparable period last year.

Cash used by investing activities during the Six Months was $188,000, which was comprised of $17,000 of capital expenditures of office equipment, and $171,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands. In comparison, during the comparable period last year, cash used by investing activities was $127,000, which was comprised of $10,000 of capital expenditures of office equipment, and $117,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $6.7 million during the Six Months, which included the payment of two dividends during this period. In comparison, during the comparable period last year, cash used in financing activities was $8.8 million during the Six Months, which also represented the payment of two dividends totaling $8.8 million during that period.

Uses of Liquidity. We anticipate that our cash requirements through the end of Fiscal 2011 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, and, at the discretion of our Board, to pay dividends and/or potentially repurchase shares of our common stock. Our Board may reduce or discontinue payment of dividends at any time for any reason it deems relevant. Our dividend payments in certain past quarters have exceeded our cash flow from operations, and our dividends may not continue at current levels in future periods unless cash flow from operations increases. The declaration and payment of any future dividends or repurchase of shares of our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity. Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations, together with our cash and cash equivalents currently on hand, will be sufficient to meet our working capital, capital expenditure and other commitments through July 2011; provided that, if our Management Agreement with our Executive Chairman is terminated, we may not have sufficient cash to make the lump sum payment due to Mr. Margolis. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of July 31, 2010, we did not have any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations. As of July 31, 2010, we did not have any standby letters of credit nor any standby repurchase obligations.

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

Interest: From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. As of July 31, 2010, we had no long term debt obligations.

Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material affect on our results of operations or cash flow. For Fiscal 2010, revenues from international licensing comprised 50.7% of our consolidated revenues. For the Six Months, international licensing royalties comprised 47.1% of our total revenues. A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our Six Months revenues by approximately $0.7 million, which represents 4.7% of the total revenues reported for the Six Months.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, in past years the weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Zellers increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro). During the First Quarter the U.S. dollar fluctuated across countries and was stronger in some countries and weaker in other countries based on the prior quarter last year. For example, the royalty revenues from Tesco U.K. in our First Quarter reflect a 6.2% favorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year, while royalty revenues from Tesco Slovakia in our First Quarter reflect a -1.2% unfavorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year. Similarly, during the Second Quarter, the U.S. dollar fluctuated across countries and was stronger in some countries and weaker in other countries based on the prior quarter last year. For example, the royalty revenues from Tesco U.K. in our Second Quarter reflect a 7.1% unfavorable change in the exchange rate as compared to the exchange rate used in the second quarter of last year, while royalty revenues from the Tesco Central European countries in our Second Quarter reflect a range of 3.3% to 12.5% in unfavorable changes in the exchange rates as compared to the exchange rates used in the second quarter of last year. However, other exchange rate comparisons exhibited a favorable change (i.e., relative weaker dollar) for the Second Quarter. In the future, should the dollar strengthen further against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of July 31, 2010.

(b) Changes in internal controls. Management determined that as of July 31, 2010, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is largely dependent on royalties from two licensees, Target Stores and Tesco, which each accounted for 40.6% and 36.9%, respectively, of our consolidated licensing revenues in Fiscal 2010, and accounted for 41.5% and 31.3%, respectively, of our Six Months licensing revenues.

During Fiscal 2010, 40.6% of our licensing revenues were generated from Target and 36.9% of our licensing revenues were generated from Tesco. For the Six Months, 41.5% and 31.3%, respectively, of our licensing revenues were generated from Target Stores and Tesco. We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement. The termination of either the Restated Target Agreement or the Tesco Agreement would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner. We are unsure whether we would be able to replace the royalty payments received from Target and Tesco. Together, these two licensees accounted for 77.5% of our consolidated licensing revenues in Fiscal 2010 and accounted for 72.8% of our consolidated licensing revenues in our Six Months.

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

We are dependent on our key management personnel and we recently appointed a new Chief Executive Officer.

Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Executive Chairman, Henry Stupp, our Chief Executive Officer, Howard Siegel, our Chief Operating Officer; and Russell J. Riopelle, our Chief Financial Officer. We have a limited number of employees and Mr. Margolis’, Mr. Stupp’s and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Margolis, Mr. Stupp or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In addition, on August 26, 2010, we experienced a transition in our executive management team, in connection with the appointment of Henry Stupp as our Chief Executive Officer and the appointment of our former Chief Executive Officer, Robert Margolis, as our Executive Chairman. Mr. Stupp has not worked with our existing executive management team prior to his appointment as our Chief Executive Officer, and we cannot assure you that this management transition will not result in some disruption of our business. If our new Chief Executive Officer is unable work with our existing management team to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be impaired.

The Management Agreement with our Executive Chairman contains provisions that provide for a substantial cash payment to our Executive Chairman upon our breach or termination of the Management Agreement.

 Mr. Margolis’ services as our Executive Chairman are provided to us pursuant to a management agreement, as amended (the “Management Agreement”). The current term of the Management Agreement ends on February 1, 2012; however, the term may be extended indefinitely for additional one year terms by the mutual consent of our Nominating Committee and Mr. Margolis. If, during Fiscal 2011, we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof, or in the event of a change in control of Cherokee, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination or such change in control, a lump sum in cash equal to three times the sum of the annual base compensation under the Management Agreement at the rate in effect at the time of the termination plus the amount of the previous year’s performance bonus under the Management Agreement. Mr. Margolis’ annual base compensation for Fiscal 2011 is $804,000 and his performance bonus for Fiscal 2010 was approximately $2.5 million. Based on Mr. Margolis’ salary for Fiscal 2010 and his bonus paid for Fiscal 2010, the lump sum payment owed upon such a termination would be approximately $10.0 million, plus his pro rata earned performance bonus during Fiscal 2011 up to the date of termination. If, during Fiscal 2012, we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement after we materially breach any of the terms and conditions thereof, or in the event of a change in control of Cherokee that occurs during Fiscal 2012 or pursuant to an agreement that is entered into during Fiscal 2012, we would be obligated to pay Mr. Margolis, within sixty days after the date of termination or such change in control, a lump sum in cash equal to $6.0 million.

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

Although we have paid dividends during each quarter since December 2003, and including during the First and Second Quarters, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors. In Fiscal 2010, we paid a total of $17.6 million in dividends, which was materially greater than our net income of $12.6 million for Fiscal 2010. In recognition of the fact that our payment of dividends could not continue at historical levels beyond Fiscal 2010 unless cash flow from operations increases substantially, on January 26, 2010, we announced that we reduced our future quarterly dividend payment from $0.50 per share to $0.38 per share, which more closely aligned our dividend payments with our expected cash flow from operations. Should our future dividend payments exceed our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, or should we decide to use our excess cash to make acquisitions of complimentary business or brands or for other reasons, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit
10.1	Amendment No 1 to The 2006 Incentive Award Plan (incorporated by reference from Exhibit 10.1 to Cherokee’s Report on Form 10-Q, filed with the Commission on June 9, 2010)
10.2	Amendment No 1 to The 2003 Incentive Award Plan (incorporated by reference from Exhibit 10.2 to Cherokee’s Report on Form 10-Q, filed with the Commission on June 9, 2010)
10.3
Stock Option Agreement, dated as of June 4, 2010, by and between the Company and Robert Margolis (incorporated by reference from Exhibit 10.3 to Cherokee’s Report on Form 10-Q, filed with the Commission on June 9, 2010)

10.4
Second Amendment to the Second Revised and Restated Management Agreement, dated as of April 23, 2010, between Cherokee and The Newstar Group d/b/a The Wilstar Group dated as of November 29, 1999 and amended as of August 28, 2007 (incorporated by reference from Exhibit 10.3 to Cherokee’s Report on Form 8-K, dated April 23, 2010)

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

 Dated:  September 8, 2010

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Russell J. Riopelle

Russell J. Riopelle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)