Form 10-Q
period 2010-10-30
CHEROKEE INC
filed 2010-12-08
CIK 844161

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2010.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _______ to _______.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 8, 2010
Common Stock, $.02 par value per share	8,896,154

CHEROKEE INC.

Index

PART 1—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

	October 30, 2010	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$8,820,000	$9,419,000
Receivables, net	7,113,000	6,939,000
Prepaid expenses and other current assets	124,000	101,000
Income taxes receivable	1,364,000	1,271,000
Deferred tax asset	496,000	740,000

Total current assets	17,917,000	18,470,000

Deferred tax asset	726,000	630,000
Property and equipment, net	167,000	185,000
Trademarks, net	6,977,000	7,866,000
Other assets	14,000	14,000

Total assets	$25,801,000	$27,165,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,197,000	$967,000
Accrued compensation payable	1,810,000	2,536,000
Income taxes payable	789,000	1,260,000
Dividends payable	3,381,000	3,349,000

Total current liabilities	7,177,000	8,112,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,896,154 and 8,814,187 shares issued and outstanding at October 30, 2010 and at January 30, 2010, respectively	177,000	176,000
Additional paid-in capital	17,192,000	15,187,000
Retained earnings	1,255,000	3,690,000

Stockholders’ equity	18,624,000	19,053,000

Total liabilities and stockholders’ equity	$25,801,000	$27,165,000

See the accompanying notes which are an integral part of these consolidated financial statements.

Index

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended		Nine months ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Royalty revenues	$7,691,000	$8,041,000	$23,426,000	$25,014,000
Selling, general and administrative expenses	3,869,000	3,330,000	10,599,000	9,791,000

Operating income	3,822,000	4,711,000	12,827,000	15,223,000

Other income:
Interest and other income	3,000	6,000	10,000	19,000

Total other income	3,000	6,000	10,000	19,000

Income before income taxes	3,825,000	4,717,000	12,837,000	15,242,000
Income tax provision	1,545,000	1,946,000	5,162,000	5,781,000

Net income	$2,280,000	$2,771,000	$7,675,000	$9,461,000

Basic earnings per share	$0.26	$0.31	$0.87	$1.07

Diluted earnings per share	$0.26	$0.31	$0.87	$1.07

Weighted average shares outstanding
Basic	8,882,493	8,814,187	8,836,956	8,814,187

Diluted	8,914,883	8,814,393	8,871,295	8,814,187

See the accompanying notes which are an integral part of these consolidated financial statements.

Index

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Retained Earnings	Total

Balance at January 30, 2010	8,814,187	$176,000	$15,187,000	$3,690,000	$19,053,000

Stock-based compensation			506,000		506,000
Stock Issuance	81,967	1,000	1,499,000		1,500,000
Accrued dividends				(10,110,000)	(10,110,000)
Net income				7,675,000	7,675,000

Balance at October 30, 2010	8,896,154	$177,000	$17,192,000	$1,255,000	$18,624,000

See the accompanying notes which are an integral part of these consolidated financial statements.

Index

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine months ended
	October 30, 2010	October 31, 2009
Operating activities
Net income	$7,675,000	$9,461,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,000	57,000
Amortization of trademarks	1,107,000	1,081,000
Deferred income taxes	148,000	269,000
Stock-based compensation	506,000	459,000
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	(174,000)	(1,980,000)
Increase in prepaid expenses and other assets	(23,000)	(46,000)
Decrease (increase) in income taxes receivable	(93,000)	(48,000)
Increase (decrease) in accounts payable	230,000	(57,000)
Decrease in accrued compensation	(726,000)	(642,000)
Increase (decrease) in income taxes payable and other accrued liabilities	(471,000)	492,000

Net cash provided by operating activities	8,235,000	9,046,000

Investing activities
Purchase of property and equipment	(38,000)	(32,000)
Purchase of trademarks, registration and renewal costs	(218,000)	(183,000)

Net cash used in investing activities	(256,000)	(215,000)

Financing activities
Proceeds from Issuance of Shares	1,500,000	—
Dividends	(10,078,000)	(13,221,000)

Net cash used in financing activities	(8,578,000)	(13,221,000)

Decrease in cash and cash equivalents	(599,000)	(4,390,000)
Cash and cash equivalents at beginning of period	9,419,000	13,652,000

Cash and cash equivalents at end of period	$8,820,000	$9,262,000

Cash paid during period for:
Income taxes	$5,019,000	$4,604,000

Declaration of dividends	$3,381,000	$4,407,000

See the accompanying notes which are an integral part of these consolidated financial statements.

Index

CHEROKEE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 30, 2010 and for the three and nine month periods ended October 30, 2010 and October 31, 2009 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain previously reported amounts have been reclassified to conform to current year presentation.  The accompanying consolidated balance sheet as of January 30, 2010 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and nine month period ended October 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending January 29, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended May 1, 2010; the term “Second Quarter” refers to the three months ended July 31, 2010; the term “Third Quarter” refers to the three months ended October 30, 2010; the term “Six Months” refers to the six months ended July 31, 2010; the term “Nine Months” refers to the nine months ended October 30, 2010; the term “Fiscal 2011” refers to our fiscal year ending January 29, 2011; the term “Fiscal 2010” refers to our most recent past fiscal year ended January 30, 2010; the term “Fiscal 2009” refers to our fiscal year ended January 31, 2009; and the term “Fiscal 2008” refers to our fiscal year ended February 2, 2008.

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

Index

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended October 30, 2010 and October 31, 2009:

	October 30, 2010		October 31, 2009
	3 Months	9 Months	3 Months	9 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,280,000	$7,675,000	$2,771,000	$9,461,000

Denominator:
Denominator for net income per common share-weighted average shares	8,882,493	8,836,956	8,814,187	8,814,187
Effect of dilutive securities:
Stock options	32,390	34,339	206	--

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,914,883	8,871,295	8,814,393	8,814,187

The diluted weighted average number of shares for the three month periods ended October 30, 2010 and October 31, 2009, respectively, excludes 337,019 and 348,969 shares, respectively, of common stock issuable on the exercise of stock options that have an exercise price above the average market price for the period because such stock options outstanding were anti-dilutive.  The diluted weighted average number of shares for the nine month periods ended October 30, 2010 and October 31, 2009, respectively, excludes 197,982 and 354,723 shares, respectively, of common stock issuable on the exercise of stock options because such options were anti-dilutive.

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

Index

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

We also have other licensing agreements regarding our brands, including with, among others:  (i) Zellers for our Cherokee brand in Canada; (ii) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries; and (iii) a number of other international license agreements for our Cherokee brand.   For a more complete description of our license agreements and other commercial agreements, please see our Annual Report on Form 10-K for Fiscal 2010.

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

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended at the June 13, 2006 Annual Meeting of Stockholders.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) administers the 2003 Plan with respect to grants to independent directors.  Awards under the 2003 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2003 Plan.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2003 Plan is 250,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the First Quarter, we granted to non-employee directors and certain employees stock options with a five-year term to purchase 113,666 shares of our common stock at an exercise price of $16.08 per share (the closing price on the date of grant) pursuant to the 2003 Plan.  We did not make any grants during the Second or Third Quarter under the 2003 Plan.  As of October 30, 2010, there were 2,291 shares available for grant under the 2003 Plan.  In the event that any outstanding option under the 2003 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 28, 2016.

Index

The 2006 Plan was approved at the June 13, 2006 Annual Meeting of Stockholders and amended at the June 4, 2010 Annual Meeting of Stockholders.  The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The 2006 Plan provides for the grant of options and restricted stock awards.  The 2006 Plan is administered by the Committee with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors.  Awards under the 2006 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2006 Plan.  The 2006 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the 2006 Plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The maximum number of shares authorized for the grant of awards under the 2006 Plan is 750,000.  Furthermore, the maximum number of shares which may be subject to awards granted under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally vesting over a specific time period as designated by the Committee upon the awarding of such options.  During the First Quarter, we granted to certain employees stock options with a five-year term to purchase 153,334 shares of our common stock at an exercise price of $16.08 per share (the closing price on the date of grant) pursuant to the 2006 Plan.  We did not make any grants during the Second Quarter under the 2006 Plan.  During the Third Quarter, we granted stock options to purchase 50,000 shares of our common stock with a seven-year term and at an exercise price of $18.30 per share (the closing price on the date of grant) pursuant to the 2006 Plan.  As of October 30, 2010, there were 456,167 shares available for grant under the 2006 Plan.  In the event that any outstanding option granted under the 2006 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

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

Stock-based compensation expense recognized for the Nine Months was $506,000, as compared to $459,000 for the comparable period in the prior year.

Index

The estimated fair value of options granted during the Nine Months (there were no grants in Fiscal 2010) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter
Grant Date	February 1, 2010	June 4, 2010	August 26, 2010
# of Options Granted	267,000	100,000	350,000
Expected Dividend Yield	9.4%	8.2%	8.3%
Expected Volatility	58.13%	58.76%	50.8% - 49.8%
Avg. Risk-Free Rate	2.13%	1.17%	1.23% - 1.31%
Expected Life (in years)	4.5	4.5	4.5 – 4.76

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

A summary of activity for the Company’s stock options for the Nine Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 30, 2010	162,444	$24.63
Granted	717,000	$17.50
Exercised	—	—
Canceled/forfeited	(8,333)	$18.73

Outstanding, at October 30, 2010	871,111	$18.82	4.81	$692,000

Vested and Exercisable at October 30, 2010	129,108	$25.12	2.94	$—

Non-vested and not exercisable at October 30, 2010	742,003	$17.72	5.13	$692,000

As of October 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2,612,000, which is expected to be recognized over a weighted average period of approximately 3.4 years.  The total fair value of all options which vested during the Nine Months was $225,000.

Trademarks

During the Third Quarter and Nine Months, the Company did not acquire any trademarks, nor were there any trademark acquisitions during the comparable periods last year.  Trademark registration and renewal fees which were capitalized during the Third Quarter and Nine Months totaled $47,000 and $218,000, respectively.  In comparison, for the third quarter and nine months of last year, the total trademark registration and renewal fees capitalized totaled $66,000 and $183,000, respectively.

Index

Income Taxes

Income tax expense of $1.5 million was recognized for the Third Quarter, resulting in an effective tax rate of 40.4%, as compared to 41.3% in the third quarter of last year and compared to 38.3% for the full year of Fiscal 2010.

The Company files U.S. federal and state income tax returns.  For our federal income tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to Fiscal 2010.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2004.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our income tax reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income.  As of January 30, 2010 and October 30, 2010, respectively, accrued interest on a gross basis was $66,000 and $95,000.

As of January 30, 2010 and October 30, 2010, respectively, the total amount of gross unrecognized tax benefits was approximately $0.8 and $1.0 million, of which approximately $0.8 and $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that $0.8 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on the results of operations or the financial position of the Company.

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

On January 27, 2010, our Board of Directors approved a dividend of $3.3 million, or $0.38 per share, which was paid on March 17, 2010.  On April 28, 2010, we declared a dividend of $3.3 million, or $0.38 per share, which was paid on June 16, 2010.  On July 26, 2010, we declared a dividend of $3.3 million, or $0.38 per share, which was paid on September 15, 2010.  On November 5, 2010, we declared a dividend of $3.4 million, or $0.38 per share, which is to be paid on December 15, 2010 to stockholders of record as of December 1, 2010.

(4)	Related Party Transactions

The services of Mr. Robert Margolis as our Executive Chairman are provided to us pursuant to a management agreement, as amended (the “Management Agreement”).  On April 23, 2010, the Company and Mr. Margolis entered into an amendment to the Management Agreement, which was approved by the Company’s stockholders at the Company’s annual meeting of stockholders on June 4, 2010 (the “Amendment”).  On August 26, 2010, Mr. Margolis was appointed as our Executive Chairman, concurrently with the appointment of Henry Stupp as our Chief Executive Officer.  Prior to such appointment, Mr. Margolis served as our Chief Executive Officer.

Index

The term of the Management Agreement expires on February 1, 2012, whether or not the performance measures required to extend this expiration date for another year without giving effect to the Amendment (described below) are achieved during Fiscal 2011.  Thereafter, the term of the Management Agreement may be extended by one or more additional fiscal years, as described below.  Pursuant to the Management Agreement, Mr. Margolis shall serve as Executive Chairman of Cherokee’s Board of Directors until January 31, 2012 (or such earlier date as Mr. Margolis voluntarily resigns or becomes unable to serve due to his death or disability) (the “Initial Chair Service Period”).  In January 2012, and in January of any Subsequent Chair Service Period (as defined below), the Company’s Nominating Committee, which shall then be comprised of all the independent directors (as that term is defined under the rules of the Nasdaq Stock Market) then serving on the Company’s Board of Directors, shall meet and determine in its sole discretion whether to elect (by majority approval) to extend Mr. Margolis’ service as Executive Chairman for the following fiscal year.  Any such period following the Initial Chair Service Period during which the Nominating Committee has elected to extend Mr. Margolis’ services as Executive Chairman is referred to herein as a “Subsequent Chair Service Period”.  During the Initial Chair Service Period and in any Subsequent Chair Service Period, Mr. Margolis shall remain an employee of Cherokee and shall perform such services and have such executive powers as are reasonable and necessary to carry out the responsibilities assigned to him by the Board of Directors.

Pursuant to the Management Agreement, Mr. Margolis’ base salary is fixed at $804,000 for Fiscal 2011 and for each fiscal year thereafter until the termination of the Management Agreement.  For Fiscal 2011, Mr. Margolis is entitled to receive a performance bonus calculated in accordance with the following formula: if our EBITDA for Fiscal 2011 is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. For the Nine Months, the Company accrued $1.8 million, the majority of which pertains to Mr. Margolis’ performance bonus for this period.  As of October 30, 2010 and January 31, 2010, the Company accrued bonus compensation payable pertaining to Mr. Margolis’ performance bonus of approximately $1.4 million and $2.5 million, respectively.  If our EBITDA in Fiscal 2011 continues to increase, the bonus payable to Mr. Margolis under the Management Agreement for Fiscal 2011 will also increase.

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

The Management Agreement may be terminated at any time without cause or in the event of certain circumstances, as defined in the Management Agreement.  If, during Fiscal 2011, we terminate the Management Agreement without cause or Mr. Margolis terminates the Management Agreement if we materially breach the terms and conditions of the Management Agreement or fail to perform any material obligation there under, or in the event of a change in control of Cherokee, Mr. Margolis is entitled to receive within 60 days of termination or the consummation of such change in control, a lump sum cash payment equal to three times the sum of his annual base compensation and the previous year’s performance bonus, plus the pro rata earned performance bonus during such fiscal  year up to the date of termination (the “Fiscal 2011 Termination Payoff”).  In the event the Management Agreement, as amended, was terminated as described above, the Fiscal 2011 Termination Payoff for Mr. Margolis as of October 30, 2010 would be approximately $11.4 million.

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

Index

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

Index

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

(5)	Subsequent Events

On November 5, 2010, the Company announced that its current CFO, Russell J. Riopelle, will be leaving Cherokee in mid December.  On November 11, 2010, Cherokee announced that it had hired Mark DiSiena as its incoming CFO to replace Mr. Riopelle.  Mr. Riopelle’s last day as CFO at Cherokee is expected to be Friday, December 17, 2010.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition we face from other apparel lines both within and outside of Target and Tesco, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on two licensees for a substantial portion of our revenues, our dependence on our key management personnel and our recent appointment of our new Chief Executive Officer, any adverse determination of claims, liabilities or litigation, our payment or non-payment of dividends in future periods, and the effect of a breach or termination by us of the Management Agreement with our Executive Chairman. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” in this Report on Form 10-Q or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, CLII®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Molly Malloy® and others.  As of October 30, 2010, we had twenty-seven continuing license agreements covering both domestic and international markets.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

Index

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock.  Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and are described below, we have used cash of approximately $7.5 million to repurchase and retire a total of 717,516 shares of our common stock since our stock repurchase program was authorized.  Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2012 and has established the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock.  During our fiscal year ended February 2, 2008 (“Fiscal 2008”) and our fiscal year ended February 3, 2007 (“Fiscal 2007”), we did not repurchase any shares of our common stock.  During our fiscal year ended January 31, 2009 (“Fiscal 2009”), we purchased and retired a total of 109,716 shares of our common stock at an average price of $17.99.  We did not repurchase any shares of our common stock during Fiscal 2010, nor during the nine months ended October 30, 2010 (the “Nine Months”).  Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

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

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue recognition;

●	Provision for income taxes and deferred taxes;

●	Impairment of long-lived assets;

●	Contingencies and litigation; and

●	Accounting for stock-based compensation.

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

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Index

Results of Operations

Retail Sales

During the Third Quarter, total U.S. dollar based retail sales of merchandise bearing the Cherokee brand in all licensed territories were 12.5% below the third quarter of last year, totaling $379.4 million in the Third Quarter versus $433.5 million in the third quarter of last year.  During the Nine Months, the total U.S. dollar based retail sales of merchandise bearing the Cherokee brand in all licensed territories were 12.9% below the comparable nine months period of last year, totaling $1.03 billion in the Nine Months as compared to $1.18 billion in the comparable period of last year.  Much of this decline during the Third Quarter and Nine Months was due to the following factors:  (i) difficult product procurement by our licensees worldwide, which contributed to a decrease in available inventory levels for Cherokee branded products at certain licensees’ stores during the Third Quarter; (ii) the generally stronger U.S. dollar during the Third Quarter as compared to the third quarter of last year, which resulted in lower comparative U.S. dollar-based retail sales from many of our international licensees, and ultimately lower U.S. dollar-based royalties; and (iii) reduced selling prices on core merchandise categories when compared against prior years.

Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent.  However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate.  Fluctuations in retail sales of Cherokee branded products or other product brands that we own or represent may be the result of a variety of factors, including, without limitation:  (i) changes in the number of product categories for which a licensee chooses to use our brands from period-to-period, which generally results in changes in the amount of inventory (utilizing our brands) available for sale from period-to-period; (ii) changes in the number of geographical markets/territories or number of stores in which our licensees are currently selling Cherokee or our other branded products from period-to-period; or (iii) our licensees experiencing changes in retail sales levels as a result of a variety of factors, including fashion-related and general retail sales trends (See Item IA “Risk Factors”).

During the Third Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $211.8 million compared to approximately $225.6 million for the third quarter of last year, or a decline of 6.1%.  This decline was due to unseasonably warm weather in many areas of the U.S. during the Third Quarter, a decline in overall customer purchasing, and also less Cherokee branded inventory being available in the Third Quarter, as compared to the prior year.  Target’s sales of Cherokee branded products for the Nine Months totaled $544.8 million, as compared to $584.9 million for the comparable period last year.  Again, the decline in retail sales for the Nine Months was due to a decline in customer traffic coupled with a decline in overall customer purchasing, as compared to the comparable period in the prior year.

Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand, which included the U.K., Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, were $105.2 million in our Third Quarter compared to $160.7 million in the third quarter of last year, representing a total decline of 34.5%.  Approximately $27.9 million of the total $55.5 million decline was from Tesco’s Central European territories, with the UK accounting for a $27.6 million decline, representing nearly all of the remainder.  The primary reason for the current retail sales declines at Tesco is the reduction in inventory levels of Cherokee branded goods.  In addition, there was a strengthening of the U.S. dollar for Tesco UK which reflected unfavorable changes of 3.9% for the Third Quarter as compared to the comparable period last year.  Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 25.1% in the Third Quarter as compared to the comparable period in the prior year.  Hence, retail sales in U.S. dollars for the United Kingdom totaled $70.8 million in the Third Quarter, as compared to $98.4 million in the third quarter of last year.  The decline in retail sales in the Tesco Central European countries of the Czech Republic, Slovakia, Poland and Hungary, as measured in their respective local currencies, ranged from 48.6% to 58.5%.  The collective U.S. dollar based retail sales from Tesco Central Europe for the Third Quarter were $24.5 million, as compared to $52.4 million in the third quarter of last year.

Zeller’s retail sales in Canada of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $30.4 million during the Third Quarter compared to $22.9 million for the third quarter of last year, representing a 32.6% increase.  This increase was primarily attributable to the commitment to the Cherokee brand as evidenced by certain Back-to-School marketing initiatives, and an increase in product categories for the Cherokee brand in the Third Quarter and Nine Months, as compared to the comparable periods last year.  Zeller’s sales of Cherokee merchandise for the Nine Months totaled $68.7 million as compared to $49.6 million in the comparable period last year, representing an increase of 38.5%.

Index

During the Third Quarter, RT-Mart, our licensee in China, began reporting retail sales of Cherokee branded product, totaling $2.4 million in U.S. dollars.  In October 2010, RT-Mart officially launched the Cherokee brand in the categories of womens and kids in China.  We believe the marketing and support provided by RT-Mart to the Cherokee brand in China will result in higher retail sales in our fourth quarter of Fiscal 2011, and that RT-Mart will continue to exhibit growth in royalties throughout Fiscal 2011 and in the foreseeable future.

Despite the difficult global retail environment and generally a stronger U.S. dollar in the Nine Months (as compared to the comparable periods last year), on a U.S. dollar basis we experienced retail sales increases with several other of our foreign licensees, including the countries of Mexico, South Africa, Brazil, and India.  We expect that several of our newer foreign territories may continue to show growth throughout Fiscal 2011.

 During the Third Quarter, retail sales of Carole Little and St. Tropez-West branded products by TJX increased 51.0% to total $17.4 million, as compared to $11.5 million for the third quarter of last year.  For the Nine Months, retail sales of Carole Little and St. Tropez-West branded products by TJX totaled $70.8 million, as compared to $61.4 million for the comparable period last year, representing an increase of 15.2% over last year.

Royalty Revenues and Expenses

Royalty revenues were $7.7 million and $23.4 million during the Third Quarter and the Nine Months, respectively, compared to $8.0 million and $25.0 million during the comparable periods last year, a decrease of 4.4% and 6.4%, respectively.  Royalty revenues from the Cherokee brand were $6.8 million and $20.6 million during the Third Quarter and Nine Months, respectively, compared to $7.4 million and $22.7 million for the comparable periods last year.  During the Third Quarter and Nine Months, revenues of $3.2 million and $9.7 million, respectively, were recognized from Target Stores compared to $3.4 million and $10.3 million for the comparable periods last year, which accounted for 41.3% and 41.4% of our total revenues, in the Third Quarter and the Nine Months, respectively, versus 42.1% and 41.2% last year.  The decrease in royalty revenues from Target Stores for the Nine Months compared to the comparable prior year period was attributable to a decline in overall customer purchasing and also lower inventory levels of Cherokee branded products during the Nine Months, as compared to the comparable period of last year.  During the Third Quarter, the retail sales of products bearing the Cherokee brand name declined by 6.1%, which can also be attributed to unseasonably warm weather in many areas of the U.S. during the Third Quarter, as compared to the comparable prior year period.

Revenues from all of the Tesco countries were $2.0 million and $7.0 million during the Third Quarter and Nine Months, respectively, compared to $2.9 million and $9.6 million for the comparable periods last year.  Revenues from Tesco U.K. totaled $1.4 million and $4.8 million during the Third Quarter and Nine Months, respectively, compared to $1.8 million and $5.9 million for the comparable periods last year.  The decline in royalties from Cherokee branded products in all other non-U.K. Tesco countries (primarily Central Europe) was 43.2% and 39.8% for the Third Quarter and Nine Months, respectively, which was significantly more than the decline in the U.K.  The decrease in royalties from Tesco is primarily due to a reduction in the number of product categories utilizing the Cherokee brand throughout Tesco’s larger territories (U.K., Central Europe).

Revenues from Zellers were $606,000 and $1.4 million during the Third Quarter and Nine Months, respectively, compared to $458,000 and $992,000 for the comparable periods last year, due primarily to the utilization of the Cherokee brand on a greater number of kids product categories and back to school marketing initiatives.  Royalty revenues from our retail direct licensee in Mexico, Comercial Mexicana, totaled $189,000 and $521,000 during the Third Quarter and Nine Months, respectively, as compared to $175,000 and $477,000 in royalty revenues for the comparable periods last year.  The increase in royalties from Comercial Mexicana for the Third Quarter and Nine Months was due to greater retail sales, more product categories, and a slightly favorable exchange rate differential, as compared to the comparable periods last year.

Index

Royalty revenues from the retail sales of products bearing our Sideout brand were $66,000 and $182,000, respectively, during the Third Quarter and Nine Months compared to $51,000 and $145,000 for the comparable periods last year.  We have recently signed several new U.S. licensees for our Sideout brand, and expect royalties to increase in the future.

Revenues from international licensees of both Cherokee and Sideout brands, such as Tesco, Zellers, Comercial Mexicana and others were collectively $3.7 million and $11.1 million during the Third Quarter and Nine Months, respectively, compared to $4.0 million and $12.5 million for the comparable periods last year.  This decline primarily reflects a decrease in royalties from the Tesco territories, which was countered somewhat by growth from other international licensees from the countries of Canada, South Africa, Mexico and India.

Our Third Quarter and Nine Months revenues also included $227,000 and $916,000, respectively, from the Carole Little brands, as compared to the $153,000 and $802,000 for the comparable periods last year from these brands.

Royalty revenues during the Third Quarter benefited from slightly higher royalty rates applied under our contracts with Tesco because the cumulative retail sales did not achieve the applicable threshold for reduced royalty rates in the Third Quarter, as compared to the comparable period in the prior fiscal year. In the event that cumulative retail sales in the fourth quarter of Fiscal 2011 do exceed the applicable thresholds for reduced royalty rates under our contracts with either Tesco or Target, we will then be entitled to smaller royalty rates on incremental retail sales by Target and Tesco that are in excess of such thresholds.

We believe that our future revenues from Target, for the remaining three months of Fiscal 2011, will likely be somewhat flat when compared to the revenues from the fourth quarter of Fiscal 2010, primarily due to the trends experienced during the Nine Months.  We believe that our future revenues from Zellers for Fiscal 2011 will continue to be up due to higher inventory levels as compared to Fiscal 2010.  Based on Tesco’s sales of Cherokee branded products in Fiscal 2010 and through the Nine Months, and the lower inventory levels for the Cherokee Brand, we believe that our future revenues from Tesco in the fourth quarter of Fiscal 2011 will be down when compared to the revenues from the fourth quarter of Fiscal 2010.  Based upon the royalties received for the Nine Months from TJX, we estimate that our future royalty revenues from TJX may be up or flat when compared to the revenues from Fiscal 2010, but will depend upon the future condition of the U.S. retail market, which is currently difficult and uncertain.  Furthermore, although the U.S. dollar has generally strengthened somewhat when comparing the Third Quarter to the First and Second Quarters, it varies when compared to the various exchange rates used in determining royalties from our licensees for the third quarter of last year.  Should the U.S. dollar strengthen in the future against such foreign currencies, our future royalties from our international licensees will be negatively affected throughout the rest of Fiscal 2011.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $7.1 million as of the end of the Third Quarter included accrual for revenues earned from Target Stores, Zeller’s, Tesco, TJX and other licensees that are expected to be received in the month or 45 days following the end of the subject fiscal quarter.

Selling, general and administrative expenses for the Third Quarter and Nine Months were $3.87 million and $10.60 million, respectively, or 50.3% and 45.2%, of revenues, in comparison to selling, general and administrative expenses of $3.33 million and $9.80 million, respectively, or 41.4% and 39.1% of revenues during the comparable periods last year.  Our selling, general and administrative expenses of $3.87 million in our Third Quarter were approximately $540,000 greater than last year, and exhibited the following positive and negative variances:  (i) an increase of $145,000 in travel expenses compared to the third quarter of last year; (ii) higher design service expense of $135,000 as compared to the third quarter of last year; and (iii) an increase of $248,000 in payroll and related expenses (due to a higher headcount) as compared to last year.  The increase in our selling, general and administrative expenses of $0.8 million during the Nine Months was primarily attributable to the following variances:  (i) higher marketing, advertising and design service expenses as compared to the comparable period last year; (ii) higher salary and payroll related expenses as compared to the first nine months of last year (due to a higher headcount); and (iii) higher travel and entertainment expenses versus the comparable period last year.   The Company’s selling, general and administrative expenses going forward may continue to trend higher than in past comparable periods due to our expected increased investments in creative and marketing areas in support of our brands.

Index

We reported zero interest expense during the Third Quarter and Nine Months and during the comparable periods last year.  During the Third Quarter and Nine Months our interest and other income was $3,000 and $10,000, respectively, compared to $6,000 and $19,000 for the comparable periods last year.  The decrease in interest income is primarily due to lower cash balances during the Third Quarter and Nine Months, as compared to the comparable periods in the prior year.

During the Third Quarter and Nine Months we recorded a tax provision of $1.5 million and $5.2 million, respectively, which equates to an effective tax rate of 40.4% and 40.2% for such periods, compared to $1.9 million and $5.8 million and an effective tax rate of 41.3% and 37.9% recorded for the same periods last year.  We are making quarterly estimated tax payments for our federal and state income tax liabilities.  During the Third Quarter and Nine Months our net income was $2.3 million and $7.7 million, or $0.26 and $0.87 per diluted share, respectively, compared to $2.8 million and $9.5 million or $0.31 and $1.07 per diluted share for the comparable periods last year.

Liquidity and Capital Resources

Cash Flows.    On October 30, 2010, we had cash and cash equivalents of $8.8 million.  On January 30, 2010, we had cash and cash equivalents of $9.4 million.  The $0.6 million decrease in cash and cash equivalents during the Nine Months is primarily attributable to the payment of $10.1 million in dividends, and the payment of our previously accrued bonus for our Executive Chairman of $2.5 million during the First Quarter.  These were offset by various other items detailed below.

During the Nine Months, cash provided by our operations was $8.2 million, compared to $9.0 million for the comparable period last year.  The cash provided by operations of $8.2 million during the Nine Months was primarily due to net income of $7.7 million offset by the changes in:  (i) accounts receivable, which increased by $174,000 in the Nine Months, as compared to an increase of $2.0 million in the comparable period last year; (ii) accounts payable, which increased by $230,000 in the Nine Months, as compared to a decrease of $57,000 in the comparable period last year, (iii) accrued compensation, which decreased by $0.7 million in the Nine Months, as compared to a decrease of $0.6 million in the comparable period last year; and (iv) a decrease of income taxes payable of $0.5 million, as compared to an  increase of $0.5 million in the comparable period last year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $506,000 as compared to $459,000 in the comparable period last year, and our deferred tax assets decreased by $148,000, as compared to a decrease of $269,000 in the comparable period last year.

Cash used by investing activities during the Nine Months was $256,000, which was comprised of $38,000 of capital expenditures of office equipment, and $218,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the comparable period last year, cash used by investing activities was $215,000, which was comprised of $32,000 of capital expenditures of office equipment, and $183,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $8.6 million during the Nine Months, which included the payment of $10.1 million for three dividends during this period, and which was partially offset by the $1.5 million in proceeds we received from the sale of 81,967 shares of our common stock to our Chief Executive Officer pursuant to his Employment Agreement.  In comparison, during the comparable period last year, cash used in financing activities was $13.2 million during the Nine Months, which represented the payment of three dividends during that period.

Uses of Liquidity. We anticipate that our cash requirements through the end of Fiscal 2011 are primarily to fund operations, trademark registration expenses, capital expenditures, creative and marketing activities, and to selectively expand our brand portfolio and, if adequate, and, at the discretion of our Board, to pay dividends and/or potentially repurchase shares of our common stock.  Our Board may reduce or discontinue payment of dividends at any time for any reason it deems relevant.  Our dividend payments in certain past quarters have exceeded our cash flow from operations, and our dividends may not continue at current levels in future periods unless cash flow from operations increases.  The declaration and payment of any future dividends or repurchase of shares of our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board.

Index

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established marketable brand or equity become available on favorable terms, we would be interested in pursuing such an acquisition and may elect to fund such acquisition, in whole or in part, using our then-available cash.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations, together with our cash and cash equivalents currently on hand, will be sufficient to meet our working capital, capital expenditure and other commitments through October 2011; provided that, if our Management Agreement with our Executive Chairman is terminated, we may not have sufficient cash to make the lump sum payment due to Mr. Margolis.  We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

As of October 30, 2010, we did not have any credit facilities or lines of credit, and we are not the guarantor of any debt or any other material third-party obligations.  As of October 30, 2010, we did not have any standby letters of credit nor any standby repurchase obligations.

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

Seasonality

Given our contractual royalty rate reductions with our licensees, as certain sales volume thresholds are achieved by our licensees in any given fiscal year, historically this has usually caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters.  However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees. Royalty revenues during the Third Quarter benefited from slightly higher royalty rates applied under our contracts with Tesco because the cumulative retail sales did not achieve the applicable threshold for reduced royalty rates in the Third Quarter, as compared to the comparable period in the prior fiscal year. In the event that cumulative retail sales in the fourth quarter of  Fiscal 2011 do exceed the applicable thresholds for reduced royalty rates under our contracts with either Tesco or Target, we will then be entitled to smaller royalty rates on incremental retail sales by Target and Tesco that are in excess of such thresholds.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of October 30, 2010, we had no long term debt obligations.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material affect on our results of operations or cash flow.  For Fiscal 2010, revenues from international licensing comprised 50.7% of our consolidated revenues.  For the Nine Months, international licensing royalties comprised 47.4% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our Nine Months revenues by approximately $1.1 million, which represents 4.7% of the total revenues reported for the Nine Months.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars.  As a consequence, in past years the weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees such as Tesco and Zellers increases when the dollar weakens against such foreign currencies (the British Pound, the Canadian Dollar, and the Euro).  During the First Quarter the U.S. dollar fluctuated across countries and was stronger in some countries and weaker in other countries based on the prior quarter last year.  For example, the royalty revenues from Tesco U.K. in our First Quarter reflect a 6.2% favorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year, while royalty revenues from Tesco Slovakia in our First Quarter reflect a -1.2% unfavorable change in the exchange rate as compared to the exchange rate used in the first quarter of last year.  Similarly, during the Second and Third Quarters, the U.S. dollar fluctuated across countries and was stronger in some countries and weaker in other countries based on the prior quarter last year.  For example, the royalty revenues from Tesco U.K. in our Third Quarter reflect a 3.9% unfavorable change in the exchange rate as compared to the exchange rate used in the third quarter of last year, while royalty revenues from the Tesco Central European countries in our Third Quarter reflect a range from a favorable change of 2.40% to an unfavorable change of 5.3% in the exchange rates as compared to the exchange rates used in the third quarter of last year.  However, other exchange rate comparisons exhibited a favorable change (i.e., relative weaker dollar) for the Third Quarter.  In the future, should the dollar strengthen further against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates.  Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of October 30, 2010.

Index

(b) Changes in internal controls.  Management determined that as of October 30, 2010, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

In addition, other companies owning established trademarks could also enter into similar arrangements with retailers.

Our business is largely dependent on royalties from two licensees, Target Stores and Tesco, which each accounted for 40.6% and 36.9%, respectively, of our consolidated licensing revenues in Fiscal 2010, and accounted for 41.4% and 29.7%, respectively, of our Nine Months licensing revenues.

During Fiscal 2010, 40.6% of our licensing revenues were generated from Target and 36.9% of our licensing revenues were generated from Tesco.  For the Nine Months, 41.4% and 29.7%, respectively, of our licensing revenues were generated from Target Stores and Tesco.  We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement.  The termination of either the Restated Target Agreement or the Tesco Agreement would have a material adverse effect upon our revenues and cash flow if we were unable to replace these royalty streams in a timely manner.  We are unsure whether we would be able to replace the royalty payments received from Target and Tesco.  Together, these two licensees accounted for 77.5% of our consolidated licensing revenues in Fiscal 2010 and accounted for 71.1% of our consolidated licensing revenues in our Nine Months.

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

We are dependent on our key management personnel and we recently appointed a new Chief Executive Officer and expect to appoint a new Chief Financial Officer in December 2010

Our success is highly dependent upon the continued services of our key executives, including Robert Margolis, our Executive Chairman, Henry Stupp, our Chief Executive Officer, Howard Siegel, our President and Chief Operating Officer and Russell J. Riopelle, our current Chief Financial Officer, who will be leaving Cherokee in mid December 2010.  We have a limited number of employees and Mr. Margolis’, Mr. Stupp’s and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Margolis, Mr. Stupp or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.  In addition, on August 26, 2010, we experienced a transition in our executive management team, in connection with the appointment of Henry Stupp as our Chief Executive Officer and the appointment of our former Chief Executive Officer, Robert Margolis, as our Executive Chairman. Further, on November 5, 2010 we announced that our current Chief Financial Officer, Russell J. Riopelle, would be leaving Cherokee in mid December.  On November 11, 2010, we announced that we hired Mark DiSiena, who is expected to replace Mr. Riopelle as our Chief Financial Officer upon Mr. Riopelle’s departure. Neither Mr. Stupp nor Mr. DiSiena has worked with our existing executive management team prior to their joining us earlier this year.  We cannot assure you that either of these management transitions will not result in some disruption of our business. If either our new Chief Executive Officer or our new Chief Financial Officer is unable to work with our existing management team to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be impaired.

Index

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

Although we have paid dividends during each quarter since December 2003, and including during the First, Second and Third Quarters, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors.  Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.  In Fiscal 2010, we paid a total of $17.6 million in dividends, which was materially greater than our net income of $12.6 million for Fiscal 2010.  In recognition of the fact that our payment of dividends could not continue at historical levels beyond Fiscal 2010 unless cash flow from operations increases substantially, on January 26, 2010, we announced that we reduced our future quarterly dividend payment from $0.50 per share to $0.38 per share, which more closely aligned our dividend payments with our expected cash flow from operations.  Should our future dividend payments exceed our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments.  Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, or should we decide to use our excess cash to make acquisitions of complimentary business or brands or for other reasons, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

Index

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

As reported on Cherokee’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2010, pursuant to our Employment Agreement with Henry Stupp, on August 26, 2010, Mr. Stupp purchased 81,967 shares of Cherokee’s common stock (the “Initial Shares”) at a per share price of $18.30 (which was equal to the closing price of Cherokee’s common stock on such date), for aggregate proceeds of $1,500,000.  Pursuant to the Employment Agreement, Mr. Stupp agreed to purchase, and Cherokee agreed to sell, on or before January 31, 2011, that number of shares of Cherokee’s common stock equal to $1,000,000, divided by the closing sale price of Cherokee’s common stock on the date of such purchase and sale (the “Subsequent Shares” and, together with the Initial Shares, the “Shares”). Mr. Stupp has agreed to certain “lock up” restrictions regarding his ability to resell or otherwise dispose of any of the Shares as set forth in the Employment Agreement.  Pursuant to the Employment Agreement, Cherokee has agreed to file with the SEC a registration statement, or registration statements if necessary, on an appropriate form(s) to effect the registration for resale of both the Shares and the shares of Common Stock that may be acquired upon exercise of the option granted to Mr. Stupp pursuant to the Employment Agreement.  The Company intends to use the proceeds from the sales of the Shares to Mr. Stupp as working capital.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit
10.1
Employment Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference from Exhibit 10.1 to Cherokee’s Current Report on Form 8-K, filed with the Commission on September 1, 2010)

10.2
Stock Option Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference from Exhibit 10.2 to Cherokee’s Current Report on Form 8-K, filed with the Commission on September 1, 2010)

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 8, 2010

CHEROKEE INC.

By:	/s/ Henry Stupp
Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Russell J. Riopelle
Russell J. Riopelle
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)