Form 10-K
period 2011-01-29
CHEROKEE INC
filed 2011-04-14
CIK 844161

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011 or
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
Name of exchange on which registered:
NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes: ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of July 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $173.0 million (computed on the basis of the last trade of the common stock on the NASDAQ Global Select Market on July 30, 2010).

         As of April 6, 2011, the registrant had 8,496,154 shares of its common stock, par value $.02 per share, issued and outstanding.

Documents Incorporated by Reference:

         Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on June 22, 2011, or portions of the registrant's Form 10-K/A, to be filed subsequent to the date hereof, are incorporated by this reference into Part III of this Report. Such Proxy Statement or Form 10-K/A will be filed with the Commission no later than 120 days after the conclusion of the registrant's fiscal year ended January 29, 2011.

CHEROKEE INC.

INDEX

i

PART I

Item 1.    BUSINESS

Introduction

        Cherokee Inc. (which may be referred to as we, us, our or the Company) is a global marketer and manager of a portfolio of lifestyle brands it owns or represents, licensing the Cherokee, Sideout and Carole Little brands and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading licensors of brand names and trademarks for apparel, footwear, home and accessories in the world.

        Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 6835 Valjean Avenue, Van Nuys, California 91406, telephone (818) 908-9868. We maintain a website with the address www.thecherokeegroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. As of January 29, 2011, we had thirty continuing license agreements covering both domestic and international markets. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

        In addition to licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying opportunities as a licensee or licensor for their brands or stores.

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

        As used herein the term "First Quarter" refers to the three months ended May 1, 2010; the term "Second Quarter" refers to the three months ended July 31, 2010; the term "Third Quarter" refers to the three months ended October 30, 2010; and the term "Fourth Quarter" refers to the three months ended January 29, 2011.

Overview of Licensing Business

        The Cherokee brand, which began as a footwear brand in 1973, is an iconic American family lifestyle brand, offering classic, casual comfort at affordable prices. We acquired the Sideout brand, which offers an authentic, casual street and beach inspired "California Lifestyle", and related trademarks, in November 1997. The Carole Little, Saint Tropez-West, All That Jazz and Chorus Line brands and trademarks were acquired by us in December 2002, and are recognized women's brands. Our primary emphasis is domestic and international retail direct licensing. As of January 29, 2011, we had thirty continuing license agreements covering both domestic and international markets, thirteen of which pertain to the Cherokee brand.

        By entering into license agreements with recognizable retail partners in their respective global locations and providing them the authority to manufacture and sell products with our brands coupled with our creative marketing services, management believes stockholder value will be maximized.

        Our license agreements are with retailers, wholesalers and global trading companies on an exclusive or non-exclusive basis. Of our thirty licensing agreements, sixteen are retail direct contracts with domestic or international retailers, eleven are with a domestic or international wholesaler, and three are brand representations with third parties who have partnered, or are seeking to partner with domestic or international retailers. In retail direct licensing, we grant retailers a license to use the trademarks on certain product categories of merchandise. We collaborate with our licensees' product development staff and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks, and in some cases our licensees modify or amplify the designs or create their own designs to suit their seasonal, regional and category needs. In nearly all cases, all products are subject to our pre-approved packaging, graphics and quality control standards, and all marketing campaigns are subject to similar oversight. The retailer is responsible for designing and manufacturing the merchandise. We refer to this practice as our "retail direct" licensing strategy. Wholesale licensees manufacture and import various categories of apparel, footwear, home and accessories under our trademarks and sell the licensed products to retailers. We plan to continue to solicit new licensees through our executive employees as well as using outside consultants.

Retail Direct Licensing Strategy

        Our retail direct licensing strategy is premised on the proposition that in the United States and other advanced or developed retail markets worldwide, most aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. We believe that these retailers may be able to obtain higher gross margins on sales and increase store traffic by directly designing, sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than through carrying strictly private label goods or branded products from third-party vendors. We also expect that the enhanced profitability of our direct licensing strategy, coupled with the substantial marketing costs to establish and maintain an in-store brand, will continue to increase the desirability to retailers of our strategy. Our primary strategy is to capitalize on these trends around the world by licensing our portfolio of brand names directly to retailers, who, working in conjunction with us, develop merchandise for their stores, and to augment that portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

        Generally, royalty rates on retail direct licenses vary as a percentage of the retailer's net sales of licensed products and may decrease depending on the retailer's annual sales of licensed products and the retailer's guaranteed annual sales of licensed products. As an incentive for our licensees to achieve higher retail sales of Cherokee, Sideout, Carole Little or other branded products, some of our royalty agreements are structured to provide royalty rate reductions once certain specified cumulative levels of sales are achieved by our licensees during each fiscal year. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, our royalty revenues as a percentage of our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease throughout each fiscal year as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue received by us in any quarter is dependent not only on retail sales of branded products in such quarter, but also on the cumulative level of retail sales, and the resulting attainment of royalty rate reductions in any preceding quarters in the same fiscal year. The size of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

Strategic Initiatives

        We believe that our core strengths enable us to be well positioned to expand our business and enhance stockholder value through execution of our strategy. Our global strategic initiatives currently include:

  •
  Creative Services—Providing regular, on-going creative inspiration and direction for product design in key categories.

  •
  Support Services—Our vision and infrastructure are transforming so that we can offer more feedback to retailers through monthly and quarterly reports and market research, the identification and sharing of global approved sourcing and manufacturing partners, and retail analytics in order to support our licensees.

  •
  Marketing Services—Evolve the brands' positioning, on a gloabal scale, to maintain freshness and relevance for today's family and strengthening the brands' marketing platforms in collaboration with our retail partners on direct-to-consumer and consumer-to-consumer basis through updated floor presentations, and social and digital media initiatives.

        In addition, the Company plans to reflect its global brand vision by launching various on-line initiatives; invest in social media and use it as a means to get and stay closer to our customer; create a mobile phone strategy to increase engagement, interaction and promotion; investment in paid search, search engine optimization and Web analytics; and develop an on-going email campaign that builds awareness, rewards loyalty, and drives traffic.

        Management has undertaken a more proactive approach towards acquisitions in order to diversify our portfolio of consumer brands while simultaneously growing our namesake Cherokee brand and leveraging our expertise with our current global platform.

        Accordingly, we intend to seek ways to expand the scope of our existing brands through new and diversified distribution channels, domestically and internationally; new and creative retail presence; additional consumer product categories; and cutting-edge marketing techniques that will increase brand recognition.

Owned Brands

  Cherokee Brand

        At January 29, 2011, we had thirteen ongoing licensing agreements for our Cherokee brand. These all represent retail direct licensing agreements. Licensing revenues from our Cherokee brand totaled $27.1 million for our fiscal year ended January 29, 2011 ("Fiscal 2011"), which represented 88.1% of our total revenues.

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

        During the term of the Restated Target Agreement, in most cases, we must receive Target's consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand at Target and to develop the Cherokee brand in international markets through retail direct or wholesale licenses with manufacturers or other companies that have market power and economies of scale in those respective markets.

        The term of the Restated Target Agreement continues through January 31, 2013. The Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the agreement during February of the calendar year prior to termination. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise.

        Royalty revenues from Target were $13.0 million during Fiscal 2011, $13.2 million during our fiscal year ended January 30, 2010 ("Fiscal 2010"), and $15.2 million during our fiscal year ended January 31, 2009 ("Fiscal 2009") which accounted for 42.1%, 40.6%, and 42%, respectively, of our consolidated revenues during such periods. The termination of the Restated Target Agreement would have a material adverse effect on our business (See Item 1A, "Risk Factors").

        As of January 29, 2011, we had twelve international license agreements for the Cherokee brand (Tesco, Zellers, Comercial Mexicana, Pick 'N Pay, Falabella, Shufersal LTD., Grupo Pao de Acucar, Arvind Mills, Eroski, RT-Mart, Nishimatsuya and Magnit).

        In August 2001, we entered into a retail direct licensing agreement for the Cherokee brand with Great Britain's Tesco Stores Limited ("Tesco"). Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. In January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary. In February 2007, we added the territory of China to the Tesco agreement and Turkey was added shortly thereafter. During Fiscal 2010, Tesco's rights to expand its license to include all Asian territories, including Malaysia, South Korea, Thailand, and China lapsed. The term of the Tesco agreement was recently renewed and now expires on January 31, 2014, and Tesco has several options to extend this term. Royalty revenues from Tesco totaled $8.3 million in Fiscal 2011, $12.0 million in Fiscal 2010, and $15.2 million in Fiscal 2009, which accounted for 27.1%, 36.9%, and 42% respectively, of our consolidated revenues during such periods. The termination of our license agreement with Tesco would have a material adverse effect on our business (See Item 1A, "Risk Factors").

        In August 1997, we entered into a retail direct license agreement with Zellers Inc. ("Zellers"), a Canadian retailer that is a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise. In Fiscal 2007, Zellers renewed their agreement for an additional five year period, beginning February 1, 2007 and continuing through January 31, 2012. Under the terms of the renewed agreement, Zellers agreed to pay us a minimum guaranteed royalty of CDN $1.5 million per year (equivalent to approximately USD $1.5 million at January 29, 2011) over the new five-year term.

        In January 2011, Target entered into an agreement with Zellers to acquire leasehold interests in approximately 220 stores for $1.83 billion, allowing Target to open its first stores in Canada beginning in 2013. Target expects to open 150 stores throughout Canada in 2013. Discussions regarding the transition of our agreement with Zellers to Target are in process. Unless and until a new agreement is reached, sales in Canada during Fiscal 2012 will be governed by the contract already in place with Zellers. Royalty revenues from Zellers totaled $2.0 million in Fiscal 2011, $1.4 million in Fiscal 2010, and $1.5 million in Fiscal 2009.

        In January 2007, we entered into a retail direct license agreement with the Mexican retailer, Comercial Mexicana. Royalty revenues from Comercial Mexicana totaled $0.9 million for Fiscal 2011, $0.8 million for Fiscal 2010, and $1.0 million for Fiscal 2009. The initial term of our agreement with Comercial Mexicana was recently extended for an additional year, and now expires on December 31, 2013. Comercial Mexicana also has the option to renew this agreement for additional terms. Subsequently, we have amended the agreement to extend an additional year.

        In March 2008, we announced an exclusive international license agreement with Grupo Eroski ("Eroski") for the Cherokee brand for the country of Spain. This first term of this contract continues through January 31, 2012, with an additional option to renew. Royalty revenues from Eroski began in the third quarter of Fiscal 2010 and totaled $0.6 million for Fiscal 2011 and $0.3 million for Fiscal 2010.

        In November 2009, we announced an exclusive international agreement with Concord Investment (China) CO., LTD ("RT-Mart") for the Cherokee brand for the Peoples Republic of China excluding Taiwan for their RT-Mart stores. The first term of this contract continues through August 31, 2017, with an additional option to renew. RT-Mart began selling Cherokee branded products at the end of the First Quarter and the Cherokee brand was launched in October 2010. Royalty revenues from the sale of Cherokee branded products during Fiscal 2011 totaled $0.2 million.

        In November 2010, we signed an exclusive international agreement with CJSC Tander ("Magnit") for the Cherokee brand in Russia. The first term of this contract continues through April 30, 2015, with an additional option to renew. We currently expect royalty revenues to begin in the fourth quarter of our fiscal year ending January 28, 2012 ("Fiscal 2012"). Magnit has indicated to us that it plans on producing Cherokee branded products in the categories of ladies, mens, boys and girls.

        In January 2011, we announced an exclusive international agreement with Nishimatsuya for the Cherokee brand for Japan. This first term of this agreement is for six years through January 31, 2017, with an additional option to renew. We currently expect sales of Cherokee branded products to begin in the fourth quarter of Fiscal 2012.

        We continue to solicit additional licensees for the Cherokee brand internationally, subject to the rights of Tesco and our other licensees under their respective agreements.

  Sideout Brand

        At January 29, 2011, we had twelve license agreements for our Sideout brand of which five were new licensing agreements initiated during Fiscal 2011. The ongoing Sideout licensing agreements consist of an international wholesale and retail licensing agreement for the Sideout brand in China and six licensing agreements for domestic and international wholesales of the Sideout brand.

        In January 2011, we signed an exclusive international retail licensing agreement with Soriana for Sideout branded products in Mexico. The first term of this contract continues through June 30, 2014, with an additional option to renew. We expect Soriana to begin selling Sideout branded products in the first quarter of Fiscal 2012. The remaining four license agreements signed during Fiscal 2011 were for domestic wholesales of the Sideout Brand with the following licensees: Pan Oceanic Eyewear, Jay Franco & Sons, Wiesner Product/Mystic Apparel and Star Ride Kids.

        Licensing revenues from our Sideout brand totaled $0.3 million for Fiscal 2011, $0.2 million for Fiscal 2010, and $0.5 million for Fiscal 2009, which represented 0.8%, 0.6% and 1.5%, respectively, of our total royalty revenues for such fiscal years.

        During Fiscal 2009, our former U.S. licensee for the Sideout brand, Mervyn's, filed for bankruptcy protection and then subsequently liquidated its operations in Fiscal 2010. We filed a claim for past royalties due in the Mervyn's bankruptcy proceedings, and did not receive any recovery of this claim during Fiscal 2011. We expect to receive partial recovery of this claim in Fiscal 2012. We are currently re-marketing our Sideout brand to other potential licensees for the U.S. market and selected international territories. Licensing revenues from our agreement with Mervyns were zero in Fiscal 2011 and Fiscal 2010, and $355,000 in Fiscal 2009.

  Carole Little Brands

        At January 29, 2011, we had one ongoing retail direct licensing agreement with TJX Companies ("TJX") for our Carole Little brands (Carole Little and Saint Tropez-West) for the United States and certain other countries. This contract is in its second five-year term, which continues through January 31, 2013, and provides TJX with the option to either renew the agreement for an additional five year term or buy the trademarks covered by the agreement from us pursuant to an agreed-upon formula. This contract contains annual minimum guaranteed royalties, similar to our other licensing agreements. We received royalty revenues from TJX of $1.04 million in Fiscal 2011, $1.0 million in Fiscal 2010, and $0.75 million in Fiscal 2009.

Brand Representation Businesses

        In addition to acquiring brands and licensing our own brands, we assist other companies in identifying licensees for their brands. Generally, when representing brands, we perform a range of services including marketing of brands, solicitation of licensees, contract negotiations, and administration and maintenance of license or distribution agreements. In return for our services, we normally receive a certain percentage of the net royalties generated by the brands we represent and sign to a license agreement. We typically work on several select brand representation opportunities during each fiscal year.

        During Fiscal 2008, we assisted Norma Kamali in locating Wal-Mart as a global licensee of the Norma Kamali brand, and during the latter part of Fiscal 2009 Wal-Mart began offering Norma Kamali apparel in a select number of its stores. During Fiscal 2011, we reported $2.2 million of royalties from our agreement with Norma Kamali, exceeding our royalties of $1.7 million during Fiscal 2010 and $0.5 million during Fiscal 2009. The Wal-Mart contract for Norma Kamali was not renewed for another term and has expired as of January 31, 2011. At the end of Fiscal 2010, we assisted Laila Ali in securing a wholesale licensee of the Laila Ali brand for personal care and cosmetics. We began receiving a share of royalties relating to this wholesale license for personal care and cosmetics during the Fourth Quarter. In December 2010, we assisted Laila Ali in locating a wholesale license of the Laila Ali brand for healthy condiments. We currently expect to begin receiving a share of royalties relating to this wholesale licensee for healthy condiments during Fiscal 2012.

Domestic Licensing Royalties

        During Fiscal 2011, we received a total of $16.4 million in aggregate royalties from our United States retail direct license agreements and brand representation contracts, which accounted for 53.3% of our consolidated revenues during such period.

International Licensing Royalties

        During Fiscal 2011, we received $14.4 million in aggregate royalties from our international license agreements, which accounted for 46.7% of our consolidated revenues during such period.

Trademarks

        We hold various trademarks including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark

Office and in a number of other countries. We also hold trademark applications for Cherokee, Sideout and Sideout Sport, Carole Little, Saint Tropez-West, Chorus Line and All That Jazz in numerous countries. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally. See Item 1A, "Risk Factors."

Competition

        Royalties paid to us under our licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Our Cherokee, Sideout, Carole Little and other brands are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees' ability to manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Companies such as Iconix Brand Group, Phillips-Van Heusen, Perry Ellis International, VF Corp. and other companies owning established trademarks have and could also enter into similar arrangements with retailers. See Item 1A, "Risk Factors."

Employees

        As of January 29, 2011, we employed twenty-one persons. None of our employees are represented by labor unions, and we believe that our employee relations are satisfactory.

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

SEC Filings

        We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.thecherokeegroup.com as soon as reasonably practicable after we file these materials with, or furnish them to, the Securities and Exchange Commission ("SEC"). You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Executive Officers of the Registrant

        The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Henry Stupp, 47 Chief Executive Officer	Henry Stupp became our Chief Executive Officer in August 2010. Prior to joining Cherokee, Mr. Stupp was a co-founder of Montreal-based Novel Teez Designs, later known as NTD Apparel, a leading licensee of entertainment, character, sport and branded apparel, and a supplier to all major North American retailers, having most recently served as President of NTD Apparel USA LLC since 2005. Having relocated to southern California in 1995, Mr. Stupp successfully identified, negotiated, and introduced many well-known licenses and brands to a broad retail audience. In addition, Mr. Stupp served a two-year term as an officer of the International Licensing Industry Merchandiser's Association.
Howard Siegel, 56 President and Chief Operating Officer

Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and administration and became President on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a Senior Executive for both Federated Department stores and Carter Hawley Hale Broadway stores.

Mark DiSiena, 45 Chief Financial Officer

Mark DiSiena joined us in November 2010 and became our Chief Financial Officer in December 2010. Prior to joining Cherokee, Mr. DiSiena was most recently a strategy and finance consultant. Previously, Mr. DiSiena served in various roles, including: Chief Financial Officer of 4Medica, a privately-held software company, and held management roles at KineticTide and Lucent Technologies. He began his career as an auditor at the public accounting firm of Coopers & Lybrand. Mr. DiSiena holds a B.S. in Accounting from New York University Undergraduate School of Business, a Juris Doctor from Vanderbilt University School of Law, and an M.B.A. from Stanford University Graduate School of Business. Mr. DiSiena is an Attorney-at-Law, licensed in the state of New York and a Certified Public Accountant, licensed in the state of California.

Larry Sass, 49 Managing Director

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
Mark Nawrocki, 43 Managing Director

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

Zoe Ann Murphy, 57 Managing Director

Ms. Murphy joined us in March 2009 as Vice President, Global Brand Director. Prior to joining Cherokee, Ms. Murphy worked as Vice President of Licensing at IMG Worldwide Inc. and as a Licensing Consulting Director for ABC Television Entertainment, where she focused on licensing partnerships. Before that, she was Vice President of Sales at Fortune Casuals,  LLC and spent over four years as Vice President, Retail Sales & Marketing with Disney Consumer Products where she worked with Disney branded programs at Target stores and other major retailers. Ms. Murphy began her career in Retail Buying at Liberty House Department Stores then joined Byer California where she was Vice President of Merchandising and Sales.

Item 1A.    RISK FACTORS

        In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the SEC, or in any press release or other written or oral statement we may make. Please also see "Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations—Cautionary Note Regarding Forward-Looking Statements" for additional risks and uncertainties applicable to us.

  Our business is subject to intense competition.

        Royalties paid to us under our licensing agreements are generally based on a percentage of our licensees' net sales of licensed products. Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Competitors with respect to the Sideout brand include Quiksilver, Nike and other active wear companies. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and greater emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours.

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

        In addition, other companies owning established trademarks could also enter into similar arrangements with retailers, including our existing retail partners, competing for limited floor pad and rack space.

  Our business is largely dependent on royalties from two licensees, Target and Tesco, which accounted for 42.1% and 27.1%, respectively, of our consolidated licensing revenues in Fiscal 2011.

        During Fiscal 2011, 42.1% of our licensing revenues were generated from Target and 27.1% of our licensing revenues were generated from Tesco. We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement. We are unsure whether we would be able to replace the royalty payments received from Target and Tesco. The termination of either of these license agreements would have a material adverse effect upon our revenues and cash flow. Together, these two licensees accounted for approximately 69.2% of our consolidated licensing revenues in Fiscal 2011.

  Our business may be negatively impacted by general economic conditions and the current global financial crisis.

        Our performance is subject to worldwide economic conditions and its corresponding impact on the levels of consumer spending which may effect our licensees' sales. Consumer spending is showing signs of stabilization; however it is difficult to predict future levels of consumer spending and any such predictions are inherently uncertain. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines. Many factors affect the level of consumer spending in the apparel industries, including, among others, prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of economic uncertainty, we may not be able to maintain or increase our revenues. As a result, our operating results may be materially affected by trends in the United States or global economy.

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

  Our business and the success of our products could be harmed if we are unable to maintain the strength of our brands.

        Our success to date has been due in large part to the strength of our brands. If we are unable to timely and appropriately respond to changing consumer demand, the strength of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider one or more of our brands to be outdated or associate one or more of our brands with styles that are no longer popular. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

  We are dependent on our intellectual property, and we cannot assure you that we will be able to successfully protect our rights.

        We hold various trademarks including Cherokee, Sideout, Carole Little and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in numerous other countries. We also hold several trademark applications for Cherokee and

Sideout in other countries. There can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

  We must successfully maintain and/or upgrade our information technology systems.

        We rely on various information technology systems, including our newly purchased enterprise resource planning (ERP) system that will be fully implemented by the first quarter of Fiscal 2012, to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

  We are dependent on our key management personnel and we recently appointed a new Chief Executive Officer and a new Chief Financial Officer.

        Our success is highly dependent upon the continued services of our key executives, including, Henry Stupp, our Chief Executive Officer, Howard Siegel, our President and Chief Operating Officer and Mark DiSiena, our Chief Financial Officer. We have a limited number of employees and Mr. Stupp's and our other executives' leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Stupp or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In addition, on August 26, 2010, we experienced a transition in our executive management team, in connection with the appointment of Henry Stupp as our Chief Executive Officer and the appointment of our former Chief Executive Officer, Robert Margolis, as our Executive Chairman, who resigned from Cherokee on January 28, 2011. Further, on November 5, 2010 we announced that our former Chief Financial Officer, Russell J. Riopelle, would be leaving Cherokee in mid December 2010. On November 11, 2010, we announced that we hired Mark DiSiena, who replaced Mr. Riopelle as our Chief Financial Officer following Mr. Riopelle's departure from Cherokee on December 17, 2010. Our former Executive Chairman, Robert Margolis, resigned from Cherokee on January 28, 2011. Neither Mr. Stupp nor Mr. DiSiena has worked with our existing executive management team prior to their joining us last year. We cannot assure you that either of these management transitions will not result in some disruption of our business. If either our new Chief Executive Officer or our new Chief Financial Officer is unable to work with our existing management team to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be impaired.

  We recently consummated a debt financing of $10,000,000 in principal in order to enable us to meet our payment obligations to our former Executive Chairman.

        In connection with the resignation of our former Executive Chairman, Robert Margolis, on January 28, 2011, we entered into a Separation Agreement and General Release of all Claims (the "Separation Agreement"), with Mr. Margolis. Pursuant to the Separation Agreement, (i) on February 17, 2011, we paid Mr. Margolis a one-time lump sum payment equal to $2,260,000 and (ii) on April 1, 2011, we paid Mr. Margolis his final annual performance bonus for Fiscal 2011 of $1.8 million. In addition, pursuant to the Separation Agreement, on February 7, 2011, we repurchased 400,000 shares (the "Repurchase Shares") of our Common Stock for aggregate proceeds of $7,260,000. As payment for the Repurchase Shares, we issued promissory notes to affiliates of Mr. Margolis in the principal amount of $7,260,000 (collectively, the "Margolis Notes"). The Margolis Notes bore interest at an annual rate of 3% and were repaid by us in full on February 17, 2011.

        In order to repay the Margolis Notes and meet our other obligations to Mr. Margolis under the Separation Agreement, on February 16, 2011, we entered into a term loan agreement with U.S. Bank (the "Bank") pursuant to which we borrowed $10,000,000 in principal (the "Loan Facility") and which bears interest at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, a selected by Cherokee pursuant to the terms of the Loan Facility. The Loan Facility is to be repaid in equal monthly installments of $277,778 over the next three years following the date of the loan. The Loan Facility is secured by all of Cherokee's assets and guaranteed by Cherokee's wholly owned subsidiary, Spell C. LLC.

  We may not pay dividends regularly or at all in the future.

        Although we have paid dividends during each quarter since December 2003, and including during the first quarter of Fiscal 2012, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors. In Fiscal 2011, we paid a total of $13.5 million in dividends, which was materially greater than our net income of $7.7 million for Fiscal 2011. In recognition of the fact that our payment of dividends could not continue at historical levels beyond Fiscal 2011 unless cash flow from operations increases substantially, on January 31, 2011, we announced that we further reduced our future quarterly dividend payments from $0.38 per share to $0.20 per share, which more closely aligned our dividend payments with our expected cash flow from operations while allowing us to retain a portion of our cash flow to satisfy our debt obligations and to invest in our business. Should our future dividend payments exceed our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

  The trading price of our stock may be volatile.

        The trading price of our common stock is likely to be subject to fluctuations as a result of various factors impacting our business, including (i) our financial results, (ii) announcements by us, our retail partners or by our competitors, as applicable, regarding or affecting the retail environment either domestically or internationally, our existing license agreements, our existing brand representations, new license agreements, new brand representations or strategic alliances or other agreements, (iii) recruitment or departure of key personnel, (iv) changes in the estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock, and (v) market conditions in the retail industry and the economy as a whole.

  Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of "blank check" preferred stock.

        Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of "blank check" preferred stock, without action by our stockholders. Such shares of preferred stock may be issued on terms determined by our Board of Directors, and may have rights, privileges and preferences superior to those of our common stock. Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

Item 2.    PROPERTIES

        We lease a 14,700 square foot office facility in Van Nuys, California. Our current lease term ends on July 31, 2013, and we have one three-year option to extend the lease, for which we would have to give notice by January 31, 2013. Our monthly rent is currently $12,500.

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

Item 4.    (REMOVED AND RESERVED)

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

	High	Low	Dividends Paid
Fiscal 2010
Quarter ended May 2, 2009	$18.80	$11.92	$0.50
Quarter ended August 1, 2009	21.80	17.39	0.50
Quarter ended October 31, 2009	24.03	18.93	0.50
Quarter ended January 30, 2010	19.76	16.05	0.50
Fiscal 2011
Quarter ended May 1, 2010	$21.39	$15.68	$0.38
Quarter ended July 31, 2010	21.35	16.25	0.38
Quarter ended October 30, 2010	19.63	16.81	0.38
Quarter ended January 29, 2011	20.72	17.99	0.20

        On April 7, 2011, the latest sale price for our common stock, reported on the Nasdaq Global Select Market System, was $17.93 per share. As of April 7, 2011, the approximate number of stockholders of record of our common stock was 89. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

        On January 28, 2011, our Board of Directors approved a $0.20 per common share dividend, which was paid on March 15, 2011 to stockholders of record as of March 1, 2011. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

Issuer Repurchases of Common Stock

        On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock. Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and are described below, we have used cash of $7.5 million to repurchase and retire a total of 717,516 shares of our common stock since the stock repurchases were authorized (excluding our one-time repurchase of 400,000 shares of our common stock held by affiliates of our former Executive Chairman, discussed below and elsewhere in this Form 10-K). Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2012 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock.

        During the second quarter of Fiscal 2009, we repurchased and retired 10,155 shares of our common stock at an average price of $21.59. During the third quarter of Fiscal 2009, we repurchased and retired 99,561 shares of our common stock at an average price of $17.62. We did not repurchase any shares in the fourth quarter of Fiscal 2009. During Fiscal 2010 and Fiscal 2011, we did not repurchase any shares of our common stock.

        Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2010 - November 30, 2010	—	$—	—	—
December 1, 2010 - December 31, 2010	—	—	—	—
January 1, 2011 - January 29, 2011(1)	400,000	$18.15	400,000	—

Total	400,000		400,000	—

(1)
On January 28, 2011, we entered into a separation agreement with our former Executive Chairman, Robert Margolis, pursuant to which we irrevocably committed to repurchase 400,000 shares of our common stock from Mr. Margolis or his affiliates at a price of $18.15 per share, or $7.26 million in total. The repurchase was consummated on February 7, 2011.

Common Stock Performance

        Due to the nature of our business, we do not believe that a comparable peer group of publicly-traded licensing companies exists; hence, we compared the return on investment in our stock to the S&P 100-LTD and NASDAQ COMPOSITE INDEX.

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ COMPOSITE INDEX and the S&P 100 Stock Index for the period commencing January 28, 2006 and ending on January 29, 2011. The data set forth below assumes the value of an investment in our common stock and each Index was $100 on January 28, 2006. The data set forth below also assumes the reinvestment of all dividends.

Comparison of Total Return
Since January 28, 2006
AMONG CHEROKEE INC., THE NASDAQ COMPOSITE AND THE S&P 100-LTD

	FY 2006 1/28/2006	FY 2007 2/3/2007	FY 2008 2/2/2008	FY 2009 1/31/2009	FY 2010 1/30/2010	FY 2011 1/29/2011
Cherokee Inc.	100.00	117.93	96.89	51.75	61.13	74.96
NASDAQ Composite Index	100.00	108.21	106.30	65.64	96.45	121.96
S&P 100 Stock Index	100.00	117.93	116.33	72.43	94.03	111.76

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
January 2011

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

	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009	Year Ended February 2, 2008	Year Ended February 3, 2007
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net revenues	$30,777	$32,570	$36,222	$41,620	$76,627
Selling, general and administrative expenses	16,397	10,771	11,918	14,151	18,405
Amortization of trademarks	1,474	1,441	1,408	1,290	1,143

Operating income	12,906	20,358	22,896	26,179	57,079
Interest expense	—	—	—	—	—
Interest income	(13)	(24)	(168)	(1,126)	(951)

Income before income taxes	12,919	20,382	23,064	27,305	58,030
Income tax expense	5,200	7,811	8,718	10,870	23,239

Net income	$7,719	$12,571	$14,346	$16,435	$34,791

Basic earnings per share	$0.87	$1.43	$1.62	$1.85	$3.95
Diluted earnings per share	$0.87	$1.43	$1.61	$1.84	$3.93
Cash dividends paid per share	$1.52	$2.00	$2.50	$3.00	$2.55

	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007
Balance Sheet Data:
Working capital	$2,793	$10,358	$12,609	$18,208	$27,663
Total assets	27,183	27,165	31,737	42,835	62,302
Stockholders' equity	11,033	19,053	22,740	29,578	36,135

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words "anticipates", "believes", "estimates", "objectives", "goals", "aims", "hopes", "may", "likely", "should" and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-K include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target and Tesco, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on two licensees for a substantial portion of our revenues, our dependence on our key management personnel and our recent appointment of our new Chief Executive Officer and our new Chief Financial Officer, any adverse determination of claims, liabilities or litigation, the requirements under our term loan with U.S. Bank, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods and the volatility in the trading price of our common stock. Several of these risks and uncertainties are discussed in more detail under "Item 1A. Business—Risk Factors" as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially effect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments. Certain of the information set forth herein are considered non-GAAP financial measures. Cherokee believes this information is useful to investors because it provides a basis for measuring the operating performance of the Company's business and the Company's cash flow, excluding non-cash items that would normally be included in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies.

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

Discussion of Licensing and Brand Representation Business

        Target currently has approximately 1,750 stores in the United States. Retail sales of Cherokee branded products at Target decreased in the fiscal year ended January 29, 2011 ("Fiscal 2011") by 3.81% to $816.8 million from the $850.5 million reported in the fiscal year ended January 30, 2010 ("Fiscal 2010"). The decrease in retail sales is attributable to a decrease in retail prices. Cherokee continues to be allotted more floor space in the children's category than any other brand at Target. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products, pursuant to our restated license agreement with Target (the "Restated Target Agreement"). The Restated Target Agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. In Fiscal 2011, Target reached the guaranteed minimum yearly royalty amount of $9.0 million in the three month period ended January 29, 2011 (the "Fourth Quarter"). Based upon our new strategic initiatives, we believe that our future revenues from Target may be similar to or increase as compared to those reported in Fiscal 2011. Because we do not have direct oversight over Target, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. However, we are providing new suggested guidance to Target in the marketing and sales of Cherokee branded products.

        Given our contractual royalty rate reductions as certain sales volume thresholds are achieved, in terms of future royalty revenues that we expect to receive from Target, we expect that our first quarter will continue to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters.

        Royalty revenues from our Cherokee brand at Target were $13.0 million in Fiscal 2011, $13.2 million in Fiscal 2010, and $15.2 million in fiscal year ended January 31, 2009 ("Fiscal 2009"), which accounted for 42%, 40.6%, and 42.1%, respectively, of our consolidated revenues during such periods. The revenues generated from all other licensing agreements during Fiscal 2011 were $17.8 million, during Fiscal 2010 were $19.3 million, and during Fiscal 2009 were $21.0 million, which accounted for 58%, 59.4% and 57.9%, respectively, of our revenues during such periods.

        Target's retail sales of Cherokee branded products during the Fourth Quarter totaled $271.5 million compared to $264.0 million for the fourth quarter of Fiscal 2010 and $291.4 million for the fourth quarter of Fiscal 2009. Royalty revenues from our Cherokee brand at Target were $3.3 million for the Fourth Quarter, $2.9 million for the fourth quarter of Fiscal 2010 and $2.3 million for the fourth quarter of Fiscal 2009. Overall, Target's retail sales of Cherokee branded products during Fiscal 2011 were lower than Fiscal 2010 and Fiscal 2009 and as a consequence, our royalty revenues from Target for Fiscal 2011 were lower than the royalty revenues reported in Fiscal 2010 and Fiscal 2009.

        Tesco's retail sales of merchandise bearing the Cherokee brand, which for Fiscal 2011 included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $75.7 million in the Fourth Quarter, as compared to $146.6 million for the fourth quarter of Fiscal 2010 and $167.8 million for the fourth quarter of Fiscal 2009. For Fiscal 2011, Tesco's retail sales of Cherokee branded merchandise totaled $404.0 million as compared to $633.0 million in Fiscal 2010 and $810.3 million in Fiscal 2009. We believe the decrease in Tesco's retail sales of Cherokee branded products is due to Tesco's commitment to bolster its private label brand within the childrens product categories and the reduction of Cherokee branded products in the men's and women's categories. We currently anticipate Tesco will reintroduce certain men's and women's product categories during the second or third quarter of our fiscal year ending January 29, 2012 ("Fiscal 2012").

        Royalty revenues from our Cherokee brand at Tesco were $1.38 million for the Fourth Quarter, $2.45 million for the fourth quarter of Fiscal 2010 and $2.5 million for the fourth quarter of Fiscal 2009. Based upon the recent decline of our revenues received from Tesco for retail sales in the U.K. and other territories, and the unsettled economic climate in Europe, it is likely that our revenues in Fiscal 2012 from Tesco will decline or remain flat from those of Fiscal 2011. In addition to the UK, Tesco continues to sell Cherokee branded products in the Czech Republic, Poland, Slovakia, Hungary, Turkey and Ireland.

        Zellers' retail sales in Canada of merchandise bearing the Cherokee brand were approximately $29.6 million during the Fourth Quarter compared to $22.8 million for the fourth quarter of Fiscal 2010 and $19.7 million for the fourth quarter of Fiscal 2009. For Fiscal 2011, Zellers' retail sales of Cherokee branded merchandise totaled $98.7 million as compared to $72.4 million in Fiscal 2010 and $75.6 million in Fiscal 2009. The increase in Zellers retail sales of the Cherokee branded products is attributed to the increase in childrens product categories as well as Zellers continued marketing and promotion of the Cherokee brand.

        During the Fourth Quarter, total worldwide retail sales of merchandise bearing the Cherokee brand totaled $416.7 million versus $462.4 million and $500.5 million in total retail sales for the fourth quarter of Fiscal 2010 and Fiscal 2009, respectively. For Fiscal 2011, total worldwide retail sales of merchandise bearing the Cherokee brand totaled over $1.4 billion, which was below the $1.6 billion and $2.0 billion in total retail sales reported for Fiscal 2010 and Fiscal 2009, respectively.

        TJX's sales of merchandise bearing the Carole Little and St. Tropez-West brands were approximately $9.9 million during the Fourth Quarter compared to $10.1 million for the fourth quarter of Fiscal 2010 and $9.3 million for the fourth quarter of Fiscal 2009. For Fiscal 2011, TJX's sales of Carole Little and St. Tropez-West branded merchandise totaled $80.7 million as compared to $71.6 million in Fiscal 2010 and $56.6 million in Fiscal 2009.

        As an incentive for our licensees to achieve higher retail sales of Cherokee or Sideout branded products, some of our existing license agreements, including the Restated Target Agreement and our license agreement with Tesco, are structured to provide royalty rate reductions for the licensees after they achieve certain levels of retail sales of Cherokee or our other branded products during each fiscal year. The royalty rate reductions do not apply retroactively to retail sales since the beginning of the year. As a result, our royalty revenues from our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue we recognize in any quarter is dependent not only on the retail sales of branded products in such quarter but also the royalty rate in effect after considering the cumulative level of retail sales. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees. In Fiscal 2011, royalty revenues during the Third Quarter benefited from slightly higher royalty rates applied under our contracts with Tesco because the cumulative retail sales did not achieve the applicable threshold for reduced royalty rates in the Third Quarter, as compared to the comparable period in the prior fiscal year. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

        Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent. However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate. Fluctuations in retail sales of Cherokee branded products or other product brands that we own or represent may be the result of a variety of factors, including, without limitation: (i) changes in the number of product categories for which a licensee chooses to use our brands from period-to-period, which generally results in changes in the amount of inventory (utilizing our brands) available for sale from period-to-period; (ii) the number of geographical markets/territories or number of stores in which our licensees are currently selling Cherokee or our other branded products from period-to-period; or (iii) our licensees experiencing changes in retail sales levels as a result of a variety of factors, including fashion-related and general retail sales trends (See Item 1A. Business—"Risk Factors").

        In addition to licensing our own brands, we assist other companies in identifying licensees for their brands. During Fiscal 2008, we assisted Norma Kamali in locating Wal-Mart as a global licensee of the Norma Kamali brand. We also have provided our brand representation services for other brands, including HouseBeautiful and Latina. Since Fiscal 2010, we have worked on several brand representation opportunities, including but not limited to Norma Kamali and Laila Ali. We currently expect that our revenues from brand representation licensing agreements, which totaled $2.4 million in Fiscal 2011, will decrease significantly for Fiscal 2012 as a result of the expiration of the Norma Kamali brand global license agreement with Wal-Mart. We continue to seek other brand representation opportunities.

Separation of our Former Executive Chairman

        On January 28, 2011, Robert Margolis resigned his positions as Executive Chairman and as a director of Cherokee. In connection with such resignation, Cherokee's Board of Directors (the "Board") appointed Jess Ravich, an independent director of Cherokee, as the non-executive Chairman of the Board. In connection with Mr. Margolis' resignation from Cherokee, Mr. Margolis and Cherokee entered into a Separation Agreement and General Release of all Claims (the "Separation Agreement"), dated January 28, 2011.

        Pursuant to the Separation Agreement:

  (i)
  Prior to year end, Cherokee entered into an irrevocable commitment to repurchase 400,000 shares of common stock from Mr. Margolis or his affiliates. In February 2011, we repurchased 400,000 shares of common stock from Mr. Margolis' affiliates at a per share price of $18.15, or $7.26 million in total.

  (ii)
  In February 2011, Cherokee paid Mr. Margolis a one-time lump sum payment of an aggregate of $2.26 million, which equates to the base salary and performance bonus Mr. Margolis would have been entitled to pursuant our former management agreement regarding Mr. Margolis' services to Cherokee (the "Management Agreement") had he served as Executive Chairman of Cherokee through January 31, 2012.

  (iii)
  In early April 2011, Mr. Margolis was paid his final annual performance bonus of approximately $1.8 million for Fiscal 2011 in accordance with the Management Agreement.

  (iv)
  The vesting on Mr. Margolis' outstanding option to purchase up to 100,000 shares of Cherokee's Common Stock was accelerated.

  (v)
  The Management Agreement was terminated.

        The Separation Agreement contains a general and mutual release of claims and covenant not to sue between Cherokee and Mr. Margolis and a mutual non-disparagement covenant, as well as a two year non-solicitation covenant of Mr. Margolis relating to Cherokee's employees. The terms and conditions of the Separation Agreement were approved by a special committee of Cherokee's Board of Directors, comprised of Cherokee's independent directors.

Term Loan Agreement with U.S. Bank

        On February 16, 2011 (the "Effective Date"), Cherokee and U.S. Bank National Association (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement"). Pursuant to the Loan Agreement, on the Effective Date, Cherokee borrowed $10,000,000 in principal from the Bank (the "Loan"). The Loan is evidenced by a term note in the principal amount of $10,000,000, a security agreement, a California judicial reference agreement and a continuing guaranty executed by Cherokee's wholly owned subsidiary, Spell C. LLC (collectively, with the Loan Agreement, the "Loan Documents").

        The Loan Documents provide for the repayment of the Loan in equal monthly installments of $277,778 plus interest over the next three years following the Effective Date, with the balance due at maturity, and with interest on the Loan calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $3,000,000 or in excess of $6,000,000 in the aggregate while the Loan is outstanding. The Loan Agreement also imposes the following financial covenants, as specifically defined therein, including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00 to be calculated quarterly on a trailing twelve month basis and (ii) a minimum tangible net worth of at least $1,200,000 for Cherokee's quarterly period ending April 30, 2011, measured quarterly, and increasing each quarterly period thereafter by 25% of Cherokee's quarterly net profit. Further, as collateral for the Loan, we granted a security interest in favor of the Bank in all of Cherokee's assets, and the Loan is guaranteed by Cherokee's wholly owned subsidiary, Spell C. LLC. In the event of a default under the Loan Agreement, the Bank has the right to terminate its obligations under the Loan Agreement, accelerate the payment on any unpaid balance of the Loan and exercise its other rights under the Loan Documents, including foreclosing on our assets under the security agreement.

        The proceeds from the Loan were primary used to satisfy our payment obligations to our former Executive Chairman pursuant to the Separation Agreement.

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

    As a result, our royalty revenues from our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease in each fiscal quarter as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue we recognize in any quarter is dependent not only on the retail sales of branded products in such quarter but also the royalty rate in effect after considering the cumulative level of retail sales. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees. In Fiscal 2011, royalty revenues during the Third Quarter benefited from slightly higher royalty rates applied under our contracts with Tesco because the cumulative retail sales did not achieve the applicable threshold for reduced royalty rates in the Third Quarter, as compared to the comparable period in the prior fiscal year. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement. At January 29, 2011, there was no allowance for doubtful accounts.

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

    Our consolidated financial statements for Fiscal 2009, Fiscal 2010 and Fiscal 2011 reflect the impact of ASC 718. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of ASC 718. Stock-based compensation expense recognized for Fiscal 2009 was $0.45 million, for Fiscal 2010 was $0.34 million, and for Fiscal 2011 was $1.83 million.

Results of Operations

        The following table sets forth for the periods indicated certain of our consolidated financial data.

	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009
Royalty revenues	$30,777,000	$32,570,000	$36,222,000
Selling, general and administrative expenses	17,871,000	12,212,000	13,326,000

Operating income	12,906,000	20,358,000	22,896,000
Interest income (expense) and other income, net	13,000	24,000	168,000
Income tax provision	5,200,000	7,811,000	8,718,000

Net income	$7,719,000	$12,571,000	$14,346,000

        The following table sets forth additional information regarding the components of sales, general and administrative expenses for Fiscal 2011 and Fiscal 2010.

	Year Ended January 29, 2011	Year Ended January 30, 2010
Marketing and Corporate Expenses	$9,738,000	$7,087,000
Salary to former Executive Chairman	804,000	804,000
Bonus to former Executive Chairman	1,764,000	2,536,000
Severence to former Executive Chairman	2,260,000	—
Non Cash Stock Compensation	1,831,000	344,000
Depreciation and Amortization	1,474,000	1,441,000

Total selling, general and administrative expenses	$17,871,000	$12,212,000

        Management anticipates a material and significant reduction to selling, general and administrative expenses in Fiscal 2012 in comparison to Fiscal 2011 due to certain expenses incurred in Fiscal 2011, which approximated $5.9 million, and are attributed to payments made to our former Executive Chairman, Robert Margolis, comprised of a salary of $804,000, bonus of $1,764,000 and severance payout of $2,260,000 as well as expenses related to accelerating vesting of remaining stock options held by our former Executive Chairman and to our issuance following Mr. Margolis' departure of fully vested stock options to our incoming non-Executive Chairman, Jess Ravich, totaling approximately $1.1 million. Cherokee does not have any further payment obligations to Mr. Margolis. In addition, management expects aggregate severance payments, aggregate bonus payments and aggregate non cash stock compensation for Fiscal 2012 to be materially lower than Fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010

        In Fiscal 2011, our revenues totaled $30.8 million, as compared to $32.6 million in Fiscal 2010. Revenues for Fiscal 2011 and Fiscal 2010 were generated from licensing our trademarks to retailers and wholesalers and from our share of licensing revenues from brand representation licensing agreements with other brand owners. The reduction of revenues is primarily due to challenging international economic conditions that continued to prevail throughout Fiscal 2011.

        Revenues from our Cherokee brand at Target for Fiscal 2011 and Fiscal 2010 were $13.0 million, or 42.1% of revenues, and $13.2 million, or 40.6% of revenues, respectively. Revenues from all other sources for Fiscal 2011 and Fiscal 2010 were $17.8 million, or 57.9% of revenues, and $19.3 million, or 59.4% of revenues, respectively.

        Our international licensing revenues were $14.4 million in Fiscal 2011 compared to $16.5 million in Fiscal 2010. Revenue from Tesco (U.K., Ireland, Poland, Czech Republic, Slovakia, Hungary and Turkey) totaled $8.3 million in Fiscal 2011 as compared to $12.0 million in Fiscal 2010. Tesco UK contributed $5.7 million in Fiscal 2011 and $7.6 million in Fiscal 2010, representing 18.5% and 23.2%, respectively, of total revenues. The overall 30.5% decrease in revenues from Tesco was primarily due to the 24.9% decline in royalties from Tesco UK from Fiscal 2010 to Fiscal 2011. The decline in Tesco UK royalties was due to a decrease of 29.7% of retail sales from Fiscal 2010 to Fiscal 2011. Additionally, the other Tesco territories all exhibited decreases in retail sales and royalties, with the exception of Turkey, during Fiscal 2011 as compared to Fiscal 2010.

        Revenues from Zellers totaled $2.0 million in Fiscal 2011 as compared to $1.4 million in Fiscal 2010, primarily due to an increase in Cherokee product offerings and increased marketing. Other international royalty revenues in Fiscal 2011 increased to $4.1 million from $3.0 million in Fiscal 2010, representing a 32.8% gain. This total includes licensees for Mexico, South Africa, Peru, Israel, Brazil, Chile, India, Spain and other territories.

        During Fiscal 2011, we received royalties from brand representation licensing agreements of $2.4 million, as compared to $1.9 million in Fiscal 2010.

        Our Sideout brand contributed revenues of $0.25 million during Fiscal 2011 compared to $0.20 million in Fiscal 2010. In addition, we signed a retail licensing agreement for Sideout to be sold through Soriana in Mexico and expect to begin receiving royalties during Fiscal 2012.

        Our revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $6.6 million and $6.9 million at the end of Fiscal 2011 and Fiscal 2010, respectively, included an accrual for royalty revenues earned during the fourth quarters of Fiscal 2011 and Fiscal 2010 and these receivables were subsequently received in the following quarter.

        Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees such as Tesco and Comercial Mexicana increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against such licensee's foreign currency results in lower royalty revenues from such licensee.

        Selling, general and administrative expenses including amortization of trademarks for Fiscal 2011 were $17.9 million, or 58.1% of revenues, compared to $12.2 million, or 37.5% of revenues for Fiscal 2010, representing an increase of $5.7 million. Selling, general and administrative expenses in Fiscal 2011 differed from that of Fiscal 2010 in certain areas as follows: (i) in Fiscal 2011, certain payroll related expenses were higher than that incurred in Fiscal 2010, including one time severance accruals for our former Executive Chairman and our former Chief Financial Officer totaling $2.4 million; (ii) in Fiscal 2011, travel and entertainment expenses were higher than incurred in Fiscal 2010 due to our efforts to increase our international presence; and (iii) total marketing expenses were $0.8 million in Fiscal 2010 as compared to $1.1 million in Fiscal 2011, due to efforts related to our strategic marketing initiatives. The remaining marketing expenses are paid by us to certain licensees to help them increase our Cherokee brand in their respective territories. During Fiscal 2010, we recognized $0.34 million of expense associated with stock option compensation, as compared to $1.83 million for Fiscal 2011, which was due to our agreement to accelerate the vesting of an option to purchase up to 100,000 shares of our common stock held by our former Executive Chairman and to our issuance of a fully-vested option to purchase up to 100,000 shares of our common stock to our non-executive Chairman, Jess Ravich. The amount of bonus expense in Fiscal 2011 is lower than that for Fiscal 2010 due to the lower amount of EBITDA for Fiscal 2011 as a result of lower revenues.

        We expect to have a material reduction to selling, general and administrative expenses in Fiscal 2012, as in Fiscal 2011 we incurred approximately $5.9 million in one-time charges resulting from severance liabilities to former employees, salary and bonus payments to our former Executive Chairman, Robert Margolis, and expenses related to the acceleration of vesting of remaining stock options held by our former Executive Chairman and to our issuance of a fully-vested option to purchase up to 100,000 shares of our common stock to our non-executive Chairman, Jess Ravich.

        Our interest and other income for Fiscal 2011 was $13,000 as compared to $24,000 for Fiscal 2010. The decrease in interest income in Fiscal 2011 is due to the lower average cash balances during Fiscal 2011 as compared to Fiscal 2010, and also lower interest rates. We had no interest expense in Fiscal 2011 or Fiscal 2010.

        For Fiscal 2011, we recorded a tax provision of $5.2 million, compared to $7.8 million for Fiscal 2010. Our effective tax rate was 40.2% for Fiscal 2011 and 38.3% for Fiscal 2010.

        Our net income for Fiscal 2011 was $7.7 million, or $0.87 per diluted share, as compared to a net income of $12.6 million or $1.43 per diluted share for Fiscal 2010. We attribute this reduction primarily to weak consumer spending throughout the year and to one-time lump sum severance payment associated with the departure of our former Executive Chairman, Robert Margolis, of $2.26 million.

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

        Our international licensing revenues were $16.5 million in Fiscal 2010 compared to $19.2 million in Fiscal 2009. Revenue from Tesco (U.K., Ireland, Poland, Czech Republic, Slovakia, Hungary and Turkey) totaled $12.0 million in Fiscal 2010 as compared to $15.2 million in Fiscal 2009. Tesco UK contributed $7.6 million in Fiscal 2010 and $10.5 million in Fiscal 2009, representing 23.2% and 29.1%, respectively, of our total revenues. The overall decrease in revenues from Tesco was primarily due to the 28% decline in royalties from Tesco UK from Fiscal 2009 to Fiscal 2010. The decline in Tesco UK royalties was due to a decrease of 27.2% of retail sales from Fiscal 2009 to Fiscal 2010 and the strengthening of the dollar during Fiscal 2010, which accounted for a decline of approximately 16% in sales and royalties during Fiscal 2010 as compared to Fiscal 2009. Additionally, the other Tesco territories (with the exception of Ireland) all exhibited decreases in retail sales and royalties during Fiscal 2010 as compared to Fiscal 2009. Revenues from Zellers totaled $1.4 million in Fiscal 2010 as compared to $1.5 million in Fiscal 2009, primarily due to a reduction in the men's and women's Cherokee product offerings. Other international royalty revenues in Fiscal 2010 increased to $3.0 million from $2.5 million in Fiscal 2009, representing a 20% gain. This total includes licensees for Mexico, South Africa, Peru, Israel, Brazil, Chile, India, Spain and other territories.

        During Fiscal 2010, we received brand representation royalties of $1.9 million, as compared to $0.67 million in brand representation royalties that we received in Fiscal 2009.

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

        Selling, general and administrative expenses including amortization of trademarks for Fiscal 2010 were $12.2 million, or 37.5% of revenues, compared to $13.3 million, or 36.8% of revenues, for Fiscal 2009, a decrease of $1.1 million. Selling, general and administrative expenses in Fiscal 2010 differed from that of Fiscal 2009 in certain areas as follows: (i) in Fiscal 2010, certain payroll related expenses were lower than that incurred in Fiscal 2009, including accrued bonus expenses, which for both years reflect only the bonus for our former CEO as contractually obligated under the terms of our former management agreement with Mr. Margolis; (ii) in Fiscal 2010, travel and entertainment expenses were lower than incurred in Fiscal 2009; and (iii) total marketing expenses were $1.0 million in Fiscal 2009 as compared to $0.8 million in Fiscal 2010. The majority of the marketing expenses are paid by us to certain of our largest licensees to help them build our Cherokee brand in their respective territories. Also, in compliance with ASC 718, during Fiscal 2009, we recognized $0.45 million of expense associated with stock option compensation, as compared to $0.34 million for Fiscal 2010. The amount of bonus expense in Fiscal 2010 is lower than that for Fiscal 2009 due to the lower amount of EBITDA for Fiscal 2010 as a result of lower revenues.

        Our interest and other income for Fiscal 2010 was $24,000 as compared to $168,000 for Fiscal 2009. The decrease in interest income in Fiscal 2010 is due to the lower average cash balances during Fiscal 2010 as compared to Fiscal 2009. We had no interest expense in Fiscal 2010 and Fiscal 2009.

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

Liquidity and Capital Resources

        Cash Flows.    On January 29, 2011, we had cash and cash equivalents of $9.6 million. On January 30, 2010, we had cash and cash equivalents of $9.4 million. The increase in cash and cash equivalents of $0.2 million during Fiscal 2011 was primarily attributable to the payment of $13.5 million in dividends as compared to our payment of $17.6 million in dividends in Fiscal 2010.

        During Fiscal 2011, cash provided by operations was $12.5 million, compared to $13.7 million in Fiscal 2010. The primary differences in cash provided by operations include: (i) an increase in accounts payable of $0.9 million in Fiscal 2011 as compared to an increase of $0.1 million in Fiscal 2010; (ii) a decrease in accounts receivable of $0.3 million in Fiscal 2011 as compared to an increase of $1.5 million in Fiscal 2010; (iii) an increase in accrued compensation of $1.8 million in Fiscal 2011 as compared to a decrease of $0.4 million in Fiscal 2010; and (iv) an increase in stock based compensation expense of $1.8 million in Fiscal 2011 as compared to an increase of $0.3 million in Fiscal 2010. Also, our deferred tax assets increased by $1.2 million in Fiscal 2011 as compared to an decrease of $0.3 million in Fiscal 2010.

        During Fiscal 2011, cash used by investing activities was $0.38 million as compared to Fiscal 2010, in which cash used by investing activities was $0.35 million. In Fiscal 2011, we did not make any trademark purchases, and the net cash used in investing activities was comprised of $63,000 for purchase of property and equipment and $0.32 million for trademark registration fees and renewal costs. In Fiscal 2010, we did not make any trademark purchases, and the net cash used in investing activities was comprised of $51,000 for purchase of property and equipment and $0.29 million for trademark registration fees and renewal costs.

        During Fiscal 2011, cash used in financing activities was $12.0 million, as compared to $17.6 million in Fiscal 2010. During Fiscal 2011, the Board of Directors declared and paid a total of $13.5 million in dividends, as compared to $17.6 million in dividends paid in Fiscal 2010. We entered into an irrevocable commitment to repurchase 400,000 shares of common stock in Fiscal 2011 for $7.26 million. In August 2010, we received $1.5 million in cash related to the purchase of 81,967 shares of our common stock by our Chief Executive Officer. We did not repurchase nor retire any shares of common stock in Fiscal 2010.

        Pursuant to the Company's Loan Documents with the Bank, the Company has borrowed a total of $10 million in principal. The Loan Documents provide for the repayment of the Loan in equal monthly installments of $277,778 plus interest over the next three years following February 16, 2011, with the balance due at maturity, and with interest on the Loan calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $3,000,000 or in excess of $6,000,000 in the aggregate while the Loan is outstanding. The Loan Agreement also imposes the following financial covenants, as specifically defined therein, including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00 to be calculated quarterly on a trailing twelve month basis and (ii) a minimum tangible net worth of at least $1,200,000 for Cherokee's quarterly period ending April 30, 2011, measured quarterly, and increasing each quarterly period thereafter by 25% of Cherokee's quarterly net profit. Further, as collateral for the Loan, we granted a security interest in favor of the Bank in all of Cherokee's assets, and the Loan is guaranteed by Cherokee's wholly owned subsidiary, Spell C. LLC. In the event of a default under the Loan Agreement, the Bank has the right to terminate its obligations under the Loan Agreement, accelerate the payment on any unpaid balance of the Loan and exercise its other rights under the Loan Documents, including foreclosing on our assets under the security agreement.

        Uses of Liquidity.    Our cash requirements through the end of Fiscal 2012 are primarily to fund operations, working capital, make payments on our term loan with U.S. Bank and at our discretion repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures.

        We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

        The following table provides information related to our contractual cash obligations under various financial and commercial agreements at January 29, 2011:

	Payments Due by Period(a)
Contractual Obligations	Less than 1 year		1-3 years		4-5 years	After 5 years	Total
Operating Leases(b)	$150,000		$225,000		—	—	$375,000
Short-Term Promissory Notes	7,260,000	(c)	—		—	—	7,260,000	(c)
Other Long-Term Obligations	4,108,000	(d)	—	(d)	—	—	4,108,000	(d)

Total Contractual Cash Obligations	$11,518,000		$225,000		—	—	$11,743,000

(a)
For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captions "Less than 1 year" starts January 30, 2011 and ends January 28, 2012.

(b)
Represents future minimum non-cancelable lease payments with respect to the lease of our office facility in Van Nuys, California. The lease is set to expire on July 31, 2013. There is one more additional 3-year option to extend this lease.

(c)
Under the terms of the Separation Agreement, we agreed to repurchase 400,000 shares of our common stock from Mr. Margolis or his affiliates at a per share price of $18.15, or $7,260,000 in total (the "Repurchase"). We consummated the Repurchase on February 7, 2011, and issued promissory notes (the "Promissory Notes") to affiliates of Mr. Margolis as consideration for the Repurchase. Under the terms of the Promissory Notes, Cherokee promised to pay the principal sum of $7.26 million plus 3% interest for the repurchase of 400,000 shares of common stock at $18.15, no later than the six month anniversary of the date of the Promissory Notes (August 7, 2011). The Promissory Notes were repaid in full on February 17, 2011 (See Financial Statement Note 9—Subsequent Events).

(d)
Under the terms of the Separation Agreement, Cherokee agreed to pay Mr. Margolis an amount equal to the annual performance bonus calculated and paid in accordance with the Management

  Agreement. The Management Agreement provides that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to (x) 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus (y) 15% of our EBITDA for such fiscal year in excess of $10.0 million. As a result, for Fiscal 2011, we accrued a bonus of approximately $1.8 million for Mr. Margolis, which is payable within 60 days of our fiscal year end and is reflected in the table above. Mr. Margolis' bonus was paid in early April 2011 and no further payments will be due under this agreement.

  Additionally, pursuant to the Separation Agreement, Cherokee agreed to pay Mr. Margolis a one time severance payment of $2.26 million. As a result, for Fiscal 2011, we accrued a severance payment of $2.26 million which was paid in February 2011.

        During Fiscal 2011, we announced and paid dividends of $1.34 per share. Since December 2003, we have paid a cash dividend to our stockholders for each quarter. However, the payment of any future dividends will be at the discretion of our Board and will be dependant upon our financial conditions, results of operations, capital requirements and other factors deemed relevant by our Board of Directors. Our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant. On January 28, 2011, our Board of Directors approved a $0.20 per common share dividend which was paid on March 15, 2011 to stockholders of record as of March 1, 2011. Should our future dividend payments exceed our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments in order to align our dividend payments with the cash flow generated from our operations. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

        Sources of Liquidity.    Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments though the end of Fiscal 2012. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled "Risk Factors" in Item 1A of this Form 10-K and under the caption title "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Item 7.

        As of January 29, 2011, we did not have any credit facilities or lines of credit and we are not the guarantor of any other material third-party obligations. As of January 29, 2011, we had payment and irrevocable repurchase obligations to our former Executive Chairman described above under the heading "Separation of our Former Executive Chairman".

        If our revenues and cash flows during Fiscal 2012 are lower than Fiscal 2011, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If our revenues and cash flows during Fiscal 2012 are materially lower than Fiscal 2011, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Inflation and Changing Prices

        The benign rate of inflation over the past several years has not had a significant effect on our revenues and profits. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that short term future inflation will have a material impact, positive or negative, on future financial results.

Recent Accounting Pronouncements

        In the third quarter of Fiscal 2009, the Company adopted the Codification, which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates ("ASUs"). ASUs will serve to update the Codification, provide background information about the guidance and provide the bases for conclusions on change(s) in the Codification. The Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on our consolidated financial statements. However, references to specific accounting standards in the notes to our condensed consolidated financial statements have been changed to refer to the appropriate section of the Codification.

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

  Seasonality

        Given our contractual royalty rate reductions with our licensees, as certain sales volume thresholds are achieved by our licensees in any given fiscal year, historically our first quarter has been our highest revenue and profitability quarter; our second quarter has been our next highest quarter; and our third and fourth quarters have been our lowest quarters. However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees. In Fiscal 2011, royalty revenues during the Third Quarter benefited from slightly higher royalty rates applied under our contracts because the cumulative retail sales did not achieve the applicable threshold for reduced royalty rates in the Third Quarter, as compared to the comparable period in the prior fiscal year.

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

        Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For Fiscal 2011, revenues from international licensing activities comprised 46.7% of our consolidated revenues. For Fiscal 2011, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $1.4 million, which represents 4.7% of our total revenues reported for Fiscal 2011. Such change is not considered to represent a material effect on our results of operations or cash flow.

        Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, the past weakening of the U.S. dollar has benefited us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar has not benefited us. In the future, should the dollar strengthen against such foreign currencies, the total royalty revenues reported by us from such licensees would reflect such changes in the currency exchange rates. Accordingly, a strengthening dollar, compared to current exchange rates, would likely result in lower reported royalty revenues than otherwise would be reported as a result of such unfavorable exchange rate movements.

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

We have audited the accompanying consolidated balance sheets of Cherokee Inc. ("the Company") as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 29, 2011. We also have audited the Company's internal control over financial reporting as of January 29, 2011 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cherokee Inc., as of January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cherokee Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

/s/ MOSS ADAMS LLP

Los Angeles, California
April 14, 2011

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	January 29, 2011	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$9,587,000	$9,419,000
Receivables	6,644,000	6,939,000
Income taxes receivable	1,378,000	1,271,000
Prepaid expenses and other current assets	94,000	101,000
Deferred tax asset	1,240,000	740,000

Total current assets	18,943,000	18,470,000
Deferred tax asset	1,344,000	630,000
Property and equipment, net	173,000	185,000
Trademarks, net	6,709,000	7,866,000
Other assets	14,000	14,000

Total assets	$27,183,000	$27,165,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,867,000	$967,000
Accrued compensation payable	4,314,000	2,536,000
Income taxes payable	1,010,000	1,260,000
Accrued dividends	1,699,000	3,349,000
Promissory note	7,260,000	—

Total current liabilities	16,150,000	8,112,000

Total liabilities	16,150,000	8,112,000
Commitments and Contingencies (Note 6)
Stockholders' Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,896,154 issued and 8,496,154 outstanding at January 29, 2011 and 8,814,187 shares issued and outstanding at January 30, 2010	177,000	176,000
Additional paid-in capital	18,517,000	15,187,000
Retained earnings (deficit)	(401,000)	3,690,000
Less: Treasury stock, common: 400,000 shares	(7,260,000)	—

Total stockholders' equity	11,033,000	19,053,000

Total liabilities and stockholders' equity	$27,183,000	$27,165,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Royalty revenues	$30,777,000	$32,570,000	$36,222,000
Selling, general and administrative expenses	16,397,000	10,771,000	11,918,000
Amortization of trademarks	1,474,000	1,441,000	1,408,000

Operating income	12,906,000	20,358,000	22,896,000
Interest and other income	13,000	24,000	168,000

Total other income	13,000	24,000	168,000

Income before income taxes	12,919,000	20,382,000	23,064,000
Income tax provision	5,200,000	7,811,000	8,718,000

Net income	$7,719,000	$12,571,000	$14,346,000

Basic earnings per share	$0.87	$1.43	$1.62

Diluted earnings per share	$0.87	$1.43	$1.61

Weighted average shares outstanding:
Basic	8,835,809	8,814,187	8,882,854
Diluted	8,874,224	8,814,187	8,886,592

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
				Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Par Value	Treasury Stock			Total
Balance at February 2, 2008	8,913,902	$178,000		$16,092,000	$13,308,000	$29,578,000
Stock-based compensation				451,000		451,000
Net tax benefit of stock options exercised (cancelled)				76,000		76,000
Exercise of stock options	10,001	—		231,000		231,000
Purchase and retirement of common stock	(109,716)	(2,000)		(1,975,000)		(1,977,000)
Accrued and paid dividends					(19,965,000)	(19,965,000)
Net income					14,346,000	14,346,000

Balance at January 31, 2009	8,814,187	$176,000		$14,875,000	$7,689,000	$22,740,000
Stock-based compensation				344,000		344,000
Net tax benefit of stock options exercised (cancelled)				(32,000)		(32,000)
Accrued and paid dividends					(16,570,000)	(16,570,000)
Net income					12,571,000	12,571,000

Balance at January 30, 2010	8,814,187	$176,000		$15,187,000	$3,690,000	$19,053,000
Stock-based compensation				1,831,000		1,831,000
Stock Issuance	81,967	1,000		1,499,000		1,500,000
Stock Repurchase	(400,000)		(7,260,000)			(7,260,000)
Accrued and paid dividends					(11,810,000)	(11,810,000)
Net income					7,719,000	7,719,000

Balance at January 29, 2011	8,496,154	177,000	(7,260,000)	18,517,000	(401,000)	11,033,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Operating activities:
Net income	$7,719,000	$12,571,000	$14,346,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,000	76,000	53,000
Amortization of trademarks	1,474,000	1,441,000	1,408,000
Deferred income taxes	(1,215,000)	319,000	416,000
Stock-based compensation	1,831,000	344,000	451,000
Net tax benefit of stock options exercised (cancelled)	—	(32,000)	(148,000)
Changes in current assets and liabilities:
Receivables	295,000	(1,464,000)	1,888,000
Prepaids and other current assets	7,000	(26,0000)	(3,000)
Income taxes receivable	(107,000)	338,000	(544,000)
Accounts payable	900,000	13,000	137,000
Accrued compensation	1,778,000	(366,000)	(1,042,000)
Income taxes payable and other accrued liabilities	(247,000)	526,000	(1,001,000)

Net cash provided by operating activities	12,510,000	13,740,000	15,961,000

Investing activities:
Purchases of trademarks, including registration and renewal cost	(319,000)	(294,000)	(344,000)
Purchase of property and equipment	(63,000)	(51,000)	(79,000)

Net cash used in investing activities	(382,000)	(345,000)	(423,000)

Financing activities:
Proceeds from exercise of stock options	—	—	231,000
Proceeds from issuance of shares	1,500,000	—	—
Excess tax benefit from share-based payment arrangements	—	—	148,000
Purchase and Retirement of Common Stock	—	—	(1,977,000)
Dividends	(13,460,000)	(17,628,000)	(22,243,000)

Net cash used in financing activities	(11,960,000)	(17,628,000)	(23,841,000)

Increase (Decrease) in cash and cash equivalents	168,000	(4,233,000)	(8,303,000)
Cash and cash equivalents at beginning of period	9,419,000	13,652,000	21,955,000

Cash and cash equivalents at end of period	$9,587,000	$9,419,000	$13,652,000

Cash paid during period for:
Income taxes	$5,924,000	$5,999,000	$9,571,000
Declaration of dividends	$1,699,000	$3,349,000	$4,407,000
Non-cash Financing Activities:
Repurchase of common stock	$7,260,000	$—	$—

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

  Company Year End

        Our fiscal year comprises a 52 or 53 week period ending on the Saturday nearest to January 31. Our fiscal years ended January 29, 2011 ("Fiscal 2011"), January 30, 2010 ("Fiscal 2010) and January 31, 2009 ("Fiscal 2009") represent 52 week periods.

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

        As a result, our royalty revenues from our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue we recognize in any quarter is dependent not only on the retail sales of branded products in such quarter but also the royalty rate in effect after considering the cumulative level of retail sales. Historically, this

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement.

  Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts and the resulting gains or losses are included in current operations. Depreciation is provided on a straight line basis over the estimated useful life of the related asset. Computers and related equipment are depreciated over two years. Building improvements are depreciated over five years, or in some cases, longer, depending upon the specific improvements and the estimated life of the lease. Depreciation expense was $75,000, $76,000, and $53,000 for Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

  Trademarks

        We hold various trademarks including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line, All That Jazz®, and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We also hold trademark applications for Cherokee, Sideout, Sideout Sport, Carole Little, Chorus Line, Saint Tropez-West, All That Jazz, and others in numerous countries. We intend to renew these registrations as appropriate prior to expiration. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally.

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

        (ASC 740) clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

  Concentrations of Credit Risk

        Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year end January 29, 2011 and January 30, 2010, our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer, Target Corporation ("Target"), accounted for approximately 49%, 42% and 41%, respectively, of our trade receivables at January 29, 2011, January 30, 2010 and January 31, 2009 and approximately 42%, 41% and 42%, respectively, of our revenues during Fiscal 2011, Fiscal 2010 and Fiscal 2009. Another customer, Tesco Stores Limited ("Tesco"), accounted for approximately 21%, 39% and 45% of our trade receivables at January 29, 2011, January 30, 2010 and January 31, 2009, and approximately 27%, 37% and 42%, respectively, of our revenues during Fiscal 2011, Fiscal 2010 and Fiscal 2009. Our international revenues represent approximately 47%, 51% and 53%, respectively, of our total revenues during Fiscal 2011, Fiscal 2010, and Fiscal 2009.

  Significant Contracts

        In 1997, we entered into an agreement with Target that grants Target the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. The current terms of our relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. The term of the Restated Target Agreement continues through January 31, 2013. However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the Restated Target Agreement during February of the calendar year prior to termination. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Royalty revenues from Target totaled $13.0 million in Fiscal 2011, $13.2 million in Fiscal 2010 and $15.2 million in Fiscal 2009.

        On August 1, 2001, we entered into a retail direct license agreement for the Cherokee brand with Tesco. Tesco was granted the exclusive right to manufacture, promote, sell and distribute a wide range of products bearing our Cherokee brand in the United Kingdom and Ireland and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. In

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2004, we granted Tesco the rights to certain other countries including South Korea, Malaysia, Thailand, Slovakia, and Hungary, and in 2005, we added the rights to Poland and the Czech Republic. In March 2006, Tesco began to sell Cherokee branded products in the Czech Republic, Poland, and Slovakia, and, in July 2006, Tesco began to sell Cherokee branded products in Hungary. In February 2007, we added the territory of China to the Tesco agreement and Turkey was added shortly thereafter. During Fiscal 2010, Tesco's rights to expand its license to include all Asian territories, including Malaysia, South Korea, Thailand, and China lapsed. The term of the Tesco agreement was recently renewed and now expires on January 31, 2014, and Tesco has several options to extend this term. Royalty revenues from Tesco totaled $8.3 million in Fiscal 2011, $12.0 million in Fiscal 2010, and $15.2 million in Fiscal 2009.

        In August 1997, we entered into a retail direct license agreement with Zellers Inc. ("Zellers"), a Canadian retailer that is a division of Hudson's Bay Company. Zellers was granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise. In Fiscal 2007, Zellers renewed their agreement for an additional five year period, beginning February 1, 2007 and continuing through January 31, 2012. Under the terms of the renewed agreement, Zellers agreed to pay us a minimum guaranteed royalty of CDN $1.5 million per year (equivalent to approximately USD $1.5 million at January 29, 2011) over the new five-year term.

        In January 2011, Target entered into an agreement with Zellers to acquire leasehold interests in approximately 220 stores for $1.83 billion, allowing Target to open its first stores in Canada beginning in 2013. Target expects to open 150 stores throughout Canada in 2013. Discussions regarding the transition of our agreement with Zellers to Target are in process. Unless and until an new agreement is reached, sales in Canada during Fiscal 2012 will be governed by the contract already in place with Zellers. Royalty revenues from Zellers totaled $2.0 million in Fiscal 2011, $1.4 million in Fiscal 2010, and $1.5 million in Fiscal 2009.

        In November 2010, we signed an exclusive international agreement with CJSC Tander ("Magnit") for the Cherokee brand in Russia. The first term of this contract continues through April 30, 2015, with an additional option to renew. We currently expect royalty revenues to begin in the fourth quarter of our fiscal year ending January 28, 2012 ("Fiscal 2012"). Magnit has indicated that it plans on producing Cherokee branded products under this agreement in the categories of ladies, men's, boys and girls.

        In January 2011, Cherokee announced an exclusive international agreement with Nishimatsuya for the Cherokee brand for Japan. This first term of this agreement is for six years through January 31, 2017, with an additional option to renew. We currently expect sales of Cherokee brand products under this agreement to begin in the fourth quarter of Fiscal 2012.

        During Fiscal 2011, we entered into several new wholesale license agreements for the Sideout brand. Royalty revenues from these new agreements were zero as sales had not occurred during Fiscal 2011. During Fiscal 2011, we did not have any United States retail direct licensing contract for the Sideout brand. On November 15, 2010, we signed a retail direct licensing agreement for the Sideout brand in Mexico with Soriana. We expect sales of Sideout branded products under this agreement to begin in the fourth quarter of Fiscal 2012.

  Fair Value of Financial Instruments

        The amount recorded for financial instruments in our consolidated financial statements approximates fair value as defined in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820").

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Stock-Based Compensation

        We currently maintain three equity-based compensation plans: (i) the Cherokee 1995 Incentive Stock Option Plan (the "1995 Plan"); (ii) the 2003 Incentive Award Plan as amended in 2006 with the adoption of the 2006 Incentive Award Plan (the "2003 Plan"); and (iii) the 2006 Incentive Award Plan (the "2006 Plan"). Each of these equity compensation plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders. Stock options issued to employees and directors are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

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

        The adoption of ASC 718, applying the modified prospective method, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions. Accordingly, prior years' amounts have not been restated. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the awards service period. Stock-based compensation expense recognized for Fiscal 2011 was $1,831,000, for Fiscal 2010 was $344,000, and for Fiscal 2009 was $451,000.

  Marketing and Advertising

        Generally, our retail direct licensees fund their own advertising programs. Our own advertising and promotional costs are immaterial and are expensed as incurred. We do provide marketing expense money to certain large licensees to help them build the Cherokee brand in their respective territories. Total marketing expenses paid during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $1.1 million, $0.8 million and $1.0 million, respectively.

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

  Comprehensive Income

        ASC Topic 220, Comprehensive Income ("ASC 220") establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For Fiscal 2011,

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2010 and Fiscal 2009, we had no comprehensive income components and accordingly, net income equals comprehensive income.

  Segment Reporting

        The provisions of ASC Topic 280, Segment Reporting ("ASC 280"), require public companies to report financial and descriptive information about their reportable operating segments. We identify reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

        We operate in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Our marketing and licensing activities extend to both brands which it owns and to brands owned by others. Our operating activities relating to both owned and represented brands are identical and are performed by a single group of marketing professionals located in a single geographic location. While our principal operations are in the United States, we also derive royalty revenues from some of our key licensees that are located in the United Kingdom and other parts of Europe. Revenues by geographic area consisted of the following:

	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009
	(in thousands)
North America (U.S., Canada and Mexico)	$19,226	$18,283	$19,546
United Kingdom	6,168	8,157	11,044
Rest of Europe	2,782	4,179	4,141
South Africa and Other	2,601	1,951	1,491

Total	$30,777	$32,570	$36,322

3.     Trademarks

        Trademarks consist of the following:

	January 29, 2011	January 30, 2010
Trademarks	$18,706,000	$18,388,000
Accumulated amortization	(11,997,000)	(10,522,000)

Total	$6,709,000	$7,866,000

        Amortization expense of trademarks was $1.5 million, $1.4 million, and $1.4 million for each of Fiscal 2011, Fiscal 2010, and Fiscal 2009. Expected amortization of trademarks for the fiscal years ending January 28, 2012, 2013, 2014, and for 2015 and thereafter is $1.5 million for each of January 28, 2012 through 2015, and $0.7 million thereafter.

        During Fiscal 2011, we did not acquire any trademarks. Trademark registration and renewal fees for Fiscal 2011 which were capitalized totaled $0.32 million, comprised of registration and renewal fees of $0.25 million for Cherokee, $39,000 for Sideout, and $29,000 for the brands (Carole Little, others) purchased in fiscal 2003. During Fiscal 2010, trademark registration and renewal fees which were capitalized totaled $0.29 million, comprised of registration and renewal fees of $0.19 million for Cherokee, $74,000 for Sideout, and $26,000 for the brands (Carole Little, others) purchased in fiscal 2003.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Income Taxes

        The income tax provision as shown in the statements of operations includes the following:

	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009
Current:
Federal	$4,354,000	$5,650,000	$6,450,000
State	1,091,000	1,056,000	1,099,000
Foreign	970,000	817,000	753,000

	6,415,000	7,523,000	8,302,000
Deferred:
Federal	(1,059,000)	295,000	415,000
State	(156,000)	(7,000)	1,000

	(1,215,000)	288,000	416,000

	$5,200,000	$7,811,000	$8,718,000

        A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009
Tax expense at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.2	4.2
Change in effective state tax rate, net of federal income tax	—	—	(0.8)
Settlement of state income taxes	—	—	(2.0)
State income tax refund, net of federal income tax	—	(2.0)	—
Nondeductible expenses	—	—	—
Other	1.0	1.1	1.4

Tax provision	40.2%	38.3%	37.8%

        A summary of deferred income tax assets is as follows:

	January 29, 2011		January 30, 2010
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Depreciation and Amortization	$—	237,000	$—	234,000
Tax effect of NOL carryovers	—	—	273,000	—
Other	—	137,000	—	—
State income taxes	382,000	—	467,000	—
Compensation	858,000	970,000	—	396,000

Total deferred tax assets	$1,240,000	1,344,000	$740,000	630,000

        Foreign taxes include withholding required on royalty payments from foreign jurisdictions. Deferred tax assets primarily relate to relate to state tax benefits, deferred compensation, and stock

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

option compensation. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

        In 1994, we filed a prepackaged plan of reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. As a result of the plan, an ownership change occurred and the annual limitation of pre-reorganization net operating loss carryforwards ("NOLs") and built-in losses (i.e. the tax bases of assets exceeded their fair market value at the date of the ownership change) has been substantially limited under Internal Revenue Code ("IRC") Section 382. The annual limitation amount, computed pursuant to IRC Section 382(1)(6), is approximately $0.78 million. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount. Management fully utilized the Section 382 NOL of $0.78 million during the fiscal year ended January 29, 2011. At January 29, 2011, there was no Section 382 NOL available to carry-forward to the following year.

        The amount of unrecognized tax benefits was approximately $1.1 million and $0.8 million, respectively, at January 29, 2011 and January 30, 2010. At January 29, 2011, we had $0.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The decrease in our uncertain tax benefits was due to an audit assessment settlement. The increase in our unrecognized tax benefits was due to unasserted items. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in Thousands)
Balance at January 31, 2009	$500
Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years	350
Reductions for tax positions as a result of:
Settlements	(50)
Lapse of Limitations	—

Balance at January 30, 2010	$800
Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years	400
Reductions for tax positions as a result of:
Settlements	(100)
Lapse of Limitations	—

Balance at January 29, 2011	$1,100

        It is reasonably expected that $1.0 million of the $1.1 million of unrecognized tax benefits will settle in the next twelve months. We do not expect this change to have a significant impact on the results of operations or the financial position of the Company.

        In accordance with the adoption of ASC 740, we continue to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. As of January 30, 2010 and January 29, 2011, we have accrued $66,000 and $110,000, respectively, of interest relating to unrecognized tax benefits. These amounts are included in income taxes payable on our balance sheet.

        We file U.S. federal and state tax returns. For the federal tax returns, we are generally no longer subject to tax examinations for years prior to Fiscal 2010, due to the recent completion of various

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Internal Revenue Service ("IRS") audits of past years. Our Fiscal 2010 federal tax return is currently under examination. With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2004.

5.     Earnings Per Share

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for each of the past three years:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended January 29, 2011:
Basic earnings per share	$7,719,000	8,835,089	$0.87
Effect of dilutive securities—stock options	—	39,135	—

Dilutive earnings per share	$7,719,000	8,874,224	$0.87

For the year ended January 30, 2010:
Basic earnings per share	$12,571,000	8,814,187	$1.43
Effect of dilutive securities—stock options	—	—	—

Dilutive earnings per share	$12,571,000	8,814,187	$1.43

For the year ended January 31, 2009:
Basic earnings per share	$14,346,000	8,882,854	$1.62
Effect of dilutive securities—stock options	—	3,738	(0.01)

Dilutive earnings per share	$14,346,000	8,886,592	$1. 61

        The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 152,444, 162,444 and 197,299 of anti-dilutive shares for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

6.     Commitments and Contingencies

  Leases

        We lease our current facility under an operating lease expiring on July 31, 2013. We also have one three-year option to extend this lease for a total of 3 more years, to July 31, 2016. The future minimum non-cancelable lease payments are as follows:

Operating Leases
Fiscal 2012	$150,000
Fiscal 2013	150,000
Fiscal 2014	75,000
Fiscal 2015	—

Total future minimum lease payments	$375,000

        Total rent expense was $150,000 for each of Fiscal 2011, Fiscal 2010, and Fiscal 2009.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Promissory Notes

        Under the terms of our Separation Agreement with our former Executive Chairman, on January 28, 2011 we irrevocably agreed to repurchase 400,000 shares of our common stock from Mr. Margolis or his affiliates at a per share price of $18.15, or $7,260,000 in total (the "Repurchase"). We consummated the Repurchase on February 7, 2011, and issued promissory notes (the "Promissory Notes") to affiliates of Mr. Margolis as consideration for the Repurchase.

  Indemnities and Guarantees

        During the normal course of business, we make certain contractual guarantees and indemnities pursuant to which we may be required to make future payments under specific circumstances. We have recorded a liability for the indemnity of approximately $60,000 in the accompanying consolidated financial statements.

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

  Separation Agreement

        We have entered into a separation agreement with our former Executive Chairman as described below in Note 7 (Related Party Transactions).

7.     Related Party Transactions

  Employment Agreement with our Chief Executive Officer

        On August 26, 2010, we entered into an Employment Agreement ("Employment Agreement"), with our Chief Executive Officer, Henry Stupp, which was subsequently amended pursuant to the Amendment to Employment Agreement, dated January 28, 2011 and further amended on April 13, 2011 ("Employment Amendment"). Pursuant to the Employment Agreement, Mr. Stupp purchased 81,967 shares of our common stock at a per share price of $18.30 (which was equal to the closing price of Cherokee's common stock on such date), for aggregate proceeds of $1,500,000 (the "Shares"). The sale of the shares was made pursuant to the exemption from registration provided by Section 4(2) of the Act, including pursuant to Rule 506 thereunder (as Mr. Stupp is an "accredited investor" under Rule 506 and the sale was made without any form of general solicitation and with full access to any information requested by Mr. Stupp regarding Cherokee or its common stock). Pursuant to the Employment Amendment, Mr. Stupp agreed to purchase, and Cherokee agreed to sell, in two installments to occur on or before July 31, 2011 and on or before January 31, 2012, that number of additional shares of Cherokee's common stock equal to $400,000, divided by the closing sale price of Cherokee's common stock on the date of such purchase and sale, for aggregate additional investment proceeds of $800,000 by Mr. Stupp (such additional shares, the "Subsequent Shares").

        Pursuant to the terms of the Employment Agreement, Mr. Stupp is to receive a base salary equal to $375,000 per year. In addition, beginning for Cherokee's fiscal year ending January 31, 2012, and for

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

each subsequent fiscal year during the term of the Employment Agreement, Mr. Stupp shall be entitled to receive a performance bonus (the "Performance Bonus") equal to five percent of Cherokee's pre-tax income during such fiscal year in excess of a threshold amount of $20,000,000, subject to a maximum of $650,000 per fiscal year. Mr. Stupp's services as our Chief Executive Officer are at will. The Employment Agreement expires as of January 31, 2014, unless earlier terminated by Cherokee or by Mr. Stupp or extended by mutual agreement. Pursuant to the Employment Agreement, Cherokee has agreed to certain indemnification obligations to Mr. Stupp related to his service to Cherokee in his capacity as an officer or director of Cherokee.

        Pursuant to the Employment Agreement, in the event that Mr. Stupp's employment is terminated by Cherokee without cause during the first twelve months of his service as our Chief Executive Officer, Mr. Stupp will be paid an amount equal to $175,000. The Employment Agreement also provides that Mr. Stupp will be paid an amount equal to $300,000 in the event that Cherokee terminates Mr. Stupp's employment without cause within three months prior to or twelve months following a change in control of Cherokee that occurs on or before August 26, 2011. Pursuant to the Employment Agreement, if Mr. Stupp's employment is terminated by Cherokee without cause at any time after the first twelve months of his service as our Chief Executive Officer, then he shall be paid an amount equal to twelve months of his then-current base salary, which currently equals $375,000.

        Pursuant to the Employment Agreement, Cherokee filed with the SEC a registration statement to effect the registration for resale of the shares purchased by Mr. Stupp pursuant to the Employment Agreement and the shares of Common Stock that may be acquired upon exercise of the Option (as described below).

        In connection with Mr. Stupp's appointment, on August 26, 2010, we granted Mr. Stupp an option to purchase up to 300,000 shares of our common stock (the "Option") pursuant to a Stock Option Agreement (the "Stock Option Agreement") as an inducement grant outside of Cherokee's 2006 Incentive Award Plan (the "2006 Plan"). The Stock Option Agreement was entered into as an inducement material for Mr. Stupp to enter into employment with Cherokee. While the grant of the Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan. The Option has an exercise price of $18.30 per share, which was the closing price of Cherokee's common stock on the Nasdaq Global Select Market on the date of grant. The Option vests in five equal annual installments beginning on January 31, 2012, and vesting in four additional increments on each yearly anniversary thereafter. In addition, in the event of a change in control of Cherokee, an additional twenty percent of the total shares subject to the Option shall vest. The Option has a term of six years and will be forfeited if not exercised before the expiration of the term. The Option is not transferable and is not exercisable by anyone other than Mr. Stupp during Mr. Stupp's lifetime. In addition, in the event that Mr. Stupp does not comply with his obligation under the Employment Agreement to purchase the Subsequent Shares, then up to 150,000 shares subject to the Option shall instead be forfeited in installments of 75,000 in the event that the investments in the Subsequent Shares by Mr. Stupp pursuant to the Employment Agreement do not occur on or before July 31, 2011 and January 31, 2012, respectively, and the vesting schedule will be proportionally adjusted. If Mr. Stupp's service to Cherokee is terminated for any reason, the Option shall cease vesting upon such termination.

  Separation of our Former Executive Chairman

        On January 28, 2011, Robert Margolis resigned his positions as Executive Chairman and as a director of Cherokee. In connection with such resignation, Cherokee's Board of Directors (the "Board") appointed Jess Ravich, an independent director of Cherokee, as the non-executive Chairman

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Board. In connection with Mr. Margolis' resignation from Cherokee, Mr. Margolis and Cherokee entered into a Separation Agreement and General Release of all Claims (the "Separation Agreement"), dated January 28, 2011.

Pursuant to the Separation Agreement:

  (i)
  Prior to year end, Cherokee entered into an irrevocable commitment to repurchase 400,000 shares of common stock from Mr. Margolis' affiliates. In February 2011, we repurchased 400,000 shares of common stock from Mr. Margolis' affiliates at a per share price of $18.15, or $7.26 million in total.

  (ii)
  In February 2011, Cherokee paid Mr. Margolis a one-time lump sum payment of an aggregate of $2.26 million, which equates to the base salary and performance bonus Mr. Margolis would have been entitled to pursuant our former management agreement regarding Mr. Margolis' services to Cherokee (the "Management Agreement") had he served as Executive Chairman of Cherokee through January 31, 2012.

  (iii)
  In early April 2011, Mr. Margolis was paid his final annual performance bonus of approximately $1.8 million for Fiscal 2011 in accordance with the Management Agreement.

  (iv)
  The vesting on Mr. Margolis' outstanding option to purchase up to 100,000 shares of Cherokee's Common Stock was accelerated.

  (v)
  The Management Agreement was terminated.

        The Separation Agreement contains a general and mutual release of claims and covenant not to sue between Cherokee and Mr. Margolis and a mutual non-disparagement covenant, as well as a two year non-solicitation covenant of Mr. Margolis relating to Cherokee's employees. The terms and conditions of the Separation Agreement were approved by a special committee of Cherokee's Board of Directors, comprised of Cherokee's independent directors.

        The Management Agreement provided that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million. For Fiscal 2011, Fiscal 2010 and Fiscal 2009, Mr. Margolis' base compensation and bonuses were $2.6 million, $3.3 million, and $3.7 million, respectively. As of January 29, 2011 and January 30, 2010, our accrued liabilities include a bonus payable of approximately $1.8 million and $2.5 million, respectively, for Mr. Margolis.

  Finders Fee Agreement

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payments made to the director under the Contingent Finders Fee Agreement if royalties are actually received by the Company in years 6 through 10. The director has not earned or received any payments or other compensation and will not receive any payments under the Contingent Finders Fee Agreement during the first five years of the agreement.

8.     Capitalization

  Preferred Stock

        We are authorized to issue up to 1,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of January 29, 2011 and January 30, 2010, no shares of preferred stock were outstanding.

  Common Stock

        On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares or of our then outstanding common stock. Pursuant to this directive, and prior to certain repurchases of our common stock that were effected in Fiscal 2009 and as described below, and excluding the 400,000 shares we repurchased pursuant to the Separation Agreement, we have used cash of $5.5 million to repurchase and retire 607,800 shares of our common stock with the last repurchase occurring in our fiscal year ended February 1, 2003. Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2012 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock. During Fiscal 2009, we spent $2.0 million to repurchase and retire a total of 109,716 shares at an average price of $17.99 per share. During Fiscal 2010, we did not repurchase any shares of our common stock. During Fiscal 2011, we irrevocably committed to repurchase 400,000 shares of common stock from our former Executive Chairman or his affiliates pursuant to the Separation Agreement at a price per share of $18.15, or $7.26 million. On February 7, 2011, we consummated the repurchase pursuant to the Separation Agreement.

  Dividends

        Cherokee has made a quarterly dividend payment to stockholders during each quarter of Fiscal 2011, Fiscal 2010 and Fiscal 2009. On January 28, 2011, our Board of Directors approved a dividend of $0.20 per share, or $1.7 million, which was paid on March 15, 2011. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        2003 Plan—The 2003 Plan was approved at the June 2003 Annual Meeting of Stockholders and amended in 2006 with the adoption of the 2006 Plan by the Company's Stockholders at the June 2006 Annual Meeting of Stockholders. Under the 2003 Plan, the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares which may be subject to granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000. The principal purposes of the 2003 Plan is to provide additional incentive for our directors, employees and consultants to further our growth development and financial success and to enable us to obtain and retain their services. The Compensation Committee of the Board or another committee thereof (the "Committee") administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors administers the 2003 Plan with respect to grants to independent directors. Under the 2003 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The vesting period and term for options granted under the 2003 Plan is set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options. During Fiscal 2011, we granted 113,666 options under the 2003 Plan. During Fiscal 2010 and Fiscal 2009, we did not grant any options under the 2003 Plan. As of January 29, 2011, there were 2,291 shares available for option grants under the 2003 Plan as a result of various forfeitures, cancellations or expirations of previously granted stock options. In the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future until the 2003 Plan expires on April 28, 2016.

        2006 Plan—The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders and amended at the June 2010 Annual Meeting of Stockholders, under which the Company is authorized to grant up to 750,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares that may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000. The principal purposes of the 2006 Plan are to provide an additional incentive for our directors, employees and consultants and its subsidiaries to further our growth development and financial success and to enable us to obtain and retain their services. The Committee administers the 2006 Plan with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors. Under the 2006 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options. During Fiscal 2011, Fiscal 2010 and Fiscal 2009, we granted options under the 2006 Plan to purchase 153,334, zero and 105,000, respectively, of shares of common stock. As of January 29, 2011, there were 377,834 shares available for option grants under the 2006 Plan as a result of various forfeitures, cancellations or expirations of previously granted stock options. In the event that any outstanding option granted under

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the 2006 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

        Following the approval by Cherokee's stockholders, on June 4, 2010, we issued to Robert Margolis, our former Executive Chairman, a non-qualified stock option to purchase 100,000 shares of our Common Stock (the "Margolis Option") at an exercise price of $18.49, which was the closing price of our Common Stock on June 4, 2010. The Margolis Option was not issued pursuant to any of Cherokee's existing equity incentive plans. Pursuant to its original terms, the Margolis Option was to vest contingent on Mr. Margolis' continued service as a member of our Board of Directors in two equal installments of 50,000, on January 31, 2011 and January 31, 2012; however, pursuant to the Separation Agreement, the vesting applicable to the Margolis Option was accelerated in full. The Margolis Option is exercisable until June 4, 2015.

        In addition, in connection with appointment of Mr. Stupp as our Chief Executive Officer, on August 26, 2010, we granted to Mr. Stupp an option to purchase up to 300,000 shares (the "Stupp Option") of Cherokee's common stock as an inducement grant outside of Cherokee's 2006 Incentive Award Plan (the "2006 Plan"). This grant of stock options was entered into as an inducement material for Mr. Stupp to enter into employment with Cherokee. While the grant of the Stupp Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan. See the description of the Stupp Option in Note 7. Related Party Transactions.

        Effective January 29, 2006, we adopted ASC 718 using the modified prospective method which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions under the original ASC 718. Stock-based compensation expense recognized under for Fiscal 2011, Fiscal 2010 and Fiscal 2009, was $1.83 million, $0.34 million, and $0.45 million, respectively.

        The estimated fair value of options granted during Fiscal 2011, Fiscal 2010 and Fiscal 2009 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
		N/A—no grants
Expected Dividend Yield	7.2%		8.8%
Expected Volatility	58.8%		32.9%
Risk-Free Interest Rate	2.1%		2.9%
Expected Life (in years)	4.8		4.5
Estimated Forfeiture Rate	3.2%		10.0%

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of activity for the Company's stock options as of and for Fiscal 2011, Fiscal 2010 and Fiscal 2009 is as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, at February 2, 2008	420,903	$37.38
Granted	105,000	$22.70
Exercised	(10.001)	$23.12
Canceled/forfeited	(161,179)	$38.29

Outstanding, at January 31, 2009	354,723	$31.83
Granted	—	—
Exercised	—	—
Canceled/forfeited	(192,279)	$37.50

Outstanding, at January 30, 2010	162,444	$24.63
Granted	817,000	$17.50
Exercised
Canceled/forfeited	(30,000)	$18.29

Outstanding, at January 29, 2011	949,444	$18.76	4.37	$511,290

Vested and Exercisable at January 29, 2011	325,775	$20.97	1.02	$—

Unvested and not exercisable at January 29, 2011	623,669	$17.61	4.99	$511,290

        The weighted average grant date fair value of options granted under the plans for Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $4.05, zero and $7.32, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on January 28, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 28, 2011 (the last trading day). This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for Fiscal 2011, Fiscal 2010 and Fiscal 2009 was zero, zero and $58,000, respectively.

        As of January 29, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,687,000, which is expected to be recognized over a weighted average period of approximately 3.45 years. The total fair value of all options which vested during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $1,581,000, $523,000 and $698,000, respectively.

9.     Subsequent Events

  Promissory Notes

        Under the terms of our Separation Agreement with our former Executive Chairman, on January 28, 2011 we agreed to repurchase 400,000 shares of our common stock from Mr. Margolis or his affiliates at a per share price of $18.15, or $7,260,000 in total (the "Repurchase"). We consummated the Repurchase on February 7, 2011, and issued promissory notes (the "Promissory Notes") to affiliates of Mr. Margolis as consideration for the Repurchase and as set forth below. Under the terms of the Promissory Notes, we promised to pay the principal sum of $7.26 million plus 3% interest for the

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchase of 400,000 shares of common stock at $18.15, no later than the six month anniversary of the date of the Promissory Notes (August 7, 2011). The Promissory Notes were repaid in full on February 17, 2011, after securing a $10 million, three-year term loan from US Bank. The term loan is discussed in more detail below.

Entity	Principle	Interest	Total
Robert Margolis Foundation	$272,250	$224	$272,474
BMAC Enterprises	2,904,000	2,387	2,906,387
Robert Margolis Living Trust	1,633,500	1,342	1,634,842
Newstar Group	2,450,250	2,014	2,452,264

Total Promissory Notes	$7,260,000	$5,967	$7,265,967

  Term Loan with U.S. Bank

        On February 16, 2011 (the "Effective Date"), Cherokee and U.S. Bank National Association (the "Bank") entered into a Term Loan Agreement (the "Loan Agreement"). Pursuant to the Loan Agreement, on the Effective Date, Cherokee borrowed $10,000,000 in principal from the Bank (the "Loan"). The Loan is evidenced by a term note in the principal amount of $10,000,000, a security agreement, a California judicial reference agreement and a continuing guaranty executed by Cherokee's wholly owned subsidiary, Spell C. LLC (collectively, with the Loan Agreement, the "Loan Documents").

        The Loan Documents provide for the repayment of the Loan in equal monthly installments of $277,778 plus interest over the next three years following the Effective Date, with the balance due at maturity, and with interest on the Loan calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $3,000,000 or in excess of $6,000,000 in the aggregate while the Loan is outstanding. The Loan Agreement also imposes the following financial covenants, as specifically defined therein, including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00 to be calculated quarterly on a trailing twelve month basis and (ii) a minimum tangible net worth of at least $1,200,000 for Cherokee's quarterly period ending April 30, 2011, measured quarterly, and increasing each quarterly period thereafter by 25% of Cherokee's quarterly net profit. Further, as collateral for the Loan, we granted a security interest in favor of the Bank in all of Cherokee's assets, and the Loan is guaranteed by Cherokee's wholly owned subsidiary, Spell C. LLC. In the event of a default under the Loan Agreement, the Bank has the right to terminate its obligations under the Loan Agreement, accelerate the payment on any unpaid balance of the Loan and exercise its other rights under the Loan Documents, including foreclosing on our assets under the security agreement.

        The proceeds from the Loan were primary used to satisfy our payment obligations to our former Executive Chairman pursuant to the Separation Agreement (see Note 7. Related Party Transactions).

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Unaudited Quarterly Results

        The following table summarizes certain unaudited financial information by quarter for Fiscal 2011 and Fiscal 2010:

	Fiscal year ended January 29, 2011
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
Net revenues	$8,238,000	$7,496,000	$7,691,000	$7,352,000
Income before income taxes	4,874,000	4,136,000	3,825,000	82,000
Net income	2,912,000	2,481,000	2,280,000	44,000
Net income per share—basic	0.33	0.28	0.26	0.00
Net income per share—diluted	0.33	0.28	0.26	0.00

	Fiscal year ended January 30, 2010
	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010
Net revenues	$8,882,000	$8,091,000	$8,041,000	$7,555,000
Income before income taxes	5,775,000	4,751,000	4,717,000	5,138,000
Net income	3,827,000	2,863,000	2,771,000	3,110,000
Net income per share—basic	0.43	0.32	0.31	0.35
Net income per share—diluted	0.43	0.32	0.31	0.35

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

        We have carried out an evaluation, as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 29, 2011.

        Management's Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that internal control over financial reporting as of January 29, 2011 is effective.

        Attestation Report of Moss Adams LLP.    Reference is made to the Report of Independent Public Accounting Firm contained in Item 8—Financial Statements and Supplementary Data.

        Changes in internal control over financial reporting.    During our most recent fiscal quarter, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        On April 13, 2011, we entered into the Second Amendment to Employment Agreement (the "Second Amendment") with Henry Stupp, our Chief Executive Officer, pursuant to which the Employment Agreement was amended to increase Mr. Stupp's base salary from $350,000 to $375,000 annually, retroactive to his start date. Due to the retroactive effectiveness of such base salary increase, we will pay to Mr. Stupp an amount of $15,096.13 in April 2011, as full payment for additional salary earned by Mr. Stupp during the period from August 26, 2010 through the date of the amendment. The Second Amendment is attached hereto as Exhibit 10.24.

 PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 29, 2011. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 29, 2011.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 29, 2011.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 29, 2011.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 29, 2011.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K.
(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	List of Exhibits.

        The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference to Exhibit 3.1 of Cherokee Inc.'s Form 10-Q dated October 28, 2000).
3.2	Amended and Restated Bylaws of Cherokee Inc. (incorporated by reference to Exhibit 3.1 of Cherokee Inc.'s Form 8-K dated December 10, 2007).
10.1	Form of Employee Option Agreement (incorporated by reference to Exhibit 10.6 of Cherokee Inc.'s Form 10-K dated February 3, 2001).
10.2	Second Revised and Restated Management Agreement dated as of November 29, 1999 between Cherokee Inc. and The Newstar Group d/b/a The Wilstar Group (incorporated by reference to Exhibit 10.9 of Cherokee Inc.'s Form 10-K dated January 29, 2000).
10.3	The 2003 Incentive Award Plan (incorporated by reference to Exhibit A of Cherokee Inc.'s Proxy Statement, Form DEF 14A, dated June 9, 2003).
10.4	The 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference to Annex A to Cherokee's Proxy Statement dated April 20, 2006 for its 2006 Annual Stockholders' meeting).
10.5	Restated Licensing Agreement effective as of February 1, 2008, by and between the Company and Target Corporation (incorporated by reference to Exhibit 10.1 of Cherokee Inc.'s Report on Form 8-K dated January 8, 2008).
10.6	First Amendment to the Second Revised and Restated Management Agreement between the Company and The Newstar Group d/b/a The Wilstar Group dated as of November 29, 1999 (incorporated by reference to Exhibit 10.1 of Cherokee Inc.'s Report on Form 8-K dated August 28, 2007).
10.7	Contingent Finders Fee Agreement, entered into on October 8, 2007, by and between the Company and Keith Hull (incorporating by reference to Exhibit 10.10 of Cherokee Inc.'s Form 10-K for the fiscal year ended February 2, 2008).

Exhibit Number	Description of Exhibit
10.8	Cover Agreement to Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco Stores Limited ("Tesco"), together with the Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco; as amended by Amendment No. 1 to License Agreement, dated as of December 22, 2003, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 2 to License Agreement, dated as of August 3, 2004, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 3 to License Agreement, dated as of July 29, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by License Memo Agreement, dated as of November 25, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Trade Mark Sub-License Agreement, dated as of February 26, 2007, by and among Cherokee, Tesco and Shanghai Kangcheng Storage Co. Limited; as amended by Amendment No. 4 to License Agreement, dated as of March 6, 2008, by and among Cherokee, Tesco and certain affiliates of Tesco (incorporating by reference to Exhibit 10.11 of Cherokee Inc's Form 10-K for the fiscal year ended February 2, 2008).
10.9	Second Amendment to the Second Revised and Restated Management Agreement, dated as of April 23, 2010, between Cherokee and The Newstar Group d/b/a The Wilstar Group dated as of November 29, 1999 and amended as of August 28, 2007 (incorporated by reference to Exhibit 10.3 to Cherokee's Report on Form 8-K, dated April 23, 2010).
10.10	Amendment No 1 to The 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of Cherokee Inc.'s Form 10-Q dated May 1, 2010).
10.11	Amendment No 1 to The 2003 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of Cherokee Inc.'s Form 10-Q dated May 1, 2010).
10.12	Stock Option Agreement, dated as of June 4, 2010, by and between the Company and Robert Margolis (incorporated by reference to Exhibit 10.3 of Cherokee Inc.'s Form 10-Q dated May 1, 2010).
10.13	Employment Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.1 of Cherokee Inc.'s Form 8-K dated August 26, 2010).
10.14	Stock Option Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.2 of Cherokee Inc.'s Form 8-K dated August 26, 2010).
10.15*	Separation Agreement, by and between Cherokee and Russell J. Riopelle, dated as of December 17, 2010.
10.16	Amendment to Employment Agreement, by and between Cherokee and Henry Stupp, dated as of January 28, 2011 (incorporated by reference to Exhibit 10.3 of Cherokee Inc.'s Form 8-K dated January 28, 2011).
10.17	Separation Agreement and Mutual Release of All Claims, dated as of January 28, 2011, by and among Cherokee, Robert Margolis and The Newstar Group d.b.a. The Wilstar Group (incorporated by reference to Exhibit 10.2 of Cherokee Inc.'s Form 8-K dated January 28, 2011).
10.18*	Stock Option Agreement, dated as of January 28, 2011, by and between Cherokee and Jess Ravich.

Exhibit Number	Description of Exhibit
10.19	Term Loan Agreement, by and between Cherokee Inc. and U.S. Bank National Association, dated as of February 16, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee Inc.'s Form 8-K dated February 16, 2011).
10.20	Term Note, by and between Cherokee Inc. and U.S. Bank National Association, dated as of February 16, 2011 (incorporated by reference to Exhibit 10.2 of Cherokee Inc.'s Form 8-K dated February 16, 2011).
10.21	Security Agreement, by and between Cherokee Inc. and U.S. Bank National Association, dated as of February 16, 2011 (incorporated by reference to Exhibit 10.3 of Cherokee Inc.'s Form 8-K dated February 16, 2011).
10.22	Continuing Guaranty, executed by Spell C. LLC in favor of U.S. Bank National Association, dated as of February 16, 2011 (incorporated by reference to Exhibit 10.4 of Cherokee Inc.'s Form 8-K dated February 16, 2011).
10.23	California Judicial Reference Agreement, by and between Cherokee Inc. and U.S. Bank National Association, dated as of February 16, 2011 (incorporated by reference to Exhibit 10.5 of Cherokee Inc.'s Form 8-K dated February 16, 2011).
10.24*	Second Amendment to Employment Agreement, by and between Cherokee Inc. and Henry Stupp, dated as of April 13, 2011.
14.1	Code of Business Conduct and Ethics adopted by Cherokee Inc. in March 2004. This Code of Business Conduct and Ethics, as applied to the Company's principal financial officers, shall be our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder (incorporated by reference to Exhibit 14.1 of Cherokee Inc.'s Form 10-K for the fiscal year ended January 31, 2004).
21.1*	Subsidiaries of Cherokee Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INC.
By	/s/ HENRY STUPP
Henry Stupp Chief Executive Officer
Date: April 14, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY STUPP Henry Stupp	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2011
/s/ MARK DISIENA Mark DiSiena	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2011
/s/ JESS RAVICH Jess Ravich	Chairman	April 14, 2011
/s/ TIM EWING Tim Ewing	Director	April 14, 2011
/s/ KEITH HULL Keith Hull	Director	April 14 2011
/s/ DAVE MULLEN Dave Mullen	Director	April 14, 2011