Form 10-Q
period 2011-04-30
CHEROKEE INC
filed 2011-06-09
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011.

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

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 9, 2011
Common Stock, $.02 par value per share	8,506,154

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	April 30, 2011	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$11,340,000	$9,587,000
Receivables	6,567,000	6,644,000
Income taxes receivable	273,000	1,378,000
Prepaid expenses and other current assets	64,000	94,000
Deferred tax asset	918,000	1,240,000
Total current assets	19,162,000	18,943,000
Deferred tax asset	1,310,000	1,344,000
Property and equipment, net	237,000	173,000
Trademarks, net	6,483,000	6,709,000
Other assets	14,000	14,000
Total assets	$27,206,000	$27,183,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,363,000	$1,867,000
Accrued compensation payable	—	4,314,000
Income taxes payable	1,885,000	1,010,000
Accrued dividends	1,700,000	1,699,000
Deferred tax liability – current	65,000	—
Promissory note	—	7,260,000
Current portion of Long term debt	3,333,000	—
Total current liabilities	8,347,000	16,150,000
Long term liabilities:
Deferred tax liability – non current	38,000	—
Long term debt	5,963,000	—
Total liabilities	14,348,000	16,150,000
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,506,154 issued and outstanding at April 30, 2011 and 8,896,154 issued and 8,496,154 outstanding at January 29, 2011	170,000	177,000
Additional paid-in capital	18,750,000	18,517,000
Retained earnings (deficit)	(6,062,000)	(401,000)
Less: Treasury Stock, Common: 400,000 shares	—	(7,260,000)
Total stockholders’ equity	12,858,000	11,033,000
Total liabilities and stockholders’ equity	$27,206,000	$27,183,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended
	April 30, 2011	May 1, 2010
Royalty revenues	$6,944,000	$8,238,000
Selling, general and administrative expenses	3,303,000	3,368,000

Operating income	3,641,000	4,870,000

Other income:
Interest expense	(66,000)	—
Investment and interest income	20,000	4,000

Total other income	(46,000)	4,000

Income before income taxes	3,595,000	4,874,000
Income tax provision (benefit)	343,000	1,962,000

Net income	$3,252,000	$2,912,000

Basic earnings per share	$0. 38	$0. 33

Diluted earnings per share	$0. 38	$0. 33

Weighted average shares outstanding
Basic	8,499,486	8,814,187

Diluted	8,521,362	8,842,710

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Treasury	Additional Paid-in	Retained
	Shares	Par Value	Stock	Capital	Earnings (Deficit)	Total
Balance at January 29, 2011	8,496,154	$177,000	(7,260,000)	$18,517,000	$(401,000)	$11,033,000
Stock-based compensation				150,000		150,000
Stock options exercised	10,000	1,000		161,000		162,000
Stock issuance				(38,000)		(38,000)
Stock retirement		(8,000)	7,260,000	(40,000)	(7,212,000)	—
Accrued and unpaid dividends					(1,701,000)	(1,701,000)
Net income					3,252,000	3,252,000

Balance at April 30, 2011	8,506,154	$170,000	—	$18,750,000	$(6,062,000)	$12,858,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	April 30, 2011	May 1, 2010
Operating activities
Net income	$3,252,000	$2,912,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,000	19,000
Amortization of trademarks	335,000	369,000
Deferred income taxes	459,000	86,000
Stock-based compensation	150,000	109,000
Changes in current assets and liabilities:
Increase (decrease) in accounts receivable	77,000	(804,000)
Decrease in prepaid expenses and other assets	30,000	22,000
Decrease (increase) in income taxes receivable	1,105,000	(2,000)
Decrease in accounts payable	(504,000)	(56,000)
Decrease in accrued compensation	(4,314,000)	(2,150,000)
Increase in income taxes payable and other accrued liabilities	837,000	929,000

Net cash provided by operating activities	1,444,000	1,434,000

Investing activities
Purchase of property and equipment	(81,000)	(11,000)
Purchase of trademarks, registration and renewal costs	(108,000)	(124,000)

Net cash used in investing activities	(189,000)	(135,000)

Financing activities
Proceeds from term loan	10,000,000	—
Payment of term loan	(704,000)	—
Proceeds from exercise of stock options	161,000	—
Repurchase & retirement of common stock	(7,260,000)	—
Dividends	(1,699,000)	(3,349,000)

Net cash provided by (used in) financing activities	498,000	(3,349,000)

Increase (decrease) in cash and cash equivalents	1,753,000	(2,050,000)
Cash and cash equivalents at beginning of period	9,587,000	9,419,000

Cash and cash equivalents at end of period	$11,340,000	$7,369,000

Cash paid during period for:
Income taxes	$94,000	$873,000

Declaration of dividends	$1,701,000	$3,349,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 30, 2011 and for the three month periods ended April 30, 2011 and May 1, 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  The accompanying consolidated balance sheet as of January 29, 2011 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month period ended April 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended April 30, 2011; the term “Fiscal 2012” refers to our fiscal year ending January 28, 2012; the term “Fiscal 2011” refers to our most recent past fiscal year ended January 29, 2011; the term “Fiscal 2010” refers to our fiscal year ended January 30, 2010.

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

As a result, our royalty revenues from retail sales of branded products by our most significant licensee, Target, are highest at the beginning of each fiscal year and decrease in each fiscal quarter as licensees reach certain retail sales thresholds contained in their respective license agreements.  Therefore, the amount of royalty revenue we recognize in any quarter is dependent not only on the retail sales of branded products in such quarter but also the royalty rate in effect after considering the cumulative level of retail sales.  Historically, this has usually caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters.  However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees.

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended April 30, 2011 and May 1, 2010:

	Three Months Ended
	April 30, 2011	May 1, 2010
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$3,252,000	$2,912,000

Denominator:
Denominator for net income per common share – weighted average Shares	8,499,486	8,814,187
Effect of dilutive securities:
Stock options	21,876	28,523

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,521,362	8,842,710

The diluted weighted average number of shares for the three month periods ended April 30, 2011 and May 1, 2010 excludes 650,333 and 160,778, respectively, shares of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive.

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

We also have other licensing agreements regarding our brands, including with:  (i) Zellers for our Cherokee brand in Canada; (ii) Nishimatsuya for our Cherokee brand in Japan; (iii) RT Mart for our Cherokee brand in China; (iv) Arvind for our Cherokee brand in India; (v) Magnit for our Cherokee brand in Russia; (vi) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries; and (vii) a number of other international license agreements for our Cherokee brand.   For a more complete description of our license agreements and other commercial agreements, please see our Annual Report on Form 10-K for Fiscal 2011.

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

The 1995 Plan was approved at the October 1995 Annual Meeting of Stockholders under which the Company is authorized to grant up to 900,000 shares of common stock in the form of incentive and nonqualified options.  During fiscal 2005, we granted the remaining 20,310 options available for issuance under the 1995 Plan.   The options granted under the 1995 Plan vest in equal installments over a three-year period starting at the grant date and have a term of ten years.  The 1995 Plan expired on July 24, 2005.  However, options previously granted under the 1995 Plan will remain outstanding until the earlier of expiration or exercise.  In the event that any outstanding option under the 1995 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall no longer be available for grant.

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended at the June 13, 2006 with the adoption of the 2006 Plan by the Company’s Stockholders at the June 2006 Annual Meeting of Stockholders.  Under the 2003 Plan, the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards.  The maximum number of shares which may be subject to granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) administers the 2003 Plan with respect to grants to independent directors.  Awards under the 2003 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2003 Plan.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the First Quarter, we granted to non-employee directors and certain employees stock options with a seven-year term to purchase 30,000 shares of our common stock at an exercise price of $17.21 per share (the closing price on the date of grant) pursuant to the 2003 Plan.  As of April 30, 2011, there were 25,315 shares available for option grants under the 2003 Plan.  In the event that any outstanding option under the 2003 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 28, 2016.

The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders and amended at the June 2010 Annual Meeting of Stockholders, under which the Company is authorized to grant up to 750,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards.  The maximum number of shares that may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The principal purposes of the 2006 Plan is to provide an additional incentive for our directors, employees and consultants and its subsidiaries to further our growth development and financial success and to enable us to obtain and retain their services.  The Committee administers the 2006 Plan with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors.  Under the 2006 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options   During the First Quarter, we granted to certain employees stock options with a seven-year term to purchase 256,000 shares of our common stock at an exercise price of $17.21 per share (the closing price on the date of grant) pursuant to the 2006 Plan.  As of April 30, 2011, there were 135,167 shares available for option grants under the 2006 Plan.  In the event that any outstanding option granted under the 2006 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

Stock-based compensation expense recognized for the three months ended April 30, 2011 was $150,000, as compared to $109,000 for the comparable period in the prior year.

The estimated fair value of options granted during Fiscal 2012 and Fiscal 2011 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2012	Fiscal 2011
Expected Dividend Yield	4.65%	7.2%
Expected Volatility	50.28	58.8%
Avg. Risk-Free Rate	1.84%	2.1%
Expected Life (in years)	4.5 to 5.0	4.8

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

A summary of activity for the Company’s stock options for the First Quarter is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 29, 2011	949,444	$18.76
Granted	286,000	$17.21
Exercised	(10,000)	$16.08
Canceled/forfeited	(72,111)	$20.89

Outstanding, at April 30, 2011	1,153,333	$18.27	5.15	$1,947,780

Vested and Exercisable at April 30, 2011	352,659	$19.74	3.26	$456,129

Non-vested and not exercisable at April 30, 2011	800,674	$17.62	5.65	$1,491,651

As of April 30, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2,634,000, which is expected to be recognized over a weighted average period of approximately 3.49 years.  The total fair value of all options which vested during the First Quarter was $325,000.

Trademarks

During the First Quarter the Company did not acquire any trademarks, nor were there any trademark acquisitions during the comparable period last year.  Trademark registration and renewal fees which were capitalized during the First Quarter totaled $108,000.  In comparison, for the three months ended May 1, 2010 the total trademark registration and renewal fees capitalized totaled $124,000.

Income Taxes

Income tax expense of $343,000 was recognized for the First Quarter, resulting in an effective tax rate of 9.5% in the First Quarter, as compared to 40.3% in the first three months of last year and compared to 40.2% for the full year of Fiscal 2011. The tax provision in the First Quarter was offset by a tax benefit of $1.2 million that resulted from the payment to us of a refund of $2.0 million plus interest. The refund related to Fiscal 2004 through Fiscal 2008 tax years. Additionally, for tax years beginning in 2011, California provides for the election of a single factor apportionment formula.  The effect of this election resulted in a tax provision decrease of approximately $80,000 during the First Quarter.

The Company files U.S. federal and state income tax returns.  For our federal income tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to Fiscal 2011.   With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2007.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our income tax reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income.  As of January 29, 2011 and April 30, 2011, respectively, accrued interest on a gross basis was $110,000 and $107,000.

As of January 29, 2011 and April 30, 2011, respectively, the total amount of gross unrecognized tax benefits was approximately $1.1 million and $0.7 million, of which approximately $0.9 and $0.7 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that $0.5 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on the results of operations or the financial position of the Company.

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

(3)   Dividends

On January 28, 2011, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which was paid on March 15, 2011.  On April 30, 2011, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which is to be paid on June 15, 2011 to stockholders of record as of June 1, 2011.

(4)   Related Party Transactions

Employment Agreement with our Chief Executive Officer

In connection with Mr. Stupp’s appointment, on August 26, 2010, we granted Mr. Stupp an option to purchase up to 300,000 shares of our common stock pursuant to a Stock Option Agreement (the “Stock Option Agreement”) as an inducement grant outside of Cherokee’s 2006 Incentive Award Plan (the “2006 Plan”).  The Stock Option Agreement was entered into as an inducement material for Mr. Stupp to enter into employment with Cherokee.   While the grant of the Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan.  The Option has an exercise price of $18.30 per share, which was the closing price of Cherokee’s common stock on the NASDAQ Global Select Market on the date of grant.  The Option vests in five equal annual installments beginning on January 31, 2012, and vesting in four additional increments on each yearly anniversary thereafter.   In addition, in the event of a change in control of Cherokee, an additional twenty percent of the total shares subject to the Option shall vest.  The Option has a term of six years and will be forfeited if not exercised before the expiration of the term.  The Option is not transferable and is not exercisable by anyone other than Mr. Stupp during Mr. Stupp’s lifetime. In addition, in the event that Mr. Stupp does not comply with his obligation under the Employment Agreement to purchase the Subsequent Shares, then up to 150,000 shares subject to the Option shall instead be forfeited in installments of 75,000 in the event that the investments in the Subsequent Shares by Mr. Stupp pursuant to the Employment Agreement do not occur on or before July 31, 2011 and January 31, 2012, respectively, and the vesting schedule will be proportionally adjusted.  If Mr. Stupp’s service to Cherokee is terminated for any reason, the Option shall cease vesting upon such termination.

Separation of our Former Executive Chairman

On January 28, 2011, Robert Margolis resigned his positions as Executive Chairman and as a director of Cherokee. In connection with such resignation, Cherokee’s Board of Directors (the “Board”) appointed Jess Ravich, an independent director of Cherokee, as the non-executive Chairman of the Board. In connection with Mr. Margolis’ resignation from Cherokee, Mr. Margolis and Cherokee entered into a Separation Agreement and General Release of all Claims (the “Separation Agreement”), dated January 28, 2011.

Pursuant to the Separation Agreement:

(i)                                     Prior to year end, Cherokee entered into an irrevocable commitment to repurchase 400,000 shares of common stock  from Mr. Margolis’ affiliates.  In February 2011, we repurchased 400,000 shares of common stock from Mr. Margolis’ affiliates at a per share price of $18.15, or $7.26 million in total.

(ii)                                  In February 2011, Cherokee paid Mr. Margolis a one-time lump sum payment of an aggregate of $2.26 million, which equates to the base salary and performance bonus Mr. Margolis would have been entitled to pursuant to our former management agreement regarding Mr. Margolis’ services to Cherokee (the “Management Agreement”) had he served as Executive Chairman of Cherokee through January 31, 2012.

(iii)                               In early April 2011, Mr. Margolis was paid his final annual performance bonus of approximately $1.8 million for Fiscal 2011 in accordance with the Management Agreement.

(iv)                              The vesting on Mr. Margolis’ outstanding option to purchase up to 100,000 shares of Cherokee’s Common Stock was accelerated.

(v)                                 The Management Agreement was terminated.

The Separation Agreement contains a general and mutual release of claims and covenant not to sue between Cherokee and Mr. Margolis and a mutual non-disparagement covenant, as well as a two year non-solicitation covenant of Mr. Margolis relating to Cherokee’s employees.  The terms and conditions of the Separation Agreement were approved by a special committee of Cherokee’s Board of Directors, comprised of Cherokee’s independent directors.

The Management Agreement provided that, for each fiscal year after fiscal 2000, if our EBITDA for such fiscal year is no less than $5.0 million, then Mr. Margolis will receive a performance bonus equal to 10% of our EBITDA for such fiscal year in excess of $2.5 million up to $10.0 million, plus 15% of our EBITDA for such fiscal year in excess of $10.0 million.  For Fiscal 2011, Fiscal 2010 and Fiscal 2009, Mr. Margolis’ base compensation and bonuses were $2.6 million, $3.3 million, and $3.7million, respectively.  As of January 29, 2011 and January 30, 2010, our accrued liabilities include a bonus payable of approximately $1.8 million and $2.5 million, respectively, for Mr. Margolis. Accordingly, Mr. Margolis Fiscal Year 2011 bonus was paid in early April 2011.

(5)                                     Debt

On February 16, 2011. Cherokee and U.S. Bank National Association (the “Bank”) entered into a Term Loan Agreement (the “Loan Agreement”). Pursuant to the Loan Agreement, Cherokee borrowed $10,000,000 in principal from the Bank (the “Loan”). The Loan is to be repaid in equal monthly installments of $277,778 plus interest over three years, with the balance due at maturity, and with interest on the Loan calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $3,000,000 or in excess of $6,000,000 in the aggregate while the Loan is outstanding. Further, as collateral for the Loan, the Company granted a security interest in favor of the Bank in all of Cherokee’s assets, and the Loan is guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC.  Proceeds from the Loan were primarily used to satisfy the Company’s promissory note payable to the former Chairman.

As of April 30, 2011 and January 29, 2011, outstanding borrowings of the Company consist of the following:

	April 30, 2011	January 29, 2011
Promissory Note to former Chairman	—	7,260,000
Term Loan	9,295,634	—
	9,295,634	7,260,000
Less current portion of long-term debt	(3,333,333)	(7,260,000)
Long-term portion of debt	5,962,301	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending, the effect of intense competition from other apparel lines both within and outside of Target and Tesco, adverse changes in licensee or consumer acceptance of products bearing the Cherokee or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights,  the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on two licensees for a substantial portion of our revenues, our dependence on our key management personnel, any adverse determination of claims, liabilities or litigation,. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” in this Report on Form 10-Q or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

Introduction

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q.  See “Item 1. Consolidated Financial Statements” and our Form 10-K for our fiscal year ended January 29, 2011 (“Fiscal 2011”).

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

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. As of April 30 2011, we had thirty continuing license agreements covering both domestic and international markets.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

Issuer Repurchases of Common Stock

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock. Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and are described below, we have used cash of $7.5 million to repurchase and retire a total of 717,516 shares of our common stock since the stock repurchases were authorized (excluding our one-time repurchase of 400,000 shares of our common stock held by affiliates of our former Executive Chairman, discussed below and elsewhere in this report). Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2012 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock.  During Fiscal 2010 and Fiscal 2011, we did not repurchase any shares of our common stock.

On January 28, 2011, we entered into a separation agreement with our former Executive Chairman, Robert Margolis, pursuant to which we irrevocably committed to repurchase 400,000 shares of our common stock from Mr. Margolis or his affiliates at a price of $18.15 per share, or $7.26 million in total. The repurchase was consummated on February 7, 2011.  On February 17, 2011 we retired the 400,000 repurchased shares.

Term Loan Agreement with U.S. Bank

In connection with the resignation of our former Executive Chairman, Robert Margolis, on January 28, 2011, we entered into a Separation Agreement and General Release of all Claims (the “Separation Agreement”), with Mr. Margolis. Pursuant to the Separation Agreement, (i) on February 17, 2011, we paid Mr. Margolis a one-time lump sum payment equal to $2,260,000 and (ii) on April 1, 2011, we paid Mr. Margolis his final annual performance bonus for Fiscal 2011 of $1.8 million. In addition, pursuant to the Separation Agreement, on February 7, 2011, we repurchased 400,000 shares (the “Repurchase Shares”) of our Common Stock for aggregate proceeds of $7,260,000. As payment for the Repurchase Shares, we issued promissory notes to affiliates of Mr. Margolis in the principal amount of $7,260,000 (collectively, the “Margolis Notes”). The Margolis Notes bore interest at an annual rate of 3% and were repaid by us in full on February 17, 2011.

On February 16, 2011 (the “Effective Date”), Cherokee and U.S. Bank National Association (the “Bank”) entered into a Term Loan Agreement (the “Loan Agreement”). Pursuant to the Loan Agreement, on the Effective Date, Cherokee borrowed $10,000,000 in principal from the Bank (the “Loan”). The Loan is evidenced by a term note in the principal amount of $10,000,000, a security agreement, a California judicial reference agreement and a continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC (collectively, with the Loan Agreement, the “Loan Documents”).

The Loan Documents provide for the repayment of the Loan in equal monthly installments of $277,778 plus interest over the next three years following the Effective Date, with the balance due at maturity, and with interest on the Loan calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $3,000,000 or in excess of $6,000,000 in the aggregate while the Loan is outstanding. The Loan Agreement also imposes the following financial covenants, as specifically defined therein, including: (i) a minimum fixed charge coverage ratio of at least 1.25 to 1.00 to be calculated quarterly on a trailing twelve month basis and (ii) a minimum tangible net worth of at least $1,200,000 for Cherokee’s quarterly period ending April 30, 2011, measured quarterly, and increasing each quarterly period thereafter by 25% of Cherokee’s quarterly net profit. Further, as collateral for the Loan, we granted a security interest in favor of the Bank in all of Cherokee’s assets, and the Loan is guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC. In the event of a default under the Loan Agreement, the Bank has the right to terminate its obligations under the Loan Agreement, accelerate the payment on any unpaid balance of the Loan and exercise its other rights under the Loan Documents, including foreclosing on our assets under the security agreement.

The proceeds from the Loan were primary used to satisfy our payment obligations to our former Executive Chairman pursuant to the Separation Agreement.  As of April 30, 2011, our outstanding principal balance was $9.3 million.

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

You should refer to our Annual Report on Form 10-K for Fiscal 2011, for a discussion of our policies on revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation and accounting for stock-based compensation.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the First Quarter, total U.S. dollar based retail sales of merchandise bearing the Cherokee brand were 12.3% below the total U.S. dollar based retail sales for the first quarter of last year, with U.S. dollar based retail sales totaling approximately $302.3 million in our First Quarter versus approximately $344.7 million in total U.S. dollar based retail sales for the first quarter of last year.   Most of this decline was resulted from a decrease in inventory levels for the Cherokee brand at certain licensees’ stores, particularly Tesco, during the First Quarter, as compared to the first quarter of last year.

Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent. However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate. Fluctuations in retail sales of Cherokee branded products or other product brands that we own or represent may be the result of a variety of factors, including, without limitation: (i) changes in the number of product categories for which a licensee chooses to use our brands from period-to-period, which generally results in changes in the amount of inventory (utilizing our brands) available for sale from period-to-period; (ii) the number of geographical markets/territories or number of stores in which our licensees are currently selling Cherokee or our other branded products from period-to-period; or (iii) our licensees experiencing changes in retail sales levels as a result of a variety of factors, including fashion-related and general retail sales trends (See Item 1A. Business—“Risk Factors”).

During the First Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $189.6 million compared to approximately $189.4 million for the three months ended May 1, 2010, or an increase of 0.1%.  As a consequence, our royalty revenues for the First Quarter from Target Stores remained flat with a slight increase of less than 0.1% compared to the comparable period last year.

Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand, which for the First Quarter and last year’s comparable period included the U.K., Ireland, Poland, the Czech Republic, Hungary and Slovakia, were $59.9 million in our First Quarter, compared to $113.1 million in the first quarter of last year, representing a total decline of 47.1%.  This decline was due to a reduction of Cherokee branded product categories in the UK and Central European countries during the First Quarter as compared to the first quarter of the prior year.  Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 43.1% in the First Quarter as compared to the comparable period in the prior year.  Hence, retail sales in U.S. dollars for the United Kingdom totaled $47.4 million in the First Quarter, as compared to $83.4 million in the first quarter of last year.  The Tesco Central European countries of  the Czech Republic, Slovakia, Poland and Hungary, as measured in their respective local currencies, reflected decreases in retail sales ranging from 61% to 67%.  As a consequence the collective U.S. dollar based retail sales from Tesco Central Europe for the First Quarter were $11.3 million, as compared to $27.7 million in the first quarter of last year.

Zeller’s retail sales of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $21.8 million during the First Quarter compared to $19.3 million for the first quarter of last year, representing a 13.3% increase.  This increase was due to expansion in product categories for the Cherokee brand and strong spring business due to marketing and advertisement in the First Quarter as compared to last year’s first quarter.

Despite the difficult retail environment, the fluctuation of the U.S. dollar in the First Quarter and the decline of product categories for certain licensees, on a U.S. dollar basis we experienced retail sales increases with several other of our smaller foreign licensees, including the countries of Mexico, South Africa, Israel, Chile, Peru and India.  We expect that several of our foreign territories, may continue to show growth throughout Fiscal 2012, and we expect our licensee in Japan to begin selling Cherokee branded products later this year.

Royalty Revenues and Expenses

Royalty revenues were $6.9 million during the First Quarter, which were $1.3 million less than the $8.2 million reported during the three month period ended May 1, 2010.  Revenues from the Cherokee brand were $6.1 million during the First Quarter compared to $7.3 million for the first quarter of last year.  The decline was principally due to a decrease in royalty revenues from Tesco.  During the First Quarter and the first quarter of last year, revenues of $3.8 million and $3.8 million were recognized from Target Stores, respectively, which accounted for 55% and 46% of our total revenues in each such period.  Revenues from Cherokee branded products at Target remained flat during the First Quarter, as compared to the comparable period last year.

Revenues from all of the Tesco countries were $0.9 million during the First Quarter compared to $2.4 million for the first quarter of last year.  Royalty revenues from Tesco U.K. totaled $0.9 million as compared to $1.7 million in the first quarter of the prior year.  However, royalty revenues from the First Quarter were reduced by $0.4 million due to an audit royalty finding related to the prior year.  The decline in royalties from Cherokee branded products in all other Tesco countries (Ireland, Central Europe and Turkey) during the First Quarter was about 45%, resulting in royalties of $0.4 million for the First Quarter as compared to $0.7 million for the prior period last year.  Royalty revenues for Tesco CE were increased by $0.2 million due to audit royalty findings related to the prior year. The decrease in royalties from the Central European Tesco territories is due primarily to the decrease in several Cherokee branded product categories for apparel during the First Quarter as compared to the first quarter of last year.

Revenues from Zellers increased 10.9% during the First Quarter, resulting in royalties of $436,000 compared to $393,000 for the first quarter of last year.  Royalty revenues from our retail direct licensee in Mexico, Comercial Mexicana, totaled $191,000 during the First Quarter, as compared to $158,000 in royalty revenues for the first quarter of last year, an increase of 21.0%.

First Quarter revenues also included $237,000 from TJX (per our licensing contract for the Carole Little brands), as compared to $373,000 for the first quarter of last year, due to lower retail sales of Carole Little branded products during the First Quarter.  Revenues from our brand representation licensing arrangements totaled $539,000 in our First Quarter, as compared to $542,000 in the comparable period last year.  Revenues from the Sideout brand were $84,000 during the First Quarter compared to $62,000 for the first quarter last year.

Revenues from international licensees of both Cherokee and Sideout brands, such as Tesco and Zellers, were collectively $2.3 million during the First Quarter compared to $3.5 million for the first quarter of last year.  This decrease is primarily due to the decrease in Cherokee branded product categories in Tesco Central Europe and the current difficult retailing environment globally.  In several instances, the U.S. dollar weakened and in other instances the U.S. dollar strengthened, resulting in fewer revenues to Cherokee. Sales made in those countries where the U.S. dollar strengthened in relation to the local currency, and increased revenues to Cherokee for sales made in those countries where the U.S. dollar weakened in relation to the local currency.

Royalty revenues during the First Quarter benefitted from higher royalty rates applied under our contracts with Tesco and Target during the period because the cumulative retail sales during the First Quarter had not exceeded the applicable thresholds for reduced royalty rates during Fiscal 2012.  In the event that cumulative retail sales in future quarters in Fiscal 2012 do exceed the applicable thresholds for reduced royalty rates, we will then be entitled to a slightly reduced royalty rate on incremental retail sales by Target and Tesco that are in excess of such thresholds.

We believe that our future revenues from Target, for the remaining nine months of Fiscal 2012, will likely be higher when compared to the revenues from Fiscal 2011 during such period, as we expect our presence in certain apparel categories at Target may continue to grow.  Based on Tesco’s sales of Cherokee branded products in Fiscal 2011 and the First Quarter, we believe that our future revenues from Tesco will probably be lower when compared to the revenues from Fiscal 2011.  In January 2011, Target entered into an agreement with Zellers to acquire leasehold interests in approximately 220 stores for $1.83 billion, allowing Target to open its first stores in Canada beginning in 2013. Target expects to open 150 stores throughout Canada in 2013. Discussions regarding the transition of our agreement with Zellers to Target are in process. Unless and until a new agreement is reached, sales in Canada during Fiscal 2012 will be governed by the contract already in place with Zellers.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $6.6 million as of the end of the First Quarter included accrual for revenues earned from Target Stores, Zeller’s, Tesco, TJX and other licensees that are expected to be received in the month or 45 days following the end of the First Quarter.

Selling, general and administrative expenses for the First Quarter were $3.3 million, or 47.6% of revenues, in comparison to selling, general and administrative expenses of $3.4 million, or 40.9% of revenues during the first quarter of last year.  The changes in our selling, general and administrative expenses, including the decrease of about $0.1 million during the First Quarter as compared to the first quarter of last year, resulted from the following factors: (i) elimination of salary and bonus to Executive Chairman; (ii) higher legal expenses and governance expenses in the First Quarter as compared to the first quarter of last year due to Management transition; and (iii) significantly higher marketing and creative service related expenses.

During the First Quarter, our investment and interest income was $20,000 compared to $4,000 for the first quarter of last year.

During the First Quarter, we recorded a tax provision of $343,000 which equates to an unusually low effective tax rate of 9.5%, compared to $2.0 million and a more typical effective tax rate of 40.3% recorded for the first quarter of last year. The tax provision in the First Quarter was offset by a tax benefit of $1.2 million that resulted from the payment to us of a refund from the California Franchise Tax Board of $2.0 million plus interest.  The refund related to Fiscal 2004 through Fiscal 2008 tax years, and we do not currently expect to receive similar tax benefits in future periods.  During the First Quarter, our net income was $3.3 million, or $0.38 per diluted share, compared to $2.9 million, or $0.33 per diluted share, for the first quarter of last year.

Liquidity and Capital Resources

Cash Flows.  On April 30, 2011, we had cash and cash equivalents of $11.3 million.  On January 29, 2011, we had cash and cash equivalents of $9.6 million.  The $1.7 million increase in cash and cash equivalents during the First Quarter is primarily attributable to the receipt of $2.0 million tax refund plus interest from the California Franchise Tax Board and $10 million from US Bank for our term loan.  This increase was offset by the payment to our former Chief Executive Officer of $7.6 million for the repurchase of common stock and a previously accrued bonus of $1.8 million during the First Quarter.

During the First Quarter, cash provided by our operations was $1.4 million, compared to cash provided by our operations of $1.4 million for the first quarter of last year.  The cash provided by operations of $1.4 million during our First Quarter was primarily due to the changes in:  (i) accrued compensation, which was reduced by $4.3 million in the First Quarter, as compared to a decrease of $2.2 million in the first quarter of last year; (ii) accounts receivable, which decreased by $0.6 million in the First Quarter, as compared to an increase of $0.8 million in the first quarter of last year; (iii) an increase in deferred tax liability (current and non current of $0.1 million in the First Quarter, as compared to zero in the first quarter of last year; and (iv) a decrease in accounts payable of $0.5 million in the First Quarter, as compared to $56,000 in the first quarter of last year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $150,000 in our First Quarter as compared to $109,000 in the first quarter of last year, and our deferred tax assets decreased by $34,000 in the First Quarter, as compared to a decrease of $86,000 last year.

Cash used by investing activities during the First Quarter was $189,000, which was comprised of $81,000 of capital expenditures of office equipment, and $108,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the first quarter of last year, cash used by investing activities was $135,000, which was comprised of $11,000 of capital expenditures of office equipment, and $124,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash provided by financing activities was $0.5 million during the First Quarter, which consisted of proceeds of $10 million from the Term Loan, offset by payments of $0.7 million for the Term Loan, the payment of dividends of $1.7 million in March 2011 and $7.3 million for the repurchase and retirement of stock.  In comparison, during the first quarter of last year cash used in financing activities was $3.3 million, which consisted of the payment of dividends of $3.3 million in the first quarter of last year.

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

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through April 2012. We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of this Report on Form 10-Q.

On February 16, 2011 (the “Effective Date”), Cherokee and U.S. Bank National Association (the “Bank”) entered into a Term Loan Agreement (the “Loan Agreement”). Pursuant to the Loan Agreement, on the Effective Date, Cherokee borrowed $10,000,000 in principal from the Bank (the “Loan”). The Loan is evidenced by a term note in the principal amount of $10,000,000, a security agreement, a California judicial reference agreement and a continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC (collectively, with the Loan Agreement, the “Loan Documents”).  As of April 30, 2011, our outstanding principal balance was 9.3 million.

If our revenues and cash flows during Fiscal 2012 are lower than Fiscal 2011 we would have less cash available to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands.  In addition, if our revenues and cash flows during Fiscal 2012 are materially lower than Fiscal 2011, we may need to take steps to reduce expenditures by scaling back operations and reducing staff.  We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of April 30, 2011, we had $9.3 million in long term debt obligations under our Term Loan Agreement entered into during the First Quarter.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material affect on our results of operations or cash flow.  For Fiscal 2011 revenues from international licensing comprised 46.7% of our consolidated revenues.  For the First Quarter, international licensing royalties comprised 36.4% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our First Quarter revenues by approximately $0.2 million, which represents 3.6% of the total revenues reported for the First Quarter.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of April 30, 2011.

(b) Changes in internal controls.  During the First Quarter, Cherokee completed the implementation of a new enterprise resource planning (“ERP”) software system.  This system is used in the preparation of, among other things, our financial statements and required reports.  Management determined that as of April 30, 2011, other than the implementation of the new ERP system, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is largely dependent on royalties from two licensees, Target and Tesco, which accounted for 42.1% and 27.1%, respectively, of our consolidated licensing revenues in Fiscal 2011, and accounted for 54.8% and 12.7%, respectively, of our First Quarter licensing revenues.

During Fiscal 2011, 42.1% of our licensing revenues were generated from Target and 27.1% of our licensing revenues were generated from Tesco.  For the First Quarter, 54.8% and 12.7%, respectively, of our licensing revenues were generated from Target and Tesco.  We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement.  We are unsure whether we would be able to replace the royalty payments received from Target and Tesco. The termination of either of these license agreements would have a material adverse effect upon our revenues and cash flow. Together, these two licensees accounted for 69.2% of our consolidated licensing revenues in Fiscal 2011 and accounted for 73.2% of our consolidated licensing revenues in our First Quarter.

Our business may be negatively impacted by general economic conditions and the current global financial crisis.

Our performance is subject to worldwide economic conditions and its corresponding impact on the levels of consumer spending which may affect our licensees’ sales.  Consumer spending is showing signs of stabilization; however it is difficult to predict future levels of consumer spending and any such predictions are inherently uncertain. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines. Many factors affect the level of consumer spending in the apparel industries, including, among others, prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of economic uncertainty, we may not be able to maintain, or increase our revenues. As a result, our operating results may be materially affected by trends in the United States or global economy.

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

We rely on various information technology systems, including our newly purchased enterprise resource planning (ERP) system that was fully implemented during the First Quarter, to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

We are dependent on our key management personnel and we recently appointed a new Chief Executive Officer and a new Chief Financial Officer.

Our success is highly dependent upon the continued services of our key executives, including, Henry Stupp, our Chief Executive Officer, Howard Siegel, our President and Chief Operating Officer and Mark DiSiena, our Chief Financial Officer.  We have a limited number of employees and Mr. Stupp’s and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Stupp or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.  In addition, on August 26, 2010, we experienced a transition in our executive management team, in connection with the appointment of Henry Stupp as our Chief Executive Officer and the appointment of our former Chief Executive Officer, Robert Margolis, as our Executive Chairman, who resigned from Cherokee on January 28, 2011. Further, on November 5, 2010 we announced that our former Chief Financial Officer, Russell J. Riopelle, would be leaving Cherokee in mid December.  On November 11, 2010, we announced that we hired Mark DiSiena, who replaced Mr. Riopelle as our Chief Financial Officer following Mr. Riopelle’s departure from Cherokee on December 17, 2010. Our former Executive Chairman, Robert Margolis, resigned from Cherokee on January 28, 2011.  Neither Mr. Stupp nor Mr. DiSiena has worked with our existing executive management team prior to their joining us last year.  We cannot assure you that either of these management transitions will not result in some disruption of our business. If either our new Chief Executive Officer or our new Chief Financial Officer is unable to work with our existing management team to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be impaired.

We recently consummated a debt financing of $10,000,000 in principal in order to enable us to meet our payment obligations to our former Executive Chairman.

In connection with the resignation of our former Executive Chairman, Robert Margolis, on January 28, 2011, we entered into a Separation Agreement and General Release of all Claims (the “Separation Agreement”), with Mr. Margolis.  Pursuant to the Separation Agreement, (i) on February 17, 2011, we paid Mr. Margolis a one-time lump sum payment equal to $2,260,000 and (ii) on April 1, 2011, we paid Mr. Margolis his final annual performance bonus for Fiscal 2011 of $1.8 million. In addition, pursuant to the Separation Agreement, on February 7, 2011, we repurchased 400,000 shares (the “Repurchase Shares”) of our Common Stock for aggregate proceeds of $7,260,000.  As payment for the Repurchase Shares, we issued promissory notes to affiliates of Mr. Margolis in the principal amount of $7,260,000 (collectively, the “Margolis Notes”).  The Margolis Notes bore interest at an annual rate of 3% and were repaid by us in full on February 17, 2011.

In order to repay the Margolis Notes and meet our other obligations to Mr. Margolis under the Separation Agreement, on February 16, 2011, we entered into a term loan agreement with U.S. Bank (the “Bank”) pursuant to which we borrowed $10,000,000 in principal (the “Loan Facility”) and which bears interest at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, a selected by Cherokee pursuant to the terms of the Loan Facility.  The Loan Facility is to be repaid in equal monthly installments of $277,778 over the next three years following the date of the loan.  The Loan Facility is secured by all of Cherokee’s assets and guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC.

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

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock.

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock, without action by our stockholders.  Such shares of preferred stock may be issued on terms determined by our Board of Directors, and may have rights, privileges and preferences superior to those of our common stock.  Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On January 28, 2011, we entered into a separation agreement with our former Executive Chairman, Robert Margolis, pursuant to which we irrevocably committed to repurchase 400,000 shares of our common stock from Mr. Margolis or his affiliates at a price of $18.15 per share, or $7.26 million in total.  The repurchase was consummated on February 7, 2011.  On February 17, 2011 we retired the 400,000 repurchased shares.

Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 30, 2011 – February 28, 2011(1)	400,000	$18.15	400,000	—
March 1, 2011 – March 31, 2011	—		—	—
April 1, 2011 – April 30, 2011	—		—	—

Total	400,000		400,000	—

(1)       On January 28, 2011, we entered into a separation agreement with our former Executive Chairman, Robert Margolis, pursuant to which we irrevocably committed to repurchase 400,000 shares of our common stock from Mr. Margolis or his affiliates at a price of $18.15 per share, or $7.26 million in total.  The repurchase was consummated on February 7, 2011.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.   OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)             Exhibits

Exhibit Number	Description of Exhibit

10.1

Term Loan Agreement, by and between Cherokee Inc. and U.S. Bank National Association, dated as of February 16, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee Inc.’s Form 8-K dated February 16, 2011).

10.2

Term Note, by and between Cherokee Inc. and U.S. Bank National Association, dated as of February 16, 2011 (incorporated by reference to Exhibit 10.2 of Cherokee Inc.’s Form 8-K dated February 16, 2011).

10.3

Security Agreement, by and between Cherokee Inc. and U.S. Bank National Association, dated as of February 16, 2011 (incorporated by reference to Exhibit 10.3 of Cherokee Inc.’s Form 8-K dated February 16, 2011).

10.4

Continuing Guaranty, executed by Spell C. LLC in favor of U.S. Bank National Association, dated as of February 16, 2011 (incorporated by reference to Exhibit 10.4 of Cherokee Inc.’s Form 8-K dated February 16, 2011).

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

 Dated:  June 9, 2011

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark DiSiena

Mark DiSiena Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)