Form 10-Q
period 2011-07-30
CHEROKEE INC
filed 2011-09-08
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2011.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 8, 2011
Common Stock, $.02 par value per share	8,438,566

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	July 30, 2011	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$10,466,000	$9,587,000
Receivables	6,131,000	6,644,000
Income taxes receivable	276,000	1,378,000
Prepaid expenses and other current assets	159,000	94,000
Deferred tax asset	651,000	1,240,000
Total current assets	17,683,000	18,943,000
Deferred tax asset	1,357,000	1,344,000
Property and equipment, net	263,000	173,000
Trademarks, net	6,202,000	6,709,000
Other assets	22,000	14,000
Total assets	$25,527,000	$27,183,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,841,000	$1,867,000
Accrued compensation payable	76,000	4,314,000
Income taxes payable	486,000	1,010,000
Accrued dividends	1,690,000	1,699,000
Deferred tax liability — current	56,000	—
Promissory note	—	7,260,000
Short term debt	3,333,000	—
Total current liabilities	7,482,000	16,150,000
Long term liabilities:
Deferred tax liability — non current	38,000	—
Long term debt	5,139,000	—
Total liabilities	12,659,000	16,150,000
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,494,716 issued and outstanding at July 30, 2011 and 8,896,154 issued and 8,496,154 outstanding at January 29, 2011	169,000	177,000
Additional paid-in capital	19,167,000	18,517,000
Retained earnings (deficit)	(6,468,000)	(401,000)
Less: Treasury Stock, Common: 400,000 shares	—	(7,260,000)
Total stockholders’ equity	12,868,000	11,033,000
Total liabilities and stockholders’ equity	$25,527,000	$27,183,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Six months ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Royalty Revenue	$6,658,000	$7,496,000	$13,602,000	$15,735,000
Selling, general and administrative	3,954,000	3,363,000	7,258,000	6,731,000

Operating income	2,704,000	4,133,000	6,344,000	9,004,000

Other income:
Interest expense	(68,000)		(134,000)
Interest income	2,000	3,000	22,000	7,000

Total other income	(66,000)	3,000	(112,000)	7,000

Income before income taxes	2,638,000	4,136,000	6,232,000	9,011,000
Income tax provision (benefit)	966,000	1,655,000	1,309,000	3,617,000

Net income	$1,672,000	$2,481,000	$4,923,000	$5,394,000

Basic earnings per share	$0.20	$0.28	$0.58	$0.61

Diluted earnings per share	$0.20	$0.28	$0.58	$0.61

Weighted average shares outstanding
Basic	8,504,247	8,814,187	8,501,867	8,814,187

Diluted	8,534,518	8,855,957	8,528,301	8,848,696

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Treasury	Additional Paid-in	Retained
	Shares	Par Value	Stock	Capital	Earnings (Deficit)	Total
Balance at January 29, 2011	8,496,154	$177,000	(7,260,000)	$18,517,000	$(401,000)	$11,033,000
Stock-based compensation	—	—	—	389,000	—	389,000
Stock options exercised	10,000	—	—	161,000	—	161,000
Stock expirations	—	—	—	(52,000)	—	(52,000)
Stock issuance	12,562	—	—	200,000	—	200,000
Stock repurchases	(24,000)	—	(395,000)	—	—	(395,000)
Stock retirement	—	(8,000)	7,655,000	(48,000)	(7,599,000)	—
Accrued and unpaid dividends	—	—	—	—	(3,391,000)	(3,391,000)
Net income	—	—	—	—	4,923,000	4,923,000

Balance at July 30, 2011	8,494,716	$169,000	—	$19,167,000	$(6,468,000)	$12,868,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	July 30, 2011	July 31, 2010
Operating activities
Net income	$4,923,000	$5,394,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,000	38,000
Amortization of trademarks	681,000	738,000
Deferred income taxes	656,000	136,000
Stock-based compensation	389,000	269,000
Changes in current assets and liabilities:
Increase in accounts receivable	513,000	245,000
Increase in prepaid expenses and other assets	(73,000)	(47,000)
Decrease (increase) in income taxes receivable	1,102,000	(2,000)
Decrease (increase) in accounts payable	(26,000)	339,000
Decrease in accrued compensation	(4,238,000)	(1,528,000)
Decrease in income taxes payable and other accrued liabilities	(562,000)	(823,000)

Net cash provided by operating activities	3,408,000	4,759,000

Investing activities
Purchase of property and equipment	(133,000)	(17,000)
Purchase of trademarks, registration and renewal costs	(174,000)	(171000)

Net cash used in investing activities	(307,000)	(188,000)

Financing activities
Proceeds from term loan	10,000,000	—
Payment of term loan	(1,537,000)	—
Proceeds from exercise of stock options	161,000	—
Issuance of common stock	200,000	—
Repurchase of common stock	(395,000)	—
Payment of short term notes payable	(7,260,000)	—
Payment of Dividends	(3,391,000)	(6,698,000)

Net cash used in financing activities	(2,222,000)	(6,698,000)

Increase (Decrease) in cash and cash equivalents	879,000	(2,127,000)
Cash and cash equivalents at beginning of period	9,587,000	9,419,000

Cash and cash equivalents at end of period	$10,466,000	$7,292,000

Cash paid during period for:
Income taxes	$1,914,000	$3,965,000

Declaration of dividends	$1,690,000	$3,349,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 30, 2011 and for the three and six month periods ended July 30, 2011 and July 31, 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  The accompanying consolidated balance sheet as of January 29, 2011 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and six month period ended July 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended April 30, 2011; the term “Second Quarter” refers to the three months ended July 30, 2011; the term “Six Months” refers to the six months ended July 30, 2011;  the term “Fiscal 2012” refers to our fiscal year ending January 28, 2012; the term “Fiscal 2011” refers to our most recent past fiscal year ended January 29, 2011; the term “Fiscal 2010” refers to our past fiscal year ended January 30, 2010.

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

As a result, our royalty revenues from retail sales of branded products by our most significant licensee, Target, as well as certain of our other licensees, are highest at the beginning of each fiscal year and decrease in each fiscal quarter as licensees reach certain retail sales thresholds contained in their respective license agreements.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended July 30, 2011 and July 31, 2010:

	July 30, 2011		July 31, 2010
	3 Months	6 Months	3 Months	Six Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$1,672,000	$4,923,000	$2,481,000	$5,394,000

Denominator:
Denominator for net income per common share — weighted average Shares	8,504,247	8,501,867	8,814,187	8,814,187
Effect of dilutive securities:
Stock options	30,271	26,434	41,770	34,509

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,534,518	8,528,301	8,855,957	8,848,696

The diluted weighted average number of shares for the three month periods ended July 30, 2011 and July 31, 2010 excludes 637,000 and 160,778, respectively, shares of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive. The diluted weighted average number of shares for the six month periods ended July 30, 2011 and July 31, 2010, respectively, excludes 637,000 and 199,649 shares, respectively, of common stock issuable on the exercise of stock options because such options were anti-dilutive.

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

Stock-Based Compensation

We currently maintain two equity-based compensation plans:  (i) the 2003 Incentive Award Plan as amended in 2006 with the adoption of the 2006 Incentive Award Plan (the “2003 Plan”); and (ii) the 2006 Incentive Award Plan (the “2006 Plan”).  Each of these equity based compensation plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders.  Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options.

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended at the June 13, 2006 with the adoption of the 2006 Plan by the Company’s Stockholders at the June 2006 Annual Meeting of Stockholders.  Under the 2003 Plan, the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards.  The maximum number of shares which may be subject to granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) administers the 2003 Plan with respect to grants to independent directors.  Awards under the 2003 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2003 Plan.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or the Committee.  The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the First Quarter, we granted to non-employee directors and certain employees stock options with a seven-year term to purchase 30,000 shares of our common stock at an exercise price of $17.21 per share (the closing price on the date of grant) pursuant to the 2003 Plan.  We did not make any grants under the 2003 Plan during the Second Quarter.  As of July 30, 2011, there were 25,315 shares available for option grants under the 2003 Plan.  In the event that any outstanding option under the 2003 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 28, 2016.

The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders and amended at the June 2010 Annual Meeting of Stockholders, under which the Company is authorized to grant up to 750,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards.  The maximum number of shares that may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The principal purposes of the 2006 Plan is to provide an additional incentive for our directors, employees and consultants and its subsidiaries to further our growth development and financial success and to enable us to obtain and retain their services.  The Committee administers the 2006 Plan with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors.  Under the 2006 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the First Quarter, we granted to certain employees stock options with a seven-year term to purchase 256,000 shares of our common stock at an exercise price of $17.21 per share (the closing price on the date of grant) pursuant to the 2006 Plan.  We did not make any grants under the 2006 Plan during the Second Quarter.  As of July 30, 2011, there were 148,500 shares available for option grants under the 2006 Plan.  In the event that any outstanding option granted under the 2006 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

Stock-based compensation expense recognized for the Six Months was $389,000, as compared to $269,000 for the comparable period in the prior year.

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

A summary of activity for the Company’s stock options for the Six Month is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 29, 2011	949,444	$18.76
Granted	286,000	$17.21
Exercised	(10,000)	$16.08
Canceled/forfeited	(85,444)	$21.17

Outstanding, at July 30, 2011	1,140,000	$18.22	4.92	$—

Vested and Exercisable at July 30, 2011	339,325	$19.62	3.03	$—

Non-vested and not exercisable at July 30, 2011	800,675	$17.62	5.40	$—

As of July 30, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2,502,000, which is expected to be recognized over a weighted average period of approximately 3.28 years.  The total fair value of all options which vested during the Six Months was $325,000.

Trademarks

During the Second Quarter and Six Months, the Company did not acquire any trademarks, nor were there any trademark acquisitions during the comparable period last year.  Trademark registration and renewal fees which were capitalized during the Second Quarter and Six Months totaled $66,000 and $174,000, respectively.  In comparison, for the second quarter and six months of last year, the total trademark registration and renewal fees capitalized totaled $47,000 and $171,000, respectively.

Income Taxes

Income tax expense of $966,000 was recognized for the Second Quarter, resulting in an effective tax rate of 36.6% in the Second Quarter, as compared to 40.0% in the second quarter of last year and compared to 40.2% for the full year of Fiscal 2011. The tax provision in the First Quarter was offset by a tax benefit of $1.2 million that resulted from the payment to us of a refund from the California Franchise Tax Board of $2.0 million, plus interest.  The refund related to our fiscal 2004 through fiscal 2008 tax years.  Additionally, for tax years beginning in 2011, California provides for the election of a single factor apportionment formula.  The effect of this election resulted in a tax provision decrease of approximately $149,000 during the Six Months.

The Company files U.S. federal and state income tax returns.  For our federal income tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to Fiscal 2011.  With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2007.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our income tax reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income.  As of January 29, 2011 and July 30, 2011, respectively, accrued interest on a gross basis was $110,000 and $115,000.

As of January 29, 2011 and July 30, 2011, respectively, the total amount of gross unrecognized tax benefits was approximately $1.1 million and $0.7 million, of which approximately $0.9 and $0.7 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that $0.5 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on the results of operations or the financial position of the Company.

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

(3)    Dividends

On January 28, 2011, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which was paid on March 15, 2011.  On April 30, 2011, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which was paid on June 15, 2011 to stockholders of record as of June 1, 2011.  On July 28, 2011, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which is to be paid on September 15, 2011 to stockholders of record as of September 1, 2011.

(4)    Related Party Transactions

Amendment to our Employment Agreement with our Chief Executive Officer

On July 27, 2011, the Compensation Committee (the “Committee”) of our Board of Directors approved an amendment (the “Amendment”) to that certain employment agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp, our Chief Executive Officer, as previously amended on January 28, 2011 and on April 13, 2011 (as amended to date, the “Employment Agreement”) and to that certain Stock Option Agreement, dated as of August 26, 2010, by and between Cherokee and Mr. Stupp, as previously amended on January 28, 2011 (as amended to date, the “Option”).

Pursuant to the Amendment:

(i)            The Employment Agreement, pursuant to which Mr. Stupp purchased 81,967 shares of Cherokee’s Common Stock for investment proceeds of $1,500,000 on August 26, 2010 and which previously required Mr. Stupp to purchase an additional number of Cherokee’s Common Stock for investment proceeds of $400,000 on or before July 31, 2011 and which further required Mr. Stupp to purchase an additional number of Cherokee’s Common Stock for investment proceeds of $400,000 on or before January 31, 2012 (such shares, collectively, the “Subsequent Shares”), was amended to provide that Mr. Stupp is to purchase the Subsequent Shares in four equal installments of $200,000 on or before August 1, 2011, October 31, 2011, January 31, 2012 and April 30, 2012; and

(ii)           The Option, which is exercisable for up to 300,000 shares of Cherokee’s Common Stock subject to vesting in annual installments, and which previously required Mr. Stupp to forfeit 75,000 of the shares subject to the Option in each event where Mr. Stupp does not acquire the Subsequent Shares on or before July 31, 2011 and January 31, 2012, respectively, for a total of 150,000 shares subject to the Option subject to forfeiture, was amended to provide that such 150,000 shares subject to the Option shall instead be forfeited in installments of 37,500 in the event that the investments in the Subsequent Shares by Mr. Stupp contemplated by the Amendment do not occur on or before August 1, 2011, October 31, 2011, January 31, 2012 and April 30, 2012, respectively.

The descriptions of the Employment Agreement and the Option were previously reported in Cherokee’s Current Reports on Form 8-K, which were filed with the Securities and Exchange Commission (the “Commission”) on September 1, 2010 and January 31, 2011, and in Cherokee’s Annual Report on Form 10-K, which was filed with the Commission on April 14, 2011, and is incorporated herein by reference.

Pursuant to the Employment Agreement, on July 28, 2011, Mr. Stupp purchased 12,562 shares of Cherokee’s common stock at a per share price of $15.92 (which was equal to the closing price of Cherokee’s common stock on such date), for aggregate proceeds of approximately $200,000.

Also on July 27, 2011, the Committee approved the payment of a discretionary bonus to Mr. Stupp in the amount of $270,000, which was paid in accordance with Cherokee’s payroll practices on July 29, 2011.

Separation of our Former Executive Chairman

On January 28, 2011, Robert Margolis resigned his positions as Executive Chairman and as a director of Cherokee. In connection with Mr. Margolis’ resignation from Cherokee, Mr. Margolis and Cherokee entered into a Separation Agreement and General Release of all Claims (the “Separation Agreement”), dated January 28, 2011.  Pursuant to the Separation Agreement: (i) Cherokee repurchased 400,000 shares of common stock from Mr. Margolis’ affiliates at a per share price of $18.15, or $7.26 million in total; (ii) Cherokee paid Mr. Margolis a one-time lump sum payment of an aggregate of $2.26 million; (iii) in early April 2011, Mr. Margolis was paid his final annual performance bonus of approximately $1.8 million for Fiscal 2011 in accordance with the management agreement previously governing the terms of Mr. Margolis’ services to us; (iv) the vesting on Mr. Margolis’ outstanding option to purchase up to 100,000 shares of Cherokee’s Common Stock was accelerated; and (v) the management agreement previously governing the terms of Mr. Margolis’ services to us was terminated.  The Separation Agreement contains a general and mutual release of claims and covenant not to sue between Cherokee and Mr. Margolis and a mutual non-disparagement covenant, as well as a two year non-solicitation covenant of Mr. Margolis relating to Cherokee’s employees.  The terms and conditions of the Separation Agreement were approved by a special committee of Cherokee’s Board of Directors, comprised of Cherokee’s independent directors.  As of January 29, 2011 and January 30, 2010, our accrued liabilities include a bonus payable of approximately $1.8 million and $2.5 million, respectively, for Mr. Margolis. Mr. Margolis’ Fiscal 2011 bonus was paid in early April 2011, and we do not have any further payment obligations to him.

(5)            Debt

On February 16, 2011, Cherokee and U.S. Bank National Association (the “Bank”) entered into a Term Loan Agreement (the “Loan Agreement”). Pursuant to the Loan Agreement, Cherokee borrowed $10,000,000 in principal from the Bank (the “Loan”). The Loan is to be repaid in equal monthly installments of $277,778 plus interest over three years, with the balance due at maturity, and with interest on the Loan calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the Loan is outstanding. Further, as collateral for the Loan, the Company granted a security interest in favor of the Bank in all of Cherokee’s assets, and the Loan is guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC.  Proceeds from the Loan were primarily used to satisfy the Company’s promissory note payable to our former Executive Chairman.  On September 6, 2011, we entered into an amendment to the Loan Agreement to (i) modify the covenants relating to, and related definitions of, the “fixed charge coverage ratio” and “tangible net worth” as such terms are defined in the Amendment, and (ii) modify the covenant relating to the Company’s ability to make certain permitted acquisitions under the Loan Agreement, such that the Company is now permitted, subject to certain conditions, to consummate acquisitions in any fiscal year in amounts below $5,000,000 or in amounts below $10,000,000 in the aggregate while the Loan is outstanding.

As of July 30, 2011 and January 29, 2011, outstanding borrowings of the Company consist of the following:

	July 30, 2011	January 29, 2011
Promissory Note to former Executive Chairman	—	7,260,000
Term Loan	8,472,221	—
	8,472,221	7,260,000
Less current portion of long-term debt	(3,333,333)	(7,260,000)
Long-term portion of debt	5,138,888	—

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

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. As of July 30, 2011, we had thirty-two continuing license agreements covering both domestic and international markets.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the quarterly period ended July 30, 2011 (the “Second Quarter”), total U.S. dollar based retail sales of merchandise bearing the Cherokee brand were 11.1% below the total U.S. dollar based retail sales for the second quarter of last year, with U.S. dollar based retail sales totaling approximately $271.9 million in our Second Quarter versus approximately $305.8 million in total U.S. dollar based retail sales for the second quarter of last year.   During the six month period ended July 30, 2011 (the “Six Months”), the total U.S. dollar based retail sales of merchandise bearing the Cherokee brand in all licensed territories were 11.7% below the comparable six months period of last year, totaling $574.2 million in the Six Months as compared to $650.4 million in the comparable period of last year.  Most of this decline resulted from a decrease in categories for the Cherokee brand at certain licensees’ stores, particularly Tesco, during the Second Quarter and during our quarterly period ended April 30, 2011 (the “First Quarter”), as compared to the comparable periods of last year.

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

During the Second Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $148.0 million compared to approximately $143.6 million for the second quarter of last year, or an increase of 3.1%.  As a consequence, our royalty revenues for the Second Quarter from Target Stores increased 2.0% compared to the comparable period last year.

Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand, which for the Second Quarter and last year’s comparable period included the U.K., Ireland, Poland, the Czech Republic, Hungary and Slovakia, were $60.0 million in our Second Quarter, compared to $113.1 million in the second quarter of last year, representing a total decline of 46.9%.  This decline was due to a reduction of Cherokee branded product categories in the UK and Central European countries during the Second Quarter as compared to the second quarter of the prior year.  Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 49.2% in the Second Quarter as compared to the comparable period in the prior year.  Hence, retail sales in U.S. dollars for the United Kingdom totaled $42.3 million in the Second Quarter, as compared to $76.4 million in the second quarter of last year.  The Tesco Central European countries of the Czech Republic, Slovakia, Poland and Hungary, as measured in their respective local currencies, reflected decreases in retail sales ranging from 50% to 52%.  As a consequence the collective U.S. dollar based retail sales from Tesco Central Europe for the Second Quarter were $13.9 million, as compared to $28.3 million in the second quarter of last year.

Zeller’s retail sales of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $23.3 million during the Second Quarter compared to $19.1 million for the second quarter of last year, representing a 22.4% increase.  This increase was due to an expansion in product categories for the Cherokee brand.

Despite the difficult retail environment, the fluctuation of the U.S. dollar in the First Quarter and Second Quarter and the decline of product categories for certain licensees, on a U.S. dollar basis we experienced retail sales increases with several other of our smaller licensees, including in the countries of China, Mexico, South Africa, Israel, Chile and India.  We expect that several of our licensees may continue to show growth throughout Fiscal 2012 and we expect our licensee in Japan to begin selling Cherokee branded products later this year.

Royalty Revenues and Expenses

Royalty revenues were $6.7 million and $13.6 million during the Second Quarter and the Six Months, respectively, which were $0.8 million and $2.1 million less than the $7.5 million and $15.7 million reported during the comparable periods of last year.  Revenues from the Cherokee brand were $5.7 million and $11.8 million during the Second Quarter and Six Months, respectively, as compared to $6.6 million and $13.8 for the comparable periods of last year.  The decline was principally due to a decrease in royalty revenues from Tesco during the Second Quarter and during the Six Months.  During the Second Quarter and Six Months, revenues of $2.8 million and $6.6 million, respectively, were recognized from Target Stores compared to $2.7 million and $6.5 million for the comparable periods last year.  This accounted for 42% and 48% of our total revenues for the Second Quarter and Six Months, respectively, versus 36% and 42% for the comparable periods last year.

Revenues from all of the Tesco countries were $1.2 million and $2.1 million during the Second Quarter and Six Months, respectively, compared to $2.6 million and $4.9 million for the comparable periods last year.  Royalty revenues from Tesco U.K. totaled $0.8 million and $1.4 million during the Second Quarter and Six Months, respectively, as compared to $1.7 million and $3.3 million for the comparable periods last year.  The decline in royalties from Cherokee branded products in all other Tesco countries (Ireland, Central Europe and Turkey) during the Second Quarter and Six Months was about 55.9% and 51.1%, respectively.  This resulted in royalties of $0.4 million and $0.8 million for the Second Quarter and Six Months, respectively, as compared to $0.7 million and $1.6 million for the comparable periods of last year.  The decrease in royalties from the Central European Tesco territories is due primarily to the decrease in several Cherokee branded product categories for apparel during the Second Quarter and Six Months as compared to the comparable periods of last year.

Revenues from Zellers increased 6.9% and 13.2% during the Second Quarter and Six Months, respectively, resulting in royalties of $480,000 and $916,000 compared to $381,000 and $774,000 for the comparable periods last year.  Royalty revenues from our retail direct licensee in Mexico, Comercial Mexicana, totaled $207,000 and $398,000 during the Second Quarter and Six Months, respectively, as compared to $175,000 and $333,000 in royalty revenues for the comparable periods of last year.

Second Quarter and Six Months revenues also included $263,000 and $500,000, respectively, from TJX (per our licensing contract for the Carole Little brands), as compared to $315,000 and $688,0000 for the comparable periods last year, due to lower retail sales of Carole Little branded products during the First Quarter and the Second Quarter.  Revenues from our brand representation licensing arrangements totaled $539,000 in our Second Quarter and $1.1 million in the Six Months, as compared to $539,000 and $1.1 million, respectively, in the comparable periods last year.

Revenues from licensees of both Cherokee and Sideout brands, such as Tesco and Zellers, were collectively $3.0 million and $5.3 million during the Second Quarter and Six Months compared to $3.9 million and $7.4 million for the comparable periods last year.  This decrease is primarily due to the decrease in Cherokee branded product categories in Tesco Central Europe and the current difficult retailing environment globally.  The Company’s products are sold in various countries and the fluctuation of the US dollar compared to the local currency in which the sale is transacted results in either increased or decreased revenues to Cherokee. During the second quarter and the sixth months ended, the overall weakening of the US dollar resulted in increased revenues to the Company.

Royalty revenues during the Second Quarter of Fiscal 2012 benefited from higher royalty rates than the second quarter of Fiscal 2011 pursuant to our contracts with Tesco and Target during the period because the cumulative retail sales during the Second Quarter had not exceeded the applicable thresholds for reduced royalty rates during Fiscal 2012.  In the event that cumulative retail sales in future quarters in Fiscal 2012 do exceed the applicable thresholds for reduced royalty rates, we will then be paid at a reduced royalty rate on incremental retail sales by Target and Tesco that are in excess of such thresholds.

We believe that our future revenues from Target, for the remaining six months of Fiscal 2012, will likely be higher when compared to the revenues from Fiscal 2011 during such period, as we expect our presence in certain apparel categories at Target may continue to grow.  In January 2011, Target entered into an agreement with Zellers to acquire leasehold interests in approximately 220 stores for $1.83 billion, allowing Target to open its first stores in Canada beginning in 2013. Target expects to open 150 stores throughout Canada in 2013. Discussions regarding the transition of our agreement with Zellers to Target are in process. Unless and until a new agreement is reached, sales in Canada during Fiscal 2012 will be governed by the contract already in place with Zellers.

Based on Tesco’s sales of Cherokee branded products in Fiscal 2011 and the Six Months, we believe that our revenues during the remainder of Fiscal 2012 from Tesco will probably be lower when compared to the revenues from Fiscal 2011.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $6.1 million as of the end of the Second Quarter included accrual for revenues earned from Target Stores, Zeller’s, Tesco, TJX and other licensees that are expected to be received in the month or 45 days following the end of the Second Quarter.

Selling, general and administrative expenses for the Second Quarter and Six Months were $3.95 million and $7.26 million, or 59.4% and 53.4% of revenues, respectively, in comparison to selling, general and administrative expenses of $3.36 million and $6.73 million, or 44.9% and 42.8%, respectively, of revenues during the comparable periods last year.  The changes in our selling, general and administrative expenses, including the increase of about $0.5 million during the Second Quarter as compared to the second quarter of last year, resulted from the following factors: (i) significantly higher marketing and creative service related expenses; (ii) an increase in personnel expenditures from additional hires and a bonus to our Chief Executive Officer; and (iii) the elimination of salary and bonus to our former Executive Chairman.

During the Second Quarter and Six Months, our investment and interest income were $2,000 and $22,000, respectively, as compared to $3,000 and $7,000 for the comparable periods last year.

During the Second Quarter and Six Months, we recorded a tax provision of $966,000 and $1,309,000, respectively, which equates to an unusually low effective tax rate of 36.6% and 21%, compared to a tax provision of $1.7 million and $3.6 million and a more typical effective tax rate of 40.0% and 40.1%, respectively, and recorded for the comparable periods last year. The tax provision in the First Quarter was offset by a tax benefit of $1.2 million that resulted from the payment to us of a refund from the California Franchise Tax Board of $2.0 million plus interest.  The refund related to fiscal 2004 through fiscal 2008 tax years, and we do not currently expect to receive similar tax benefits in future periods.  During the Second Quarter and Six Months, our net income was $1.7 million and $4.9 million, or $0.20 and $0.58 per diluted share, respectively, compared to $2.5 million and $5.4 million, or $0.28 and $0.61 per diluted share, respectively, for the comparable periods last year.

Amendment to our Employment Agreement with our Chief Executive Officer

On July 27, 2011, the Compensation Committee (the “Committee”) of our Board of Directors approved an amendment (the “Amendment”) to that certain employment agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp, our Chief Executive Officer, as previously amended on January 28, 2011 and on April 13, 2011 (as amended to date, the “Employment Agreement”) and to that certain Stock Option Agreement, dated as of August 26, 2010, by and between Cherokee and Mr. Stupp, as previously amended on January 28, 2011 (as amended to date, the “Option”).

Pursuant to the Amendment:

(i)            The Employment Agreement, pursuant to which Mr. Stupp purchased 81,967 shares of Cherokee’s Common Stock for investment proceeds of $1,500,000 on August 26, 2010 and which previously required Mr. Stupp to purchase an additional number of Cherokee’s Common Stock for investment proceeds of $400,000 on or before July 31, 2011 and which further required Mr. Stupp to purchase an additional number of Cherokee’s Common Stock for investment proceeds of $400,000 on or before January 31, 2012 (such shares, collectively, the “Subsequent Shares”), was amended to provide that Mr. Stupp is to purchase the Subsequent Shares in four equal installments of $200,000 on or before August 1, 2011, October 31, 2011, January 31, 2012 and April 30, 2012; and

(ii)           The Option, which is exercisable for up to 300,000 shares of Cherokee’s Common Stock subject to vesting in annual installments, and which previously required Mr. Stupp to forfeit 75,000 of the shares subject to the Option in each event where Mr. Stupp does not acquire the Subsequent Shares on or before July 31, 2011 and January 31, 2012, respectively, for a total of 150,000 shares subject to the Option subject to forfeiture, was amended to provide that such 150,000 shares subject to the Option shall instead be forfeited in installments of 37,500 in the event that the investments in the Subsequent Shares by Mr. Stupp contemplated by the Amendment do not occur on or before August 1, 2011, October 31, 2011, January 31, 2012 and April 30, 2012, respectively.

The descriptions of the Employment Agreement and the Option were previously reported in Cherokee’s Current Reports on Form 8-K, which were filed with the Securities and Exchange Commission (the “Commission”) on September 1, 2010 and January 31, 2011, and in Cherokee’s Annual Report on Form 10-K, which was filed with the Commission on April 14, 2011, and is incorporated herein by reference.

Pursuant to the Employment Agreement, on July 28, 2011, Mr. Stupp purchased 12,562 shares of Cherokee’s common stock at a per share price of $15.92 (which was equal to the closing price of Cherokee’s common stock on such date), for aggregate proceeds of approximately $200,000.

Liquidity and Capital Resources

Cash Flows.  On July 30, 2011, we had cash and cash equivalents of $10.5 million.  On January 29, 2011, we had cash and cash equivalents of $9.6 million.  The $0.9 million increase in cash and cash equivalents during the Second Quarter is primarily attributable to our receipt of $2.0 million tax refund plus interest from the California Franchise Tax Board and our receipt of $10 million from US Bank pursuant to our term loan.  This increase was partially offset by the payment to our former Chief Executive Officer of $7.6 million for the repurchase of common stock and our payment to him of a previously accrued bonus of $1.8 million during the First Quarter.

During the Six Months, cash provided by our operations was $3.4 million, compared to cash provided by our operations of $4.8 million for the six months ended last year.  The cash provided by operations of $3.4 million during the Six Months was primarily due to the changes in:  (i) accrued compensation, which was reduced by $4.2 million in the Six Months, as compared to a decrease of $1.5 million in the comparable period last year; (ii) accounts receivable, which decreased by $0.5 million in the Six Months, as compared to an decrease of $0.2 million in the comparable period last year; (iii) a decrease in tax receivable of $1.1 million in the Six Months, as compared to an increase of $2,000 in the comparable period last year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $389,000 in the Six Months as compared to $269,000 in the comparable period last year, and our deferred tax assets decreased by $656,000 in the Six Months, as compared to a decrease of $136,000 last year.

Cash used by investing activities during the Six Months was $307,000, which was comprised of $133,000 of capital expenditures of office equipment, and $174,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the six months ended last year, cash used by investing activities was $188,000, which was comprised of $17,000 of capital expenditures of office equipment, and $171,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $2.2 million during the Six Months, which consisted of proceeds of $10 million from the Term Loan, and the investment of $200,000 by our Chief Executive Officer in our Common Stock pursuant to his employment agreement, offset by payments of $1.5 million for the Term Loan, the payment of two dividends totaling $3.4 million and the payment of $7.6 million for the repurchase and retirement of stock.  In comparison, during the comparable period last year cash used in financing activities was $6.7 million, which consisted of the payment of two dividends during this period.

Uses of Liquidity. We anticipate that our cash requirements through the end of Fiscal 2012 are primarily to fund operations, trademark registration expenses, capital expenditures, selectively expand our brand portfolio and, if adequate, and, at the discretion of our Board, to pay dividends and/or potentially repurchase shares of our common stock.  Our Board may reduce or discontinue payment of dividends at any time for any reason deemed relevant.  Our dividend payments in certain past quarters have exceeded our cash flow from operations, and our dividends may not continue at current levels in future periods unless cash flow from operations increases.  The declaration and payment of any future dividends or repurchase of shares of our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flow, capital expenditures and other factors deemed relevant by our Board.

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

On February 16, 2011 (the “Effective Date”), Cherokee and U.S. Bank National Association (the “Bank”) entered into a Term Loan Agreement (the “Loan Agreement”). Pursuant to the Loan Agreement, on the Effective Date, Cherokee borrowed $10,000,000 in principal from the Bank (the “Loan”). The Loan is evidenced by a term note in the principal amount of $10,000,000, a security agreement, a California judicial reference agreement and a continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC (collectively, with the Loan Agreement, the “Loan Documents”).  On September 6, 2011, we entered into an amendment to the Loan Agreement to (i) modify the covenants relating to, and related definitions of, the “fixed charge coverage ratio” and “tangible net worth” as such terms are defined in the Amendment, and (ii) modify the covenant relating to the Company’s ability to make certain permitted acquisitions under the Loan Agreement, such that the Company is now permitted, subject to certain conditions, to consummate acquisitions in any fiscal year in amounts below $5,000,000 or in amounts below $10,000,000 in the aggregate while the Loan is outstanding. As of July 30, 2011, our outstanding principal balance under the Loan Agreement was $8.5 million.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of July 30, 2011, we had $8.5 million in long term debt obligations under our Term Loan Agreement entered into during the First Quarter.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material affect on our results of operations or cash flow.  For Fiscal 2011, revenues from international licensing comprised 46.7% of our consolidated revenues.  For the Six Months, international licensing royalties comprised 39.2% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected the Six Months revenues by approximately $0.5 million, which represents 3.9% of the total revenues reported for the Six Months.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of July 30, 2011.

(b) Changes in internal controls.  Management determined that as of July 30, 2011, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is largely dependent on royalties from two licensees, Target and Tesco, which accounted for 42.1% and 27.1%, respectively, of our consolidated licensing revenues in Fiscal 2011, and accounted for 48.4% and 15.6%, respectively, of our Six Months licensing revenues.

During Fiscal 2011, 42.1% of our licensing revenues were generated from Target and 27.1% of our licensing revenues were generated from Tesco.  For the Six Months, 48.4% and 15.6%, respectively, of our licensing revenues were generated from Target and Tesco.  We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement.  We are unsure whether we would be able to replace the royalty payments received from Target and Tesco. The termination of either of these license agreements would have a material adverse effect upon our revenues and cash flow. Together, these two licensees accounted for 69.2% of our consolidated licensing revenues in Fiscal 2011 and accounted for 64.0% of our consolidated licensing revenues in our Six Months.

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

In February 2011 we consummated a debt financing of $10,000,000 in principal in order to enable us to meet our payment obligations to our former Executive Chairman.

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

In order to repay the Margolis Notes and meet our other obligations to Mr. Margolis under the Separation Agreement, on February 16, 2011, we entered into a term loan agreement with U.S. Bank (the “Bank”), as amended on September 6, 2011, pursuant to which we borrowed $10,000,000 in principal (the “Loan Facility”) and which bears interest at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, a selected by Cherokee pursuant to the terms of the Loan Facility.  The Loan Facility is to be repaid in equal monthly installments of $277,778 over the next three years following the date of the loan.  The Loan Facility is secured by all of Cherokee’s assets and guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC.

We may not pay dividends regularly or at all in the future.

Although we have paid dividends during each quarter since December 2003, and including during the first and second quarters of Fiscal 2012, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.  In Fiscal 2011, we paid a total of $13.5 million in dividends, which was materially greater than our net income of $7.7 million for Fiscal 2011.  In recognition of the fact that our payment of dividends could not continue at historical levels beyond Fiscal 2011 unless cash flow from operations increases substantially, on January 31, 2011, we announced that we further reduced our future quarterly dividend payments from $0.38 per share to $0.20 per share, which more closely aligned our dividend payments with our expected cash flow from operations while allowing us to retain a portion of our cash flow to satisfy our debt obligations and to invest in our business.  Should our future dividend payments exceed our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments.  Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our employment agreement with Henry Stupp, as amended (the “Employment Agreement”), on July 28, 2011, Mr. Stupp purchased 12,562 shares of Cherokee’s common stock (the “July 2011 Shares”) at a per share price of $15.92 (which was equal to the closing price of Cherokee’s common stock on such date), for aggregate proceeds of approximately $200,000. Mr. Stupp previously purchased 81,967 shares of Cherokee’s Common Stock (the “Initial Shares”) for investment proceeds of $1,500,000 on August 26, 2010 pursuant to the Employment Agreement. Pursuant to the Employment Agreement, Mr. Stupp has agreed to purchase, and Cherokee has agreed to sell, an additional $600,000 in Cherokee’s Common Stock, in three installments of $200,000 to occur on or before October 31, 2011, January 31, 2012 and April 30, 2012. The amount of shares to be purchased by Mr. Stupp in such transactions are to equal that number of shares of Cherokee’s common stock equal to $200,000, divided by the closing sale price of Cherokee’s common stock on the date of such purchase and sale (the “Subsequent Shares” and, together with the Initial Shares and the July 2011 Shares, the “Shares”). Mr. Stupp has agreed to certain “lock up” restrictions regarding his ability to resell or otherwise dispose of any of the Shares as set forth in the Employment Agreement. Pursuant to the Employment Agreement, Cherokee has agreed to file with the SEC a registration statement, or registration statements if necessary, on an appropriate form(s) to effect the registration for resale of both the Shares and the shares of Common Stock that may be acquired upon exercise of the option granted to Mr. Stupp pursuant to the Employment Agreement. The Company intends to use the proceeds from the sales of the Shares to Mr. Stupp as working capital.

Issuer Repurchases of Common Stock

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock.  Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and during the Second Quarter as are described below, as of July 30, 2011 we have used cash of $7.9 million to repurchase and retire a total of 741,516 shares of our common stock since the stock repurchases were authorized (excluding our one-time repurchase of 400,000 shares of our common stock held by affiliates of our former Executive Chairman, discussed below and in our Annual Report on Form 10-K for Fiscal 2011).  Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2012 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock.

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

On January 28, 2011, we entered into a separation agreement with our former Executive Chairman, Robert Margolis, pursuant to which we irrevocably committed to repurchase 400,000 shares of our common stock from Mr. Margolis or his affiliates at a price of $18.15 per share, or $7.26 million in total.  The repurchase was consummated on February 7, 2011.  On February 17, 2011, we retired the 400,000 repurchased shares.

During the First Quarter we did not repurchase any shares of our common stock.  During the Second Quarter, we purchased and retired 24,000 shares of our common stock at an average price of $16.47.

Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Shares that May Yet Be Purchased Under the Plans or Programs

May 1, 2011 – May 31, 2011	—		—	690,284

June 1, 2011 – June 30, 2011	—		—	690,284

July 1, 2011 – July 30, 2011	24,000	$16.47	24,000	666,284

Total	24,000		24,000	666,284

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.   OTHER INFORMATION

Amendment and Restatement of Bylaws

As previously reported in our Current Report on Form 8-K, which was filed with the Commission on June 28, 2011, on June 22, 2011, our Board of Directors adopted Amended and Restated Bylaws (the “Restated Bylaws”). The amendment and restatement of the Bylaws, which is effective as of June 22, 2011, includes provisions regarding communication and disclosure by stockholders to the Company in connection with the Company’s annual meeting, as well as enhanced procedural and forum mechanics and other provisions intended to reflect changes in law and practice in recent years. Pursuant to the Restated Bylaws, and as set forth in Section 2.11 thereof, a stockholder wishing to nominate a director for service on our Board of Directors must provide timely notice in writing to Cherokee’s Secretary. To be timely, in the case of a stockholder seeking to have a nomination included in our proxy statement or information statement, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not less than 120 days or more than 180 days prior to the first anniversary of the date on which we first mailed our proxy materials for the previous year’s annual meeting of stockholders. However, if we did not hold an annual meeting the previous year, or if the date of our annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting, then to be timely, notice by the stockholder must be delivered to the Secretary at our principal executive offices not later than the close of business on the later of (i) the 90th day prior to such annual meeting or (ii) the 15th day following the day on which public announcement of the date of such meeting is first made. If the stockholder is not seeking inclusion of the nomination in our proxy statement or information statement, timely notice consists of a stockholder’s notice delivered to or mailed and received at our principal executive offices not less than 90 days prior to the date of the annual meeting.

Amendment to Loan Agreement

On February 16, 2011, Cherokee and U.S. Bank National Association (the “Bank”) entered into a Term Loan Agreement (the “Loan Agreement”). Pursuant to the Loan Agreement, Cherokee borrowed $10,000,000 in principal from the Bank (the “Loan”). The Loan is to be repaid in equal monthly installments of $277,778 plus interest over three years, with the balance due at maturity, and with interest on the Loan calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $3,000,000 or in excess of $6,000,000 in the aggregate while the Loan is outstanding. Further, as collateral for the Loan, the Company granted a security interest in favor of the Bank in all of Cherokee’s assets, and the Loan is guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC. Proceeds from the Loan were primarily used to satisfy the Company’s promissory note payable to our former Executive Chairman. On September 6, 2011, we entered into an amendment to the Loan Agreement to (i) modify the covenants relating to, and related definitions of, the “fixed charge coverage ratio” and “tangible net worth” as such terms are defined in the Amendment, and (ii) modify the covenant relating to the Company’s ability to make certain permitted acquisitions under the Loan Agreement, such that the Company is now permitted, subject to certain conditions, to consummate acquisitions in any fiscal year in amounts below $5,000,000 or in amounts below $10,000,000 in the aggregate while the Loan is outstanding.

ITEM 6.  EXHIBITS

(a)             Exhibits

Exhibit Number	Description of Exhibit
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Cherokee’s Current Report on Form 8-K, filed with the Commission on June 28, 2011).
10.1

Third Amendment to Employment Agreement, by and between Cherokee Inc. and Henry Stupp, dated as of July 28, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee’s Current Report on Form 8-K filed with the Commission on August 2, 2011).

10.2*	First Amendment to Term Loan Agreement, by and between Cherokee and U.S. Bank National Association, dated as of September 6, 2011.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 29, 2011 and July 30, 2011; (ii) Consolidated Statement of Operations for the three months and six months ended July 31, 2010 and July 30, 2011; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended July 30, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended July 31, 2010 and July 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

*              Filed herewith.

†              Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 8, 2011

CHEROKEE INC.

By:
/s/ Henry Stupp

Henry Stupp
Chief Executive Officer (Principal Executive Officer)

By:
/s/ Mark DiSiena

Mark DiSiena
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)