Form 10-Q
period 2011-10-29
CHEROKEE INC
filed 2011-12-08
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2011.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 8, 2011
Common Stock, $.02 par value per share	8,387,168

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	October 29, 2011	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$7,957,000	$9,587,000
Receivables, net	5,758,000	6,644,000
Income taxes receivable	366,000	1,378,000
Prepaid expenses and other current assets	152,000	94,000
Deferred tax asset	478,000	1,240,000
Total current assets	14,711,000	18,943,000
Deferred tax asset	1,436,000	1,344,000
Property and equipment, net	277,000	173,000
Trademarks, net	5,883,000	6,709,000
Other assets	66,000	14,000
Total assets	$22,373,000	$27,183,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$827,000	$932,000
Deferred revenue - current	368,000	386,000
Accrued compensation payable	361,000	4,314,000
Income taxes payable	208,000	1,010,000
Accrued dividends	1,677,000	1,699,000
Deferred tax liability — current	51,000	—
Promissory note	—	7,260,000
Short term debt	417,000	—
Total current liabilities	3,909,000	15,601,000
Long term liabilities:
Deferred revenue — non current	299,000	549,000
Deferred tax liability — non current	38,000	—
Long term debt	7,222,000	—
Total liabilities	11,468,000	16,150,000
Commitments and Contingencies (Note 5)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,387,168 issued and outstanding at October 29, 2011 and 8,896,154 issued and 8,496,154 outstanding at January 29, 2011	167,000	177,000
Additional paid-in capital	19,285,000	18,517,000
Retained earnings (deficit)	(8,547,000)	(401,000)
Less: Treasury Stock, Common: 400,000 shares	—	(7,260,000)
Total stockholders’ equity	10,905,000	11,033,000
Total liabilities and stockholders’ equity	$22,373,000	$27,183,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Nine months ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Royalty Revenue	$6,015,000	$7,691,000	$19,615,000	$23,426,000
Selling, general and administrative	4,195,000	3,869,000	11,451,000	10,599,000

Operating income	1,820,000	3,822,000	8,164,000	12,827,000

Other income:
Interest expense	(64,000)	—	(198,000)	—
Interest income	2,000	3,000	24,000	10,000

Total other income	(62,000)	3,000	(174,000)	10,000

Income before income taxes	1,758,000	3,825,000	7,990,000	12,837,000
Income tax provision	709,000	1,545,000	2,018,000	5,162,000

Net income	$1,049,000	$2,280,000	$5,972,000	$7,675,000

Basic earnings per share	$0.12	$0.26	$0.70	$0.87

Diluted earnings per share	$0.12	$0.26	$0.70	$0.87

Weighted average shares outstanding
Basic	8,419,473	8,882,493	8,476,469	8,836,956

Diluted	8,421,385	8,914,883	8,479,838	8,871,295

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Treasury	Additional Paid-in	Retained
	Shares	Par Value	Stock	Capital	Earnings (Deficit)	Total
Balance at January 29, 2011	8,496,154	$177,000	(7,260,000)	$18,517,000	$(401,000)	$11,033,000
Stock-based compensation	—	—	—	544,000	—	544,000
Stock options exercised	10,000	—	—	161,000	—	161,000
Stock expirations	—	—	—	(52,000)	—	(52,000)
Stock issuance	12,562	—	—	200,000	—	200,000
Stock repurchases	(131,548)	—	(1,885,000)	—	—	(1,885,000)
Stock retirement	—	(10,000)	9,145,000	(85,000)	(9,050,000)	—
Dividends declared and paid	—	—	—	—	(5,068,000)	(5,068,000)
Net income	—	—	—	—	5,972,000	5,972,000

Balance at October 29, 2011	8,387,168	$167,000	—	$19,285,000	$(8,547,000)	$10,905,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	October 29, 2011	October 30, 2010
Operating activities
Net income	$5,972,000	$7,675,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	27,000	—
Depreciation and amortization	67,000	56,000
Amortization of trademarks	1,026,000	1,107,000
Deferred income taxes	759,000	148,000
Stock-based compensation	544,000	506,000
Changes in current assets and liabilities:
Accounts receivable	859,000	(174,000)
Prepaid expenses and other assets	(110,000)	(23,000)
Income taxes receivable	1,012,000	(93,000)
Accounts payable	(105,000)	230,000
Deferred revenue	(268,000)
Accrued compensation	(3,953,000)	(726,000)
Income taxes payable and other accrued liabilities	(866,000)	(471,000)

Net cash provided by operating activities	4,964,000	8,235,000

Investing activities
Purchase of property and equipment	(172,000)	(38,000)
Purchase of trademarks, registration and renewal costs	(200,000)	(218,000)

Net cash used in investing activities	(372,000)	(256,000)

Financing activities
Proceeds from term loan	10,000,000
Payment of term loan	(2,370,000)
Proceeds from exercise of stock options	161,000
Issuance of common stock	200,000	1,500,000
Repurchase of common stock	(1,885,000)
Payment of short term notes payable	(7,260,000)
Dividends	(5,068,000)	(10,078,000)

Net cash provided by (used in) financing activities	(6,222,000)	(8,578,000)

Decrease in cash and cash equivalents	(1,630,000)	(599,000)
Cash and cash equivalents at beginning of period	9,587,000	9,419,000

Cash and cash equivalents at end of period	$7,957,000	$8,820,000

Cash paid during period for:
Income taxes	$838,000	$5,019,000

Declaration of dividends	$1,677,000	$3,381,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 29, 2011 and for the three and nine month periods ended October 29, 2011 and October 30, 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  The accompanying consolidated balance sheet as of January 29, 2011 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and nine month period ended October 29, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended April 30, 2011; the term “Second Quarter” refers to the three months ended July 30, 2011; the term “Third Quarter” refers to the three months ended October 29, 2011;  the term “Nine Months” refers to the nine months ended October 29, 2011; the term “Fiscal 2012” refers to our fiscal year ending January 28, 2012; the term “Fiscal 2011” refers to our most recent past fiscal year ended January 29, 2011; and the term “Fiscal 2010” refers to our past fiscal year ended January 30, 2010.

(2)         Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of our customers, current economic conditions, bankruptcy, and other factors that may affect customers’ ability to pay.

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

Deferred Revenue

Deferred revenues represent licensee revenue royalties paid in advance, the majority of which are non-refundable to the licensee.  Historically, deferred revenue was combined with accounts payable; however, beginning with the Third Quarter deferred revenue will be presented separately as current and non-current items on our balance sheet.  The values and timing of recognition of deferred revenues are outlined in our license agreements.

Deferred revenues and reclassification to accounts payable consisted of the following:

	October 29, 2011	July 30, 2011	April 30, 2011	January 29, 2011
Accounts payable, previously reported	$ N/A	$1,841,000	$1,363,000	$1,867,000
Deferred revenue, current (reclassified)	368,000	218,000	139,000	386,000
Deferred revenue, non-current (reclassified)	299,000	449,000	562,000	549,000
Accounts payable, (reclassified)	826,000	1,174,000	662,000	932,000

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended October 29, 2011 and October 30, 2010:

	October 29, 2011		October 30, 2010
	3 Months	9 Months	3 Months	9 Months
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$1,049,000	$5,972,000	$2,280,000	$7,675,000

Denominator:
Denominator for net income per common share — weighted average Shares	8,419,473	8,476,469	8,882,493	8,836,956
Effect of dilutive securities:
Stock options	1,913	3,369	32,390	34,339

Denominator for net income per common share, assuming dilution: Adjusted weighted average shares and assumed exercises	8,421,386	8,479,838	8,914,883	8,871,295

The diluted weighted average number of shares for the three month periods ended October 29, 2011 and October 30, 2010 excludes 1,043,000 and 337,019, respectively, shares of common stock issuable on the exercise of stock options that have an exercise price above the average market price (“anti-dilutive”) for the period because such stock options outstanding were anti-dilutive. The diluted weighted average number of shares for the nine month periods ended October 29, 2011 and October 30, 2010, respectively, excludes 619,163 and 197,982 shares, respectively, of common stock issuable on the exercise of stock options because such options were anti-dilutive.

Significant Contracts

Our most significant contract is our retail direct licensing agreements with Target Stores, a subsidiary of Target Corp. (“Target”) for the Cherokee brand in the United States

In 1997, we entered into an agreement with Target that grants Target the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. The current terms of our relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 (the “Restated Target Agreement”).  The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise.  The term of the Restated Target Agreement continues through January 31, 2013.  However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for the preceding fiscal year, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the Restated Target Agreement during February of the calendar year prior to termination.  Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise.

We also have other licensing agreements regarding our brands, including with:  (i) Tesco for our Cherokee brand in the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey; (ii) Zellers for our Cherokee brand in Canada; (iii) Nishimatsuya for our Cherokee brand in Japan; (iv) RT Mart for our Cherokee brand in China; (v) Arvind for our Cherokee brand in India; (vi) Magnit for our Cherokee brand in Russia; (vii) TJX Companies for our Carole Little and St. Tropez-West brands in the U.S. and other select countries; and (viii) a number of other international license agreements for our Cherokee brand.   For a more complete description of our license agreements and other commercial agreements, please see our Annual Report on Form 10-K for Fiscal 2011, which was filed with the Securities and Exchange Commission (the “Commission) on April 14, 2011.

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

The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended at the June 13, 2006 with the adoption of the 2006 Plan by the Company’s Stockholders at the June 2006 Annual Meeting of Stockholders.  Under the 2003 Plan, the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards.  The maximum number of shares which may be subject to granted under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) administers the 2003 Plan with respect to grants to independent directors.  Awards under the 2003 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2003 Plan.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or the Committee.  The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the First Quarter, we granted to non-employee directors and certain employees stock options with a seven-year term to purchase 30,000 shares of our common stock at an exercise price of $17.21 per share (the closing price on the date of grant) pursuant to the 2003 Plan.  We did not make any grants under the 2003 Plan during either the Second Quarter or the Third Quarter.  As of October 29, 2011, there were 45,315 shares available for issuance under the 2003 Plan.  In the event that any outstanding option under the 2003 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 28, 2016.

The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders and amended at the June 2010 Annual Meeting of Stockholders, under which the Company is authorized to grant up to 750,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards.  The maximum number of shares that may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000.  The principal purposes of the 2006 Plan is to provide an additional incentive for our directors, employees and consultants and its subsidiaries to further our growth development and financial success and to enable us to obtain and retain their services.  The Committee administers the 2006 Plan with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors.  Under the 2006 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee.  The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options During the First Quarter, we granted to certain employees stock options with a seven-year term to purchase 256,000 shares of our common stock at an exercise price of $17.21 per share (the closing price on the date of grant) pursuant to the 2006 Plan.  We did not make any grants under the 2006 Plan during the Second Quarter.  During the Third Quarter, we granted to certain employees stock options with a seven-year term to purchase 30,000 shares of our common stock at an exercise price of $11.99 per share (the closing price on the date of grant) pursuant to the 2006 Plan.  As of October 29, 2011, there were 195,500 shares available for issuance under the 2006 Plan.  In the event that any outstanding option granted under the 2006 Plan expires or is terminated, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

Stock-based compensation expense recognized for the Nine Months was $544,000, as compared to $506,000 for the comparable period in the prior year.

The estimated fair value of options granted during Fiscal 2012 and Fiscal 2011 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2012	Fiscal 2011
Expected Dividend Yield	4.65% to 6.67%	7.2%
Expected Volatility	49.28% to 51.21%	58.8%
Avg. Risk-Free Rate	1.1%	2.1%
Expected Life (in years)	4.5 to 5.0	4.8

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

A summary of activity for the Company’s stock options for the Nine Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 29, 2011	949,444	$18.76
Granted	316,000	$16.71
Exercised	(10,000)	$16.08
Canceled/forfeited	(182,444)	$19.84

Outstanding, at October 29, 2011	1,073,000	$18.18	4.69	$35,100

Vested and Exercisable at October 29, 2011	375,994	$19.73	3.01	$—

Non-vested and not exercisable at October 29, 2011	697,006	$17.34	5.25	$35,100

As of October 29, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2,095,000, which is expected to be recognized over a weighted average period of approximately 3.30 years.  The total fair value of all options which vested during the Nine Months was $538,000.

Trademarks

During the Third Quarter and Nine Months, the Company did not acquire any trademarks, nor were there any trademark acquisitions during the comparable period last year.  Trademark registration and renewal fees which were capitalized during the Third Quarter and Nine Months totaled $27,000 and $201,000, respectively.  In comparison, for the third quarter and nine months of last year, the total trademark registration and renewal fees capitalized totaled $47,000 and $218,000, respectively.

Income Taxes

Income tax expense recognized for the Third Quarter was $709,000, resulting in an effective tax rate of 40.3%, as compared to 40.4% in the third quarter of last year and compared to 40.2% for the full year of Fiscal 2011. The tax provision in the First Quarter was offset by a tax benefit of $1.2 million that resulted from the payment to us of a refund from the California Franchise Tax Board of $2.0 million plus interest.  The refund related to fiscal 2004 through fiscal 2008 tax years.  Additionally, for tax years beginning in 2011, California provides for the election of a single factor apportionment formula.  The effect of this election resulted in a tax provision decrease of approximately $187,000 during the Nine Months.

The Company files U.S. federal and state income tax returns.  For our federal income tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to Fiscal 2011.   With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2008.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our income tax reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income.  As of January 29, 2011 and October 29, 2011, respectively, accrued interest on a gross basis was $110,000 and $127,000.

As of January 29, 2011 and October 29, 2011, respectively, the total amount of gross unrecognized tax benefits was approximately $1.1 million and $0.9 million, of which approximately $0.9 and $0.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  It is reasonably possible that $0.7 million of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain positions. The expected net impact of the changes would not have a significant impact on the results of operations or the financial position of the Company.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that will have a material impact on the Company’s financial statements.

(3)         Dividends

On April 30, 2011, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which was paid on June 15, 2011 to stockholders of record as of June 1, 2011.  On July 28, 2011, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which was paid on September 15, 2011 to stockholders of record as of September 1, 2011.  On October 29, 2011, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which is to be paid on December 15, 2011 to stockholders of record on December 1, 2011.

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

The descriptions of the Employment Agreement and the Option were previously reported in Cherokee’s Current Reports on Form 8-K, which were filed with the Commission on September 1, 2010 and January 31, 2011, and in Cherokee’s Annual Report on Form 10-K, which was filed with the Commission on April 14, 2011, and is incorporated herein by reference.

Pursuant to the Employment Agreement, on July 28, 2011, Mr. Stupp purchased 12,562 shares of Cherokee’s common stock at a per share price of $15.92 (which was equal to the closing price of Cherokee’s common stock on such date), for aggregate proceeds of approximately $200,000. Mr. Stupp did not purchase the Subsequent Shares to be purchased on or before October 31, 2011 and, as a result, 37,500 of the shares subject to the Option were forfeited.

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

(5)         Debt

On February 16, 2011, Cherokee and U.S. Bank National Association (the “Bank”) entered into a Term Loan Agreement (the “Original Loan Agreement”). Pursuant to the Original Loan Agreement, Cherokee borrowed $10,000,000 in principal from the Bank (the “Original Loan”). Pursuant to the Original Loan Agreement, the Original Loan was to be repaid in equal monthly installments of $277,778 plus interest over three years, with the balance due at maturity, and with interest on the Original Loan calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Original Loan Agreement contained various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the Original Loan was outstanding. Further, as collateral for the Original Loan, the Company granted a security interest in favor of the Bank in all of Cherokee’s assets, and the Original Loan was guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC.  Proceeds from the Original Loan were primarily used to satisfy the Company’s promissory note payable to our former Chairman.  On September 6 , 2011, we entered into an amendment to the Original Loan Agreement (the “Amendment”) to (i) modify the covenants relating to, and related definitions of, the “fixed charge coverage ratio” and “tangible net worth” as such terms are defined in the Amendment, and (ii) modify the covenant relating to Cherokee’s ability to make certain permitted acquisitions under the Original Loan Agreement, to permit Cherokee, subject to certain conditions, to consummate acquisitions in any fiscal year in amounts below $5,000,000 or in amounts below $10,000,000 in the aggregate while the Original Loan was outstanding.

On December 7, 2011, Cherokee and the Bank entered into an amendment and restatement of the Original Loan Agreement (the “Restated Loan Agreement”).  Pursuant to the Restated Loan Agreement, the Original Loan was refinanced to constitute two term loans, for an aggregate principal amount of $7,000,000 (the “New Loan”) consisting of (i) a term loan in the principal amount of $5,000,000, which loan is to be repaid in full on or before November 30, 2013 (the “Two Year Facility”) and (ii) a term loan in the principal amount of $2,000,000, which loan is to be repaid in full on or before November 30, 2015 (the “Four Year Facility”).  The Two Year Facility does not require principal payments prior it its maturity and bears interest to be paid in monthly installments, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.00% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Four Year Facility requires principal to be repaid in equal monthly installments of $41,666.67, plus interest, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee.  Further, pursuant to the Restated Loan Agreement, (i) we are obligated to maintain cash deposits of at least $5,000,000, (ii) the “tangible net worth” covenant contained in the Original Loan Agreement was eliminated and (iii) the components applicable to the “fixed charge coverage ratio” covenant in the Original Loan Agreement were modified and such ratio was (i) determined to be inapplicable to the Third Quarter, (ii) fixed at 1.25x for the Fourth Quarter (calculated on a quarterly basis), (ii) fixed at 2.75x for the first quarter of our fiscal year ending February 2, 2013 (calculated on a quarterly basis) and (iii) fixed at 1.15x for all future quarters while any portion the New Loan is outstanding (calculated on a trailing twelve month basis).  In addition, a new “quarterly profitability” covenant was added, which covenant (i) is inapplicable to the Third Quarter, and (ii) requires Cherokee to achieve a minimum quarterly net profit (after tax) of $1,000,000 for the Fourth Quarter and each future fourth quarter of subsequent fiscal years, $1,700,000 for each first quarter of subsequent fiscal years, $1,400,000 for each second quarter of subsequent fiscal years and $1,100,000 for each third quarter of subsequent fiscal years, in each case while any portion of the New Loan is outstanding.  Also in connection with, and as a condition to, the Restated Loan Agreement, we repaid approximately $775,000 to the Bank to reduce the total amount outstanding under the Restated Loan Agreement to $7,000,000.

Except as described above, the terms of the Restated Loan Agreement are generally consistent with the terms of the Original Loan Agreement, and the Restated Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the New Loan is outstanding.  The New Loan is evidenced by two term notes in the principal amounts of $2,000,000 and $5,000,000, respectively, a restated security agreement, a restated continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC, and a California judicial reference agreement.

As of October 29, 2011 and January 29, 2011, outstanding borrowings of the Company consist of the following:

	October 29, 2011	January 29, 2011
Promissory Note to former Executive Chairman	—	7,260,000
Term Loan	7,638,887	—
	7,638,887	7,260,000
Less current portion of long-term debt	417,000	(7,260,000)
Long-term portion of debt	7,222,000	—

(6)           Subsequent Events

Amended and Restated Loan Agreement

As described in more detail under Note 5 (“Debt”) above, on December 7, 2011, Cherokee and the Bank entered into an amendment and restatement of the Original Loan Agreement (the “Restated Loan Agreement”).  Pursuant to the Restated Loan Agreement, the Original Loan was refinanced to constitute two term loans, for an aggregate principal amount of $7,000,000 (the “New Loan”) consisting of (i) a term loan in the principal amount of $5,000,000, which loan is to be repaid in full on or before November 30, 2013 (the “Two Year Facility”) and (ii) a term loan in the principal amount of $2,000,000, which loan is to be repaid in full on or before November 30, 2015 (the “Four Year Facility”).  The Two Year Facility does not require principal payments prior it its maturity and bears interest to be paid in monthly installments, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.00% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Four Year Facility requires principal to be repaid in equal monthly installments of $41,666.67, plus interest, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee.  Further, pursuant to the Restated Loan Agreement, (i) we are obligated to maintain cash deposits of at least $5,000,000, (ii) the “tangible net worth” covenant contained in the Original Loan Agreement was eliminated and (iii) the components applicable to the “fixed charge coverage ratio” covenant in the Original Loan Agreement were modified and such ratio was (i) determined to be inapplicable to the Third Quarter, (ii) fixed at 1.25x for the Fourth Quarter (calculated on a quarterly basis), (ii) fixed at 2.75x for the first quarter of our fiscal year ending February 2, 2013 (calculated on a quarterly basis) and (iii) fixed at 1.15x for all future quarters while any portion the New Loan is outstanding (calculated on a trailing twelve month basis).  In addition, a new “quarterly profitability” covenant was added, which covenant (i) is inapplicable to the Third Quarter, and (ii) requires Cherokee to achieve a minimum quarterly net profit (after tax) of $1,000,000 for the Fourth Quarter and each future fourth quarter of subsequent fiscal years, $1,700,000 for each first quarter of subsequent fiscal years, $1,400,000 for each second quarter of subsequent fiscal years and $1,100,000 for each third quarter of subsequent fiscal years, in each case while any portion of the New Loan is outstanding.  Also in connection with, and as a condition to, the Restated Loan Agreement, we repaid approximately $775,000 to the Bank to reduce the total amount outstanding under the Restated Loan Agreement to $7,000,000.

Except as described above, the terms of the Restated Loan Agreement are generally consistent with the terms of the Original Loan Agreement, and the Restated Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the New Loan is outstanding.  The New Loan is evidenced by two term notes in the principal amounts of $2,000,000 and $5,000,000, respectively, a restated security agreement, a restated continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC, and a California judicial reference agreement.

Early Termination of Office Lease

On December 7, 2011, and in anticipation of our relocation of our corporate headquarters pursuant to the New Lease, we entered into an early termination agreement with Lorenz Bondy et al Partners, our existing landlord, with respect to the termination of our existing lease obligations regarding our corporate offices located at 6835 Valjean Avenue, Van Nuys, CA 91406.  In connection with such termination, we negotiated for, and paid, an early termination payment amount that was less than the amount that we would otherwise be required to pay under our former lease agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we make with the Securities and Exchange Commission (the “Commission”), as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights,  the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on one licensee for a substantial portion of our revenues, our dependence on our key management personnel, any adverse determination of claims, liabilities or litigation, the requirements under our term loan with U.S. Bank,  the potential for adverse consequences to our business caused by strategic transaction we may pursue, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods and the volatility in the trading price of our common stock.  Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” in this Report on Form 10-Q or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

Introduction

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q.  See “Item 1. Consolidated Financial Statements” and our Form 10-K for our fiscal year ended January 29, 2011 (“Fiscal 2011”), which was filed with the Commission on April 14, 2011.

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

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. As of October 29, 2011, we had thirty-one continuing license agreements covering both domestic and international markets.  As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

Recent Accounting Pronouncements

We do not believe there are any new accounting pronouncements that would have a material impact on the Company.

Results of Operations

Retail Sales

During the Third Quarter, total U.S. dollar based retail sales of merchandise bearing the Cherokee brand were 12.9% below the total U.S. dollar based retail sales for the third quarter of last year, with U.S. dollar based retail sales totaling approximately $330.6 million in the Third Quarter versus approximately $379.4 million in total U.S. dollar based retail sales for the third quarter of last year.   During the Nine Months, the total U.S. dollar based retail sales of merchandise bearing the Cherokee brand in all licensed territories were 11.9% below the comparable nine months period of last year, totaling $904.8 million in the Nine Months as compared to $1.03 billion in the comparable period of last year.  Most of this decline resulted from a decrease in categories for the Cherokee brand at certain of our licensees’ stores, particularly Tesco, during the Third Quarter, First Quarter, the Second Quarter as compared to the comparable periods of last year.

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

During the Third Quarter and Nine Months, retail sales of Cherokee branded products by Target Stores, totaled approximately $244.5 million and $582.1 million, respectively compared to approximately $211.8 million and $544.8 million for the third quarter and nine months of last year, or an increase of 15.4% and 6.8% respectively.  As a consequence, our royalty revenues for the Third Quarter and Nine Months from Target Stores increased 15.4% and 5.6%, respectively, compared to the comparable periods last year.

Tesco’s U.S. dollar-based retail sales of merchandise bearing the Cherokee brand, which for the Third Quarter and last year’s comparable period included the U.K., Ireland, Poland, the Czech Republic, Hungary and Slovakia, were $22.2 million in our Third Quarter, compared to $105.2 million in the third quarter of last year, representing a total decline of 78.9%.  Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand for the Nine Months was $142.1 million compared to $327.5 million for the comparable period last year, representing a decline of 56.6%.  These declines were due to a reduction of Cherokee branded product categories in the UK and Central European countries during the Third Quarter and Nine Months as compared to the prior periods last year.  Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 75.0% and 55.9% in the Third Quarter and Nine Months respectively, as compared to the comparable periods in the prior year.  Hence, retail sales in U.S. dollars for the United Kingdom totaled $18.0 million and $107.8 million in the Third Quarter and Nine Months, respectively, as compared to $70.8 million and $230.5 million in the third quarter and nine months of last year, respectively.  The Tesco Central European countries of the Czech Republic, Slovakia, Poland and Hungary, as well as Turkey as measured in their respective local currencies, reflected decreases in retail sales ranging from 85% to 91% and 67.1% to 69.4% during the Third Quarter and Nine Months, respectively.  As a consequence, the collective U.S. dollar based retail sales from Tesco Central Europe and Turkey for the Third Quarter and Nine Months were $2.8 million and $29.1 million, respectively, as compared to $24.5 million and $83.2 million in the third quarter and nine months of last year.  While we continue to work with Tesco in an effort to improve the trend of its sales of Cherokee branded products, we cannot provide assurances that additional declines will not be forthcoming.

Zeller’s retail sales of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $30.0 million and $74.9 million during the Third Quarter and Nine Months, respectively, compared to $30.4 million and $68.6 million for the third quarter and nine months of last year, respectively, representing a 1.8% decrease for the Third Quarter and a 9.1% increase for the nine months.

Despite the difficult retail environment, the fluctuation of the U.S. dollar in the First Quarter, Second Quarter and Third Quarter and the decline of product categories for certain licensees, on a U.S. dollar basis we experienced retail sales increases with several other of our smaller foreign licensees, including in the countries of China, Mexico, South Africa, Israel, Chile and India.  We expect that several of our licensees, may continue to show growth during the period ending January 28, 2012 (the “Fourth Quarter”) and we expect our licensee in Japan to begin selling Cherokee branded products in the Fourth Quarter.

Royalty Revenues and Expenses

Royalty revenues were $6.0 million and $19.6 million during the Third Quarter and the Nine Months, respectively, which were $1.7 million and $3.8 million less than the $7.7 million and $23.4 million reported during the comparable periods of last year.  Revenues from the Cherokee branded products were $5.7 million and $17.5 million during the Third Quarter and Nine Months, respectively, as compared to $6.8 million and $20.6 for the comparable periods of last year.  The decline was principally due to a decrease in royalty revenues from Tesco during the Third Quarter and during the Nine Months.  During the Third Quarter and Nine Months, revenues of $3.7 million and $10.2 million, respectively, were recognized from Target Stores compared to $3.2 million and $9.7 million for the comparable periods last year.  This accounted for 61.0% and 52.2% of our total revenues for the Third Quarter and Nine Months, respectively, versus 41.3% and 41.4% for the comparable periods last year.

Revenues from all of the Tesco countries were $0.4 million and $2.6 million during the Third Quarter and Nine Months, respectively, compared to $2.0 million and $7.0 million for the comparable periods last year.  Royalty revenues from Tesco U.K. totaled $0.4 million and $1.7 million during the Third Quarter and Nine Months, respectively, as compared to $1.4 million and $4.8 million for the comparable periods last year.  The decline in royalties from Cherokee branded products in all other Tesco countries (Ireland, Central Europe and Turkey) during the Third Quarter and Nine Months was approximately 86.8% and 61.3%, respectively, which was significantly more than the decline in the U.K.  The decrease in royalties from Tesco is due primarily to a reduction in the number of product categories utilizing the Cherokee brand throughout Tesco’s larger territories (U.K., Central Europe).

Revenues from Zellers decreased 0.5% and increased 10.1% during the Third Quarter and Nine Months, respectively, resulting in royalties of $603,000 and $1.5 million compared to $606,000 and $1.4 million for the comparable periods last year.  Royalty revenues from our retail direct licensee in Mexico, Comercial Mexicana, totaled $196,000 and $595,000 during the Third Quarter and Nine Months, respectively, as compared to $189,000 and $521,000 in royalty revenues for the comparable periods of last year.

Third Quarter and Nine Months revenues also included $143,000 and $643,000, respectively, from TJX (per our licensing contract for the Carole Little brands), as compared to $227,000 and $916,000 for the comparable periods last year, due to lower retail sales of Carole Little branded products during the First Quarter, the Second Quarter and the Third Quarter.  Revenues from our brand representation licensing arrangements totaled $0 in our Third Quarter and $1.1 million in the Nine Months, as compared to $539,000 and $1.6 million, respectively, in the comparable period last year.

Third Quarter and Nine Months revenues from all other licensees not identified above were $1.0 million and $3.0 million, respectively, as compared to $0.9 million and $2.3 million for the comparable periods last year primarily due to increases with new international licensees’ sales.

Revenues from international licensees of both Cherokee and Sideout brands, such as Tesco and Zellers, were collectively $2.1 million and $7.5 million during the Third Quarter and Nine Months compared to $3.7 million and $11.1 million for the comparable periods last year.  This decrease is primarily due to the decrease in Cherokee branded product categories in Tesco Central Europe and the current difficult retailing environment globally.  In several instances, the U.S. dollar weakened and in other instances the U.S. dollar strengthened., Because most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, revenues to Cherokee from sales made in those countries where the U.S. dollar strengthened in relation to the local currency were negatively impacted, and revenues to Cherokee for sales made in those countries where the U.S. dollar weakened in relation to the local currency were positively impacted.

Royalty revenue rates during the Third Quarter were the same as royalty rates in the third quarter of Fiscal 2011 pursuant to our contracts with Tesco and Target during the period because the cumulative retail sales during the Third Quarter had not exceeded the applicable thresholds for reduced royalty rates during our fiscal year ending January 28, 2012 (“Fiscal 2012”) and the same period last year.  In the event that cumulative retail sales in the Fourth Quarter do exceed the applicable thresholds for reduced royalty rates, we will then be paid at a reduced royalty rate on incremental retail sales by Target and Tesco that are in excess of such thresholds.

We believe that our future revenues from Target for the Fourth Quarter, will likely be higher when compared to the revenues from Fiscal 2011 during such period, as we expect our presence in certain apparel categories at Target may continue to grow.  In January 2011, Target entered into an agreement with Zellers to acquire leasehold interests in approximately 220 stores for $1.83 billion, allowing Target to open its first stores in Canada beginning in 2013. Target expects to open 150 stores throughout Canada in 2013. Discussions regarding the transition of our agreement with Zellers to Target are in process. Unless and until a new agreement is reached, sales in Canada during Fiscal 2012 will be governed by the contract already in place with Zellers.

Based on Tesco’s sales of Cherokee branded products in Fiscal 2011 and the Nine Months, we believe that our revenues during the remainder of Fiscal 2012 from Tesco will be lower when compared to the revenues from Fiscal 2011.

We recognize royalty revenues in the quarter earned.  A large portion of such royalty revenues recognized as earned are collected from licensees during the month following the end of a quarter.  Our trade receivables balance of $5.8 million as of the end of the Third Quarter included accrual for revenues earned from Target Stores, Zeller’s, Tesco, TJX and other licensees that are expected to be received in the month or 45 days following the end of the Third Quarter.  The write-offs to the Company’s allowance for doubtful accounts during the Third Quarter were $27,000 due to Mervyn’s bankruptcy, reducing our accounts receivable balance for this customer to zero.

Selling, general and administrative expenses for the Third Quarter and Nine Months were $4.19 million and $11.45 million, or 69.7% and 58.3% of revenues, respectively, in comparison to selling, general and administrative expenses of $3.87 million and $10.60 million, or 50.3% and 45.2%, respectively, of revenues during the comparable periods last year.  The changes in our selling, general and administrative expenses, including the increase of about $0.3 million during the Third Quarter as compared to the third quarter of last year, resulted from the following factors: (i) significantly higher marketing and creative service related expenses; (ii) an increase in personnel expenditures from additional hires; and (iii) the elimination of salary and bonus to our former Executive Chairman.

During the Third Quarter and Nine Months, our investment and interest income were $2,000 and $24,000, respectively, as compared to $3,000 and $10,000 for the comparable periods last year.

During the Third Quarter and Nine Months, we recorded a tax provision of $709,000 and $2,018,000, respectively, which equates to an effective tax rate of 40.3% and 25.3%, respectively, compared to a tax provision of $1.5 million and $5.2 million and a more typical effective tax rate of 40.4% and 40.2%, respectively, and recorded for the comparable periods last year. The tax provision in the First Quarter was offset by a tax benefit of $1.2 million that resulted from the payment to us of a refund from the California Franchise Tax Board of $2.0 million plus interest.  The refund related to fiscal 2004 through fiscal 2008 tax years, and we do not currently expect to receive similar tax benefits in future periods.  During the Third Quarter and Nine Months, our net income was $1.0 million and $6.0 million, or $0.12 and $0.70 per diluted share, respectively, compared to $2.3 million and $7.7 million, or $0.26 and $0.87 per diluted share, respectively, for the comparable periods last year.

New Lease Agreement for Corporate Headquarters

Effective October 13, 2011, we entered into an Office Lease with Tri-Center Plaza, LP (the “Landlord”), pursuant to which the Company has leased certain premises of approximately 10,104 square feet located at 5990 Sepulveda Boulevard, Sherman Oaks, California (the “Premises”) to serve as our corporate headquarters (the “New Lease”). The term of the New Lease is expected to commence on December 15, 2011(the “Commencement Date”), and expires five (5) years after the Commencement Date (the “Term”). The Company has an option to extend the Term for an additional five (5) years.  In addition, the Company has a one-time option to terminate the New Lease after the third year of the New Lease.

The New Lease provides for base rent as follows:

Month of New Lease Term	Monthly Base Rent
1 to 12	$20,713
13 to 24	$21,335
25 to 36	$21,975
37 to 48	$22,634
49 to 60	$23,313

In addition, the Company was required to deliver a $23,312.89 security deposit and is entitled to a rent abatement equal to the Monthly Base Rent for months 2, 13, 25, 37, and 49.

On December 7, 2011, and in anticipation of our relocation of our corporate headquarters pursuant to the New Lease, we entered into an early termination agreement with Lorenz Bondy et al Partners, our existing landlord, with respect to the termination of our existing lease obligations regarding our corporate offices located at 6835 Valjean Avenue, Van Nuys, CA 91406.  In connection with such termination, we negotiated for, and paid, an early termination payment amount that was less than the amount that we would otherwise be required to pay under our former lease agreement.

Liquidity and Capital Resources

Cash Flows.  On October 29, 2011, we had cash and cash equivalents of $8.0 million.  On January 29, 2011, we had cash and cash equivalents of $9.6 million.  The $1.6 million decrease in cash and cash equivalents during the Third Quarter is primarily attributable to our use of funds for stock repurchases and the repayment of debt outstanding under our term loan with U.S. Bank.

During the Nine Months, cash provided by our operations was $5.0 million, compared to cash provided by our operations of $8.2 million for the nine months ended last year.  The cash provided by operations of $5.0 million during the Nine Months was primarily due to the changes in:  (i) accrued compensation, which was reduced by $4.0 million in the Nine Months, as compared to a decrease of $0.7 million in the comparable period last year; (ii) accounts receivable, which decreased by $0.9 million in the Nine Months, as compared to an increase of $0.2 million in the comparable period last year; and (iii) a decrease in tax receivable of $1.0 million in the Nine Months, as compared to an increase of $2,000 in the comparable period last year.  In addition, our cash from operations reflects non-cash stock-based compensation expense of $544,000 in the Nine Months as compared to $506,000 in the comparable period last year, and our deferred tax assets decreased by $733,000 in the Nine Months, as compared to a decrease of $73,000 last year.

Cash used by investing activities during the Nine Months was $373,000, which was comprised of $172,000 of capital expenditures of office equipment, and $201,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the nine months ended last year, cash used by investing activities was $256,000, which was comprised of $38,000 of capital expenditures of office equipment, and $218,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $6.2 million during the Nine Months, which consisted of proceeds of $10 million from the Term Loan, and the investment of $200,000 by our Chief Executive Officer in our Common Stock pursuant to his employment agreement, offset by payments of $2.4 million for the Term Loan, the payment of three dividends totaling $5.1 million and the payment of $7.6 million for the repurchase and retirement of stock.  In comparison, during the comparable period last year cash used in financing activities was $8.6 million, which consisted of the payment of three dividends during this period which was partially offset by the $1.5 million in proceeds we received from the sale of 81,967 shares of our common stock to our Chief Executive Officer pursuant to his Employment Agreement.

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

Loan Agreement with U.S. Bank; Amendment and Restatement of Loan Agreement

On February 16, 2011, Cherokee and U.S. Bank National Association (the “Bank”) entered into a Term Loan Agreement (the “Original Loan Agreement”). Pursuant to the Original Loan Agreement, Cherokee borrowed $10,000,000 in principal from the Bank (the “Original Loan”). Pursuant to the Original Loan Agreement, the Original Loan was to be repaid in equal monthly installments of $277,778 plus interest over three years, with the balance due at maturity, and with interest on the Original Loan calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Original Loan Agreement contained various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the Original Loan was outstanding. Further, as collateral for the Original Loan, the Company granted a security interest in favor of the Bank in all of Cherokee’s assets, and the Original Loan was guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC.  Proceeds from the Original Loan were primarily used to satisfy the Company’s promissory note payable to our former Chairman.  On September 6 , 2011, we entered into an amendment to the Original Loan Agreement (the “Amendment”) to (i) modify the covenants relating to, and related definitions of, the “fixed charge coverage ratio” and “tangible net worth” as such terms are defined in the Amendment, and (ii) modify the covenant relating to Cherokee’s ability to make certain permitted acquisitions under the Original Loan Agreement, to permit Cherokee, subject to certain conditions, to consummate acquisitions in any fiscal year in amounts below $5,000,000 or in amounts below $10,000,000 in the aggregate while the Original Loan was outstanding.

On December 7, 2011, Cherokee and the Bank entered into an amendment and restatement of the Original Loan Agreement (the “Restated Loan Agreement”).  Pursuant to the Restated Loan Agreement, the Original Loan was refinanced to constitute two term loans, for an aggregate principal amount of $7,000,000 (the “New Loan”) consisting of (i) a term loan in the principal amount of $5,000,000, which loan is to be repaid in full on or before November 30, 2013 (the “Two Year Facility”) and (ii) a term loan in the principal amount of $2,000,000, which loan is to be repaid in full on or before November 30, 2015 (the “Four Year Facility”).  The Two Year Facility does not require principal payments prior it its maturity and bears interest to be paid in monthly installments, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.00% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Four Year Facility requires principal to be repaid in equal monthly installments of $41,666.67, plus interest, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee.  Further, pursuant to the Restated Loan Agreement, (i) we are obligated to maintain cash deposits of at least $5,000,000, (ii) the “tangible net worth” covenant contained in the Original Loan Agreement was eliminated and (iii) the components applicable to the “fixed charge coverage ratio” covenant in the Original Loan Agreement were modified and such ratio was (i) determined to be inapplicable to the Third Quarter, (ii) fixed at 1.25x for the Fourth Quarter (calculated on a quarterly basis), (ii) fixed at 2.75x for the first quarter of our fiscal year ending February 2, 2013 (calculated on a quarterly basis) and (iii) fixed at 1.15x for all future quarters while any portion the New Loan is outstanding (calculated on a trailing twelve month basis).  In addition, a new “quarterly profitability” covenant was added, which covenant (i) is inapplicable to the Third Quarter, and (ii) requires Cherokee to achieve a minimum quarterly net profit (after tax) of $1,000,000 for the Fourth Quarter and each future fourth quarter of subsequent fiscal years, $1,700,000 for each first quarter of subsequent fiscal years, $1,400,000 for each second quarter of subsequent fiscal years and $1,100,000 for each third quarter of subsequent fiscal years, in each case while any portion of the New Loan is outstanding.  Also in connection with, and as a condition to, the Restated Loan Agreement, we repaid approximately $775,000 to the Bank to reduce the total amount outstanding under the Restated Loan Agreement to $7,000,000.

Except as described above, the terms of the Restated Loan Agreement are generally consistent with the terms of the Original Loan Agreement, and the Restated Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the New Loan is outstanding.  The New Loan is evidenced by two term notes in the principal amounts of $2,000,000 and $5,000,000, respectively, a restated security agreement, a restated continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC, and a California judicial reference agreement.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of October 29, 2011, we had $7.6 million in long term debt obligations under our Term Loan Agreement entered into during the First Quarter.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material affect on our results of operations or cash flow.  For Fiscal 2011, revenues from international licensing comprised 46.7% of our consolidated revenues.  For the Nine Months, international licensing royalties comprised 32.0% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected the Nine Months revenues by approximately $0.7 million, which represents 3.8% of the total revenues reported for the Nine Months.

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

Cherokee has carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of October 29, 2011.

(b) Changes in internal controls.  Management determined that as of October 29, 2011, there have been no changes in Cherokee’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is largely dependent on royalties from one licensee, Target, which accounted for 42.1% of our consolidated licensing revenues in Fiscal 2011, and accounted for 52.2% of our Nine Months licensing revenues.

During Fiscal 2011, 42.1% of our licensing revenues were generated from Target.  For the Nine Months, 52.2% of our licensing revenues were generated from Target.  We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement.  We are unsure whether we would be able to replace the royalty payments received from Target. The termination of this license agreement would have a material adverse effect upon our revenues and cash flow.

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

In order to repay the Margolis Notes and meet our other obligations to Mr. Margolis under the Separation Agreement, on February 16, 2011, we entered into a term loan agreement with U.S. Bank (the “Bank”), as amended on September 6, 2011 and as amended and restated on December 7, 2011, pursuant to which we have currently borrowed $7,000,000 in aggregate principal (the “Loan Facility”), consisting of (i) a term loan in the principal amount of $5,000,000, which loan is to be repaid in full on or before November 30, 2013 (the “Two Year Facility”) and (ii) a term loan in the principal amount of $2,000,000, which loan is to be repaid in full on or before November 30, 2015 (the “Four Year Facility”).  The Two Year Facility does not require principal payments prior it its maturity and bears interest to be paid in monthly installments, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.00% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Four Year Facility requires principal to be repaid in equal monthly installments of $41,666.67, plus interest, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee.  The Loan Facility is secured by all of Cherokee’s assets and guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC.   The Loan Facility contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the Loan Facility is outstanding.  Our failure to comply with the terms of our Loan Facility could result in a material adverse effect to our business, including our financial condition and our liquidity.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we may consider engaging in strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of brands, intellectual property rights or other assets. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired brands, intellectual property rights or other assets, difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses. Accordingly, although we may not choose to undertake or may not be able to successfully complete any transactions of the nature described above, any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not pay dividends regularly or at all in the future.

Although we have paid dividends during each quarter since December 2003, and including during the first, second and third quarters of Fiscal 2012, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate excess cash to pay dividends, or that we will continue to pay dividends with such excess cash if other, more compelling business opportunities are available, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors.  In Fiscal 2011, we paid a total of $13.5 million in dividends, which was materially greater than our net income of $7.7 million for Fiscal 2011.  In recognition of the fact that our payment of dividends could not continue at historical levels beyond Fiscal 2011 unless cash flow from operations increases substantially, on January 31, 2011, we announced that we further reduced our future quarterly dividend payments from $0.38 per share to $0.20 per share, which more closely aligned our dividend payments with our expected cash flow from operations while allowing us to retain a portion of our cash flow to satisfy our debt obligations and to invest in our business.  Should our future dividend payments exceed our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments.  Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Common Stock

On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock.  Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and during the Second and Third Quarters as are described below, as of October 29, 2011 we have used cash of $9.4 million to repurchase and retire a total of 849,064 shares of our common stock since the stock repurchases were authorized (excluding our one-time repurchase of 400,000 shares of our common stock held by affiliates of our former Executive Chairman, discussed below and in our Annual Report on Form 10-K for Fiscal 2011).  Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2012 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock.

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

During the First Quarter we did not repurchase any shares of our common stock.  During the Second Quarter, we purchased and retired 24,000 shares of our common stock at an average price of $16.47. During the Third Quarter, we purchased and retired 108,000 shares of our common stock at an average price of $13.85.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2011 — August 31, 2011	56,150	14.43	56,150	610,134

September 1, 2011 —September 30, 2011	37,200	12.58	37,200	572,934

October 1, 2011 — October 31, 2011	14,198	13.61	14,198	558,736

Total	107,548		107,548	558,736

Continued repurchases of our stock, if any, will be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.   OTHER INFORMATION

Amended and Restated Loan Agreement

On February 16, 2011, Cherokee and U.S. Bank National Association (the “Bank”) entered into a Term Loan Agreement (the “Original Loan Agreement”). Pursuant to the Original Loan Agreement, Cherokee borrowed $10,000,000 in principal from the Bank (the “Original Loan”). Pursuant to the Original Loan Agreement, the Original Loan was to be repaid in equal monthly installments of $277,778 plus interest over three years, with the balance due at maturity, and with interest on the Original Loan calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Original Loan Agreement contained various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the Original Loan was outstanding. Further, as collateral for the Original Loan, the Company granted a security interest in favor of the Bank in all of Cherokee’s assets, and the Original Loan was guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC.  Proceeds from the Original Loan were primarily used to satisfy the Company’s promissory note payable to our former Chairman.  On September 6 , 2011, we entered into an amendment to the Original Loan Agreement (the “Amendment”) to (i) modify the covenants relating to, and related definitions of, the “fixed charge coverage ratio” and “tangible net worth” as such terms are defined in the Amendment, and (ii) modify the covenant relating to Cherokee’s ability to make certain permitted acquisitions under the Original Loan Agreement, to permit Cherokee, subject to certain conditions, to consummate acquisitions in any fiscal year in amounts below $5,000,000 or in amounts below $10,000,000 in the aggregate while the Original Loan was outstanding.

On December 7, 2011, Cherokee and the Bank entered into an amendment and restatement of the Original Loan Agreement (the “Restated Loan Agreement”).  Pursuant to the Restated Loan Agreement, the Original Loan was refinanced to constitute two term loans, for an aggregate principal amount of $7,000,000 (the “New Loan”) consisting of (i) a term loan in the principal amount of $5,000,000, which loan is to be repaid in full on or before November 30, 2013 (the “Two Year Facility”) and (ii) a term loan in the principal amount of $2,000,000, which loan is to be repaid in full on or before November 30, 2015 (the “Four Year Facility”).  The Two Year Facility does not require principal payments prior it its maturity and bears interest to be paid in monthly installments, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.00% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Four Year Facility requires principal to be repaid in equal monthly installments of $41,666.67, plus interest, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee.  Further, pursuant to the Restated Loan Agreement, (i) we are obligated to maintain cash deposits of at least $5,000,000, (ii) the “tangible net worth” covenant contained in the Original Loan Agreement was eliminated and (iii) the components applicable to the “fixed charge coverage ratio” covenant in the Original Loan Agreement were modified and such ratio was (i) determined to be inapplicable to the Third Quarter, (ii) fixed at 1.25x for the Fourth Quarter (calculated on a quarterly basis), (ii) fixed at 2.75x for the first quarter of our fiscal year ending February 2, 2013 (calculated on a quarterly basis) and (iii) fixed at 1.15x for all future quarters while any portion the New Loan is outstanding (calculated on a trailing twelve month basis).  In addition, a new “quarterly profitability” covenant was added, which covenant (i) is inapplicable to the Third Quarter, and (ii) requires Cherokee to achieve a minimum quarterly net profit (after tax) of $1,000,000 for the Fourth Quarter and each future fourth quarter of subsequent fiscal years, $1,700,000 for each first quarter of subsequent fiscal years, $1,400,000 for each second quarter of subsequent fiscal years and $1,100,000 for each third quarter of subsequent fiscal years, in each case while any portion of the New Loan is outstanding.  Also in connection with, and as a condition to, the Restated Loan Agreement, we repaid approximately $775,000 to the Bank to reduce the total amount outstanding under the Restated Loan Agreement to $7,000,000.

Except as described above, the terms of the Restated Loan Agreement are generally consistent with the terms of the Original Loan Agreement, and the Restated Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the New Loan is outstanding.  The New Loan is evidenced by two term notes in the principal amounts of $2,000,000 and $5,000,000, respectively, a restated security agreement, a restated continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC, and a California judicial reference agreement (collectively, with the Restated Loan Agreement, the “Restated Loan Documents”).

The foregoing summary description of the Restated Loan Documents and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the terms and conditions of the Restated Loan Documents, copies of which are attached hereto as Exhibits 10.2 — 10.7 and are incorporated herein by reference.

Early Termination of Office Lease

On December 7, 2011, and in anticipation of our relocation of our corporate headquarters pursuant to the New Lease, we entered into an early termination agreement with Lorenz Bondy et al Partners, our existing landlord, with respect to the termination of our existing lease obligations regarding our corporate offices located at 6835 Valjean Avenue, Van Nuys, CA 91406.  In connection with such termination, we negotiated for, and paid, an early termination payment amount that was less than the amount that we would otherwise be required to pay under our former lease agreement.

ITEM 6.  EXHIBITS

(a)          Exhibits

Exhibit Number	Description of Exhibit
10.1	Office Lease, dated September 30, 2011 between Cherokee and Tri-Center Plaza, L.P. (incorporated by reference to Exhibit 10.1 of Cherokee’s Current Report on Form 8-K dated as of October 13, 2011).
10.2*	Amended and Restated Term Loan Agreement, by and between Cherokee and U.S. Bank National Association, dated as of December 7, 2011.
10.3*	Term Note A, by and between Cherokee and U.S. Bank National Association, dated as of December 7, 2011.
10.4*	Term Note B, by and between Cherokee and U.S. Bank National Association, dated as of December 7, 2011.
10.5*	Amended and Restated Security Agreement, by and between Cherokee and U.S. Bank National Association, dated as of December 7, 2011.
10.6*	Amended and Restated Continuing Guaranty, executed by Spell C. LLC in favor of U.S. Bank National Association, dated as of December 7, 2011.
10.7*	California Judicial Reference Agreement, by and between Cherokee and U.S. Bank National Association, dated as of December 7, 2011.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 29, 2011 and October 29, 2011; (ii) Consolidated Statement of Operations for the three months and nine months ended October 30, 2010 and October 29, 2011; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended October 29, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended October 30, 2010 and October 29, 2011; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

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

Dated:  December 8, 2011

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark DiSiena

Mark DiSiena
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)