Form 10-K
period 2012-01-28
CHEROKEE INC
filed 2012-04-12
CIK 844161

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file No. 0-18640

CHEROKEE INC.
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4182437 (IRS Employer Identification No.)
5990 Sepulveda Boulevard Sherman Oaks, CA 91411 (Address of principal executive office, including zip code)
(818) 908-9868 (Registrant's telephone number, including area code)
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of July 29, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $135.0 million (computed on the basis of the last trade of the common stock on the NASDAQ Global Select Market on July 29, 2011).

         As of April 9, 2012, the registrant had 8,387,167 shares of its common stock, par value $.02 per share, issued and outstanding.

Documents Incorporated by Reference:

         Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on June 5, 2012, or portions of the registrant's Form 10-K/A, to be filed subsequent to the date hereof, are incorporated by this reference into Part III of this Report. Such Proxy Statement or Form 10-K/A will be filed with the Commission no later than 120 days after the conclusion of the registrant's fiscal year ended January 28, 2012.

CHEROKEE INC.

INDEX

i

PART I

Item 1.    BUSINESS

Introduction

        Cherokee Inc. (which may be referred to as we, us, our or the Company) is a global marketer and manager of a portfolio of lifestyle brands it owns or represents, licensing the Cherokee, Sideout and Carole Little brands and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading licensors of style-focused lifestyle brands for apparel, footwear, home and accessories in the world.

        Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 5990 Sepulveda Boulevard, Sherman Oaks, California 91411, telephone (818) 908-9868. We maintain a website with the address www.thecherokeegroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. As of January 28, 2012, we had twenty-six continuing license agreements covering both domestic and international markets. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

        As used herein the term "First Quarter" refers to the three months ended April 30, 2011; the term "Second Quarter" refers to the three months ended July 30, 2011; the term "Third Quarter" refers to the three months ended October 29, 2011; and the term "Fourth Quarter" refers to the three months ended January 28, 2012.

Overview of Licensing Business

        The Cherokee brand, which began as a footwear brand in 1973, is an iconic American family lifestyle brand, offering classic, casual comfort at affordable prices. We acquired the Sideout brand, which offers an authentic, casual street and beach inspired "California Lifestyle", and related trademarks, in November 1997. The Carole Little, Saint Tropez-West, All That Jazz and Chorus Line brands and trademarks were acquired by us in December 2002, and are recognized women's brands. Our primary emphasis is domestic and international Direct to Retail licensing. As of January 28, 2012, we had twenty-six continuing license or brand representation agreements covering both domestic and international markets, thirteen of which pertained to the Cherokee brand.

        By entering into license agreements with recognizable retail partners in their respective global locations and providing them the authority to manufacture and sell products with our brands coupled with our proprietary 360° turn- key solution for product development, marketing and support services, management believes stockholder value will be maximized.

        Our license agreements are with retailers and wholesalers on an exclusive or non-exclusive basis. Of our twenty-six licensing agreements, thirteen are Direct to Retail contracts with domestic or international retailers, ten are with a domestic or international wholesaler, and three are brand representations with third parties who have partnered, or are seeking to partner, with domestic or international wholesale manufacturers, importers and/or retailers. In Direct to Retail licensing, we grant retailers a license to use the trademarks on certain product categories of merchandise. We collaborate with our licensees' product development staff and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks, and in some cases our licensees modify or amplify the designs or create their own designs to suit their seasonal, regional and category needs. All products are subject to our pre-approved packaging, graphics and quality control standards, and all marketing campaigns are subject to similar oversight. The retailer is responsible for designing and manufacturing the merchandise. We refer to this practice as our "Direct to Retail or DTR" licensing strategy. Wholesale licensees manufacture and import various categories of apparel, footwear, home and accessories under our trademarks and sell the licensed products to retailers. We plan to continue to solicit new licensees through our executive employees as well as using outside consultants.

Direct to Retail Licensing Strategy

        Our Direct to Retail licensing strategy is premised on the proposition that in the United States and other advanced or developed retail markets worldwide, most aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by large retailers, who not only command significant economies of scale, but also interact daily with the end consumer. We believe that these retailers may be able to obtain higher gross margins on sales and increase store traffic by directly designing, sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than through carrying strictly private label goods or branded products from third-party vendors. We also expect that the enhanced profitability of our retail-to-direct strategy, coupled with the substantial marketing costs to establish and maintain an in-store brand, will continue to increase the desirability to retailers of our strategy. Our primary strategy is to capitalize on these trends around the world by licensing our portfolio of brand names directly to retailers, who, working in conjunction with us, develop merchandise for their stores, and to augment that portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

        In certain select cases, such as Target and Tesco, we have license agreements that provide for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. The royalty rate reductions do not apply retroactively to the applicable licensee's retail sales since the beginning of the year. As a result, for such license agreements, our royalty revenues as a percentage of our licensees' retail sales are highest at the beginning of each fiscal year and decrease during the fiscal year as licensees exceed sales thresholds as outlined in their respective License Agreements. The amount of royalty revenue earned by us in any quarter is dependent not only on retail sales in each quarter, but also on the royalty rate then in effect after considering the cumulative level of retail sales for the fiscal year. Historically, with Target and Tesco, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees and also on the revenues we receive from other licensees that do not pay us reduced royalty rates based upon cumulative sales. In our fiscal year ended January 28, 2012 ("Fiscal 2012"), royalty revenues during the Third Quarter benefited from slightly higher royalty rates applied under our agreement with Tesco because the cumulative retail sales did not achieve the applicable threshold for reduced royalty rates, as compared to the comparable period in the prior fiscal year. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each applicable licensing agreement, and our agreements with many of our other licensees do not contemplate such royalty rate reductions.

Strategic Initiatives

        We believe that our core strengths enable us to be well positioned to expand our business and enhance stockholder value through execution of our strategy. Our global strategic initiatives currently include:

  •
  Product Design & Development—Providing regular, on-going creative inspiration and direction for product design in key categories.

  •
  Support Services—Our vision and infrastructure are transforming so that we can offer more feedback to retailers through monthly and quarterly reports and market research, the identification and sharing of global approved sourcing and manufacturing partners, and retail analytics in order to support our licensees.

  •
  Marketing Services—Evolve the brands' positioning, on a global scale, to maintain freshness and relevance for today's family and strengthening the brands' marketing platforms in collaboration with our retail partners on direct-to-consumer and consumer-to-consumer basis through updated floor presentations and social and digital media initiatives.

  •
  Financial Support Services—Generate revenue through the introduction of our brands into new global markets and diversify our retail network by providing compelling brand solutions that fills assortment voids and balance our distribution mix.

        In addition, the Company plans to reflect its global brand vision by launching various on-line initiatives, including investing in social media and using it as a means to get and stay closer to our customer; creating a mobile phone strategy to increase engagement, interaction and promotion; investing in paid search, search engine optimization and Web analytics; and developing an on-going email campaign that builds awareness, rewards loyalty, and drives traffic.

        Management has undertaken a more proactive approach towards acquisitions in order to diversify our portfolio of consumer brands while simultaneously growing our namesake Cherokee brand and leveraging our expertise with our current global platform.

        Accordingly, we continue to seek ways to expand the scope of our existing brands through new and diversified distribution channels, domestically and internationally, new and creative retail presence, additional consumer product categories, and cutting-edge marketing techniques that will increase brand recognition.

Owned Brands

  Cherokee Brand

        At January 28, 2012, we had twelve ongoing licensing agreements for our Cherokee brand. These all represent Direct to Retail licensing agreements. Licensing revenues from our Cherokee brand totaled $23.2 million for Fiscal 2012, which represented 90.5% of our total revenues.

        One of our most significant Direct to Retail licensing agreements is with Target Corporation ("Target") for the Cherokee brand in the United States. The current terms of our relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and amended on December 1, 2011 (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the "Target Canada Agreement"), and subject to our agreement with Zellers (described below), the terms of the Restated Target Agreement will apply to the territory of Canada effective as of February 1, 2013.

        During the term of the Restated Target Agreement, in most cases, we must receive Target's consent to enter into additional licensing agreements in the United States with respect to the Cherokee brand. Therefore, our current focus with respect to the Cherokee brand is to continue to develop that brand at Target and to develop the Cherokee brand in international markets through Direct to Retail or wholesale licenses with manufacturers or other companies that have market power and economies of scale in those respective markets.

        The term of the Restated Target Agreement currently continues through January 31, 2013. The Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for our fiscal year ending February 2, 2013 ("Fiscal 2013"), then the agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the agreement during February of the calendar year prior to termination. In addition, effective as of February 1, 2013, the minimum guaranteed royalty for Target will increase to $10,500,000 and shall apply to all sales made by Target in the United States or in Canada as contemplated by the Target Canada Agreement. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise.

        Royalty revenues from Target were $13.8 million during Fiscal 2012, $13.0 million during our fiscal year ended January 29, 2011 ("Fiscal 2011"), and $13.2 million during our fiscal year ended January 30, 2010 ("Fiscal 2010"), which accounted for 54%, 42%, and 41%, respectively, of our consolidated revenues during such periods. The termination of the Restated Target Agreement would have a material adverse effect on our business (See Item 1A, "Risk Factors").

        As of January 28, 2012, we had eleven international license agreements for the Cherokee brand (Tesco, Zellers, Comercial Mexicana, Pick 'N Pay, Falabella, Shufersal LTD., Arvind Mills, Eroski, RT-Mart, Nishimatsuya and Magnit).

        We have previously entered into a Direct to Retail licensing agreement for the Cherokee brand with Great Britain's Tesco Stores Limited ("Tesco"), pursuant to which Tesco currently has exclusive rights to a wide range of products bearing our Cherokee brand in the United Kingdom and certain other countries in Europe and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. The term of the Tesco agreement currently expires on January 31, 2014, and Tesco has several options to extend this term. Royalty revenues from Tesco totaled $2.8 million in Fiscal 2012, $8.3 million in Fiscal 2011, and $12.0 million in Fiscal 2010, which accounted for 11%, 27%, and 37% respectively, of our consolidated revenues during such periods. We believe the decrease in Tesco's retail sales of Cherokee branded products over the previous three fiscal years is primarily due to Tesco's commitment to bolster its private label brand within the childrens product categories and the reduction of Cherokee branded products in the men's and women's categories, as well as challenging international economic conditions.

        We have previously entered into a Direct to Retail licensing agreement for the Cherokee brand with Zellers Inc. ("Zellers"), a Canadian retailer that is a division of Hudson's Bay Company. Zellers was previously granted the exclusive right in Canada to use the Cherokee brand and related trademarks in connection with a broad range of categories of merchandise. The term of such agreement continues through January 31, 2014. In addition, in June 2011 Zellers agreed that its grant of exclusivity within the territory of Canada shall not preclude us from entering into an agreement with Target for the territory of Canada and consequently, in December 2011, Cherokee and Target entered into the Target Canada Agreement. Royalty revenues from Zellers totaled $2.1 million in Fiscal 2012, $2.0 million in Fiscal 2011, and $1.4 million in Fiscal 2010.

        In January 2011, Target entered into an agreement with Zellers to acquire leasehold interests in approximately 220 stores for $1.8 billion, allowing Target to open its first stores in Canada beginning in 2013.

Target expects to open 150 stores throughout Canada in 2013. Sales of Cherokee-branded products in Canada in 2013 will be governed by the terms of our existing Restated License Agreement with Target, as amended by the Target Canada Agreement. Pursuant to the Target Canada Agreement, both Target (pursuant to the Target Canada Agreement) and Zellers (pursuant to our existing agreement with Zellers) may sell Cherokee branded products in Canada until the earlier of February 1, 2014 or the termination of our agreement with Zellers, and thereafter Target will have the exclusive right to sell Cherokee-branded products within the territory of Canada.

        We continue to solicit additional licensees for the Cherokee brand internationally.

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

Domestic Licensing Royalties

        During Fiscal 2012, we received a total of $16.0 million in aggregate royalties from our United States Direct to Retail license agreements and brand representation contracts, which accounted for 62% of our consolidated revenues during such period.

International Licensing Royalties

        During Fiscal 2012, we received $9.6 million in aggregate royalties from our international license agreements, which accounted for 38% of our consolidated revenues during such period.

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

Employees

        As of January 28, 2012, we employed twenty-one persons. None of our employees are represented by labor unions, and we believe that our employee relations are satisfactory.

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

Executive Officers of the Registrant

        The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Henry Stupp, 48 Chief Executive Officer	Mr. Stupp became our Chief Executive Officer in August 2010. Prior to joining Cherokee, Mr. Stupp was a co-founder of Montreal-based Novel Teez Designs, later known as NTD Apparel, a leading licensee of entertainment, character, sport and branded apparel, and a supplier to all major North American retailers, having most recently served as President of NTD Apparel USA LLC since 2005. Having relocated to southern California in 1995, Mr. Stupp successfully identified, negotiated, and introduced many well-known licenses and brands to a broad retail audience. In addition, Mr. Stupp served a two-year term as an officer of the International Licensing Industry Merchandiser's Association.
Howard Siegel, 57 President and Chief Operating Officer

Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and administration and became President on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a Senior Executive for both Federated Department stores and Carter Hawley Hale Broadway stores.

Mark DiSiena, 46 Chief Financial Officer

Mr. DiSiena joined us in November 2010 and became our Chief Financial Officer in December 2010. Prior to joining Cherokee, Mr. DiSiena was most recently a strategy and finance consultant. Previously, Mr. DiSiena served in various roles, including: Chief Financial Officer of 4Medica, a privately-held software company, and held management roles at KineticTide and Lucent Technologies. He began his career as an auditor at the public accounting firm of Coopers & Lybrand. Mr. DiSiena holds a B.S. in Accounting from New York University Undergraduate School of Business, a Juris Doctor from Vanderbilt University School of Law, and an M.B.A. from Stanford University Graduate School of Business. Mr. DiSiena is an Attorney-at-Law, licensed in the state of New York and a Certified Public Accountant, licensed in the state of California.

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

        Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee's net sales of licensed products. Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours.

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

  Our business is largely dependent on royalties from one licensee, Target, which accounted for 54% of our consolidated licensing revenues in Fiscal 2012.

        During Fiscal 2012, 54% of our licensing revenues were generated from Target. We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement. Replacing the royalty payments received from Target would be a significant challenge and no assurances can be made that we would be successful in doing so. The termination of this license agreement would have a material adverse effect upon our revenues and cash flow.

  Our business may be negatively impacted by general economic conditions.

        Our performance is subject to worldwide economic conditions and its corresponding impact on the levels of consumer spending which may affect our licensees' sales. Consumer spending is showing signs of stabilization and in some cases improvement; however it is difficult to predict future levels of consumer spending and any such predictions are inherently uncertain. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines. Many factors affect the level of consumer spending in the apparel industries, including, among others, prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of economic uncertainty, we may not be able to maintain, or increase our revenues. As a result, our operating results may be materially affected by trends in the United States or global economy.

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

        We hold various trademarks including Cherokee, Sideout, Carole Little and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in numerous other countries. We also hold several trademark applications for Cherokee and Sideout in approximately 100 countries. There can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby.

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

        We rely on various information technology systems, including our recently purchased Enterprise Resource Planning (ERP) system that was fully implemented as of the first quarter of Fiscal 2012, to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

  We are dependent on our key management personnel.

        Our success is highly dependent upon the continued services of our key executives, including, Henry Stupp, our Chief Executive Officer, Howard Siegel, our President and Chief Operating Officer, and Mark DiSiena, our Chief Financial Officer. We have a limited number of employees and Mr. Stupp's and our other executives' leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Stupp or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

  We currently have debt of approximately $7,000,000 in aggregate principal and we are subject to various restrictive covenants while such debt is outstanding.

        In Fiscal 2011, we entered into a term loan agreement with U.S. Bank (the "Bank"), as amended on September 6, 2011 and as amended and restated on December 7, 2011, pursuant to which we have currently borrowed $7,000,000 in aggregate principal (as currently in effect, the "Loan Facility"), consisting of (i) a term loan in the principal amount of $5,000,000, which loan is to be repaid in full on or before November 30, 2013 (the "Two Year Facility") and (ii) a term loan in the principal amount of $2,000,000, which loan is to be repaid in full on or before November 30, 2015 (the "Four Year Facility"). The Two Year Facility does not require principal payments prior it its maturity and bears interest to be paid in monthly installments, with such interest calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.00% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Four Year Facility requires principal to be repaid in equal monthly installments of $41,666.67, plus interest, with such interest calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Loan Facility is secured by all of Cherokee's assets and guaranteed by Cherokee's wholly owned subsidiary, Spell C. LLC. The Loan Facility contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities, a requirement that we maintain cash deposits of at least $5,000,000, covenants regarding our profitability and our ability to satisfy our fixed financing expenses in each quarterly period, and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the Loan Facility is outstanding.

Our failure to comply with the terms of our Loan Facility could result in a material adverse effect to our business, including our financial condition and our liquidity.

  We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

        From time to time we may consider engaging in strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of brands, intellectual property rights or other assets. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management's time and attention in order to develop acquired brands, intellectual property rights or other assets, difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses. Accordingly, although we may not choose to undertake or may not be able to successfully complete any transactions of the nature described above, any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

  Our strategic and marketing initiatives may not be successful.

        In recent periods, we have invested significant funds and management time in furtherance of our global strategic and marketing initiatives, which are designed to strengthen our brands, assist our licensees in generating increased sales of applicable Cherokee-branded products and build value for our stockholders over the long term. We expect to continue and, in some cases, expand such initiatives in future periods. While we are hopeful that our efforts in executing on such initiatives will expand our business and build stockholder value over the long term, there can be no assurances that we will be successful in doing so or that such initiatives will result in the benefits to us that they are intended to generate. Any failure by us to execute on our strategic initiatives, or the failure of such initiatives to cause our revenues to grow, could have a materially adverse impact on our operating results and financial performance.

  We may not pay dividends regularly or at all in the future.

        Although we have paid dividends during each quarter since December 2003, and including during the first quarter of Fiscal 2013, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate as a result of a various factors, such as our existing debt and any business or strategic opportunities that may arise, as determined by our Board of Directors. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors. In Fiscal 2012, we paid a total of $6.7 million in dividends, which was less than our net income of $7.5 million for Fiscal 2012. Should our cash from operations be lower in future periods, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

Item 2.    PROPERTIES

        We lease a 10,104 square foot office facility in Sherman Oaks, California. Our current lease term ends on November 1, 2016, and we have one five-year option to renew, for which we would have to give written notice no later than nine months prior to the date that the option period would commence. Our monthly rent is currently $20,713. In December 2011, we also entered into a lease agreement for a 1,968 square foot office facility in Minneapolis, Minnesota. Our current lease term ends on March 15, 2018, and we have one three-year option to renew, for which we would have to give written notice no less than twelve months prior to the expiration of the term. Our rent obligations for this facility commenced on March 15, 2012 at the initial rate of $1,968 per month.

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

Item 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

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

	High	Low	Dividends Paid
Fiscal 2011
Quarter ended May 1, 2010	$21.39	$15.68	$0.38
Quarter ended July 31, 2010	21.35	16.25	0.38
Quarter ended October 30, 2010	19.63	16.81	0.38
Quarter ended January 29, 2011	20.72	17.99	0.20
Fiscal 2012
Quarter ended April 30, 2011	$19.50	$15.72	$0.20
Quarter ended July 30, 2011	19.76	15.80	0.20
Quarter ended October 29, 2011	16.10	11.39	0.20
Quarter ended January 28, 2012	13.59	10.15	0.20

        On April 9, 2012, the latest sale price for our common stock, reported on the Nasdaq Global Select Market System, was $12.50 per share. As of April 9, 2012, the approximate number of stockholders of record of our common stock was 89. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

        On January 28, 2012, our Board of Directors approved a $0.20 per common share dividend, which was paid on March 15, 2012 to stockholders of record as of March 1, 2012. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

Issuer Repurchases of Common Stock

        On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock. Pursuant to this directive, since the end of Fiscal 2009 we have used cash of $1.9 million to repurchase and retire a total of 131,549 shares of our common stock (excluding our one-time repurchase of 400,000 shares of our common stock held by affiliates of our former Executive Chairman, discussed below). Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2012 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock.

        On January 28, 2011, we entered into a separation agreement with our former Executive Chairman, Robert Margolis, pursuant to which we irrevocably committed to repurchase 400,000 shares of our common stock from Mr. Margolis or his affiliates at a price of $18.15 per share, or $7.26 million in total. The repurchase was consummated on February 7, 2011. On February 17, 2011, we retired the 400,000 repurchased shares. We did not otherwise authorize or consummate any repurchases of our common stock during Fiscal 2011.

        During the First Quarter we did not repurchase any shares of our common stock. During the Second Quarter, we purchased and retired approximately 24,000 shares of our common stock at an average price of $16.47. During the Third Quarter, we purchased and retired approximately 108,000 shares of our common stock at an average price of $13.85. During the Fourth Quarter, we did not repurchase any shares of our common stock. During Fiscal 2010, we did not repurchase any shares of our common stock.

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

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ COMPOSITE INDEX and the S&P 100 Stock Index for the period commencing February 3, 2007 and ending on January 28, 2012. The data set forth below assumes the value of an investment in our common stock and each Index was $100 on February 3, 2007. The data set forth below also assumes the reinvestment of all dividends.

Comparison of Total Return
Since February 3, 2012
AMONG CHEROKEE INC., THE NASDAQ COMPOSITE AND THE S&P 100-LTD

	FY 2007 2/3/2007	FY 2008 2/2/2008	FY 2009 1/31/2009	FY 2010 1/30/2010	FY 2011 1/29/2011	FY 2012 1/28/2012
Cherokee Inc.	100.00	82.16	43.88	51.84	63.57	38.81
NASDAQ Composite Index	100.00	98.23	60.66	89.13	112.71	119.37
S&P 100 Stock Index	100.00	98.65	61.42	79.73	94.77	100.30

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 2012

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

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009	Year Ended February 2, 2008
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net revenues	$25,604	$30,777	$32,570	$36,222	$41,620
Selling, general and administrative expenses	13,575	16,397	10,771	11,918	14,151
Amortization of trademarks	1,371	1,474	1,441	1,408	1,290

Operating income	10,658	12,906	20,358	22,896	26,179
Interest expense	252	—	—	—	—
Interest income	(25)	(13)	(24)	(168)	(1,126)

Income before income taxes	10,431	12,919	20,382	23,064	27,305
Income tax expense	2,921	5,200	7,811	8,718	10,870

Net income	7,510	7,719	12,571	$14,346	$16,435

Basic earnings per share	$0.89	$0.87	$1.43	$1.62	$1.85
Diluted earnings per share	$0.89	$0.87	$1.43	$1.61	$1.84
Cash dividends paid per share	$0.80	$1.52	$2.00	$2.50	$3.00

	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Balance Sheet Data:
Working capital	$10,012	$2,793	$10,358	$12,609	$18,208
Total assets	20,961	27,183	27,165	31,737	42,835
Stockholders' equity	10,751	11,033	19,053	22,740	29,578

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words "anticipates", "believes", "estimates", "objectives", "goals", "aims", "hopes", "may", "likely", "should" and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-K include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on Target for a substantial portion of our revenues, our dependence on our key management personnel, the success of our strategic and marketing initiatives, the possibility that we may engage in strategic transactions that could impact our liquidity, increase our expenses or present significant distractions to our management, any adverse determination of claims, liabilities or litigation, the requirements under our term loan with U.S. Bank, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods and the volatility in the trading price of our common stock. Several of these risks and uncertainties are discussed in more detail under "Item 1A. Business—Risk Factors" as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

Overview

        The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

        Since May 1995, we have principally been in the business of marketing and licensing the Cherokee brand and related trademarks and other brands we own or represent. Our operating strategy emphasizes domestic and international Direct to Retail and wholesale licensing, whereby we grant wholesalers and retailers the license to use our trademarks on certain categories of merchandise.

Discussion of Licensing Business

        Target currently has approximately 1,770 stores in the United States. Retail sales of Cherokee branded products at Target increased in the fiscal year ended January 28, 2012 ("Fiscal 2012") by 13% to $925.4 million from the $816.8 million reported in the fiscal year ended January 29, 2011 ("Fiscal 2011").

The increase in retail sales is attributable to an increase in product categories as well as an overall increase in sales within certain product categories. Cherokee continues to be allotted more floor space in the children's category than any other brand at Target. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our restated license agreement with Target (the "Restated Target Agreement"). The Restated Target Agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year. In Fiscal 2012, Target reached the guaranteed minimum yearly royalty amount of $9.0 million in the three month period ended October 29, 2011 (the "Third Quarter"). Based upon our new strategic initiatives, we believe that our future revenues from Target may increase as compared to those reported in Fiscal 2012. Because we do not have direct oversight over Target, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. However, beginning in Fiscal 2012, we began providing new suggested guidance to Target in the marketing and sales of Cherokee branded products. We expect to continue to work with Target in future periods to provide guidance on how to improve sales of Cherokee branded products.

        Given our contractual royalty rate reductions as certain sales volume thresholds are achieved, in terms of future royalty revenues that we expect to receive from Target, we expect that our first quarter will continue to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters.

        Royalty revenues from our Cherokee brand at Target were $13.8 million in Fiscal 2012, $13.0 million in Fiscal 2011, and $13.2 million Fiscal 2010, which accounted for 54%, 42%, and 41%, respectively, of our consolidated revenues during such periods. The revenues generated from all other licensing agreements during Fiscal 2012 were $11.8 million, during Fiscal 2011 were $17.8 million, and during Fiscal 2010 were $19.3 million, which accounted for 46%, 58% and 59%, respectively, of our revenues during such periods. We attribute this decline in revenues generated from licensing agreements other than our agreement with Target primarily to the declines in sales reported by Tesco, which began in Fiscal 2010 and continued throughout Fiscal 2012.

        Target's retail sales of Cherokee branded products during the Fourth Quarter totaled $342.8 million compared to $271.5 million for the fourth quarter of Fiscal 2011 and $264.0 million for the fourth quarter of Fiscal 2010, increasing approximately 26% and 3%, respectively. Royalty revenues from our Cherokee brand at Target were $3.6 million for the Fourth Quarter, $3.3 million for the fourth quarter of Fiscal 2011 and $2.9 million for the fourth quarter of Fiscal 2010, increasing approximately 10% and 14%, respectively. Overall, Target's retail sales of Cherokee branded products during Fiscal 2012 were higher than Fiscal 2011 and Fiscal 2010 and as a result, our royalty revenues from Target for Fiscal 2012 were higher than the royalty revenues reported in Fiscal 2011 and Fiscal 2010.

        Tesco's retail sales of merchandise bearing the Cherokee brand, which for Fiscal 2012 included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $10.6 million in the Fourth Quarter, as compared to $75.7 million for the fourth quarter of Fiscal 2011 and $146.6 million for the fourth quarter of Fiscal 2010. For Fiscal 2012, Tesco's retail sales of Cherokee branded merchandise totaled $152.7 million as compared to $404.0 million in Fiscal 2011 and $633.0 million in Fiscal 2010. We believe the decrease in Tesco's retail sales of Cherokee branded products is primarily due to Tesco's commitment to bolster its private label brand within the childrens product categories and the reduction of Cherokee branded products in the men's and women's categories, as well as challenging international economic conditions.

        Royalty revenues from our Cherokee brand at Tesco were $0.2 million for the Fourth Quarter, $1.4 million for the fourth quarter of Fiscal 2011 and $2.5 million for the fourth quarter of Fiscal 2010.

Royalty revenues from our Cherokee brand at Tesco were $2.8 million for Fiscal 2012, $8.3 million for Fiscal 2011 and $12.0 million for Fiscal 2010. Based upon the recent decline of our revenues received from Tesco for retail sales in the U.K. and other territories, and the unsettled economic climate in Europe, it is likely that our revenues in Fiscal 2013 from Tesco will decline or remain flat from those of Fiscal 2012. In addition to the UK, Tesco continues to sell Cherokee branded products in the Czech Republic, Poland, Slovakia, Hungary, Turkey and Ireland.

        Zellers' retail sales in Canada of merchandise bearing the Cherokee brand were approximately $29.9 million during the Fourth Quarter compared to $29.6 million for the fourth quarter of Fiscal 2011 and $22.8 million for the fourth quarter of Fiscal 2010. For Fiscal 2012, Zellers' retail sales of Cherokee branded merchandise totaled $104.8 million as compared to $98.7 million in Fiscal 2011 and $72.4 million in Fiscal 2010. The increase in Zellers' retail sales of the Cherokee branded products is attributed to the increase in childrens product categories as well as Zellers' continued marketing and promotion of the Cherokee brand.

        During the Fourth Quarter, total worldwide retail sales of merchandise bearing the Cherokee brand totaled $423.7 million versus $416.7 million and $462.4 million in total retail sales for the fourth quarter of Fiscal 2011 and Fiscal 2010, respectively. For Fiscal 2012, total worldwide retail sales of merchandise bearing the Cherokee brand totaled over $1.3 billion, which was below the $1.4 billion and $1.6 billion in total retail sales reported for Fiscal 2011 and Fiscal 2010, respectively. We attribute the decline in total worldwide sales merchandise bearing the Cherokee brand primarily to the decline in Tesco's sales commencing in Fiscal 2010 and continuing through Fiscal 2012.

        In certain select cases, such as Target and Tesco, we have license agreements that provide for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. The royalty rate reductions do not apply retroactively to the applicable licensee's retail sales since the beginning of the year. As a result, for such license agreements, our royalty revenues as a percentage of our licensees' retail sales are highest at the beginning of each fiscal year and decrease during the fiscal year as licensees exceed sales thresholds as outlined in their respective License Agreements. The amount of royalty revenue earned by us in any quarter is dependent not only on retail sales in each quarter, but also on the royalty rate then in effect after considering the cumulative level of retail sales for the fiscal year. Historically, with Target and Tesco, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees and also on the revenues we receive from other licensees that do not pay us reduced royalty rates based upon cumulative sales. In Fiscal 2012, royalty revenues during the Third Quarter benefited from slightly higher royalty rates applied under our agreement with Tesco because the cumulative retail sales did not achieve the applicable threshold for reduced royalty rates, as compared to the comparable period in the prior fiscal year. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each applicable licensing agreement, and our agreements with many of our other licensees do not contemplate such royalty rate reductions.

        Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent. However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate. As a result, and except as noted elsewhere in Cherokee's comparisons of its three most recently completed fiscal years, Cherokee does not have sufficient information required to determine the effects on our operations of changes in price, volume or product mix by our licensees.

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

        Our disclosure related to the sales of our international licensees through this Annual Report on Form 10-K is denominated in U.S. dollars unless otherwise noted. In arriving at such denominations, Cherokee receives a schedule of retail sales on a monthly and/or quarterly basis from each of our licensees which are denominated in the applicable foreign currency. These amounts are then converted by us to U.S. dollars using an average monthly and/or quarterly exchange rate for the purpose of the disclosure of the retail sales denominated in U.S. dollars. In all periods presented in this report, Cherokee does not consider the period fluctuations in foreign currency exchange rates to have had a significant effect on accuracy of the U.S. dollar-denominated figures presented in this Form 10-K.

Separation of our Former Executive Chairman

        On January 28, 2011, Robert Margolis resigned his positions as Executive Chairman and as a director of Cherokee. In connection with Mr. Margolis' resignation from Cherokee, Mr. Margolis and Cherokee entered into a Separation Agreement and General Release of all Claims (the "Separation Agreement"), dated January 28, 2011. Pursuant to the Separation Agreement: (i) Cherokee repurchased 400,000 shares of common stock from Mr. Margolis' affiliates at a per share price of $18.15, or $7.26 million in total; (ii) Cherokee paid Mr. Margolis a lump sum severance payment of an aggregate of $2.26 million; (iii) in early April 2011, Mr. Margolis was paid his final annual performance bonus of approximately $1.8 million for Fiscal 2011 in accordance with the management agreement previously governing the terms of Mr. Margolis' services to us; (iv) the vesting on Mr. Margolis' outstanding option to purchase up to 100,000 shares of Cherokee's Common Stock was accelerated; and (v) the management agreement previously governing the terms of Mr. Margolis' services to us was terminated. The Separation Agreement contains a general and mutual release of claims and covenant not to sue between Cherokee and Mr. Margolis and a mutual non-disparagement covenant, as well as a two year non-solicitation covenant of Mr. Margolis relating to Cherokee's employees. The terms and conditions of the Separation Agreement were approved by a special committee of Cherokee's Board of Directors, comprised of Cherokee's independent directors. As of January 29, 2011 and January 30, 2010, our accrued liabilities include a bonus payable of approximately $1.8 million and $2.5 million, respectively, for Mr. Margolis. Mr. Margolis' Fiscal 2011 bonus was paid in early April 2011, and we do not have any further payment obligations to him.

Term Loan Agreement with U.S. Bank

        On February 16, 2011, Cherokee and U.S. Bank National Association (the "Bank") entered into a Term Loan Agreement (the "Original Loan Agreement"). Pursuant to the Original Loan Agreement, Cherokee borrowed $10,000,000 in principal from the Bank (the "Original Loan"). Pursuant to the Original Loan Agreement, the Original Loan was to be repaid in equal monthly installments of $277,778 plus interest over three years, with the balance due at maturity, and with interest on the Original Loan calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Original Loan Agreement contained various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the Original Loan was outstanding.

Further, as collateral for the Original Loan, the Company granted a security interest in favor of the Bank in all of Cherokee's assets, and the Original Loan was guaranteed by Cherokee's wholly owned subsidiary, Spell C. LLC. Proceeds from the Original Loan were primarily used to satisfy the Company's promissory note payable to our former Chairman. On September 6, 2011, we entered into an amendment to the Original Loan Agreement (the "Amendment") to (i) modify the covenants relating to, and related definitions of, the "fixed charge coverage ratio" and "tangible net worth" as such terms are defined in the Amendment, and (ii) modify the covenant relating to Cherokee's ability to make certain permitted acquisitions under the Original Loan Agreement, to permit Cherokee, subject to certain conditions, to consummate acquisitions in any fiscal year in amounts below $5,000,000 or in amounts below $10,000,000 in the aggregate while the Original Loan was outstanding.

        On December 7, 2011, Cherokee and the Bank entered into an amendment and restatement of the Original Loan Agreement (the "Restated Loan Agreement"). Pursuant to the Restated Loan Agreement, the Original Loan was refinanced to constitute two term loans, for an aggregate principal amount of $7,000,000 (the "New Loan") consisting of (i) a term loan in the principal amount of $5,000,000, which loan is to be repaid in full on or before November 30, 2013 (the "Two Year Facility") and (ii) a term loan in the principal amount of $2,000,000, which loan is to be repaid in full on or before November 30, 2015 (the "Four Year Facility"). The Two Year Facility does not require principal payments prior it its maturity and bears interest to be paid in monthly installments, with such interest calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.00% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Four Year Facility requires principal to be repaid in equal monthly installments of $41,666.67, plus interest, with such interest calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. Further, pursuant to the Restated Loan Agreement, (i) we are obligated to maintain cash deposits of at least $5,000,000, (ii) the "tangible net worth" covenant contained in the Original Loan Agreement was eliminated and (iii) the components applicable to the "fixed charge coverage ratio" covenant in the Original Loan Agreement were modified and such ratio was (i) determined to be inapplicable to the Third Quarter, (ii) fixed at 1.25x for the Fourth Quarter (calculated on a quarterly basis), (ii) fixed at 2.75x for the first quarter of our fiscal year ending February 2, 2013 (calculated on a quarterly basis) and (iii) fixed at 1.15x for all future quarters while any portion the New Loan is outstanding (calculated on a trailing twelve month basis). In addition, a new "quarterly profitability" covenant was added, which covenant (i) is inapplicable to the Third Quarter, and (ii) requires Cherokee to achieve a minimum quarterly net profit (after tax) of $1,000,000 for the Fourth Quarter and each future fourth quarter of subsequent fiscal years, $1,700,000 for each first quarter of subsequent fiscal years, $1,400,000 for each second quarter of subsequent fiscal years and $1,100,000 for each third quarter of subsequent fiscal years, in each case while any portion of the New Loan is outstanding. Also in connection with, and as a condition to, the Restated Loan Agreement, we repaid approximately $775,000 to the Bank to reduce the total amount outstanding under the Restated Loan Agreement to $7,000,000.

        Except as described above, the terms of the Restated Loan Agreement are generally consistent with the terms of the Original Loan Agreement, and the Restated Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the New Loan is outstanding. The New Loan is evidenced by two term notes in the principal amounts of $2,000,000 and $5,000,000, respectively, a restated security agreement, a restated continuing guaranty executed by Cherokee's wholly owned subsidiary, Spell C. LLC, and a California judicial reference agreement.

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

    As a result, our royalty revenues from our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease in each fiscal quarter as licensees reach certain retail sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue we recognize in any quarter is dependent not only on the retail sales of branded products in such quarter but also the royalty rate in effect after considering the cumulative level of retail sales. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees. In Fiscal 2012, royalty revenues during the Third Quarter benefited from slightly higher royalty rates applied under our contracts with Tesco because the cumulative retail sales did not achieve the applicable threshold for reduced royalty rates, as compared to the comparable period in the prior fiscal year. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each licensing agreement. At January 28, 2012, management has decided to write-off the $27,000 for Mervyn's. Accordingly, there was no allowance for doubtful accounts as of year-end.

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

    The Company accounts for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Accounting Standards Codification ("ASC" and collectively, the "Codification"), Topic 740, Income Taxes ("ASC 740"). ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

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

  •
  Stock Options.  The Company accounts for stock options under ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), using the modified prospective method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values.

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

    Our consolidated financial statements for Fiscal 2010, Fiscal 2011, and Fiscal 2012 reflect the impact of ASC 718. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of ASC 718. Stock-based compensation expense recognized for Fiscal 2010 was $0.34 million, for Fiscal 2011 was $1.83 million, and for Fiscal 2012 was $0.57 million.

Results of Operations

        The following table sets forth for the periods indicated certain of our consolidated financial data.

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Royalty revenues	$25,604,000	$30,777,000	$32,570,000
Selling, general, administrative and amortization expenses	14,946,000	17,871,000	12,212,000

Operating income	10,658,000	12,906,000	20,358,000
Interest income (expense) and other income, net	(227,000)	13,000	24,000
Income tax provision	2,921,000	5,200,000	7,811,000

Net income	$7,510,000	$7,719,000	$12,571,000

        The following table sets forth additional detail information regarding the components for sales, general and administrative expenses for Fiscal 2012 and Fiscal 2011.

	Year Ended January 28, 2012	Year Ended January 29, 2011
Marketing and Corporate Expenses	$12,886,000	$9,738,000
Salary to former Executive Chairman	—	804,000
Bonus to former Executive Chairman	—	1,764,000
Severance to former Executive Chairman	—	2,260,000
Non Cash Stock Compensation	573,000	1,831,000
Depreciation and Amortization	1,487,000	1,474,000

Total selling, general, administrative and amortization expenses	$14,946,000	$17,871,000

        The significant reduction to selling, general and administrative expenses in Fiscal 2012 in comparison to Fiscal 2011 was due to certain expenses incurred in Fiscal 2011, which approximated $5.9 million, and are attributed to payments made to our former Executive Chairman, Robert Margolis, comprised of a salary of $804,000, bonus of $1,764,000 and severance payout of $2,260,000 as well as expenses related to accelerating vesting of remaining stock options held by our former Executive Chairman and to our issuance following Mr. Margolis' departure of fully vested stock options to our current non-Executive Chairman, Jess Ravich, totaling approximately $1.1 million. Cherokee does not have any further payment obligations to Mr. Margolis. The $5.9 million dollar reduction was partially offset by additional expenses relating to marketing and product development in the approximate amount of $3.3 million.

Fiscal 2012 Compared to Fiscal 2011

        In Fiscal 2012, our revenues totaled $25.6 million, as compared to $30.8 million in Fiscal 2011. Revenues for Fiscal 2012 and Fiscal 2011 were generated from licensing our trademarks to retailers and wholesalers and from our share of licensing revenues from brand representation licensing agreements with other brand owners. The reduction of revenues is primarily due to the decrease in aggregate sales of Cherokee branded products reported by Tesco, which we attribute primarily to Tesco's commitment to bolster its private label brand within the childrens product categories and the reduction of Cherokee branded products in the men's and women's categories, as well as challenging international economic conditions.

        Revenues from our Cherokee brand at Target for Fiscal 2012 and Fiscal 2011 were $13.8 million, or 54% of revenues, and $13.0 million, or 42% of revenues, respectively. Revenues from all other sources for Fiscal 2012 and Fiscal 2011 were $11.8 million, or 46% of revenues, and $17.8 million, or 58% of revenues, respectively.

        Our international licensing revenues were $9.6 million in Fiscal 2012 compared to $14.4 million in Fiscal 2011. Revenue from Tesco (U.K., Ireland, Poland, Czech Republic, Slovakia, Hungary and Turkey) totaled $2.8 million in Fiscal 2012 as compared to $8.3 million in Fiscal 2011. Tesco UK contributed $1.9 million in Fiscal 2012 and $5.7 million in Fiscal 2011, representing 7% and 19%, respectively, of our total revenues. The overall 67% decrease in our revenues from Tesco was primarily due to the 67% decline in royalties from Tesco UK from Fiscal 2011 to Fiscal 2012. The decline in Tesco UK royalties was due to a decrease of 58% of retail sales of Cherokee branded products from Fiscal 2011 to Fiscal 2012, primarily due to a challenging consumer environment in Europe. Additionally, the other Tesco territories all exhibited decreases in retail sales of Cherokee branded products and royalties during Fiscal 2012 as compared to Fiscal 2011.

        Revenues from Zellers totaled $2.1 million in Fiscal 2012 as compared to $2.0 million in Fiscal 2011. Other international royalty revenues in Fiscal 2012 increased to $4.7 million from $4.1 million in Fiscal 2011, representing a 17% gain. This total includes licensees for Mexico, South Africa, Peru, Israel, Brazil, Chile, India, Spain and other territories.

        Our revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Our trade receivable balances of $5.3 million and $6.6 million at the end of Fiscal 2012 and Fiscal 2011, respectively, included an accrual for royalty revenues earned during the fourth quarters of Fiscal 2012 and Fiscal 2011 and these receivables were subsequently received in the following quarter.

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

        Selling, general and administrative expenses including amortization of trademarks for Fiscal 2012 were $14.9 million, or 58% of revenues, compared to $17.9 million, or 58% of revenues for Fiscal 2011, representing a decrease of $2.9 million. Selling, general and administrative expenses in Fiscal 2012 differed from that of Fiscal 2011 in certain areas, including (i) in Fiscal 2011, certain payroll related expenses were higher than that incurred in Fiscal 2012, including severance and bonus accruals for our former Executive Chairman; and (ii) total marketing and development expenses increases, due to efforts related to our strategic marketing initiatives.

        Our interest and other income for Fiscal 2012 was $25,000 as compared to $13,000 for Fiscal 2011. The increase in interest income in Fiscal 2012 is due to the interest received as a result of past revenue due to us as uncovered during our royalty audits of certain licensees. We had interest expense of $252,000 in Fiscal 2012 relating to our term loan agreement with US Bank, and we had no interest expense in Fiscal 2011.

        For Fiscal 2012, we recorded a tax provision of $2.9 million, compared to $5.2 million for Fiscal 2011. Our effective tax rate was 28.0% for Fiscal 2012 and 40.2% for Fiscal 2011, due to our tax refund from the Franchise Tax Board.

        Our net income for Fiscal 2012 was $7.5 million, or $0.89 per diluted share, as compared to a net income of $7.7 million or $0.87 per diluted share for Fiscal 2011. We attribute this reduction in net income primarily to a challenging consumer environment in Europe. Our earning per share increased as a result of our reduced outstanding common stock.

Fiscal 2011 Compared to Fiscal 2010

        In Fiscal 2011, our revenues totaled $30.8 million, as compared to $32.6 million in Fiscal 2010. Revenues for Fiscal 2011 and Fiscal 2010 were generated from licensing our trademarks to retailers and wholesalers and from our share of licensing revenues from brand representation licensing agreements with other brand owners. Similar to our comparison of Fiscal 2012 to Fiscal 2011, we believe the reduction of revenues in Fiscal 2011 is primarily due to the decrease in aggregate sales of Cherokee branded products reported by Tesco, which we attribute primarily to Tesco's commitment to bolster its private label brand within the childrens product categories and the reduction of Cherokee branded products in the men's and women's categories, as well as challenging international economic conditions.

        Revenues from our Cherokee brand at Target for Fiscal 2011 and Fiscal 2010 were $13.0 million, or 42% of revenues, and $13.2 million, or 41% of revenues, respectively. Revenues from all other sources for Fiscal 2011 and Fiscal 2010 were $17.8 million, or 58% of revenues, and $19.3 million, or 59% of revenues, respectively.

        Our international licensing revenues were $14.4 million in Fiscal 2011 compared to $16.5 million in Fiscal 2010. Revenue from Tesco (U.K., Ireland, Poland, Czech Republic, Slovakia, Hungary and Turkey) totaled $8.3 million in Fiscal 2011 as compared to $12.0 million in Fiscal 2010. Tesco UK contributed $5.7 million in Fiscal 2011 and $7.6 million in Fiscal 2010, representing 19% and 23%, respectively, of total revenues. The overall 31% decrease in revenues from Tesco was primarily due to the 25% decline in royalties from Tesco UK from Fiscal 2010 to Fiscal 2011. The decline in Tesco UK royalties was due to a decrease of 30% of retail sales of Cherokee branded products from Fiscal 2010 to Fiscal 2011. Additionally, the other Tesco territories all exhibited decreases in retail sales of Cherokee branded products and royalties, with the exception of Turkey, during Fiscal 2011 as compared to Fiscal 2010.

        Revenues from Zellers totaled $2.0 million in Fiscal 2011 as compared to $1.4 million in Fiscal 2010, primarily due to an increase in Cherokee product offerings and increased marketing. Other international royalty revenues in Fiscal 2011 increased to $4.1 million from $3.0 million in Fiscal 2010, representing a 33% gain. This total includes licensees for Mexico, South Africa, Peru, Israel, Brazil, Chile, India, Spain and other territories.

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

        Selling, general and administrative expenses including amortization of trademarks for Fiscal 2011 were $17.9 million, or 58% of revenues, compared to $12.2 million, or 38% of revenues for Fiscal 2010, representing an increase of $5.7 million. Selling, general and administrative expenses in Fiscal 2011 differed from that of Fiscal 2010 in certain areas: (i) in Fiscal 2011, certain payroll related expenses were higher than that incurred in Fiscal 2010, including severance accruals for our former Executive Chairman and our former Chief Financial Officer totaling $2.4 million; (ii) in Fiscal 2011, travel and entertainment expenses were higher than incurred in Fiscal 2010 due to our efforts to increase our international presence; and (iii) total marketing expenses were $0.8 million in Fiscal 2010 as compared to $1.1 million in Fiscal 2011, due to efforts related to our strategic marketing initiatives.

The remaining marketing expenses are paid by us to certain licensees to help them increase our Cherokee brand in their respective territories. During Fiscal 2010, we recognized $0.34 million of expense associated with stock option compensation, as compared to $1.83 million for Fiscal 2011, which was due to our agreement to accelerate the vesting of an option to purchase up to 100,000 shares of our common stock held by our former Executive Chairman and to our issuance of a fully-vested option to purchase up to 100,000 shares of our common stock to our non-executive Chairman, Jess Ravich. The amount of bonus expense in Fiscal 2011 was lower than that for Fiscal 2010 due to the lower amount of EBITDA for Fiscal 2011 as a result of lower revenues.

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

        Our net income for Fiscal 2011 was $7.7 million, or $0.87 per diluted share, as compared to a net income of $12.6 million or $1.43 per diluted share for Fiscal 2010. We attribute this reduction primarily to weak consumer spending throughout the year and to the payment of a lump sum severance payment associated with the departure of our former Executive Chairman, Robert Margolis, of $2.26 million.

Liquidity and Capital Resources

        Cash Flows.    On January 28, 2012, we had cash and cash equivalents of $7.4 million. On January 29, 2011, we had cash and cash equivalents of $9.6 million. The decrease in cash and cash equivalents of $2.2 million during Fiscal 2012 was primarily attributable our repurchases of our common stock in open market transactions during the Second Quarter and during the Third Quarter for an aggregate amount of $1.9 million. On January 30, 2010, we had cash and cash equivalents of $9.4 million.

        During Fiscal 2012, cash provided by operations was $7.4 million, compared to $12.5 million in Fiscal 2011. We attribute this decrease of $5.1 million in significant part to our payment of $4.06 million in Fiscal 2012 of compensation expense that was accrued in Fiscal 2011 in connection with the separation of our former executive chairman and as compared to an increase in accrued compensation of $1.8 million in Fiscal 2011. The other primary differences in cash provided by operations between Fiscal 2012 and Fiscal 2011 include: (i) a decrease in accounts payable of $0.1 million in Fiscal 2012 as compared to an increase in accounts payable of $0.9 million in Fiscal 2011, which we attribute primarily to bifurcating deferred revenue as a stand alone account on the balance sheet from accounts payable; (ii) a decrease in accounts receivable of $1.3 million in Fiscal 2012 as compared to an increase of $0.3 million in Fiscal 2011, which we attribute primarily to reduced royalty revenue due from Tesco in the Fourth Quarter and (iii) stock based compensation expense of $0.6 million in Fiscal 2012 as compared to $1.8 million in Fiscal 2011, which we attribute primary to a one time acceleration of options vesting held by our former executive chairman and our one time issuance of fully vested options to our current non-executive chairman in Fiscal 2011. Also, our deferred tax assets decreased by $1.3 million in Fiscal 2012 as compared to an increase of $1.2 million in Fiscal 2011, which we attribute primarily to compensation and state taxes.

        During Fiscal 2011, cash provided by operations was $12.5 million, compared to $13.7 million in Fiscal 2010. The primary differences in cash provided by operations include: (i) an increase in accounts payable of $0.9 million in Fiscal 2011 as compared to an increase of $0.1 million in Fiscal 2010; (ii) a decrease in accounts receivable of $0.3 million in Fiscal 2011 as compared to an increase of $1.5 million in Fiscal 2010; (iii) an increase in accrued compensation of $1.8 million in Fiscal 2011 as compared to a decrease of $0.4 million in Fiscal 2010; and (iv) stock based compensation expense of $1.8 million in Fiscal 2011 as compared to $0.3 million in Fiscal 2010. Also, our deferred tax assets increased by $1.2 million in Fiscal 2011 as compared to a decrease of $0.3 million in Fiscal 2010.

        During Fiscal 2012, cash used by investing activities was $0.9 million as compared to Fiscal 2011, in which cash used by investing activities was $0.4 million. In Fiscal 2012, we did not make any trademark purchases, and the net cash used in investing activities was comprised of $0.7 million for purchase of property and equipment and $0.3 million for trademark registration fees and renewal costs. In Fiscal 2011, we did not make any trademark purchases, and the net cash used in investing activities was comprised of $0.1 million for purchase of property and equipment and $0.3 million for trademark registration fees and renewal costs.

        During Fiscal 2011, cash used by investing activities was $0.4 million as compared to Fiscal 2010, in which cash used by investing activities was $0.4 million. In Fiscal 2011, we did not make any trademark purchases, and the net cash used in investing activities was comprised of $0.1 million for purchase of property and equipment and $0.3 million for trademark registration fees and renewal costs. In Fiscal 2010, we did not make any trademark purchases, and the net cash used in investing activities was comprised of $0.1 million for purchase of property and equipment and $0.3 million for trademark registration fees and renewal costs.

        During Fiscal 2012, cash used in financing activities was $8.6 million, as compared to $12.0 million in Fiscal 2011. During Fiscal 2012, the Board of Directors declared and paid a total of $6.7 million in dividends, as compared to $13.5 million in dividends paid in Fiscal 2011. In Fiscal 2012, we consummated repurchases of our common stock pursuant to our repurchase program for an aggregate purchase price of approximately $1.9 million. In Fiscal 2011, we entered into an irrevocable commitment to repurchase 400,000 shares of common stock for $7.26 million in connection with the separation of our former executive chairman. We did not consummate any other repurchases of our common stock in Fiscal 2011. We received $1.5 million and $0.2 million in cash related to the purchase of shares of common stock by our Chief Executive Officer in Fiscal 2011 and Fiscal 2012, respectively.

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

Loan Agreement with U.S. Bank; Amendment and Restatement of Loan Agreement

        On February 16, 2011, Cherokee and U.S. Bank National Association (the "Bank") entered into a Term Loan Agreement (the "Original Loan Agreement"). Pursuant to the Original Loan Agreement, Cherokee borrowed $10,000,000 in principal from the Bank (the "Original Loan"). Pursuant to the Original Loan Agreement, the Original Loan was to be repaid in equal monthly installments of $277,778 plus interest over three years, with the balance due at maturity, and with interest on the Original Loan calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Original Loan Agreement contained various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the Original Loan was outstanding. Further, as collateral for the Original Loan, the Company granted a security interest in favor of the Bank in all of Cherokee's assets, and the Original Loan was guaranteed by Cherokee's wholly owned subsidiary, Spell C. LLC. Proceeds from the Original Loan were primarily used to satisfy the Company's promissory note payable to our former Chairman.

On September 6, 2011, we entered into an amendment to the Original Loan Agreement (the "Amendment") to (i) modify the covenants relating to, and related definitions of, the "fixed charge coverage ratio" and "tangible net worth" as such terms are defined in the Amendment, and (ii) modify the covenant relating to Cherokee's ability to make certain permitted acquisitions under the Original Loan Agreement, to permit Cherokee, subject to certain conditions, to consummate acquisitions in any fiscal year in amounts below $5,000,000 or in amounts below $10,000,000 in the aggregate while the Original Loan was outstanding.

        On December 7, 2011, Cherokee and the Bank entered into an amendment and restatement of the Original Loan Agreement (the "Restated Loan Agreement"). Pursuant to the Restated Loan Agreement, the Original Loan was refinanced to constitute two term loans, for an aggregate principal amount of $7,000,000 (the "New Loan") consisting of (i) a term loan in the principal amount of $5,000,000, which loan is to be repaid in full on or before November 30, 2013 (the "Two Year Facility") and (ii) a term loan in the principal amount of $2,000,000, which loan is to be repaid in full on or before November 30, 2015 (the "Four Year Facility"). The Two Year Facility does not require principal payments prior it its maturity and bears interest to be paid in monthly installments, with such interest calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.00% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Four Year Facility requires principal to be repaid in equal monthly installments of $41,666.67, plus interest, with such interest calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. Further, pursuant to the Restated Loan Agreement, (i) we are obligated to maintain cash deposits of at least $5,000,000, (ii) the "tangible net worth" covenant contained in the Original Loan Agreement was eliminated and (iii) the components applicable to the "fixed charge coverage ratio" covenant in the Original Loan Agreement were modified and such ratio was (i) determined to be inapplicable to the Third Quarter, (ii) fixed at 1.25x for the Fourth Quarter (calculated on a quarterly basis), (ii) fixed at 2.75x for the first quarter of our fiscal year ending February 2, 2013 (calculated on a quarterly basis) and (iii) fixed at 1.15x for all future quarters while any portion the New Loan is outstanding (calculated on a trailing twelve month basis). In addition, a new "quarterly profitability" covenant was added, which covenant (i) is inapplicable to the Third Quarter, and (ii) requires Cherokee to achieve a minimum quarterly net profit (after tax) of $1,000,000 for the Fourth Quarter and each future fourth quarter of subsequent fiscal years, $1,700,000 for each first quarter of subsequent fiscal years, $1,400,000 for each second quarter of subsequent fiscal years and $1,100,000 for each third quarter of subsequent fiscal years, in each case while any portion of the New Loan is outstanding. Also in connection with, and as a condition to, the Restated Loan Agreement, we repaid approximately $775,000 to the Bank to reduce the total amount outstanding under the Restated Loan Agreement to $7,000,000.

        Except as described above, the terms of the Restated Loan Agreement are generally consistent with the terms of the Original Loan Agreement, and the Restated Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the New Loan is outstanding. The New Loan is evidenced by two term notes in the principal amounts of $2,000,000 and $5,000,000, respectively, a restated security agreement, a restated continuing guaranty executed by Cherokee's wholly owned subsidiary, Spell C. LLC, and a California judicial reference agreement.

New Lease Agreement for Corporate Headquarters

        Effective October 13, 2011, we entered into an Office Lease with Tri-Center Plaza, LP (the "Landlord"), pursuant to which we have leased certain premises of approximately 10,104 square feet located at 5990 Sepulveda Boulevard, Sherman Oaks, California (the "Premises") to serve as our corporate headquarters (the "New Lease").

The term of the New Lease commenced on November 1, 2011 (the "Commencement Date"), and expires five (5) years after the Commencement Date (the "Term"). Cherokee has an option to extend the Term for an additional five (5) years. In addition, Cherokee has a one-time option to terminate the New Lease after the third year of the New Lease.

        The New Lease provides for base rent as follows:

Month of New Lease Term	Monthly Base Rent
1 to 12	$20,713
13 to 24	$21,335
25 to 36	$21,975
37 to 48	$22,634
49 to 60	$23,313

        In addition, Cherokee was required to deliver a $23,313 security deposit and is entitled to a rent abatement equal to the Monthly Base Rent for months 2, 13, 25, 37, and 49; over five years the abatement totals approximately $110,000.

        On December 7, 2011, and in anticipation of our relocation of our corporate headquarters pursuant to the New Lease, we entered into an early termination agreement with Lorenz Bondy et al Partners, our former landlord, with respect to the termination of our former lease obligations regarding our former corporate offices located at 6835 Valjean Avenue, Van Nuys, CA 91406. In connection with such termination, we negotiated for, and paid, an early termination payment amount that was less than the amount that we would otherwise be required to pay under our former lease agreement. The space is sufficient for the Company's needs for the foreseeable future.

        Uses of Liquidity.    Our cash requirements through the end of Fiscal 2013 are primarily to fund operations, working capital, make payments on our term loan with U.S. Bank and at our discretion repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures.

        We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

        The following table provides information related to our contractual cash obligations under various financial and commercial agreements at January 28, 2012:

	Payments Due by Period(a)
Contractual Obligations	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017 and thereafter	Total
Operating Leases(b)	$269,000	$282,000	$290,000	$299,000	$294,000	$1,434,000

Total Contractual Cash Obligations	$269,000	$282,000	$290,000	$299,000	$294,000	$1,434,000

(a)
For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captions "Fiscal 2013" starts January 28, 2012 and ends February 2, 2013.

(b)
Represents future minimum non-cancelable lease payments with respect to the lease of our office facilities in Sherman Oaks, California and Minneapolis, Minnesota. The Sherman Oaks lease is set to expire on November 1, 2016. There is one five-year option to extend this lease. The Minneapolis lease is set to expire on March 15, 2018. There is one three-year option to extend this lease.

        During Fiscal 2012, we announced and paid dividends of $0.80 per share. Since December 2003, we have paid a cash dividend to our stockholders for each quarter. However, the payment of any future dividends will be at the discretion of our Board and will be dependent upon our financial conditions, results of operations, capital requirements and other factors deemed relevant by our Board of Directors. Our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant. On January 26, 2012, our Board of Directors approved a $0.20 per common share dividend which was paid on March 15, 2012 to stockholders of record as of March 1, 2012. Should our future dividend payments exceed our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments in order to align our dividend payments with the cash flow generated from our operations. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

        Sources of Liquidity.    Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand. We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments though the end of Fiscal 2013. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled "Risk Factors" in Item 1A of this Form 10-K and under the caption title "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Item 7.

        As of January 28, 2012, we were not the guarantor of any other material third-party obligations. As of January 28, 2012, we did not have any irrevocable repurchase obligations.

        If our revenues and cash flows during Fiscal 2013 are lower than Fiscal 2012, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands. If our revenues and cash flows during Fiscal 2013 are materially lower than Fiscal 2012, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Inflation and Changing Prices

        The benign rate of inflation over the past several years has not had a material effect on our revenues and profits. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that short term future inflation will have a material impact, positive or negative, on future financial results.

Recent Accounting Pronouncements

        In April 2011, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We adopted ASC 820 on the first day of Fiscal 2009, and this adoption did not have a material impact on our consolidated financial statements.

  Seasonality

        Given our contractual royalty rate reductions with our licensees, as certain sales volume thresholds are achieved by our licensees in any given fiscal year, historically our first quarter has been our highest revenue and profitability quarter; our second quarter has been our next highest quarter; and our third and fourth quarters have been our lowest quarters. However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees. In Fiscal 2012, royalty revenues during the Third Quarter benefited from slightly higher royalty rates applied under our contracts with Tesco because the cumulative retail sales did not achieve the applicable threshold for reduced royalty rates, as compared to the comparable period in the prior fiscal year.

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

        Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For Fiscal 2012, revenues from international licensing activities comprised 38% of our consolidated revenues. For Fiscal 2012, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where we operate would have affected our revenues by approximately $0.96 million, which represents 4% of our total revenues reported for Fiscal 2012. Such change is not considered to represent a material effect on our results of operations or cash flow.

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

We have audited the accompanying consolidated balance sheets of Cherokee Inc. ("the Company") as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended January 28, 2012. We also have audited the Company's internal control over financial reporting as of January 28, 2012 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cherokee Inc., as of January 28, 2012 and January 29, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cherokee Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

/s/ MOSS ADAMS LLP

Los Angeles, California
April 12, 2012

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

	January 28, 2012	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$7,421,000	$9,587,000
Receivables	5,320,000	6,644,000
Income taxes receivable	672,000	1,378,000
Prepaid expenses and other current assets	152,000	94,000
Deferred tax asset	100,000	1,240,000

Total current assets	13,665,000	18,943,000
Deferred tax asset	1,230,000	1,344,000
Property and equipment, net	733,000	173,000
Trademarks, net	5,596,000	6,709,000
Other assets	—	14,000

Total assets	$21,224,000	$27,183,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$850,000	$932,000
Deferred Revenue—Current	320,000	386,000
Accrued compensation payable	268,000	4,314,000
Income taxes payable	—	1,010,000
Deferred Tax Liability—Current	38,000	—
Accrued dividends	1,677,000	1,699,000
Promissory Note	—	7,260,000

Short Term Debt	500,000	—

Total current liabilities	3,653,000	15,601,000

Long term liabilities:
Deferred Revenue—Non-Current	382,000	549,000
Long Term Debt	6,438,000	—

Total liabilities	10,473,000	16,150,000

Commitments and Contingencies (Note 6)
Stockholders' Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,387,167 shares issued and outstanding at January 28, 2012 and 8,896,154 issued and 8,496,154 outstanding at January 29, 2011	167,000	177,000
Additional paid-in capital	19,271,000	18,517,000
Retained deficit	(8,687,000)	(401,000)
Less: Treasury Stock, Common: 400,000 shares	—	(7,260,000)

Total stockholders' equity	10,751,000	11,033,000

Total liabilities and stockholders' equity	$21,224,000	$27,183,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Royalty revenues	$25,604,000	$30,777,000	$32,570,000
Selling, general and administrative expenses	13,575,000	16,397,000	10,771,000
Amortization of trademarks	1,371,000	1,474,000	1,441,000

Operating income	10,658,000	12,906,000	20,358,000
Other income
Interest expense	(252,000)	—	—
Interest income	25,000	13,000	24,000

Total other income	(227,000)	13,000	24,000

Income before income taxes	10,431,000	12,919,000	20,382,000
Income tax provision	2,921,000	5,200,000	7,811,000

Net income	$7,510,000	$7,719,000	$12,571,000

Basic earnings per share	$0.89	$0.87	$1.43

Diluted earnings per share	$0.89	$0.87	$1.43

Weighted average shares outstanding:
Basic	8,454,143	8,835,809	8,814,187
Diluted	8,457,090	8,874,224	8,814,187

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Par Value				Total
Balance at January 31, 2009	8,814,187	$176,000	$—	$14,875,000	$7,689,000	$22,740,000

Stock-based compensation				344,000		344,000
Net tax benefit of stock options exercised (cancelled)				(32,000)		(32,000)
Accrued and paid dividends					(16,570,000)	(16,570,000)
Net income					12,571,000	12,571,000

Balance at January 30, 2010	8,814,187	$176,000	$—	$15,187,000	$3,690,000	$19,053,000

Stock-based compensation				1,831,000		1,831,000
Stock Issuance	81,967	1,000		1,499,000		1,500,000
Stock Repurchase	(400,000)		(7,260,000)			(7,260,000)
Accrued and paid dividends					(11,810,000)	(11,810,000)
Net income					7,719,000	7,719,000

Balance at January 29, 2011	8,496,154	$177,000	$(7,260,000)	$18,517,000	$(401,000)	$11,033,000

Stock-based compensation				573,000		573,000
Stock Options Exercised	10,000			161,000		161,000
Stock Option Forfeitures				(95,000)		(95,000)
Stock Issuance	12,562			200,000		200,000
Stock Repurchase	(131,549)		(1,885,000)			(1,885,000)
Stock Retirement		(10,000)	9,145,000	(85,000)	(9,050,000)	—
Accrued and paid dividends					(6,746,000)	(6,746,000)
Net income					7,510,000	7,510,000

Balance at January 28, 2012	8,387,167	$167,000	$—	$19,271,000	$(8,687,000)	$10,751,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Operating activities:
Net income	$7,510,000	$7,719,000	$12,571,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	37,000	—	—
Depreciation	116,000	75,000	76,000
Amortization of trademarks	1,371,000	1,474,000	1,441,000
Deferred income taxes	1,292,000	(1,215,000)	319,000
Stock-based compensation	573,000	1,831,000	344,000
Net tax benefit of stock options exercised (cancelled)	—	—	(32,000)
Changes in current assets and liabilities:
Receivables	1,287,000	295,000	(1,464,000)
Prepaids and other current assets	(44,000)	7,000	(26,000)
Income taxes receivable	706,000	(107,000)	338,000
Accounts payable	(82,000)	(35,000)	13,000
Deferred Revenue	(233,000)	935,000	—
Accrued compensation	(4,046,000)	1,778,000	(366,000)
Income taxes payable and other accrued liabilities	(1,127,000)	(247,000)	526,000

Net cash provided by operating activities	7,360,000	12,510,000	13,740,000

Investing activities:
Purchases of trademarks, including registration and renewal cost	(258,000)	(319,000)	(294,000)
Purchase of property and equipment	(676,000)	(63,000)	(51,000)

Net cash used in investing activities	(934,000)	(382,000)	(345,000)

Financing activities:
Proceeds from Term Loan	10,000,000	—	—
Payments of Term Loan	(3,062,000)	—	—
Proceeds from exercise of stock options	161,000	1,500,000	—
Proceeds from issuance of common stock	200,000	—	—
Repurchase of common stock	(9,145,000)	—	—
Dividends	(6,746,000)	(13,460,000)	(17,628,000)

Net cash used in financing activities	(8,592,000)	(11,960,000)	(17,628,000)

Increase (Decrease) in cash and cash equivalents	(2,166,000)	168,000	(4,233,000)
Cash and cash equivalents at beginning of period	9,587,000	9,419,000	13,652,000

Cash and cash equivalents at end of period	$7,421,000	$9,587,000	$9,419,000

Cash paid during period for:
Income taxes	$2,027,000	$5,924,000	$5,999,000
Declaration of dividends	$1,677,000	$1,699,000	$3,349,000
Non-cash Financing Activities:
Repurchase of common stock	$1,885,000	$7,260,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business

        Cherokee Inc. (which may be referred to as we, us, our, or the "Company") is in the business of marketing and licensing the Cherokee, Sideout and Carole Little brands and related trademarks and other brands it owns or represents. We are one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States.

2.     Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Company Year End

        Our fiscal year comprises a 52 or 53 week period ending on the Saturday nearest to January 31. Our fiscal years ended January 28, 2012 ("Fiscal 2012"), January 29, 2011 ("Fiscal 2011"), and January 30, 2010 ("Fiscal 2010") represent 52 week periods.

  Allowance for Doubtful Accounts

        The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of our licensees, current economic conditions, bankruptcy, and other factors that may affect our licensees' ability to pay. There was no allowance for doubtful accounts as of January 29, 2011 or January 28, 2012.

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

  Revenue Recognition

        Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectability is reasonably assured. Royalty agreements, specifically with Target and Tesco, account for the majority of our historical revenues and are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by our each respective licensee. In these certain cases, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year, and as a consequence such royalty rate reductions do not impact previously recognized royalty revenue.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As a result, our royalty revenues as a percentage of our licensees' retail sales of branded products are highest at the beginning of each fiscal year and decrease during the fiscal year as licensees exceed sales thresholds contained in their respective license agreements. Therefore, the amount of royalty revenue we recognize in any quarter is dependent not only on the retail sales of branded products in such quarter but also the royalty rate in effect after considering the cumulative level of retail sales. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters.

  Deferred Revenue

        Deferred revenues represent minimum licensee revenue royalties paid in advance, the majority of which are non-refundable to the licensee. Historically, deferred revenue was combined with accounts payable; however, deferred revenue is currently presented separately as current and non-current items on our balance sheet. The values and timing of recognition of deferred revenues are outlined in our license agreements.

        Deferred revenues and reclassification to accounts payable consisted of the following:

	January 28, 2012		January 29, 2011
Accounts payable, previously reported	$	N/A	$1,867,000
Deferred revenue, current (reclassified)		320,000	386,000
Deferred revenue, non-current (reclassified)		382,000	549,000
Accounts payable, (reclassified)		850,000	932,000

  Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts and the resulting gains or losses are included in current operations. Depreciation is provided on a straight line basis over the estimated useful life of the related asset. Computers and related equipment are depreciated over three years. Building improvements are depreciated over five years, or in some cases, longer, depending upon the specific improvements and the estimated life of the lease. Depreciation expense was $116,000, $75,000, and $76,000 for Fiscal 2012, Fiscal 2011, and Fiscal 2010, respectively.

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

  Concentrations of Credit Risk

        Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We limit our credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year-end January 28, 2012 and January 29, 2011, our cash and cash equivalents exceeded FDIC limits. Concentrations of credit risk with respect to trade receivables are minimal due to the limited amount of open receivables and due to the nature of our licensing royalty revenue program. Generally, we do not require collateral or other security to support customer receivables. One customer, Target Corporation ("Target"), accounted for approximately 67%, 49% and 42%, respectively, of our trade receivables at January 28, 2012, January 29, 2011 and January 30, 2010 and approximately 54%, 42% and 41%, respectively, of our revenues during Fiscal 2012, Fiscal 2011 and Fiscal 2010. Another customer, Tesco Stores Limited ("Tesco"), accounted for approximately 4%, 21% and 39% of our trade receivables at January 28, 2012, January 29, 2011 and January 30, 2010, and approximately 11%, 27% and 37%, respectively, of our revenues during Fiscal 2012, Fiscal 2011 and Fiscal 2010. Our international revenues represent approximately 38%, 47% and 51%, respectively, of our total revenues during Fiscal 2012, Fiscal 2011, and Fiscal 2010.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Significant Contracts

        In 1997, we entered into an agreement with Target that grants Target the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. The current terms of our relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and amended on December 1, 2011 (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the "Target Canada Agreement"), and subject to our agreement with Zellers, the terms of the Restated Target Agreement shall apply to the territory of Canada effective as of February 1, 2013. The term of the Restated Target Agreement continues through January 31, 2013. However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for Fiscal 2013, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the Restated Target Agreement during February of the calendar year prior to termination. In addition, effective as of February 1, 2013, the minimum guaranteed royalty for Target will increase to $10,500,000 and will apply to all sales made by Target in the United States or in Canada as contemplated by the Target Canada Agreement. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Royalty revenues from Target totaled $13.8 million in Fiscal 2012, $13.0 million in Fiscal 2011 and $13.2 million in Fiscal 2010.

        We also have other licensing agreements regarding our brands, including with Tesco for our Cherokee brand in the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey.

  Fair Value of Financial Instruments

        The amount recorded for financial instruments in our consolidated financial statements approximates fair value as defined in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820").

  Stock-Based Compensation

        We currently maintain two equity-based compensation plans: (i) the 2003 Incentive Award Plan as amended in 2006 with the adoption of the 2006 Incentive Award Plan (the "2003 Plan") and (ii) the 2006 Incentive Award Plan (the "2006 Plan"). Each of these equity based compensation plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

        The Company accounts for stock options under ASC 718, using the modified prospective method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values.

        Upon adoption of ASC 718, the Company applied the modified prospective method which required companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the awards service period. Stock-based compensation expense recognized for Fiscal 2012 was $573,000, for Fiscal 2011 was $1,831,000, and for Fiscal 2010 was $344,000.

  Marketing and Advertising

        Generally, our Direct to Retail licensees fund their own advertising programs. Our own advertising and promotional costs are immaterial and are expensed as incurred. We do provide marketing expense money to certain large licensees to help them build the Cherokee brand in their respective territories. These particular marketing expenses paid during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $0.4 million, $1.1 million and $0.8 million, respectively.

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

  Comprehensive Income

        ASC Topic 220, Comprehensive Income ("ASC 220") establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For Fiscal 2012, Fiscal 2011 and Fiscal 2010, we had no comprehensive income components and accordingly, net income equals comprehensive income.

  Segment Reporting

        The provisions of ASC Topic 280, Segment Reporting ("ASC 280"), require public companies to report financial and descriptive information about their reportable operating segments. We identify reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

        We operate in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Our marketing and licensing activities extend to both brands which we own and to brands owned by others. Our operating activities relating to both owned and represented brands are identical and are performed by a single group of marketing professionals located in a single geographic location. While our principal operations are in the United States, we also derive royalty revenues from some of our licensees that are located in the United Kingdom and other parts of Europe.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues by geographic area consisted of the following:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
	(in thousands)
North America (U.S., Canada and Mexico)	$18,985	$19,226	$18,283
United Kingdom	2,032	6,168	8,157
Rest of Europe	1,276	2,782	4,179
South Africa and Other	3,311	2,601	1,951

Total	$25,604	$30,777	$32,570

3.     Trademarks

        Trademarks consist of the following:

	January 28, 2012	January 29, 2011
Trademarks	$18,965,000	$18,706,000
Accumulated amortization	(13,369,000)	(11,997,000)

Total	$5,596,000	$6,709,000

        Amortization expense of trademarks was $1.4 million, $1.5 million, and $1.4 million for each of Fiscal 2012, Fiscal 2011, and Fiscal 2010. Expected amortization of trademarks for our fiscal years 2013, 2014, 2015, and for 2016 is $1.3 million, $1.2 million, $0.9 million, and $0.8 million respectively.

        During Fiscal 2012, we did not acquire any trademarks. Trademark registration and renewal fees for Fiscal 2012 which were capitalized totaled $0.26 million, comprised of registration and renewal fees of $0.21 million for Cherokee, $27,000 for Sideout, and $17,000 for the brands (Carole Little, others) purchased in fiscal 2003. During Fiscal 2011, trademark registration and renewal fees which were capitalized totaled $0.32 million, comprised of registration and renewal fees of $0.25 million for Cherokee, $39,000 for Sideout, and $29,000 for the brands (Carole Little, others) purchased in fiscal 2003.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Income Taxes

        The income tax provision as shown in the statements of operations includes the following:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Current:
Federal	$2,857,000	$4,354,000	$5,650,000
State	(1,956,000)	1,091,000	1,056,000
Foreign	770,000	970,000	817,000

	1,671,000	6,415,000	7,523,000
Deferred:
Federal	1,128,000	(1,059,000)	295,000
State	122,000	(156,000)	(7,000)

	1,250,000	(1,215,000)	288,000

	$2,921,000	$5,200,000	$7,811,000

        A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
Tax expense at U.S. statutory rate	34.0%	34.2%	35.0%
State income taxes, net of federal income tax benefit	1.7	4.7	4.2
State income tax refund, net of federal income tax	(9.4)	—	(2.0)
Nondeductible expenses	0.7	1.0	1.1
Other	1.0	0.3	1.1

Tax provision	28.0%	40.2%	39.4%

        A summary of deferred income tax assets is as follows:

	January 28, 2012		January 29, 2011
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Depreciation and Amortization	$—	52,000	$—	237,000
Deferred revenue	(38,000)	154,000	—	—
Other	19,000	—	—	137,000
State income taxes	81,000	—	382,000	—
Compensation		1,024,000	858,000	970,000

Total deferred tax assets	$62,000	1,230,000	$1,240,000	1,344,000

        Foreign taxes include withholding required on royalty payments from foreign jurisdictions. Deferred tax assets primarily relate to state tax benefits, deferred revenue, and stock option compensation. We believe that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The difference in our effective tax rate for Fiscal 2012 in comparison to Fiscal 2011 was primarily the result of settling income tax examinations with the California Franchise Tax Board attributable to the apportionment of net income. The settlement resulted in a tax provision decrease of approximately $1,000,000. Additionally, for tax years beginning in 2011, California provides for the election of a single sales apportionment formula. The effect of this election resulted in a tax provision decrease of approximately $290,000.

        The amount of unrecognized tax benefits was approximately $0.9 million and $1.1 million, respectively, at January 28, 2012 and January 29, 2011. At January 28, 2012, we had $0.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The decrease in our uncertain tax benefits was due to an audit assessment settlement. The increase in our unrecognized tax benefits was due to un-asserted items. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in Thousands)
Balance at January 30, 2010	$800
Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years	400
Reductions for tax positions as a result of:
Settlements	(100)
Lapse of Limitations	—

Balance at January 29, 2011	$1,100
Additions for tax positions related to current year	—
Additions/reductions for tax positions taken in prior years	250
Reductions for tax positions as a result of:
Settlements	(450)
Lapse of Limitations	—

Balance at January 28, 2012	$900

        It is reasonably expected that $700,000 of the $900,000 of unrecognized tax benefits will settle in the next twelve months. We do not expect this change to have a significant impact on the results of operations or the financial position of the Company.

        In accordance with the adoption of ASC 740, we continue to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of income. As of January 29, 2011 and January 28, 2012, we have accrued $110,000 and $138,000, respectively, of interest relating to unrecognized tax benefits. These amounts are included in income taxes payable on our balance sheet.

        The Company files income tax returns in the U.S. federal and California state jurisdictions. For federal income tax purposes, the 2009 through 2011 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, our 2008 through 2011 tax years remain open for examination by the tax authorities under a four year statute of limitations.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Earnings Per Share

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for each of the past three years:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended January 28, 2012:
Basic earnings per share	$7,510,000	8,454,143	$0.89
Effect of dilutive securities—stock options	—	2,947	—

Dilutive earnings per share	$7,510,000	8,457,090	$0.89

For the year ended January 29, 2011:
Basic earnings per share	$7,719,000	8,835,089	$0.87
Effect of dilutive securities—stock options	—	39,135	—

Dilutive earnings per share	$7,719,000	8,874,224	$0.87

For the year ended January 30, 2010:
Basic earnings per share	$12,571,000	8,814,187	$1.43
Effect of dilutive securities—stock options	—	—	—

Dilutive earnings per share	$12,571,000	8,814,187	$1.43

        The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 696,996, 152,444 and 162,444 of anti-dilutive shares for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

6.     Commitments and Contingencies

  Leases

        We lease our current facility under an operating lease expiring on November 1, 2016. We also have one five-year option to extend this lease for a total of 5 additional years, to November 1, 2021. We also lease an office in Minnesota under an operating lease expiring on March 15, 2018. There is one three-year option to extend this lease for a total of 3 additional years, to March 15, 2021. The future minimum non-cancelable lease payments are as follows:

Operating Leases
Fiscal 2013	$269,000
Fiscal 2014	282,000
Fiscal 2015	290,000
Fiscal 2016	299,000
Fiscal 2017 and thereafter	294,000

Total future minimum lease payments	$1,434,000

        Total rent expense was $185,000 for Fiscal 2012 and $150,000 for each of Fiscal 2011 and Fiscal 2010.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Promissory Notes

        Under the terms of our Separation Agreement with our former Executive Chairman, on January 28, 2011 we irrevocably agreed to repurchase 400,000 shares of our common stock from Mr. Margolis or his affiliates at a per share price of $18.15, or $7,260,000 in total (the "Repurchase"). We consummated the Repurchase on February 7, 2011, and issued promissory notes (the "Promissory Notes") to affiliates of Mr. Margolis as consideration for the Repurchase. On February 17, 2011, we repaid the Promissory Notes in full.

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

7.     Related Party Transactions

  Employment Agreement with our Chief Executive Officer

        On August 26, 2010, we entered into an Employment Agreement, with our Chief Executive Officer, Henry Stupp, which has been subsequently amended pursuant to amendment agreements on each of January 28, 2011, April 13, 2011 and July 27, 2011 (such employment agreement, as amended, the "Employment Agreement"). Pursuant to the Employment Agreement, (i) on August 26, 2010, Mr. Stupp purchased 81,967 shares of our common stock at a per share price of $18.30 (which was equal to the closing price of Cherokee's common stock on such date), for aggregate proceeds of $1,500,000 and (ii) on July 28, 2011, Mr. Stupp purchased 12,562 shares of Cherokee's common stock at a per share price of $15.92 (which was equal to the closing price of Cherokee's common stock on such date), for aggregate proceeds of approximately $200,000 (all such shares purchased by Mr. Stupp, collectively, the "Shares"). The sales of the Shares were made pursuant to an exemption from registration provided by Section 4(2) of the Act, including pursuant to Rule 506 thereunder (as Mr. Stupp is an "accredited investor" under Rule 506 and the sales were made without any form of general solicitation and with full access to any information requested by Mr. Stupp regarding Cherokee or its common stock). In addition, pursuant to the Employment Agreement, Mr. Stupp agreed to purchase an aggregate of $600,000 of our common stock in increments of $200,000 on or before October 31, 2011, January 31, 2012 and April 30, 2012 (such additional shares, the "Subsequent Shares"). Mr. Stupp elected not purchase the Subsequent Shares to be purchased on or before October 31, 2011 and January, 31, 2012, and, as a result, a total of 75,000 of the shares subject to the Option (as described below) have been forfeited, leaving a balance of 225,000 shares subject to the Option as of the date of this report.

        Pursuant to the terms of the Employment Agreement, Mr. Stupp is to receive a base salary equal to $375,000 per year. In addition, for Fiscal 2012, and for each subsequent fiscal year during the term of the Employment Agreement, Mr. Stupp shall be entitled to receive a performance bonus (the "Performance Bonus") equal to five percent of Cherokee's pre-tax income during such fiscal year in excess of a threshold amount of $20,000,000, subject to a maximum of $650,000 per fiscal year. Mr. Stupp did not receive any portion of the Performance Bonus for Fiscal 2012. Mr. Stupp's services as our Chief Executive Officer are at will. The Employment Agreement expires as of January 31, 2014, unless earlier terminated by Cherokee or by Mr. Stupp or extended by mutual agreement.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In connection with Mr. Stupp's appointment, on August 26, 2010, we granted Mr. Stupp an option to purchase up to 300,000 shares of our common stock (the "Option") pursuant to a Stock Option Agreement (the "Stock Option Agreement") as an inducement grant outside of the 2006 Plan. The maximum number of shares subject to the Option is currently 225,000 as a result of the forfeiture of a total of 75,000 shares described above. The Stock Option Agreement was entered into as an inducement material for Mr. Stupp to enter into employment with Cherokee. While the grant of the Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan. The Option has an exercise price of $18.30 per share, which was the closing price of Cherokee's common stock on the Nasdaq Global Select Market on the date of grant. The Option vests in five equal annual installments beginning on January 31, 2012, and vesting in four additional increments on each yearly anniversary thereafter. In addition, in the event of a change in control of Cherokee, an additional twenty percent of the total shares subject to the Option shall vest. The Option has a term of six years and will be forfeited if not exercised before the expiration of the term. Except as noted above, the Option is not transferable and is not exercisable by anyone other than Mr. Stupp during his lifetime. In addition, in the event that Mr. Stupp does not comply with his remaining obligation under the Employment Agreement to purchase the $200,000 Subsequent Shares to be purchased on or before April 30, 2012, then an additional 37,500 shares subject to the Option shall instead be forfeited, and the vesting schedule will be proportionally adjusted. If Mr. Stupp's service to Cherokee is terminated for any reason, the Option shall cease vesting upon such termination.

        On July 27, 2011 and on December 16, 2011, our Compensation Committee approved the payments of discretionary bonuses to Mr. Stupp in the amount of $270,000 and $100,000, respectively, which were paid in accordance with Cherokee's payroll practices on July 29, 2011 and December 23, 2011.

  Separation of our Former Executive Chairman

        On January 28, 2011, Robert Margolis resigned his positions as Executive Chairman and as a director of Cherokee. In connection with Mr. Margolis' resignation from Cherokee, Mr. Margolis and Cherokee entered into a Separation Agreement and General Release of all Claims (the "Separation Agreement"), dated January 28, 2011. Pursuant to the Separation Agreement: (i) Cherokee repurchased 400,000 shares of common stock from Mr. Margolis' affiliates at a per share price of $18.15, or $7.26 million in total; (ii) Cherokee paid Mr. Margolis a lump sum severance payment of an aggregate of $2.26 million; (iii) in early April 2011, Mr. Margolis was paid his final annual performance bonus of approximately $1.8 million for Fiscal 2011 in accordance with the management agreement previously governing the terms of Mr. Margolis' services to us; (iv) the vesting on Mr. Margolis' outstanding option to purchase up to 100,000 shares of Cherokee's Common Stock was accelerated; and (v) the management agreement previously governing the terms of Mr. Margolis' services to us was terminated.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Separation Agreement contains a general and mutual release of claims and covenant not to sue between Cherokee and Mr. Margolis and a mutual non-disparagement covenant, as well as a two year non-solicitation covenant of Mr. Margolis relating to Cherokee's employees. The terms and conditions of the Separation Agreement were approved by a special committee of Cherokee's Board of Directors, comprised of Cherokee's independent directors. As of January 29, 2011 and January 30, 2010, our accrued liabilities include a bonus payable of approximately $1.8 million and $2.5 million, respectively, for Mr. Margolis. Mr. Margolis' Fiscal 2011 bonus was paid in early April 2011, and we do not have any further payment obligations to him.

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

8.     Capitalization

  Preferred Stock

        We are authorized to issue up to 1,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of January 28, 2012 and January 29, 2011, no shares of preferred stock were outstanding.

  Common Stock

        On July 22, 1999, our Board of Directors authorized the repurchase of up to one million shares of our then outstanding common stock. Pursuant to this directive, and including certain repurchases of our common stock that were effected during Fiscal 2009 and during the Second and Third Quarters as are described below, as of January 28, 2012 we have used cash of $9.4 million to repurchase and retire a total of 849,064 shares of our common stock since the stock repurchases were authorized (excluding our one-time repurchase of 400,000 shares of our common stock held by affiliates of our former Executive Chairman, discussed below). Our Board of Directors subsequently authorized and approved the extension of the expiration date of our stock repurchase program to January 31, 2012 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of our common stock.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        During the First Quarter we did not repurchase any shares of our common stock. During the Second Quarter, we purchased and retired approximately 24,000 shares of our common stock at an average price of $16.47. During the Third Quarter, we purchased and retired approximately 108,000 shares of our common stock at an average price of $13.85. During the Fourth Quarter we did not repurchase any shares of our common stock.

  Dividends

        Cherokee has made a quarterly dividend payment to stockholders during each completed quarter of Fiscal 2012, Fiscal 2011 and Fiscal 2010. On January 28, 2012, our Board of Directors approved a dividend of $0.20 per share, or $1.7 million, which was paid on March 12, 2012. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

  Stock-Based Compensation

        We currently maintain two equity-based compensation plans: (i) the 2003 Incentive Award Plan as amended in 2006 with the adoption of the 2006 Incentive Award Plan (the "2003 Plan"); and (ii) the 2006 Incentive Award Plan (the "2006 Plan"). Each of these equity based compensation plans provide for the issuance of equity-based awards to officers and other employees and directors, and they have previously been approved by our stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The vesting period and term for options granted under the 2003 Plan is set by the Committee, with the term being no greater than 10 years, and the During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we granted options under the 2003 Plan to purchase 30,000, 113,666, and zero, respectively, of shares of our common stock. As of January 28, 2012, there were 71,982 shares available for option grants under the 2003 Plan as a result of various forfeitures, cancellations or expirations of previously granted stock options. In the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future until the 2003 Plan expires on April 28, 2016.

        2006 Plan—The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders and amended at the June 2010 Annual Meeting of Stockholders, under which the Company is authorized to grant up to 750,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares that may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000. The principal purposes of the 2006 Plan is to provide an additional incentive for our directors, employees and consultants and its subsidiaries to further our growth development and financial success and to enable us to obtain and retain their services. The Committee administers the 2006 Plan with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors. Under the 2006 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we granted options under the 2006 Plan to purchase 296,000, 153,334, and zero, respectively, of shares of common stock. As of January 28, 2012, there were 230,500 shares available for option grants under the 2006 Plan as a result of various forfeitures, cancellations or expirations of previously granted stock options. In the event that any outstanding option granted under the 2006 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

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

        In addition, in connection with appointment of Mr. Stupp as our Chief Executive Officer, on August 26, 2010, we granted to Mr. Stupp an option to purchase shares (the "Stupp Option") of Cherokee's common stock as an inducement grant outside of the 2006 Plan, subject to vesting requirements and other terms. The Stupp Option was originally exercisable for up to a total of 300,000 shares and the maximum number of shares for which the Stupp Option may now be exercised is 225,000 as of the date of this report (subject to applicable vesting conditions set forth in the Stupp Option). This grant of stock options was entered into as an inducement material for Mr. Stupp to enter into employment with Cherokee. While the grant of the Stupp Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan. See the description of the Stupp Option in Note 7. Related Party Transactions.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Effective January 29, 2006, we adopted ASC 718 using the modified prospective method which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Under the modified prospective method, we are required to recognize stock-based compensation expense for share-based payment awards granted prior to, but not yet fully vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions under the original ASC 718. Stock-based compensation expense recognized under for Fiscal 2012, Fiscal 2011 and Fiscal 2010, was $0.57 million, $1.83 million, and $0.34 million, respectively.

        The estimated fair value of options granted during Fiscal 2012, Fiscal 2011 and Fiscal 2010 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
			N/A no grants
Expected Dividend Yield	4.65 to 6.67	7.2%
Expected Volatility	49.28 to 51.95	58.8%
Risk-Free Interest Rate	0.74% to 1.1%	2.1%
Expected Life (in years)	4.5 to 5.0	4.8%
Estimated Forfeiture Rate	30%	3.2%

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of activity for the Company's stock options as of and for Fiscal 2012, Fiscal 2011 and Fiscal 2010 is as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, at January 31, 2009	354,723	$31.83
Granted	—	—
Exercised	—	—
Canceled/forfeited	(192,279)	$37.50

Outstanding, at January 30, 2010	162,444	$24.63
Granted	817,000	$17.50
Exercised
Canceled/forfeited	(30,000)	$18.29

Outstanding, at January 29, 2011	949,444	$18.76
Granted	326,000	$16.57
Exercised	(10,000)	$16.08
Canceled/forfeited	(291,611)	$19.23

Outstanding, at January 28, 2012	973,833	$17.92	4.62	$—

Vested and Exercisable at January 28, 2012	325,994	$19.31	3.09	$—

Unvested and not exercisable at January 28, 2012	647,839	$17.23	5.15	$—

        The weighted average grant date fair value of options granted under the plans for Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $6.89, $4.05, and zero, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on January 27, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 27, 2012 (the last trading day). This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for Fiscal 2012, Fiscal 2011 and Fiscal 2010 was zero for each year.

        As of January 28, 2012, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,837,000, which is expected to be recognized over a weighted average period of approximately 2.98 years. The total fair value of all options which vested during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $538,000, $1,581,000, and $523,000, respectively.

9.     Debt

        On February 16, 2011, Cherokee and U.S. Bank National Association (the "Bank") entered into a Term Loan Agreement (the "Original Loan Agreement"). Pursuant to the Original Loan Agreement, Cherokee borrowed $10,000,000 in principal from the Bank (the "Original Loan"). Pursuant to the Original Loan Agreement, the Original Loan was to be repaid in equal monthly installments of $277,778 plus interest over three years, with the balance due at maturity, and with interest on the Original Loan calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Original Loan Agreement contained various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the Original Loan was outstanding. Further, as collateral for the Original Loan, the Company granted a security interest in favor of the Bank in all of Cherokee's assets, and the Original Loan was guaranteed by Cherokee's wholly owned subsidiary, Spell C. LLC. Proceeds from the Original Loan were primarily used to satisfy the Company's promissory note payable to our former Chairman. On September 6, 2011, we entered into an amendment to the Original Loan Agreement (the "Amendment") to (i) modify the covenants relating to, and related definitions of, the "fixed charge coverage ratio" and "tangible net worth" as such terms are defined in the Amendment, and (ii) modify the covenant relating to Cherokee's ability to make certain permitted acquisitions under the Original Loan Agreement, to permit Cherokee, subject to certain conditions, to consummate acquisitions in any fiscal year in amounts below $5,000,000 or in amounts below $10,000,000 in the aggregate while the Original Loan was outstanding.

        On December 7, 2011, Cherokee and the Bank entered into an amendment and restatement of the Original Loan Agreement (the "Restated Loan Agreement"). Pursuant to the Restated Loan Agreement, the Original Loan was refinanced to constitute two term loans, for an aggregate principal amount of $7,000,000 (the "New Loan") consisting of (i) a term loan in the principal amount of $5,000,000, which loan is to be repaid in full on or before November 30, 2013 (the "Two Year Facility") and (ii) a term loan in the principal amount of $2,000,000, which loan is to be repaid in full on or before November 30, 2015 (the "Four Year Facility"). The Two Year Facility does not require principal payments prior it its maturity and bears interest to be paid in monthly installments, with such interest calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.00% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Four Year Facility requires principal to be repaid in equal monthly installments of $41,666.67, plus interest, with such interest calculated at a floating rate equal to either (i) the Bank's prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. Further, pursuant to the Restated Loan Agreement, (i) we are obligated to maintain cash deposits of at least $5,000,000, (ii) the "tangible net worth" covenant contained in the Original Loan Agreement was eliminated and (iii) the components applicable to the "fixed charge coverage ratio" covenant in the Original Loan Agreement were modified and such ratio was (i) determined to be inapplicable to the Third Quarter, (ii) fixed at 1.25x for the Fourth Quarter (calculated on a quarterly basis), (ii) fixed at 2.75x for the first quarter of our fiscal year ending February 2, 2013 (calculated on a quarterly basis) and (iii) fixed at 1.15x for all future quarters while any portion the New Loan is outstanding (calculated on a trailing twelve month basis). In addition, a new "quarterly profitability" covenant was added, which covenant (i) is inapplicable to the Third Quarter, and (ii) requires Cherokee to achieve a minimum quarterly net profit (after tax) of $1,000,000 for the Fourth Quarter and each future fourth quarter of subsequent fiscal years, $1,700,000 for each first quarter of subsequent fiscal years, $1,400,000 for each second quarter of subsequent fiscal years and $1,100,000 for each third quarter of subsequent fiscal years, in each case while any portion of the New Loan is outstanding. Also in connection with, and as a condition to, the Restated Loan Agreement, we repaid approximately $775,000 to the Bank to reduce the total amount outstanding under the Restated Loan Agreement to $7,000,000.

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

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The New Loan is evidenced by two term notes in the principal amounts of $2,000,000 and $5,000,000, respectively, a restated security agreement, a restated continuing guaranty executed by Cherokee's wholly owned subsidiary, Spell C. LLC, and a California judicial reference agreement.

10.   Early Termination of Former Office Lease

        On December 7, 2011, and in anticipation of our relocation of our current corporate headquarters, we entered into an early termination agreement with Lorenz Bondy et al Partners, our former landlord, with respect to the termination of our former lease obligations regarding our former corporate offices located at 6835 Valjean Avenue, Van Nuys, CA 91406. In connection with such termination, we negotiated for, and paid, an early termination payment amount that was less than the amount that we would otherwise be required to pay under our former lease agreement.

11.   Unaudited Quarterly Results

        The following table summarizes certain unaudited financial information by quarter for Fiscal 2012 and Fiscal 2011:

	Fiscal year ended January 28, 2012
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Net revenues	$6,944,000	$6,658,000	$6,015,000	$5,986,000
Income before income taxes	3,595,000	2,638,000	1,758,000	2,439,000
Net income	3,252,000	1,672,000	1,049,000	1,536,000
Net income per share—basic	0.38	0.20	0.12	0.18
Net income per share—diluted	0.38	0.20	0.12	0.18

	Fiscal year ended January 29, 2011
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
Net revenues	$8,238,000	$7,496,000	$7,691,000	$7,352,000
Income before income taxes	4,874,000	4,136,000	3,825,000	82,000
Net income	2,912,000	2,481,000	2,280,000	44,000
Net income per share—basic	0.33	0.28	0.26	0.00
Net income per share—diluted	0.33	0.28	0.26	0.00

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

        We have carried out an evaluation, as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 28, 2012.

        Management's Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that internal control over financial reporting as of January 28, 2012 is effective. Moss Adams LLP, the registered public accounting firm that audited the financial statements included in Item 8—Financial Statements and Supplementary Data, has issued an attestation report on our internal control over financial reporting.

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

        Not applicable.

 PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 28, 2012. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 28, 2012.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 28, 2012.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 28, 2012.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 28, 2012.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K.
(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	List of Exhibits.

        The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Cherokee Inc. ("Cherokee") (incorporated by reference to Exhibit 3.1 of Cherokee's Form 10-Q for the quarterly period ended October 28, 2000).
3.2	Amended and Restated Bylaws of Cherokee (incorporated by reference to Exhibit 3.2 of Cherokee Inc.'s Form 8-K dated June 22, 2011).
10.1	Form of Employee Option Agreement (incorporated by reference to Exhibit 10.6 of Cherokee's Form 10-K for the fiscal year ended February 3, 2001).
10.2	The 2003 Incentive Award Plan (incorporated by reference to Exhibit A of Cherokee's Proxy Statement, Form DEF 14A, dated June 9, 2003 for its 2003 Annual Stockholders' Meeting).
10.3	The 2006 Incentive Award Plan (incorporated by reference to Annex A to Cherokee's Proxy Statement dated April 20, 2006 for its 2006 Annual Stockholders' meeting).
10.4	Restated License Agreement effective as of February 1, 2008, by and between Cherokee and Target Corporation (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated January 8, 2008).
10.5
Contingent Finders Fee Agreement, entered into on October 8, 2007, by and between Cherokee and Keith Hull (incorporating by reference to Exhibit 10.10 of Cherokee's Form 10-K for the fiscal year ended February 2, 2008).
10.6
Cover Agreement to Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco Stores Limited ("Tesco"), together with the Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco; as amended by Amendment No. 1 to License Agreement, dated as of December 22, 2003, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 2 to License Agreement, dated as of August 3, 2004, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 3 to License Agreement, dated as of July 29, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by License Memo Agreement, dated as of November 25, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Trade Mark Sub-License Agreement, dated as of February 26, 2007, by and among Cherokee, Tesco and Shanghai Kangcheng Storage Co. Limited; as amended by Amendment No. 4 to License Agreement, dated as of March 6, 2008, by and among Cherokee, Tesco and certain affiliates of Tesco (incorporating by reference to Exhibit 10.11 of Cherokee's Form 10-K for the fiscal year ended February 2, 2008).
10.7	Amendment No 1 to The 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).

Exhibit Number	Description of Exhibit
10.8	Amendment No 1 to The 2003 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).
10.9
Stock Option Agreement, dated as of June 4, 2010, by and between Cherokee and Robert Margolis (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).
10.10	Employment Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated August 26, 2010).
10.11	Stock Option Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated August 26, 2010).
10.12	Amendment to Employment Agreement, by and between Cherokee and Henry Stupp, dated as of January 28, 2011 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 8-K dated January 28, 2011).
10.13
Separation Agreement and Mutual Release of All Claims, dated as of January 28, 2011, by and among Cherokee, Robert Margolis and The Newstar Group d.b.a. The Wilstar Group (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated January 28, 2011).
10.14
Stock Option Agreement, dated as of January 28, 2011, by and between Cherokee and Jess Ravich (incorporated by reference to Exhibit 10.18 of Cherokee's Form 10-K for the fiscal year ended January 29, 2011).
10.15
Amended and Restated Term Loan Agreement, by and between Cherokee and U.S. Bank National Association, dated as of December 7, 2011 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 10-Q for the quarterly period ended October 29, 2011).
10.16
Term Note A, by and between Cherokee and U.S. Bank National Association, dated as of December 7, 2011 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended October 29, 2011).
10.17
Term Note B, by and between Cherokee and U.S. Bank National Association, dated as of December 7, 2011 (incorporated by reference to Exhibit 10.4 of Cherokee's Form 10-Q for the quarterly period ended October 29, 2011).
10.18
Amended and Restated Security Agreement, by and between Cherokee and U.S. Bank National Association, dated as of December 7, 2011 (incorporated by reference to Exhibit 10.5 of Cherokee's Form 10-Q for the quarterly period ended October 29, 2011).
10.19
Amended and Restated Continuing Guaranty, executed by Spell C. LLC in favor of U.S. Bank National Association, dated as of December 7, 2011 (incorporated by reference to Exhibit 10.6 of Cherokee's Form 10-Q for the quarterly period ended October 29, 2011).
10.20
California Judicial Reference Agreement, by and between Cherokee and U.S. Bank National Association, dated as of December 7, 2011 (incorporated by reference to Exhibit 10.7 of Cherokee's Form 10-Q for the quarterly period ended October 29, 2011).
10.21
Second Amendment to Employment Agreement, by and between Cherokee and Henry Stupp, dated as of April 13, 2011 (incorporated by reference to Exhibit 10.24 of Cherokee's Form 10-K for the fiscal year ended January 29, 2011).

Exhibit Number	Description of Exhibit
10.22	Third Amendment to Employment Agreement, by and between Cherokee and Henry Stupp, dated as of July 28th, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated July 27, 2011).
10.23	Office Lease, by and between Tri-Center Plaza, LP and Cherokee, dated as of September 30, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated October 13, 2011).
10.24*	Amendment No. 1 to Restated License Agreement, by and between Cherokee and Target General Merchandise, Inc., dated as of December 1, 2011.
10.25*	Canada Affiliate Agreement, by and between Cherokee and Target Canada Co., dated as of December 1, 2011.
14.1
Code of Business Conduct and Ethics adopted by Cherokee in March 2004. This Code of Business Conduct and Ethics, as applied to Cherokee's principal financial officers, shall be our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder (incorporated by reference to Exhibit 14.1 of Cherokee's Form 10-K for the fiscal year ended January 31, 2004).
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
101**
The following materials from Cherokee's Annual Report on Form 10-K for the fiscal year ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at January 28, 2012; (ii) Consolidated Statement of Operations for the fiscal year ended January 28, 2012; (iii) Consolidated Statement of Cash Flows for the fiscal year ended January 28, 2012; and (iv) Notes to Consolidated Financial Statements tagged in blocks of text.

*
Filed herewith.

**
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
Date: April 12, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY STUPP Henry Stupp	Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2012
/s/ MARK DISIENA Mark DiSiena	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2012
/s/ JESS RAVICH Jess Ravich	Chairman	April 12, 2012
/s/ TIM EWING Tim Ewing	Director	April 12, 2012
/s/ KEITH HULL Keith Hull	Director	April 12 2012
/s/ DAVE MULLEN Dave Mullen	Director	April 12, 2012