Form 10-Q
period 2012-04-28
CHEROKEE INC
filed 2012-06-07
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 28, 2012.

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From            to            .

Commission file number 0-18640

CHEROKEE INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4182437
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

5990 Sepulveda Boulevard, Sherman Oaks, CA	91411
(Address of principal executive offices)	Zip Code

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 4, 2012
Common Stock, $.02 par value per share	8,387,167

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	April 28, 2012	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$7,121,000	$7,421,000
Receivables	7,183,000	5,320,000
Income taxes receivable	1,758,000	672,000
Prepaid expenses and other current assets	237,000	152,000
Deferred tax asset	109,000	100,000
Total current assets	16,408,000	13,665,000
Deferred tax asset	1,350,000	1,230,000
Property and equipment, net	722,000	733,000
Trademarks, net	5,338,000	5,596,000
Total assets	$23,818,000	$21,224,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,084,000	$850,000
Deferred Revenue — current	315,000	320,000
Accrued compensation payable	125,000	268,000
Income taxes payable	2,141,000	—
Accrued dividends	1,677,000	1,677,000
Deferred tax liability — current	32,000	38,000
Short term debt	500,000	500,000
Total current liabilities	5,874,000	3,653,000
Long term liabilities:
Deferred tax liability — non current	32,000	—
Deferred Revenue — non-current	223,000	382,000
Long term debt	6,314,000	6,438,000
Total liabilities	12,443,000	10,473,000
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,387,167 issued and outstanding at April 28, 2012 and 8,387,167 issued and outstanding at January 28, 2012	167,000	167,000
Additional paid-in capital	19,502,000	19,271,000
Retained earnings (deficit)	(8,294,000)	(8,687,000)
Less: Treasury Stock, Common: 400,000 shares	—	—
Total stockholders’ equity	11,375,000	10,751,000
Total liabilities and stockholders’ equity	$23,818,000	$21,224,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended
	April 28, 2012	April 30, 2011
Royalty revenues	$7,514,000	$6,944,000
Selling, general and administrative expenses	4,153,000	3,303,000

Operating income	3,361,000	3,641,000

Other income:
Interest expense	(51,000)	(66,000)
Investment and interest income	12,000	20,000

Total other income	(39,000)	(46,000)

Income before income taxes	3,322,000	3,595,000
Income tax provision	1,251,000	343,000

Net income	$2,071,000	$3,252,000

Basic earnings per share	$0. 25	$0. 38

Diluted earnings per share	$0. 25	$0. 38

Weighted average shares outstanding
Basic	8,387,167	8,499,486

Diluted	8,389,434	8,521,362

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at January 28, 2012	8,387,167	$167,000	$19,271,000	$(8,687,000)	$10,751,000
Stock-based compensation			231,000		231,000
Stock options exercised
Stock issuance
Stock retirement
Accrued and unpaid dividends				(1,678,000)	(1,678,000)
Net income				2,071,000	2,071,000
Balance at April 28, 2012	8,387,167	$167,000	$19,502,000	$(8,294,000)	$11,375,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	April 28, 2012	April 30, 2011
Operating activities
Net income	$2,071,000	$3,252,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,000	17,000
Amortization of trademarks	336,000	335,000
Deferred income taxes	(103,000)	459,000
Net loss on retirement of assets	76,000
Stock-based compensation	231,000	150,000
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(1,863,000)	77,000
(Increase) decrease in prepaid expenses and other assets	(85,000)	30,000
(Increase) decrease in income taxes receivable	(1,086,000)	1,105,000
Increase (decrease) in accounts payable	234,000	(504,000)
Decrease in deferred revenue	(164,000)
Decrease in accrued compensation	(143,000)	(4,314,000)
Increase in income taxes payable and other accrued liabilities	2,141,000	837,000

Net cash provided by operating activities	1,684,000	1,444,000

Investing activities
Purchase of property and equipment	(104,000)	(81,000)
Purchase of trademarks, registration and renewal costs	(78,000)	(108,000)

Net cash used in investing activities	(182,000)	(189,000)

Financing activities
Proceeds from term loan		10,000,000
Payment of term loan	(124,000)	(704,000)
Proceeds from exercise of stock options		161,000
Repurchase & retirement of common stock		(7,260,000)
Dividends	(1,678,000)	(1,699,000)

Net cash provided by (used in) financing activities	(1,802,000)	498,000

Increase (decrease) in cash and cash equivalents	(300,000)	1,753,000
Cash and cash equivalents at beginning of period	7,421,000	9,587,000

Cash and cash equivalents at end of period	$7,121,000	$11,340,000

Cash paid during period for:
Income taxes	$299,000	$94,000

Declaration of dividends	$1,678,000	$1,701,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 28, 2012 and for the three month periods ended April 28, 2012 and April 30, 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  The accompanying consolidated balance sheet as of January 28, 2012 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month period ended April 28, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended April 28, 2012; the term “Fiscal 2013” refers to our fiscal year ending February 2, 2013; the term “Fiscal 2012” refers to our most recent past fiscal year ended January 28, 2012; and the term “Fiscal 2011” refers to our fiscal year ended January 29, 2011.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SPELL C. LLC, a Delaware limited liability corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of our licensees, current economic conditions, bankruptcy, and other factors that may affect our licensees’ ability to pay.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents.

Revenue Recognition

Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectability is reasonably assured. Royalty agreements, specifically with Target and Tesco, account for the majority of our historical revenues and are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by each respective licensee. In these certain cases, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as required sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, for such license agreements, our royalty revenues as a percentage of our licensees’ retail sales are highest at the beginning of each fiscal year and decrease during the fiscal year as licensees exceed sales thresholds as outlined in their respective license agreements. The amount of royalty revenue earned by us in any quarter is dependent not only on retail sales in each quarter, but also on the royalty rate then in effect after considering the cumulative level of retail sales for the fiscal year. Historically, with Target and Tesco, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees and also on the revenues we receive from other licensees that do not pay us reduced royalty rates based upon cumulative sales. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each applicable licensing agreement, and our agreements with many of our other licensees do not contemplate such royalty rate reductions.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended April 28, 2012 and April 30, 2011:

	Three Months Ended
	April 28, 2012	April 30, 2011
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,071,000	$3,252,000

Denominator:
Denominator for net income per common share — weighted average
Shares	8,387,167	8,499,486
Effect of dilutive securities:
Stock options	2,267	21,876

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,389,434	8,521,362

The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 906,333 and 650,333 anti-dilutive shares for the three months ended April 28, 2012 and April 30, 2011, respectively.

Significant Contracts

In 1997, we entered into an agreement with Target that grants Target the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. The current terms of our relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and amended on December 1, 2011 (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the “Target Canada Agreement”), and subject to our agreement with Zellers, the terms of the Restated Target Agreement will apply to the territory of Canada effective as of February 1, 2013 and Target will have exclusive rights to the Cherokee brand within the territory of Canada effective as of January 31, 2014 (or earlier if our agreement with Zellers terminates before such date). The term of the Restated Target Agreement continues through January 31, 2013. However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for Fiscal 2013, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the Restated Target Agreement during February of the calendar year prior to termination. In addition, effective as of February 1, 2013, the minimum guaranteed royalty for Target will increase to $10,500,000 and will apply to all sales made by Target in the United States or in Canada as contemplated by the Target Canada Agreement. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Royalty revenues from Target totaled $13.8 million in Fiscal 2012, $13.0 million in Fiscal 2011 and $13.2 million in Fiscal 2010.

We also have other licensing agreements regarding our brands, including with Tesco for our Cherokee brand in the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey. For a more complete description of certain of our license agreements and other commercial agreements, please see our Annual Report on Form 10-K for Fiscal 2012, which was filed with the Securities and Exchange Commission (the “Commission) on April 12, 2012.

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

2003 Plan—The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended at the June 13, 2006 with the adoption of the 2006 Plan by the Company’s Stockholders at the June 2006 Annual Meeting of Stockholders.  Under the 2003 Plan, the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards.  The maximum number of shares which may be subject to grants under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  The principal purposes of the 2003 Plan are to provide an additional incentive for our directors, employees and consultants to further our growth, development and financial success and to enable us to obtain and retain their services.  The Compensation Committee of the Board of Directors or another committee thereof (the “Committee”) administers the 2003 Plan with respect to grants to our employees or consultants and the full Board of Directors (the “Board”) administers the 2003 Plan with respect to grants to independent directors.  Awards under the 2003 Plan may be granted to individuals who are then officers or other employees of Cherokee or any of our present or future subsidiaries.  Such awards also may be granted to our consultants selected by the Committee for participation in the 2003 Plan.  The 2003 Plan provides that the Committee may grant or issue stock options and restricted stock awards, or any combination thereof.  Two types of stock options may be granted under the plan:  incentive and non-qualified stock options.  In addition, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or the Committee.  The vesting period and term for options granted under the 2003 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options.  During the First Quarter, we granted to certain employees stock options with a seven-year term to purchase 70,000 shares of our common stock at an exercise price of $10.92 per share (the closing price on the date of grant) pursuant to the 2003 Plan. As of April 28, 2012, there were 5,315 shares available for issuance under the 2003 Plan.  In the event that any outstanding option under the 2003 Plan expires, terminates or is forfeited, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2003 Plan expires on April 28, 2016.

2006 Plan—The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders and amended at the June 2010 Annual Meeting of Stockholders, under which the Company is authorized to grant up to 750,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares that may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000. The principal purposes of the 2006 Plan is to provide an additional incentive for our directors, employees and consultants and its subsidiaries to further our growth development and financial success and to enable us to obtain and retain their services. The Committee administers the 2006 Plan with respect to grants to our employees or consultants and the full Board administers the 2006 Plan with respect to grants to independent directors. Under the 2006 Plan, restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Board or Committee. The vesting period and term for options granted under the 2006 Plan shall be set by the Committee, with the term being no greater than 10 years, and the options generally will vest over a specific time period as designated by the Committee upon the awarding of such options. During the First Quarter, we granted to certain employees stock options with a seven-year term to purchase 10,000 shares of our common stock at an exercise price of $10.92 per share (the closing price on the date of grant) pursuant to the 2006 Plan. As of April 28, 2012, there were 247,167 shares available for issuance under the 2006 Plan. In the event that any outstanding option granted under the 2006 Plan expires, terminates or is forfeited, the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

Following the approval by Cherokee’s stockholders, on June 4, 2010, we issued to Robert Margolis, our former Executive Chairman, a non-qualified stock option to purchase 100,000 shares of our Common Stock (the “Margolis Option”) at an exercise price of $18.49, which was the closing price of our Common Stock on June 4, 2010. The Margolis Option was not issued pursuant to any of Cherokee’s existing equity incentive plans. Pursuant to its original terms, the Margolis Option was to vest contingent on Mr. Margolis’ continued service as a member of our Board of Directors in two equal installments of 50,000, on January 31, 2011 and January 31, 2012; however, pursuant to our separation with Mr. Margolis, the vesting applicable to the Margolis Option was accelerated in full. The Margolis Option is exercisable until June 4, 2015.

In addition, in connection with appointment of Mr. Stupp as our Chief Executive Officer, on August 26, 2010, we granted to Mr. Stupp an option to purchase shares (the “Stupp Option”) of Cherokee’s common stock as an inducement grant outside of the 2006 Plan, subject to vesting requirements and other terms. The Stupp Option was originally exercisable for up to a total of 300,000 shares and the maximum number of shares for which the Stupp Option may exercise is 187,500 as of the date of this report (subject to applicable vesting conditions set forth in the Stupp Option). This grant of stock options was entered into as an inducement material for Mr. Stupp to enter into employment with Cherokee. While the grant of the Stupp Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan. See the description of the Stupp Option in Note 4. Related Party Transactions.

Stock-based compensation expense recognized for the First Quarter was $231,000, as compared to $150,000 for the comparable period in the prior year.

The estimated fair value of options granted during Fiscal 2012 and Fiscal 2011 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2013	Fiscal 2012
Expected Dividend Yield	7.33%	4.65% to 6.67%
Expected Volatility	51.63	49.28 to 51.95
Avg. Risk-Free Rate	1.01%	0.74% to 1.1%
Expected Life (in years)	4.5	4.5 to 5.0
Estimated Forfeiture Rate	7%	30%

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

A summary of activity for the Company’s stock options for the First Quarter is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 28, 2012	973,833	$17.92
Granted	80,000	$10.92
Exercised
Canceled/forfeited	(67,500)	$17.65

Outstanding, at April 28, 2012	986,333	$17.37	4.64	$248,800

Vested and Exercisable at April 28, 2012	460,497	$18.68	2.75	$

Non-vested and not exercisable at April 28, 2012	525,836	$16.25	5.43	$235,600

As of April 28, 2012, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,980,000, which is expected to be recognized over a weighted average period of approximately 2.94 years.  The total fair value of all options which vested during the First Quarter was $577,000.

Trademarks

During the First Quarter the Company did not acquire any trademarks, nor were there any trademark acquisitions during the comparable period last year.  Trademark registration and renewal fees which were capitalized during the First Quarter totaled $78,000.  In comparison, for the three months ended April 30, 2011 the total trademark registration and renewal fees capitalized totaled $108,000.

Income Taxes

Income tax expense of $1,251,000 was recognized for the First Quarter, resulting in an effective tax rate of 37.0% in the First Quarter, as compared to 9.5% in the first three months of last year and compared to 28.0% for the full year of Fiscal 2012. Our lower effective tax rate in Fiscal 2012 was primarily the result of settling income tax examinations with the California Franchise Tax Board related to our apportionment of net income.

The Company files U.S. federal and state income tax returns.  For our federal income tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to Fiscal 2011. With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2008.  Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our income tax reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income.  As of January 28, 2012 and April 28, 2012, respectively, accrued interest on a gross basis was $138,000 and $150,000.

As of January 28, 2012 and April 28, 2012, respectively, the total amount of gross unrecognized tax benefits was approximately $900,000 and $920,000, of which approximately $900,000 represents the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate.  It is reasonably expected that $700,000 of the $920,000 of unrecognized tax benefits will settle in the next twelve months.  We do not expect this change to have a significant impact on the results of operations or the financial position of the Company.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We adopted ASC 820 on the first day of Fiscal 2009, and this adoption did not have a material impact on our consolidated financial statements.

(3)   Dividends

On January 28, 2012, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which was paid on March 12, 2012.  On April 28, 2012, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which is to be paid on June 15, 2012 to stockholders of record as of June 1, 2012.

(4)   Related Party Transactions

Employment Agreement with our Chief Executive Officer

On August 26, 2010, we entered into an Employment Agreement, with our Chief Executive Officer, Henry Stupp, which has been subsequently amended pursuant to amendment agreements on each of January 28, 2011, April 13, 2011 and July 27, 2011 (such employment agreement, as amended, the “Employment Agreement”). Pursuant to the Employment Agreement, (i) on August 26, 2010, Mr. Stupp purchased 81,967 shares of our common stock at a per share price of $18.30 (which was equal to the closing price of Cherokee’s common stock on such date), for aggregate proceeds of $1,500,000 and (ii) on July 28, 2011, Mr. Stupp purchased 12,562 shares of Cherokee’s common stock at a per share price of $15.92 (which was equal to the closing price of Cherokee’s common stock on such date), for aggregate proceeds of approximately $200,000 (all such shares purchased by Mr. Stupp, collectively, the “Shares”). The sales of the Shares were made pursuant to an exemption from registration provided by Section 4(2) of the Act, including pursuant to Rule 506 thereunder (as Mr. Stupp is an “accredited investor” under Rule 506 and the sales were made without any form of general solicitation and with full access to any information requested by Mr. Stupp regarding Cherokee or its common stock). In addition, pursuant to the Employment Agreement, Mr. Stupp agreed to purchase an aggregate of $600,000 of our common stock in increments of $200,000 on or before October 31, 2011, January 31, 2012 and April 30, 2012 (such additional shares, the “Subsequent Shares”). Mr. Stupp elected not purchase the Subsequent Shares to be purchased on or before October 31, 2011, January, 31, 2012 and April 30, 2012, and, as a result, a total of 112,500 of the shares subject to the Option (as described below) have been forfeited, leaving a balance of 187,500 shares subject to the Option as of the date of this report.

Pursuant to the terms of the Employment Agreement, Mr. Stupp is to receive a base salary equal to $375,000 per year. In addition, for Fiscal 2012, and for each subsequent fiscal year during the term of the Employment Agreement, Mr. Stupp is entitled to receive a performance bonus (the “Performance Bonus”) equal to five percent of Cherokee’s pre-tax income during such fiscal year in excess of a threshold amount of $20,000,000, subject to a maximum of $650,000 per fiscal year. Mr. Stupp did not receive any portion of the Performance Bonus for Fiscal 2012. Mr. Stupp’s services as our Chief Executive Officer are at will. The Employment Agreement expires as of January 31, 2014, unless earlier terminated by Cherokee or by Mr. Stupp or extended by mutual agreement.

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

In connection with Mr. Stupp’s appointment, on August 26, 2010, we granted Mr. Stupp an option to purchase up to 300,000 shares of our common stock (the “Option”) pursuant to a Stock Option Agreement (the “Stock Option Agreement”) as an inducement grant outside of the 2006 Plan. The maximum number of shares subject to the Option is currently 187,500 as a result of the forfeiture of a total of 112,500 shares as of April 30, 2012 described above. The Stock Option Agreement was entered into as an inducement material for Mr. Stupp to enter into employment with Cherokee. While the grant of the Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan. The Option has an exercise price of $18.30 per share, which was the closing price of Cherokee’s common stock on the Nasdaq Global Select Market on the date of grant. The Option vests in five equal annual installments beginning on January 31, 2012, and vesting in four additional increments on each yearly anniversary thereafter. In addition, in the event of a change in control of Cherokee, an additional twenty percent of the total shares subject to the Option shall vest. The Option has a term of six years and will be forfeited if not exercised before the expiration of the term. Except as noted above, the Option is not transferable and is not exercisable by anyone other than Mr. Stupp during his lifetime If Mr. Stupp’s service to Cherokee is terminated for any reason, the Option shall cease vesting upon such termination.

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

On December 7, 2011, Cherokee and the Bank entered into an amendment and restatement of the Original Loan Agreement (the “Restated Loan Agreement”). Pursuant to the Restated Loan Agreement, the Original Loan was refinanced to constitute two term loans, for an aggregate principal amount of $7,000,000 (the “New Loan”). The New Loan was prepaid in full on June 5, 2012. The New Loan consisted of (i) a term loan in the principal amount of $5,000,000, which loan was to be repaid in full on or before November 30, 2013 (the “Two Year Facility”) and (ii) a term loan in the principal amount of $2,000,000, which loan was to be repaid in full on or before November 30, 2015 (the “Four Year Facility”). The Two Year Facility did not require principal payments prior it its maturity and bore interest to be paid in monthly installments, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.00% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Four Year Facility required principal to be repaid in equal monthly installments of $41,666.67, plus interest, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. Further, pursuant to the Restated Loan Agreement, (i) we are obligated to maintain cash deposits of at least $5,000,000, (ii) the “tangible net worth” covenant contained in the Original Loan Agreement was eliminated and (iii) the components applicable to the “fixed charge coverage ratio” covenant in the Original Loan Agreement were modified and such ratio was (i) determined to be inapplicable to our third quarter for Fiscal 2012, (ii) fixed at 1.25x for our fourth quarter of Fiscal 2012 (calculated on a quarterly basis), (ii) fixed at 2.75x for the First Quarter (calculated on a quarterly basis) and (iii) fixed at 1.15x for all future quarters while any portion the New Loan is outstanding (calculated on a trailing twelve month basis). In addition, a new “quarterly profitability” covenant was added, which covenant (i) is inapplicable to our third quarter of Fiscal 2012, and (ii) requires Cherokee to achieve a minimum quarterly net profit (after tax) of $1,000,000 for our fourth quarter of Fiscal 2012 and each future fourth quarter of subsequent fiscal years, $1,700,000 for the First Quarter and each first quarter of subsequent fiscal years, $1,400,000 for each second quarter of subsequent fiscal years and $1,100,000 for each third quarter of subsequent fiscal years, in each case while any portion of the New Loan is outstanding. Also in connection with, and as a condition to, the Restated Loan Agreement, we repaid approximately $775,000 to the Bank to reduce the total amount outstanding under the Restated Loan Agreement to $7,000,000. On June 5, 2012, Cherokee prepaid all outstanding principal and interest on both the Four Year Facility and the Two Year Facility. See Note 6 below (“Subsequent Events”) for further information regarding such prepayment.

Except as described above, the terms of the Restated Loan Agreement are generally consistent with the terms of the Original Loan Agreement, and the Restated Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the New Loan is outstanding. The New Loan was evidenced by two term notes in the principal amounts of $2,000,000 and $5,000,000, respectively (which amounts are no longer outstanding as of June 5, 2012), a restated security agreement, a restated continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC, and a California judicial reference agreement.

On June 5, 2012, Cherokee prepaid all outstanding principal and interest on both the Four Year Facility and the Two Year Facility. See Note 6 below (“Subsequent Events”) for further information regarding such prepayment.

(6)    Subsequent Events

On June 5, 2012, Cherokee prepaid all outstanding principal and interest on both the Four Year Facility and the Two Year Facility. As a result, Cherokee currently has no outstanding borrowings under the Restated Loan Agreement, and Cherokee will obtain a release of the security interest granted to secure its obligations under the Restated Loan Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we make with the Securities and Exchange Commission (the “Commission”), as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights,  the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on Target for a substantial portion of our revenues, our dependence on our key management personnel, the success of our strategic and marketing initiatives, the possibility that we may engage in strategic transactions that could impact our liquidity, increase our expenses or present significant distractions to our management, any adverse determination of claims, liabilities or litigation, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods and the volatility in the trading price of our common stock. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” of Part II of this Report on Form 10-Q or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

Introduction

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q.  See “Item 1. Consolidated Financial Statements” and our Form 10-K for our fiscal year ended January 28, 2012 (“Fiscal 2012”).

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

Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 5990 Sepulveda Boulevard, Sherman Oaks, California 91411, telephone (818) 908-9868. We maintain a website with the address www.thecherokeegroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. As of April 28, 2012, we had twenty-five continuing license agreements covering both domestic and international markets. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

In addition to licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying opportunities as a licensee or licensor for their brands or stores.

We have a 52 or 53 week fiscal year ending on the Saturday nearest to January 31, which aligns us with our retailer licensees who generally also operate and plan using such a fiscal year. This results in a 53 week fiscal year approximately every four or five years. We do not believe that the extra week in the occasionally reported 53-week fiscal year results in any material impact on our financial results. In addition, certain of our international licensees report royalties to us for quarterly and annual periods which may differ from ours. We do not believe that the varying quarterly or annual period ending dates applicable to our international licensees have a material impact upon our reported financial results, as these international licensees maintain comparable annual periods in which they report retail sales and royalties to us on a year-to-year basis.

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

You should refer to our Annual Report on Form 10-K for Fiscal 2012, for a discussion of our policies on revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation and accounting for stock-based compensation.

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the quarterly period ended April 28, 2012 (the “First Quarter”), total U.S. dollar based retail sales of merchandise bearing the Cherokee brand were 10.9% above the total U.S. dollar based retail sales for the first quarter of last year, with U.S. dollar based retail sales totaling approximately $335.3 million in our First Quarter versus approximately $302.3 million in total U.S. dollar based retail sales for the first quarter of last year.  Most of this increase is the result of an increase in sales of Cherokee branded products at Target by $72 million during the First Quarter, as compared to the first quarter of last year. The increase in sales at Target was partially offset by a decrease in sales for Cherokee branded products at Tesco by $51.8 million during the First Quarter as compared to the first quarter of last year.

Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent. However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate. As a result, and except as noted elsewhere in Cherokee’s comparisons of its financial results discussed herein, Cherokee does not have sufficient information required to determine the effects on our operations of changes in price, volume or product mix by our licensees. Fluctuations in retail sales of Cherokee branded products or other product brands that we own or represent may be the result of a variety of factors, including, without limitation: (i) changes in the number of product categories for which a licensee chooses to use our brands from period-to-period, which generally results in changes in the amount of inventory (utilizing our brands) available for sale from period-to-period; (ii) the number of geographical markets/territories or number of stores in which our licensees are currently selling Cherokee or our other branded products from period-to-period; or (iii) our licensees experiencing changes in retail sales levels as a result of a variety of factors, including fashion-related and general retail sales trends (See Item 1A of Part II—“Risk Factors”).

During the First Quarter, retail sales of Cherokee branded products by Target Stores totaled approximately $261.6 million compared to approximately $189.6 million for the three months ended April 30, 2011, or an increase of 38%.  As a result, our royalty revenues for the First Quarter from Target Stores significantly increased compared to the comparable period last year.

Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand, which for the First Quarter and last year’s comparable period included the U.K., Ireland, Poland, the Czech Republic, Hungary and Slovakia, were $8.1 million in our First Quarter, compared to $59.9 million in the first quarter of last year, representing a total decline of 86%.  This decline was due to a reduction of Cherokee branded product categories in the UK, Ireland and Central European countries, including Turkey, in conjunction with the challenging economic situation in Europe during the First Quarter as compared to the first quarter of the prior year.  Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 86% in the First Quarter as compared to the comparable period in the prior year.  Hence, retail sales in U.S. dollars for the United Kingdom totaled $6.5 million in the First Quarter, as compared to $47.4 million in the first quarter of last year.  Retail sales in Ireland were down 44% in the First Quarter as compared to the comparable period in the prior year. Hence, retail sales in U.S. dollars for Ireland totaled $0.4 million in the First Quarter, as compared to $0.7 million in the first quarter of last year.  The Tesco Central European countries of Czech Republic, Slovakia, Poland, Hungary and Turkey as measured in their respective local currencies, reflected decreases in retail sales ranging from 62% to 93%.  As a consequence the collective U.S. dollar based retail sales from Tesco Central Europe for the First Quarter were $1.2 million, as compared to $11.8 million in the first quarter of last year.

Zeller’s retail sales of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $26 million during the First Quarter compared to $21.8 million for the first quarter of last year, representing a 19% increase.  This increase was due to expansion in product categories for the Cherokee brand, particularly Zellers’ introduction of Cherokee menswear.

On a U.S. dollar basis we experienced retail sales increases with several other of our smaller foreign licensees, including the countries of China, Japan, Mexico, South Africa, Peru and Colombia.  We expect that several of our foreign territories, may continue to show growth throughout Fiscal 2013.

Royalty Revenues and Expenses

Total royalty revenues were $7.5 million during the First Quarter, which were $0.6 million more than the $6.9 million reported during the three month period ended April 30, 2011.  Total revenues from the Cherokee brand were $7.1 million during the First Quarter compared to $6.1 million for the first quarter of last year.  The increase was principally due to an increase in royalty revenues from Target, offsetting the royalty decline with Tesco as well as the decline in revenues from our brand representation business. During the First Quarter and the first quarter of last year, revenues of $5.2 million and $3.8 million were recognized from Target Stores, respectively, which accounted for 70% and 55% of our total revenues in each such period.  Revenues from Cherokee branded products at Target increased during the First Quarter, as compared to the comparable period last year, due to an increase in sales of Cherokee branded products within particular categories as well as increased sales of Cherokee branded products during the March 2012 holiday season.

Revenues from all of the Tesco countries were $0.2 million during the First Quarter compared to $0.9 million for the first quarter of last year.  Royalty revenues from Tesco U.K. totaled $0.1 million as compared to $0.5 million in the first quarter of the prior year.  The decline in royalties from Cherokee branded products in all other Tesco countries (Ireland, Central Europe and Turkey) during the First Quarter was approximately 66%, resulting in royalty revenues of $0.1 million for the First Quarter as compared to $0.4 million for the prior period last year. The decrease in royalties from the Central European Tesco territories is due primarily to the decrease in several Cherokee branded product categories for apparel in addition to the challenging European economic environment during the First Quarter as compared to the first quarter of last year.

Revenues from Zellers increased 21% during the First Quarter, resulting in royalties of $529,000 compared to $436,000 for the first quarter of last year due to menswear product introduction.

Revenues from our brand representation licensing arrangements totaled $0 in our First Quarter, as compared to $539,000 in the comparable period last year.

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies.  Conversely, any strengthening of the U.S. dollar against such licensee’s foreign currency results in lower royalty revenues from such licensee. We do not anticipate that the exchange rate fluctuation will have a material impact, positive or negative, on our business as a whole.

Our disclosure related to the sales of our international licensees throughout this Quarterly Report on Form 10-Q is denominated in U.S. dollars unless otherwise noted. In arriving at such denominations, Cherokee receives a schedule of retail sales on a monthly and/or quarterly basis from each of our licensees which are denominated in the applicable foreign currency. These amounts are then converted by us to U.S. dollars using an average monthly and/or quarterly exchange rate for the purpose of the disclosure of the retail sales denominated in U.S. dollars. In all periods presented in this report, Cherokee does not consider the period fluctuations in foreign currency exchange rates to have had a significant effect on accuracy of the U.S. dollar-denominated figures presented in this Form 10-Q.

Our license agreements with Target and with Tesco provide for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. The royalty rate reductions do not apply retroactively to the applicable licensee’s retail sales since the beginning of the year. As a result, for such license agreements, our royalty revenues as a percentage of our licensees’ retail sales are highest at the beginning of each fiscal year and decrease during the fiscal year as licensees exceed sales thresholds as outlined in their respective license agreements. The amount of royalty revenue earned by us in any quarter is dependent not only on retail sales in each quarter, but also on the royalty rate then in effect after considering the cumulative level of retail sales for the fiscal year.  Royalty revenues during the First Quarter benefitted from higher royalty rates applied under our contracts with Tesco and Target during the period because the cumulative retail sales during the First Quarter had not exceeded the applicable thresholds for reduced royalty rates during Fiscal 2013.  In the event that cumulative retail sales in future quarters in Fiscal 2013 exceed the applicable thresholds for reduced royalty rates, we will then be entitled to a reduced royalty rate on incremental retail sales by Target and Tesco that are in excess of such thresholds. The amount of the royalty rate reductions and the level of retail sales at which they are achieved vary in each applicable licensing agreement, and our agreements with many of our other licensees do not contemplate such royalty rate reductions. Historically, with Target and Tesco, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter with our licensees and also on the revenues we receive from other licensees that do not pay us reduced royalty rates based upon cumulative sales.

We believe that our future revenues from Target for the remaining nine months of Fiscal 2013 will likely be higher when compared to our revenues from Target in Fiscal 2012 during such period, as we expect our presence in certain apparel categories and existing categories at Target may continue to grow.  Based on Tesco’s sales of Cherokee branded products in Fiscal 2012 and the First Quarter, it is likely that our revenues in Fiscal 2013 from Tesco will decline or remain flat from those of Fiscal 2012.

Our revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter.  Our trade receivables balance of $7.2 million and $5.3 million as of the end of the First Quarter and th end of the first quarter of last year, respectively, included an accrual for royalty revenues earned and these receivables were subsequently received in the following quarter.

Selling, general and administrative expenses for the First Quarter were $4.2 million, or 55% of revenues, in comparison to selling, general and administrative expenses of $3.3 million, or 48% of revenues during the first quarter of last year.  The changes in our selling, general and administrative expenses, including the increase of approximately $900,000 during the First Quarter as compared to the first quarter of last year, resulted from the following factors: (i) higher personnel expenses of $300,000 in the First Quarter as compared to the first quarter of last year due to costs associated with the departure of certain employees; (ii) higher corporate legal expenses of $200,000 in the First Quarter as compared to the first quarter of last year; and (iii) higher development, marketing and creative service related expenses of $300,000 in the First Quarter due to efforts to promote our strategic initiatives.

During the First Quarter, our investment and interest income was $12,000 compared to $20,000 for the first quarter of last year.

During the First Quarter, we recorded a tax provision of $1,251,000 which equates to an effective tax rate of 37%, compared to $343,000 and an effective tax rate of 9.5% recorded for the first quarter of last year.  During the First Quarter, our net income was $2.1 million, or $0.25 per diluted share, compared to $3.3 million, or $0.38 per diluted share, for the first quarter of last year.  The reduction is primarily due to the normalization of taxes this year regarding payment to us of a refund from the California Franchise Tax Board of $2.0 million plus interest in the comparable period last year; which last year effectively provided a tax benefit of $1.2 million in the first quarter of Fiscal 2012 that was not repeated in First Quarter of Fiscal 2013.

Liquidity and Capital Resources

Cash Flows.  On April 28, 2012, we had cash and cash equivalents of $7.1 million.  On January 28, 2012, we had cash and cash equivalents of $7.4 million, a $0.3 million decrease.

During the First Quarter, cash provided by our operations was $1.7 million, compared to cash provided by our operations of $1.4 million for the first quarter of last year.  The cash provided by operations of $1.7 million during our First Quarter was primarily due to the changes in:  (i) accounts receivable, which increased by $1.9 million in the First Quarter, as compared to a decrease of $80,000 in the first quarter of last year, which was primarily due to the increased royalty revenues from Target in the First Quarter; (ii) an increase in deferred tax asset (current and non-current) of $0.1 million in the First Quarter, as compared to a decrease of $0.5 million in the first quarter of last year; and (iii) an increase in accounts payable of $200,000 in the First Quarter, as compared to a decrease of $500,000 in the first quarter of last year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $231,000 in our First Quarter as compared to $150,000 in the first quarter of last year, and our Income Taxes Payable increased by $2.1 million in the First Quarter, as compared to an increase of $800,000 in the first quarter of last year.

Cash used by investing activities during the First Quarter was $182,000, which was comprised of $104,000 of capital expenditures of office equipment, and $78,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the first quarter of last year, cash used by investing activities was $189,000, which was comprised of $81,000 of capital expenditures of office equipment, and $108,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $1.8 million during the First Quarter, which consisted of payments of $0.1 million for the Term Loan and the payment of dividends of $1.7 million in March 2012.  In comparison, during the first quarter of last year cash used in financing activities was $0.5 million, which consisted of proceeds of $10 million from the Term Loan, offset by payments of $0.7 million for the Term Loan, the payment of dividends of $1.7 million in March 2011 and our payment of approximately $7.3 million for the repurchase and retirement of our common stock in connection with the separation of our former executive chairman.

Uses of Liquidity.  Our cash requirements through the end of Fiscal 2013 are primarily to fund operations, working capital, and at our discretion repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures. Our Board may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board and will be dependent upon our financial condition, results of operation, cash flow, capital expenditures and other factors that may be deemed relevant by our Board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, and cash and cash equivalents currently on hand.  We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our working capital, capital expenditure and other commitments through the end of Fiscal 2013. We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of Part II of this Report on Form 10-Q.

As of April 28, 2012, we were not the guarantor of any other material third-party obligations. As of April 28, 2012, we did not have any irrevocable repurchase obligations.

If our revenues and cash flows during Fiscal 2013 are lower than Fiscal 2012 we would have less cash available to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands.  In addition, if our revenues and cash flows during Fiscal 2013 are materially lower than Fiscal 2012, we may need to take steps to reduce expenditures by scaling back operations and reducing staff.  We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Restated Loan Agreement with U.S. Bank; Recent Prepayment of New Loan

During the First Quarter, we were subject to an amended and restated loan agreement with U.S. Bank (the “Bank”), which was entered into as of December 7, 2011, and which we recently prepaid in full on June 5, 2012 (such agreement, the “Restated Loan Agreement”). Pursuant to the Restated Loan Agreement, we re-financed our previous loan agreement with the Bank, which we originally entered into as of February 16, 2011 (the “Original Loan Agreement”), to constitute two term loans, for an aggregate principal amount of $7,000,000 (the “New Loan”) consisting of (i) a term loan in the principal amount of $5,000,000, which loan was to be repaid in full on or before November 30, 2013 (the “Two Year Facility”) and (ii) a term loan in the principal amount of $2,000,000, which loan was to be repaid in full on or before November 30, 2015 (the “Four Year Facility”). On June 5, 2012, we prepaid all outstanding principal and interest on both the Four Year Facility and the Two Year Facility and, as a result of such prepayment, no portion of the New Loan is currently outstanding. The Two Year Facility did not require principal payments prior it its maturity and bore interest to be paid in monthly installments, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.00% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. The Four Year Facility required principal to be repaid in equal monthly installments of $41,666.67, plus interest, with such interest calculated at a floating rate equal to either (i) the Bank’s prime rate minus 0.25% or (ii) 2.75% plus the 1, 2 or 3 month LIBOR rate, as selected by Cherokee. Further, pursuant to the Restated Loan Agreement, (i) we were obligated to maintain cash deposits of at least $5,000,000, (ii) the “tangible net worth” covenant contained in the Original Loan Agreement was eliminated and (iii) the components applicable to the “fixed charge coverage ratio” covenant in the Original Loan Agreement were modified and such ratio was (i) determined to be inapplicable to the our third quarter of Fiscal 2012, (ii) fixed at 1.25x for our fourth quarter of Fiscal 2012 (calculated on a quarterly basis), (ii) fixed at 2.75x for the First Quarter (calculated on a quarterly basis) and (iii) fixed at 1.15x for all future quarters while any portion the New Loan is outstanding (calculated on a trailing twelve month basis). In addition, a new “quarterly profitability” covenant was added, which covenant (i) was inapplicable to our third quarter for Fiscal 2012, and (ii) requires Cherokee to achieve a minimum quarterly net profit (after tax) of $1,000,000 for our fourth quarter of Fiscal 2012 and each future fourth quarter of subsequent fiscal years, $1,700,000 for the First Quarter and for each first quarter of subsequent fiscal years, $1,400,000 for the second quarter of Fiscal 2013 and each second quarter of subsequent fiscal years and $1,100,000 for the third quarter of Fiscal 2013 and each third quarter of subsequent fiscal years, in each case while any portion of the New Loan is outstanding. Also in connection with, and as a condition to, the Restated Loan Agreement, we repaid approximately $775,000 to the Bank to reduce the total amount outstanding under the Restated Loan Agreement to $7,000,000. In addition, and as described below, on June 5, 2012, we prepaid all outstanding principal and interest on both the Four Year Facility and the Two Year Facility. As a result of such prepayment, no portion of the New Loan is currently outstanding.

The Restated Loan Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in any fiscal year in excess of $5,000,000 or in excess of $10,000,000 in the aggregate while the New Loan is outstanding. Further, as collateral for the Original Loan, the Company granted a security interest in favor of the Bank in all of Cherokee’s assets, and the Original Loan was guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC. The New Loan was evidenced by two term notes in the principal amounts of $2,000,000 and $5,000,000, respectively (which amounts are no longer outstanding as of June 5, 2012), a restated security agreement, a restated continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC, and a California judicial reference agreement.

On June 5, 2012, Cherokee prepaid all outstanding principal and interest on both the Four Year Facility and the Two Year Facility. As a result, Cherokee currently has no outstanding borrowings under the Restated Loan Agreement, and Cherokee will obtain a release of the security interest granted to secure its obligations under the Restated Loan Agreement.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of April 28, 2012, we had $6.3 million in long term debt obligations under our Restated Loan Agreement.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material affect on our results of operations or cash flow.  For Fiscal 2012, revenues from international licensing comprised 38% of our consolidated revenues. For the First Quarter, international licensing royalties comprised 27% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our First Quarter revenues by approximately $0.2 million, which represents 3% of the total revenues reported for the First Quarter.

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

We have carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of April 28, 2012.

(b) Changes in internal controls.  During our most recent fiscal quarter, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is largely dependent on royalties from one licensee, Target, which accounted for 54% and 70% of our consolidated licensing revenues for Fiscal 2012 and the First Quarter, respectively.

During Fiscal 2012, 54% of our licensing revenues were generated from Target. During the First Quarter, 70% of our licensing revenues were generated from Target. We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement. Replacing the royalty payments received from Target would be a significant challenge and no assurances can be made that we would be successful in doing so. The termination of this license agreement would have a material adverse effect upon our revenues and cash flow.

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

We rely on various information technology systems, including our Enterprise Resource Planning (ERP) system, to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

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

Dated:  June 7, 2012

CHEROKEE INC.

By:	/s/ Henry Stupp
Henry Stupp Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark DiSiena
Mark DiSiena Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)