Form 10-Q
period 2012-07-28
CHEROKEE INC
filed 2012-09-06
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 28, 2012.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 5, 2012
Common Stock, $.02 par value per share	8,394,667

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	July 28, 2012	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$2,089,000	$7,421,000
Receivables	5,963,000	5,320,000
Income taxes receivable	475,000	672,000
Prepaid expenses and other current assets	217,000	152,000
Deferred tax asset	101,000	100,000
Total current assets	8,845,000	13,665,000
Deferred tax asset	1,223,000	1,230,000
Property and equipment, net	937,000	733,000
Trademarks, net	5,075,000	5,596,000
Other assets	204,000	—
Total assets	$16,284,000	$21,224,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,571,000	$850,000
Deferred Revenue – Current	100,000	320,000
Accrued compensation payable	124,000	268,000
Income taxes payable	1,119,000	—
Accrued dividends	1,679,000	1,677,000
Deferred tax liability – current	38,000	38,000
Short term debt	—	500,000
Total current liabilities	4,631,000	3,653,000
Long term liabilities:
Deferred Revenue – Non-Current	125,000	382,000
Long term debt	—	6,438,000
Total liabilities	4,756,000	10,473,000
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,394,667 issued and outstanding at July 28, 2012 and 8,387,167 issued and outstanding at January 28, 2012	167,000	167,000
Additional paid-in capital	19,726,000	19,271,000
Retained earnings (deficit)	(8,365,000)	(8,687,000)
Total stockholders’ equity	11,528,000	10,751,000
Total liabilities and stockholders’ equity	$16,284,000	$21,224,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Six months ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Royalty revenues	$6,306,000	$6,658,000	$13,821,000	$13,602,000
Selling, general and administrative expenses	3,644,000	3,954,000	7,799,000	7,258,000

Operating income	2,662,000	2,704,000	6,022,000	6,344,000

Other income:
Interest expense	(23,000)	(68,000)	(73,000)	(134,000)
Investment and interest income	—	2,000	12,000	22,000

Total other income	(23,000)	(66,000)	(61,000)	(112,000)

Income before income taxes	2,639,000	2,638,000	5,961,000	6,232,000
Income tax provision	1,031,000	966,000	2,282,000	1,309,000

Net income	$1,608,000	$1,672,000	$3,679,000	$4,923,000

Basic earnings per share	$0.19	$0.20	$0.44	$0.58

Diluted earnings per share	$0.19	$0.20	$0.44	$0.58

Weighted average shares outstanding
Basic	8,390,417	8,504,247	8,388,791	8,501,867

Diluted	8,405,788	8,534,518	8,396,338	8,528,301

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at January 28, 2012	8,387,167	$167,000	$19,271,000	$(8,687,000)	$10,751,000
Stock-based compensation			455,000		455,000
Stock options exercised
Stock issuance	7,500
Accrued and unpaid dividends				(3,357,000)	(3,357,000)
Net income				3,679,000	3,679,000

Balance at July 28, 2012	8,394,667	$167,000	$19,726,000	$(8,365,000)	$11,528,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	July 28, 2012	July 30, 2011
Operating activities
Net income	$3,679,000	$4,923,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,000	43,000
Amortization of trademarks	674,000	681,000
Deferred income taxes	6,000	656,000
Net loss on retirement of assets	76,000	—
Stock-based compensation	455,000	389,000
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	(643,000)	513,000
Decrease (increase) in prepaid expenses and other assets	(269,000)	(73,000)
Decrease (increase) in income taxes receivable	197,000	1,102,000
Increase (decrease) in accounts payable	721,000	(26,000)
Increase (decrease) in deferred revenue	(477,000)	—
Increase (decrease) in accrued compensation	(144,000)	(4,238,000)
Increase (decrease) in income taxes payable and other accrued liabilities	1,121,000	(562,000)

Net cash provided by operating activities	5,478,000	3,408,000

Investing activities
Purchase of property and equipment	(362,000)	(133,000)
Purchase of trademarks, registration and renewal costs	(153,000)	(174,000)

Net cash used in investing activities	(515,000)	(307,000)

Financing activities
Proceeds from term loan	—	10,000,000
Payment of term loan	(6,438,000)	(1,537,000)
Proceeds from exercise of stock options	—	161,000
Issuance of common stock	—	200,000
Repurchase of common stock	—	(395,000)
Payment of short term notes payable	(500,000)	(7,260,000)
Payment of Dividends	(3,357,000)	(3,391,000)

Net cash used in financing activities	(10,295,000)	(2,222,000)

Increase (decrease) in cash and cash equivalents	(5,332,000)	879,000
Cash and cash equivalents at beginning of period	7,421,000	9,587,000

Cash and cash equivalents at end of period	$2,089,000	$10,466,000

Cash paid during period for:
Income taxes	$1,002,000	$1,914,000

Declaration of dividends	$1,679,000	$1,690,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 28, 2012 and for the three and six month periods ended July 28, 2012 and July 30, 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  The accompanying consolidated balance sheet as of January 28, 2012 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and six month periods ended July 28, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended April 28, 2012; the term “Second Quarter” refers to the three months ended July 28, 2012; the term “Six Months” refers to the six months ended July 28, 2012; the term “Fiscal 2013” refers to our fiscal year ending February 2, 2013; the term “Fiscal 2012” refers to our most recent past fiscal year ended January 28, 2012; and the term “Fiscal 2011” refers to our fiscal year ended January 29, 2011.

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

Revenue Recognition

Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectability is reasonably assured. Our agreement with Target for the Cherokee brand in the U.S. accounts for the majority of our historical revenues and is structured to provide royalty rate reductions once certain cumulative levels of sales are achieved. With respect to Target’s sales in the U.S., revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, our royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in our agreement with Target. The amount of royalty revenue earned by us from Target in any quarter is dependent not only Target’s retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future, depending upon the execution of new license agreements and retail sales volumes achieved in each quarter from Target and also on the revenues we receive from other licensees that do not pay us reduced royalty rates based upon cumulative sales.

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

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended July 28, 2012 and July 30, 2011:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$1,608,000	$1,672,000	$3,679,000	$4,923,000

Denominator:
Denominator for net income per common share — weighted average Shares	8,390,417	8,504,247	8,388,791	8,501,867
Effect of dilutive securities:
Stock options	15,371	30,271	7,547	26,434

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,405,788	8,534,518	8,396,338	8,528,301

The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 780,499 and 637,000 anti-dilutive shares for the three and six months ended July 28, 2012 and July 30, 2011, respectively. Consequently, the diluted weighted average number of shares for the three and six month periods ended July 28, 2012 and July 30, 2011 excludes 780,499 and 637,000 shares, respectively.

Significant Contracts

In 1997, we entered into an agreement with Target that grants Target the exclusive right in the United States to use the Cherokee trademarks in certain categories of merchandise. The current terms of our relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and amended on December 1, 2011 (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the “Target Canada Agreement”), and subject to our agreement with Zellers, the terms of the Restated Target Agreement will apply to the territory of Canada effective as of February 1, 2013 and Target will have exclusive rights to the Cherokee brand within the territory of Canada effective as of January 31, 2014 (or earlier if our agreement with Zellers terminates before such date). The term of the Restated Target Agreement continues through January 31, 2013. However, the Restated Target Agreement provides that if Target remains current in its payments of the minimum guaranteed royalty of $9.0 million for Fiscal 2013, then the term of the Restated Target Agreement will continue to renew automatically for successive fiscal year terms provided that Target does not give notice of its intention to terminate the Restated Target Agreement during February of the calendar year prior to termination. In addition, effective as of February 1, 2013, the minimum guaranteed royalty for Target will increase to $10.5 million and will apply to all sales made by Target in the United States or in Canada as contemplated by the Target Canada Agreement. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise in the U.S. during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise. Under the Target Canada Agreement, Target has agreed to pay a fixed royalty rate based on a percentage of Target’s net sales of Cherokee branded merchandise in Canada during each fiscal quarter. Royalty revenues from Target totaled $13.8 million in Fiscal 2012, $13.0 million in Fiscal 2011 and $13.2 million in Fiscal 2010.

We also have other licensing agreements regarding our brands, including with Tesco for our Cherokee brand in the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey. For a more complete description of certain of our license agreements and other commercial agreements, please see our Annual Report on Form 10-K for Fiscal 2012, which was filed with the Securities and Exchange Commission (the “Commission”) on April 12, 2012.

On September 4, 2012, Cherokee and LLM Management Co., LLC entered into an Asset Purchase Agreement pursuant to which Cherokee acquired assets related to the Liz Lange and Completely Me by Liz Lange brands.  See Note 6. (“Subsequent Events”) below.

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

2003 Plan—The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended on June 13, 2006 with the adoption of the 2006 Plan by the Company’s Stockholders at the June 2006 Annual Meeting of Stockholders.  Under the 2003 Plan, the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards.  The maximum number of shares which may be subject to grants under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  During the First Quarter, we granted to certain employees stock options with a seven-year term to purchase a total of 70,000 shares of our common stock at an exercise price of $10.92 per share (the closing price on the date of grant) pursuant to the 2003 Plan. During the Second Quarter, we did not make any grants pursuant to the 2003 Plan. As of July 28, 2012, there were 34,982 shares available for issuance under the 2003 Plan.

2006 Plan—The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders and amended at the June 2010 Annual Meeting of Stockholders, under which the Company is authorized to grant up to 750,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares that may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000. During the First Quarter, we granted to certain employees stock options with a seven-year term to purchase 10,000 shares of our common stock at an exercise price of $10.92 per share (the closing price on the date of grant) pursuant to the 2006 Plan. During the Second Quarter, we granted to certain employees and non-employee directors stock options with a seven-year term to purchase a total of 213,000 shares of our common stock at exercise prices of $13.06 and $14.12 per share (which were the closing prices on the date of each applicable grant) pursuant to the 2006 Plan.   In addition, during the Second Quarter, we granted to each of our non-employee directors restricted stock awards of 1,500 shares, or 7,500 shares in total, of our common stock pursuant to the 2006 Plan.  As of July 28, 2012, there were 55,334 shares available for issuance under the 2006 Plan.

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

Stock-based compensation expense recognized for the Six Months was $452,000, as compared to $389,000 for the comparable period in the prior year.

The estimated fair value of options granted during Fiscal 2013 and Fiscal 2012 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2013	Fiscal 2012
Expected Dividend Yield	5.67% to 7.33%	4.65% to 6.67%
Expected Volatility	51.63 to 53.33	49.28 to 51.95
Avg. Risk-Free Rate	0.57% to 1.01%	0.74% to 1.1%
Expected Life (in years)	4.5	4.5 to 5.0
Estimated Forfeiture Rate	15%	30%

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

A summary of activity for the Company’s stock options for the Six Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 28, 2012	973,833	$17.92
Granted	293,000	$11.75
Exercised
Canceled/forfeited	(163,334)	$19.23

Outstanding, at July 28, 2012	1,103,499	$16.28	4.94	$577,600

Vested and Exercisable at July 28, 2012	445,663	$17.68	3.11	$34,100

Non-vested and not exercisable at July 28, 2012	657,836	$15.35	5.65	$543,500

As of July 28, 2012, total unrecognized stock-based compensation expense related to non-vested, equity based awards was approximately $2,209,602 for stock options and $97,150 for restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.8 and 2.9 years, respectively.  The total fair value of all options which vested during the Six Months was $694,527. There were no restricted stock awards vested during the Six Months.

Trademarks

During the Second Quarter and Six Months, the Company did not acquire any trademarks, nor were there any trademark acquisitions during the comparable period last year.  Trademark registration and renewal fees which were capitalized during the Second Quarter and Six Months totaled $75,000 and $153,000, respectively.  In comparison, for the second quarter and six months of last year, the total trademark registration and renewal fees capitalized totaled $66,000 and $174,000, respectively.

Income Taxes

Income tax expense of $1,031,000 was recognized for the Second Quarter, resulting in an effective tax rate of 39.1% in the Second Quarter, as compared to an effective tax rate of 36.6% in the second quarter of last year and compared to 28.0% for the full year of Fiscal 2012. Our lower effective tax rate in Fiscal 2012 was primarily the result of settling income tax examinations with the California Franchise Tax Board related to our apportionment of income.

The Company files U.S. federal and state income tax returns. For our federal income tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to Fiscal 2011. With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2008. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our income tax reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of January 28, 2012 and July 28, 2012, respectively, accrued interest on a gross basis was $130,000 and $161,000.

As of January 28, 2012 and July 28, 2012, respectively, the total amount of gross unrecognized tax benefits was approximately $900,000 and $917,000, of which approximately $596,000 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. It is reasonably possible that $700,000 of the $917,000 of unrecognized tax benefits will settle in the next twelve months. We do not expect this change to have a significant impact on the results of operations or the financial position of the Company.

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

(3)    Dividends

On January 28, 2012, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which was paid on March 12, 2012.  On April 28, 2012, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which was paid on June 15, 2012 to stockholders of record as of June 1, 2012.  On July 28, 2012, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which is to be paid on September 15, 2012 to stockholders of record as of September 1, 2012.

(4)    Related Party Transactions

Employment Agreement with our Chief Executive Officer

On August 26, 2010, we entered into an Employment Agreement with our Chief Executive Officer, Henry Stupp, which has been subsequently amended pursuant to amendment agreements on each of January 28, 2011, April 13, 2011 and July 27, 2011 (such employment agreement, as amended, the “Employment Agreement”). Pursuant to the Employment Agreement, (i) on August 26, 2010, Mr. Stupp purchased 81,967 shares of our common stock at a per share price of $18.30 (which was equal to the closing price of Cherokee’s common stock on such date), for aggregate proceeds of $1,500,000 and (ii) on July 28, 2011, Mr. Stupp purchased 12,562 shares of Cherokee’s common stock at a per share price of $15.92 (which was equal to the closing price of Cherokee’s common stock on such date), for aggregate proceeds of approximately $200,000 (all such shares purchased by Mr. Stupp, collectively, the “Shares”). The sales of the Shares were made pursuant to an exemption from registration provided by Section 4(2) of the Act, including pursuant to Rule 506 thereunder (as Mr. Stupp is an “accredited investor” under Rule 506 and the sales were made without any form of general solicitation and with full access to any information requested by Mr. Stupp regarding Cherokee or its common stock). In addition, pursuant to the Employment Agreement, Mr. Stupp agreed to purchase an aggregate of $600,000 of our common stock in increments of $200,000 on or before October 31, 2011, January 31, 2012 and April 30, 2012 (such additional shares, the “Subsequent Shares”). Mr. Stupp elected not purchase the Subsequent Shares to be purchased on or before October 31, 2011, January, 31, 2012 and April 30, 2012, and, as a result, a total of 112,500 of the shares subject to the Option (as described below) have been forfeited, leaving a balance of 187,500 shares subject to the Option. In addition, on June 18, 2012, the Committee awarded Mr. Stupp with an additional option to purchase up to 90,000 shares of the Company’s common stock under the 2006 Plan with an exercise price of $13.06, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date of grant. These stock options vest in equal annual installments over the next three years and are subject to a seven year term.

On June 18, 2012, the Committee approved an increase of Mr. Stupp’s base salary to $600,000, with such salary increase to be retroactive to February 1, 2012. In addition, for Fiscal 2012, Mr. Stupp was entitled to receive a performance bonus (the “Performance Bonus”) equal to five percent of Cherokee’s pre-tax income during such fiscal year in excess of a threshold amount of $20,000,000, subject to a maximum of $650,000 per fiscal year. Mr. Stupp did not receive any portion of the Performance Bonus for Fiscal 2012. For Fiscal 2013, the Committee determined that Mr. Stupp will be eligible to receive a cash bonus with a bonus target of $200,000 and a maximum of $400,000, subject to the Company achieving certain performance targets during Fiscal 2013 and other factors the Committee may deem appropriate. The amount of any such bonus will be determined by the Committee within 75 days of the end of Fiscal 2013.  Mr. Stupp’s services as our Chief Executive Officer are at will. The Employment Agreement expires as of January 31, 2014, unless earlier terminated by Cherokee or by Mr. Stupp or extended by mutual agreement.

Pursuant to the Employment Agreement, Cherokee has agreed to certain indemnification obligations to Mr. Stupp related to his service to Cherokee in his capacity as an officer or director of Cherokee. In addition, pursuant to the Employment Agreement, Cherokee filed with the SEC a registration statement to effect the registration for resale of the shares purchased by Mr. Stupp pursuant to the Employment Agreement and the shares of Common Stock that may be acquired upon exercise of the Option (as described below).

In connection with Mr. Stupp’s appointment, on August 26, 2010, we granted Mr. Stupp an option to purchase up to 300,000 shares of our common stock (the “Option”) pursuant to a Stock Option Agreement (the “Stock Option Agreement”) as an inducement grant outside of the 2006 Plan, which was subsequently amended on July 26, 2012 to transfer fifty percent of the shares subject to the Option to Mr. Stupp’s former spouse. The maximum number of shares subject to the Option is currently 187,500 as a result of the forfeiture of a total of 112,500 shares described above. The Stock Option Agreement was entered into as an inducement material for Mr. Stupp to enter into employment with Cherokee. While the grant of the Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan. The Option has an exercise price of $18.30 per share, which was the closing price of Cherokee’s common stock on the Nasdaq Global Select Market on the date of grant. The Option vests in five equal annual installments beginning on January 31, 2012, and vesting in four additional increments on each yearly anniversary thereafter. In addition, in the event of a change in control of Cherokee, an additional twenty percent of the total shares subject to the Option shall vest. The Option has a term of six years and will be forfeited if not exercised before the expiration of the term. Except as noted above, the Option is not transferable and is not exercisable by anyone other than Mr. Stupp or his former spouse during their lifetimes. If Mr. Stupp’s service to Cherokee is terminated for any reason, the Option shall cease vesting upon such termination.

(5) Debt

On February 16, 2011, Cherokee and U.S. Bank National Association (“U.S. Bank”) entered into a Term Loan Agreement which was restated on December 7, 2011. The restated loan agreement consisted of (i) a term loan in the principal amount of $5,000,000 and a two year maturity date and (ii) a term loan in the principal amount of $2,000,000 and a four year maturity. On June 5, 2012, Cherokee prepaid all outstanding principal and interest on the restated loan agreement. As a result, Cherokee currently has no outstanding borrowings under the Term Loan Agreement with U.S. Bank.

On September 4, 2012, Cherokee and JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) entered into a Credit Agreement (the “Credit Agreement”).  See Note 6. (“Subsequent Events”) below.

(6) Subsequent Events

Acquisition of Assets Related to the Liz Lange and Completely Me by Liz Lange Brands

On September 4, 2012, Cherokee and LLM Management Co., LLC (the “Seller”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Cherokee acquired various assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands (the “Assets” and such transaction, the “Acquisition”). The Acquisition closed on September 4, 2012.   As consideration for the Acquisition, Cherokee agreed to pay a cash purchase price equal to $13.1 million, with $12.6 million paid by Cherokee concurrently with the closing and with $500,000 of which we agreed to place in an escrow fund that is to be released no later than March 31, 2013, subject to any funds which we recover or that are to be retained pursuant to indemnification claims.  In addition, Cherokee agreed to pay to the Seller additional earn-out payments of $400,000 and $500,000 (for a total of up to $900,000 in contingent consideration), which consideration is payable upon our achievement of specified revenue targets attributable to the Assets during the remainder of 2012 and during 2013.  In addition, as part of the Acquisition, Cherokee agreed to assume the Seller’s obligations under various agreements, which include a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the Assets, including a license agreement with Target.  The Asset Purchase Agreement contains various covenants, indemnities and representations and warranties that are customary for transactions of this type.  For additional information regarding the Acquisition and the Asset Purchase Agreement, please see Cherokee’s Current Report on Form 8-K dated September 4, 2012 and filed with the Commission on September 6, 2012.

Credit Agreement with JPMorgan Chase

On September 4, 2012, and in connection with the Acquisition, Cherokee and JPMorgan Chase entered into the Credit Agreement.  Pursuant to the Credit Agreement, JPMorgan Chase agreed to lend to Cherokee up to $15 million in principal (the “Loan”).  The Loan is comprised of (i) a term loan in the principal amount of $13 million (the “Term Loan”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus of 2.75% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%, and (ii) a revolving line of credit in the principal amount of $2 million (the “Revolver”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate-reset monthly, bi-monthly or quarterly, plus 2.25% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%.  The Term Loan is subject to a five year maturity date and is to be repaid in equal quarterly payments of principal in the amount of $650,000, together with interest payments made monthly as set forth in the Term Loan.  The Revolver is subject to a three year maturity date and is to be repaid in monthly interest payments on any principal then outstanding, with the balance of any then-outstanding principal and interest to be repaid at maturity.  Cherokee paid an upfront fee equal to $65,000 in connection with the issuance of the Term Loan and is obligated to pay a monthly non-usage fee of 0.25% per annum, in arrears, computed on the average daily unused portion of the Revolver, subject to Cherokee’s right to terminate the Revolver prior to maturity.  In addition, Cherokee is obligated to pay an unspecified amount to be determined by JPMorgan Chase to compensate it for its loss in the event that Cherokee elects to repay all or a portion of the Loan prior to its maturity.  The proceeds from the Term Loan were borrowed to fund the Acquisition.

The Loan is evidenced by a term note in the principal amount of $13,000,000 and a line of credit note in the principal amount of up to $2,000,000, is secured by a continuing security agreement and a trademark security agreement executed by Cherokee and is supported by a continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC (collectively, with the Credit Agreement, the “Loan Documents”). The Credit Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in excess of $5,000,000 in the aggregate at any time while the Loan is outstanding. In addition, the Credit Agreement prohibits us, without first obtaining JPMorgan’s consent, from (i) issuing any equity securities other than pursuant to our employee equity incentive plans and (ii) repurchasing or redeeming any outstanding shares of our common stock or paying dividends or other distributions, other than stock dividends, to our stockholders, unless such repurchases or other distributions would not cause us to be violation of the “fixed charge coverage ratio” (described below) after giving pro forma effect thereto.  The Loan Agreement also imposes the following financial covenants, as specifically defined therein, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 to be calculated quarterly on a trailing four quarter basis and (ii) a limitation of Cherokee’s “senior funded debt ratio” not to exceed 2.0 to 1.0, measured at any time and based on the ratio of Cherokee’s consolidated total debt to Cherokee’s EBITDA for its most recently completed four-quarter test period. Further, as collateral for the Loan, we granted a security interest in favor of the Bank in all of Cherokee’s assets (including trademarks), and the Loan is guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC. In the event of a default under the Credit Agreement, JPMorgan Chase has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights under the Loan Documents, including foreclosing on our assets under the security agreement. For additional information regarding the Loan Documents, please see Cherokee’s Current Report on Form 8-K dated September 4 and filed with the Commission on September 6, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we make with the Securities and Exchange Commission (the “Commission”), as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights,  the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on Target for a substantial portion of our revenues, our dependence on our key management personnel, the success of our strategic and marketing initiatives, the benefits to us of our recently acquired assets related to the Liz Lange and Completely Me by Liz Lange brands, the possibility that we may engage in additional strategic transactions that could impact our liquidity, increase our expenses or present significant distractions to our management, any adverse determination of claims, liabilities or litigation, the requirements under our credit agreement with JPMorgan Chase Bank, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods and the volatility in the trading price of our common stock. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” of Part II of this Report on Form 10-Q or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. As of July 28, 2012, we had twenty-seven continuing license agreements covering both domestic and international markets. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the quarterly period ended July 28, 2012 (the “Second Quarter”), total U.S. dollar based retail sales of merchandise bearing the Cherokee brand were 5.8% above the total U.S. dollar based retail sales for the second quarter of last year, with U.S. dollar based retail sales totaling approximately $287.7 million in our Second Quarter versus approximately $271.9 million in total U.S. dollar based retail sales for the second quarter of last year.   During the six month period ended July 28, 2012 (the “Six Months”), total U.S. dollar based retail sales of merchandise bearing the Cherokee brand were 8.5% above the total U.S. dollar based retail sales for the comparable six month period of last year, with U.S. dollar based retail sales totaling approximately $623.0 million in the Six Months versus approximately $574.2 million in total U.S. dollar based retail sales for the comparable period of last year.  Most of this increase is the result of an increase in sales of Cherokee branded products at Target and Zellers, as compared to the comparable periods of last year. The increase in sales at Target and Zellers was partially offset by a decrease in sales for Cherokee branded products at Tesco as compared to the comparable periods of last year.

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

During the Second Quarter and Six Months, retail sales of Cherokee branded products by Target Stores totaled approximately $200.4 million and $462.0 million, respectively, compared to approximately $148.0 million and $337.6 million for the second quarter and six months of last year, or an increase of 35.4% and 36.9%, respectively.  As a result, our royalty revenues for the Second Quarter and Six Months from Target Stores increased compared to the comparable periods last year.

Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand, which for the Second Quarter and last year’s comparable period included the U.K., Ireland, Poland, the Czech Republic, Hungary and Slovakia, were $5.4 million in our Second Quarter, compared to $60.0 million in the second quarter of last year, representing a total decline of 91.0%.  Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand for the Six Months was $13.5 million compared to $119.9 million for the comparable period last year, representing a decline of 88.7%.  These declines were due to continuing reductions of Cherokee branded product categories in the UK and Central European countries during the Second Quarter and Six Months as compared to the comparable periods of the prior year.  Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 90.1% and 88.1% in the Second Quarter and Six Months, respectively, as compared to the comparable periods in the prior year.  Hence, retail sales in U.S. dollars for the United Kingdom totaled $4.2 million and $10.7 million in the Second Quarter and the Six Months, respectively, as compared to $42.3 million and $89.7 million in the comparable periods of last year.  The Tesco Central European countries of  the Czech Republic, Slovakia, Poland and Hungary, as measured in their respective local currencies, reflected decreases in retail sales ranging from 92% to 94% during the Second Quarter and the Six Months.  As a consequence, the collective U.S. dollar based retail sales from Tesco Central Europe for the Second Quarter and Nine Months were $1.0 million and $2.2 million, respectively, as compared to $13.9 million and $25.2 million in the comparable periods of last year.  While we continue to work with Tesco in an effort to reverse the trend of its sales of Cherokee branded products in recent periods, we cannot provide assurances that we will be successful or that additional declines will not be forthcoming.

Zeller’s retail sales of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $33.4 million and $59.4 million during the Second Quarter and Six Months, respectively, compared to $23.3 million and $45.1 million for the comparable periods of last year, representing increases of 43.3% and 31.5%, respectively.  We attribute this increase primarily due to the reintroduction of the adult apparel category at Zellers and the generally positive acceptance of the Cherokee brand in the Canadian marketplace.

In addition, on a U.S. dollar basis we experienced retail sales increases during the Second Quarter and the Six Months with several other of our foreign licensees, including the countries of China, Japan, Russia, Peru and Colombia.  We expect that several of our foreign territories may continue to show growth throughout the remainder of Fiscal 2013.

Royalty Revenues

Total royalty revenues received by Cherokee for all brands were $6.3 million and $13.8 million during the Second Quarter and Six Months, respectively, as compared to $6.7 million and $13.6 million for the comparable periods of last year.  We attribute the decrease in total royalty revenues during the Second Quarter primarily to the reduced amount of revenues we received during such periods as a result of our brand representation business (discussed below), together with the decrease in royalty revenues we received from Tesco during such period. We attribute the overall increase in royalty revenues we received during the Six Months primarily to the significant increase in sales at Target that occurred throughout the Six Months.  Revenues from the Cherokee brand were $5.8 million and $12.9 million during the Second Quarter and Six Months, respectively, as compared to $5.7 million and $11.8 million for the comparable periods of last year.  We attribute the increases royalties that we received for Cherokee branded products primarily due to an increase in royalty revenues from Target and Zellers in both the Second Quarter and the Six Months. Such increased sales at Target and Zellers partially offset the declines in royalties we received from Tesco for the Cherokee brand during the Second Quarter and entirely offset such declines during the Six Months.

During the Second Quarter and Six Months, revenues of $3.1 million and $8.3 million, respectively were recognized from Target stores compared to $2.8 million and $6.6 million for the comparable periods last year. This accounted for 49% and 60% of our total revenues for the Second Quarter and Six Months, respectively, versus 42% and 48% for the comparable periods last year.

Revenues from all of the Tesco countries were $0.2 million and $0.4 million during the Second Quarter and Six Months, respectively, compared to $1.2 million and $2.1 million for the comparable periods last year.  Royalty revenues from Tesco U.K. totaled $0.1 million and $0.2 million during the Second Quarter and Six Months, respectively, as compared to $0.8 million and $1.4 million for the comparable periods last year.  The decline in royalties from Cherokee branded products in all other Tesco countries (Ireland, Central Europe and Turkey) during the Second Quarter and Six Months was about 93% and 80%, respectively, resulting in royalties of $0.1 million and $0.2 million for the Second Quarter and Six Months, respectively, as compared to $0.4 million and $0.8 million for the comparable periods of last year.  We attribute the decrease in royalties from all Tesco territories primarily to the decrease in several Cherokee branded product categories for apparel during the Second Quarter and Six Months as compared to the comparable periods of last year.

Revenues from Zellers increased 39% and 31% during the Second Quarter and Six Months, respectively, resulting in royalties of $669,000 and $1,198,000 compared to $480,000 and $916,000 for the comparable periods of last year.

Revenues from our brand representation licensing arrangements totaled $4,000 and $39,000 in our Second Quarter and Six Months, respectively, as compared to $542,000 and $1,089,000 for the comparable periods last year.

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

Our license agreement with Target for the Cherokee brand in the U.S. provides for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. The royalty rate reductions do not apply retroactively to Target’s retail sales since the beginning of the year. As a result, for such license agreement our royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as licensees exceed sales thresholds as outlined in their respective license agreements. The amount of royalty revenue earned by us in any quarter is dependent not only on retail sales in each quarter, but also on the royalty rate then in effect after considering the cumulative level of retail sales for the fiscal year. Royalty revenues during the First Quarter benefitted from higher royalty rates applied under our contract with Target for the Cherokee brand in the U.S. during the period because the cumulative retail sales during the First Quarter had not exceeded the applicable thresholds for reduced royalty rates during Fiscal 2013. By contrast, royalty revenues were lower during the Second Quarter in comparison to the First Quarter in part as a result of Target paying us a lower royalty rate on its sales of Cherokee branded products in the U.S. during such period. In the event that Target’s cumulative retail sales of Cherokee branded products in the U.S. in future quarters in Fiscal 2013 exceed the applicable thresholds for reduced royalty rates, we will then be entitled to a reduced royalty rate on incremental retail sales by Target that are in excess of such thresholds. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter by Target for Cherokee branded merchandise in the U.S. and also on the revenues we receive from other licensees that do not pay us reduced royalty rates based upon cumulative sales.

We believe that our future revenues from Target, for the remaining six months of Fiscal 2013, will likely be higher when compared to our revenues from Target in Fiscal 2012 during such period, as we expect our presence in certain apparel categories and existing categories at Target may continue to grow.  Based on Tesco’s sales of Cherokee branded products in Fiscal 2012 and the Six Months, it is likely that our revenues in Fiscal 2013 from Tesco will decline from those of Fiscal 2012.

Our revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter.  Our trade receivables balance of $6.0 million and $6.1 million as of the end of the Second Quarter and the end of the second quarter of last year, respectively, included an accrual for royalty revenues earned and these receivables were subsequently received in the following quarter.

Expenses

Selling, general and administrative expenses for the Second Quarter and Six Months were $3.6 million and $7.8 million, or 57.7% and 56.4% of revenues, respectively, in comparison to selling, general and administrative expenses of $3.9 million and $7.3 million, or 59.4% and 53.4%, respectively, of revenues during the comparable periods last year.  The decrease in our selling, general and administrative expenses during the Second Quarter of approximately $0.3 million in comparison to the second quarter of last year was primarily attributable to lower personnel expenditures and lower marketing expenses. The increase in our selling, general and administrative expenses during the Six Months of approximately $0.5 million in comparison to the comparable period of last year was primarily attributable to higher Director stock option expense.

During the Second Quarter and Six Months, our investment and interest income was $0 and $12,000 compared to $2,000 and $22,000 for the comparable periods last year.

During the Second Quarter and Six Months, we recorded a tax provision of $1,301,000 and $2,282,000, respectively, which equates to an effective tax rate of 39.1% and 38.3%, compared to a tax provision of $966,000 and $1,309,000, respectively, and an effective tax rate of 36.6% and 21%, respectively, recorded for the comparable periods last year. The increase in the tax rate was because in the first quarter of Fiscal 2012 the tax provision was offset by a tax benefit of $1.2 million that resulted from the payment to us of a refund from the California Franchise Tax Board of $2.0 million, plus interest.  The refund related to our fiscal 2004 through fiscal 2008 tax years.  During the Second Quarter and Six Months, our net income was $1,608,000 and $3,679,000 or $0.19 and $0.44 per diluted share, respectively, compared to $1.7 million and $4.9 million, or $0.20 and $0.58 per diluted share, respectively, for the comparable periods last year.

Acquisition of Assets Related to the Liz Lange and Completely Me by Liz Lange Brands

On September 4, 2012, Cherokee and LLM Management Co., LLC (the “Seller”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Cherokee acquired various assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands (the “Assets” and such transaction, the “Acquisition”). The Acquisition closed on September 4, 2012.   As consideration for the Acquisition, Cherokee agreed to pay a cash purchase price equal to $13.1 million, with $12.6 million paid by Cherokee concurrently with the closing and with $500,000 of which we agreed to place in an escrow fund that is to be released no later than March 31, 2013, subject to any funds which we recover or that are to be retained pursuant to indemnification claims.  In addition, Cherokee agreed to pay to the Seller additional earn-out payments of $400,000 and $500,000 (for a total of up to $900,000 in contingent consideration), which consideration is payable upon our achievement of specified revenue targets attributable to the Assets during the remainder of 2012 and during 2013. In addition, as part of the Acquisition, Cherokee agreed to assume the Seller’s obligations under various agreements, which include a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the Assets, including a license agreement with Target.  The Asset Purchase Agreement contains various covenants, indemnities and representations and warranties that are customary for transactions of this type.  For additional information regarding the Acquisition and the Asset Purchase Agreement, please see Cherokee’s Current Report on Form 8-K dated September 4, 2012 and filed with the Commission on September 6, 2012.

Cherokee’s Board of Directors approved the Acquisition following its determination that the Acquisition is in the best interests of Cherokee and its stockholders.  We believe the Assets have the potential to be complimentary to Cherokee’s other brands and expect to begin to market the assets and consider additional potential licensing opportunities with retailers during the remainder of Fiscal 2013.

Liquidity and Capital Resources

Cash Flows.  On July 28, 2012, we had cash and cash equivalents of $2.1 million.  On January 28, 2012, we had cash and cash equivalents of $7.4 million. The decrease of $5.3 million was primarily due to our prepayment of all outstanding principal and interest then outstanding under our former loan agreement with U.S. Bank (the “Prior Loan”).

During the Six Months, cash provided by our operations was $5.5 million, compared to cash provided by our operations of $3.4 million for the comparable period of last year.  The cash provided by operations of $5.5 million during the Six Months was primarily due to the changes in:  (i) accrued compensation, which was reduced by $0.1 million in the Six Months, as compared to a decrease of $4.2 million in the six months of last year; (ii) accounts receivable, which increased by $0.6 million in the Six Months, as compared to a decrease of $0.5 million in the six months of last year; and (iii) an increase in accounts payable of $0.7 million in the Six Months, as compared to a decrease of $0.03 million in the six months of last year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $455,000 in our Six Months as compared to $389,000 in the six months of last year, and our deferred tax assets decreased by $6,000 in the Six Months, as compared to a decrease of $656,000 last year.

Cash used by investing activities during the Six Months was $515,000, which was comprised of $362,000 of capital expenditures of office equipment, and $153,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the comparable period of last year, cash used by investing activities was $307,000, which was comprised of $133,000 of capital expenditures of office equipment, and $174,000 in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used by financing activities was $10.3 million during the Six Months, which consisted of our payment of $6.9 million to repay in full the Prior Loan and the payment of two dividends totaling $3.4 million.   In comparison, during the comparable period last year, cash used in financing activities was $2.2 million, which consisted of proceeds of $10 million from the Prior Loan, and the investment of $200,000 by our Chief Executive Officer in our Common Stock pursuant to his employment agreement, offset by our payment of $1.5 million pursuant to the Prior Loan, the payment of two dividends totaling $3.4 million and the payment of $7.6 million for the repurchase and retirement of stock from our former executive chairman.

Uses of Liquidity.  Our cash requirements through the end of Fiscal 2013 are primarily to fund operations, working capital, and at our discretion and, subject to the terms of our credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”), repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures. Our Board may reduce or discontinue the payment of dividends at any time for any reason it deems relevant and the Credit Agreement contains additional restrictions on our ability to pay dividends. The declaration and payment of any future dividends or repurchases of our common stock are subject to negative covenants contained in the Credit Agreement and, assuming the satisfaction or waiver by the Bank of such covenants, will be made at the discretion of our Board and will be dependent upon our financial condition, results of operation, cash flow, capital expenditures and other factors that may be deemed relevant by our Board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand and funds made available to us pursuant to our revolving line of credit with the Bank (the “Revolver”).  We believe our cash flow from operations together with our cash and cash equivalents currently on hand and access to funds pursuant to the Revolver will be sufficient to meet our working capital, capital expenditure and other commitments through the end of Fiscal 2013. We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of Part II of this Report on Form 10-Q.

As of July 28, 2012, we were not the guarantor of any other material third-party obligations. As of July 28, 2012, we did not have any irrevocable repurchase obligations.

If our revenues and cash flows during Fiscal 2013 are lower than Fiscal 2012, and subject to the terms of the Credit Agreement, we would have less cash available to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands.  In addition, if our revenues and cash flows during Fiscal 2013 are materially lower than Fiscal 2012, we may need to take steps to reduce expenditures by scaling back operations and reducing staff.  We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Former Loan Agreement with U.S. Bank

During the First Quarter and continuing until June 5, 2012, we were subject to an amended and restated loan agreement with U.S. Bank, which was entered into as of December 7, 2011, and which we recently prepaid in full on June 5, 2012 (such agreement, the “Restated Prior Loan Agreement”). Pursuant to the Restated Prior Loan Agreement, we re-financed our previous loan agreement with the Bank, which we originally entered into as of February 16, 2011 (the “Original Prior Loan Agreement”), to constitute two term loans, for an aggregate principal amount of $7,000,000 (the “Prior Loan”) consisting of (i) a term loan in the principal amount of $5,000,000, which loan was to be repaid in full on or before November 30, 2013 (the “Prior Two Year Facility”) and (ii) a term loan in the principal amount of $2,000,000, which loan was to be repaid in full on or before November 30, 2015 (the “Prior Four Year Facility”). On June 5, 2012, we prepaid all outstanding principal and interest on both the Prior Four Year Facility and the Prior Two Year Facility and, as a result of such prepayment, no portion of the Prior Loan is currently outstanding.

Credit Agreement with JPMorgan Chase

On September 4, 2012, and in connection with the Acquisition, Cherokee and JPMorgan Chase entered into the Credit Agreement.  Pursuant to the Credit Agreement, JPMorgan Chase agreed to lend to Cherokee up to $15 million in principal (the “Loan”).  The Loan is comprised of (i) a term loan in the principal amount of $13 million (the “Term Loan”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus of 2.75% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%, and (ii) a revolving line of credit in the principal amount of $2 million (the “Revolver”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate-reset monthly, bi-monthly or quarterly, plus 2.25% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%.  The Term Loan is subject to a five year maturity date and is to be repaid in equal quarterly payments of principal in the amount of $650,000, together with interest payments made monthly as set forth in the Term Loan.  The Revolver is subject to a three year maturity date and is to be repaid in monthly interest payments on any principal then outstanding, with the balance of any then-outstanding principal and interest to be repaid at maturity.  Cherokee paid an upfront fee equal to $65,000 in connection with the issuance of the Term Loan and is obligated to pay a monthly non-usage fee of 0.25% per annum, in arrears, computed on the average daily unused portion of the Revolver, subject to Cherokee’s right to terminate the Revolver prior to maturity.  In addition, Cherokee is obligated to pay an unspecified amount to be determined by JPMorgan Chase to compensate it for its loss in the event that Cherokee elects to repay all or a portion of the Loan prior to its maturity.  The proceeds from the Term Loan were borrowed to fund the Acquisition.

The Loan is evidenced by a term note in the principal amount of $13,000,000 and a line of credit note in the principal amount of up to $2,000,000, is secured by a continuing security agreement and a trademark security agreement executed by Cherokee and is supported by a continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC (collectively, with the Credit Agreement, the “Loan Documents”). The Credit Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in excess of $5,000,000 in the aggregate at any time while the Loan is outstanding. In addition, the Credit Agreement prohibits us, without first obtaining JPMorgan’s consent, from (i) issuing any equity securities other than pursuant to our employee equity incentive plans and (ii) repurchasing or redeeming any outstanding shares of our common stock or paying dividends or other distributions, other than stock dividends, to our stockholders, unless such repurchases or distributions would not cause us to be violation of the “fixed charge coverage ratio” (described below) after giving pro forma effect thereto.  The Loan Agreement also imposes the following financial covenants, as specifically defined therein, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 to be calculated quarterly on a trailing four quarter basis and (ii) a limitation of Cherokee’s “senior funded debt ratio” not to exceed 2.0 to 1.0, measured at any time and based on the ratio of Cherokee’s consolidated total debt to Cherokee’s EBITDA for its most recently completed four-quarter test period. Further, as collateral for the Loan, we granted a security interest in favor of the Bank in all of Cherokee’s assets (including trademarks), and the Loan is guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC. In the event of a default under the Credit Agreement, JPMorgan Chase has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights under the Loan Documents, including foreclosing on our assets under the security agreement. For additional information regarding the Loan Documents, please see Cherokee’s Current Report on Form 8-K dated September 4 and filed with the Commission on September 6, 2012.

Inflation and Changing Prices

The benign rate of inflation over the past several years has not had a material effect on our revenues and profits. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that short term future inflation will have a material impact, positive or negative, on future financial results.

Seasonality

We have agreed to certain contractual royalty rate reductions with Target for its sales of Cherokee branded products in the U.S. in each fiscal year, which apply for future sales as certain sales volume thresholds are achieved. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of July 28, 2012, we had no long term debt obligations under our Restated Prior Loan Agreement following our prepayment in full on June 5, 2012 of all amounts then outstanding. On September 4, 2012, we entered into the Credit Agreement with JPMorgan Chase, the terms of which are described above.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material effect on our results of operations or cash flow.  For Fiscal 2012, revenues from international licensing comprised 46.7% of our consolidated revenues.  For the Six Months, international licensing royalties comprised 33.9% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected the Six Months revenues by approximately $0.5 million, which represents 3.4% of the total revenues reported for the Six Months.

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

We have carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of July 28, 2012.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, together with merchandise bearing our recently acquired  Liz Lange and Completely Me by Liz Lange brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours.

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

Our business is largely dependent on royalties from one licensee, Target, which accounted for 54%, 49%, and 60% of our consolidated licensing revenues for Fiscal 2012, the Second Quarter, and the Six Months, respectively.

During Fiscal 2012, 54% of our licensing revenues were generated from Target. We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement. Replacing the royalty payments received from Target would be a significant challenge and no assurances can be made that we would be successful in doing so. The termination of this license agreement would have a material adverse effect upon our revenues and cash flow. In addition, we have recently expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the Liz Lange and Completely Me by Liz Lange brands (the “Assumed Target Agreement”), which we assumed in connection with our acquisition of assets related to such brands (the “Acquisition”). We consummated the Acquisition in part based upon our expectation that revenues under the Assumed Target Agreement will grow in future periods, although we can provide no assurances that such revenue growth will occur or that the Assumed Target Agreement will be renewed.

We recently consummated an asset acquisition and such acquisition may not be beneficial to us.

On September 4, 2012, we consummated the Acquisition. As consideration for the Acquisition, we agree to pay a purchase price of $13.1 million in cash, $12.6 million of which we previously paid to the seller and $500,000 of which we agreed to place in an escrow fund that is to be released no later than March 31, 2013, subject to any funds which we recover or that are to be retained pursuant to indemnification claims. In addition, we agreed to pay the seller up to $900,000 in earn-out consideration, which is payable by us in two installments in the event that we achieve specified revenue targets attributable to the acquired assets during the remainder of 2012 and during 2013. As financing for the Acquisition, we concurrently borrowed $13 million from JPMorgan Chase pursuant to the Credit Agreement. We consummated the Acquisition based in part on our belief that we will be able to grow the revenue stream associated with such assets; however, we do not have any direct experience in marketing or licensing these assets and our efforts to further commercialize the acquired assets may not be successful. In addition, our management may be required to incur significant time integrating the acquired assets into our brand portfolio and such efforts may be unsuccessful or may disrupt our management or business, which could adversely affect our operations and financial results.

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

We hold various trademarks including Cherokee, Sideout, Liz Lange, Completely Me by Liz Lange, Carole Little and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in numerous other countries. We also hold several trademark applications for Cherokee and Sideout in approximately 100 countries. There can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor.

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

We may engage in additional strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

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

In September 2012 we consummated a debt financing of up to $15,000,000 in principal in order to enable us to fund our recent asset acquisition.

In order to fund the Acquisition, on September 4, 2012, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). Pursuant to the Credit Agreement, Cherokee borrowed up to $15 million in principal from JPMorgan Chase (the “Loan”).  The Loan is comprised of (i) a term loan in the principal amount of $13 million (the “Term Loan”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus of 2.75% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%, and (ii) a revolving line of credit in the principal amount of $2 million (the “Revolver”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.25% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%.  The Term Loan is subject to a five year maturity date and is to be repaid in equal quarterly payments of principal in the amount of $650,000, together with interest payments made monthly as set forth in the Term Loan.  The Revolver is subject to a three year maturity date and is to be repaid in monthly interest payments on any principal then outstanding, with the balance of any then-outstanding principal and interest to be repaid at maturity.  Cherokee paid an upfront fee equal to $65,000 in connection with the issuance of the Term Loan and is obligated to pay a monthly non-usage fee of 0.25% per annum, in arrears, computed on the average daily unused portion of the Revolver, subject to Cherokee’s right to terminate the Revolver prior to maturity.

The Loan is evidenced by a term note in the principal amount of $13,000,000, a line of credit note in the principal amount of up to $2,000,000, a security agreement, a trademark security agreement and a continuing guaranty executed by Cherokee’s wholly owned subsidiary, Spell C. LLC (collectively, with the Credit Agreement, the “Loan Documents”). The Credit Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in excess of $5,000,000 in the aggregate at any time while the Loan is outstanding. In addition, the Credit Agreement prohibits us, without first obtaining JPMorgan’s consent, from (i) issuing any equity securities other than pursuant to our employee equity incentive plans and (ii) repurchasing or redeeming any outstanding shares of our common stock or paying dividends or other distributions, other than stock dividends, to our stockholders, unless such repurchases or distributions would not cause us to be violation of the “fixed charge coverage ratio” (described below) after giving pro forma effect thereto.  The Loan Agreement also imposes the following financial covenants, as specifically defined therein, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 to be calculated quarterly on a trailing four quarter basis and (ii) a limitation of Cherokee’s “senior funded debt ratio” not to exceed 2.0 to 1.0, measured at any time and taking the ratio of Cherokee’s consolidated total debt to Cherokee’s EBITDA for its most recently completed fiscal quarter. Further, as collateral for the Loan, we granted a security interest in favor of the Bank in all of Cherokee’s assets (including trademarks), and the Loan is guaranteed by Cherokee’s wholly owned subsidiary, Spell C. LLC. In the event of a default under the Credit Agreement, JPMorgan Chase has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights under the Loan Documents, including foreclosing on our assets under the security agreement. Our failure to comply with the terms of our Loan Documents could result in a material adverse effect to our business, including our financial condition and our liquidity.

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

Although we have paid dividends during each quarter since December 2003, and including during the first and second quarters of Fiscal 2013, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate as a result of a various factors, such as our existing debt and any business or strategic opportunities that may arise, as determined by our Board of Directors. In addition, pursuant to our Credit Agreement with JPMorgan Chase, we are prohibited from paying dividends in the event that we would be in violation of our covenant regarding our “fixed charge coverage ratio” after giving effect any proposed dividend or are otherwise then in default of such agreement.  Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors. In Fiscal 2012, we paid a total of $6.7 million in dividends, which was less than our net income of $7.5 million for Fiscal 2012. Should our cash from operations be lower in future periods, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock, without action by our stockholders.  Subject to the approval of JPMorgan Chase pursuant to the Credit Agreement, such shares of preferred stock may be issued on terms determined by our Board of Directors, and may have rights, privileges and preferences superior to those of our common stock.  Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock.

ITEM 6.  EXHIBITS

(a)             Exhibits

Exhibit Number	Description of Exhibit

10.1(1)	Form of Indemnification Agreement.

10.2(2)	Form of Restricted Stock Award.

10.3*	Amendment to Stock Option Agreement, by and between Cherokee and Henry Stupp, dated as of July 26, 2012.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at July 28, 2012 and January 28, 2012; (ii) Consolidated Statement of Operations for the three months and six months ended July 28, 2012 and July 30, 2011; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended July 28, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended July 28, 2012 and July 30, 2012; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

(1)	Incorporated by reference to Exhibit 10.1 of Cherokee’s Current Report on Form 8-K dated June 5, 2012.
(2)	Incorporated by reference to Exhibit 10.1 of Cherokee’s Current Report on Form 8-K dated June 18, 2012.

*	Filed herewith.

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

Dated:  September 6, 2012

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark DiSiena

Mark DiSiena
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)