Form 10-Q
period 2012-10-27
CHEROKEE INC
filed 2012-12-06
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 2012.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2012
Common Stock, $.02 par value per share	8,400,167

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	October 27, 2012	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$1,505,000	$7,421,000
Restricted cash	502,000	—
Receivables	6,576,000	5,320,000
Income taxes receivable	397,000	672,000
Prepaid expenses and other current assets	244,000	152,000
Deferred tax asset	101,000	100,000
Total current assets	9,325,000	13,665,000
Deferred tax asset	1,600,000	1,230,000
Property and equipment, net	924,000	733,000
Trademarks, net	17,861,000	5,596,000
Other assets	421,000	—
Total assets	$30,131,000	$21,224,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,810,000	$850,000
Deferred revenue — current	104,000	320,000
Accrued compensation payable	49,000	268,000
Income taxes payable	1,137,000	—
Accrued dividends	840,000	1,677,000
Deferred tax liability — current	38,000	38,000
Short term portion of long term debt	2,600,000	500,000
Total current liabilities	6,578,000	3,653,000
Long term liabilities:
Deferred revenue — non-current	125,000	382,000
Long term debt	10,400,000	6,438,000
Total liabilities	17,103,000	10,473,000
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,400,167 issued and outstanding at October 27, 2012 and 8,387,167 issued and outstanding at January 28, 2012	167,000	167,000
Additional paid-in capital	19,985,000	19,271,000
Retained earnings (deficit)	(7,124,000)	(8,687,000)
Total stockholders’ equity	13,028,000	10,751,000
Total liabilities and stockholders’ equity	$30,131,000	$21,224,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended		Nine months ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Royalty revenues	$6,730,000	$6,015,000	$20,551,000	$19,615,000
Selling, general and administrative expenses	3,404,000	4,195,000	11,203,000	11,451,000

Operating income	3,326,000	1,820,000	9,348,000	8,164,000

Other income:
Interest expense	(65,000)	(64,000)	(138,000)	(198,000)
Investment and interest income	3,000	2,000	15,000	24,000

Total other income	(62,000)	(62,000)	(123,000)	(174,000)

Income before income taxes	3,264,000	1,758,000	9,225,000	7,990,000
Income tax provision	1,187,000	709,000	3,469,000	2,018,000

Net income	$2,077,000	$1,049,000	$5,756,000	$5,972,000

Basic earnings per share	$0.25	$0.12	$0.69	$0.70

Diluted earnings per share	$0.25	$0.12	$0.68	$0.70

Weighted average shares outstanding
Basic	8,397,416	8,419,473	8,391,666	8,476,469

Diluted	8,435,589	8,421,385	8,404,662	8,479,838

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at January 28, 2012	8,387,167	$167,000	$19,271,000	$(8,687,000)	$10,751,000
Stock-based compensation			647,000		647,000
Stock options exercised	5,500
Stock issuance	7,500		67,000		67,000
Stock retirement
Accrued and unpaid dividends				(4,193,000)	(4,193,000)
Net income				5,756,000	5,756,000

Balance at October 27, 2012	8,400,167	$167,000	$19,985,000	$(7,124,000)	$13,028,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	October 27, 2012	October 29, 2011
Operating activities
Net income	$5,756,000	$5,972,000
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	—	27,000
Depreciation and amortization	136,000	67,000
Amortization of trademarks	1,069,000	1,026,000
Deferred income taxes	(371,000)	759,000
Net loss on retirement of assets	76,000	—
Stock-based compensation	647,000	544,000
Deferred revenue	(257,000)	(250,000)
Changes in current assets and liabilities:
Decrease (Increase) in accounts receivable	(1,256,000)	859,000
Increase in prepaid expenses and other assets	(513,000)	(110,000)
Decrease in income taxes receivable	275,000	1,012,000
Increase (Decrease) in accounts payable	960,000	(105,000)
Decrease in deferred revenue	(216,000)	(18,000)
Decrease in accrued compensation	(219,000)	(3,953,000)
Increase (Decrease) in income taxes payable and other accrued liabilities	1,137,000	(866,000)

Net cash provided by operating activities	7,224,000	4,964,000

Investing activities
Increase in restricted cash	(502,000)	—
Purchase of property and equipment	(403,000)	(172,000)
Purchase of trademarks, registration and renewal costs	(13,334,000)	(200,000)

Net cash used in investing activities	(14,239,000)	(372,000)

Financing activities
Proceeds from term loan	13,000,000	10,000,000
Payment of term loan	(6,938,000)	(2,370,000)
Proceeds from exercise of stock options	67,000	161,000
Issuance of common stock	—	200,000
Repurchase of common stock	—	(1,885,000)
Payment of short term notes payable	—	(7,260,000)
Payment of dividends	(5,030,000)	(5,068,000)

Net cash provided by (used in) financing activities	1,099,000	(6,222,000)

Decrease in cash and cash equivalents	(5,916,000)	(1,630,000)
Cash and cash equivalents at beginning of period	7,421,000	9,587,000

Cash and cash equivalents at end of period	$1,505,000	$7,957,000

Cash paid during period for:
Income taxes	$1,481,000	$838,000
Interest	$138,000	198,000
Declaration of dividends	$840,000	$1,677,000

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 27, 2012 and for the three and nine month periods ended October 27, 2012 and October 29, 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  The accompanying consolidated balance sheet as of January 28, 2012 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and nine month periods ended October 27, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending February 2, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

As used herein, the term “First Quarter” refers to the three months ended April 28, 2012; the term “Second Quarter” refers to the three months ended July 28, 2012; the term “Third Quarter” refers to the three months ended October 27, 2012; the term “Nine Months” refers to the nine months ended October 27, 2012; the term “Fiscal 2013” refers to our fiscal year ending February 2, 2013; the term “Fiscal 2012” refers to our most recent past fiscal year ended January 28, 2012; and the term “Fiscal 2011” refers to our fiscal year ended January 29, 2011.

(2)   Acquisitions and Transactions

Liz Lange and Completely Me by Liz Lange Brands

On September 4, 2012, Cherokee and LLM Management Co., LLC (the “Seller”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Cherokee acquired various assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands (the “Assets” and such transaction, the “Acquisition”). The Acquisition closed on September 4, 2012.   As consideration for the Acquisition, Cherokee agreed to pay a cash purchase price equal to $13.1 million, with $12.6 million paid by Cherokee concurrently with the closing and with $500,000 of which we agreed to place in an escrow fund that is to be released no later than March 31, 2013, subject to any funds which we recover or that are to be retained pursuant to indemnification claims.  In addition, Cherokee agreed to pay to the Seller additional earn-out payments of $400,000 and $500,000 (for a total of up to $900,000 in contingent consideration), which consideration is payable upon our satisfaction of certain revenues attributable to the Assets during the remainder of 2012 and during 2013.  In addition, as part of the Acquisition, Cherokee agreed to assume the Seller’s obligations under various agreements, which include a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the Assets.  The Asset Purchase Agreement contains various covenants, indemnities, and representations and warranties that are customary for transactions of this type.  For additional information regarding the Acquisition and the Asset Purchase Agreement, please see Cherokee’s Current Report on Form 8-K dated September 4, 2012 and filed with the Commission on September 6, 2012.

There were no trademark acquisitions during the comparable period last year.

Cherokee Brands LLC

On October 26, 2012, the Company contributed substantially all the domestic rights of the Company’s “Liz Lange” and “Completely Me by Liz Lange” brands to Cherokee Brands, LLC, a newly formed, wholly-owned subsidiary of the Company.  No gain or loss was recognized as a result of this intercompany transaction.  Further, as a condition to such contribution, Cherokee Brands, LLC executed a continuing security agreement, a trademark security agreement and a continuing guarantee in substantially the same forms that were executed by Cherokee and Spell C. LLC (as applicable) pursuant to our Loan Agreement with JPMorgan Chase.

(3)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SPELL C. LLC and Cherokee Brands LLC, both Delaware limited liability corporations.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectability is reasonably assured. Our agreement with Target for the Cherokee brand in the U.S. accounts for the majority of our historical revenues and is structured to provide royalty rate reductions once certain cumulative levels of sales are achieved. With respect to Target’s sales in the U.S., revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, our royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in our agreement with Target. The amount of royalty revenue earned by us from Target in any quarter is dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future, depending upon the execution of new license agreements and retail sales volumes achieved in each quarter from Target and also on the revenues we receive from other licensees that do not pay us reduced royalty rates based upon cumulative sales.

Deferred Revenue

Deferred revenues represent minimum licensee revenue royalties paid in advance, the majority of which are non-refundable to the licensee.

Earnings Per Share Computation

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended October 27, 2012 and October 29, 2011:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,077,000	$1,049,000	$5,756,000	$5,972,000

Denominator:
Denominator for net income per common share — weighted average Shares	8,397,416	8,419,473	8,391,666	8,476,469
Effect of dilutive securities:
Stock options	38,173	1,912	12,996	3,369

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,435,589	8,421,385	8,404,662	8,479,838

The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 772,500 and 1,043,000 of anti-dilutive shares for the three months ended October 27, 2012 and October 29, 2011, respectively. There were 772,500 and 619,163 of anti-dilutive shares for the nine month periods ended October 27, 2012 and October 29, 2011, respectively.

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

On September 4, 2012, Cherokee and LLM Management Co., LLC entered into an Asset Purchase Agreement pursuant to which Cherokee acquired assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands. See Note 2 (“Acquisitions and Transactions”) above.

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

2003 Plan—The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended on June 13, 2006 with the adoption of the 2006 Plan by the Company’s Stockholders at the June 2006 Annual Meeting of Stockholders.  Under the 2003 Plan, the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards.  The maximum number of shares which may be subject to grants under the 2003 Plan to any individual in any calendar year cannot exceed 100,000.  During the First Quarter, we granted to certain employees stock options with a seven-year term to purchase a total of 70,000 shares of our common stock at an exercise price of $10.92 per share (the closing price on the date of grant) pursuant to the 2003 Plan. During the Second and Third Quarter, we did not make any grants pursuant to the 2003 Plan. As of October 27, 2012, there were 55,315 shares available for issuance under the 2003 Plan.

2006 Plan—The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders and amended at the June 2010 Annual Meeting of Stockholders, under which the Company is authorized to grant up to 750,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares that may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000. During the First Quarter, we granted to certain employees stock options with a seven-year term to purchase 10,000 shares of our common stock at an exercise price of $10.92 per share (the closing price on the date of grant) pursuant to the 2006 Plan. During the Second Quarter, we granted to certain employees and non-employee directors stock options with a seven-year term to purchase a total of 213,000 shares of our common stock at exercise prices of $13.06 and $14.12 per share (which were the closing prices on the date of each applicable grant) pursuant to the 2006 Plan.   In addition, during the Second Quarter, we granted to each of our non-employee directors restricted stock awards for 1,500 shares, or 7,500 shares in total, of our common stock pursuant to the 2006 Plan.  During the Third Quarter, we did not make any grants pursuant to the 2006 Plan. During the Third Quarter, 5,500 stock options were exercised at $13.06 per share. As of October 27, 2012, there were 52,500 shares available for issuance under the 2006 Plan.

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

In addition, in connection with the appointment of Mr. Stupp as our Chief Executive Officer, on August 26, 2010, we granted to Mr. Stupp an option to purchase shares (the “Stupp Option”) of Cherokee’s common stock as an inducement grant outside of the 2006 Plan, subject to vesting requirements and other terms. The Stupp Option was originally exercisable for up to a total of 300,000 shares and the maximum number of shares for which the Stupp Option may exercise is 187,500 as of the date of this report (subject to applicable vesting conditions set forth in the Stupp Option). This grant of stock options was entered into as an inducement material for Mr. Stupp to enter into employment with Cherokee. While the grant of the Stupp Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan. See the description of the Stupp Option in Note 5. (“Related Party Transactions”) below.

Stock-based compensation expense recognized for the Nine Months was $647,000, as compared to $544,000 for the comparable period in the prior year.

The estimated fair value of options granted during Fiscal 2013 and Fiscal 2012 as of each grant date was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal 2013	Fiscal 2012
Expected Dividend Yield	5.67% to 7.33%	4.65% to 6.67%
Expected Volatility	51.63 to 53.33	49.28 to 51.21
Avg. Risk-Free Rate	0.57% to 1.01%	1.1%
Expected Life (in years)	4.5	4.5 to 5.0
Estimated Forfeiture Rate	17%	30%

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

A summary of activity for the Company’s stock options for the Nine Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 28, 2012	973,833	$17.92
Granted	293,000	11.75
Exercised	(5,500)	13.06
Canceled/forfeited	(186,333)	18.44

Outstanding, at October 27, 2012	1,075,000	16.37	4.67	662,870

Vested and Exercisable at October 27, 2012	458,831	17.66	3.42	67,870

Non-vested and not exercisable at October 27, 2012	616,169	15.42	5.38	595,000

As of October 27, 2012, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,969,929 and $91,127 for restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.65 and 2.65 years, respectively.  The total fair value of all options which vested during the Nine Months was $820,659.

Trademarks

Trademark acquisition, registration, and renewal fees which were capitalized during the Third Quarter and Nine Months totaled $13,181,000 and $13,334,000, respectively, predominantly due to the acquisition of assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands.  In comparison, for the Third Quarter and Nine months of last year, the total trademark registration and renewal fees capitalized totaled $27,000 and $200,000, respectively.

Income Taxes

Income tax expense recognized for the Third Quarter was $1,187,000, resulting in an effective tax rate of 36.4%, as compared with 40.3% in the third quarter of last year and compared with 28.0% for the full year of Fiscal 2012. Our lower effective tax rate in Fiscal 2012 was primarily the result of settling income tax examinations with the California Franchise Tax Board related to our apportionment of income.

The Company files U.S. federal and state income tax returns. For our federal income tax returns, the Company is generally no longer subject to tax examinations for fiscal years prior to Fiscal 2009. With limited exception, our significant state tax jurisdictions are no longer subject to examinations by the various tax authorities for fiscal years prior to 2008. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our income tax reserve for any adjustments that may result from future tax audits. We recognize interest and penalties, if any, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of income. As of January 28, 2012 and October 27, 2012, respectively, accrued interest on a gross basis was $130,000 and $171,000.

As of January 28, 2012 and October 27, 2012, respectively, the total amount of gross unrecognized tax benefits was approximately $900,000 and $928,000, of which approximately $603,000 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Recent Accounting Pronouncements

In May 2011, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We adopted ASC 820 on the first day of Fiscal 2009, and this adoption did not have a material impact on our consolidated financial statements.

(4)    Dividends

On January 28, 2012, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which was paid on March 12, 2012.  On April 28, 2012, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which was paid on June 15, 2012 to stockholders of record as of June 1, 2012.  On July 28, 2012, our Board of Directors declared a dividend of $1.7 million, or $0.20 per share, which was paid on September 15, 2012 to stockholders of record as of September 1, 2012. On October 27, 2012, our Board of Directors declared a dividend of $840,000, or $0.10 per share, which is to be paid on December 15, 2012 to stockholders of record as of December 1, 2012.

(5) Related Party Transactions

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

In connection with Mr. Stupp’s appointment, on August 26, 2010, we granted Mr. Stupp an option to purchase up to 300,000 shares of our common stock (the “Option”) pursuant to a Stock Option Agreement (the “Stock Option Agreement”) as an inducement grant outside of the 2006 Plan, which grant was subsequently amended on July 26, 2012 to transfer fifty percent of the shares subject to the Option to Mr. Stupp’s former spouse. The maximum number of shares subject to the Option is currently 187,500 as a result of the forfeiture of a total of 112,500 shares described above. The Stock Option Agreement was entered into as a material inducement for Mr. Stupp to enter into employment with Cherokee. While the grant of the Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan. The Option has an exercise price of $18.30 per share, which was the closing price of Cherokee’s common stock on the Nasdaq Global Select Market on the date of grant. The Option vests in five equal annual installments beginning on January 31, 2012, and vesting in four additional increments on each yearly anniversary thereafter. In addition, in the event of a change in control of Cherokee, an additional twenty percent of the total shares subject to the Option shall vest. The Option has a term of six years and will be forfeited if not exercised before the expiration of the term. Except as noted above, the Option is not transferable and is not exercisable by anyone other than Mr. Stupp or his former spouse during their lifetimes. If Mr. Stupp’s service to Cherokee is terminated for any reason, the Option shall cease vesting upon such termination.

(6) Debt

Former Loan Agreement with U.S. Bank

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

Credit Agreement with JPMorgan Chase

On September 4, 2012, and in connection with the Acquisition, Cherokee and JPMorgan Chase entered into the Credit Agreement.  Pursuant to the Credit Agreement, JPMorgan Chase agreed to lend to Cherokee up to $15 million in principal (the “Loan”).  The Loan is comprised of (i) a term loan in the principal amount of $13 million (the “Term Loan”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%, and (ii) a revolving line of credit in the principal amount of $2 million (the “Revolver”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.25% or (ii) JPMorgan’s annual prime rate minus 0.5%, with a floor equal to the 1 month LIBOR Rate plus 2.5%.  The Term Loan is subject to a five year maturity date and is to be repaid in equal quarterly payments of principal in the amount of $650,000, together with interest payments made monthly as set forth in the Term Loan.  The Revolver is subject to a three year maturity date and is to be repaid in monthly interest payments on any principal then outstanding, with the balance of any then-outstanding principal and interest to be repaid at maturity.  Cherokee paid an upfront fee equal to $65,000 in connection with the issuance of the Term Loan and is obligated to pay a monthly non-usage fee of 0.25% per annum, in arrears, computed on the average daily unused portion of the Revolver, subject to Cherokee’s right to terminate the Revolver prior to maturity.  In addition, Cherokee is obligated to pay an unspecified amount to be determined by JPMorgan Chase to compensate it for its loss in the event that Cherokee elects to repay all or a portion of the Loan prior to its maturity.  The proceeds from the Term Loan were borrowed to fund the Acquisition.

The Loan is evidenced by a term note in the principal amount of $13,000,000 and a line of credit note in the principal amount of up to $2,000,000, is secured by continuing security agreements and trademark security agreements executed by Cherokee and Cherokee Brands, LLC and is supported by continuing guaranties executed by Cherokee’s wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC (collectively, with the Credit Agreement, the “Loan Documents”). The Credit Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in excess of $5,000,000 in the aggregate at any time while the Loan is outstanding. In addition, the Credit Agreement prohibits us, without first obtaining JPMorgan’s consent, from (i) issuing any equity securities other than pursuant to our employee equity incentive plans and (ii) repurchasing or redeeming any outstanding shares of our common stock or paying dividends or other distributions, other than stock dividends, to our stockholders, unless such repurchases or other distributions would not cause us to be in violation of the “fixed charge coverage ratio” (described below) after giving pro forma effect thereto.  The Loan Agreement also imposes the following financial covenants, as specifically defined therein, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 to be calculated quarterly on a trailing four quarter basis and (ii) a limitation of Cherokee’s “senior funded debt ratio” not to exceed 2.0 to 1.0, measured at any time and based on the ratio of Cherokee’s consolidated total debt to Cherokee’s EBITDA for its most recently completed four-quarter test period. Further, as collateral for the Loan, we granted a security interest in favor of the Bank in all of Cherokee’s assets (including trademarks), and the Loan is guaranteed by Cherokee’s wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC. In the event of a default under the Credit Agreement, JPMorgan Chase has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights under the Loan Documents, including foreclosing on our assets under the security agreements. For additional information regarding the Loan Documents, please see Cherokee’s Current Report on Form 8-K dated September 4 and filed with the Commission on September 6, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we make with the Securities and Exchange Commission (the “Commission”), as well as press releases and other written or oral statements we may make may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights,  the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on Target for a substantial portion of our revenues, our dependence on our key management personnel, the success of our strategic and marketing initiatives, the benefits to us of our recently acquired assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands, the possibility that we may engage in additional strategic transactions that could impact our liquidity, increase our expenses or present significant distractions to our management, any adverse determination of claims, liabilities or litigation, the requirements under our credit agreement with JPMorgan Chase Bank, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods and the volatility in the trading price of our common stock. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” of Part II of this Report on Form 10-Q or in the discussion and analysis below. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

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

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Liz Lange®, Completely Me by Liz Lange®, and others. As of October 27, 2012, we had thirty continuing license agreements covering both domestic and international markets. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

Recent Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Consolidated Financial Statements — Notes to Consolidated Financial Statements.”

Results of Operations

Retail Sales

During the quarterly period ended October 27, 2012 (the “Third Quarter”), total U.S. dollar based retail sales of merchandise bearing the Cherokee brand were up 6.5% when compared to the total U.S. dollar based retail sales for the third quarter of last year, with U.S. dollar based retail sales totaling approximately $352.2 million in our Third Quarter versus approximately $330.6 million in total U.S. dollar based retail sales for the Third Quarter of last year. During the nine month period ended October 27, 2012 (the “Nine Months”), total U.S. dollar based retail sales of merchandise bearing the Cherokee brand were 7.8% above the total U.S. dollar based retail sales for the comparable nine month period of last year, with U.S. dollar based retail sales totaling approximately $975.2 million in the Nine Months versus approximately $904.8 million in total U.S. dollar based retail sales for the comparable period of last year.   Most of this increase is the result of an increase in sales of Cherokee branded products at Target, as compared to the comparable periods of last year. The increase in sales at Target was partially offset by a decrease in sales for Cherokee branded products at Tesco as compared to the comparable periods of last year.

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

During the Third Quarter and Nine Months, retail sales of Cherokee branded products by Target Stores totaled approximately $276.4 million and $738.5 million, respectively compared to approximately $244.5 million and $582.1 million for the third quarter and nine months of last year, or an increase of 13.1% and 26.9%, respectively.  As a result, our royalty revenues for the Third Quarter and Nine Months from Target Stores increased compared to the comparable periods last year.  We attribute the increase in sales at Target during the Third Quarter and during the Nine Months to increased demand for Cherokee-branded products in the U.S.

Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand, which for the Third Quarter and last year’s comparable period included the U.K., Ireland, Poland, the Czech Republic, Hungary and Slovakia, were $1.6 million in our Third Quarter, compared to $22.2 million in the third quarter of last year, representing a total decline of 93.0%. Tesco’s U.S. dollar based retail sales of merchandise bearing the Cherokee brand for the Nine Months was $15.1 million compared to $142.1 million for the comparable period last year, representing a decline of 89.4%.  This decline was due to a reduction of Cherokee branded product categories in the UK and Central European countries during the Third Quarter and Nine Months as compared to the prior periods last year.  Retail sales in the United Kingdom, as measured in British Pounds Sterling, were down 94.7% and 89.2% in the Third Quarter and Nine Months, respectively, as compared to the comparable periods in the prior year.  Hence, retail sales in U.S. dollars for the United Kingdom totaled $1.0 million and $11.6 million in the Third Quarter and Nine Months, respectively, as compared to $18.0 million and $107.8 million in the comparable periods of last year.  The Tesco Central European countries of the Czech Republic, Slovakia, Poland, and Hungary, as measured in their respective local currencies, reflected decreases in retail sales ranging from 72% to 82% and 76% to 93% during the Third Quarter and Nine Months, respectively.  As a consequence the collective U.S. dollar based retail sales from Tesco Central Europe for the Third Quarter and Nine Months were $0.6 million and $2.8 million, as compared to $2.8 million and $29.1 million in the comparable periods of last year. Retail sales in Ireland were down 97.2% and 87.0% in the Third Quarter and Nine Months, respectively, as compared to the comparable periods in the prior year. Hence, retail sales in U.S. dollars for Ireland totaled $0.04 million and $0.7 million in the Third Quarter and Nine Months, respectively, as compared to $1.4 million and $5.2 million in the comparable periods of last year.

Zeller’s retail sales of merchandise bearing the Cherokee brand, in U.S. dollars, were approximately $26.3 million and $85.6 million during the Third Quarter and Nine Months, respectively, compared to $30.0 million and $74.9 million for the third quarter and nine months of last year, respectively, representing a 11.7% decrease for the Third Quarter and a 14.3% increase for the Nine Months. We believe the quarterly decrease is primarily attributable to the closure of Zeller’s stores throughout Canada as Zellers winds down and transitions its business to Target in Canada. We believe the increase in sales at Zellers during the Nine Months is primarily attributable to the reintroduction of the adult apparel category at Zellers and the generally positive acceptance of the Cherokee brand in the Canadian marketplace, together with an increase in sales volume as customers continue to purchase Cherokee branded products during the liquidation process at Zellers stores.

Royalty Revenues and Expenses

Total royalty revenues received by Cherokee for all brands were $6.7 million and $20.6 million during the Third Quarter and Nine Months, respectively, as compared to $6.0 million and $19.6 million reported during the comparable periods of last year.  Revenues from the Cherokee brand were $6.1 million and $19.0 million during the Third Quarter and Nine Months, respectively, as compared to $5.7 million and $17.5 million for the comparable periods of last year.  Of such revenues for the Cherokee brand, $3.9 million and $12.2 million were recognized from Target stores during the Third Quarter and Nine Months, respectively, as compared to $3.7 million and $10.2 million for the comparable periods last year.  Revenues from all of the Tesco countries were $0.2 million and $0.5 million during the Third Quarter and Nine Months, respectively, compared to $0.4 million and $2.6 million for the comparable periods last year. We attribute the increased royalties that we received for Cherokee branded products primarily due to an increase in royalty revenues from several of our licensees including Target and Zellers, in addition to our new partnerships in Japan and Russia. These royalty revenue increases during the Third Quarter and the Nine Months entirely offset and exceeded the revenue reductions we experienced during the same periods in Fiscal 2013 that are attributable to decreased sales at Tesco as well as the non-renewal of Norma Kamali’s license agreement with Wal-Mart.

Revenues from Zellers decreased 12.9% during the Third Quarter and increased 13.5% during the Nine Months, respectively, resulting in royalties of $0.5 million and $1.7 million compared to $0.6 and $1.5 million for the comparable periods of last year.  As indicated above, we believe the quarterly decrease in royalties is primarily attributable to the closure of Zeller’s stores throughout Canada as Zellers winds down and transitions its business to Target in Canada. We believe the increase in royalties at Zellers during the Nine Months is primarily attributable to the reintroduction of the adult apparel category at Zellers and the generally positive acceptance of the Cherokee brand in the Canadian marketplace, together with an increase in sales volume as customers continue to purchase Cherokee branded products during the liquidation process at Zellers stores.

The Liz Lange assets were acquired on September 4, 2012. Accordingly, the consolidated royalty revenue received by Cherokee after the acquisition was $0.4 million and $0.4 million during the Third Quarter and Nine Months, respectively.  There is no comparable royalty revenue for the prior year.

Revenues from our brand representation licensing arrangements totaled $27,000 and $65,000 in our Third Quarter and Nine Months, respectively, as compared to $31,000 and $1.1 million for the comparable periods last year.

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

Our license agreement with Target for the Cherokee brand in the U.S. provides for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. The royalty rate reductions do not apply retroactively to Target’s retail sales since the beginning of the year. As a result, for such license agreement our royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as outlined in its license agreement. The amount of royalty revenue earned by us in any quarter is dependent not only on retail sales in each quarter, but also on the royalty rate then in effect after considering the cumulative level of retail sales for the fiscal year. Royalty revenues during the First Quarter benefitted from higher royalty rates applied under our contract with Target for the Cherokee brand in the U.S. during the period because the cumulative retail sales during the First Quarter had not exceeded the applicable thresholds for reduced royalty rates during Fiscal 2013. By contrast, royalty revenues were lower during the Second Quarter in comparison to the First Quarter in part as a result of Target paying us a lower royalty rate on its sales of Cherokee branded products in the U.S. during such period. Nonetheless, aggregate royalties during the Third Quarter were higher than royalties for the Second Quarter, which we attribute in part to increased sales of Cherokee branded products at Target during the Third Quarter. In the event that Target’s cumulative retail sales of Cherokee branded products in the U.S. during the fourth quarter of Fiscal 2013 exceed the applicable thresholds for reduced royalty rates, which we expect may occur, we will then be entitled to a reduced royalty rate on incremental retail sales by Target that are in excess of such thresholds. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter; and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future, depending upon the product mix and retail sales volumes achieved in each quarter by Target for Cherokee branded merchandise in the U.S. and also on the revenues we receive from various other licensees that do not pay us reduced royalty rates based upon cumulative sales (including, for example, our agreement with Target for the Liz Lange brand). As indicated above, royalties from Target during the Third Quarter exceeded royalties from Target during the Second Quarter.  Conversely, the Liz Lange royalty rate in the license agreement assumed with Target for the brand is consistent throughout the year.

Our revenue recognition policy provides for recognition of royalties in the quarter royalties are earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter.  Our trade receivables balance of $6.6 million and $5.8 million as of the end of the Third Quarter and the end of the third quarter of last year, respectively, included an accrual for royalty revenues earned, and these receivables were subsequently received in the following quarter.

Expenses

Selling, general and administrative expenses for the Third Quarter and Nine Months were $3.4 million and $11.2 million, or 50.6% and 54.5% of revenues, respectively, in comparison to selling, general and administrative expenses of $4.19 million and $11.45 million, or 69.7% and 58.3% of revenues, respectively, of revenues during the comparable periods last year.  The decrease in our selling, general and administrative expenses during the Third Quarter of approximately $0.79 million in comparison to the third quarter of last year was primarily attributable to lower marketing expenses. The decrease in our selling, general and administrative expenses during the Nine Months of approximately $0.25 million in comparison to the comparable period of last year was also primarily attributable to significant lower marketing expenses during the applicable period.

During the Third Quarter and Nine Months, our investment and interest income was $3,000 and $15,000 compared to $2,000 and $24,000 for the comparable periods last year.

During the Third Quarter and Nine Months, we recorded a tax provision of $1,187,000 and $3,467,000, respectively, which equates to an effective tax rate of 36.4% and 37.6%, compared to a tax provision of $709,000 and $2,018,000, respectively, and an effective tax rate of 40.3% and 25.3%, respectively, recorded for the comparable periods last year. The increase in the tax rate was because in the first quarter of Fiscal 2012 the tax provision was offset by a tax benefit of $1.2 million that resulted from the payment to us of a refund from the California Franchise Tax Board of $2.0 million, plus interest.  The refund related to our fiscal 2004 through fiscal 2008 tax years.  During the Third Quarter and Nine Months, our net income was $2.1 million and $5.8 million, or $0.25 and $0.68 per diluted share, respectively, compared to $1.0 million and $6.0 million, or $0.12 and $0.70 per diluted share, respectively, for the comparable periods last year.

Acquisition of Assets Related to the Liz Lange and Completely Me by Liz Lange Brands

On September 4, 2012, Cherokee and LLM Management Co., LLC (the “Seller”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Cherokee acquired various assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands (the “Assets” and such transaction, the “Acquisition”). The Acquisition closed on September 4, 2012.   As consideration for the Acquisition, Cherokee agreed to pay a cash purchase price equal to $13.1 million, with $12.6 million paid by Cherokee concurrently with the closing and with $500,000 of which we agreed to place in an escrow fund that is to be released no later than March 31, 2013, subject to any funds which we recover or that are to be retained pursuant to indemnification claims.  In addition, Cherokee agreed to pay to the Seller additional earn-out payments of $400,000 and $500,000 (for a total of up to $900,000 in contingent consideration), which consideration is payable upon our achievement of specified revenue targets attributable to the Assets during the remainder of 2012 and during 2013. In addition, as part of the Acquisition, Cherokee agreed to assume the Seller’s obligations under various agreements, which include a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the Assets, including a license agreement with Target.  The Asset Purchase Agreement contains various covenants, indemnities, and representations and warranties that are customary for transactions of this type.  For additional information regarding the Acquisition and the Asset Purchase Agreement, please see Cherokee’s Current Report on Form 8-K dated September 4, 2012 and filed with the Commission on September 6, 2012.

Cherokee’s Board of Directors approved the Acquisition following its determination that the Acquisition is in the best interests of Cherokee and its stockholders.  We believe the Assets have the potential to be complementary to Cherokee’s other brands and expect to begin to market the assets and consider additional potential licensing opportunities with retailers during the remainder of Fiscal 2013.

Liquidity and Capital Resources

Cash Flows.  On October 27, 2012, we had cash and cash equivalents of $1.5 million.  On January 28, 2012, we had cash and cash equivalents of $7.4 million.  The $5.9 million decrease in cash and cash equivalents during the Third Quarter was primarily due to our prepayment of all outstanding principal and interest then outstanding under our former loan agreement with U.S. Bank (the “Prior Loan”).

During the Nine Months, cash provided by our operations was $7.2 million, compared to cash provided by our operations of $5.0 million for the nine months ended last year.  The cash provided by operations of $7.2 million during the Nine Months was primarily due to the changes in:  (i) accrued compensation, which was reduced by $0.2 million in the Nine Months, as compared to a decrease of $4.0 million in the nine months of last year; (ii) accounts receivable, which increased by $1.3 million in the Nine Months, as compared to a decrease of $0.9 million in the nine months of last year; (iii) an increase in accounts payable of $1.0 million in the Nine Months, as compared to a decrease of $0.1 million in the nine months of last year.  In addition, our cash from operations includes non-cash stock-based compensation expense of $647,000 in the Nine Months as compared to $544,000 in the nine months of last year, and our deferred tax assets increased by $1,000 in the Nine Months, as compared to a decrease of $733,000 last year.

Cash used by investing activities during the Nine Months was $14.2 million, which was comprised of $403,000 of capital expenditures on office equipment, $502,000 increase in restricted cash, and $13.3 million for the purchase of the “Liz Lange” and “Completely Me by Liz Lange” brands and trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.  In comparison, during the nine months ended last year, cash used by investing activities was $372,000, which was comprised of $172,000 of capital expenditures on office equipment, and $200,000 in trademark registration and renewal fees for the Cherokee, Sideout, and Carole Little brands.

Cash provided by financing activities was $1.1 million during the Nine Months, which consisted of proceeds of $13 million from the Credit Agreement, $6.9 million to repay in full the Prior Loan, and the payment of three dividends totaling $5.0 million.  In comparison, during the comparable period last year cash used in financing activities was $6.2 million, which consisted of proceeds of $10 million from the Term Loan, and the investment of $200,000 by our Chief Executive Officer in our Common Stock pursuant to his employment agreement, offset by payments of $2.4 million for the Term Loan, the payment of three dividends totaling $5.1 million, and the payment of $7.6 million for the repurchase and retirement of stock.

Uses of Liquidity.  Our cash requirements through the end of Fiscal 2013 are primarily to fund operations, working capital, and at our discretion and, subject to the terms of our credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”), repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures. Our Board may reduce or discontinue the payment of dividends at any time for any reason it deems relevant, and the Credit Agreement contains additional restrictions on our ability to pay dividends. The declaration and payment of any future dividends or repurchases of our common stock are subject to negative covenants contained in the Credit Agreement and, assuming the satisfaction or waiver by the Bank of such covenants, will be made at the discretion of our Board and will be dependent upon our financial condition, results of operation, cash flow, capital expenditures, and other factors that may be deemed relevant by our Board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

Sources of Liquidity.  Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and funds made available to us pursuant to our revolving line of credit with the Bank (the “Revolver”).  We believe our cash flow from operations together with our cash and cash equivalents currently on hand and access to funds pursuant to the Revolver will be sufficient to meet our working capital, capital expenditure, and other commitments through the end of Fiscal 2013. We cannot predict our revenues and cash flow generated from operations.  Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of Part II of this Report on Form 10-Q.

As of October 27, 2012, we were not the guarantor of any other material third-party obligations. As of October 27, 2012, we did not have any irrevocable repurchase obligations.

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

Former Loan Agreement with U.S. Bank

During the First Quarter and continuing until June 5, 2012, we were subject to an amended and restated loan agreement with U.S. Bank, which was entered into as of December 7, 2011, and which we recently prepaid in full on June 5, 2012.

Credit Agreement with JPMorgan Chase

On September 4, 2012, and in connection with the Acquisition, Cherokee and JPMorgan Chase entered into the Credit Agreement.  Pursuant to the Credit Agreement, JPMorgan Chase agreed to lend to Cherokee up to $15 million in principal (the “Loan”).  The Loan is comprised of (i) a term loan in the principal amount of $13 million (the “Term Loan”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%, and (ii) a revolving line of credit in the principal amount of $2 million (the “Revolver”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate-reset monthly, bi-monthly or quarterly, plus 2.25% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%.  The Term Loan is subject to a five year maturity date and is to be repaid in equal quarterly payments of principal in the amount of $650,000, together with interest payments made monthly as set forth in the Term Loan.  The Revolver is subject to a three year maturity date and is to be repaid in monthly interest payments on any principal then outstanding, with the balance of any then-outstanding principal and interest to be repaid at maturity.  Cherokee paid an upfront fee equal to $65,000 in connection with the issuance of the Term Loan and is obligated to pay a monthly non-usage fee of 0.25% per annum, in arrears, computed on the average daily unused portion of the Revolver, subject to Cherokee’s right to terminate the Revolver prior to maturity.  In addition, Cherokee is obligated to pay an unspecified amount to be determined by JPMorgan Chase to compensate it for its loss in the event that Cherokee elects to repay all or a portion of the Loan prior to its maturity.  The proceeds from the Term Loan were borrowed to fund the Acquisition.

The Loan is evidenced by a term note in the principal amount of $13,000,000 and a line of credit note in the principal amount of up to $2,000,000, is secured by continuing security agreements and trademark security agreements executed by Cherokee and Cherokee Brands, LLC and is supported by continuing guaranties executed by Cherokee’s wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC (collectively, with the Credit Agreement, the “Loan Documents”). The Credit Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type.

Inflation and Changing Prices

The benign rate of inflation over the past several years has not had a material effect on our revenues and profits. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that short term future inflation will have a material impact, positive or negative, on future financial results.

Seasonality

We have agreed to certain contractual royalty rate reductions with Target for its sales of Cherokee branded products, whereas Liz Lange has a fixed royalty rate, in the U.S. in each fiscal year, which apply for future sales as certain sales volume thresholds are achieved. Historically, this has caused our first quarter to be our highest revenue and profitability quarter; our second quarter to be our next highest quarter, and our third and fourth quarters to be our lowest quarters. However, such historical patterns may vary in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  As of October 27, 2012, we had $10.4 million in long term debt obligations under our Credit Agreement entered into on September 4, 2012.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material effect on our results of operations or cash flow.  For Fiscal 2012, revenues from international licensing comprised 46.7% of our consolidated revenues.  For the Nine Months, international licensing royalties comprised 37.1% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected the Nine Months revenues by approximately $0.2 million, which represents 3.5% of the total revenues reported for the Nine Months.

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

We have carried out an evaluation under the supervision and with the participation of Cherokee’s management, including Cherokee’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Cherokee’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that Cherokee’s disclosure controls and procedures were effective as of October 27, 2012.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, together with merchandise bearing our recently acquired “Liz Lange” and “Completely Me by Liz Lange” brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands such as Faded Glory, Arizona, and Route 66, developed by retailers. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of ours.

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

Our business is largely dependent on royalties from one licensee, Target, which accounted for 54%, 58%, and 59% of our consolidated licensing revenues for Fiscal 2012, the Third Quarter, and the Nine Months, respectively.

During Fiscal 2012, 54% of our licensing revenues were generated from Target. We could suffer substantially decreased royalty revenues and cash flow under the Restated Target Agreement if Target were to reduce its sales of Cherokee branded products while continuing to pay the minimum royalties of $9.0 million per fiscal year required under such agreement. Replacing the royalty payments received from Target would be a significant challenge and no assurances can be made that we would be successful in doing so. The termination of this license agreement would have a material adverse effect upon our revenues and cash flow. In addition, we have recently expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the “Liz Lange” and “Completely Me by Liz Lange” brands (the “Assumed Target Agreement”), which we assumed in connection with our acquisition of assets related to such brands (the “Acquisition”). The current term Assumed Target Agreement expires on January 31, 2015. We consummated the Acquisition in part based upon our expectation that revenues under the Assumed Target Agreement will grow in future periods, although we can provide no assurances that such revenue growth will occur or that the Assumed Target Agreement will be renewed.

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

In order to fund the Acquisition, on September 4, 2012, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”). Pursuant to the Credit Agreement, Cherokee borrowed up to $15 million in principal from JPMorgan Chase (the “Loan”).  The Loan is comprised of (i) a term loan in the principal amount of $13 million (the “Term Loan”) and (ii) a revolving line of credit in the principal amount of $2 million (the “Revolver”). The Term Loan is subject to a five year maturity date and is to be repaid in equal quarterly payments of principal in the amount of $650,000, together with interest payments made monthly as set forth in the Term Loan.  The Revolver is subject to a three year maturity date and is to be repaid in monthly interest payments on any principal then outstanding, with the balance of any then-outstanding principal and interest to be repaid at maturity.  The Loan is evidenced by a term note in the principal amount of $13,000,000 and a line of credit note in the principal amount of up to $2,000,000, is secured by continuing security agreements and trademark security agreements executed by Cherokee and Cherokee Brands, LLC and is supported by continuing guaranties executed by Cherokee’s wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC (collectively, with the Credit Agreement, the “Loan Documents”). The Credit Agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on our ability to incur debt or other liabilities and limitations on our ability to consummate acquisitions in excess of $5,000,000 in the aggregate at any time while the Loan is outstanding. In addition, the Credit Agreement prohibits us, without first obtaining JPMorgan’s consent, from (i) issuing any equity securities other than pursuant to our employee equity incentive plans and (ii) repurchasing or redeeming any outstanding shares of our common stock or paying dividends or other distributions, other than stock dividends, to our stockholders, unless such repurchases or distributions would not cause us to be violation of the “fixed charge coverage ratio” (described below) after giving pro forma effect thereto.  The Loan Agreement also imposes the following financial covenants, as specifically defined therein, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 to be calculated quarterly on a trailing four quarter basis and (ii) a limitation of Cherokee’s “senior funded debt ratio” not to exceed 2.0 to 1.0, measured at any time and taking the ratio of Cherokee’s consolidated total debt to Cherokee’s EBITDA for its most recently completed fiscal quarter. Further, as collateral for the Loan, we granted a security interest in favor of the Bank in all of Cherokee’s assets (including trademarks), and the Loan is guaranteed by Cherokee’s wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC. In the event of a default under the Credit Agreement, JPMorgan Chase has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights under the Loan Documents, including foreclosing on our assets under the security agreements. Our failure to comply with the terms of our Loan Documents could result in a material adverse effect to our business, including our financial condition and our liquidity.

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

Although we have paid dividends during each quarter since December 2003, and including during the first, second and third quarters of Fiscal 2013, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate as a result of a various factors, such as our existing debt and any business or strategic opportunities that may arise, as determined by our Board of Directors. In addition, pursuant to our Credit Agreement with JPMorgan Chase, we are prohibited from paying dividends in the event that we would be in violation of our covenant regarding our “fixed charge coverage ratio” after giving effect any proposed dividend or are otherwise then in default of such agreement.  Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors. In Fiscal 2012, we paid a total of $6.7 million in dividends, which was less than our net income of $7.5 million for Fiscal 2012. Should our cash from operations be lower in future periods, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

ITEM 6.  EXHIBITS

(a)            Exhibits

Exhibit Number	Description of Exhibit

2.1(1)	Asset Purchase Agreement, by and between Cherokee Inc. and LLM Management Co., LLC, dated as of September 4, 2012.

10.1(2)	Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of September 4, 2012.

10.2(3)	Term Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012.

10.3(4)	Line of Credit Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012.

10.4(5)	Continuing Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012.

10.5(6)	Trademark Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012.

10.6(7)	Continuing Guaranty, executed by Spell C. LLC in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

101†

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at October 27, 2012 and January 28, 2012; (ii) Consolidated Statement of Operations for the three months and nine months ended October 27, 2012 and October 29, 2011; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended October 27, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended October 27, 2012 and October 29, 2011; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

(1)	Incorporated by reference to Exhibit 2.1 of Cherokee’s Current Report on Form 8-K dated September 4, 2012.
(2)	Incorporated by reference to Exhibit 10.1 of Cherokee’s Current Report on Form 8-K dated September 4, 2012.
(3)	Incorporated by reference to Exhibit 10.2 of Cherokee’s Current Report on Form 8-K dated September 4, 2012.
(4)	Incorporated by reference to Exhibit 10.3 of Cherokee’s Current Report on Form 8-K dated September 4, 2012.
(5)	Incorporated by reference to Exhibit 10.4 of Cherokee’s Current Report on Form 8-K dated September 4, 2012.
(6)	Incorporated by reference to Exhibit 10.5 of Cherokee’s Current Report on Form 8-K dated September 4, 2012.
(7)	Incorporated by reference to Exhibit 10.6 of Cherokee’s Current Report on Form 8-K dated September 4, 2012.
*	Filed herewith.

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

Dated:  December 6, 2012

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark DiSiena

Mark DiSiena
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)