Form 10-K
period 2013-02-02
CHEROKEE INC
filed 2013-04-30
CIK 844161

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013 or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of July 27, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $119.8 million (computed on the basis of the last trade of the common stock on the NASDAQ Global Select Market on July 27, 2012).

         As of April 19, 2013, the registrant had 8,400,168 shares of its common stock, par value $.02 per share, issued and outstanding.

Documents Incorporated by Reference:

         Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on or about late June 2013, or portions of the registrant's Form 10-K/A, to be filed subsequent to the date hereof, are incorporated by this reference into Part III of this Report. Such Proxy Statement or Form 10-K/A will be filed with the Commission no later than 120 days after the conclusion of the registrant's fiscal year ended February 2, 2013.

CHEROKEE INC.

INDEX

i

PART I

Item 1.    BUSINESS

Introduction

        Cherokee Inc. (which may be referred to as we, us, our or the Company) is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Sideout and Carole Little brands and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading licensors of style-focused lifestyle brands for apparel, footwear, home and accessories in the world.

        Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 5990 Sepulveda Boulevard, Sherman Oaks, California 91411, telephone (818) 908-9868. We maintain a website with the address www.thecherokeegroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        We own several trademarks, including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. As of February 2, 2013, we had twenty-six continuing license agreements covering both domestic and international markets. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

        In addition to licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying opportunities as a licensee or licensor for their brands or stores.

        We have a 52 or 53 week fiscal year ending on the Saturday nearest to January 31, which aligns us with our retailer licensees who generally also operate and plan using such a fiscal year. This results in a 53 week fiscal year approximately every four or five years. Our fiscal year ending February 2, 2013 was a 53 week fiscal year. We do not believe that the extra week in the occasionally reported 53-week fiscal year results in any material impact on our financial results. In addition, certain of our international licensees report royalties to us for quarterly and annual periods which may differ from ours. We do not believe that the varying quarterly or annual period ending dates from our international licensees have a material impact upon our reported financial results, as these international licensees maintain comparable annual periods in which they report retail sales and royalties to us on a year-to-year basis.

        As used herein the term "First Quarter" refers to the three months ended April 28, 2012; the term "Second Quarter" refers to the three months ended July 28, 2012; the term "Third Quarter" refers to the three months ended October 27, 2012; the term "Fourth Quarter" refers to the three months ended February 2, 2013; the term "Fiscal 2013" refers to the fiscal year ended February 2, 2013; the term "Fiscal 2012" refers to the fiscal year ended January 28, 2012; and the term "Fiscal 2011" refers to the fiscal year ended January 29, 2011.

Overview of Licensing Business

        During 1995 the company transformed its business model from a traditional wholesaler to a branded licensing model; thereby eliminating inventory and risks associated with manufacturing.

        The Cherokee brand, which began as a footwear brand in 1973, is an iconic American family lifestyle brand, offering classic, casual comfort at affordable prices. We acquired the Sideout brand, which offers an authentic, casual street and beach inspired "California Lifestyle", and related trademarks, in November 1997. The Carole Little, Saint Tropez-West, All That Jazz and Chorus Line brands and trademarks were acquired by us in December 2002, and are recognized women's brands. In September 2012, we acquired the Liz Lange and Completely Me by Liz Lange brands, which are one of the most recognized and respected maternity brands sold throughout North America.

We acquired additional rights to the Cherokee brand in the category of school uniforms in January 2013, which will expand our overall product offering. Our primary emphasis is domestic and international Direct to Retail licensing. As of February 2, 2013, we had twenty-six continuing license or brand representation agreements covering both domestic and international markets, fourteen of which pertained to the Cherokee brand.

        By entering into license agreements with recognizable retail partners in their respective global locations and providing them the authority to manufacture and sell products with our brands coupled with our proprietary 360° turn-key solution for product development, marketing and support services, management believes stockholder value will be maximized.

        In Direct to Retail licensing, we grant retailers a license to use the trademarks on certain product categories of merchandise. We collaborate with our licensees' product development staff and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks, and in some cases our licensees modify or expand the designs or create their own designs to suit their seasonal, regional and category needs. All products are subject to our pre-approved packaging, graphics and quality control standards, and all marketing campaigns are subject to similar oversight. In most cases the licensee is responsible for designing and manufacturing the merchandise. We refer to this practice as our "Direct to Retail" or "DTR" licensing strategy. Wholesale licensees manufacture and import various categories of apparel, footwear, home and accessories under our trademarks and sell the licensed products to retailers. We plan to continue to solicit new licensees in new territories and additional product categories as we expand our business.

Direct to Retail Licensing Strategy

        Over the past two decades the Direct-to-Retail licensing strategy has become widely accepted by retailers worldwide as it generally offers each licensee, or retailer, the exclusive right to market multiple categories of products with a recognized brand within their territory, thereby offering a competitive advantage over competing retailers. Typically, this differentiation also provides the retailer/licensee an opportunity to command a "premium" over private label price points resulting in increased profit margins, after royalties have been paid to Cherokee. Our licensees directly source their own inventory, thereby eliminating our exposure to inventory risk, while at the same time allowing our licensees to benefit from large economies of scale.

        The consolidation and global expansion of established retailers into new markets, such as Target Corporation's recent expansion into Canada or Tesco UK's expansion into Central Europe and Asia further expands the scope of the DTR model and provides an opportunity for further growth and expansion as retailers broaden their product assortments and geographic reach.

        Many of the world's largest retailers have successfully introduced, and continue to introduce, new brands within the DTR model in order to enhance their marketing strategies and achieve a competitive advantage over their peers within their respective markets. Examples of retailers actively participating in, and benefiting from the DTR licensing model include Target, Wal-Mart, Carrefour, Tesco and C&A; among others.

        Our Direct to Retail licensing strategy is premised on the proposition that for retailers in various countries worldwide, most aspects of the moderately priced apparel, footwear and accessories business, from product development and design, to merchandising, to sourcing and distribution, can be executed most effectively by these retailers, who not only command significant economies of scale, but also interact daily with the end consumer. We believe that these retailers may be able to obtain higher gross margins on sales and increase store traffic by directly designing, sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than through carrying strictly private label goods or branded products from third-party vendors. We also expect that the enhanced profitability of our direct-to-retail strategy, coupled with the substantial marketing costs to establish and maintain an in-store brand, will continue to increase the desirability of our strategy to retailers.

Our primary strategy is to capitalize on these trends around the world by licensing our portfolio of brand names directly to retailers, who, working in conjunction with us, develop merchandise for their stores, and to augment our current portfolio by acquiring additional brands which have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

Strategic Initiatives

        We believe that our core strengths enable us to be well positioned to expand our business and enhance stockholder value through execution of our strategy. Our global strategic initiatives currently include:

  •
  Product Design & Development—Providing regular, on-going creative inspiration and direction for product design in key categories.

  •
  Support Services—Our vision and infrastructure are transforming so that we can further support our licensees through monthly and quarterly reports and market research, identifying and sharing approved global sourcing and manufacturing partners, and retail analytics.

  •
  Marketing Services—Evolve the brands' positioning, on a global scale, to maintain freshness and relevance for today's family and strengthening the brands' marketing platforms in collaboration with our retail partners on direct-to-consumer and consumer-to-consumer basis through updated floor presentations and social and digital media initiatives.

  •
  Strategic Sales Initiatives—To generate additional revenue through the introduction of new product categories with our existing brands; the introduction of new licensees in new territories and through the acquisition of additional style-focused lifestyle brands where we can leverage our relationships and experience with current or new licensees identified through our global distribution platform.

        In addition, we plan to reflect our global brand vision by launching various on-line initiatives, including investing in social media and using it as a means to get and stay closer to our customer; creating a mobile phone strategy to increase engagement, interaction and promotion; investing in paid search engine optimization and Web analytics; and developing an on-going email campaign that builds awareness, rewards loyalty, and drives traffic.

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

Brands

        Cherokee markets both owned brands and brands it represents. In addition to licensing our own brands, we assist other companies in identifying licensees for their brands. Generally, when representing brands, we perform a range of services including marketing of brands, solicitation of licensees, contract negotiations, and administration and maintenance of license or distribution agreements. In return for our services, we normally receive a certain percentage of the net royalties generated by the brands we represent and sign to a license agreement. We typically work on several select brand representation opportunities during each fiscal year. A summary of our owned brands and other brand representations is included below.

Cherokee Brand

        At February 2, 2013, we had fourteen ongoing licensing agreements for our owned Cherokee brand. These all represent Direct to Retail licensing agreements. Licensing revenues from our Cherokee brand totaled $24.1 million for Fiscal 2013, which represented 91% of our total revenues.

        Cherokee is an iconic, American family-lifestyle brand, offering classic, casual, comfortable products at affordable prices. Initially launched as a footwear line in 1973, timeless classics, inspired by vintage Americana while continually being updated to account for modern trends. After four decades, the Cherokee brand stands for confident, effortless and relaxed American style. This storied heritage perfectly positions the Cherokee brand for future growth and further international expansion. Cherokee's most significant licensee is Target Corporation, who launched the Cherokee brand almost two decades ago as a multi-category product offering that encompasses apparel, school uniforms, accessories and footwear. Internationally, additional categories of Cherokee branded products are sold including home décor, textiles, outdoor furnishings and camping gear.

        Today, Cherokee is licensed in over 40 countries and over 4,000 retail locations with blue-chip licensees. We continue to solicit additional licensees for the Cherokee brand internationally.

Liz Lange and Completely Me by Liz Lange

        Liz Lange, as an owned brand, has gained wide acceptance as a trusted modern "maternity and beyond" designer brand that brings women versatile, comfortable, affordable and flattering style for every stage. In 2001, the inaugural Liz Lange Maternity store opened in New York City and a second store opened shortly thereafter in Beverly Hills to provide stylish, well-made maternity clothes. Soon after that, many female celebrities and women embraced the Liz Lange brand as they choose to celebrate the "bump" and look stylish and fashionable while pregnant. In 2002, Liz Lange maternity debuted in over 1,500 Target stores in the United States.

        During 2010, Completely Me by Liz Lange was launched exclusively on the Home Shopping Network in the United States and The Shopping Channel in Canada. The Completely Me brand consists of sophisticated and comfortable casual clothing and sportswear.

Sideout

        Conceived in 1983 by a California volleyball player, our owned Sideout brand took root at the beach, harnessing the easy spirit of California casual. Ideal for a game of beach volleyball or a breezy vacation, Sideout products perform in quality, functionality and originality by offering casual, hip, cool clothing, footwear and accessories at affordable prices.

Carole Little

        Carole Little was founded in 1975 by designer Carole Little through her love for contemporary clothing. Our Carole Little owned brand became recognized for colorful and unusual prints for soft 2-piece outfits and dresses. The Carole Little brand has an ageless, independent attitude, for the self-confident woman.

Àle by Alessandra

        Inspired by the life and style of global international fashion icon, Alessandra Ambrosio, the àle by alessandra brand brings a "brazil-bohemia meet Malibu-chic" collection of feminine, colorful and effortless apparel to savvy, fashion-minded women around the world. Like Alessandra, the àle by alessandra customer has a personal style that is casual, chic and effortlessly cool. We are representing the àle by alessandra brand and expect the line to debut during the Spring 2014 season.

Royalties

        Our rights to receive royalties for sales of products bearing our brands are set forth in the terms of our license agreements. Generally, royalty rates for our DTR licenses vary as a percentage of the retailer's net sales of licensed products and in some cases are calculated based upon fixed percentages of product sales. In other cases, the royalty rates we receive may decrease depending on the retailer's annual sales of licensed products and the retailer's guaranteed annual sales of licensed products and do not apply retroactively to sales since the beginning of the fiscal year.

        Our arrangement with Target provides in significant part for royalty rate reductions once certain specified cumulative levels of sales for Cherokee branded products in various specified product categories are achieved by Target during each fiscal year and, in other cases, for fixed royalty rates that apply irrespective of sales volume, including sales of Cherokee branded products in Canada and for sales of Cherokee branded products in the school uniforms category. The royalty rates we receive from our licensees vary in each licensing agreement.

        In order to ensure our licensees are reporting and calculating the appropriate royalties, all of our license contracts include our right to audit our licensees retail sales data for our brands, to allow us to validate the royalties paid.

        We also provide exclusivity to our licensees to particular countries and product categories. In most cases we require the licensee to guarantee a minimum dollar amount of retail sales. These minimum guarantees require our licensees to pay us a minimum royalty each year. In the case of Target, its minimum royalty was $9.0 million for Fiscal 2013 and increased to $10.5 million for Fiscal 2014. As of February 2, 2013 the Company had a contractual right to receive over $64 million of aggregate minimum royalty revenue through the balance of all of their current licenses, excluding any renewals.

        Royalties are generally paid within 30 days after a quarterly selling period that has been defined in the underlying license agreement.

        During Fiscal 2013, we received a total of $17.1 million in aggregate royalties from our U.S. Direct to Retail license agreements and brand representation contracts, which accounted for 64% of our consolidated revenues during such period. During Fiscal 2013, we received $9.5 million in aggregate royalties from our international license agreements, which accounted for 36% of our consolidated revenues during such period.

Licensees

        Our most significant Direct to Retail licensee is Target Corporation ("Target"). Pursuant to our agreement with Target, Target maintains the exclusive right to the Cherokee brand in various specified categories of merchandise in the U.S. and, starting in February 2013, in Canada. Our U.S. license with Target, excluding school uniforms, provides for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. The current term of the Target agreement continues through January 31, 2014. The royalty rate reductions do not apply retroactively to Target's retail sales since the beginning of the year.

        Our agreement with Target was most recently amended as of January 31, 2013 to include a multi-year license in the category of school uniforms following our re-acquisition of such rights from a third party. As part of such amendment, Target agreed to pay Cherokee an annual royalty rate for its sales of Cherokee-branded children's school uniforms products in the United States equal to a fixed royalty rate based on Target's net sales of such products. For all other categories of Cherokee branded merchandise that are sold in the U.S., Target is obligated to pay royalties to Cherokee based on a percentage of Target's net sales of Cherokee branded merchandise in the U.S. during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise in any fiscal year. For Target's sales of Cherokee branded merchandise in Canada, Target is obligated to pay us a fixed royalty rate based on Target's net sales of Cherokee branded merchandise in Canada during each fiscal quarter.

During September 2012, we assumed an additional license agreement with Target for the U.S. covering the Liz Lange and Completely Me by Liz Lange brands. Pursuant to such agreement, Target is obligated to pay us a fixed royalty rate based on Target's net sales of products bearing such brands.

        Royalty revenues from Target for the Cherokee brand were $15.0 million during Fiscal 2013, $13.8 million during Fiscal 2012 and $13.0 million during Fiscal 2011, which accounted for 57%, 54%, and 42%, respectively, of our consolidated revenues during such periods. The termination of the restated license agreement with Target, which was entered into effective as of February 1, 2008 and amended on December 1, 2011 (the "Restated Target Agreement") would have a material adverse effect on our business. (See Item 1A, "Risk Factors").

        We have continuing international license agreements for the Cherokee brand with leading retailers in over forty countries. We license to retailers such as Tesco, RT Mart, Comercial Mexicana, and Nishimatsuya.

        We entered into a Direct to Retail licensing agreement for the Cherokee brand with Great Britain's Tesco Stores Limited ("Tesco"), pursuant to which Tesco has exclusive rights to a wide range of products bearing our Cherokee brand in the United Kingdom and certain other countries in Europe and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. The decrease in Tesco's retail sales of Cherokee branded products over the previous three fiscal years was due, in part to Tesco's commitment to bolster its private label brand within the children's product categories and the reduction of Cherokee branded products in the men's and women's categories, and the challenging international economic conditions.

Trademarks

        We hold various trademarks including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We also hold trademark applications for Cherokee, Liz Lange, Completely Me by Liz Lange, Sideout and Sideout Sport, Carole Little, Saint Tropez-West, Chorus Line and All That Jazz in numerous countries. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally. (See Item 1A, "Risk Factors.")

Competition

        Royalties paid to us pursuant to our licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Our Cherokee, Liz Lange, Completely Me by Liz Lange, Sideout, Carole Little and other brands are subject to extensive competition by numerous domestic and foreign brands. Competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, and private label brands (developed by retailers) such as Faded Glory, Arizona, and Route 66. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and the greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees' ability to manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Companies such as Iconix Brand Group, Phillips-Van Heusen, Perry Ellis International, VF Corp. and other companies owning established trademarks have entered into similar arrangements with retailers. (See Item 1A, "Risk Factors.")

Employees

        As of February 2, 2013, we employed twenty-three persons based solely in the United States. None of our employees are represented by labor unions, and we believe that our employee relations are satisfactory.

Code of Ethics

        We have adopted a code of ethics that applies to all of our directors, officers and employees of the Company.

Segment Information: Financial Information about Geographic Areas

        We consider our business activities to constitute a single segment. A summary of our revenues and assets by geographic area is set forth in Note 12 to our consolidated financial statements included elsewhere in this Annual Report.

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

Executive Officers of the Registrant

        The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Henry Stupp, 49 Chief Executive Officer	Mr. Stupp became our Chief Executive Officer in August 2010. Prior to joining Cherokee, Mr. Stupp was a co-founder of Montreal-based Novel Teez Designs, later known as NTD Apparel, a leading licensee of entertainment, character, sport and branded apparel, and a supplier to all major North American retailers, Mr. Stupp served as President of NTD Apparel USA LLC since 2005. Having relocated to southern California in 1995, Mr. Stupp successfully identified, negotiated, and introduced many well-known licenses and brands to a broad retail audience. In addition, Mr. Stupp served a two-year term as an officer of the International Licensing Industry Merchandiser's Association.
Howard Siegel, 58 President and Chief Operating Officer

Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and Administration and became President on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a senior executive for both Federated Department stores and Carter Hawley Hale Broadway stores.

Jason Boling, 42 Chief Financial Officer

Mr. Boling became our Chief Financial Officer in March 2013. Prior to Cherokee, he was Vice President of Finance and Accounting at DTS Inc., a leader in high-definition audio technologies and audio enhancement solutions, for over six years. Mr. Boling has broad domestic and international experience in mergers & acquisitions, acquisition integration, strategic planning, budgeting, Sarbanes-Oxley compliance and controls, investor relations, and tax planning. For four years prior to DTS, he was the Vice President and Corporate Controller at Inamed Corporation, a global manufacturer of medical devices. Mr. Boling spent many years in public accounting, including with Deloitte & Touche LLP. Mr. Boling is a California CPA, and he earned his bachelor's degree in Business Administration from California State University Northridge.

Item 1A.    RISK FACTORS

        In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the Securities and Exchange Commission, or in any press release or other written or oral statement we may make. Please also see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements" for additional risks and uncertainties applicable to us. The risks described below and elsewhere in this Report are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

  Our business is subject to intense competition.

        Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee's net sales of licensed products. Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, together with merchandise bearing our recently acquired "Liz Lange" and "Completely Me by Liz Lange" brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, and Route 66. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of our brands as our license agreements generally do not prevent our licensees from licensing from our competitors. In addition, other companies owning established trademarks could also enter into similar arrangements with retailers, including our existing retail partners, competing for limited floor pad and rack space.

  We are subject to risks related to the retail business that are applicable to our licensees.

        There are numerous risk factors that apply to the businesses of retailers (including our licensees) that can affect their level of sales of products that bear our brands. Any decline in sales by our licensees can adversely affect our revenues. Factors that may adversely affect our licensees and their sales of products bearing our brands include the following: (i) weather; (ii) changes in the availability or cost of capital; (iii) shifts in the seasonality of shopping patterns; (iv) declining retail prices; (v) labor strikes or other interruptions that impact supply chains and transport vendors; (vi) the impact of excess retail capacity; (vii) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (viii) material acquisitions or dispositions; (ix) investments in new business strategies; (x) the success or failure of significant new business ventures or technologies; (xi) actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; and (xii) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events.

  We rely on the accuracy of our licensees' retail sales reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported.

        Most of our revenues are generated from retailers who license our brands for manufacture and sale of products bearing our brands in their stores. Under our existing agreements, these licensees pay us licensing fees based in part on the number of products sold. We rely on our licensees to accurately report the number of units sold in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and marketing efforts. All of our license agreements permit us to audit our customers. If any of our licensee reports understate the retail sales of products they sell, we may not collect and recognize revenues to which we are entitled, or may endure significant expense to obtain compliance.

  Our business is largely dependent on royalties from Target.

        Royalty revenues from our Cherokee brand at Target accounted for 57%, 54%, and 42%, respectively, of our consolidated revenues during Fiscal 2013, Fiscal 2012 and Fiscal 2011. We could suffer substantially decreased royalty revenues and cash flow if Target were to reduce its sales of Cherokee branded products under the Restated Target Agreement while continuing to pay the minimum royalties of 10.5 million per fiscal year required under such agreement. Replacing the royalty payments received from Target would be a significant challenge and no assurances can be made that we would be successful in doing so. The termination of this license agreement would have a material adverse effect upon our revenues and cash flow. The current term of the Restated Target Agreement continues through January 31, 2014. In addition, in September 2012 we expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the "Liz Lange" and "Completely Me by Liz Lange" brands, which we assumed in connection with our acquisition of assets related to such brands. We further expanded our relationship with Target in connection with our January 2013 acquisition of rights to the Cherokee brand in the category of school uniforms. We acquired the "Liz Lange" and "Completely Me by Liz Lange" brands as well as our rights to the Cherokee brand for the school uniforms category in part based upon our expectation that revenues from Target for such brands and the school uniforms category will grow in future periods, although we can provide no assurances that such revenue growth will occur.

  The failure of our licensees to sell products bearing our brands or to pay us royalties for such products could result in a decline in our results of operations.

        Our revenues are almost entirely dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to grow or maintain their businesses could cause our revenues to suffer. Further, while we are substantially dependent on our relationship with Target, the concurrent failure by several of our other material licensees to meet their financial obligations to us could materially and adversely impact our results of operation and our financial condition.

  We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting as of February 2, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—Integrated Framework. We have developed a remediation plan that is designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and litigation. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

  We are subject to additional risks associated with our international licensees.

        We market and license our brands outside the United States. Many of our licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees. During Fiscal 2013, nearly 36% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign customers; competition from foreign companies;

(iv) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (v) less effective and less predictable protection and enforcement of our intellectual property; (vi) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (vii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

        Additionally, and because our international revenue is denominated in U.S. dollars, fluctuations in the value of the U.S. dollar and foreign currencies may negatively impact our royalty revenues. Significant fluctuations in the value of the U.S. dollar and foreign currencies could have a material impact on our consolidated financial statements. The main foreign currencies we encounter in our operations are the Canadian Dollar, the Mexican Peso, the EURO, the Great British Pound, the South African Rand, the Japanese Yen, and the Chinese Yuan. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

  We are dependent on our intellectual property, and we cannot assure you that we will be able to successfully protect our rights or that we will not become involved in costly legal proceedings regarding our intellectual property.

        We hold various trademarks including Cherokee, Sideout, Liz Lange, Completely Me by Liz Lange, Carole Little and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in numerous other countries. We also hold several trademark applications for Cherokee and Sideout in approximately 100 countries. There can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor. Further, if any adverse ruling in any such matter occurs, any resulting limitations in our ability to market or license our brands could have a material adverse effect on our business, financial condition and results of operations.

  We may become involved in other litigation and administrative proceedings that may materially affect us.

        From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

  We are dependent on our key management personnel.

        Our success is highly dependent upon the continued services of our key executives, including, Henry Stupp, our Chief Executive Officer, Howard Siegel, our President and Chief Operating Officer and Jason Boling, our Chief Financial Officer,. We have a limited number of employees and Mr. Stupp's and our other executives' leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Stupp or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

  We may not successfully address problems encountered in connection with acquisitions or other strategic transactions and we may not realize the expected benefits from them.

        We recently consummated two acquisitions; the acquisition of the Liz Lange brands and our acquisition of various rights to the Cherokee brand in the category of school uniforms. We expect to continue to consider opportunities to acquire or make investments in other brands, or to engage in other strategic transactions, that could enhance our portfolio of products and services, or expand the breadth of our markets. Our history of acquiring and integrating acquisitions is limited, and there can be no assurance that we will be successful in realizing the expected benefits from an acquisition. Future success depends, in part, upon our ability to manage an expanded portfolio, which could pose substantial challenges for management. Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating the brands; (ii) significant future charges relating the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) diversion of management's attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; and (viii) risks associated with entering markets in which we have no or limited prior experience. Accordingly, our recent acquisitions as well as any future transaction that we pursue could have a material adverse effect on our business, results of operations, financial condition and prospects.

        In addition, future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. If we finance future acquisitions by issuing equity or convertible debt securities, our existing stockholders would be diluted. If we finance future acquisitions by issuing debt we may become over-levered and restrict our ability to operate the Company. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our operating results or financial condition.

  We have incurred a significant amount of indebtedness to pay the cash consideration for our recent acquisitions. Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

        In order to fund our acquisition of the Liz Lange brands, we entered into a credit facility with JP Morgan Chase on September 4, 2012. We increased the size of our credit facility on January 31, 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms. The size of our credit facility totals $18.6 million, consisting of a $16.6 million 5-year term loan and a $2 million 3-year revolving line of credit. Our indebtedness under the credit agreement could adversely affect our operations and liquidity, by, among other things: making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; causing us to use a larger portion of our cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, product development and capital expenditures and other business activities; making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures and other general corporate purposes.

        In addition, the terms of our indebtedness contain various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain JP Morgan's consent before we can: (i) incur additional indebtedness, (ii) consummate acquisitions, mergers or consolidations, (iii) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. Our credit agreement also imposes financial covenants, including: (i) a minimum "fixed charge coverage ratio" of at least 1.2 to 1.0 and (ii) a limitation of Cherokee's "senior funded debt ratio" not to exceed 2.0 to 1.0. Further, as collateral for the credit agreement, we granted a security interest in favor of JP Morgan in all of our assets (including trademarks), and our indebtedness is guaranteed by Cherokee's wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC. In the event of a default under the credit agreement, JPMorgan Chase has the right to terminate its obligations under the credit agreement, accelerate the payment on any unpaid balance of the credit agreement and exercise its other rights including foreclosing on our assets under the security agreements. Our failure to comply with the terms of our indebtedness could result in a material adverse effect to our business, including our financial condition and our liquidity.

  Our future capital needs may be uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

        Our capital requirements in future periods may be uncertain and could depend upon many factors, including: acceptance of, and demand for, our brands; the costs of developing new brands; the extent to which we invest in new brands; the number and timing of acquisitions and other strategic transactions; the costs associated with our expansion, if any; and the costs of litigation and enforcement activities to defend our trademarks. In the future, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all, particularly given the continuing credit crisis and downturn in the overall global economy. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations, and financial condition.

  Our strategic and marketing initiatives may not be successful.

        In recent periods, we have invested significant funds and management time in furtherance of our global strategic and marketing initiatives, which are designed to strengthen our brands, assist our licensees in generating increased sales of applicable Cherokee-branded products and build value for our stockholders over the long term. We expect to continue and, in some cases, expand such initiatives in future periods. While we are hopeful that our efforts in executing on such initiatives will expand our business and build stockholder value over the long term, there can be no assurances that we will be successful in doing so or that such initiatives will result in the intended benefits. Any failure by us to execute on our strategic initiatives, or the failure of such initiatives to cause our revenues to grow, could have a materially adverse impact on our operating results and financial performance.

  We may not pay dividends regularly or at all in the future.

        Although we have paid dividends during each quarter since December 2003, and including during Fiscal 2013, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. In addition, pursuant to our Credit Agreement with JPMorgan Chase, we are prohibited from paying dividends in the event that we would be in violation of our covenant regarding our "fixed charge coverage ratio" after giving effect to any proposed dividend or are otherwise then in default of such agreement. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors. In Fiscal 2013, we paid a total of $5.9 million in dividends, which was less than our net income of $6.8 million for Fiscal 2013. Should our cash from operations be lower in future periods, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

  The trading price of our stock may be volatile and shares of our common stock are relatively illiquid.

        The trading price of our common stock is likely to be subject to fluctuations as a result of various factors impacting our business, including (i) our financial results, (ii) announcements by us, our retail partners or by our competitors, as applicable, regarding or affecting the retail environment either domestically or internationally, our existing license agreements, our existing brand representations, new license agreements, new brand representations or strategic alliances or other agreements, (iii) recruitment or departure of key personnel, (iv) changes in the estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock, and (v) market conditions in the retail industry and the economy as a whole. Further, as a result of our relatively small public float, our common stock may be less liquid than the common stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

  Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of "blank check" preferred stock.

        Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of "blank check" preferred stock, without action by our stockholders. Subject to the approval of JPMorgan Chase pursuant to our credit agreement, such shares of preferred stock may be issued on terms determined by our Board of Directors, and may have rights, privileges and preferences superior to those of our common stock. Without limiting the foregoing, (i) such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock, (ii) such shares of preferred stock could have voting or conversion rights, which could adversely affect the voting power of the holders of our common stock and (iii) the ownership interest of holders of our common stock will be diluted following the issuance of any such shares of preferred stock.

  Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

        We are subject to income taxes in the United States. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the State of California is examining our 2009 and 2010 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business.

  Compliance with changing securities laws, regulations and financial reporting standards will increase our costs and pose challenges for our management team.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder have created uncertainty for public companies and significantly increased the costs and risks associated with operating as a publicly traded company in the United States. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Furthermore, with such uncertainties and following the identification of a material weakness in our internal controls over financial reporting as of February 2, 2013 (as discussed in Item 9A of this Form 10-K) we cannot assure you that our system of internal control will be effective or satisfactory to our independent registered public accounting firm. As a result, our financial reporting may not be timely and/or accurate and we may be issued an adverse or qualified opinion by our independent registered public accounting firm. If reporting delays or errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, which could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information, and could materially and adversely affect the market price of our common stock.

        Further, the SEC has passed, promulgated and proposed new rules on a variety of subjects including the requirement that we must file our financial statements with the SEC using the interactive data format eXtensible Business Reporting Language (XBRL), and the possibility that we would be required to adopt International Financial Reporting Standards (IFRS). In order to comply with XBRL and IFRS requirements, we may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs.

        We believe that these new and proposed laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

Item 2.    PROPERTIES

        We lease a 10,104 square foot office facility in Sherman Oaks, California. Our current lease term ends on November 1, 2016, and we have one five-year option to renew, for which we would have to give written notice no later than nine months prior to the date that the option period would commence. Our monthly rent is currently $21,334.60. In December 2011, we entered into a lease agreement for a 1,968 square foot office facility in Minneapolis, Minnesota. Our current lease term ends on March 15, 2018, and we have one three-year option to renew, for which we would have to give written notice no less than twelve months prior to the expiration of the term. Our rent obligations for this facility commenced on March 15, 2012 at the initial base rental rate of $1,968 per month. Both agreements have provisions allowing for early termination under certain conditions.

Item 3.    LEGAL PROCEEDINGS

        A former employee has retained counsel and threatened to sue Cherokee for, among other things, wrongful termination of their employment. Cherokee believes the claims are without merit and intends to defend itself vigorously against any suit brought by the former employee.

        From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that could harm our business. Other than the matter referred to in the preceding paragraph, we are not currently aware of any such legal proceedings or claims to which we or our wholly owned subsidiaries are a party that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the Nasdaq Global Select Market under the trading symbol "CHKE". The table below sets forth for each of the fiscal quarters during our last two fiscal years the range of the high and low sale prices for our common stock and the cash dividends declared and paid per share, if any.

	High	Low	Dividends Declared	Cash Dividends Paid
Fiscal 2012
Quarter ended April 30, 2011	$19.50	$15.72	$0.20	$0.20
Quarter ended July 30, 2011	19.76	15.80	0.20	0.20
Quarter ended October 29, 2011	16.10	11.39	0.20	0.20
Quarter ended January 28, 2012	13.59	10.15	0.20	0.20
Fiscal 2013
Quarter ended April 28, 2012	$13.57	$10.70	$0.20	$0.20
Quarter ended July 28, 2012	14.68	11.01	0.20	0.20
Quarter ended October 27, 2012	15.29	12.30	0.10	0.20
Quarter ended February 2, 2013	15.22	13.10	0.10	0.10

        On April 19, 2013, the latest sale price for our common stock, reported on the Nasdaq Global Select Market System, was $12.80 per share. As of April 19, 2013, the approximate number of stockholders of record of our common stock was 89. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

        On January 29, 2013, our Board of Directors approved a $0.10 per common share dividend, which was paid on March 15, 2013 to stockholders of record as of March 1, 2013. On April 16, 2013, our Board of Directors approved a $0.10 per common share dividend, which is to be paid on June 15, 2013 to stockholders of record as of June 1, 2013. In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements, compliance with our credit agreement and other factors deemed relevant by Cherokee's Board of Directors.

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

        During the first quarter of Fiscal 2012, we did not repurchase any shares of our common stock. During the second quarter of Fiscal 2012, we purchased and retired approximately 24,000 shares of our common stock at an average price of $16.47. During the third quarter of Fiscal 2012, we purchased and retired approximately 108,000 shares of our common stock at an average price of $13.85. During the fourth quarter of Fiscal 2012, we did not repurchase any shares of our common stock.

Common Stock Performance

        Due to the nature of our business, we do not believe that a comparable peer group of publicly-traded licensing companies exists; hence, we compared the return on investment in our stock to the S&P 100-LTD and NASDAQ COMPOSITE INDEX.

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ COMPOSITE INDEX and the S&P 100 Stock Index for the period commencing February 2, 2008 and ending on February 2, 2013. The data set forth below assumes the value of an investment in our common stock and each Index was $100 on February 2, 2008. The data set forth below also assumes the reinvestment of all dividends. The stock performance shown on the graph below should not be considered indicative of future price performance.

Comparison of Total Return
Since February 2, 2008
AMONG CHEROKEE INC., THE NASDAQ COMPOSITE AND THE S&P 100-LTD

	FY 2008 2/2/2008	FY 2009 1/31/2009	FY 2010 1/30/2010	FY 2011 1/29/2011	FY 2012 1/28/2012	FY 2013 2/2/2013
Cherokee Inc.	100.00	53.41	63.09	77.37	47.23	67.81
NASDAQ Composite Index	100.00	61.75	90.73	114.72	121.50	139.30
S&P 100 Stock Index	100.00	62.26	80.83	96.07	101.67	119.34

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
February 2013

Recent Sales of Unregistered Securities

        During Fiscal 2013, we did not sell or offer to sell any securities that were not registered under the Securities Act of 1933.

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

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010	Year Ended January 31, 2009
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net revenues	$26,558	$25,604	$30,777	$32,570	$36,222
Selling, general and administrative expenses	13,973	13,575	16,397	10,771	11,918
Amortization of trademarks	1,491	1,371	1,474	1,441	1,408

Operating income	11,094	10,658	12,906	20,358	22,896
Interest expense	(240)	(252)	—	—	—
Interest income	18	25	13	24	168

Income before income taxes	10,872	10,431	12,919	20,382	23,064
Income tax expense	4,039	2,921	5,200	7,811	8,718

Net income	$6,833	$7,510	$7,719	$12,571	$14,346

Basic earnings per share	$0.81	$0.89	$0.87	$1.43	$1.62
Diluted earnings per share	$0.81	$0.89	$0.87	$1.43	$1.61
Cash dividends declared per share	$0.60	$0.80	$1.52	$2.00	$2.50

	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Balance Sheet Data:
Working capital	$2,109	$9,661	$2,793	$10,358	$12,609
Total assets	33,652	20,961	27,183	27,165	31,737
Stockholders' equity	13,526	10,751	11,033	19,053	22,740

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words "anticipates", "believes", "estimates", "objectives", "goals", "aims", "hopes", "may", "likely", "should" and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-K include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on Target for a substantial portion of our revenues, risks associated with our international licensees, our dependence on our key management personnel, the success of our strategic and marketing initiatives, the benefits to us of our recently acquired assets related to the "Liz Lange" and "Completely Me by Liz Lange" brands, the possibility that we may engage in strategic transactions that could impact our liquidity, increase our expenses or present significant distractions to our management, any adverse determination of intellectual property or other claims, liabilities or litigation, our indebtedness and other requirements under our credit agreement with JPMorgan Chase Bank, our future capital needs and our ability to raise funds in future periods if necessary, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods, the volatility in the trading price and the relative illiquidity of our common stock, unanticipated changes in our tax provisions, our ability to remediate certain material weaknesses in our internal control over financial reporting and our compliance with changing laws and financial standards. Several of these risks and uncertainties are discussed in more detail under "Item 1A. Business—Risk Factors" as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

Overview

        The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

        Since May 1995, we have principally been in the business of marketing and licensing the Cherokee brand and related trademarks and other brands we own or represent. Our operating strategy emphasizes domestic and international Direct to Retail and wholesale licensing, whereby we grant retailers and wholesalers the license to use our trademarks for certain categories of merchandise.

Discussion of Licensing Business

        Our Cherokee brand is an iconic American family lifestyle brand, offering classic, casual comfort at affordable prices. We own several trademarks, including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. In addition to licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying opportunities as a licensee or licensor for their brands or stores. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We derive revenues from licensing our trademarks to retailers all over the world. We license to retailers such as Target, Tesco, RT Mart, Comercial Mexicana, TJ Maxx, and Nishimatsuya. In September 2012, we acquired the Liz Lange and Completely Me by Liz Lange brands, which are among the most recognized and respected maternity brands sold throughout North America. We acquired additional rights to the Cherokee brand in the category of school uniforms in January 2013, which will expand our overall product offering.

        In certain select cases, including Target, we have license agreements that provide for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. The royalty rate reductions do not apply retroactively to the applicable licensee's retail sales since the beginning of the year. As a result, for such license agreements, our royalty revenues as a percentage of our licensees' retail sales are highest at the beginning of each fiscal year and decrease as certain retail sales thresholds are met. The amount of royalty revenue earned by us from Target in any quarter is dependent not only on Target's retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target's cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused our first quarter to be our highest revenue and profitability quarter and our fourth quarter to be the lowest quarter. However, such historical patterns may vary in the future, depending upon the execution of new license agreements and retail sales volumes achieved in each quarter from Target and also on the revenues we receive from Target or other licensees that are not subject to reduced royalty rates based upon cumulative sales, including with respect to our recently acquired Liz Lange and the Completely Me by Liz Lange brands as well as our recent re-acquisition of rights to the Cherokee brand in the school uniforms category.

        Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent. However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate. As a result, and except as noted elsewhere in Cherokee's comparisons of its three most recently completed fiscal years, Cherokee does not have sufficient information required to determine the effects on our operations of changes in price, volume or product mix by our licensees. Fluctuations in retail sales of Cherokee branded products or other product brands that we own or represent may be the result of a variety of factors, including, without limitation: (i) changes in the number of product categories for which a licensee chooses to use our brands from period-to-period, which generally results in changes in the amount of inventory (utilizing our brands) available for sale from period-to-period; (ii) the number of geographical markets/territories or number of stores in which our licensees are currently selling Cherokee or our other branded products from period-to-period; or (iii) our licensees experiencing changes in retail sales levels as a result of a variety of factors, including fashion-related and general retail sales trends. (See Item 1A. Business—"Risk Factors").

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

Acquisition of Liz Lange and Completely Me by Liz Lange

        On September 4, 2012, we entered into an asset purchase agreement with LLM Management Co., LLC, pursuant to which we acquired various assets related to the "Liz Lange" and "Completely Me by Liz Lange" brands. As consideration for the acquisition, we agreed to pay a cash purchase price equal to $13.1 million, with $12.6 million paid by us concurrently with the closing and $0.5 million of which was placed in an escrow fund that was released on March 31, 2013. In addition, we paid an earn-out payment of $0.4 million and agreed to pay an additional earn-out payment of $0.5 million (for a total of up to $0.9 million in contingent consideration), which consideration is payable upon satisfaction of certain revenues attributable to the assets during the Fiscal 2014. In addition, as part of the acquisition, we agreed to assume the seller's obligations under various agreements, which included a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the assets.

Acquisition of Cherokee School Uniforms; Amendment to Target Agreement

        On January 31, 2013, we entered into an asset purchase agreement pursuant to which we acquired various rights relating to the Cherokee brand in the category of school uniforms in exchange for a cash payment of $4.25 million. Cherokee previously sold such rights the seller in July 1995. In connection with this acquisition, we entered into a multi-year amendment to our license agreement with Target to include the category of school uniforms. Pursuant to such amendment, Target agreed to pay Cherokee an annual royalty rate for its sales of Cherokee-branded children's school uniforms products in the United States fixed at 2% of Target's net sales of such products and subject to a minimum annual royalty of $0.8 million.

Credit Agreement with JPMorgan Chase

        On September 4, 2012, and in connection with our acquisition of the "Liz Lange" and "Completely Me by Liz Lange" brands, we entered into a credit agreement with JPMorgan Chase, which was amended on January 31, 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms category. Pursuant to the credit agreement, as amended, JPMorgan Chase agreed to lend to Cherokee up to $18.6 million in principal, consisting of (i) a term loan in the principal amount of $16.6 million and (ii) a revolving line of credit in the principal amount of $2.0 million. Additional information regarding the credit agreement is included our discussion of our liquidity below.

Separation of our Former Executive Chairman

        On January 28, 2011, Cherokee and its former Executive Chairman Robert Margolis, entered into a Separation Agreement and General Release of all Claims (the "Separation Agreement"), dated January 28, 2011. Pursuant to the Separation Agreement: (i) Cherokee repurchased 400,000 shares of common stock from Mr. Margolis' affiliates for $7.3 million in total; (ii) Cherokee paid Mr. Margolis a lump sum severance payment of an aggregate of $2.3 million and Mr. Margolis was paid his final annual performance bonus of approximately $1.8 million for Fiscal 2011; and (iii) the vesting on Mr. Margolis' outstanding option to purchase up to 100,000 shares of Cherokee's Common Stock was accelerated. As of January 29, 2011, our accrued liabilities included a bonus payable of approximately $1.8 million for Mr. Margolis. Mr. Margolis' Fiscal 2011 bonus was paid in early April 2011, and we do not have any further payment obligations to him.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

    We are responsible for the licensing and enforcement of intellectual property and pursue third parties that are utilizing our assets without a license or who have under-reported the amount of royalties owed under a license agreement with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees, will be recognized as appropriate.

  •
  Deferred Taxes.  Deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies. We consider this to be a critical accounting policy, because when we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, which could have a material impact on our results of operations.

    We account for uncertainty in income taxes recognized in our financial statements in accordance with authoritative guidance, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.

    Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

  •
  Impairment of Long-Lived Assets.  We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with authoritative guidance, which generally requires management to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. We consider this to be critical accounting policy because if those estimates or related assumptions change in the future, we may be required to record impairment charges for such assets, which could have a material impact on our results of operations. To date there has been no impairment of intangible assets and long lived assets for continuing operations.

  •
  Contingencies and Litigation.  We evaluate contingent liabilities including threatened or pending litigation in accordance with authoritative guidance and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. Management makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

  •
  Stock Based Compensation.  We account for equity awards in accordance with authoritative guidance, using the modified prospective method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values.

    The fair value of stock options are estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations. We consider this to be a critical accounting policy because if any of the estimates above require significant changes, these changes could result in fluctuating expenses that could have a material impact on our results of operations.

    Stock-based compensation expense for Fiscal 2013, 2012 and 2011, respectively, was $1.0 million, $0.6 million and $1.8 million.

Results of Operations

        The following table sets forth for the periods indicated certain of our consolidated financial data.

(amounts in thousands)	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Royalty revenues	$26,558	$25,604	$30,777
Selling, general, administrative and amortization expenses	15,464	14,946	17,871

Operating income	11,094	10,658	12,906
Interest income (expense) and other income, net	(222)	(227)	13
Income tax provision	4,039	2,921	5,200

Net income	$6,833	$7,510	$7,719

        The following table sets forth additional detail information regarding the components for selling, general and administrative expenses for Fiscal 2013, Fiscal 2012 and Fiscal 2011.

(amounts in thousands)	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Marketing and corporate expenses	$12,803	$12,886	$9,738
Salary to former executive chairman	—	—	804
Bonus to former executive chairman	—	—	1,764
Severance to former executive chairman	—	—	2,260
Non cash stock compensation	967	573	1,831
Depreciation and amortization	1,694	1,487	1,474

Total selling, general, administrative and amortization expenses	$15,464	$14,946	$17,871

Fiscal 2013 Compared to Fiscal 2012

  Revenues

        In Fiscal 2013, our revenues totaled $26.6 million, as compared to $25.6 million in Fiscal 2012. Revenues for Fiscal 2013 and Fiscal 2012 were primarily generated from licensing our trademarks to retailers and to a lesser extent wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The increase in revenues of $1.0 million is primarily from increases of retail sales at Target including Liz Lange and other international licensees of $4.0 million partially offset by $3.0 million of decreases in retail sales at Tesco and of the Norma Kamali brand.

        Total worldwide retail sales of merchandise bearing the Cherokee brand totaled $411.0 million and $423.7 million in the fourth quarters of Fiscal 2013 and Fiscal 2012, respectively. For Fiscal 2013, total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $1.4 billion versus $1.3 billion in total retail sales reported for Fiscal 2012.

        The following table sets forth our revenues for Fiscal 2013 and Fiscal 2012.

	Fiscal 2013		Fiscal 2012
(dollar amounts in thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Target Cherokee Brand Royalty Revenues	$15,047	57%	$13,819	54%
All Other Sources of Revenues	11,511	43%	11,785	46%

Total Royalty Revenue	$26,558	100%	$25,604	100%

  Target

        Target currently has approximately 1,784 stores in the United States. Retail sales of Cherokee branded products at Target increased in Fiscal 2013 by 17% to $1.1 billion from the $925.4 million reported in Fiscal 2012. The increase in retail sales is attributable to increased demand for, and sales of, Cherokee-branded products in the U.S as well as an increase in product categories. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year with respect to Cherokee branded products in various product categories in the U.S. We recently amended our agreement with Target to provide for a fixed royalty percentage of Target's retail sales in Canada and a separate multi-year amendment related to Cherokee branded products in the category of school uniforms.

In addition, in September 2012 we assumed a separate multi year license agreement with Target in connection with our acquisition of the Liz Lange and Completely Me by Liz Lange brands, pursuant to which Target pays a fixed percentage of net sales of its products bearing such brands in the U.S. In Fiscal 2013, Target reached the guaranteed minimum yearly royalty amount of $9.0 million in the three month period ended October 27, 2012 (the "Third Quarter").

        Commencing with Fiscal 2014, the minimum yearly royalty amount applicable to the Target agreement is $11.3 million, which includes the U.S., Canada, and school uniforms. Based upon our new strategic initiatives and after consideration of our recent expansion of our relationship with Target to include the category of school uniforms and the territory of Canada for the Cherokee brand and following our assumption of a separate agreement with Target covering our Liz Lange and Completely Me by Liz Lange brands, we believe that our future revenues from Target may increase as compared to those reported in Fiscal 2013. Because we do not have direct oversight over Target, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. We are currently providing suggested guidance to Target in the marketing and sales of Cherokee branded products and expect this will continue in future periods.

        Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products in various categories in the U.S, we expect that our first quarter will continue to be our highest revenue and profitability quarter; and fourth quarter to be our lowest quarter.

        Royalty revenues from our Cherokee brand at Target were $15.0 million in Fiscal 2013 and $13.8 million in Fiscal 2012, which accounted for 57%, and 54%, respectively, of our consolidated revenues during such periods. The revenues generated from all other licensing agreements during Fiscal 2013 were $11.5 million and during Fiscal 2012 were $11.8 million, which accounted for 43% and 46%, respectively, of our revenues during such periods. We attribute this decline in revenues generated from licensing agreements other than our agreement with Target primarily to the declines in sales reported by Tesco, which began in fiscal 2010 and continued through Fiscal 2013.

        Target's retail sales of Cherokee branded products during the Fourth Quarter totaled $344.5 million compared to $342.8 million for the fourth quarter of Fiscal 2012, increasing approximately 1%. Royalty revenues from our Cherokee brand at Target were $2.8 million for the Fourth Quarter and $3.6 million for the fourth quarter of Fiscal 2012, decreasing approximately 21%. The decrease from Fiscal 2012 was primarily due to Target reaching the volume threshold for reduced royalty rates in the Third Quarter of Fiscal 2013 versus in the fourth quarter of Fiscal 2012. Overall, Target's retail sales of Cherokee branded products during Fiscal 2013 were higher than Fiscal 2012 and as a result, our royalty revenues from Target for Fiscal 2013 were higher than the royalty revenues reported in Fiscal 2012.

  International Revenues

        The following table sets forth our international licensing revenues.

	Fiscal 2013		Fiscal 2012
(amounts in thousands, except percentages) International Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Non-Tesco Royalty Revenues	$8,776	33%	$6,868	27%
Total Tesco Cherokee Brand Royalty Revenue	$723	3%	$2,778	11%

Total International Royalty Revenues	$9,499	36%	$9,646	38%

  Tesco

        Tesco's retail sales of merchandise bearing the Cherokee brand, which for Fiscal 2013 included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $0.4 million in the Fourth Quarter, as compared to $10.6 million for the fourth quarter of Fiscal 2012. For Fiscal 2013, Tesco's retail sales of Cherokee branded merchandise totaled $15.5 million, as compared to $152.7 million in Fiscal 2012. We believe the decrease in Tesco's retail sales of Cherokee branded products is primarily due to a reduction of Cherokee branded product categories in the UK and Central European countries, Tesco's commitment to bolster its private label brand within the children's product categories and the reduction of Cherokee branded products in the men's and women's categories, as well as challenging international economic conditions.

        Royalty revenues from our Cherokee brand at Tesco were $0.2 million for the Fourth Quarter and $0.2 million for the fourth quarter of Fiscal 2012. Royalty revenues from our Cherokee brand at Tesco were $0.7 million for Fiscal 2013 and $2.8 million for Fiscal 2012.

  Zellers

        Zellers' retail sales in Canada of merchandise bearing the Cherokee brand were approximately $16.0 million during the Fourth Quarter compared to $29.9 million for the fourth quarter of Fiscal 2012. For Fiscal 2013, Zellers' retail sales of Cherokee branded merchandise totaled $101.6 million, as compared to $104.8 million in Fiscal 2012. The decrease in Zellers' retail sales of the Cherokee branded products is attributed to store closings. Revenues from Zellers totaled $2.1 million in each of Fiscal 2013 and Fiscal 2012. Beginning in February 2013, the selling of Cherokee branded products in Canada has transitioned from Zellers to Target.

  Other International

        Other international royalty revenues in Fiscal 2013 increased to $6.7 million from $4.7 million in Fiscal 2012, representing a 41% gain. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, Spain and other territories.

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

  Selling, General and Administrative

        Selling, general and administrative expenses including amortization of trademarks for Fiscal 2013 were $15.5 million, or 58% of revenues, compared to $14.9 million, or 58% of revenues for Fiscal 2012, representing an increase of $0.6 million, but a consistent margin. Included in Fiscal 2013 are $0.4 million of expenses related to professional services for evaluating acquisitions, $0.6 million in Product Development costs, relating to the re-launch of the Cherokee brand at Tesco and future licensees, and a $0.4 million increase in stock based compensation. These increases were partially offset by a decrease in marketing related costs of $1.2 million.

  Interest and Other Income

        Our interest income for Fiscal 2013 was $0.02 million, as compared to $0.03 million for Fiscal 2012. Our interest expense for Fiscal 2013 was $0.2 million compared to $0.3 million for Fiscal 2012.

  Tax Provision

        For Fiscal 2013, we recorded a tax provision of $4.0 million, compared to $2.9 million for Fiscal 2012. Our effective tax rate was 37% for Fiscal 2013 and 28% for Fiscal 2012; the majority of the difference in our effective tax rates is due to our tax refund from the California Franchise Tax Board in Fiscal 2012.

  Net Income

        Our net income for Fiscal 2013 was $6.8 million, or $0.81 per diluted share, as compared to a net income of $7.5 million, or $0.89 per diluted share, for Fiscal 2012. We attribute these reductions in net income and earnings per share primarily to our tax refund from the California Franchise Tax Board in Fiscal 2012.

Fiscal 2012 Compared to Fiscal 2011

  Revenues

        In Fiscal 2012, our revenues totaled $25.6 million, as compared to $30.8 million in Fiscal 2011. Revenues for Fiscal 2012 and Fiscal 2011 were generated from licensing our trademarks to retailers and wholesalers and from our share of licensing revenues from brand representation licensing agreements with other brand owners. The decline in revenues was primarily due to decreases in the royalties we received from Tesco.

        Total worldwide retail sales of merchandise bearing the Cherokee brand totaled $423.7 million and $416.7 million for the fourth quarter of Fiscal 2012 and Fiscal 2011, respectively. Total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $1.3 billion and $1.4 billion for Fiscal 2012 and Fiscal 2011, respectively.

  Target

        The following table sets forth our revenues for Fiscal 2012 and Fiscal 2011.

	Fiscal 2012		Fiscal 2011
(dollar amounts in thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Target Cherokee Brand Royalty Revenues	$13,819	54%	$12,960	42%
All Other Sources of Revenues	11,785	46%	17,817	58%

Total Royalty Revenue	$25,604	100%	$30,777	100%

        Royalty revenues from our Cherokee brand at Target were $13.8 million in Fiscal 2012, and $13.0 million Fiscal 2011, which accounted for 54%, and 42%, respectively, of our consolidated revenues during such periods. The revenues generated from all other licensing agreements during Fiscal 2012 were $11.8 million, and during Fiscal 2011 were $17.8 million, which accounted for 46% and 58%, respectively, of our revenues during such periods.

        Target's retail sales of Cherokee branded products during the fourth quarter of Fiscal 2012 were $342.8 million, as compared to $271.5 million for the fourth quarter of Fiscal 2011, increasing approximately 26%. Royalty revenues from our Cherokee brand at Target were $3.6 million for the fourth quarter of Fiscal 2012 and $3.3 million for the fourth quarter of Fiscal 2011, increasing approximately 10%.

  International Revenues

        The following table sets forth our international licensing revenues.

	Fiscal 2012		Fiscal 2011
(dollar amounts in thousands) International Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Non-Tesco Royalty Revenues	6,868	27%	6,039	20%
Total Tesco Cherokee Brand Royalty Revenue	2,778	11%	8,342	27%

Total International Royalties Revenues	9,646	38%	14,381	47%

  Tesco

        Tesco's retail sales of merchandise bearing the Cherokee brand, which for Fiscal 2012 included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $10.6 million for the fourth quarter of Fiscal 2012 and $75.7 million for the fourth quarter of Fiscal 2011. For Fiscal 2012, Tesco's retail sales of Cherokee branded merchandise totaled $152.7 million in Fiscal 2012 and $404.0 million in Fiscal 2011. We believe the decrease in Tesco's retail sales of Cherokee branded products is primarily due to a reduction of Cherokee branded product categories in the UK and Central European countries, Tesco's commitment to bolster its private label brand within the children's product categories and the reduction of Cherokee branded products in the men's and women's categories, as well as challenging international economic conditions.

        Royalty revenues from our Cherokee brand at Tesco were $0.2 million for the fourth quarter of Fiscal 2012 and $1.4 million for the fourth quarter of Fiscal 2011. Royalty revenues from our Cherokee brand at Tesco were $2.8 million for Fiscal 2012 and $8.3 million for Fiscal 2011.

  Zellers

        Zellers' retail sales in Canada of merchandise bearing the Cherokee brand were approximately $29.9 million for the fourth quarter of Fiscal 2012 and $29.6 million for the fourth quarter of Fiscal 2011. For Fiscal 2012, Zellers' retail sales of Cherokee branded merchandise totaled $104.8 million in Fiscal 2012 and $98.7 million in Fiscal 2011. Revenues from Zellers totaled $2.1 million in Fiscal 2012, as compared to $2.0 million in Fiscal 2011.

  Other International

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

  Selling, General and Administrative

        Selling, general and administrative expenses including amortization of trademarks for Fiscal 2012 were $14.9 million, or 58% of revenues, compared to $17.9 million, or 58% of revenues, for Fiscal 2011, representing a decrease of $2.9 million, but a consistent margin.

The significant reduction to selling, general and administrative expenses in Fiscal 2012 in comparison to Fiscal 2011 was due to certain expenses incurred in Fiscal 2011, which approximated $5.9 million and were for payments made to our former Executive Chairman, Robert Margolis, comprised of a salary of $0.8 million, bonus of $1.8 million and severance payout of $2.3 million as well as expenses related to accelerating vesting of remaining stock options held by our former Executive Chairman and to our issuance of fully vested stock options to our current non-Executive Chairman, Jess Ravich, totaling approximately $1.1 million. Cherokee does not have any further payment obligations to Mr. Margolis. The $5.9 million dollar reduction was partially offset by additional expenses relating to marketing and product development in the approximate amount of $3.3 million.

  Interest and Other Income

        Our interest income for Fiscal 2012 was $0.03 million, as compared to $0.01 million for Fiscal 2011. The increase in interest income in Fiscal 2012 is due to the interest received as a result of past revenue due to us as uncovered during our royalty audits of certain licensees. We had interest expense of $0.3 million in Fiscal 2012 relating to our former term loan agreement with US Bank, and we had no interest expense in Fiscal 2011.

  Tax Provision

        For Fiscal 2012, we recorded a tax provision of $2.9 million, compared to $5.2 million for Fiscal 2011. Our effective tax rate was 28% for Fiscal 2012 and 40% for Fiscal 2011. We attribute the difference in our effective tax rates primarily due to our tax refund from the California Franchise Tax Board in Fiscal 2012.

  Net Income

        Our net income for Fiscal 2012 was $7.5 million, or $0.89 per diluted share, as compared to a net income of $7.7 million, or $0.87 per diluted share, for Fiscal 2011. We attribute this reduction in net income primarily to the reasons noted above relating to the decrease in royalty revenues from Tesco. Partially offsetting this decrease in royalty revenues is an increase in net income relating to the tax refund from the California Franchise Tax Board in Fiscal 2012.

Liquidity and Capital Resources

        Cash Flows.    On February 2, 2013, we had cash and cash equivalents of $2.4 million. On January 28, 2012, we had cash and cash equivalents of $7.4 million. The $5.0 million decrease in cash and cash equivalents was primarily due to our prepayment in June 2012 of all outstanding principal and interest then outstanding under our former loan agreement with U.S. Bank (the "Prior Loan"). On January 29, 2011, we had cash and cash equivalents of $9.6 million.

        During Fiscal 2013, cash provided by operations was $9.7 million, compared to $7.4 million in Fiscal 2012. We attribute this increase of $2.3 million in significant part to our payment of $4.1 million in Fiscal 2012 of compensation expense that was accrued in Fiscal 2011 in connection with the separation of our former executive chairman. The other primary differences in cash provided by operations between Fiscal 2013 and Fiscal 2012 include: (i) an increase in accounts payable of $0.4 million in Fiscal 2013 as compared to a decrease in accounts payable of $0.1 million in Fiscal 2012, which we attribute primarily to increased legal fees; (ii) an increase in accounts receivable of $0.2 million in Fiscal 2013 as compared to an increase of $1.3 million in Fiscal 2012, which we attribute primarily to reduced royalty revenue due from Tesco; and (iii) stock based compensation expense of $1.0 million in Fiscal 2013 as compared to $0.6 million in Fiscal 2012, which we attribute primarily to our issuance of more stock options in Fiscal 2013 than in Fiscal 2012. Also, our deferred tax assets increased by $0.1 million in Fiscal 2013 as compared to a decrease of $0.9 million in Fiscal 2012, which we attribute primarily to state income taxes.

        During Fiscal 2012, cash provided by operations was $7.4 million, compared to $12.5 million in Fiscal 2011. We attribute this decrease of $5.1 million in significant part to our payment of $4.1 million in Fiscal 2012 of compensation expense that was accrued in Fiscal 2011 in connection with the separation of our former executive chairman and as compared to an increase in accrued compensation of $1.8 million in Fiscal 2011. The other primary differences in cash provided by operations between Fiscal 2012 and Fiscal 2011 include: (i) a decrease in accounts receivable of $1.3 million in Fiscal 2012, as compared to an increase of $0.3 million in Fiscal 2011, which we attribute primarily to reduced royalty revenue due from Tesco in the fourth quarter of Fiscal 2012; and (ii) stock based compensation expense of $0.6 million in Fiscal 2012, as compared to $1.8 million in Fiscal 2011, which we attribute primarily to a one time acceleration of options vesting held by our former executive chairman and our one time issuance of fully vested options to our current non-executive chairman in Fiscal 2011. Also, our deferred tax assets decreased by $0.9 million in Fiscal 2012, as compared to an increase of $1.2 million in Fiscal 2011, which we attribute primarily to compensation and state income taxes.

        During Fiscal 2013, cash used by investing activities was $18.4 million, as compared to $0.9 million in Fiscal 2012. In Fiscal 2013, cash used by investing activities was comprised of $0.5 million of capital expenditures on office equipment, $0.1 million net loss on retirement of assets, and $18.0 million for the purchase of the "Liz Lange", "Completely Me by Liz Lange", and "School Uniform Apparel Marks" brands and trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands. In Fiscal 2012, we did not make any trademark purchases, and the net cash used in investing activities was comprised of $0.7 million for our purchase of property and equipment and $0.2 million for trademark registration fees and renewal costs.

        During Fiscal 2012, cash used by investing activities was $0.9 million, as compared to $0.4 million in Fiscal 2011. In Fiscal 2012, we did not make any trademark purchases, and the net cash used in investing activities was comprised of $0.7 million for our purchase of property and equipment and $0.2 million for trademark registration fees and renewal costs. In Fiscal 2011, we did not make any trademark purchases, and the net cash used in investing activities was comprised of $0.1 million for purchase of property and equipment and $0.3 million for trademark registration fees and renewal costs.

        During Fiscal 2013, cash received from financing activities was $3.8 million, as compared to cash used in financing activities of $8.6 million in Fiscal 2012. We had net borrowings of $9.6 million in Fiscal 2013, as compared to $0.3 million in Fiscal 2012. During Fiscal 2013, our Board of Directors declared and paid a total of $5.9 million in dividends, as compared to $6.7 million in dividends paid in Fiscal 2012. In Fiscal 2012, we consummated repurchases of our common stock pursuant to our repurchase program for an aggregate purchase price of approximately $1.9 million. We received $0.2 million in cash for the purchase of shares of common stock by our Chief Executive Officer in Fiscal 2012.

        During Fiscal 2012, cash used in financing activities was $8.6 million, as compared to $12.0 million in Fiscal 2011. During Fiscal 2012, we declared and paid a total of $6.7 million in dividends, as compared to $13.5 million in dividends paid in Fiscal 2011. In Fiscal 2012, we consummated repurchases of our common stock pursuant to our repurchase program for an aggregate purchase price of approximately $1.9 million. In Fiscal 2011, we entered into an irrevocable commitment to repurchase 400,000 shares of common stock for $7.3 million in connection with the separation of our former executive chairman. We did not consummate any other repurchases of our common stock in Fiscal 2011. We received $0.2 million and $1.5 million in cash for the purchase of shares of common stock by our Chief Executive Officer in Fiscal 2012 and Fiscal 2011, respectively.

Credit Agreement with JPMorgan Chase

        On September 4, 2012, and in connection with our acquisition of the "Liz Lange" and "Completely Me by Liz Lange" brands, Cherokee and JPMorgan Chase (or "JP Morgan") entered into a credit agreement, which was amended on January 31, 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms category. Pursuant to the credit agreement, as amended, JPMorgan agreed to lend to Cherokee up to $18.6 million in principal (the "Loan"). The Loan is comprised of (a) a term loan in the principal amount of $16.6 million (the "Term Loan"), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or (ii) JPMorgan's annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%; and (b) a revolving line of credit in the principal amount of $2 million (the "Revolver"), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate-reset monthly, bi-monthly or quarterly, plus 2.25% or (ii) JPMorgan's annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%. The principal outstanding under the Term Loan is to be repaid on a quarterly basis, commencing on November 20, 2012 and continuing through August 31, 2017, in equal principal installments of (i) $0.65 million for the period ending on February 28, 2013 and (ii) $0.89 million thereafter, together with interest payments made monthly as set forth in the Term Loan. The Revolver matures in September 2015 and is to be repaid in monthly interest payments on any principal then outstanding, with the balance of any then-outstanding principal and interest to be repaid at maturity. Cherokee paid an upfront fee equal to $0.07 million in connection with the issuance of the Term Loan and is obligated to pay a monthly non-usage fee of 0.25% per annum, in arrears, computed on the average daily unused portion of the Revolver, subject to Cherokee's right to terminate the Revolver prior to maturity. In addition, Cherokee is obligated to pay an unspecified amount to be determined by JPMorgan to compensate it for its loss in the event that Cherokee elects to repay all or a portion of the Loan prior to its maturity.

        The Loan is evidenced by a term note in the principal amount of $16.6 million and a line of credit note in the principal amount of up to $2.0 million, is secured by continuing security agreements and trademark security agreements executed by Cherokee and Cherokee Brands, LLC and is supported by continuing guaranties executed by Cherokee's wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC. The credit agreement contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type.

Former Loan Agreement with U.S. Bank

        On February 16, 2011, Cherokee and U.S. Bank National Association entered into a term loan agreement, which was amended on December 7, 2011. The amended loan agreement consisted of (i) a term loan in the principal amount of $5.0 million and a two year maturity date and (ii) a term loan in the principal amount of $2.0 million and a four year maturity. On June 5, 2012, Cherokee prepaid all outstanding principal and interest on the amended loan agreement.

Lease Agreement for Corporate Headquarters

        Effective October 13, 2011, we entered into an Office Lease with Tri-Center Plaza, LP, pursuant to which we have leased certain premises of approximately 10,104 square feet located at 5990 Sepulveda Boulevard, Sherman Oaks, California to serve as our corporate headquarters. The term of the lease commenced on November 1, 2011 and expires five years after the commencement date. Cherokee has an option to extend the term for an additional five years. In addition, Cherokee has a one-time option to terminate the lease after the third year of the lease.

        The lease provides for base rent as follows:

Month of Lease Term	Monthly Base Rent
1 to 12	$20,713
13 to 24	$21,335
25 to 36	$21,975
37 to 48	$22,634
49 to 60	$23,313

        In addition, Cherokee was required to deliver a $23,313 security deposit and is entitled to a rent abatement equal to the monthly base rent for months 2, 13, 25, 37, and 49; over five years the abatement totals approximately $110,000.

        On December 7, 2011, and in anticipation of our relocation of our corporate headquarters pursuant to our current lease, we entered into an early termination agreement with Lorenz Bondy et al Partners, our former landlord, with respect to the termination of our former lease obligations regarding our former corporate offices located at 6835 Valjean Avenue, Van Nuys, CA 91406. In connection with such termination, we negotiated for, and paid, an early termination payment amount that was less than the amount that we would otherwise be required to pay under our former lease agreement. The current office space is sufficient for the Company's needs for the foreseeable future.

        Uses of Liquidity.    Our cash requirements through the end of Fiscal 2014 are primarily to fund operations, working capital, and at our discretion and subject to the terms of our credit agreement repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures. Our Board may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock are subject to negative covenants contained in our credit agreement and, assuming the satisfaction or waiver by JPMorgan of such covenants, will be made at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board.

        We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

        The following table provides information related to our contractual cash obligations under various financial and commercial agreements as of February 2, 2013:

	Payments Due by Period(a)
(amounts in thousands) Contractual Obligations	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018 and thereafter	Total
Operating Leases(b)	$375	$351	$359	$247	$31	$1,363
Long-term debt(c)	$3,308	$3,544	$3,544	$3,544	$2,660	$16,600
Interest on long-term debt(c)	$463	$359	$253	$146	$40	$1,261

Total Contractual Cash Obligations	$4,146	$4,254	$4,156	$3,937	$2,731	$19,224

(a)
For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captioned "Fiscal 2014" starts February 3, 2013 and ends February 1, 2014.

(b)
Represents future minimum non-cancelable lease payments with respect to the lease of our office facilities in Sherman Oaks, California and Minneapolis, Minnesota and our copier leases for these two locations. The Sherman Oaks lease is set to expire on November 1, 2016. There is one five-year option to extend this lease. The Minneapolis lease is set to expire on March 15, 2018. There is one three-year option to extend this lease.

(c)
Represents future interest and principal payments with respect to our credit agreement with JPMorgan.

        During Fiscal 2013, we announced dividends of $0.60 per share and paid cash dividends of $0.70 per share. Since December 2003, we have paid a cash dividend to our stockholders for each quarter. However, the payment of any future dividends will be at the discretion of our Board and will be dependent upon our financial conditions, results of operations, capital requirements, compliance with our credit agreement and other factors deemed relevant by our Board of Directors. Our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant. On January 29, 2013, our Board of Directors approved a $0.10 per common share dividend, which was paid on March 15, 2013 to stockholders of record as of March 1, 2013. Should our future dividend payments exceed our cash from operations, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments in order to align our dividend payments with the cash flow generated from our operations. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

        Sources of Liquidity.    We expect our primary sources of liquidity to be cash flow generated from operations, cash and cash equivalents currently on hand, and funds made available to us pursuant to our Revolver. We believe our cash flow from operations together with our cash and cash equivalents currently on hand and access to funds pursuant to the Revolver will be sufficient to meet our working capital, capital expenditure, and other commitments through the end of Fiscal 2014. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled "Risk Factors" in Item 1A of this Form 10-K and under the caption title "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Item 7.

        As of February 2, 2013, we were not the guarantor of any other material third-party obligations. As of February 2, 2013, we did not have any irrevocable repurchase obligations.

        If our revenues and cash flows during Fiscal 2014 are lower than Fiscal 2013, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands, and we could fall out of compliance with the terms of our credit agreement. If our revenues and cash flows during Fiscal 2014 are materially lower than Fiscal 2013, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

  Seasonality

        We have agreed to certain contractual royalty rate reductions with Target for its sales of Cherokee branded products in various product categories in the U.S. in each fiscal year, which apply for future sales as certain sales volume thresholds are achieved. Historically, with Target, this has caused our first quarter to be our highest revenue and profitability quarter and our fourth quarter to be our lowest quarter. However, such historical patterns may vary in the future.

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

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board, or FASB, issued new guidance that result in a consistent definition of fair value and common requirements for measurement of, and disclosure about, fair value between U.S. Generally Accepted Accounting Pronouncements, or GAAP, and International Financial Reporting Standards, or IFRS. The new guidance changes some fair value measurement principles and disclosure requirements under U.S. GAAP. Several new disclosures about Level 3 measurements are required, including quantitative information about the significant unobservable inputs disclosed and a description of the valuation processed used. The new guidance was effective for interim or fiscal years beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

        In June 2011, the FASB issued a final standard requiring entities to present net income (loss) and other comprehensive income (loss). The new standard eliminates the option to present items of other comprehensive income (loss) in the statement of changes in equity. The new requirements do not change which components of comprehensive income (loss) are recognized in net income (loss) or other comprehensive income (loss), or when an item of other comprehensive income (loss) must be reclassified to net income (loss). Also, earnings (loss) per share computations do not change. The new requirements were effective for interim and fiscal years beginning after December 15, 2011, with early adoption permitted. Full retrospective application was required. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

        In February 2013, the FASB issued new guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. It requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by respective line items of net income (loss). This disclosure is required only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income (loss), a cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts is required. The new guidance is effective for interim or fiscal years beginning on or after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

Item 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

        Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Interest: From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. In relation to our term loan with JPMorgan Chase, a 100 basis point increase in the interest rate would have an immaterial impact on interest expense for the year ended February 2, 2013.

        Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For Fiscal 2013, revenues from international licensing activities comprised 36% of our consolidated revenues. For Fiscal 2013, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where our licensees operate would have affected our revenues by approximately $0.95 million, which represents 4% of our total revenues reported for Fiscal 2013. Such change is not considered to represent a material effect on our results of operations or cash flow.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cherokee Inc.

We have audited the accompanying consolidated balance sheet of Cherokee Inc. as of February 2, 2013 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended February 2, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherokee Inc. at February 2, 2013, and the consolidated results of its operations and its cash flows for the year ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cherokee Inc.'s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 30, 2013 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
April 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cherokee Inc.

We have audited the accompanying consolidated balance sheets of Cherokee Inc. ("the Company") as of January 28, 2012, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended January 28, 2012. We also have audited the Company's internal control over financial reporting as of January 28, 2012 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cherokee Inc., as of January 28, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cherokee Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

/s/ Moss Adams, LLP

Los Angeles, California
April 30, 2013

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	February 2, 2013	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$2,424	$7,421
Receivables	5,147	5,320
Income taxes receivable	779	1,378
Prepaid expenses and other current assets	426	152
Deferred tax asset	48	63

Total current assets	8,824	14,334
Trademarks, net	22,131	5,596
Deferred tax asset	1,693	1,600
Property and equipment, net	945	733
Other assets	59	—

Total assets	$33,652	$22,263

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued payables	$1,125	$831
Short term debt	3,291	500
Income taxes payable	1,316	1,077
Accrued dividends	840	1,677
Deferred revenue—current	80	320
Accrued compensation payable	63	268

Total current liabilities	6,715	4,673
Long term liabilities:
Long term debt	13,228	6,438
Other non-current	183	401

Total liabilities	20,126	11,512

Commitments and Contingencies (Note 6)
Stockholders' Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,400,168 shares issued and outstanding at February 2, 2013 and 8,387,167 issued and outstanding at January 28, 2012	167	167
Additional paid-in capital	20,249	19,271
Retained deficit	(6,890)	(8,687)

Total stockholders' equity	13,526	10,751

Total liabilities and stockholders' equity	$33,652	$22,263

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Royalty revenues	$26,558	$25,604	$30,777
Selling, general and administrative expenses	13,973	13,575	16,397
Amortization of trademarks	1,491	1,371	1,474

Operating income	11,094	10,658	12,906
Other income (expense):
Interest expense	(240)	(252)	—
Interest income	18	25	13

Total other income (expense), net	(222)	(227)	13

Income before income taxes	10,872	10,431	12,919
Income tax provision	4,039	2,921	5,200

Net income	$6,833	$7,510	$7,719

Net income per common share attributable to common stockholders:
Basic earnings per share	$0.81	$0.89	$0.87

Diluted earnings per share	$0.81	$0.89	$0.87

Weighted average common shares outstanding attributable to common stockholders:
Basic	8,394	8,454	8,836
Diluted	8,411	8,457	8,874
Dividends declared per common share	$0.60	$0.80	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$6,833	$7,510	$7,719
Other comprehensive income	—	—	—

Comprehensive income	$6,833	$7,510	$7,719

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)

	Common Stock
			Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Par Value				Total
Balance at January 30, 2010	8,814	$176	$—	$15,187	$3,690	$19,053
Stock-based compensation including tax effect	—	—	—	1,831	—	1,831
Issuance of common stock under stock compensation plans including tax effect	82	1	—	1,499	—	1,500
Stock repurchase	(400)	—	(7,260)	—	—	(7,260)
Dividends	—	—	—	—	(11,810)	(11,810)
Net income	—	—	—	—	7,719	7,719

Balance at January 29, 2011	8,496	$177	$(7,260)	$18,517	$(401)	$11,033

Stock-based compensation including tax effect	—	—	—	573	—	573
Issuance of common stock under stock compensation plans including tax effect	23	—	—	266	—	266
Stock repurchase	(132)	—	(1,885)	—	—	(1,885)
Stock retirement	—	(10)	9,145	(85)	(9,050)	—
Dividends	—	—	—	—	(6,746)	(6,746)
Net income	—	—	—	—	7,510	7,510

Balance at January 28, 2012	8,387	$167	$—	$19,271	$(8,687)	$10,751

Stock-based compensation including tax effect	—	—	—	906	—	906
Issuance of common stock under stock compensation plans including tax effect	13	—	—	72	—	72
Dividends	—	—	—	—	(5,036)	(5,036)
Net income	—	—	—	—	6,833	6,833

Balance at February 2, 2013	8,400	$167	$—	$20,249	(6,890)	13,526

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Operating activities:
Net income	$6,833	$7,510	$7,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	203	116	75
Amortization of trademarks	1,491	1,371	1,474
Deferred income taxes	(139)	921	(1,215)
Stock-based compensation	967	573	1,831
Other, net	84	37	—
Changes in operating assets and liabilities:
Receivables	173	1,287	295
Prepaids and other current assets	(293)	(44)	7
Income taxes receivable	599	—	(107)
Accounts payable and other accrued payables	383	(82)	(35)
Deferred revenue	(547)	(233)	935
Accrued compensation	(205)	(4,046)	1,778
Other accrued liabilities	239	(50)	(247)

Net cash provided by operating activities	9, 788	7,360	12,510

Investing activities:
Purchases of trademarks, including registration and renewal cost	(18,026)	(258)	(319)
Purchase of property and equipment	(491)	(676)	(63)

Net cash used in investing activities	(18,517)	(934)	(382)

Financing activities:
Proceeds from US Bank Term Loan and promissory note	—	10,000	—
Proceeds from JPMorgan Term Loan	17,250	—	—
Payments of US Bank Term Loan and promissory note	(6,938)	(10,322)	—
Payments of JPMorgan Term Loan	(650)	—	—
Debt discount and deferred financing costs	(129)	—	—
Proceeds from exercise of stock options	72	161	1,500
Proceeds from issuance of common stock	—	200	—
Repurchase of common stock	—	(1,885)	—
Dividends	(5,873)	(6,746)	(13,460)

Net cash provided by (used in) financing activities	3,732	(8,592)	(11,960)

Increase (decrease) in cash and cash equivalents	(4,997)	(2,166)	168
Cash and cash equivalents at beginning of period	7,421	9,587	9,419

Cash and cash equivalents at end of period	$2,424	$7,421	$9,587

Cash paid during period for:
Income taxes	$3,667	$2,127	$5,924
Interest	$240	$244	$—
Non-cash financing activities:
Accrued and declared dividends	$840	$1,677	$1,699

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business

        Cherokee Inc. ("Cherokee, or the "Company") is in the business of marketing and licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Uniform, Sideout and Carole Little brands and related trademarks and other brands it owns or represents. Cherokee is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States.

2.     Summary of Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated during the consolidation process.

  Company Year End

        The Company's fiscal year comprises a 52 or 53 week period ending on the Saturday nearest to January 31. The fiscal years ended February 2, 2013 ("Fiscal 2013"), January 28, 2012 ("Fiscal 2012"), and January 29, 2011 ("Fiscal 2011") represent a 53 week period, a 52 week period and a 52 week period, respectively.

  Receivables

        Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts, based on the Company's ongoing discussions with its licensees, and its evaluation of each licensee's payment history and account aging.

  Allowance for Doubtful Accounts

        The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company's licensees, current economic conditions, bankruptcy, and other factors that may affect the Company's licensees' ability to pay. There was no allowance for doubtful accounts as of February 2, 2013 or January 28, 2012.

  Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board, or FASB, issued new guidance that results in a consistent definition of fair value and common requirements for measurement of, and disclosure about, fair value between U.S. Generally Accepted Accounting Pronouncements, or GAAP, and International Financial Reporting Standards, or IFRS. The new guidance changes some fair value measurement principles and disclosure requirements under U.S. GAAP. Several new disclosures about Level 3 measurements are required, including quantitative information about the significant unobservable inputs disclosed and a description of the valuation processed used. The new guidance was effective for interim or fiscal years beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this guidance did not have a material impact on the financial statements or disclosures.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In June 2011, the FASB issued a final standard requiring entities to present net income (loss) and other comprehensive income (loss). The new standard eliminates the option to present items of other comprehensive income (loss) in the statement of changes in equity. The new requirements do not change which components of comprehensive income (loss) are recognized in net income (loss) or other comprehensive income (loss), or when an item of other comprehensive income (loss) must be reclassified to net income (loss). Also, earnings (loss) per share computations do not change. The new requirements were effective for interim and fiscal years beginning after December 15, 2011, with early adoption permitted. Full retrospective application was required. The adoption of this guidance did not have a material impact on the financial statements or disclosures.

        In February 2013, the FASB issued new guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. It requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by respective line items of net income (loss). This disclosure is required only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income (loss), a cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts is required. The new guidance is effective for interim or fiscal years beginning on or after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

  Reclassifications

        The Company has reclassified certain prior year amounts within the consolidated balance sheets and within operating and investing activities on the Company's consolidated statements of cash flows to conform to the Company's current year presentation.

  Use of Estimates

        On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets, stock-based compensation and income taxes. The Company bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty.

  Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Revenue Recognition

        The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the buyer's price is fixed or determinable and collection is reasonably assured. Revenues from arrangements involving license fees, up-front payments and milestone payments, which are received or billable by the Company in connection with other rights and services that represent continuing obligations of the Company, are deferred and recognized in accordance with the license agreement. Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from the Company's licensees.

The Company's royalty recognition policy provides for recognition of royalties in the quarter earned. The Company's agreement with Target for the Cherokee brand in the U.S. accounts for the majority of the Company's historical revenues and is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved. With respect to Target's sales in the U.S. of Cherokee branded products other than in the uniforms category, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company's royalty revenues as a percentage of Target's retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company's agreement with Target. The amount of royalty revenue earned by the Company from Target in any quarter is dependent not only on Target's retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target's cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company's first quarter to be the Company's highest revenue and profitability quarter and the Company's fourth quarter to be the Company's lowest quarter. However, such historical patterns may vary in the future, depending upon the execution of new license agreements and retail sales volumes achieved in each quarter from Target and also on the revenues the Company receives from Target or other licensees that are not subject to reduced royalty rates based upon cumulative sales, including with respect to the Company's recently acquired Liz Lange and the Completely Me by Liz Lange brands as well as the Company's recent re-acquisition of rights to the Cherokee brand in the school uniforms category.

  Foreign Withholding Taxes

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities. For Fiscal 2013, Fiscal 2012, and Fiscal 2011, withholding taxes were $1.0 million, $0.8 million, and $1.0 million, respectively.

  Deferred Revenue

        Deferred revenues represent minimum licensee revenue royalties paid in advance of the culmination of the earnings process, the majority of which are non-refundable to the licensee. Deferred revenues will be recognized as revenue in future periods in accordance with the license agreement.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Property and Equipment

        Property and equipment consist of the following:

(amounts in thousands)	February 2, 2013	January 28, 2012
Computer Equipment	$285	$864
Software	34	33
Furniture	595	312
Leasehold Improvements	312	515
Less: Accumulated depreciation	(281)	(991)

Property and Equipment, net	$945	$733

        Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and the resulting gains or losses are included in current operations. Depreciation is provided on a straight line basis over the estimated useful life of the related asset.

Computers and related equipment and software are depreciated over three years. Furniture is depreciated over seven years. Leasehold improvements are depreciated over the shorter of five years, or the life of the lease term. Depreciation expense was $0.2 million, $0.1 million, and $0.08 million for Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively.

  Trademarks

        The Company holds various trademarks including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line, All That Jazz®, and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. The Company also holds trademark applications for Cherokee, Liz Lange, Completely Me by Liz Lange, Sideout, Sideout Sport, Carole Little, Chorus Line, Saint Tropez-West, All That Jazz, and others in numerous countries. The Company intends to renew these registrations, as appropriate, prior to expiration. The Company monitors on an ongoing basis unauthorized uses of the Company's trademarks, and relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect the Company's intellectual property rights both domestically and internationally.

        Trademark acquisition, registration, and renewal fees are capitalized. Trademarks are evaluated for the possibility of impairment, and are amortized on a straight-line basis over the estimated useful lives of the assets.

  Fair Value of Financial Instruments

        Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

  Level 1:    Observable inputs such as quoted prices for identical assets or liabilities in active markets

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Level 2:    Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

  Level 3:    Unobservable inputs for which there is little or no market data and which requires the owner of the assets or liabilities to develop its own assumptions about how market participants would price these assets or liabilities

        The carrying amount receivables, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Long-term debt approximates fair value due to the variable rate nature of the debt.

        The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses involve management judgment. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their estimated fair value, in accordance with authoritative guidance.

The estimated undiscounted cash flows used for this nonrecurring fair value measurement is considered a Level 3 input, which consist of unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company's own data.

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company accounts for uncertainty in income taxes in accordance with authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

  Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Cherokee limits credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year-end February 2, 2013 and January 28, 2012, the Company's cash and cash equivalents exceeded FDIC limits.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Concentrations of credit risk with respect to receivables are minimal due to the limited amount of open receivables and due to the nature of the Company's licensing royalty revenue program. Generally, the Company does not require collateral or other security to support licensee receivables. One licensee, Target Corporation ("Target") for the Cherokee brand, accounted for approximately 55% and 67%, respectively, of trade receivables at February 2, 2013 and January 28, 2012 and approximately 57%, 54% and 42%, respectively, of revenues during Fiscal 2013, Fiscal 2012 and Fiscal 2011. Another licensee, Tesco Stores Limited ("Tesco"), accounted for approximately 3% and 4% of trade receivables at February 2, 2013 and January 28, 2012, and approximately 3%, 11% and 27%, respectively, of revenues during Fiscal 2013, Fiscal 2012 and Fiscal 2011. International revenues represent approximately 36%, 38% and 47%, respectively, of total revenues during Fiscal 2013, Fiscal 2012, and Fiscal 2011.

  Significant Contracts

        The current terms of the Company's relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and most recently amended on January 31, 2013 to add the category of school uniforms (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the "Target Canada Agreement"), the terms of the Restated Target Agreement apply to the territory of Canada effective as of February 1, 2013. The current term of the Restated Target Agreement continues through January 31, 2014.

However, the Restated Target Agreement provides that if Target remains current in its payments of the applicable minimum guaranteed royalty, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the Restated Target Agreement during February of the calendar year prior to termination. Effective as of February 1, 2013, the minimum guaranteed royalty for Target increased from $9.0 million to $10.5 million and applies to all sales made by Target in the United States or in Canada as contemplated by the Target Canada Agreement. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise. Royalty revenues from Target for the Cherokee brand totaled $15.0 million in Fiscal 2013, $13.8 million in Fiscal 2012 and $13.0 million in Fiscal 2011. We assumed a separate license agreement with Target for the Liz Lange and the Completely Me by Liz Lange brands in connection with our acquisition of the assets in September 2012.

  Marketing and Advertising

        Generally, the Company's Direct to Retail licensees fund their own advertising programs. Cherokee's marketing, advertising and promotional costs were $1.5 million, $2.7 million and $1.5 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. These costs are expensed as incurred. The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Cherokee brand in their respective territories. These particular marketing expenses paid during Fiscal 2013, Fiscal 2012 and Fiscal 2011 were $0.6 million, $0.4 million and $1.1 million, respectively, and were accounted for as selling, general and administrative expenses.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share. There is no material impact on the calculation under the two-class method.

  Comprehensive Income

        Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company has no comprehensive income components and accordingly, net income equals comprehensive income.

  Treasury Stock

        Repurchased shares of the Company's common stock are held as treasury shares until they are reissued or retired. When the Company reissues treasury stock, and the proceeds from the sale exceed the average price that was paid by the Company to acquire the shares, the Company records such excess as an increase in additional paid-in capital.

Conversely, if the proceeds from the sale are less than the average price the Company paid to acquire the shares, the Company records such difference as a decrease in additional paid-in capital to the extent of increases previously recorded, with the balance recorded as a decrease in retained earnings.

  Deferred Rent and Lease Incentives

        When a lease includes lease incentives (such as a rent abatement) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets. For leasehold allowances, the Company records a deferred lease credit on the consolidated balance sheets and amortizes the deferred lease credit as a reduction of rent expense in the consolidated statements of income over the term of the leases.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Trademarks

  Liz Lange and Completely Me by Liz Lange Brands

        On September 4, 2012, Cherokee and LLM Management Co., LLC entered into an asset purchase agreement, pursuant to which Cherokee acquired various assets related to the "Liz Lange" and "Completely Me by Liz Lange" brands. As consideration for the acquisition, Cherokee agreed to pay a cash purchase price equal to $13.1 million, with $12.6 million paid by Cherokee concurrently with the closing and $0.5 million of which was placed in an escrow fund that was released on March 31, 2013. In addition, Cherokee agreed to pay additional earn-out payments of $0.4 million and $0.5 million (for a total of up to $0.9 million in contingent consideration), which consideration is payable upon the Company's satisfaction of certain revenues attributable to the assets during the remaining months of Fiscal 2013 and Fiscal 2014. In addition, as part of the acquisition, Cherokee agreed to assume the seller's obligations under various agreements, which included a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the assets.

  Cherokee Brand in the Category of School Uniforms

        On January 31, 2013, Cherokee and Strategic Partners, Inc. entered into an asset purchase agreement under which Cherokee acquired various rights relating to the Cherokee brand in the category of school uniforms in exchange for a cash payment of $4.25 million. Cherokee previously sold such assets to the seller in July 1995.

        Trademarks consist of the following:

(amounts in thousands)	February 2, 2013	January 28, 2012
Acquired Trademarks	$21,792	$4,000
Other Trademarks	15,199	14,964
Accumulated amortization	(14,860)	(13,369)

Total	$22,131	$5,596

        Amortization expense of trademarks was $1.5 million, $1.4 million, and $1.5 million for each of Fiscal 2013, Fiscal 2012, and Fiscal 2011, respectively. Expected amortization of trademarks for fiscal years 2014, 2015, 2016, 2017, and for 2018 is $1.6 million, $1.4 million, $1.3 million, $1.2 million, and $0.9 million, respectively. The weighted average amortization period for acquired trademarks and other trademarks were 22.1 years and 2.1 years, respectively, as of February 2, 2013.

        Trademark acquisition, registration, and renewal fees capitalized during Fiscal 2013 totaled $18 million, predominantly due to the acquisition of assets related to the "Liz Lange" and "Completely Me by Liz Lange" brands and acquisition of assets related to the Cherokee brand in the category of school uniforms. These additions included registration and renewal fees of $0.17 million for Cherokee, $0.03 million for Sideout, and $0.02 million for the brands (Carole Little, others) purchased in fiscal 2003. During Fiscal 2012, trademark registration and renewal fees that were capitalized totaled $0.26 million, which were comprised of registration and renewal fees of $0.21 million for Cherokee, $0.03 million for Sideout, and $0.02 million for the brands (Carole Little and others) purchased in fiscal 2003.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Income Taxes

        The income tax provision as shown in the statements of operations includes the following:

(amounts in thousands)	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Current:
Federal	$2,807	$2,857	$4,354
State	397	(1,956)	1,091
Foreign	974	770	970

	4,178	1,671	6,415

Deferred:
Federal	$(140)	$1,128	$(1,059)
State	1	122	(156)

	(139)	1,250	(1,215)

	$4,039	$2,921	$5,200

        A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Tax expense at U.S. statutory rate	34.0%	34.0%	34.2%
State income taxes, net of federal income tax benefit	2.4	1.7	4.7
State income tax refund, net of federal income tax	—	(9.4)	—
Nondeductible expenses	0.4	0.7	1.0
Other	0.3	1.0	0.3

Tax provision	37.1%	28.0%	40.2%

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of deferred income tax assets is as follows:

	February 2, 2013		January 28, 2012
(amounts in thousands)	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Amortization	$—	$237	$—	$272
Deferred revenue	—	54	—	154
Other	15	12	20	—
State income taxes	71	431	81	370
Compensation	—	1,277	—	1,024

Total deferred tax assets	86	2,011	101	1,820

Deferred tax liabilities:
Depreciation	—	(318)	—	(220)
Deferred revenue	(38)	—	(38)	—

Total deferred tax liabilities	(38)	(318)	(38)	(220)

Net deferred tax assets	$48	$1,693	$63	$1,600

        Foreign taxes include withholding required on royalty payments from foreign jurisdictions. Deferred tax assets primarily relate to amortization of intangible assets, state tax benefits and stock-based compensation. The Company believes that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

        The difference in the effective tax rate for Fiscal 2013 in comparison to Fiscal 2012 was primarily the result of settling income tax examinations with the California Franchise Tax Board in regards to the apportionment of net income. The settlement resulted in a tax provision decrease of approximately $1.0 million in Fiscal 2012.

        The amount of unrecognized tax benefits was approximately $1.0 million and $0.9 million, respectively, at February 2, 2013 and January 28, 2012. At February 2, 2013, approximately $0.7 million of unrecognized tax benefits would, if recognized, affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(amounts in thousands)	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
Gross unrecognized tax benefits at beginning of year	$900	$1,100	$800
Additions:
Tax positions taken in prior years	273	250	400
Tax positions taken in the current year	24	—	—
Reductions:
Tax positions taken in prior years	(170)	—	—
Tax positions taken in the current year	—	—	—
Settlement with taxing authorities	—	(450)	(100)
Lapse in statute of limitations	—	—	—

Gross unrecognized tax benefits at year end	$1,027	$900	$1,100

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes on the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, was $0.1 million, $0.04 million and $0.04 million. As of February 2, 2013 and January 28, 2012, respectively, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $0.3 million and $0.2 million.

        Due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be greater or less than the amounts accrued by the Company. Accordingly, the Company's provision on federal and state matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of February 2, 2013, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

        The Company files income tax returns in the U.S. federal and California and certain other state jurisdictions. For federal income tax purposes, the fiscal 2010 and later tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, the fiscal 2009 and later tax years remain open for examination by the tax authorities under a four year statute of limitations.

5.     Earnings Per Share

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for each of the past three fiscal years:

(amounts in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended February 2, 2013:
Basic earnings per share	$6,833	8,394	$0.81
Effect of dilutive securities—stock options	—	17	—

Dilutive earnings per share	$6,833	8,411	$0.81

For the year ended January 28, 2012:
Basic earnings per share	$7,510	8,454	$0.89
Effect of dilutive securities—stock options	—	3	—

Dilutive earnings per share	$7,510	8,457	$0.89

For the year ended January 29, 2011:
Basic earnings per share	$7,719	8,836	$0.87
Effect of dilutive securities—stock options	—	38	—

Dilutive earnings per share	$7,719	8,874	$0.87

        The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 0.8 million, 0.7 million and 0.2 million of anti-dilutive shares for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Commitments and Contingencies

  Operating Leases

        Cherokee leases the current office building under an operating lease expiring on November 1, 2016. The Company also has one five-year option to extend this lease for a total of 5 additional years, to November 1, 2021.

The Company also leases an office in Minnesota under an operating lease expiring on March 15, 2018. There is one three-year option to extend this lease for a total of 3 additional years, to March 15, 2021. The Company also leases copiers and printers for these two offices under operating leases. The future minimum non-cancelable lease payments are as follows:

(amounts in thousands)	Operating Leases
Fiscal 2014	375
Fiscal 2015	351
Fiscal 2016	359
Fiscal 2017	247
Fiscal 2018 and thereafter	31

Total future minimum lease payments	1,363

        Total rent expense was $0.3 million for Fiscal 2013 and $0.2 million for both Fiscal 2012 and Fiscal 2011. Total operating lease expenses, excluding rent, was $0.1 million for Fiscal 2013, $0.09 million for Fiscal 2012 and $0.08 million for Fiscal 2011, respectively.

  Early Termination of Former Office Lease

        On December 7, 2011, and in anticipation of the Company's relocation of its headquarters, the Company entered into an early termination agreement with Lorenz Bondy et al Partners, the former landlord, with respect to the termination of the Company's former lease obligations regarding the former corporate offices located at 6835 Valjean Avenue, Van Nuys, CA 91406. In connection with such termination, the Company negotiated for, and paid, an early termination payment amount that was less than the amount that the Company would otherwise be required to pay under the Company's former lease agreement.

  Promissory Notes

        Under the terms of the Separation Agreement with the Company's former executive chairman, on January 28, 2011 the Company irrevocably agreed to repurchase 400,000 shares of common stock from Mr. Margolis, and his affiliates, at a per share price of $18.15, or $7.3 million in total. The Company consummated the repurchase on February 7, 2011, and issued promissory notes to affiliates of Mr. Margolis as consideration for the repurchase. On February 17, 2011, the Company repaid the promissory notes in full.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Trademark Indemnities

        Cherokee indemnifies certain customers against liability arising from third-party claims of intellectual property rights infringement related to the Company's trademarks. These indemnities appear in the licensing agreements with the Company's customers, are not limited in amount or duration and generally survive the expiration of the contracts. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine the maximum amount of losses that it could incur related to such indemnifications.

  Litigation Reserves

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets.

The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position. The Company is also involved in various other claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's financial position or results of operations. No material amounts were accrued as of February 2, 2013 or January 28, 2012 related to any of the Company's legal proceedings.

        A former employee has retained counsel and threatened to sue Cherokee for, among other things, wrongful termination of their employment. Cherokee believes the claims are without merit and intends to defend itself vigorously against any suit brought by the former employee.

  Other

        As part of the acquisition of Liz Lange and Completely Me by Liz Lange, the Company agreed to assume the seller's obligations under various agreements, which included a consulting agreement with Liz Lange.

7.     Related Party Transactions

  Purchases of Common Stock by the Company's Chief Executive Officer

        Pursuant to the employment agreement with the Company's Chief Executive Officer, Henry Stupp, (i) on August 26, 2010, Mr. Stupp purchased 81,967 shares of common stock at a per share price of $18.30 (which was equal to the closing price of Cherokee's common stock on such date), for aggregate proceeds of $1.5 million and (ii) on July 28, 2011, Mr. Stupp purchased 12,562 shares of Cherokee's common stock at a per share price of $15.92 (which was equal to the closing price of Cherokee's common stock on such date), for aggregate proceeds of approximately $0.2 million.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Separation of the Former Executive Chairman

        On January 28, 2011, Robert Margolis resigned his positions as Executive Chairman and as a director of Cherokee. In connection with Mr. Margolis' resignation from Cherokee, Mr. Margolis and Cherokee entered into a Separation Agreement and General Release of all Claims (the "Separation Agreement"), dated January 28, 2011. Pursuant to the Separation Agreement: (i) Cherokee repurchased 400,000 shares of common stock from Mr. Margolis' affiliates at a per share price of $18.15, or $7.3 million in total; (ii) Cherokee paid Mr. Margolis a lump sum severance payment of an aggregate of $2.3 million; (iii) in early April 2011, Mr. Margolis was paid his final annual performance bonus of approximately $1.8 million for Fiscal 2011 in accordance with the management agreement previously governing the terms of Mr. Margolis' services to the Company; (iv) the vesting on Mr. Margolis' outstanding option to purchase up to 100,000 shares of Cherokee's Common Stock was accelerated; and (v) the management agreement previously governing the terms of Mr. Margolis' services to the Company was terminated. Mr. Margolis' Fiscal 2011 bonus was paid in early April 2011, and the Company does not have any further payment obligations to him.

8.     Capitalization

  Common Stock

        On July 22, 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's then outstanding common stock. Pursuant to this directive, and including certain repurchases of the Company's common stock that were effected during fiscal 2009 and during the second and third quarter of Fiscal 2012, as of January 28, 2012 the Company has used cash of $9.4 million to repurchase and retire a total of 849,064 shares of common stock since the stock repurchases were authorized (excluding the one-time repurchase of 400,000 shares of common stock held by affiliates of the Company's former Executive Chairman, discussed below).

The Board of Directors subsequently authorized and approved the extension of the expiration date of the stock repurchase program to January 31, 2012 and increased the number of remaining shares which could currently be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions to a total of 800,000 shares of common stock.

        During the second quarter of Fiscal 2012, the Company purchased and retired approximately 24,000 shares of common stock at an average price of $16.47. During the third quarter of Fiscal 2012, the Company purchased and retired approximately 108,000 shares of common stock at an average price of $13.85.

        On January 28, 2011, Cherokee entered into a separation agreement with the former Executive Chairman, Robert Margolis, pursuant to which the Company irrevocably committed to repurchase 400,000 shares of common stock from Mr. Margolis, and his affiliates, at a price of $18.15 per share, or $7.3 million in total. The repurchase was consummated on February 7, 2011. On February 17, 2011, the Company retired the 400,000 repurchased shares.

  Preferred Stock

        The Company is authorized to issue up to 1,000,000 shares of preferred stock. The Board of Directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of February 2, 2013 and January 28, 2012, no shares of preferred stock were outstanding.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Dividends

        Cherokee has made a quarterly dividend payment to stockholders during each completed quarter of Fiscal 2013, Fiscal 2012 and Fiscal 2011. On January 29, 2013, the Board of Directors approved a dividend of $0.10 per share, or $0.8 million, which was paid on March 15, 2013. On April 16, 2013, the Board of Directors approved a $0.10 per common share dividend, which is to be paid on June 15, 2013 to stockholders of record as of June 1, 2013. In the future, from time to time, the Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

  Stock-Based Compensation

        The Company currently maintains two equity-based compensation plans: (i) the 2003 Incentive Award Plan as amended in 2006 with the adoption of the 2006 Incentive Award Plan (the "2003 Plan") and (ii) the 2006 Incentive Award Plan (the "2006 Plan"). Each of these equity based compensation plans provide for the issuance of equity-based awards to officers and other employees and directors and have previously been approved by the stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options.

        The Company accounts for stock options under authoritative guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values.

        The Company estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the consolidated statements of income. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the awards service period.

Stock-based compensation expense recognized in selling, general and administrative expenses for Fiscal 2013 was $1.0 million, for Fiscal 2012 was $0.6 million, and for Fiscal 2011 was $1.8 million.

        2003 Plan—The 2003 Plan was approved at the June 9, 2003 Annual Meeting of Stockholders, and amended on June 13, 2006 with the adoption of the 2006 Plan by the Company's Stockholders at the June 2006 Annual Meeting of Stockholders. Under the 2003 Plan, the Company is authorized to grant up to 250,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares which may be subject to grants under the 2003 Plan to any individual in any calendar year cannot exceed 100,000. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company granted options under the 2003 Plan to purchase 70,000, 30,000, and 113,666, respectively, shares of common stock. During Fiscal 2013, the Company granted to certain employees stock options with a seven-year term to purchase a total of 70,000 shares of common stock pursuant to the 2003 Plan. As of February 2, 2013, there were 55,315 shares available for option grants under the 2003 Plan as a result of various forfeitures, cancellations or expirations of previously granted stock options. In the event that any outstanding option under the 2003 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future until the 2003 Plan expires on April 28, 2016.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        2006 Plan—The 2006 Plan was approved at the June 2006 Annual Meeting of Stockholders and amended at the June 2010 Annual Meeting of Stockholders, under which the Company is authorized to grant up to 750,000 shares of common stock in the form of incentive and nonqualified options and restricted stock awards. The maximum number of shares that may be subject to grant under the 2006 Plan to any individual in any calendar year cannot exceed 100,000. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company granted options under the 2006 Plan to purchase 223,000, 296,000, and 153,334, respectively, shares of common stock. During Fiscal 2013, the Company granted to certain employees stock options with a seven-year term to purchase 223,000 shares of common stock pursuant to the 2006 Plan. During the Second Quarter, the Company granted to each non-employee director restricted stock awards for 1,500 shares, or 9,000 shares in total, of common stock pursuant to the 2006 Plan. As of February 2, 2013, there were 58,500 shares available for option grants under the 2006 Plan as a result of various forfeitures, cancellations or expirations of previously granted stock options. In the event that any outstanding option granted under the 2006 Plan expires or is terminated (forfeited), the shares of common stock allocable to the unexercised portion of the option shall then become available for grant in the future, until the 2006 Plan expires on April 28, 2016.

        Following the approval by Cherokee's stockholders, on June 4, 2010, the Company issued to Robert Margolis, the former Executive Chairman, a non-qualified stock option to purchase 100,000 shares of Common Stock (the "Margolis Option") at an exercise price of $18.49, which was the closing price of the Company's Common Stock on June 4, 2010. The Margolis Option was not issued pursuant to any of Cherokee's existing equity incentive plans. Pursuant to its original terms, the Margolis Option was to vest contingent on Mr. Margolis' continued service as a member of the Board of Directors in two equal installments of 50,000, on January 31, 2011 and January 31, 2012; however, pursuant to the Company's separation with Mr. Margolis, the vesting applicable to the Margolis Option was accelerated in full. The Margolis Option is exercisable until June 4, 2015.

        In addition, in connection with the appointment of Mr. Stupp as the Company's Chief Executive Officer, on August 26, 2010, the Company granted to Mr. Stupp an option to purchase shares (the "Stupp Option") of Cherokee's common stock as an inducement grant outside of the 2006 Plan, subject to vesting requirements and other terms.

The Stupp Option was originally exercisable for up to a total of 300,000 shares and the maximum number of shares for which the Stupp Option may be exercised is 187,500 as of the date of this report (subject to applicable vesting conditions set forth in the Stupp Option). This grant of stock options was entered into as a material inducement for Mr. Stupp to enter into employment with Cherokee. While the grant of the Stupp Option was made outside of the 2006 Plan, the grant is consistent with applicable terms of the 2006 Plan.

        The estimated fair value of options granted during Fiscal 2013, Fiscal 2012 and Fiscal 2011 as of each grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected Dividend Yield	6.45%	4.65% to 6.67%	7.2%
Expected Volatility	51.63 to 53.33	49.28 to 51.95	58.8
Risk-Free Interest Rate	0.57% to 1.01%	0.74% to 1.1%	2.1%
Expected Life (in years)	4.0 to 4.5	4.5 to 5.0	4.8
Estimated Forfeiture Rate	10%	30%	3.2%

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of the Company's stock price. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. The dividend yield is based on the past dividends paid and the current dividend yield at the time of grant.

        A summary of activity for the Company's stock options as of and for Fiscal 2013, Fiscal 2012 and Fiscal 2011 is as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, at January 30, 2010	162,444	$24.63
Granted	817,000	$17.50
Exercised	—
Canceled/forfeited	(30,000)	$18.29

Outstanding, at January 29, 2011	949,444	$18.76
Granted	326,000	$16.57
Exercised	(10,000)	$16.08
Canceled/forfeited	(291,611)	$19.23

Outstanding, at January 28, 2012	973,833	$17.92
Granted	293,000	$12.50
Exercised	(5,500)	$13.06
Canceled/forfeited	(186,333)	$18.44

Outstanding, at February 2, 2013	1,075,000	$16.37	4.49	424,830

Vested and Exercisable at February 2, 2013	539,327	$17.55	3.61	45,711

Unvested and not exercisable at January 28, 2012	647,839	$17.23	5.15	—

Unvested and not exercisable at February 2, 2013	535,673	$15.18	4.49	379,119

        The weighted average grant date fair value of options granted under the plans for Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $3.23, $6.89, and $4.05, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on February 2, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 2, 2013 (the last trading day). This amount changes based on the fair market value of the Company's common stock. The total intrinsic value of options exercised for Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $7,810, $16,250 and $0, respectively.

        As of February 2, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.7 million, which is expected to be recognized over a weighted average period of approximately 2.49 years. The total fair value of all options which vested during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $1.1 million, $0.5 million, and $1.6 million, respectively.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Restricted Stock (2006 Plan)

        Compensation expense on shares of restricted stock, awards and units, was $0.01 million, $0 and $0 for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. The following table summarizes information about restricted stock activity during Fiscal 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at January 29, 2012	—	—
Granted	9,000	$13.24
Vested	—	—
Forfeited	(1,500)	$13.06

Unvested stock at February 2, 2013	7,500	$13.27

        As of February 2, 2013, total unrecognized stock-based compensation expense related to restricted stock was approximately $0.08 million, which is expected to be recognized over a weighted average period of approximately 2.39 years.

9.     Debt

  Former Loan Agreement with U.S. Bank

        On February 16, 2011, Cherokee and U.S. Bank National Association ("U.S. Bank") entered into a term loan agreement, which was amended on December 7, 2011. The amended loan agreement consisted of (i) a term loan in the principal amount of $5.0 million with a two year maturity date and (ii) a term loan in the principal amount of $2.0 million with a four year maturity. On June 5, 2012, Cherokee prepaid all outstanding principal and interest on the amended loan agreement. As a result, Cherokee currently has no outstanding borrowings under the amended term loan agreement with U.S. Bank.

  Credit Agreement with JPMorgan Chase

        On September 4, 2012, and in connection with the acquisition of the "Liz Lange" and "Completely Me by Liz Lange" brands, Cherokee and JPMorgan Chase (or "JPMorgan") entered into a credit agreement, which was amended on January 31, 2013 in connection with the Company's acquisition of rights related to the Cherokee brand in the school uniforms category. Pursuant to the credit agreement, as amended, JPMorgan Chase agreed to lend to Cherokee up to $18.6 million in principal (the "Loan").

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Loan is comprised of (a) a term loan in the principal amount of $16.6 million (the "Term Loan"), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or (ii) JPMorgan's annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%; and (b) a revolving line of credit in the principal amount of $2 million (the "Revolver"), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate-reset monthly, bi-monthly or quarterly, plus 2.25% or (ii) JPMorgan's annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%. The principal outstanding under the Term Loan is to be repaid on a quarterly basis, commencing on November 20, 2012 and continuing through August 31, 2017, in equal principal installments of (i) $0.65 million for the period ending on February 28, 2013 and (ii) $0.89 million thereafter, together with interest payments made monthly as set forth in the Term Loan. The Revolver matures in September 2015 and is to be repaid in monthly interest payments on any principal then outstanding, with the balance of any then-outstanding principal and interest to be repaid at maturity. Cherokee paid an upfront fee equal to $0.07 million in connection with the issuance of the Term Loan and is obligated to pay a monthly non-usage fee of 0.25% per annum, in arrears, computed on the average daily unused portion of the Revolver, subject to Cherokee's right to terminate the Revolver prior to maturity. In addition, Cherokee is obligated to pay an unspecified amount to be determined by JPMorgan Chase to compensate it for its loss in the event that Cherokee elects to repay all or a portion of the Loan prior to its maturity. The proceeds from the Term Loan were borrowed to fund the acquisition of the "Liz Lange" and "Completely Me by Liz Lange" brands and the Cherokee brand in the school uniforms category.

        The Loan is evidenced by a term note in the principal amount of $16.6 million and a line of credit note in the principal amount of up to $2.0 million, is secured by continuing security agreements and trademark security agreements executed by Cherokee and Cherokee Brands, LLC and is supported by continuing guarantees executed by Cherokee's wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC. In addition, the terms of Cherokee's indebtedness includes various restrictions and covenants regarding the operation of the Company's business, including covenants that require the Company to obtain JP Morgan's consent before the Company can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations, (iii) issue any equity securities other than pursuant to the Company's employee equity incentive plans or programs and (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to the Company's stockholders. Cherokee's credit agreement also imposes financial covenants, including: (i) a minimum "fixed charge coverage ratio" of at least 1.2 to 1.0 and (ii) a limitation of Cherokee's "senior funded debt ratio" not to exceed 2.0 to 1.0. Further, as collateral for the credit agreement, the Company granted a security interest in favor of JP Morgan in all of the Company's assets (including trademarks), and the Company's indebtedness is guaranteed by Cherokee's wholly owned subsidiaries, Spell C., LLC and Cherokee Brands, LLC. In the event of a default under the credit agreement, JPMorgan Chase has the right to terminate its obligations under the credit agreement, accelerate the payment on any unpaid balance of the credit agreement and exercise its other rights including foreclosing on the Company's assets under the security agreements.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Unaudited Quarterly Results

        The following table summarizes certain unaudited financial information by quarter for Fiscal 2013 and Fiscal 2012:

	Fiscal year ended February 2, 2013
(amounts in thousands, except per share data)	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Net revenues	$7,514	$6,306	$6,730	$6,008
Income before income taxes	3,322	2,639	3,264	1,647
Net income	2,071	1,608	2,077	1,077
Net income per share—basic	0.25	0.19	0.25	0.13
Net income per share—diluted	0.25	0.19	0.25	0.13

	Fiscal year ended January 28, 2012
(amounts in thousands, except per share data)	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Net revenues	$6,944	$6,658	$6,015	$5,987
Income before income taxes	3,595	2,638	1,758	2,440
Net income	3,252	1,672	1,049	1,537
Net income per share—basic	0.38	0.20	0.12	0.18
Net income per share—diluted	0.38	0.20	0.12	0.18

11.   Segment Reporting

        Authoritative guidance requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

        The Company operates in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Cherokee's marketing and licensing activities extend to both brands which the Company owns and to brands owned by others. Cherokee's operating activities relating to both owned and represented brands are identical and are performed by a single group of marketing professionals located in a single geographic location. While Cherokee's principal operations are in the United States, the Company also derives royalty revenues from some of the Company's licensees that are located in the United Kingdom and other parts of Europe. Revenues by geographic area based upon the licensees' country of domicile consisted of the following:

(amounts in thousands)	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
North America (U.S., Canada and Mexico)	$20,248	$18,985	$19,226
United Kingdom	590	2,032	6,168
Rest of Europe	583	1,276	2,782
South Africa and Other	5,137	3,311	2,601

Total	$26,558	$25,604	$30,777

        Long-lived tangible assets are all located in the U.S. as of February 2, 2013 and January 28, 2012.

12.   Defined Contribution Plan

        The Company has a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. For Fiscal 2013, Fiscal 2012, and Fiscal 2011 the costs of these matching contributions were $0.07 million, $0.06 million and $0.07 million, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and procedures.    We maintain "disclosure controls and procedures", as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        We have carried out an evaluation, as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 2, 2013 as a result of the material weaknesses described below.

        Management's Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting as of February 2, 2013 was not effective as a result of the material weaknesses described below.

        We did not design or maintain effective controls over logical security, such as appropriate access controls and segregation of duties within our accounting software system. This material weakness did not result in any financial adjustments during the fiscal 2013 year-end financial closing and reporting process.

        We did not maintain effective controls over the completeness, accuracy and valuation of our tax assets and liabilities. Specifically, we did not design and maintain effective controls with respect to the preparation and review of our annual tax provision and uncertain tax position liability. As a result of this material weakness, we were required to perform additional procedures to properly analyze our tax provision and our current and deferred tax account and we recorded adjustments during the fiscal 2013 year-end financial closing and reporting process to correct errors identified in those accounts.

        We did not design or maintain effective controls over the completeness and accuracy of our calculation of stock-based compensation expense. Specifically, we did not maintain the appropriate documentation to support the assumptions used to calculate the value of stock-based awards granted during fiscal 2013. As a result of this material weakness, we were required to perform additional procedures to properly analyze the inputs to our stock-based compensation fair value inputs for awards granted during the current year. This material weakness did not result in any financial adjustments during the fiscal 2013 year-end financial closing and reporting process.

        We did not design and maintain effective controls over the completeness and accuracy of certain balance sheet accounts. Specifically, we did not timely reconcile the general ledger to the subsidiary ledgers for accounts receivable, prepaids and other assets, fixed assets, accounts payable, accrued liabilities and deferred revenue and did not design and maintain a formal review process of our reconciliations. As a result of this material weakness, we were required to perform additional procedures to reconcile the subsidiary ledgers to the general ledger for the accounts listed above.

This material weakness resulted in adjustments during the fiscal 2013 year-end financial closing and reporting process.

        We did not design and maintain effective internal controls over maintaining documentation related to the completeness and accuracy of the expenses incurred on the company's credit cards in order to validate that they were appropriate business expenses. As a result of this material weakness, management engaged a third party to review the expenses incurred in order to verify the charges recorded were appropriate expenses of the business. This material weakness did not result in any financial adjustments during the fiscal 2013 year-end financial closing and reporting process.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's consolidated financial statements will not be prevented or detected on a timely basis.

        Ernst & Young LLP, our Independent Registered Public Accounting Firm that has audited the financial statements included in Item 8—Financial Statements and Supplementary Data, has issued an attestation report on our internal control over financial reporting.

Remediation Plan

        Our management, with the oversight of our Audit Committee has initiated a plan to enhance our control procedures with respect to the material weaknesses identified above. This remediation plan includes hiring third parties to evaluate and assist management in changing logical access controls to ensure proper segregation of duties, increased use of third party advisors with appropriate expertise to assist management with the preparation and review of our quarterly and annual income tax provisions, utilization of third party programs and resources to assist management with the documentation and validation of the stock based awards' fair value calculations, and reconciling all balance sheet accounts and credit card expenses on a monthly basis including requiring formal reviews and signoffs of the reconciliations by the appropriate level of management. We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, however we have not completed the corrective processes and procedures identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management and our Audit Committee to ensure that our financial statements continue to be fairly stated in all material respects. If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may be delinquent in our filings. Any unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors" in Part I of this Form 10-K.

        Limitations on the Effectiveness of Controls.    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Changes in Internal Control over Financial Reporting.    During our quarterly period ended February 2, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cherokee Inc.

We have audited Cherokee Inc.'s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cherokee Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in internal control over financial reporting related to (1) inappropriate logical access over the Company's primary general ledger system, (2) lack of controls in accounting for the Company's income tax provision and uncertain tax position liability, (3) lack of documentation around the Company's valuation of stock-based awards granted during the current year, (4) lack of regular account balance reconciliations at each balance sheet date, and (5) lack of oversight of company expenses charged to the corporate credit cards. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cherokee Inc. as of February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended February 2, 2013. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated April 30, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Cherokee Inc. has not maintained effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Los Angeles, California
April 30, 2013

Item 9B.    OTHER INFORMATION

        Not applicable.

 PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2013. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2013.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2013.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2013.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K/A, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 2, 2013.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The List of Financial Statements are filed as Item 8 of Part II of this Form 10-K.
(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	List of Exhibits.

        The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement, by and between Cherokee Inc. and LLM Management Co., LLC, dated as of September 4, 2012 (incorporated by reference to Exhibit 2.1 of Cherokee's Form 8-K dated September 4, 2012).
2.2
Asset Purchase Agreement, by and between Cherokee Inc. and Strategic Partners, Inc., dated as of January 31, 2013 (incorporated by reference to Exhibit 2.1 of Cherokee's Form 8-K dated January 31, 2013).
3.1	Amended and Restated Certificate of Incorporation of Cherokee Inc. ("Cherokee") (incorporated by reference to Exhibit 3.1 of Cherokee's Form 10-Q for the quarterly period ended October 28, 2000).
3.2	Amended and Restated Bylaws of Cherokee (incorporated by reference to Exhibit 3.2 of Cherokee Inc.'s Form 8-K dated June 22, 2011).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated June 5, 2012).
10.2	The 2003 Incentive Award Plan (incorporated by reference to Exhibit A of Cherokee's Proxy Statement, Form DEF 14A, dated June 9, 2003 for its 2003 Annual Stockholders' Meeting).
10.3	The 2006 Incentive Award Plan (incorporated by reference to Annex A to Cherokee's Proxy Statement dated April 20, 2006 for its 2006 Annual Stockholders' meeting).
10.4	Amendment No 1 to The 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).
10.5	Amendment No 1 to The 2003 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).
10.6	Form of Employee Option Agreement (incorporated by reference to Exhibit 10.6 of Cherokee's Form 10-K for the fiscal year ended February 3, 2001).
10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated June 18, 2012).
10.8
Stock Option Agreement, dated as of June 4, 2010, by and between Cherokee and Robert Margolis (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).
10.9	Stock Option Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated August 26, 2010).

Exhibit Number	Description of Exhibit
10.10	Amendment to Stock Option Agreement, dated as of July 26, 2012, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended July 28, 2012).
10.11
Stock Option Agreement, dated as of January 28, 2011, by and between Cherokee and Jess Ravich (incorporated by reference to Exhibit 10.18 of Cherokee's Form 10-K for the fiscal year ended January 29, 2011).
10.12
Separation Agreement and Mutual Release of All Claims, dated as of January 28, 2011, by and among Cherokee, Robert Margolis and The Newstar Group d.b.a. The Wilstar Group (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated January 28, 2011).
10.13	Employment Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated August 26, 2010).
10.14	Amendment to Employment Agreement, by and between Cherokee and Henry Stupp, dated as of January 28, 2011 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 8-K dated January 28, 2011).
10.15
Second Amendment to Employment Agreement, by and between Cherokee and Henry Stupp, dated as of April 13, 2011 (incorporated by reference to Exhibit 10.24 of Cherokee's Form 10-K for the fiscal year ended January 29, 2011).
10.16	Third Amendment to Employment Agreement, by and between Cherokee and Henry Stupp, dated as of July 28, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated July 27, 2011).
10.17	Restated License Agreement effective as of February 1, 2008, by and between Cherokee and Target Corporation (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated January 8, 2008).
10.18
Amendment No. 1 to Restated License Agreement, by and between Cherokee and Target General Merchandise, Inc., dated as of December 1, 2011 (incorporated by reference to Exhibit 10.24 of Cherokee's Form 10-K for the fiscal year ended January 28, 2012).
10.19
Canada Affiliate Agreement, by and between Cherokee and Target Canada Co., dated as of December 1, 2011 (incorporated by reference to Exhibit 10.25 of Cherokee's Form 10-K for the fiscal year ended January 28, 2012).
10.20
Amendment No. 2 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., effective as of January 31, 2013 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated January 31, 2013).

Exhibit Number	Description of Exhibit
10.21	Cover Agreement to Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco Stores Limited ("Tesco"), together with the Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco; as amended by Amendment No. 1 to License Agreement, dated as of December 22, 2003, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 2 to License Agreement, dated as of August 3, 2004, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 3 to License Agreement, dated as of July 29, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by License Memo Agreement, dated as of November 25, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Trade Mark Sub-License Agreement, dated as of February 26, 2007, by and among Cherokee, Tesco and Shanghai Kangcheng Storage Co. Limited; as amended by Amendment No. 4 to License Agreement, dated as of March 6, 2008, by and among Cherokee, Tesco and certain affiliates of Tesco (incorporating by reference to Exhibit 10.11 of Cherokee's Form 10-K for the fiscal year ended February 2, 2008).
10.22
Amended and Restated Term Loan Agreement, by and between Cherokee and U.S. Bank National Association, dated as of December 7, 2011 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 10-Q for the quarterly period ended October 29, 2011).
10.23	Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated September 4, 2012).
10.24
First Amendment to Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 31, 2013 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated January 31, 2013).
10.25	Term Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated September 4, 2012).
10.26
First Amendment to Term Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of January 31, 2013 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 8-K dated January 31, 2013).
10.27
Line of Credit Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 8-K dated September 4, 2012).
10.28
Continuing Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.4 of Cherokee's Form 8-K dated September 4, 2012).
10.29
Trademark Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.5 of Cherokee's Form 8-K dated September 4, 2012).
10.30
Continuing Guaranty, executed by Spell C. LLC in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.6 of Cherokee's Form 8-K dated September 4, 2012).

Exhibit Number	Description of Exhibit
10.31	Office Lease, by and between Tri-Center Plaza, LP and Cherokee, dated as of September 30, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated October 13, 2011).
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
16.1	Letter of Moss Adams LLP to The Securities and Exchange Commission dated December 24, 2012 (incorporated by reference to Exhibit 16.1 of Cherokee's Form 8-K dated December 19, 2012).
21.1*	Subsidiaries of Cherokee Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following materials from Cherokee's Annual Report on Form 10-K for the fiscal year ended February 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at February 2, 2013; (ii) Consolidated Statement of Operations for the fiscal year ended February 2, 2013; (iii) Consolidated Statement of Cash Flows for the fiscal year ended February 2, 2013; and (iv) Notes to Consolidated Financial Statements tagged in blocks of text.

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
Date: April 30, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY STUPP Henry Stupp	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2013
/s/ JASON BOLING Jason Boling	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2013
/s/ JESS RAVICH Jess Ravich	Chairman	April 30, 2013
/s/ TIM EWING Tim Ewing	Director	April 30, 2013
/s/ KEITH HULL Keith Hull	Director	April 30 2013
/s/ ROBERT GALVIN Robert Galvin	Director	April 30, 2013
/s/ FRANK TWORECKE Frank Tworecke	Director	April 30, 2013