Form 10-K/A
period 2013-02-02
CHEROKEE INC
filed 2013-05-06
CIK 844161

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes: ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.:

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

 EXPLANATORY NOTE

        Cherokee Inc., (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amended Report") to its Annual Report on Form 10-K for the year ended February 2, 2013 which was originally filed with the Securities and Exchange Commission on April 30, 2013 (the "Original Filing"), for the sole purpose of including a copy of the corrected audit report by Moss Adams LLP, the Company's prior independent accounting firm, which report was included under Item 8 of the Original Filing and inadvertently reflected an incorrect audit report date of "April 30, 2013" rather than "April 12, 2012", failed to reference the consolidated statements of comprehensive income and included extraneous text regarding the prior year audit of internal control over financial reporting. The Amended Report, Item 8, in its pertinent part, corrects the foregoing errors and omissions.

        The Amended Report amends and restates the Original Filing in its entirety and, with the exception of the foregoing change and the related exhibit 23.2, continues to describe conditions as of the Original Filing, and does not purport to update or modify disclosures contained therein to reflect events that occurred following the filing date of the Original Filing. Accordingly, this Amended Report should be read in conjunction with our public filings made with the Securities and Exchange Commission subsequent to the Original Filing.

        Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

Los Angeles, California
April 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cherokee Inc.

We have audited the accompanying consolidated balance sheet of Cherokee Inc. ("the Company") as of January 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended January 28, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cherokee Inc., as of January 28, 2012, and the results of its operations and its cash flows for each of the two years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

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
16.1	Letter of Moss Adams LLP to The Securities and Exchange Commission dated December 24, 2012 (incorporated by reference to Exhibit 16.1 of Cherokee's Form 8-K dated December 19, 2012).
21.1**	Subsidiaries of Cherokee Inc.
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

*
Filed herewith.

**
Previously filed as exhibits to Annual Report on Form 10-K filed April 30, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2013	CHEROKEE INC.
	By:	/s/ JASON BOLING Jason Boling Chief Financial Officer