Form 10-Q
period 2013-05-04
CHEROKEE INC
filed 2013-06-13
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2013.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 7, 2013
Common Stock, $.02 par value per share	8,400,168

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	May 4, 2013	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$1,109	$2,424
Receivables	8,152	5,147
Income taxes receivable	307	779
Prepaid expenses and other current assets	498	426
Deferred tax asset	48	48
Total current assets	10,114	8,824
Trademarks, net	22,159	22,131
Deferred tax asset	1,783	1,693
Property and equipment, net	1,157	945
Other assets	57	59
Total assets	$35,270	$33,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrueds	$2,289	$1,125
Short term debt	3,527	3,291
Income taxes payable	1,334	1,316
Accrued dividends	840	840
Deferred revenue	108	80
Accrued compensation payable	192	63
Total current liabilities	8,290	6,715
Long term liabilities:
Long term debt	12,347	13,228
Other non-current	151	183
Total liabilities	20,788	20,126
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,400,168 issued and outstanding at May 4, 2013 and 8,400,168 issued and outstanding at February 2, 2013	167	167
Additional paid-in capital	20,423	20,249
Retained earnings (deficit)	(6,108)	(6,890)
Total stockholders’ equity	14,482	13,526
Total liabilities and stockholders’ equity	$35,270	$33,652

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(amounts in thousands, except per share amounts)

	Three months ended
	May 4, 2013	April 28, 2012

Royalty revenues	$8,053	$7,514
Selling, general and administrative expenses	5,372	4,153

Operating income	2,681	3,361

Other income (expense):
Interest (expense)	(132)	(51)
Interest income and other income (expense), net	(9)	12

Total other income (expense), net	(141)	(39)

Income before provision for income taxes	2,540	3,322

Income tax provision	918	1,251

Net income	$1,622	$2,071

Basic earnings per share	$0.19	$0.25

Diluted earnings per share	$0.19	$0.25

Weighted average shares outstanding:
Basic	8,393	8,387

Diluted	8,420	8,389

Dividends declared per share	$0.10	$0.20

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(amounts in thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net income	$1,622	$2,071
Other comprehensive income	—	—
Comprehensive income	$1,622	$2,071

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at February 2, 2013	8,400	$167	$20,249	$(6,890)	$13,526
Stock-based compensation including tax effect			174		174
Accrued and unpaid dividends				(840)	(840)
Net income				1,622	1,622
Balance at May 4, 2013	8,400	$167	$20,423	$(6,108)	$14,482

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	May 4, 2013	April 28, 2012
Operating activities
Net income	$1,622	$2,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82	39
Amortization of trademarks	405	336
Deferred income taxes	(90)	(103)
Stock-based compensation	174	231
Other, net	13	76
Changes in operating assets and liabilities:
Receivables	(3,005)	(1,863)
Prepaid expenses and other current assets	(72)	(85)
Income taxes receivable, net	472	(1,086)
Accounts payable and other accrueds	1,164	234
Deferred revenue	(4)	(164)
Accrued compensation	129	(143)
Other accrued liabilities	18	2,141

Net cash provided by operating activities	908	1,684

Investing activities
Purchase of property and equipment	(294)	(104)
Purchases of trademarks, including registration and renewal costs	(439)	(78)

Net cash used in investing activities	(733)	(182)

Financing activities
Payments of US Bank Term Loan and promissory note	—	(124)
Payments of JPMorgan Term Loan	(650)	—
Dividends	(840)	(1,678)

Net cash provided by (used in) financing activities	(1,490)	(1,802)

Increase (decrease) in cash and cash equivalents	(1,315)	(300)
Cash and cash equivalents at beginning of period	2,424	7,421

Cash and cash equivalents at end of period	$1,109	$7,121

Cash paid during period for:
Income taxes	$500	$299
Interest	120	52
Non-cash financing activities:
Accrued and declared dividends	$840	$1,678

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of May 4, 2013 and for the three month periods ended May 4, 2013 and April 28, 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of the Company and its subsidiaries and have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of February 2, 2013 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month period ended May 4, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 2, 2013.

As used herein, the term “First Quarter” refers to the three months ended May 4, 2013; the term “Fiscal 2014” refers to our fiscal year ending February 1, 2014; the term “Fiscal 2013” refers to our most recent past fiscal year ended February 2, 2013; and the term “Fiscal 2012” refers to our fiscal year ended January 28, 2012.

Acquisition of Liz Lange and Completely Me by Liz Lange

On September 4, 2012, the Company entered into an asset purchase agreement with LLM Management Co., LLC, pursuant to which the Company acquired various assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands. As consideration for the acquisition, Cherokee agreed to pay a cash purchase price equal to $13.1 million, with $12.6 million paid concurrently with the closing and $0.5 million of which was placed in an escrow fund that was released on March 31, 2013. In addition, Cherokee paid an earn-out payment of $0.4 million in March 2013 and agreed to pay an additional earn-out payment of $0.5 million (for a total of up to $0.9 million in contingent consideration), which additional earn-out payment is payable upon satisfaction of certain revenues attributable to the acquired assets during Fiscal 2014. In addition, as part of the acquisition, Cherokee agreed to assume the seller’s obligations under various agreements, including a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the assets.

Acquisition of Cherokee School Uniforms; Amendment to Target Agreement

On January 31, 2013, the Company entered into an asset purchase agreement pursuant to which the Company acquired various rights relating to the Cherokee brand in the category of school uniforms in exchange for a cash payment of $4.25 million. Cherokee previously sold such rights the seller in July 1995. In connection with this acquisition, the Company entered into a multi-year amendment to the license agreement with Target to include the category of school uniforms. Pursuant to such amendment, Target agreed to pay Cherokee an annual royalty rate for its sales of Cherokee-branded children’s school uniforms products in the United States fixed at 2% of Target’s net sales of such products and subject to a minimum annual royalty of $0.8 million.

(2)   Summary of Significant Accounting Policies

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of our licensees, current economic conditions, bankruptcy, and other factors that may affect our licensees’ ability to pay. There was no allowance for doubtful accounts as of May 4, 2013 or February 2, 2013.

Use of Estimates

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of long-lived assets, stock based compensation and income taxes. The Company bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collection is reasonably assured. Revenues from arrangements involving license fees, up-front payments and milestone payments, which are received or billable by the Company in connection with other rights and services that represent continuing obligations of the Company, are deferred and recognized in accordance with the license agreement. Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from the Company’s licensees.

The Company’s royalty recognition policy provides for recognition of royalties in the quarter earned. The Company’s agreement with Target for the Cherokee brand in the U.S. accounts for the majority of the Company’s historical revenues and is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved. With respect to Target’s sales in the U.S. of Cherokee branded products other than in the school uniforms category, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company’s royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company’s agreement with Target. The amount of royalty revenue earned by the Company from Target in any quarter is dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company’s first quarter to be the Company’s highest revenue and profitability quarter and the Company’s fourth quarter to be the Company’s lowest quarter. However, such historical patterns may vary in the future, depending upon the execution of new license agreements and retail sales volumes achieved in each quarter from Target and also on the revenues the Company receives from Target or other licensees that are not subject to reduced royalty rates based upon cumulative sales, including with respect to the Company’s recently acquired Liz Lange and Completely Me by Liz Lange brands as well as the Company’s recent re-acquisition of rights to the Cherokee brand in the school uniforms category.

Foreign Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company’s licensees directly to their local tax authorities.

Deferred Revenue

Deferred revenues represent minimum licensee revenue royalties paid in advance of the culmination of the earnings process, the majority of which are non-refundable to the licensee. Deferred revenues will be recognized as revenue in future periods in accordance with the license agreement.

Property and Equipment (amounts in thousands)

Property and equipment consist of the following:

	May 4, 2013	February 2, 2013
Computer Equipment	$315	$285
Software	39	34
Furniture and Store Fixtures	855	595
Leasehold Improvements	312	312
Less: Accumulated depreciation	(364)	(281)
Property and Equipment, net	$1,157	$945

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

Computers and related equipment and software are depreciated over three years. Furniture is depreciated over seven years. Leasehold improvements are depreciated over the shorter of five years, or the life of the lease term.  Depreciation expense was $82 and $39 for the three month periods ended May 4, 2013 and April 28, 2012, respectively.

Earnings Per Share Computation (amounts in thousands)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended May 4, 2013 and April 28, 2012:

	Three Months Ended
	May 4, 2013	April 28, 2012
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$1,622	$2,071

Denominator:
Denominator for net income per common share — weighted average Shares	8,393	8,387
Effect of dilutive securities:
Stock options	27	2

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,420	8,389

The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 893 and 906 anti-dilutive shares for the three month periods ended May 4, 2013 and April 28, 2012, respectively.

Significant Contracts

The current terms of the Company’s relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and most recently amended on January 31, 2013 to add the category of school uniforms (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the “Target Canada Agreement”), the terms of the Restated Target Agreement apply to the territory of Canada effective as of February 1, 2013. The current term of the Restated Target Agreement continues through January 31, 2014.

The Restated Target Agreement provides that if Target remains current in its payments of the applicable minimum guaranteed royalty, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the Restated Target Agreement during February of the calendar year prior to termination. Effective as of February 1, 2013, the minimum guaranteed royalty for Target increased from $9.0 million to $10.5 million and applies to all sales made by Target in the United States and in Canada as contemplated by the Target Canada Agreement. Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise. We assumed a separate license agreement with Target for the Liz Lange and the Completely Me by Liz Lange brands in connection with our acquisition of the assets in September 2012.

Stock-Based Compensation

The Company currently maintains two equity-based compensation plans: (i) the 2003 Incentive Award Plan as amended in 2006 with the adoption of the 2006 Incentive Award Plan (the “2003 Plan”) and (ii) the 2006 Incentive Award Plan (the “2006 Plan”). Each of these equity based compensation plans provide for the issuance of equity-based awards to officers and other employees and directors and have previously been approved by the stockholders. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The Company has also granted options outside the plans as a material inducement for employment.

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

Stock-based compensation expense recognized for the First Quarter was $0.17 million, as compared to $0.23 million for the comparable period in the prior year.

A summary of all activity for the Company’s stock options for the First Quarter is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at February 2, 2013	1,075,000	$16.37	4.49	$424,830
Granted	45,000	$14.18
Exercised	—	—
Canceled/forfeited	(45,001)	$13.74

Outstanding, at May 4, 2013	1,074,999	$16.39	4.26	$204,820

Vested and Exercisable at May 4, 2013	599,655	$17.34	3.50	$60,838

Non-vested and not exercisable at May 4, 2013	475,344	$15.19	5.22	$143,982

As of May 4, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,594,604, which is expected to be recognized over a weighted average period of approximately 2.39 years.  The total fair value of all options which vested during the First Quarter was $270,124.

Restricted Stock and Restricted Stock Units (2006 Plan)

On April 15, 2103, the Compensation Committee of the Board of Directors of the Company granted certain market-based equity awards under the Company’s 2006 Stock Plan.

The market metric will be compound stock price growth, starting from the February 1, 2013 closing price of $13.95. Target returns are 10% annually, resulting in specific fiscal year end average share price targets of 1) end of fiscal year 2014 is $15.35 2) end of fiscal year 2015 is $16.88 3) end of fiscal year 2016 is $18.57. The average share price will be calculated as the average of all market closing prices during the January preceding fiscal year end. If a target is met at the end of a fiscal year, one third of the restricted stock will vest. If the stock price target is not met, the relevant portion of the restricted stock will not vest but will roll over to the following fiscal year. The executive must continue to be employed by the Company through the relevant vesting dates to be eligible for vesting.

Since the vesting of these performance-based equity awards are subject to market conditions, these awards were measured on the date of grant using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award grant and calculates the fair market value for the performance units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award.

Compensation expense on shares of restricted stock and performance stock units for the First Quarter was $0.01 million compared to $0 for the comparable period in the prior year.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at February 2, 2013	7,500	$13.27
Granted	39,000	$3.80
Vested	—	—
Forfeited	—	—
Unvested stock at May 4, 2013	46,500	$5.33

As of May 4, 2013, total unrecognized stock-based compensation expense related to restricted stock and performance stock units was approximately $0.2 million, which is expected to be recognized over a weighted average period of approximately 2.02 years.

Trademarks (amounts in thousands)

The Company holds various trademarks including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line, All That Jazz®, and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. The Company also holds trademark applications for Cherokee, Liz Lange, Completely Me by Liz Lange, Sideout, Sideout Sport, Carole Little, Chorus Line, Saint Tropez-West, All That Jazz, and others in numerous countries. The Company intends to renew these registrations, as appropriate, prior to expiration. The Company monitors on an ongoing basis unauthorized uses of the Company’s trademarks, and relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect the Company’s intellectual property rights both domestically and internationally.

Trademark acquisition, registration, and renewal fees are capitalized. Trademarks are evaluated for the possibility of impairment, and are amortized on a straight-line basis over the estimated useful lives of the assets.

Trademarks consist of the following:

	May 4, 2013	February 2, 2013
Acquired Trademarks	$22,192	$21,792
Other Trademarks	15,239	15,199
Accumulated amortization	(15,272)	(14,860)
Total	$22,159	$22,131

Fair Value of Financial Instruments

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1:  Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2:  Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs.

Level 3:  Unobservable inputs for which there is little or no market data and which requires the owner of the assets or liabilities to develop its own assumptions about how market participants would price these assets or liabilities.

The carrying amounts of receivables, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Long-term debt approximates fair value due to the variable rate nature of the debt.

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

The estimated undiscounted cash flows used for this nonrecurring fair value measurement is considered a Level 3 input, which consist of unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

Income Taxes (amounts in thousands)

Income tax expense of $918 was recognized for the First Quarter, resulting in an effective tax rate of 36.1% in the First Quarter, as compared to 37.0% in the first three months of last year and compared to an effective tax rate of 37.1% for the full year of Fiscal 2013. The effective tax rate for the First Quarter differs from the statutory rate due to permanent differences on certain expenses and the apportionment of income between state jurisdictions.

The amount of unrecognized tax benefits was approximately $1,032 and $1,027, respectively, at May 4, 2013 and February 2, 2013. At May 4, 2013, approximately $671 of unrecognized tax benefits would, if recognized, affect our effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for the First Quarter was $12, as compared with $15 in the first quarter of last year. As of May 4, 2013 and February 2, 2013, respectively, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $302 and $290.

Due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be greater or less than the amounts accrued by the Company. Accordingly, the Company’s provision on federal and state matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of May 4, 2013, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

Marketing and Advertising (amounts in thousands)

Generally, the Company’s direct to retail licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs were $202 and $506 for the periods ended May 4, 2013 and April 28, 2012, respectively. These costs are expensed as incurred. The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build our licensed brands in their respective territories. These particular marketing expenses paid for the periods ended May 4, 2013 and April 28, 2012 were $15 and $118, respectively, and were accounted for as selling, general and administrative expenses.

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

(3)    Dividends (amounts in thousands, except per share amounts)

On January 29, 2013, our Board of Directors declared a dividend of $840, or $0.10 per share, which was paid on March 15, 2013.  On April 17, 2013, our Board of Directors declared a dividend of $840, or $0.10 per share, which is to be paid on or about June 15, 2013 to stockholders of record as of June 1, 2013.

(4)    Debt

Credit Agreement with JPMorgan Chase

On September 4, 2012, and in connection with the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands, Cherokee and JPMorgan Chase Bank (or “JPMorgan”) entered into a credit agreement, which was amended on January 31, 2013 in connection with the Company’s acquisition of rights related to the Cherokee brand in the school uniforms category. Pursuant to the credit agreement, as amended, JPMorgan agreed to lend to Cherokee up to $18.6 million in principal (the “Loan”).

The Loan is comprised of (a) a term loan in the principal amount of $16.6 million (the “Term Loan”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%; and (b) a revolving line of credit in the principal amount of $2 million (the “Revolver”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate-reset monthly, bi-monthly or quarterly, plus 2.25% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%. The principal outstanding under the Term Loan is to be repaid on a quarterly basis, commencing on November 20, 2012 and continuing through August 31, 2017, in equal principal installments of (i) $0.65 million for the period ended on February 28, 2013 and (ii) $0.89 million thereafter, together with interest payments made monthly as set forth in the Term Loan. The Revolver matures in September 2015 and is to be repaid in monthly interest payments on any principal then outstanding, with the balance of any then-outstanding principal and interest to be repaid at maturity. Cherokee paid an upfront fee equal to $0.07 million in connection with the issuance of the Term Loan and is obligated to pay a monthly non-usage fee of 0.25% per annum, in arrears, computed on the average daily unused portion of the Revolver, subject to Cherokee’s right to terminate the Revolver prior to maturity. In addition, Cherokee is obligated to pay an unspecified amount to be determined by JPMorgan to compensate it for its loss in the event that Cherokee elects to repay all or a portion of the Loan prior to its maturity. The proceeds from the Term Loan were borrowed to fund the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands and the Cherokee brand in the school uniforms category.

The Loan is evidenced by a term note in the principal amount of $16.6 million and a line of credit note in the principal amount of up to $2.0 million, is secured by continuing security agreements and trademark security agreements executed by Cherokee and Cherokee Brands, LLC and is supported by continuing guarantees executed by Cherokee’s wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC. In addition, the terms of Cherokee’s indebtedness includes various restrictions and covenants regarding the operation of the Company’s business, including covenants that require the Company to obtain JP Morgan’s consent before the Company can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations, (iii) issue any equity securities other than pursuant to the Company’s employee equity incentive plans or programs and (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to the Company’s stockholders. Cherokee’s credit agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” not to exceed 2.0 to 1.0. Further, as collateral for the credit agreement, the Company granted a security interest in favor of JP Morgan in all of the Company’s assets (including trademarks). In the event of a default under the credit agreement, JPMorgan has the right to terminate its obligations under the credit agreement, accelerate the payment on any unpaid balance of the credit agreement and exercise its other rights including foreclosing on the Company’s assets under the security agreements.

(5)               Commitments and Contingencies

Trademark Indemnities

Cherokee indemnifies certain licensees against liability arising from third-party claims of intellectual property rights infringement related to the Company’s trademarks. These indemnities appear in the licensing agreements with the Company’s licensees, are not limited in amount or duration and generally survive the expiration of the contracts. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine the maximum amount of losses that it could incur related to such indemnification obligations.

Litigation

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets.

The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position. The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of May 4, 2013 or February 2, 2013 related to any of the Company’s legal proceedings.

A former employee has retained counsel and threatened to sue Cherokee for, among other things, wrongful termination of their employment. Cherokee believes the claims are without merit and intends to defend itself vigorously against any suit brought by the former employee.

Other

As part of the acquisition of the Liz Lange and Completely Me by Liz Lange brands, the Company agreed to assume the seller’s obligations under various agreements, including a consulting agreement with Liz Lange as well as certain existing license agreements relating to the assets.

(6)                                 Segment Reporting (amounts in thousands)

Authoritative guidance requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

The Company operates in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Cherokee’s marketing and licensing activities extend to both brands which the Company owns and to brands owned by others. Cherokee’s operating activities relating to both owned and represented brands are identical and are performed by a single group of marketing professionals located in a single geographic location. While Cherokee’s principal operations are in the United States, the Company also derives royalty revenues from some of the Company’s licensees that are located in the United Kingdom and other parts of Europe. Revenues by geographic area based upon the licensees’ country of domicile consisted of the following:

	Three Months Ended May 4, 2013	Three Months Ended April 28, 2012
North America (U.S., Canada and Mexico)	$6,451	$6,265
United Kingdom	175	97
Rest of Europe	75	188
South Africa and Other	1,352	964
Total	$8,053	$7,514

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward looking statements. In particular, the forward looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target and Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on Target for a substantial portion of our revenues, risks associated with our international licensees, our dependence on our key management personnel, the success of our strategic and marketing initiatives, the benefits to us of our recently acquired assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands, the possibility that we may engage in strategic transactions that could impact our liquidity, increase our expenses or present significant distractions to our management, any adverse determination of intellectual property or other claims, liabilities or litigation, our indebtedness and other requirements under our credit agreement with JPMorgan Chase Bank, our future capital needs and our ability to raise funds in future periods if necessary, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods, the volatility in the trading price and the relative illiquidity of our common stock, unanticipated changes in our tax provisions, our ability to remediate certain material weaknesses in our internal control over financial reporting and our compliance with changing laws and financial standards. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” of Part II of this quarterly report on Form 10-Q as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward looking statements contained herein to reflect future events and developments.   Certain of the information set forth herein are considered “non-GAAP financial measures” as that term is defined in Regulation G of the Securities Exchange Act of 1934, including the presentation of our selling, general and administrative expenses exclusive of certain extraordinary professional, consulting and related fees incurred in connection with the completion of the Fiscal 2013 year-end audit and related procedures. Cherokee believes this information is useful to investors because it provides a basis for measuring the operating performance of the Company’s business and the Company’s cash flow, excluding extraordinary items that Cherokee does not expect to recur in future periods.  Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies. The most directly comparable GAAP financial measures and information reconciling these non-GAAP financial measures to the Company’s financial results prepared in accordance with GAAP are also included in the discussion below.

Overview

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.  See “Item 1. Consolidated Financial Statements” and our annual report on Form 10-K (our “Annual Report”) for our fiscal year ended February 2, 2013 (“Fiscal 2013”).

Cherokee Inc. (which may be referred to as we, us, our or the Company) is a global marketer and manager of a portfolio of lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Sideout and Carole Little brands, àle by alessandra and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading licensors of style-focused lifestyle brands for apparel, footwear, home and accessories in the world.

Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 5990 Sepulveda Boulevard, Sherman Oaks, California 91411, telephone (818) 908-9868. We maintain a website with the address www.thecherokeegroup.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this quarterly report on Form 10-Q.

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Liz Lange®, Completely Me by Liz Lange®, and others. We have twenty-six continuing license agreements covering both domestic and international markets. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

In addition to licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers (such as àle by alessandra) in identifying opportunities as a licensee or licensor for their brands or stores.

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

Acquisition of Liz Lange and Completely Me by Liz Lange

On September 4, 2012, we entered into an asset purchase agreement with LLM Management Co., LLC, pursuant to which we acquired various assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands. As consideration for the acquisition, we agreed to pay a cash purchase price equal to $13.1 million, with $12.6 million paid by us concurrently with the closing and $0.5 million of which was placed in an escrow fund that was released on March 31, 2013. In addition, we paid an earn-out payment of $0.4 million in March 2013 and agreed to pay an additional earn-out payment of $0.5 million (for a total of up to $0.9 million in contingent consideration), which additional earn out payment is payable upon satisfaction of certain revenues attributable to the assets during the Fiscal 2014. In addition, as part of the acquisition, we agreed to assume the seller’s obligations under various agreements, which included a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the assets.

Acquisition of Cherokee School Uniforms; Amendment to Target Agreement

On January 31, 2013, we entered into an asset purchase agreement pursuant to which we acquired various rights relating to the Cherokee brand in the category of school uniforms in exchange for a cash payment of $4.25 million. Cherokee previously sold such rights the seller in July 1995. In connection with this acquisition, we entered into a multi-year amendment to our license agreement with Target to include the category of school uniforms. Pursuant to such amendment, Target agreed to pay Cherokee an annual royalty rate for its sales of Cherokee-branded children’s school uniforms products in the United States fixed at 2% of Target’s net sales of such products and subject to a minimum annual royalty of $0.8 million.

Critical Accounting Policies and Estimates

There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates.

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

You should refer to our Annual Report for a discussion of our policies on revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation and accounting for stock-based compensation.

Results of Operations

Revenues

In the First Quarter, our revenues totaled $8.1 million, as compared to $7.5 million in the first quarter of last year. Revenues for both periods were primarily generated from licensing our trademarks to retailers and to a lesser extent wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The increase in revenues of $0.6 million is primarily attributable to the $0.9 million we received for our Liz Lange brand and from certain of our smaller international licensees partially offset by $0.4 million of decreases in royalty revenue at Zellers.

Total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $320 million and approximately $335 million in the first quarters of Fiscal 2014 and Fiscal 2013, respectively. The majority of this decrease is due to Zellers closing their stores in Canada.

The following table sets forth our revenues for the quarterly periods ended May 4, 2013 and April 28, 2012.

(dollar amounts in	Three Months Ended May 4, 2013		Three Months Ended April 28, 2012
thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Target Cherokee Brand Royalty Revenues	$5,318	66%	$5,233	70%
All Other Sources of Revenues	2,735	34%	2,281	30%
Total Royalty Revenue	$8,053	100%	$7,514	100%

Target

Target currently has approximately 1,784 stores in the United States. Retail sales of Cherokee branded products at Target increased in the First Quarter by 2% to $266 million from the $262 million reported in the first quarter of last year. The increase in retail sales is attributable to increased demand for, and sales of, Cherokee- branded products in the U.S. as well as an increase in product categories. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year with respect to Cherokee branded products in various product categories in the U.S. We recently amended our agreement with Target to provide for a fixed royalty percentage of Target’s retail sales in Canada and a separate multi-year amendment related to Cherokee branded products in the category of school uniforms.

In addition, in September 2012 we assumed a separate license agreement with Target in connection with our acquisition of the Liz Lange and Completely Me by Liz Lange brands, pursuant to which Target pays a fixed percentage of net sales of its products bearing such brands in the U.S.

Commencing with Fiscal 2014, the minimum yearly royalty amount applicable to our agreement with Target for the Cherokee brand is $11.3 million, which includes the U.S., Canada, and school uniforms. Based upon our ongoing strategic initiatives, our recent expansion of our relationship with Target to include the category of school uniforms and the territory of Canada for the Cherokee brand and our assumption of a separate agreement with Target covering our Liz Lange and Completely Me by Liz Lange brands, we believe that our future revenues from Target may increase as compared to those reported in Fiscal 2013. Because we do not have direct oversight over Target, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. We are currently providing suggested guidance to Target in the marketing and sales of Cherokee branded products and expect this will continue in future periods.

Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products in various categories in the U.S., we expect that our first quarter will continue to be our highest revenue and profitability quarter and fourth quarter to be our lowest quarter.

Royalty revenues from our Cherokee brand at Target were $5.3 million in the First Quarter and $5.2 million in the first quarter of last year, which accounted for 66%, and 70%, respectively, of our consolidated revenues during such periods. The revenues generated from all other licensing agreements during the First Quarter were $2.7 million and during the first quarter of last year were $2.3 million, which accounted for 34% and 30%, respectively, of our revenues during such periods. We attribute this increase in revenues generated from licensing agreements other than our agreement with Target for the Cherokee brand primarily to increased sales by certain of our international licensees and our recently acquired Liz Lange brand.

International Revenues

The following table sets forth our international licensing revenues for the quarterly periods ended May 4, 2013 and April 28, 2012.

(amounts in thousands, except	Three Months Ended May 4, 2013		Three Months Ended April 28, 2012
percentages) International Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Non-Tesco Royalty Revenues	$1,790	22%	$1,806	24%
Total Tesco Cherokee Brand Royalty Revenue	$175	2%	$185	3%
Total International Royalty Revenues	$1,965	24%	$1,991	27%

Tesco

Tesco’s retail sales of merchandise bearing the Cherokee brand, which for the First Quarter included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $2.3 million, as compared to $8.1 million for the first quarter of last year. We believe the decrease in Tesco’s retail sales of Cherokee branded products is primarily due to a reduction of Cherokee branded product categories in the UK and Central European countries, Tesco’s commitment to bolster its private label brand within the children’s product categories and the reduction of Cherokee branded products in the men’s and women’s categories, as well as challenging international economic conditions.

Royalty revenues from our Cherokee brand at Tesco were $0.2 million for the First Quarter and $0.2 million for the first quarter of last year. This represented the minimum guarantee, as Tesco did not reach the required sales minimums in either period.

Zellers

Zellers’ retail sales in Canada of merchandise bearing the Cherokee brand were approximately $3.0 million during the First Quarter compared to $25.9 million for the first quarter of last year. The decrease in Zellers’ retail sales of the Cherokee branded products is attributed to store closings. Revenues from Zellers totaled $0.06 million in the First Quarter and $0.5 million in the first quarter of last year. Beginning in February 2013, the selling of Cherokee branded products in Canada has transitioned from Zellers to Target.

Other International

Other international royalty revenues in the First Quarter were $1.7 million compared to $1.3 million in the first quarter of last year. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, Spain and other territories.

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

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) for the First Quarter were $5.4 million, or 67% of revenues, compared to selling, general and administrative expenses of $4.2 million, or 55% of revenues, during the first quarter of last year. Included in this increase in SG&A for the quarter are $1.0 million of professional and consulting fees that we believe will not recur and are related to the identification and remediation of weaknesses highlighted in the Company’s 10-K/A for the fiscal year 2013. These fees included audit fees, legal fees and consulting fees to evaluate our control systems and procedures, perform Sarbanes-Oxley related testing and compliance work, and provide additional analysis around tax provision, expense oversight and reconciliation analysis. Excluding this $1.0 million in expenses, which we do not expect to recur, our selling, general and administrative expenses would have been $4.4 million or 55% of revenues, representing an increase of $0.2 million over last year. This $0.2 million increase was primarily due to higher personnel expenses offset by decreases in marketing, travel and recurring professional fees.

Other Income and Expense

During the First Quarter, the increase was largely due to increased interest expense related to our long term debt, which was used to fund the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands and the Cherokee brand in the school uniforms category.

Tax Provision

During the First Quarter, we recorded a tax provision of $0.9 million, which equates to an effective tax rate of 36.1%, as compared to a tax provision of $1.3 million and an effective tax rate of 37.0% recorded for the first quarter of last year.  The effective tax rate for the First Quarter differs from the statutory rate due to permanent differences on certain expenses and the apportionment of income between state jurisdictions.

Net Income

During the First Quarter, our net income was $1.6 million, or $0.19 per diluted share, compared to $2.1 million, or $0.25 per diluted share, for the first quarter of last year.  We attribute these reductions in net income and earnings per share to the increase in selling, general and administrative expenses discussed above.

Liquidity and Capital Resources

Cash Flows.  On May 4, 2013, we had cash and cash equivalents of $1.1 million.  On February 2, 2013, we had cash and cash equivalents of $2.4 million, a $1.3 million decrease.

During the First Quarter, cash provided by our operations was $0.9 million, compared to cash provided by our operations of $1.7 million for the first quarter of last year.  The decrease in cash provided by operations of $0.8 million during our First Quarter was primarily due to the changes in:  (i) accounts receivable, which increased by $3.0 million in the First Quarter, as compared to an increase of $1.9 million in the first quarter of last year, which was primarily due to the increase in royalty revenues received after end of the First Quarter; (ii) accounts payable, which increased by $1.2 million in the First Quarter, as compared to an increase of $0.2 million in the first quarter of last year, which was primarily due to the increase in selling, general and administrative expenses for the First Quarter; and (iii) other acrued liabilities, which increased by $0.01 million in the First Quarter, as compared to an increase of $2.1 million in the first quarter of last year.

Cash used by investing activities during the First Quarter was $0.7 million, which was comprised of $0.3 million of capital expenditures of property and equipment, and $0.4 million in trademark acquisition, registration and renewal fees for the Cherokee, Liz Lange, Sideout and Carole Little brands.  In comparison, during the first quarter of last year, cash used by investing activities was $0.2 million, which was comprised of $0.1 million of capital expenditures of office equipment, and $0.1 million in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $1.5 million during the First Quarter, which consisted of payments of $0.7 million for the Term Loan and the payment of dividends of $0.8 million in March 2013.  In comparison, during the first quarter of last year cash used in financing activities was $1.8 million, which consisted of payments of $0.1 million for the Term Loan and the payment of dividends of $1.7 million in March 2012.

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

Sources of Liquidity.  We expect our primary sources of liquidity to be cash flow generated from operations, cash and cash equivalents currently on hand, and funds made available to us pursuant to our Revolver. We believe our cash flow from operations together with our cash and cash equivalents currently on hand and access to funds pursuant to the Revolver will be sufficient to meet our working capital, capital expenditure, and other commitments through the end of Fiscal 2014. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.

As of May 4, 2013, we were not the guarantor of any other material third-party obligations. As of May 4, 2013, we did not have any irrevocable repurchase obligations.

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

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  In relation to our term loan with JPMorgan Chase, a 100 basis point increase in the interest rate would have an immaterial impact on interest expense for the period ended May 4, 2013.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could result in a material affect on our results of operations or cash flow.  For the First Quarter, international licensing royalties comprised 24% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our First Quarter revenues by approximately $0.2 million, which represents 2% of the total revenues reported for the First Quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report as a result of un-remediated material weaknesses related to the following items described in Item 9A of our annual report on Form 10-K for the fiscal year ended February 2, 2013 (our “Annual Report”).

(b)   Changes in Internal Controls Over Financial Reporting.  As described in Item 9A in our Annual Report, we identified material weaknesses in our internal control over financial reporting.  As discussed in our Annual Report, we implemented a remediation plan to enhance our control procedures with respect these material weaknesses. This remediation plan includes (1) hiring third parties to evaluate and assist management in changing logical access controls to ensure proper segregation of duties, (2) increased use of third party advisors with appropriate expertise to assist management with the preparation and review of our quarterly and annual income tax provisions, (3) utilization of third party programs and resources to assist management with the documentation and validation of the stock based awards’ fair value calculations, and (4) reconciling all balance sheet accounts and credit card expenses on a monthly basis including requiring formal reviews and signoffs of the reconciliations by the appropriate level of management.  As of the date of this Quarterly Report, our remediation efforts continue related to each of the material weaknesses reported in our Annual Report.  We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, but we have not completed the corrective processes and procedures identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the identified material weaknesses, we will perform additional procedures prescribed by management and our Audit Committee to ensure that our financial statements continue to be fairly stated in all material respects.  We expect that our remediation efforts, including design, implementation and testing will continue throughout Fiscal 2014.

These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Other than the material changes described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 4, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the Securities and Exchange Commission, or in any press release or other written or oral statement we may make. Please also see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements” for additional risks and uncertainties applicable to us. The risks described below and elsewhere in this Quarterly Report are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

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

We rely on the accuracy of our licensees’ retail sales reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported.

Most of our revenues are generated from retailers who license our brands for manufacture and sale of products bearing our brands in their stores. Under our existing agreements, these licensees pay us licensing fees based in part on the number of products sold. We rely on our licensees to accurately report the number of units sold in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and marketing efforts. All of our license agreements permit us to audit our licensees. If any of our licensee reports understate the retail sales of products they sell, we may not collect and recognize revenues to which we are entitled, or may endure significant expense to obtain compliance.

Our business is largely dependent on royalties from Target.

Royalty revenues from our Cherokee brand at Target accounted for 57%, 54%, and 42%, respectively, of our consolidated revenues during Fiscal 2013, Fiscal 2012 and Fiscal 2011. We could suffer substantially decreased royalty revenues and cash flow if Target were to reduce its sales of Cherokee branded products under the Restated Target Agreement while continuing to pay the minimum royalties of $10.5 million per fiscal year required under such agreement. Replacing the royalty payments received from Target would be a significant challenge and no assurances can be made that we would be successful in doing so. The termination of this license agreement would have a material adverse effect upon our revenues and cash flow. The current term of the Restated Target Agreement continues through January 31, 2014. In addition, in September 2012 we expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the “Liz Lange” and “Completely Me by Liz Lange” brands, which we assumed in connection with our acquisition of assets related to such brands. We further expanded our relationship with Target in connection with our January 2013 acquisition of rights to the Cherokee brand in the category of school uniforms. We acquired the “Liz Lange” and “Completely Me by Liz Lange” brands as well as our rights to the Cherokee brand for the school uniforms category in part based upon our expectation that revenues from Target for such brands and the school uniforms category will grow in future periods, although we can provide no assurances that such revenue growth will occur.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A of our annual report on Form 10-K for Fiscal 2013 (the “Annual Report”) and as set forth in Item 4 of this report on Form 10-Q, management has identified material weaknesses in our internal control over financial reporting as of February 2, 2013 and which were not remediated as of May 4, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of February 2, 2013 and as of May 4, 2013 based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—Integrated Framework.

We have developed a remediation plan that is designed to address these material weaknesses, which we began implementing during the First Quarter. Our remediation efforts continue related to each of the material weaknesses reported in our Annual Report and we expect that our remediation efforts, including design, implementation and testing will continue throughout Fiscal 2014.  While we believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, we have not completed the corrective processes and procedures identified herein. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and litigation. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

We market and license our brands outside the United States. Many of our licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees. During Fiscal 2013, nearly 36% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees; competition from foreign companies; (iv) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (v) less effective and less predictable protection and enforcement of our intellectual property; (vi) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (vii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

We are dependent on our key management personnel.

Our success is highly dependent upon the continued services of our key executives, including, Henry Stupp, our Chief Executive Officer, Howard Siegel, our President and Chief Operating Officer and Jason Boling, our Chief Financial Officer. We have a limited number of employees and Mr. Stupp’s and our other executives’ leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Stupp or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

We may not successfully address problems encountered in connection with acquisitions or other strategic transactions and we may not realize the expected benefits from them.

We recently consummated two acquisitions; the acquisition of the Liz Lange brands and our acquisition of various rights to the Cherokee brand in the category of school uniforms. We expect to continue to consider opportunities to acquire or make investments in other brands, or to engage in other strategic transactions, that could enhance our portfolio of products and services, or expand the breadth of our markets. Our history of acquiring and integrating acquisitions is limited, and there can be no assurance that we will be successful in realizing the expected benefits from an acquisition. Future success depends, in part, upon our ability to manage an expanded portfolio, which could pose substantial challenges for management. Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating the brands; (ii) significant future charges relating the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) diversion of management’s attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; and (viii) risks associated with entering markets in which we have no or limited prior experience. Accordingly, our recent acquisitions as well as any future transaction that we pursue could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In addition, the terms of our indebtedness contain various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain JP Morgan’s consent before we can: (i) incur additional indebtedness, (ii) consummate acquisitions, mergers or consolidations, (iii) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. Our credit agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” not to exceed 2.0 to 1.0. Further, as collateral for the credit agreement, we granted a security interest in favor of JP Morgan in all of our assets (including trademarks), and our indebtedness is guaranteed by Cherokee’s wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC. In the event of a default under the credit agreement, JPMorgan Chase has the right to terminate its obligations under the credit agreement, accelerate the payment on any unpaid balance of the credit agreement and exercise its other rights including foreclosing on our assets under the security agreements. Our failure to comply with the terms of our indebtedness could result in a material adverse effect to our business, including our financial condition and our liquidity.

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

Although we have paid dividends during each quarter since December 2003, and including during the First Quarter of 2014, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. In addition, pursuant to our Credit Agreement with JPMorgan Chase, we are prohibited from paying dividends in the event that we would be in violation of our covenant regarding our “fixed charge coverage ratio” after giving effect to any proposed dividend or are otherwise then in default of such agreement. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors. In Fiscal 2013, we paid a total of $5.9 million in dividends, which was less than our net income of $6.8 million for Fiscal 2013. Should our cash from operations be lower in future periods, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder have created uncertainty for public companies and significantly increased the costs and risks associated with operating as a publicly traded company in the United States. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Furthermore, with such uncertainties and following the identification of a material weakness in our internal controls over financial reporting as of February 2, 2013 (as discussed in Item 9A of our Annual Report and in Item 4 of this quarterly report on Form 10-Q) we cannot assure you that our system of internal control will be effective or satisfactory to our independent registered public accounting firm. As a result, our financial reporting may not be timely and/or accurate and we may be issued an adverse or qualified opinion by our independent registered public accounting firm. If reporting delays or errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, which could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information, and could materially and adversely affect the market price of our common stock.

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

ITEM 6.  EXHIBITS

(a)            Exhibits

Exhibit Number	Description of Exhibit

10.1	Offer Letter to Jason Boling, dated February 22, 2013 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8-K dated February 25, 2013).

10.2*	Amendment No. 3 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., dated as of April 3, 2013.

10.3*	Form of Performance-Based Restricted Stock Unit Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 4, 2013 and February 2, 2013; (ii) Consolidated Statement of Operations for the three months ended May 4, 2013 and April 28, 2012; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended May 4, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended May 4, 2013 and April 28, 2012; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

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

 Dated:  June 13, 2013

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)