Form 10-Q
period 2013-08-03
CHEROKEE INC
filed 2013-09-12
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2013.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2013
Common Stock, $.02 par value per share	8,403,500

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	August 3, 2013	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$2,810	$2,424
Receivables	6,734	5,147
Income taxes receivable	—	779
Prepaid expenses and other current assets	538	426
Deferred tax asset	48	48
Total current assets	10,130	8,824
Trademarks, net	21,774	22,131
Deferred tax asset	1,941	1,693
Property and equipment, net	1,091	945
Other assets	54	59
Total assets	$34,990	$33,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrueds	$1,407	$1,125
Short term debt	3,527	3,291
Income taxes payable	78	—
Accrued dividends	—	840
Deferred revenue	102	80
Accrued compensation payable	132	63
Total current liabilities	5,246	5,399
Long term liabilities:
Long term debt	11,465	13,228
Deferred tax liability	1,384	1,316
Other non-current	120	183
Total liabilities	18,215	20,126
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,401,834 issued and outstanding at August 3, 2013 and 8,400,168 issued and outstanding at February 2, 2013	167	167
Additional paid-in capital	20,778	20,249
Retained earnings (deficit)	(4,170)	(6,890)
Total stockholders’ equity	16,775	13,526
Total liabilities and stockholders’ equity	$34,990	$33,652

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(amounts in thousands, except per share amounts)

	Three Months ended		Six Months ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Royalty revenues	$7,495	$6,306	$15,548	$13,821
Selling, general and administrative expenses	4,239	3,644	9,611	7,799

Operating income	3,256	2,662	5,937	6,022

Other income (expense):
Interest (expense)	(123)	(23)	(255)	(73)
Interest income and other income (expense), net	14	—	5	12

Total other income (expense), net	(109)	(23)	(250)	(61)

Income before provision for income taxes	3,147	2,639	5,687	5,961

Income tax provision	1,209	1,031	2,127	2,282

Net income	$1,938	$1,608	$3,560	$3,679

Basic earnings per share	$0.23	$0. 19	$0.42	$0.44

Diluted earnings per share	$0.23	$0.19	$0.42	$0.44

Weighted average shares outstanding:
Basic	8,393	8,390	8,393	8,389

Diluted	8,405	8,406	8,404	8,396

Dividends declared per share	$0.00	$0.20	$0.10	$0.40

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(amounts in thousands)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$1,938	$1,608	$3,560	$3,679
Other comprehensive income	—	—	—	—
Comprehensive income	$1,938	$1,608	$3,560	$3,679

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at February 2, 2013	8,400	$167	$20,249	$(6,890)	$13,526
Stock-based compensation including tax effect			537		537
Stock option exercises and expirations	2	—	(8)		(8)
Accrued and paid dividends				(840)	(840)
Net income				3,560	3,560
Balance at August 3, 2013	8,402	$167	$20,778	$(4,170)	$16,775

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	August 3, 2013	July 28, 2012
Operating activities
Net income	$3,560	$3,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168	82
Amortization of trademarks	812	674
Deferred income taxes	(190)	6
Stock-based compensation	521	455
Excess (tax benefit) shortfall from share-based payment arrangements	27	—
Other, net	(43)	76
Changes in operating assets and liabilities:
Receivables	(1,587)	(643)
Prepaid expenses and other current assets	(112)	(269)
Income taxes receivable, net	779	197
Accounts payable and other accrueds	282	721
Deferred revenue	22	(477)
Accrued compensation	69	(144)
Other accrued liabilities	78	1,121

Net cash provided by operating activities	4,386	5,478

Investing activities
Purchase of property and equipment	(314)	(362)
Purchases of trademarks, including registration and renewal costs	(461)	(153)

Net cash used in investing activities	(775)	(515)

Financing activities
Payments of US Bank Term Loan and promissory note	—	(6,938)
Payments of JPMorgan Term Loan	(1,536)	—
Proceeds from exercise of stock options	18	—
Excess tax benefit (shortfall) from share-based payment arrangements	(27)	—
Dividends	(1,680)	(3,357)

Net cash used in financing activities	(3,225)	(10,295)

Increase (decrease) in cash and cash equivalents	386	(5,332)
Cash and cash equivalents at beginning of period	2,424	7,421

Cash and cash equivalents at end of period	$2,810	$2,089

Cash paid during period for:
Income taxes	$1,444	$1,002
Interest	238	81
Non-cash financing activities:
Accrued and declared dividends	$840	$1,679

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of August 3, 2013 and for the three and six month periods ended August 3, 2013 and July 28, 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of the Company and its subsidiaries and have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of February 2, 2013 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and six month periods ended August 3, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 2, 2013.

As used herein, the term “First Quarter” refers to the three months ended May 4, 2013; the term “Second Quarter” refers to the three months ended August 3, 2013; the term “Six Months” refers to the six months ended August 3, 2013; the term “Fiscal 2015 refers to our fiscal year ending January 31, 2015; the term “Fiscal 2014” refers to our fiscal year ending February 1, 2014; the term “Fiscal 2013” refers to our most recent past fiscal year ended February 2, 2013; and the term “Fiscal 2012” refers to our fiscal year ended January 28, 2012.

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

Acquisition of Cherokee School Uniforms; Amendment to Target Agreement

On January 31, 2013, the Company entered into an asset purchase agreement pursuant to which the Company acquired various rights relating to the Cherokee brand in the category of school uniforms in exchange for a cash payment of $4.25 million. Cherokee previously sold such rights the seller in July 1995. In connection with this acquisition, the Company entered into a multi-year amendment to the license agreement with Target Inc. (“Target”) to include the category of school uniforms. Pursuant to such amendment, Target agreed to pay Cherokee an annual royalty rate for its sales of Cherokee-branded children’s school uniforms products in the United States fixed at 2% of Target’s net sales of such products and subject to a minimum annual royalty of $0.8 million.

(2)   Summary of Significant Accounting Policies

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of our licensees, current economic conditions, bankruptcy, and other factors that may affect our licensees’ ability to pay. There was no allowance for doubtful accounts as of August 3, 2013 or February 2, 2013.

Reclassifications

The Company has reclassified certain prior year amounts within the consolidated balance sheets and within operating and investing activities on the Company’s consolidated statements of cash flows to conform to the Company’s current year presentation.

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

In order to ensure the licensees are appropriately reporting and calculating royalties owed to Cherokee, all of the license agreements include audit rights to allow Cherokee to validate the royalties paid. Any revenue resulting from these audits, or other audits, is recognized in the financial statement of the current reporting period.

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

Property and Equipment (amounts in thousands)

Property and equipment consist of the following:

	August 3, 2013	February 2, 2013
Computer Equipment	$320	$285
Software	41	34
Furniture and Store Fixtures	862	595
Leasehold Improvements	317	312
Less: Accumulated depreciation	(449)	(281)
Property and Equipment, net	$1,091	$945

Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are written off, and the resulting gains or losses are included in current operations. Depreciation is provided on a straight line basis over the estimated useful life of the related asset.

Computers and related equipment and software are depreciated over three years. Furniture is depreciated over seven years. Leasehold improvements are depreciated over the shorter of five years, or the life of the lease term.  Depreciation expense was $86 and $168 for the three and six month periods ended August 3, 2013, respectively, and $43 and $82 for the three and six month periods ended July 28, 2012, respectively.

Earnings Per Share Computation (amounts in thousands)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended August 3, 2013 and July 28, 2012:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$1,938	$1,608	$3,560	$3,679

Denominator:
Denominator for net income per common share — weighted average Shares	8,393	8,390	8,393	8,389
Effect of dilutive securities:
Stock options	12	16	11	7

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,405	8,406	8,404	8,396

The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 958 and 956 anti-dilutive shares for the three and six month periods ended August 3, 2013, respectively, and 780 anti-dilutive shares for each of the three and six months periods ended July 28, 2012.

Significant Contracts

The current terms of the Company’s relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and recently amended on January 31, 2013 to add the category of school uniforms and again on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee-branded products in the category of adult merchandise on Target’s website (target.com) in Fiscal 2015 or in future periods (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the “Target Canada Agreement”), the terms of the Restated Target Agreement apply to the territory of Canada effective as of February 1, 2013. The current term of the Restated Target Agreement continues through January 31, 2014; however, the Restated Target Agreement will automatically renew for Fiscal 2015 as described below.

The Restated Target Agreement provides that if Target remains current in its payments of the applicable minimum guaranteed royalty, then the term of the Restated Target Agreement will continue to automatically renew for successive fiscal year terms provided that Target does not give notice of its intention to terminate the Restated Target Agreement during February of the calendar year prior to termination. Effective as of February 1, 2013, the minimum guaranteed royalty for Target increased from $9.0 million to $10.5 million and applies to all sales made by Target in the United States and in Canada as contemplated by the Target Canada Agreement, other than sales of Cherokee-branded products in the school uniforms category (which products are subject to a separate minimum guaranteed royalty of $0.8 million). Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise other than for sales of Cherokee-branded products in the school uniforms category and, beginning in Fiscal 2015, other than for sales of Cherokee-branded products in the adult merchandise category that are made on Target’s website. The Company assumed a separate license agreement with Target for the Liz Lange and the Completely Me by Liz Lange brands in connection with our acquisition of the assets in September 2012.

Stock-Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Award Plan, or the 2013 Plan. The 2013 Plan serves as the successor to the 2006 Incentive Award Plan, or the 2006 Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan). The 2013 plan authorized to be issued 700,000 additional shares of Common Stock, and (ii) 43,815 shares of Common Stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards granted under the 2006 Plan continue to be governed by its terms. Any such shares of Common Stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as Common Stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity-based awards to officers, other employees, and directors. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The Company has also granted non-plan options to certain executives as a material inducement for employment.

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

Stock-based compensation expense recognized for the Six Months was $0.5 million, as compared to $0.45 million for the comparable period in the prior year.

A summary of all activity for the Company’s stock options for the Six Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at February 2, 2013	1,075,000	$16.37	4.49	$424,830
Granted	72,500	$13.60
Exercised	1,666	10.92
Canceled/forfeited	58,335	$13.89

Outstanding, at August 3, 2013	1,087,499	$16.31	4.03	$193,050

Vested and Exercisable at August 3, 2013	677,988	$16.86	3.53	$76,803

Non-vested and not exercisable at August 3, 2013	409,511	$15.40	4.86	$116,247

As of August 3, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 2.21 years.  The total fair value of all options which vested during the Six Months was $0.6 million.

Restricted Stock and Restricted Stock Units

On April 15, 2013 and on July 16, 2013, the Compensation Committee of the Company’s Board of Directors granted certain performance-based equity awards to executives under the Company’s 2006 Stock Plan.

The performance metric applicable to such awards is compound stock price growth, using the closing price of the Company’s Common Stock on February 1, 2013, or $13.95, as the benchmark. The target growth rate is 10% annually, which results in an average share price target of (i) $15.35 for Fiscal 2014, (ii) $16.88 for Fiscal 2015 and (iii) $18.57 for the Company’s fiscal year ending in 2016.  The average share price will be calculated as the average of all market closing prices during the January preceding fiscal year end. If a target is met at the end of a fiscal year, one third of the shares subject to the award will vest. If the stock price target is not met, the relevant portion of the shares subject to the award will not vest but will roll over to the following fiscal year. The executive must continue to be employed by the Company through the relevant vesting dates to be eligible for vesting.

Since the vesting of these performance-based equity awards are subject to performance conditions, the fair value of these awards were measured on the date of grant using the Monte Carlo simulation model for each vesting tranche. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the performance units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Compensation expense on shares of restricted stock and performance stock units for the Six Months was $0.03 million compared to $0 for the comparable period in the prior year.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at February 2, 2013	7,500	$13.27
Granted	79,500	$5.00
Vested	—	—
Forfeited	—	—
Unvested stock at August 3, 2013	87,000	$5.71

As of August 3, 2013, total unrecognized stock-based compensation expense related to restricted stock and performance stock units was approximately $0.5 million, which is expected to be recognized over a weighted average period of approximately 2.15 years.

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

Trademarks consist of the following:

	August 3, 2013	February 2, 2013
Acquired Trademarks	$22,192	$21,792
Other Trademarks	15,260	15,199
Accumulated amortization	(15,678)	(14,860)
Total	$21,774	$22,131

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

Income Taxes (amounts in thousands)

Income tax expense of $1,209 was recognized for the Second Quarter, resulting in an effective tax rate of 38.4% in the Second Quarter, as compared to 39.1% in the second quarter of last year and compared to 37.1% for the full year of Fiscal 2013. The effective tax rate for the Second Quarter differs from the statutory rate due to permanent differences on certain expenses and the apportionment of income between state jurisdictions.

The amount of unrecognized tax benefits was approximately $1,049 and $1,027, respectively, at August 3, 2013 and February 2, 2013. At August 3, 2013, approximately $682 of unrecognized tax benefits would, if recognized, affect the effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for the Second Quarter was $32, as compared with $12 in the second quarter of last year. As of August 3, 2013 and February 2, 2013, respectively, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $334 and $290.

Due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be greater or less than the amounts accrued by the Company. Accordingly, the Company’s provision on federal and state matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of August 3, 2013, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

Marketing and Advertising (amounts in thousands)

Generally, the Company’s direct to retail licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs were $431 and $882 for the six month periods ended August 3, 2013 and July 28, 2012, respectively. These costs are expensed as incurred. The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build our licensed brands in their respective territories. These particular marketing expenses paid for the six month periods ended August 3, 2013 and July 28, 2012 were $19 and $203, respectively, and were accounted for as selling, general and administrative expenses.

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

(3)    Dividends (amounts in thousands, except per share amounts)

On January 29, 2013, our Board of Directors declared a dividend of $840, or $0.10 per share, which was paid on March 15, 2013.  On April 17, 2013, our Board of Directors declared a dividend of $840, or $0.10 per share, which was paid on June 15, 2013 to stockholders of record as of June 1, 2013.

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

The Loan is comprised of (a) a term loan in the initial principal amount of $16.6 million (of which approximately $15 million in principal is outstanding as of August 3, 2013) (the “Term Loan”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%; and (b) a revolving line of credit in the principal amount of $2 million (the “Revolver”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate-reset monthly, bi-monthly or quarterly, plus 2.25% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%. The principal outstanding under the Term Loan is to be repaid on a quarterly basis, commencing on November 20, 2012 and continuing through August 31, 2017, in equal principal installments of (i) $0.65 million for the period ended on February 28, 2013 and (ii) $0.89 million thereafter, together with interest payments made monthly as set forth in the Term Loan. The Revolver matures in September 2015 and is to be repaid in monthly interest payments on any principal then outstanding, with the balance of any then-outstanding principal and interest to be repaid at maturity. Cherokee paid an upfront fee equal to $0.07 million in connection with the issuance of the Term Loan and is obligated to pay a monthly non-usage fee of 0.25% per annum, in arrears, computed on the average daily unused portion of the Revolver, subject to Cherokee’s right to terminate the Revolver prior to maturity. In addition, Cherokee is obligated to pay an unspecified amount to be determined by JPMorgan to compensate it for its loss in the event that Cherokee elects to repay all or a portion of the Loan prior to its maturity. The proceeds from the Term Loan were borrowed to fund the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands and the Cherokee brand in the school uniforms category.

The Loan is evidenced by a term note in the initial principal amount of $16.6 million and a line of credit note in the principal amount of up to $2.0 million, is secured by continuing security agreements and trademark security agreements executed by Cherokee and Cherokee Brands, LLC and is supported by continuing guarantees executed by Cherokee’s wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC. In addition, the terms of Cherokee’s indebtedness includes various restrictions and covenants regarding the operation of the Company’s business, including covenants that require the Company to obtain JP Morgan’s consent in certain circumstances before the Company can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations, (iii) issue any equity securities other than pursuant to the Company’s employee equity incentive plans or programs and (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to the Company’s stockholders. Cherokee’s credit agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” not to exceed 2.0 to 1.0. Further, as collateral for the credit agreement, the Company granted a security interest in favor of JP Morgan in all of the Company’s assets (including trademarks). In the event of a default under the credit agreement, JPMorgan has the right to terminate its obligations under the credit agreement, accelerate the payment on any unpaid balance of the credit agreement and exercise its other rights including foreclosing on the Company’s assets under the security agreements.

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

A former employee has retained counsel and threatened to sue Cherokee for, among other things, wrongful termination of their employment. Cherokee believes the claims are without merit and intends to defend itself vigorously against any suit brought by the former employee. From time to time, the Company may be involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of August 3, 2013 or February 2, 2013 related to any of the Company’s legal proceedings.

(6) Segment Reporting (amounts in thousands)

Authoritative guidance requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

The Company operates in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Cherokee’s marketing and licensing activities extend to both brands which the Company owns and to brands owned by others. Cherokee’s operating activities relating to both owned and represented brands are identical and are performed by a single group of marketing professionals located in a single geographic location. While Cherokee’s principal operations are in the United States, the Company also derives royalty revenues from some of the Company’s licensees that are located outside the United States. Revenues by geographic area based upon the licensees’ country of domicile consisted of the following:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
North America (U.S., Canada and Mexico)	$5,580	$4,167	$12,034	$10,432
United Kingdom	230	168	405	265
Rest of Europe	135	145	210	333
South Africa and Other	1,550	1,826	2,899	2,791
Total	$7,495	$6,306	$15,548	$13,821

(7) Subsequent Events (amounts in thousands, except per share amounts)

On August 8, 2013, our Board of Directors declared a dividend of $840, or $0.10 per share, which will be paid on or about September 16, 2013 to stockholders of record as of September 2, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward looking statements. In particular, the forward looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target Inc., or Target, and Tesco Group, or Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on Target for a substantial portion of our revenues, risks associated with our international licensees, our dependence on our key management personnel, the success of our strategic and marketing initiatives, the benefits to us of our recently acquired assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands, the possibility that we may engage in strategic transactions that could impact our liquidity, increase our expenses or present significant distractions to our management, any adverse determination of intellectual property or other claims, liabilities or litigation, our indebtedness and other requirements under our credit agreement with JPMorgan Chase Bank, our future capital needs and our ability to raise funds in future periods if necessary, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods, the volatility in the trading price and the relative illiquidity of our common stock, unanticipated changes in our tax provisions, our ability to remediate certain material weaknesses in our internal control over financial reporting and our compliance with changing laws and financial standards. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” of Part II of this quarterly report on Form 10-Q as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward looking statements contained herein to reflect future events and developments.   Certain of the information set forth herein are considered “non-GAAP financial measures” as that term is defined in Regulation G of the Securities Exchange Act of 1934, including the presentation of our selling, general and administrative expenses exclusive of certain extraordinary professional, consulting and related fees incurred in connection with the completion of the Fiscal 2013 year-end audit and related procedures and inclusive of certain credits we obtained from service providers that were applied during the three month period ended August 3, 2013 (the “Second Quarter”). Cherokee believes this information is useful to investors because it provides a basis for measuring the operating performance of the Company’s business and the Company’s cash flow, excluding extraordinary items that Cherokee does not expect to recur in future periods.  Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies. The most directly comparable GAAP financial measures and information reconciling these non-GAAP financial measures to the Company’s financial results prepared in accordance with GAAP are also included in the discussion below.

Overview

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.  See “Item 1. Consolidated Financial Statements” and our annual report on Form 10-K/A (our “Annual Report”) for our fiscal year ended February 2, 2013 (“Fiscal 2013”).

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

Acquisition of Liz Lange and Completely Me by Liz Lange

On September 4, 2012, we entered into an asset purchase agreement with LLM Management Co., LLC, pursuant to which we acquired various assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands. As consideration for the acquisition, we agreed to pay a cash purchase price equal to $13.1 million, with $12.6 million paid by us concurrently with the closing and $0.5 million of which was placed in an escrow fund that was released on March 31, 2013. In addition, we paid an earn-out payment of $0.4 million in March 2013 and agreed to pay an additional earn-out payment of $0.5 million (for a total of up to $0.9 million in contingent consideration), which additional earn out payment is payable upon satisfaction of certain revenues attributable to the assets during our fiscal year ending February 1, 2014 (“Fiscal 2014”). In addition, as part of the acquisition, we agreed to assume the seller’s obligations under various agreements, which included a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the assets.

Acquisition of Cherokee School Uniforms; Amendments to Target Agreement

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

On April 3, 2013, we further amended our license agreement with Target to provide for a fixed royalty rate of 2% for sales of Cherokee-branded products in the category of adult merchandise that are made on Target’s website (target.com) during fiscal years subsequent to Fiscal 2014.

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

Results of Operations

Revenues

In the Second Quarter and the six month period ended August 3, 2013 (the “Six Months”), our revenues totaled $7.5 million and $15.5 million, respectively, as compared to $6.3 million and $13.8 million in the second quarter and six months of last year. Revenues for all periods were primarily generated from licensing our trademarks to retailers and to a lesser extent wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The increase in revenues for the Second Quarter of $1.2 million is primarily attributable to the $0.8 million we received for our Liz Lange brand and the $0.2 million we received from sales of Cherokee-branded products in the school uniforms category.  The increase in revenues for the Six Months of $1.7 million is primarily attributable to the $1.5 million we received for our Liz Lange brand and the $0.3 million we received from sales of Cherokee-branded products in the school uniforms category.

Total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $325 million and $661 million and approximately $288 million and $623 million in the second quarter and six month periods of Fiscal 2014 and Fiscal 2013, respectively. The majority of this increase in retail sales is due to increased demand for Cherokee-branded products at Target.

The following table sets forth our revenues for the three and six month periods ended August 3, 2013 and July 28, 2012.

(dollar amounts in	Three Months Ended August 3, 2013		Three Months Ended July 28, 2012		Six Months Ended August 3, 2013		Six Months Ended July 28, 2012
thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Target Cherokee Brand Royalty Revenues*	$4,089	55%	$3,104	49%	$9,407	61%	$8,337	60%
All Other Sources of Revenues	3,406	45%	3,202	51%	6,141	39%	5,484	40%
Total Royalty Revenue	$7,495	100%	$6,306	100%	$15,548	100%	$13,821	100%

*The foregoing table excludes revenues from Target for sales of Cherokee-branded products in the school uniforms category and in Canada, which we began receiving in Fiscal 2014.

Target

Target currently has approximately 1,778 stores in the United States. Retail sales of Cherokee branded products at Target increased in the Second Quarter by 23% to $246 million from the $200 million reported in the second quarter of last year. Retail sales of Cherokee branded products at Target increased in the Six Months by 14% to $527 million from the $462 million reported in the comparable period of last year. The increase in retail sales is attributable to increased demand for, and sales of, Cherokee- branded products in the U.S. as well as an increase in product categories. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year with respect to Cherokee branded products in various product categories in the U.S. Our agreement with Target provides for a fixed royalty percentage of Target’s retail sales in Canada and a separate multi-year amendment related to Cherokee branded products in the category of school uniforms.

In addition, in September 2012 we assumed a separate license agreement with Target in connection with our acquisition of the Liz Lange and Completely Me by Liz Lange brands, pursuant to which Target pays a fixed percentage of net sales of its products bearing such brands in the U.S.

Commencing with Fiscal 2014, the minimum yearly royalty amount applicable to our agreement with Target for Cherokee-branded products (excluding the school uniforms category) is $10.5 million, which includes the U.S. and Canada, and the minimum royalty amount for products in the school uniforms category is $0.8 million.  Based upon our ongoing strategic initiatives, our recent expansion of our relationship with Target to include the category of school uniforms and the territory of Canada for the Cherokee brand and our assumption of a separate agreement with Target covering our Liz Lange and Completely Me by Liz Lange brands, we believe that our future revenues from Target may increase as compared to those reported in Fiscal 2013. Because we do not have direct oversight over Target, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. We are currently providing suggested guidance to Target in the marketing and sales of Cherokee branded products and expect this will continue in future periods.

Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products in various categories in the U.S., we expect that our first quarter will continue to be our highest revenue and profitability quarter and fourth quarter to be our lowest quarter, though this may not always be the case.

Royalty revenues from our Cherokee brand at Target were $4.1 million and $9.4 million in the Second Quarter and Six Months, which accounted for 55%, and 61%, respectively, of our consolidated revenues for such periods.  Royalty revenues from our Cherokee brand at Target were $3.1 million and $8.3 million for the second quarter and six months of last year, which accounted for 49%, and 60%, respectively, of our consolidated revenues during such periods.

The revenues generated from all other licensing agreements during the Second Quarter and Six Months were $3.4 million and $6.1 million, respectively, compared to revenues of $3.2 million and $5.5 million and during the second quarter and six months of last year. These revenues accounted for 45% and 39% of our total revenues during the Second Quarter and Six Months, respectively, in comparison to 51% and 40% of our total revenues for the second quarter and six months of last year. We attribute this increase in revenues generated from licensing agreements other than our agreement with Target for the Cherokee brand primarily to increased sales by certain of our international licensees and to revenues attributable to our recently acquired Liz Lange brand.

International Revenues

The following table sets forth our international licensing revenues for the three and six month periods ended August 3, 2013 and July 28, 2012.

(amounts in thousands, except percentages)	Three Months Ended August 3, 2013		Three Months Ended July 28, 2012		Six Months Ended August 3, 2013		Six Months Ended July 28, 2012
International Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Non-Tesco Royalty Revenues	$1,914	25%	$2,500	40%	$3,701	24%	$4,308	31%
Total Tesco Cherokee Brand Royalty Revenue	$277	4%	$188	3%	$452	3%	373	3%
Total International Royalty Revenues	$2,191	29%	$2,688	43%	$4,153	27%	$4,681	34%

Tesco

Tesco’s retail sales of merchandise bearing the Cherokee brand, which for the Second Quarter and Six Months included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $9 million and $11.3 million, respectively, as compared to $5.4 million and $13.5 million for the second quarter and six months of last year. We believe the increase in Tesco’s retail sales during the Second Quarter is due to Tesco’s re-launch of the Cherokee brand in March 2013. The decrease in Tesco’s retail sales of Cherokee-branded products during the Six Months is primarily due to a historical reduction of Cherokee-branded product categories in the UK and Central European countries.

Royalty revenues from our Cherokee brand at Tesco were $0.3 million and $0.5 million for the Second Quarter and Six Months, respectively, compared to revenues of $0.2 million and $0.4 million for the second quarter and six months of last year. For the prior year periods, the revenues we received represent the minimum amounts Tesco is obligated to pay us under the Tesco license agreement, as Tesco did not reach the applicable sales minimums in either period.

Zellers

Revenues from Zellers totaled $0 million and $0.06 million in the Second Quarter and Six Months, respectively, compared to revenues of $0.7 million and $1.2 million in the second quarter and six months of last year. The decrease in royalties from Zellers Inc. or Zellers for the sale of Cherokee branded products in Canada is attributed to store closings. Beginning in February 2013, the sale of Cherokee branded products in Canada has transitioned from Zellers to Target.

Target Canada has opened 68 stores through July 30, 2013 and has plans to open an additional 124 stores through December 31, 2013. We expect to see growth in Target Canada through the remainder of 2013 as additional stores open. As of August 3, 2013, revenues from Target Canada have not offset the decline in revenues from Zellers described above.

Other International

Other international royalty revenues in the Second Quarter and Six Months were $1.9 million and $3.6 million, respectively, compared to revenues of $1.8 million and $3.1 million in the second quarter and six months of last year. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, Spain and other territories.

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against such licensee’s foreign currency results in lower royalty revenues from such licensee.  As the U.S. dollar has strengthened in recent periods, we believe the cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the Second Quarter and Six Months in comparison to the comparable prior year periods was an approximate $0.1 million decrease in royalties for the Second Quarter and approximately $0.2 million decrease for the Six Months.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the Second Quarter and Six Months were $4.2 million and $9.6 million, or 57% and 62% of revenues, respectively, compared to SG&A expenses of $3.6 million and $7.8 million, or 58% and 56% of revenues, respectively, during the second quarter and six months of last year. Included in this increase in SG&A expenses for the Second Quarter are the application of ($0.1) million of credits for professional and consulting fees that we believe will not recur and relate to services performed for us in connection with the identification and remediation of weaknesses highlighted in our Annual Report. Excluding this ($0.1) million of credits, our SG&A expenses for the Second Quarter would have been $4.3 million, or 58% of revenues, representing an increase of $0.7 million over the second quarter of Fiscal 2013. This $0.7 million increase was primarily due to higher personnel, development, and amortization expenses, which were partially offset by decreases in marketing and travel expenses.

Our SG&A expenses for the Six Months also include $1.0 million of professional and consulting fees that we believe will not recur and are related to the identification and remediation of weaknesses highlighted in our Annual Report. These fees included audit fees, legal fees and consulting fees to evaluate our control systems and procedures, perform Sarbanes-Oxley related testing and compliance work, and provide additional analysis around tax provision, expense oversight and reconciliation analysis. Excluding this $1.0 million in expenses, which we do not expect to recur, our SG&A expenses for the Six Months would have been $8.6 million, or 55% of revenues, representing an increase of $0.8 million over the comparable period of last year. This $0.8 million increase was primarily due to higher personnel expenses, partially offset by decreases in marketing, travel and recurring professional fees.

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense.  During the Second Quarter and Six Months, the increase was largely due to increased interest expense related to our long term debt, which was used to fund the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands and the Cherokee brand in the school uniforms category.

Tax Provision

During the Second Quarter and Six Months, we recorded a tax provision of $1.2 million and $2.1 million, which equates to an effective tax rate of 38.4% and 37.4%, as compared to a tax provision of $1.3 million and $2.3 million, and an effective tax rate of 39.1% and 38.3% recorded for the second quarter and six months of last year.  The effective tax rate for the Second Quarter and Six Months differs from the statutory rate due to permanent differences on certain expenses and the apportionment of income between state jurisdictions.

Net Income

During the Second Quarter and Six Months, our net income was $1.9 million and $3.6 million, or $0.23 and $0.42 per diluted share, respectively, compared to $1.6 million and $3.7 million, or $0.19 and $0.44 per diluted share, respectively, for the second quarter and six months of last year.

Liquidity and Capital Resources

Cash Flows.  On August 3, 2013, we had cash and cash equivalents of $2.8 million.  On February 2, 2013, we had cash and cash equivalents of $2.4 million, a $0.4 million increase.

During the Six Months, cash provided by our operations was $4.4 million, compared to cash provided by our operations of $5.5 million for the six months of Fiscal 2013.  The decrease in cash provided by operations of $1.1 million during the Six Months was primarily due to the changes in:  (i) accounts receivable, which increased by $1.6 million in the Six Months, as compared to an increase of $0.6 million in the six months of Fiscal 2013, which was primarily due to the increase in royalty revenues for the Six Months; (ii) accounts payable, which increased by $0.3 million in the Six Months, as compared to an increase of $0.7 million in the six months of Fiscal 2013; and (iii) other accrued liabilities, which increased by $0.08 million in the Six Months, as compared to an increase of $1.1 million in the six months of Fiscal 2013.

Cash used by investing activities during the Six Months was $0.8 million, which was comprised of $0.3 million of capital expenditures of property and equipment, and $0.5 million in trademark acquisition, registration and renewal fees for the Cherokee, Liz Lange, Sideout and Carole Little brands.  In comparison, during the six months of Fiscal 2013, cash used by investing activities was $0.5 million, which was comprised of $0.4 million of capital expenditures of office equipment, and $0.1 million in trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $3.2 million during the Six Months, which consisted of payments of $1.5 million pursuant to the Term Loan and our payment of dividends of $1.7 million in March and June 2013.  In comparison, during the six months of Fiscal 2013, cash used in financing activities was $10.3 million, which consisted of our payment of $6.9 million to repay in full the prior loan and our payment of dividends totaling $3.4 million.

Uses of Liquidity. Our cash requirements over the next twelve months are primarily to fund operations, working capital, and at our discretion and subject to the terms of our credit agreement repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures. Our Board may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock are subject to negative covenants contained in our credit agreement and, assuming the satisfaction or waiver by JPMorgan of such covenants, will be made at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

Sources of Liquidity.  We expect our primary sources of liquidity to be cash flow generated from operations, cash and cash equivalents currently on hand, and funds made available to us pursuant to our Revolver. We believe our cash flow from operations together with our cash and cash equivalents currently on hand and access to funds pursuant to the Revolver will be sufficient to meet our working capital, capital expenditure, and other commitments for the next twelve months. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.

As of August 3, 2013, we were not the guarantor of any other material third-party obligations. As of August 3, 2013, we did not have any irrevocable repurchase obligations.

If our cash flows during Fiscal 2014 after payment of our operating costs are lower than Fiscal 2013, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands, and we could fall out of compliance with the terms of our credit agreement. If such cash flows during Fiscal 2014 are materially lower than Fiscal 2013, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

Seasonality

We have agreed to certain contractual royalty rate reductions with Target for its sales of Cherokee branded products in various product categories in the U.S. in each fiscal year, which apply for future sales as certain sales volume thresholds are achieved. Historically, with Target, this has caused our first quarter to be our highest revenue and profitability quarter and our fourth quarter to be our lowest revenue and profitability quarter. However, such historical patterns may vary in the future.

Inflation and Changing Prices

The benign rate of inflation over the past several years has not had a material effect on our revenues and profits. Since most of our future revenues are based upon a percentage of sales of the licensed products by our licensees, we do not anticipate that short term future inflation will have a material impact, positive or negative, on future financial results.

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against such licensee’s foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar has strengthened in recent periods, we believe the cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the Second Quarter and Six Months in comparison to the comparable prior year periods was an approximate $0.1 million decrease in royalties for the Second Quarter and approximately $0.2 million decrease for the Six Months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  In relation to our term loan with JPMorgan Chase, a 100 basis point increase in the interest rate would have an immaterial impact on interest expense for the period ended August 3, 2013.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could materially impact our results of operations and cash flow.  For the Six Months, international licensing royalties comprised 27% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our Six Months revenues by approximately $0.4 million, which represents 3% of the total revenues reported for the Six Months.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report as a result of un-remediated material weaknesses related to the items described in Item 9A of our annual report on Form 10-K/A for the fiscal year ended February 2, 2013 (our “Annual Report”).

(b)   Changes in Internal Controls Over Financial Reporting.  As described in Item 9A in our Annual Report, we identified material weaknesses in our internal control over financial reporting.  As discussed in our Annual Report and in Item 4 of our report on Form 10-Q for the three months ended May 4, 2013, we have designed and implemented a remediation plan to enhance our control procedures with respect these material weaknesses. This remediation plan includes (1) hiring third parties to evaluate and assist management in changing logical access controls to ensure proper segregation of duties, (2) increased use of third party advisors with appropriate expertise to assist management with the preparation and review of our quarterly and annual income tax provisions, (3) utilization of third party programs and resources to assist management with the documentation and validation of the stock based awards’ fair value calculations, and (4) reconciling all balance sheet accounts and credit card expenses on a monthly basis including requiring formal reviews and signoffs of the reconciliations by the appropriate level of management.  As of the date of this Quarterly Report, our remediation efforts continue related to each of the material weaknesses reported in our Annual Report.  During the Second Quarter, we have hired an internal audit firm to assist us with the development and implementation of new controls, implemented controls, and are in the process of testing the design and effectiveness of these controls.  We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, but we have not completed the corrective processes and procedures identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the identified material weaknesses, we will perform additional procedures prescribed by management and our Audit Committee to ensure that our financial statements continue to be fairly stated in all material respects.  We expect that our remediation efforts, including design, implementation and testing will continue throughout the remainder of Fiscal 2014.

These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Other than the material changes regarding our remediation plan described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 3, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Most of our revenues are generated from retailers who license our brands for manufacture and sale of products bearing our brands in their stores. Under our existing agreements, these licensees pay us licensing fees based in part on the retail value of the products sold. We rely on our licensees to accurately report the retail value of products sold in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and marketing efforts. All of our license agreements permit us to audit our licensees. If any of our licensee reports understate the retail sales of products they sell, we may not collect and recognize revenues to which we are entitled, or may endure significant expense to obtain compliance.

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

Our revenues are dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to grow or maintain their businesses could cause our revenues to suffer. Further, while we are substantially dependent on our relationship with Target, the concurrent failure by several of our other material licensees to meet their financial obligations to us could materially and adversely impact our results of operation and our financial condition.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A of our annual report on Form 10-K/A for Fiscal 2013 (the “Annual Report”) and as set forth in Item 4 of this report on Form 10-Q, management has identified material weaknesses in our internal control over financial reporting as of February 2, 2013 and which were not fully remediated as of August 3, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of February 2, 2013 and as of August 3, 2013 based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—Integrated Framework.

We have developed a remediation plan that is designed to address these material weaknesses, which we began implementing during the First Quarter and continued to implement during the Second Quarter. Our remediation efforts continue related to each of the material weaknesses reported in our Annual Report and we expect that our remediation efforts, including design, implementation and testing will continue throughout the remainder of Fiscal 2014.  While we believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, we have not completed the corrective processes and procedures identified herein. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and litigation. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

We hold various trademarks including Cherokee, Sideout, Liz Lange, Completely Me by Liz Lange, Carole Little and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in numerous other countries. We also hold several trademark applications for Cherokee, Liz Lange and Sideout in approximately 100 countries. There can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor. Further, if any adverse ruling in any such matter occurs, any resulting limitations in our ability to market or license our brands could have a material adverse effect on our business, financial condition and results of operations.

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

In order to fund our acquisition of the Liz Lange brands, we entered into a credit facility with JP Morgan Chase on September 4, 2012. We increased the size of our credit facility on January 31, 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms category. The size of our credit facility currently totals approximately $17 million, consisting of a $16.6 million 5-year term loan (of which approximately $15 million in principal was outstanding as of August 3, 2013) and a $2 million 3-year revolving line of credit. Our indebtedness under the credit agreement could adversely affect our operations and liquidity, by, among other things: making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; causing us to use a larger portion of our cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, product development and capital expenditures and other business activities; making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures and other general corporate purposes.

In addition, the terms of our indebtedness contain various restrictions and covenants regarding the operation of our business, including covenants that require us in certain circumstances to obtain JP Morgan’s consent before we can: (i) incur additional indebtedness, (ii) consummate acquisitions, mergers or consolidations, or (iii) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. Our credit agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” not to exceed 2.0 to 1.0. Further, as collateral for the credit agreement, we granted a security interest in favor of JP Morgan in all of our assets (including trademarks), and our indebtedness is guaranteed by Cherokee’s wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC. In the event of a default under the credit agreement, JPMorgan Chase has the right to terminate its obligations under the credit agreement, accelerate the payment on any unpaid balance of the credit agreement and exercise its other rights including foreclosing on our assets under the security agreements. Our failure to comply with the terms of our indebtedness could result in a material adverse effect to our business, including our financial condition and our liquidity.

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

Although we have paid dividends during each quarter since December 2003, and including during the first and second quarters of Fiscal 2014, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. In addition, pursuant to our Credit Agreement with JPMorgan Chase, we are prohibited from paying dividends in the event that we would be in violation of our covenant regarding our “fixed charge coverage ratio” after giving effect to any proposed dividend or are otherwise then in default of such agreement. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including Cherokee’s financial condition, results of operations, cash flow, capital requirements and other factors. In Fiscal 2013, we paid a total of $5.9 million in dividends, which was less than our net income of $6.8 million for Fiscal 2013. Should our cash from operations be lower in future periods, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

10.1

Cherokee Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A of the Cherokee Inc. Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which was filed with the Commission on May 31, 2013).

10.2*	Form of Stock Option Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at August 3, 2013 and February 2, 2013; (ii) Consolidated Statement of Operations for the three and six months ended August 3, 2013 and July 28, 2012; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended August 3, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended August 3, 2013 and July 28, 2012; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

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

Dated: September 12, 2013

CHEROKEE INC.

	By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)