Form 10-Q
period 2013-11-02
CHEROKEE INC
filed 2013-12-12
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2013.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2013
Common Stock, $.02 par value per share	8,403,500

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	November 2, 2013	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$3,462	$2,424
Receivables	6,131	5,147
Income taxes receivable	—	779
Prepaid expenses and other current assets	365	426
Deferred tax asset	48	48
Total current assets	10,006	8,824
Trademarks, net	21,930	22,131
Deferred tax asset	2,222	1,693
Property and equipment, net	1,201	945
Other assets	52	59
Total assets	$35,411	$33,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrueds	$1,428	$1,125
Short term debt	3,527	3,291
Income taxes payable	245	—
Accrued dividends	840	840
Deferred revenue	74	80
Accrued compensation payable	244	63
Total current liabilities	6,358	5,399
Long term liabilities:
Long term debt	10,583	13,228
Income taxes payable	1,404	1,316
Other non-current	113	183
Total liabilities	18,458	20,126
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,403,500 issued and outstanding at November 2, 2013 and 8,400,168 issued and outstanding at February 2, 2013	167	167
Additional paid-in capital	21,073	20,249
Retained earnings (deficit)	(4,287)	(6,890)
Total stockholders’ equity	16,953	13,526
Total liabilities and stockholders’ equity	$35,411	$33,652

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(amounts in thousands, except per share amounts)

	Three Months ended		Nine Months ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Royalty revenues	$6,684	$6,730	$22,232	$20,551
Selling, general and administrative expenses	4,062	3,404	13,673	11,203

Operating income	2,622	3,326	8,559	9,348

Other income (expense):
Interest (expense)	(116)	(65)	(371)	(138)
Interest income and other income (expense), net	(2)	3	3	15

Total other income (expense), net	(118)	(62)	(368)	(123)

Income before provision for income taxes	2,504	3,264	8,191	9,225

Income tax provision	941	1,187	3,068	3,469

Net income	$1,563	$2,077	$5,123	$5,756

Basic earnings per share	$0.19	$0. 25	$0.61	$0.69

Diluted earnings per share	$0.19	$0.25	$0.61	$0.68

Weighted average shares outstanding:
Basic	8,396	8,397	8,394	8,392

Diluted	8,408	8,436	8,406	8,405

Dividends declared per share	$0.10	$0.10	$0.30	$0.50

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$1,563	$2,077	$5,123	$5,756
Other comprehensive income	—	—	—	—
Comprehensive income	$1,563	$2,077	$5,123	$5,756

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at February 2, 2013	8,400	$167	$20,249	$(6,890)	$13,526
Stock-based compensation including tax effect			788		788
Stock option exercises	3	—	36		36
Accrued and paid dividends				(2,520)	(2,520)
Net income				5,123	5,123
Balance at November 2, 2013	8,403	$167	$21,073	$(4,287)	$16,953

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Operating activities
Net income	$5,123	$5,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	257	136
Amortization of trademarks	712	1,069
Deferred income taxes	(441)	(371)
Stock-based compensation including tax effect	788	647
Other, net	(44)	(181)
Changes in operating assets and liabilities:
Receivables	(984)	(1,256)
Prepaid expenses and other current assets	61	(513)
Income taxes receivable, net	779	275
Accounts payable and other accrueds	(197)	960
Deferred revenue	(6)	(216)
Accrued compensation	181	(219)
Other accrued liabilities	245	1,137

Net cash provided by operating activities	6,474	7,224

Investing activities
Purchase of property and equipment	(513)	(403)
Purchases of trademarks, including registration and renewal costs	(17)	(13,836)

Net cash used in investing activities	(530)	(14,239)

Financing activities
Proceeds from JP Morgan term loan	—	13,000
Payments of US Bank Term Loan and promissory note	—	(6,938)
Payments of JP Morgan Term Loan	(2,422)	—
Proceeds from exercise of stock options	36	67
Dividends	(2,520)	(5,030)

Net cash used in financing activities	(4,906)	1,099

Increase (decrease) in cash and cash equivalents	1,038	(5,916)
Cash and cash equivalents at beginning of period	2,424	7,421

Cash and cash equivalents at end of period	$3,462	$1,505

Cash paid during period for:
Income taxes	$2,498	$1,481
Interest	349	138
Non-cash financing activities:
Accrued and declared dividends	$840	$840

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of November 2, 2013 and for the three and nine month periods ended November 2, 2013 and October 27, 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of the Company and its subsidiaries and have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Inc. (“Cherokee” or the “Company”) are necessary for a fair statement of the financial position and the results of operations for the periods presented.  All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of February 2, 2013 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and nine month periods ended November 2, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending February 1, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended February 2, 2013.

As used herein, the term “First Quarter” refers to the three months ended May 4, 2013; the term “Second Quarter” refers to the three months ended August 3, 2013; the term “Third Quarter” refers to the three months ended November 2, 2013; the term “Nine Months” refers to the nine months ended November 2, 2013; the term “Fiscal 2015 refers to our fiscal year ending January 31, 2015; the term “Fiscal 2014” refers to our fiscal year ending February 1, 2014; the term “Fiscal 2013” refers to our most recent past fiscal year ended February 2, 2013; and the term “Fiscal 2012” refers to our fiscal year ended January 28, 2012.

Immaterial out of Period Adjustment

During the Third Quarter, the Company identified a prior period adjustment, which would have affected the previous balance sheets, income statements, statements of cash flows, statements of stockholders’ equity and certain footnote disclosures of interim periods ended May 4, 2013, and August 3, 2013 and for the annual period for Fiscal 2013. The Company previously reported the amounts relating to transaction costs and contingent consideration for the Company’s acquisition of assets related to the Liz Lange and Completely Me by Liz Lange brands in September 2012, and for the Company’s acquisition of rights to the Cherokee brand in the category of school uniforms in January 2013, based on its determination that such transactions were appropriately classified as asset acquisitions rather than business combinations.  During the Third Quarter, the Company revisited and further considered the appropriate accounting guidance with respect to this matter using the guidance applicable to business combinations, including whether the resulting adjustment causes any of the Company’s previously issued consolidated financial statements to be materially misstated. The Company has concluded that the foregoing adjustment is not material to any of its applicable prior reporting period results, and that no previously filed reports require amendment. The Third Quarter correction of this item had a net balance sheet effect of approximately $50,000 and a net income statement effect of approximately $50,000. During the Third Quarter, the Company recorded these prior period amounts to correct this adjustment.

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

Acquisition of Cherokee School Uniforms; Amendment to Target Agreement

On January 31, 2013, the Company entered into an asset purchase agreement pursuant to which the Company acquired various rights relating to the Cherokee brand in the category of school uniforms in exchange for a cash payment of $4.25 million. Cherokee previously sold such rights to the seller in July 1995. In connection with this acquisition, the Company entered into a multi-year amendment to the license agreement with Target Inc. (“Target”) to include the category of school uniforms. Pursuant to such amendment, Target agreed to pay Cherokee an annual royalty rate for its sales of Cherokee-branded children’s school uniforms products in the United States fixed at 2% of Target’s net sales of such products and subject to a minimum annual royalty of $0.8 million.

(2)   Summary of Significant Accounting Policies

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of our licensees, current economic conditions, bankruptcy, and other factors that may affect our licensees’ ability to pay. There was no allowance for doubtful accounts as of November 2, 2013 or February 2, 2013.

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

In order to ensure that Cherokee’s licensees are appropriately reporting and calculating royalties owed to Cherokee, all of Cherokee’s license agreements include audit rights to allow Cherokee to validate the royalties paid. Any revenue resulting from these audits, or other audits, is recognized in the financial statement of the current reporting period.

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

Property and Equipment (amounts in thousands)

Property and equipment consist of the following:

	November 2, 2013	February 2, 2013
Computer Equipment	$338	$285
Software	49	34
Furniture and Store Fixtures	1,036	595
Leasehold Improvements	317	312
Less: Accumulated depreciation	(539)	(281)
Property and Equipment, net	$1,201	$945

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

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the term of the licensee agreement. Leasehold improvements are depreciated over the shorter of five years, or the life of the lease term.  Depreciation expense was $89 and $257 for the three and nine month periods ended  November 2, 2013, respectively, and $54 and $136 for the three and nine month periods ended October 27, 2012, respectively.

Earnings Per Share Computation (amounts in thousands)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended November 2, 2013 and October 27, 2012:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$1,563	$2,077	$5,123	$5,756

Denominator:
Denominator for net income per common share — weighted average shares	8,396	8,397	8,394	8,392
Effect of dilutive securities:
Stock options	12	39	12	13

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,408	8,436	8,406	8,405

The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 1,033 and 974 anti-dilutive shares for the three and nine month periods ended November 2, 2013, respectively, and 773 anti-dilutive shares for each of the three and nine months periods ended October 27, 2012.

Significant Contracts

The current terms of the Company’s relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and recently amended on January 31, 2013 to add the category of school uniforms and again on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee-branded products in the category of adult merchandise on Target’s website (target.com) in Fiscal 2015 and in future periods (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the “Target Canada Agreement”), the terms of the Restated Target Agreement apply to the territory of Canada effective as of February 1, 2013. The current term of the Restated Target Agreement continues through January 31, 2014; however, the Restated Target Agreement will automatically renew for Fiscal 2015 as described below.

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

Common Stock

On October 4, 2013, the Company’s Board of Directors authorized the potential repurchase of up to one million shares of the Company’s issued and outstanding common stock on such terms as may be approved by the Board of Directors. During the Third Quarter, the Company did not repurchase any shares of common stock.

Stock-Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Award Plan, or the 2013 Plan. The 2013 Plan serves as the successor to the 2006 Incentive Award Plan, or the 2006 Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan). The 2013 plan authorized to be issued 700,000 additional shares of Common Stock, and (ii) 75,483 shares of Common Stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards granted under the 2006 Plan continue to be governed by its terms. Any such shares of Common Stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as Common Stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity-based awards to officers, other employees, and directors. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The Company has also granted non-plan options to certain executives as a material inducement for employment.

The Company accounts for stock options under authoritative guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values.

The Company estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the consolidated statements of income. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the award’s service period.

Stock-based compensation expense recognized for the Nine Months was $0.8 million, as compared to $0.6 million for the comparable period in the prior year.

A summary of all activity for the Company’s stock options for the Nine Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at February 2, 2013	1,075,000	$16.37	4.49	$424,830
Granted	153,500	$12.83
Exercised	(3,332)	10.92
Canceled/forfeited	(81,668)	$14.65

Outstanding, at November 2, 2013	1,143,500	$16.04	4.06	$477,080

Vested and Exercisable at November 2, 2013	686,323	$16.82	3.41	$170,160

Non-vested and not exercisable at November 2, 2013	457,177	$14.87	5.04	$306,920

As of November 2, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 2.18 years.  The total fair value of all options which vested during the Nine Months was $0.7 million.

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

Compensation expense on shares of restricted stock and performance stock units for the Nine Months was $0.1 million compared to $0 for the comparable period in the prior year.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at February 2, 2013	7,500	$13.27
Granted	79,500	$4.99
Vested	—	—
Forfeited	—	—
Unvested stock at November 2, 2013	87,000	$5.70

As of November 2, 2013, total unrecognized stock-based compensation expense related to restricted stock and performance stock units was approximately $0.4 million, which is expected to be recognized over a weighted average period of approximately 2.05 years.

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

Trademark registration and renewal fees are capitalized and are amortized on a straight-line basis over the estimated useful lives of the assets. Trademark acquisitions are capitalized and are either amortized on a straight-line basis over the estimated useful lives of the assets, or are capitalized as indefinite-lived assets, if no legal, regulatory, contractual, competitive, economic, or other factors limit its useful life to Cherokee. Trademarks are evaluated for the possibility of impairment and are tested, at least annually, for impairment through the use of discounted cash flow models.

Trademarks consist of the following:

	November 2, 2013	February 2, 2013
Acquired Trademarks	$28,995	$28,503
Other Trademarks	8,514	8,488
Accumulated amortization	(15,579)	(14,860)
Total	$21,930	$22,131

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

Income Taxes (amounts in thousands)

Income tax expense of $941 was recognized for the Third Quarter, resulting in an effective tax rate of 37.6% in the Third Quarter, as compared to 36.4% in the third quarter of last year and compared to 37.1% for the full year of Fiscal 2013. The effective tax rate for the Third Quarter differs from the statutory rate due to permanent differences on certain expenses and the apportionment of income between state jurisdictions.

The amount of unrecognized tax benefits was approximately $1,055 and $1,027, respectively, at November 2, 2013 and February 2, 2013. At November 2, 2013, approximately $686 of unrecognized tax benefits would, if recognized, affect the effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for the Third Quarter was $14, as compared with $7 in the third quarter of last year. As of November 2, 2013 and February 2, 2013, respectively, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $348 and $290.

Due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be greater or less than the amounts accrued by the Company. Accordingly, the Company’s provision on federal and state matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of November 2, 2013, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

The Company files income tax returns in the U.S. federal and California and certain other state jurisdictions. For federal income tax purposes, the fiscal 2011 and later tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, the fiscal 2010 and later tax years remain open for examination by the tax authorities under a four year statute of limitations.

Marketing and Advertising (amounts in thousands)

Generally, the Company’s direct to retail licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs totaled $580 and $1,157 for the nine month periods ended November 2, 2013 and October 27, 2012, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build our licensed brands in their respective territories; the amounts paid for the nine month periods ended November 2, 2013 and October 27, 2012 were $38 and $348, respectively, and are included in the total marketing, advertising and promotional costs above.

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

(3)    Dividends (amounts in thousands, except per share amounts)

On January 29, 2013, our Board of Directors declared a dividend of $840, or $0.10 per share, which was paid on March 15, 2013.  On April 17, 2013, our Board of Directors declared a dividend of $840, or $0.10 per share, which was paid on June 15, 2013 to stockholders of record as of June 1, 2013. On August 8, 2013, our Board of Directors declared a dividend of $840, or $0.10 per share, which was paid on September 16, 2013 to stockholders of record as of September 2, 2013. On November 1, 2013, our Board of Directors declared a dividend of $840, or $0.10 per share, which will be paid on or about December 16, 2013 to stockholders of record as of December 2, 2013.

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

The Loan is comprised of (a) a term loan in the initial principal amount of $16.6 million (of which approximately $14 million in principal is outstanding as of November 2, 2013) (the “Term Loan”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%; and (b) a revolving line of credit in the principal amount of $2 million (the “Revolver”), with interest on each advance equal to either: (i) an adjusted annual LIBOR rate-reset monthly, bi-monthly or quarterly, plus 2.25% or (ii) JPMorgan’s annual prime rate minus 0.25%, with a floor equal to the 1 month LIBOR Rate plus 2.5%. The principal outstanding under the Term Loan is to be repaid on a quarterly basis, commencing on November 20, 2012 and continuing through August 31, 2017, in equal principal installments of (i) $0.65 million for the period ended on February 28, 2013 and (ii) $0.89 million thereafter, together with interest payments made monthly as set forth in the Term Loan. The Revolver matures in September 2015 and is to be repaid in monthly interest payments on any principal then outstanding, with the balance of any then-outstanding principal and interest to be repaid at maturity. Cherokee paid an upfront fee equal to $0.07 million in connection with the issuance of the Term Loan and is obligated to pay a monthly non-usage fee of 0.25% per annum, in arrears, computed on the average daily unused portion of the Revolver, subject to Cherokee’s right to terminate the Revolver prior to maturity. In addition, Cherokee is obligated to pay an unspecified amount to be determined by JPMorgan to compensate it for its loss in the event that Cherokee elects to repay all or a portion of the Loan prior to its maturity. The proceeds from the Term Loan were borrowed to fund the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands and the Cherokee brand in the school uniforms category.

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

Other

As part of the acquisition of Liz Lange and Completely Me by Liz Lange, the Company paid an earn-out payment of $0.4 million in March 2013 and agreed to pay an additional earn-out payment of $0.5 million (for a total of up to $0.9 million in contingent consideration), which additional earn-out payment is payable upon satisfaction of certain revenues attributable to the acquired assets during Fiscal 2014. In addition, as part of the acquisition, Cherokee agreed to assume the seller’s obligations under various agreements, including a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the assets.

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

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
North America (U.S., Canada and Mexico)	$4,991	$5,138	$17,022	$15,570
United Kingdom	153	153	558	417
Rest of Europe	100	144	311	477
South Africa and Other	1,440	1,295	4,341	4,087
Total	$6,684	$6,730	$22,232	$20,551

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

We own several trademarks, including Cherokee®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Liz Lange®, Completely Me by Liz Lange®, and others. We have twenty-eight continuing license agreements covering both domestic and international markets. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

Results of Operations

Revenues

In the three and nine month periods ended November 2, 2013 (the “Third Quarter” and the “Nine Months”, respectively), our revenues totaled $6.7 million and $22.2 million, respectively, as compared to $6.7 million and $20.6 million in the third quarter and nine months of last year. Revenues for all periods were primarily generated from licensing our trademarks to retailers and to a lesser extent wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. Revenues for the Third Quarter were flat when compared to revenues for the same period in the prior year.  The increase in revenues for the Nine Months of $1.6 million is primarily attributable to $1.8 million increase in revenue from our Liz Lange brand, a $0.6 million increase related to sales of Cherokee-branded products at Target in the U.S. other than school uniforms and a $0.6 million increase related to sales of Cherokee branded products in the category of school uniforms, which were partially, offset by a $1.4 million decrease in revenues for Cherokee branded products in Canada..

Total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $363 million and $1,017 million and approximately $352 million and $975 million in the third quarter and nine month periods of Fiscal 2014 and Fiscal 2013, respectively. The majority of this increase in retail sales is due to increased demand for Cherokee-branded products at Target.

The following table sets forth our revenues for the three and nine month periods ended November 2, 2013 and October 27, 2012.

(dollar amounts in	Three Months Ended November 2, 2013		Three Months Ended October 27, 2012			Nine Months Ended November 2, 2013		Nine Months Ended October 27, 2012
thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	% Change	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	% Change
Target Cherokee Brand Royalty Revenues*	$3,450	52%	$3,877	58%	(11)%	$12,856	58%	$12,214	59%	5%
All Other Sources of Revenues	3,234	48%	2,853	42%	13%	9,376	42%	8,337	41%	12%
Total Royalty Revenue	$6,684	100%	$6,730	100%	(1)%	$22,232	100%	$20,551	100%	8%

*The foregoing table excludes revenues from Target for sales of Cherokee-branded products in the school uniforms category and in Canada, which we began receiving in Fiscal 2014.

Royalty revenues from our Cherokee brand at Target were $3.5 million and $12.9 million in the Third Quarter and Nine Months, which accounted for 52%, and 58%, respectively, of our consolidated revenues for such periods.  Royalty revenues from our Cherokee brand at Target were $3.9 million and $12.2 million for the third quarter and nine months of last year, which accounted for 58%, and 59%, respectively, of our consolidated revenues during such periods. The decrease of $0.4 million for the Third Quarter is primarily due to the contractual royalty rate reductions we receive pursuant to our agreement with Target as certain sales volume thresholds are achieved for Cherokee branded products in various categories in the U.S., and the volume thresholds were met earlier this year.

The revenues generated from all other licensing agreements during the Third Quarter and Nine Months were $3.2 million and $9.4 million, respectively, compared to revenues of $2.9 million and $8.3 million during the third quarter and nine months of last year. These revenues accounted for 48% and 42% of our total revenues during the Third Quarter and Nine Months, respectively, in comparison to 42% and 41% of our total revenues for the third quarter and nine months of last year. We attribute this increase in revenues generated from licensing agreements other than our agreement with Target for the Cherokee brand primarily to increased sales by certain of our international licensees and to revenues attributable to our recently acquired Liz Lange brand.

Target

Target currently has approximately 1,797 stores in the United States. Retail sales of Cherokee branded products at Target increased in the Third Quarter by 1% to $280 million from the $276 million reported in the third quarter of last year. Retail sales of Cherokee branded products at Target increased in the Nine Months by 9% to $807 million from the $739 million reported in the comparable period of last year. The increase in retail sales is attributable to increased demand for, and sales of, Cherokee- branded products in the U.S. as well as an increase in product categories. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year with respect to Cherokee branded products in various product categories in the U.S. Our agreement with Target provides for a fixed royalty percentage of Target’s retail sales in Canada and a separate multi-year amendment related to Cherokee branded products in the category of school uniforms.

In addition, in September 2012 we assumed a separate license agreement with Target in connection with our acquisition of the Liz Lange and Completely Me by Liz Lange brands, pursuant to which Target pays a fixed percentage of net sales of its products bearing such brands in the U.S.

Commencing with Fiscal 2014, the minimum yearly royalty amount applicable to our agreement with Target for Cherokee-branded products (excluding the school uniforms category) is $10.5 million, which includes the U.S. and Canada, and the minimum royalty amount for products in the school uniforms category is $0.8 million.  Based upon our ongoing strategic initiatives, our recent expansion of our relationship with Target to include the category of school uniforms and the territory of Canada for the Cherokee brand and our assumption of a separate agreement with Target covering our Liz Lange and Completely Me by Liz Lange brands, we believe that our future revenues from Target may increase as compared to those reported in Fiscal 2013. Because we do not have direct oversight over Target, we do not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. We are currently providing suggested guidance to Target in the marketing and sales of Cherokee branded products and expect this will continue in future periods.

Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products in various categories in the U.S., we expect that our first quarter will continue to be our highest revenue and profitability quarter and fourth quarter to be our lowest quarter, though this may not always be the case.

International Revenues

The following table sets forth our international licensing revenues for the three and nine month periods ended November 2, 2013 and October 27, 2012.

(amounts in thousands, except percentages)	Three Months Ended November 2, 2013		Three Months Ended October 27, 2012			Nine Months Ended November 2, 2013		Nine Months Ended October 27, 2012
International Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	% Change	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	% Change
Total Canada Royalty Revenues	$110	2%	$525	8%	(79)%	$277	1%	$1,724	8%	(84)%
Total Tesco Cherokee Brand Royalty Revenue	$178	3%	$175	3%	2%	$631	3%	$547	3%	15%
Total Other International	$1,831	27%	$1,638	24%	12%	$5,500	25%	$4,797	23%	15%
Total International Royalty Revenues	$2,119	32%	$2,338	35%	(9)%	$6,408	29%	$7,068	34%	(9)%

Canada

Revenues from Canada totaled $0.1 million and $0.3 million in the Third Quarter and Nine Months, respectively, compared to revenues of $0.5 million and $1.7 million in the third quarter and nine months of last year. The decrease in royalties for the sale of Cherokee branded products in Canada is attributed to Zeller’s store closings in Canada. Beginning in February 2013, the sale of Cherokee branded products in Canada has transitioned from Zellers to Target.

Target Canada has plans to open a total of 124 stores by the end of calendar 2013. We expect to see growth in Target Canada through the remainder of Fiscal 2014 as additional stores open. Revenues from Target Canada totaled $0.1 million and  $0.2 million for the Third Quarter and Nine Months, respectively, compared to Zeller’s revenue of $0.5 million and $1.7 million in the third quarter and nine months of last year.

Tesco

Tesco’s retail sales of merchandise bearing the Cherokee brand, which for the Third Quarter and Nine Months included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $4.5 million and $15.5 million, respectively, as compared to $1.6 million and $15.1 million for the third quarter and nine months of last year. We believe the increase in Tesco’s retail sales during the Third Quarter and Nine Months is due to Tesco’s re-launch of the Cherokee brand in March 2013.

Royalty revenues from our Cherokee brand at Tesco were $0.2 million and $0.6 million for the Third Quarter and Nine Months, respectively, compared to revenues of $0.2 million and $0.5 million for the third quarter and nine months of last year. For the prior year periods, the revenues we received represent the minimum amounts Tesco is obligated to pay us under the Tesco license agreement, as Tesco did not reach the applicable sales minimums in either prior year period.

Other International

Other international royalty revenues in the Third Quarter and Nine Months were $1.8 million and $5.5 million, respectively, compared to revenues of $1.6 million and $4.8 million in the third quarter and nine months of last year. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, Spain and other territories.

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against such licensee’s foreign currency results in lower royalty revenues from such licensee.  As the U.S. dollar has strengthened in recent periods, we believe the cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the Third Quarter and Nine Months in comparison to the comparable prior year periods was an approximate $0.1 million decrease in royalties for the Third Quarter and approximately $0.3 million decrease for the Nine Months.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the Third Quarter and Nine Months were $4.1 million and $13.7 million, or 61% and 62% of revenues, respectively, compared to SG&A expenses of $3.4 million and $11.2 million, or 51% and 55% of revenues, respectively, during the third quarter and nine months of last year. This $0.7 million increase for the Third Quarter when compared to the third quarter of last year was primarily related to personnel and development costs required to further maximize the 360-degree licensing model as we added to our infrastructure in anticipation of further growth in Fiscal 2015 including the launch of Cherokee branded adult products at Target dotcom and the expansion of our brand portfolio into new territories, which were partially offset by decreases in marketing and travel expenses.

Our SG&A expenses for the Nine Months includes approximately $1.0 million of professional and consulting fees that we believe will not recur and are related to the identification and remediation of weaknesses highlighted in our Annual Report. These fees included audit fees, legal fees and consulting fees to evaluate our control systems and procedures, perform Sarbanes-Oxley related testing and compliance work, and provide additional analysis around tax provision, expense oversight and reconciliation analysis. Excluding this approximately $1.0 million in expenses, which we do not expect to recur, our SG&A expenses for the Nine Months would have been $12.7 million, or 57% of revenues, representing an increase of $1.5 million over the comparable period of last year. This $1.5 million increase was primarily related to personnel and development costs required to further maximize the 360-degree licensing model as we added to our infrastructure in anticipation of further growth in Fiscal 2015 including the launch of Cherokee branded adult products at Target dotcom and the expansion of our brand portfolio into new territories, partially offset by decreases in marketing and travel expenses.

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense.  During the Third Quarter and Nine Months, the increase was largely due to increased interest expense related to our long term debt, which was used to fund the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands and the Cherokee brand in the school uniforms category.

Tax Provision

During the Third Quarter and Nine Months, we recorded a tax provision of $0.9 million and $3.1 million, which equates to an effective tax rate of 37.6% and 37.5%, as compared to a tax provision of $1.2 million and $3.5 million, and an effective tax rate of 36.4% and 37.6% recorded for the third quarter and nine months of last year.  The effective tax rates for the Third Quarter and Nine Months differ from the statutory rate due to permanent differences on certain expenses and the apportionment of income between state jurisdictions.

Net Income

During the Third Quarter and Nine Months, our net income was $1.6 million and $5.1 million, or $0.19 and $0.61 per diluted share, respectively, compared to $2.1 million and $5.8 million, or $0.25 and $0.68 per diluted share, respectively, for the third quarter and nine months of last year.

Liquidity and Capital Resources

Cash Flows.  On November 2, 2013, we had cash and cash equivalents of $3.5 million.  On February 2, 2013, we had cash and cash equivalents of $2.4 million, resulting in a $1.1 million increase as of November 2, 2013.

During the Nine Months, cash provided by our operations was $6.5 million, compared to cash provided by our operations of $7.2 million for the nine months of Fiscal 2013.  The decrease in cash provided by operations of $0.7 million during the Nine Months was primarily due to the changes in:  (i) prepaid expenses and other assets, which decreased by $0.06 million in the Nine Months, as compared to an increase of $0.5 million in the nine months of Fiscal 2013; (ii) accounts receivable, which increased by $1.0 million in the Nine Months, as compared to an increase of $1.3 million in the nine months of Fiscal 2013; (iii) tax receivable, which decreased by $0.8 million in the Nine Months, as compared to a decrease of $0.3 million in the nine months of Fiscal 2013; (iv) accounts payable, which decreased by $0.2 million in the Nine Months, as compared to an increase of $1.0 million in the nine months of Fiscal 2013; and (v) other accrued liabilities, which increased by $0.2 million in the Nine Months, as compared to an increase of $1.1 million in the nine months of Fiscal 2013.

Cash used by investing activities during the Nine Months was $0.5 million, which consisted of capital expenditures of property and equipment.  In comparison, during the nine months of Fiscal 2013, cash used by investing activities was $14.2 million, which was comprised of $0.4 million of capital expenditures on office equipment and $13.8 million for the purchase of the “Liz Lange” and “Completely Me by Liz Lange” brands and trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

Cash used in financing activities was $4.9 million during the Nine Months, which consisted of payments of $2.4 million pursuant to our term loan with JP Morgan and our payment of dividends of $2.5 million in March, June and September 2013.  In comparison, during the nine months of Fiscal 2013, cash used in financing activities was $1.1 million, which consisted of proceeds of $13 million from our credit agreement with JP Morgan, $6.9 million to repay in full our prior loan with U.S. Bank, and our payment of three dividends totaling $5.0 million.

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

As of November 2, 2013, we were not the guarantor of any other material third-party obligations. As of November 2, 2013, we did not have any irrevocable repurchase obligations.

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

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against such licensee’s foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar has strengthened in recent periods, we believe the cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the Third Quarter and Nine Months in comparison to the comparable prior year periods was an approximate $0.1 million decrease in royalties for the Third Quarter an approximate $0.3 million decrease for the Nine Months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  In relation to our term loan with JPMorgan Chase, a 100 basis point increase in the interest rate would have an immaterial impact on interest expense for the period ended November 2, 2013.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could materially impact our results of operations and cash flow.  For the Nine Months, international licensing royalties comprised 28% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our Nine Months revenues by approximately $0.6 million, which represents 2.8% of the total revenues reported for the Nine Months.

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

(b)   Changes in Internal Controls Over Financial Reporting.  As described in Item 9A in our Annual Report, we identified material weaknesses in our internal control over financial reporting.  As discussed in our Annual Report and in Item 4 of our quarterly reports on Form 10-Q for the three months ended May 4, 2013 and the three months ended August 3, 2013, we have designed and implemented a remediation plan to enhance our control procedures with respect to these material weaknesses. This remediation plan includes (1) hiring third parties to evaluate and assist management in changing logical access controls to ensure proper segregation of duties, (2) increased use of third party advisors with appropriate expertise to assist management with the preparation and review of our quarterly and annual income tax provisions, (3) utilization of third party programs and resources to assist management with the documentation and validation of the stock based awards’ fair value calculations, and (4) reconciling all balance sheet accounts and credit card expenses on a monthly basis including requiring formal reviews and approvals of the reconciliations by the appropriate level of management.  As of the date of this Quarterly Report, our remediation efforts continue related to each of the material weaknesses reported in our Annual Report.  During the three month period ended August 3, 2013 ( the “Second Quarter”), we hired an internal audit firm to assist us with the development and implementation of new controls and initiated the implementation and testing of our controls. During the three month period ended November 2, 2013, our remediation efforts consisted of further developing, implementing and testing our controls to improve their effectiveness.  We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, but we have not completed the corrective processes and procedures identified herein. Accordingly, as we continue to improve and monitor the effectiveness of our internal control over financial reporting in the areas affected by the identified material weaknesses, we will perform additional procedures prescribed by management and our Audit Committee to ensure that our financial statements continue to be fairly stated in all material respects.  We expect that our remediation efforts, including design, implementation and testing will continue throughout the remainder of Fiscal 2014.

These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that our processes and related controls are operating effectively.

Other than the material changes regarding our remediation plan described above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A of our annual report on Form 10-K/A for Fiscal 2013 (the “Annual Report”) and as set forth in Item 4 of this report on Form 10-Q, management has identified material weaknesses in our internal control over financial reporting as of February 2, 2013 and which were not fully remediated as of November 2, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of February 2, 2013 and as of November 2, 2013 based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—Integrated Framework.

We have developed a remediation plan that is designed to address these material weaknesses, which we began implementing during the First Quarter and continued to implement during both the Second Quarter and the Third Quarter. Our remediation efforts continue related to each of the material weaknesses reported in our Annual Report and we expect that our remediation efforts, including design, implementation and testing will continue throughout the remainder of Fiscal 2014.  While we believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, we have not completed the corrective processes and procedures identified herein. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and litigation. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

In order to fund our acquisition of the Liz Lange brands, we entered into a credit facility with JP Morgan Chase in September  2012. We increased the size of our credit facility in January 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms category. The size of our credit facility currently totals approximately $17 million, consisting of a $16.6 million 5-year term loan (of which approximately $14 million in principal was outstanding as of November 2, 2013) and a $2 million 3-year revolving line of credit. Our indebtedness under the credit agreement could adversely affect our operations and liquidity, by, among other things: making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; causing us to use a larger portion of our cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, product development and capital expenditures and other business activities; making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures and other general corporate purposes.

In addition, the terms of our indebtedness contain various restrictions and covenants regarding the operation of our business, including covenants that require us in certain circumstances to obtain JP Morgan’s consent before we can: (i) incur additional indebtedness, (ii) consummate acquisitions, mergers or consolidations, or (iii) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. Our credit agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of our “senior funded debt ratio” not to exceed 2.0 to 1.0. Further, as collateral for the credit agreement, we granted a security interest in favor of JP Morgan in all of our assets (including trademarks), and our indebtedness is guaranteed by our wholly owned subsidiaries, Spell C. LLC and Cherokee Brands, LLC. In the event of a default under the credit agreement, JPMorgan Chase has the right to terminate its obligations under the credit agreement, accelerate the payment on any unpaid balance of the credit agreement and exercise its other rights including foreclosing on our assets under the security agreements. Our failure to comply with the terms of our indebtedness could result in a material adverse effect to our business, including our financial condition and our liquidity.

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

Although we have paid dividends during each quarter since December 2003, and including during the first, second and third quarters of Fiscal 2014, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. In addition, pursuant to our credit agreement with JPMorgan Chase, we are prohibited from paying dividends that would cause us to violate our “fixed charge coverage ratio” covenant after giving effect to any proposed dividend or are otherwise then in default of such agreement. Our ability to generate excess cash from our operations in the future is dependent upon a variety of factors, including our financial condition, results of operations, cash flow, capital requirements and other factors. In Fiscal 2013, we paid a total of $5.9 million in dividends, which was less than our net income of $6.8 million for Fiscal 2013. Should our cash from operations be lower in future periods, we will reduce the excess cash on our balance sheet and our Board of Directors may elect to further reduce or eliminate future dividend payments. Furthermore, should the dividend tax laws change such that taxes on dividends become higher than they currently are, we may further reduce or eliminate the dividends we pay to our stockholders in favor of other ways to increase value for our stockholders.

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

Our publicly-filed reports are reviewed from time to time by the SEC, and the audits of our financial statements are subject to review by the Public Company Accounting Oversight Board. Any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of our common stock.

The reports and other securities filings of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements. The SEC is required, pursuant to the Sarbanes-Oxley Act of 2002, to undertake a comprehensive review of a company’s report at least once every three years, although an SEC review may be initiated at any time.  Similarly, the Public Company Accounting Oversight Board (the “PCAOB”) periodically reviews selected audits performed by independent registered accounting firms, and it is possible that our audits will be selected for this review.  While we believe that our previously filed SEC reports comply, and we intend that all future reports, including our audited financials, will comply, in all material respects with the published rules and regulations of the SEC and that the audits of our financial statements have been performed in accordance with generally accepted auditing standards, we could be required to modify, amend or reformulate information contained in our filings as a result of any SEC or PCAOB review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

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

101†

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at November 2, 2013 and February 2, 2013; (ii) Consolidated Statement of Operations for the three and nine months ended November 2, 2013 and October 27, 2012; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended November 2, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended November 2, 2013 and October 27, 2012; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

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

Dated: December 12, 2013

CHEROKEE INC.

	By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)