Form 10-K
period 2014-02-01
CHEROKEE INC
filed 2014-04-17
CIK 844161

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014 or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of August 2, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $111.0 million (computed on the basis of the last trade of the common stock on the NASDAQ Global Select Market on August 2, 2013).

         As of April 11, 2014, the registrant had 8,403,500 shares of its common stock, par value $.02 per share, issued and outstanding.

Documents Incorporated by Reference:

         Certain portions of the registrant's proxy statement for the Annual Meeting of Stockholders (the "Proxy Statement") to be held on or about June 10, 2014, or portions of the registrant's Form 10-K/A, to be filed subsequent to the date hereof, are incorporated by this reference into Part III of this Report. Such Proxy Statement or Form 10-K/A will be filed with the Commission no later than 120 days after the conclusion of the registrant's fiscal year ended February 1, 2014.

CHEROKEE INC.

INDEX

PART I

Item 1.    BUSINESS

Introduction

        Cherokee Inc. (which may be referred to as we, us, our or the Company) is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Tony Hawk, Sideout and Carole Little brands and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, home and accessories.

        Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 5990 Sepulveda Boulevard, Sherman Oaks, California 91411, telephone (818) 908-9868. We maintain a website with the address www.thecherokeegroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        On January 10, 2014, through a wholly owned subsidiary, Hawk 900 Brands LLC, we entered into an asset purchase agreement with Quiksilver, Inc. and Hawk Designs, Inc., to which we acquired various assets related to the "Hawk" and "Tony Hawk" signature apparel brands and related trademarks. As consideration for the acquisition, Cherokee paid a cash purchase price equal to $19 million. In connection with this acquisition, Cherokee entered into an amended retail license agreement with a subsidiary of Kohl's Department Stores, Inc. Additional information regarding this acquisition and our restated license agreement with Kohl's is described below under the heading "Brands" and elsewhere in this annual report.

        We own several trademarks, including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. As of February 1, 2014, we had twenty-seven continuing license agreements covering both domestic and international markets. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

        In addition to licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying opportunities as a licensee or licensor for their brands or stores.

        We have a 52 or 53 week fiscal year ending on the Saturday nearest to January 31, which aligns us with our retailer licensees who generally also operate and plan using such a fiscal year. This results in a 53 week fiscal year approximately every four or five years. Our fiscal year ending February 1, 2014 was a 52 week fiscal year. In addition, certain of our international licensees report royalties to us for quarterly and annual periods which may differ from ours. We do not believe that the varying quarterly or annual period ending dates from our international licensees have a material impact upon our reported financial results, as these international licensees maintain comparable annual periods in which they report retail sales and royalties to us on a year-to-year basis.

        As used herein the term "First Quarter" refers to the three months ended May 4, 2013; the term "Second Quarter" refers to the three months ended August 3, 2013; the term "Third Quarter" refers to the three months ended November 2, 2013; the term "Fourth Quarter" refers to the three months ended February 1, 2014; the term "Fiscal 2014" refers to the fiscal year ended February 1, 2014; the term "Fiscal 2013" refers to the fiscal year ended February 2, 2013; and the term "Fiscal 2012" refers to the fiscal year ended January 28, 2012.

Overview of Licensing Business

        The Cherokee brand, which began as a footwear brand in 1973, is an iconic American family lifestyle brand, offering classic, casual comfort at affordable prices. We acquired the Sideout brand, which offers an authentic, casual street and beach inspired "California Lifestyle", and related trademarks, in November 1997. The Carole Little, Saint Tropez-West, All That Jazz and Chorus Line brands and trademarks were acquired by us in December 2002, and are recognized women's brands. In September 2012, we acquired the Liz Lange and Completely Me by Liz Lange brands, which are one of the most recognized and respected maternity brands sold throughout North America. We acquired additional rights to the Cherokee brand in the category of school uniforms in January 2013, which will expand our overall product offering. In January 2014, we acquired the Hawk and Tony Hawk signature apparel brands, to further expand into the department store and specialty channels of distribution globally. Our primary emphasis is domestic and international Direct to Retail licensing. As of February 1, 2014, we had twenty-seven continuing license or brand representation agreements covering both domestic and international markets, fourteen of which pertained to the Cherokee brand.

        By entering into license agreements with recognizable retail partners in their respective global locations and providing them the authority to manufacture and sell products with our brands coupled with our proprietary 360 degree turn-key solution for product development, marketing and support services, management believes stockholder value will be maximized.

        In Direct to Retail licensing, we grant retailers a license to use the trademarks on certain product categories of merchandise. We collaborate with our licensees' product development staff and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks, and in some cases our licensees modify or expand the designs or create their own designs to suit their seasonal, regional and category needs. All products are subject to our pre-approved packaging, graphics and quality control standards, and all marketing campaigns are subject to similar oversight. In many cases, the licensee is responsible for designing and manufacturing the merchandise. We refer to this practice as our "Direct to Retail" or "DTR" licensing strategy. Wholesale licensees manufacture and import various categories of apparel, footwear, home and accessories under our trademarks and sell the licensed products to retailers. We plan to continue to solicit new licensees in new territories and additional product categories as we expand our business.

Direct to Retail Licensing Strategy

        Over the past two decades, the Direct-to-Retail licensing strategy has become widely accepted by retailers worldwide as it generally offers each licensee, or retailer, the exclusive right to market multiple categories of products with a recognized brand within their territory, thereby offering a competitive advantage over competing retailers. Typically, this differentiation also provides the retailer/licensee an opportunity to command a "premium" over private label price points resulting in increased profit margins, after royalties have been paid to Cherokee. Our licensees directly source their own inventory, thereby eliminating our exposure to inventory risk, while at the same time allowing our licensees to benefit from large economies of scale.

        Many of the world's largest retailers have successfully introduced, and continue to introduce, new brands within the DTR model in order to enhance their marketing strategies and achieve a competitive advantage over their peers within their respective markets. Examples of retailers actively participating in, and benefiting from the DTR licensing model include Target, Wal-Mart, Carrefour, Tesco, Kohl's and C&A, among others.

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

Strategic Initiatives

        We believe that our core strengths position us to expand our business and enhance stockholder value through execution of our proprietary 360 degree strategy. Our global strategic initiatives currently include:

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

        In addition, we plan to reflect our global brand vision by launching various on-line initiatives, including investing in social media and using it as a means to get and stay closer to our customer, creating a mobile phone strategy to increase engagement, interaction and promotion, investing in paid search engine optimization and Web analytics, and developing an on-going email campaign that builds awareness, rewards loyalty, and drives traffic.

Platforms for growth

        We have three strategic platforms for future growth of our licensing business.

  •
  New Brands—acquire and represent new brands. We are targeting style focused lifestyle brands like our recently acquired Tony Hawk and Liz Lange brands. Potential new brands must be able to have a global platform and product category expansion opportunities.

  •
  Organic Growth—new category introductions with existing partners. Organic growth drivers such as larger dotcom presence with our partners, enhanced in-store experience such as shop-in-shop floor presentations, category expansion into home, footwear, and essentials, and partner expansion with more stores.

  •
  Geographic Expansion—expansion of existing brands into new territories, such as our recent expansion of the Liz Lange brand into India with Mahindra.

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

        Today, our brands are licensed in over 50 countries and approaching 5,000 retail locations with blue-chip retail and wholesale licensees. We continue to solicit additional licensees for all our brands internationally.

Cherokee

        At February 1, 2014, we had fourteen ongoing licensing agreements for our owned Cherokee brand. These all represent Direct to Retail licensing agreements. Licensing revenues from our Cherokee brand totaled $24.6 million for Fiscal 2014, which represented 86% of our total revenues.

        Cherokee is an iconic, American family-lifestyle brand, offering classic, casual, comfortable products at affordable prices. Cherokee was initially launched as a footwear line in 1973, timeless classics, inspired by vintage Americana while continually being updated to account for modern trends. After four decades, the Cherokee brand stands for confident, effortless and relaxed American style. This storied heritage perfectly positions the Cherokee brand for future growth and further international expansion. The Cherokee brand's most significant licensee is Target Corporation, who launched the Cherokee brand almost two decades ago as a multi-category product offering that encompasses kid's apparel, school uniforms, accessories and footwear. Internationally, additional categories of Cherokee branded products are sold including adult apparel, home décor, textiles, outdoor furnishings and camping gear.

Liz Lange and Completely Me by Liz Lange

        Liz Lange, as an owned brand, has gained wide acceptance as a trusted modern "maternity and beyond" designer brand that brings women versatile, comfortable, affordable and flattering style for every stage. In 2001, the inaugural Liz Lange Maternity store opened in New York City and a second store opened shortly thereafter in Beverly Hills to provide stylish, well-made maternity clothes. Soon after that, many female celebrities and women embraced the Liz Lange brand as they chose to celebrate the "bump" and look stylish and fashionable while pregnant. In 2002, Liz Lange maternity debuted in over 1,500 Target stores in the United States.

        During 2010, Completely Me by Liz Lange was launched exclusively on the Home Shopping Network in the United States and The Shopping Channel in Canada. The Completely Me brand consists of sophisticated and comfortable casual clothing and sportswear.

Hawk and Tony Hawk

        Tony Hawk, among most dominant athletes in skateboarding history, is the founder of the Tony Hawk clothing line. Designed for comfort, flexibility and durability, the clothing line embodies the "skate culture" lifestyle, combining style and performance. Tony Hawk is an original innovator best known for completing the first documented 900-degree aerial spin at the 1999 X Games. The brand was, and will continue to be, exclusively licensed in the United States to Kohl's Corporation with Tony Hawk clothing and accessories sold in Kohl's Department Stores and online. Separate wholesale license agreements are in place to supply Hawk and Tony Hawk Signature apparel in Canada and the company intends to secure additional licensees to expand the brand globally.

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

Àle by Alessandra

        Inspired by the life and style of global international fashion icon, Alessandra Ambrosio, the àle by alessandra brand brings a "brazil-bohemia meet Malibu-chic" collection of feminine, colorful and effortless apparel to savvy, fashion-minded women around the world. Like Alessandra, the àle by alessandra customer has a personal style that is casual, chic and effortlessly cool. We are representing the àle by alessandra brand, which debuted at Planet Blue in March 2014.

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

        Our arrangement with Target provides in significant part for royalty rate reductions once certain specified cumulative levels of sales for Cherokee branded products in various specified product categories are achieved by Target during each fiscal year and, in other cases, for fixed royalty rates that apply irrespective of sales volume, including sales of Cherokee branded products in Canada, Cherokee adult products sold on Target dotcom and for sales of Cherokee branded products sold in the school uniforms category. The royalty rates we receive from our licensees vary in each licensing agreement.

        In order to ensure our licensees are reporting and calculating the appropriate royalties, all of our license contracts include our right to audit our licensees' retail sales data for our brands to allow us to validate the royalties paid.

        We also provide exclusive rights to our licensees to particular countries and product categories. In most cases, we require the licensee to guarantee a minimum dollar amount of retail sales. These minimum guarantees require our licensees to pay us a minimum royalty each year. In the case of Target, its minimum royalty was $10.5 million for Fiscal 2014.

        As of February 1, 2014, we had contractual rights to receive over $85 million forward-facing minimum royalty revenue guarantees, excluding any renewals. Our rights to such contractual minimums are primarily the result of our recent extension of our restated license agreement with Target through January 2017 and our agreement with Kohl's for the Hawk and Tony Hawk brands through January 2018.

        Royalties are generally paid within 30 days after a quarterly selling period that has been defined in the underlying license agreement.

        During Fiscal 2014, we received a total of $19.6 million in aggregate royalties from our U.S. Direct to Retail license agreements and brand representation contracts, which accounted for 68% of our consolidated revenues during such period. During Fiscal 2014, we received $9.0 million in aggregate royalties from our international license agreements, which accounted for 32% of our consolidated revenues during such period.

Licensees

        Two of our most significant Direct to Retail licensees are Target Corporation ("Target") and Kohl's Corporation ("Kohl's"). Pursuant to our restated license agreement with Target, Target maintains the exclusive right to the Cherokee brand in various specified categories of merchandise in the U.S. and, starting in February 2013, in Canada. Our U.S. license with Target, excluding sales of Cherokee branded products in Canada, Cherokee adult products sold on Target dotcom and for sales of Cherokee branded products sold in the school uniforms category, provides for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. The current term of the Target agreement continues through January 31, 2017. The royalty rate reductions do not apply retroactively to Target's retail sales since the beginning of the year.

        Our agreement with Target was amended as of January 31, 2013 to include a multi-year license in the category of school uniforms following our re-acquisition of such rights from a third party. As part of such amendment, Target agreed to pay Cherokee a fixed annual royalty rate for its sales of Cherokee-branded children's school uniforms products in the United States based on Target's net sales of such products. Our restated license agreement with Target was further amended in April 2013 to provide for a fixed royalty rate for sales of Cherokee branded products in the adult merchandise category made through Target's website (target.com). Our agreement with Target was most recently amended as of January 2, 2014 to renew and extend its term through January 31, 2017. In addition, Target now has the right to renew the Target license agreement for successive two year periods, provided that it satisfied the minimum guaranteed royalty payment of $10.5 million for the preceding fiscal year.

        For sales of Cherokee branded merchandise that are sold in the U.S., other than in the category of school uniforms and other than sales made through Target dotcom website in the category of adult merchandise, Target is obligated to pay royalties to Cherokee based on a percentage of Target's net sales of Cherokee branded merchandise in the U.S. during each fiscal year ended January 31st, which percentage varies according to the volume of sales of merchandise in any fiscal year. For Target's sales of Cherokee branded merchandise in Canada, and for sales of Cherokee products in the category of school uniforms and sales made through Target's website in the category of adult merchandise, Target is obligated to pay us a fixed royalty rate based on Target's net sales of Cherokee branded merchandise during each fiscal quarter.

        In connection with our acquisition of the Hawk and Tony Hawk brands from Quiksilver in January 2014, Cherokee entered into an amended retail license agreement with Kohl's Department Stores. Pursuant to our restated license agreement with Kohl's, Kohl's maintains the exclusive right to the Hawk and Tony Hawk Signature apparel brands in various specified categories of merchandise in the U.S. Our license with Kohl's provides for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. The current term of the Kohl's agreement continues through January 31, 2018, and Kohl's has agreed to pay Cherokee an annual minimum royalty of $4.8 million. The royalty rate reductions do not apply retroactively to Kohl's retail sales since the beginning of the year.

        During September 2012, we assumed an additional license agreement with Target for the U.S. covering the Liz Lange and Completely Me by Liz Lange brands. Pursuant to such agreement, Target is obligated to pay us a fixed royalty rate based on Target's net sales of products bearing such brands.

        Royalty revenues from Target U.S. for the Cherokee brand were $15.3 million during Fiscal 2014, $15.0 million during Fiscal 2013 and $13.8 million during Fiscal 2012, which accounted for 53%, 57%, and 54%, respectively, of our consolidated revenues during such periods. The termination of our restated license agreement with Target for the Cherokee brand would have a material adverse effect on our business. (See Item 1A, "Risk Factors").

        We have continuing international license agreements for the Cherokee brand with leading retailers in over fifty countries. We license to retailers such as Tesco, RT Mart, Comercial Mexicana, and Nishimatsuya.

        We entered into a Direct to Retail licensing agreement for the Cherokee brand with Great Britain's Tesco Stores Limited ("Tesco"), pursuant to which Tesco has exclusive rights to a wide range of products bearing our Cherokee brand in the United Kingdom and certain other countries in Europe and is obligated to pay us a royalty based upon a percentage of its net sales of Cherokee branded products in those countries. The increase in Tesco's retail sales of Cherokee branded products over the previous fiscal year was due to Tesco's re-launch of the Cherokee brand in March 2013.

Trademarks

        We hold various trademarks including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. We also hold trademark applications for Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout and Sideout Sport, Carole Little, Saint Tropez-West, Chorus Line and All That Jazz in numerous countries. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally. (See Item 1A, "Risk Factors.")

Competition

        Royalties paid to us pursuant to our licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Our Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little and other brands are subject to extensive competition by numerous domestic and foreign brands. Competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, and private label brands (developed by retailers) such as Faded Glory, Arizona, and Route 66. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and the greater emphasis by retailers on the manufacture of directly sourced merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our success is dependent on our licensees' ability to manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Companies such as Iconix Brand Group, Phillips-Van Heusen, Perry Ellis International, VF Corp. and other companies owning established trademarks have entered into similar arrangements with retailers. (See Item 1A, "Risk Factors.")

Employees

        As of February 1, 2014, we employed thirty-nine persons based solely in the United States. None of our employees are represented by labor unions, and we believe that our employee relations are satisfactory.

Code of Ethics

        We have adopted a code of ethics that applies to the Company's directors, officers, employees and manufacturers that produce products on behalf of our licensees.

Segment Information: Financial Information about Geographic Areas

        We consider our business activities to constitute a single segment. A summary of our revenues and assets by geographic area is set forth in Note 11 to our consolidated financial statements included elsewhere in this Annual Report.

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

Executive Officers of the Registrant

        The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Henry Stupp, 50 Chief Executive Officer	Mr. Stupp became our Chief Executive Officer in August 2010. Prior to joining Cherokee, Mr. Stupp was a co-founder of Montreal-based Novel Teez Designs, later known as NTD Apparel, a leading licensee of entertainment, character, sport and branded apparel, and a supplier to all major North American retailers. Mr. Stupp served as President of NTD Apparel USA LLC since 2005. Having relocated to southern California in 1995, Mr. Stupp successfully identified, negotiated, and introduced many well-known licenses and brands to a broad retail audience. In addition, Mr. Stupp served a two-year term as an officer of the International Licensing Industry Merchandiser's Association.
Howard Siegel, 59 President and Chief Operating Officer

Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and Administration and became President on June 1, 1998. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a senior executive for both Federated Department stores and Carter Hawley Hale Broadway stores.

Jason Boling, 43 Chief Financial Officer

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

        Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee's net sales of licensed products. Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, together with merchandise bearing our recently acquired "Liz Lange," "Completely Me by Liz Lange," "Hawk" and "Tony Hawk" brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona, and Route 66. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of our brands as our license agreements generally do not prevent our licensees from licensing from our competitors. In addition, other companies owning established trademarks could also enter into similar arrangements with retailers, including our existing retail partners, competing for limited floor pad and rack space.

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

        Most of our revenues are generated from retailers who license our brands for manufacture and sale of products bearing our brands in their stores. Under our existing agreements, these licensees pay us licensing fees based in part on the retail value of products sold. We rely on our licensees to accurately report the retail sales in collecting our license fees, preparing our financial reports, projections, budgets, and directing our sales and marketing efforts. All of our license agreements permit us to audit our licensees. If any of our licensee reports understate the retail sales of products they sell, we may not collect and recognize revenues to which we are entitled, or may endure significant expense to obtain compliance.

  Our business is largely dependent on royalties from Target.

        Royalty revenues from our Cherokee brand at Target accounted for greater than 50% of our consolidated revenues during Fiscal 2014, Fiscal 2013 and Fiscal 2012. We could suffer substantially decreased royalty revenues and cash flow if Target were to reduce its sales of Cherokee branded products under the Restated Target Agreement while continuing to pay the minimum royalties of $10.5 million per fiscal year required under such agreement. Replacing the royalty payments received from Target would be a significant challenge and no assurances can be made that we would be successful in doing so. The termination of this license agreement would have a material adverse effect upon our revenues and cash flow. The current term of the Restated Target Agreement continues through January 31, 2017. In addition, in September 2012 we expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the "Liz Lange" and "Completely Me by Liz Lange" brands, which we assumed in connection with our acquisition of assets related to such brands. We further expanded our relationship with Target in connection with our January 2013 acquisition of rights to the Cherokee brand in the category of school uniforms. We acquired the "Liz Lange" and "Completely Me by Liz Lange" brands as well as our rights to the Cherokee brand for the school uniforms category in part based upon our expectation that revenues from Target for such brands and the school uniforms category will grow in future periods, although we can provide no assurances that such revenue growth will occur. As a result of our reliance on Target, our continued success is dependent on various factors affecting Target's business, including, for example, perceptions of Target by consumers in the United States. We believe that sales of Cherokee branded products at Target in the United States during the Fourth Quarter were adversely impacted following Target's announcement of unauthorized access to payment card data in U.S. stores.

  Revenues from our "Hawk" and "Tony Hawk" brands depend entirely on Kohl's.

        In January 2014, we acquired the "Hawk" and "Tony Hawk" brands from Quiksilver. Concurrently with this acquisition, we entered into an amended retail license agreement with Kohl's Department Stores. Pursuant to this agreement, Kohl's is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States, which we agreed to in part based upon our expectation that revenues from Kohl's for such brands will grow in future periods, although we can provide no assurances that such revenue growth will occur beyond the contractual minimum royalties guaranteed through the restated license agreement.

  The failure of our licensees to sell products bearing our brands or to pay us royalties for such products could result in a decline in our results of operations.

        Our revenues are dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to grow or maintain their businesses could cause our revenues to suffer. Further, while we are substantially dependent on our relationships with Target and Kohl's, the concurrent failure by several of our other material licensees to meet their financial obligations to us could materially and adversely impact our results of operation and our financial condition.

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

        We market and license our brands outside the United States. Many of our licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees. During Fiscal 2014, greater than 30% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees; competition from foreign companies; (iv) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (v) less effective and less predictable protection and enforcement of our intellectual property; (vi) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (vii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

        We hold various trademarks for our brands including Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout and Carole Little and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in numerous other countries. We also hold several trademark applications for these brands in approximately 100 countries. There can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor. Further, if any adverse ruling in any such matter occurs, any resulting limitations in our ability to market or license our brands could have a material adverse effect on our business, financial condition and results of operations.

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

        We recently consummated three acquisitions: our acquisition of the Liz Lange brands in September 2012; our acquisition of various rights to the Cherokee brand in the category of school uniforms in January 2013; and our acquisition of the "Hawk" and "Tony Hawk" signature apparel brands in January 2014. We expect to continue to consider opportunities to acquire or make investments in other brands, or to engage in other strategic transactions, that could enhance our portfolio of products and services, or expand the breadth of our markets. Our history of acquiring and integrating acquisitions is limited, and there can be no assurance that we will be successful in realizing the expected benefits from an acquisition. Future success depends, in part, upon our ability to manage an expanded portfolio, which could pose substantial challenges for management. Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating the brands; (ii) significant future charges relating the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) diversion of management's attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; and (viii) risks associated with entering markets in which we have no or limited prior experience. Accordingly, our recent acquisitions as well as any future transaction that we pursue could have a material adverse effect on our business, results of operations, financial condition and prospects.

        In addition, future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. If we finance future acquisitions by issuing equity or convertible debt securities, our existing stockholders would be diluted. If we finance future acquisitions by issuing debt we may become over-levered and restrict our ability to operate the Company. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill or trademarks, any of which could harm our operating results or financial condition.

  We have incurred a significant amount of indebtedness to pay the cash consideration for our recent acquisitions. Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

        In order to fund our acquisition of the Liz Lange brands, we entered into a credit facility with JP Morgan Chase on September 4, 2012. We initially increased the size of our credit facility on January 31, 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms. We further increased the size of our credit facility on January 10, 2014 in connection with our acquisition of various assets related to the "Hawk" and "Tony Hawk" signature apparel brands.

        The size of our credit facility totals $37.6 million, of which approximately $32 million was outstanding as of February 1, 2014, and is evidenced by (i) two 5-year term notes, which were issued on January 31, 2013 and January 10, 2014 in the principal amounts of $16.6 million and $19 million, respectively, and (ii) a 3-year revolving line of credit, pursuant to which we may borrow up to $2 million in principal. Our indebtedness under the credit agreement could adversely affect our operations and liquidity, by, among other things: making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; causing us to use a larger portion of our cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, product development and capital expenditures and other business activities; making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures and other general corporate purposes.

        In addition, the terms of our indebtedness contain various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain JP Morgan's consent before we can: (i) incur additional indebtedness, (ii) consummate acquisitions, mergers or consolidations, (iii) issue any equity securities other than pursuant to our employee equity incentive plans or programs, or (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. Our credit agreement also imposes financial covenants, including: (i) a minimum "fixed charge coverage ratio" of at least 1.2 to 1.0 and (ii) a limitation of our "senior funded debt ratio" not exceed a ratio equal to (i) 2.50 to 1.00 through our fiscal quarter ending October 31, 2014, (ii) 2.25 to 1.00 from our fiscal quarter ending January 31, 2015 through our fiscal quarter ending January 31, 2016, and (iii) 2.00 to 1.00 thereafter. Further, as collateral for the credit agreement, we granted a security interest in favor of JP Morgan in all of our assets (including trademarks), and our indebtedness is guaranteed by Cherokee's wholly owned subsidiaries. In the event of a default under the credit agreement, JPMorgan Chase has the right to terminate its obligations under the credit agreement, accelerate the payment on any unpaid balance of the credit agreement and exercise its other rights including foreclosing on our assets under the security agreements. Our failure to comply with the terms of our indebtedness could result in a material adverse effect to our business, including our financial condition and our liquidity.

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

        Although we paid dividends during each quarter from December 2003 until the fourth quarter of Fiscal 2014, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. The determination regarding the payment of dividends is subject to the discretion of our Board of Directors, and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will pay dividends in future periods. In addition, pursuant to our Credit Agreement with JPMorgan Chase, we are prohibited from paying dividends in the event that we would be in violation of our covenant regarding our "fixed charge coverage ratio" after giving effect to any proposed dividend or are otherwise then in default of such agreement.

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

        We are subject to income taxes in the United States. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service (IRS) is examining our 2012 corporate tax returns, and the State of California is examining our 2009 and 2010 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business.

  We previously identified material weaknesses in our internal control over financial reporting which could, if repeated, result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A, management previously identified material weaknesses in our internal control over financial reporting as of February 2, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of February 2, 2013 and as of the end of each of the First Quarter, the Second Quarter and the Third Quarter based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—Integrated Framework.

        During Fiscal 2014, we developed and implemented a remediation plan that was designed to address these material weaknesses. While we believe our remedial measures are sufficient to address the material weaknesses as of February 1, 2014, if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and litigation. In addition, even though we believe we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude in future periods that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

  Compliance with changing securities laws, regulations and financial reporting standards will increase our costs and pose challenges for our management team.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder have created uncertainty for public companies and significantly increased the costs and risks associated with operating as a publicly traded company in the United States. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Furthermore, with such uncertainties and following our previous identification of a material weakness in our internal controls over financial reporting as of February 2, 2013, which we believe has been remediated as of February 1, 2014, it is possible in future periods that our system of internal control will fail to be effective or satisfactory to our independent registered public accounting firm. In this case, our financial reporting may not be timely and/or accurate and we may be issued an adverse or qualified opinion by our independent registered public accounting firm. If reporting delays or errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, which could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information, and could materially and adversely affect the market price of our common stock.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

Item 2.    PROPERTIES

        We lease a 10,104 square foot office facility in Sherman Oaks, California, which we recently expanded by an additional 1,295 square feet pursuant to an amendment to our lease agreement. Our current lease term ends on November 1, 2016, and we have one five-year option to renew, for which we would have to give written notice no later than nine months prior to the date that the option period would commence. Our monthly base rent is currently $21,975 and is subject to increase to $25,083 once our expansion space is substantially complete, which we expect to occur during the first quarter of Fiscal 2015. We also lease a 1,968 square foot office facility in Minneapolis, Minnesota. Our current lease term for this facility ends on March 15, 2018, and we have one three-year option to renew, for which we would have to give written notice no less than twelve months prior to the expiration of the term. Our current monthly base rent for this facility is $2,050. Both agreements have provisions allowing for early termination under certain conditions. We also lease an office facility in Huntington Beach, California. Our current lease term for this facility ends on June 30, 2014. Our current monthly base rent for this facility is $5,000.

Item 3.    LEGAL PROCEEDINGS

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

	High	Low	Dividends Declared	Cash Dividends Paid
Fiscal 2013
Quarter ended April 28, 2012	$13.57	$10.70	$0.20	$0.20
Quarter ended July 28, 2012	14.68	11.01	0.20	0.20
Quarter ended October 27, 2012	15.29	12.30	0.10	0.20
Quarter ended February 2, 2013	15.22	13.10	0.10	0.10
Fiscal 2014
Quarter ended May 4, 2013	$14.73	$12.42	$0.10	$0.10
Quarter ended August 3, 2013	13.97	12.53	—	0.10
Quarter ended November 2, 2013	13.83	11.75	0.20	0.10
Quarter ended February 1, 2014	14.90	13.14	—	0.10

        On April 11, 2014, the latest sale price for our common stock, reported on the Nasdaq Global Select Market System, was $13.50 per share. As of April 11, 2014, the approximate number of stockholders of record of our common stock was 81. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

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

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ COMPOSITE INDEX and the S&P 100 Stock Index for the period commencing January 31, 2009 and ending on February 1, 2014. The data set forth below assumes the value of an investment in our common stock and each Index was $100 on January 31, 2009. The data set forth below also assumes the reinvestment of all dividends. The stock performance shown on the graph below should not be considered indicative of future price performance.

 Comparison of Total Return
Since January 31, 2009
AMONG CHEROKEE INC., THE NASDAQ COMPOSITE AND THE S&P 100-LTD

	FY 2009 1/31/2009	FY 2010 1/30/2010	FY 2011 1/29/2011	FY 2012 1/28/2012	FY 2013 2/2/2013	FY 2014 2/1/2014
Cherokee Inc.	100.00	116.99	143.40	85.57	122.86	124.22
NASDAQ Composite Index	100.00	146.91	185.75	196.72	225.53	295.15
S&P 100 Stock Index	100.00	129.82	154.27	163.25	191.52	226.99

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
February 2014

Recent Sales of Unregistered Securities

        During Fiscal 2014, we did not sell or offer to sell any securities that were not registered under the Securities Act of 1933.

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

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011	Year Ended January 30, 2010
	($ In Thousands Except Per Share Data)
Statement of Operations Data:
Net revenues	$28,614	$26,558	$25,604	$30,777	$32,570
Selling, general and administrative expenses	17,630	13,973	13,575	16,397	10,771
Amortization of trademarks	995	1,491	1,371	1,474	1,441

Operating income	9,989	11,094	10,658	12,906	20,358
Interest expense	(520)	(240)	(252)	—	—
Interest income	2	18	25	13	24

Income before income taxes	9,471	10,872	10,431	12,919	20,382
Income tax expense	3,397	4,039	2,921	5,200	7,811

Net income	$6,074	$6,833	$7,510	$7,719	$12,571

Basic earnings per share	$0.72	$0.81	$0.89	$0.87	$1.43
Diluted earnings per share	$0.72	$0.81	$0.89	$0.87	$1.43
Cash dividends declared per share	$0.30	$0.60	$0.80	$1.52	$2.00

	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Balance Sheet Data:
Working capital	$694	$3,425	$9,661	$2,793	$10,358
Total assets	54,111	33,652	20,961	27,183	27,165
Stockholders' equity	17,899	13,526	10,751	11,033	19,053

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words "anticipates", "believes", "estimates", "objectives", "goals", "aims", "hopes", "may", "likely", "should" and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Form 10-K include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward-looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on Target for a substantial portion of our revenues, risks associated with our international licensees, our dependence on our key management personnel, the success of our strategic and marketing initiatives, the benefits to us of our recently acquired assets related to the "Hawk", "Tony Hawk", "Liz Lange" and "Completely Me by Liz Lange" brands, the possibility that we may engage in strategic transactions that could impact our liquidity, increase our expenses or present significant distractions to our management, any adverse determination of intellectual property or other claims, liabilities or litigation, our indebtedness and other requirements under our credit agreement with JPMorgan Chase Bank, our future capital needs and our ability to raise funds in future periods if necessary, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods, the volatility in the trading price and the relative illiquidity of our common stock, unanticipated changes in our tax provisions, and our compliance with changing laws and financial standards. Several of these risks and uncertainties are discussed in more detail under "Item 1A. Business—Risk Factors" as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments. Certain of the information set forth herein are considered "non-GAAP financial measures" as that term is defined in Regulation G of the Securities Exchange Act of 1934, including the presentation of our selling, general and administrative expenses exclusive of certain extraordinary professional, consulting and related fees incurred in connection with the completion of the Fiscal 2013 year-end audit and related procedures and inclusive of certain professional, consulting and related fees incurred in connection with our acquisition of the "Hawk" and "Tony Hawk" brands in January 2014. Cherokee believes this information is useful to investors because it provides a basis for measuring the operating performance of the Company's business and the Company's cash flow, excluding extraordinary items that Cherokee does not expect to recur in future periods. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies. The most directly comparable GAAP financial measures and information reconciling these non-GAAP financial measures to the Company's financial results prepared in accordance with GAAP are also included in the discussion below.

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

Discussion of Licensing Business

        Our Cherokee brand is an iconic American family lifestyle brand, offering classic, casual comfort at affordable prices. We own several trademarks, including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. In addition to licensing our own brands, we also assist other brand-owners, companies, wholesalers and retailers in identifying opportunities as a licensee or licensor for their brands or stores. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We derive revenues from licensing our trademarks to retailers all over the world. We license to retailers such as Target, Kohl's, Tesco, RT Mart, Comercial Mexicana, TJ Maxx, and Nishimatsuya. In September 2012, we acquired the Liz Lange and Completely Me by Liz Lange brands, which are among the most recognized and respected maternity brands sold throughout North America. We acquired additional rights to the Cherokee brand in the category of school uniforms in January 2013, which expanded our overall product offering. In January 2014, we acquired the Hawk and Tony Hawk signature apparel brands, to further expand into the department store and specialty channels of distribution globally.

        In certain select cases, including Target and Kohl's, we have license agreements that provide for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. The royalty rate reductions do not apply retroactively to the applicable licensee's retail sales since the beginning of the year. For example, the amount of royalty revenue earned by us from Target in any quarter is dependent not only on Target's retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target's cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. As a result, for such license agreements, our royalty revenues as a percentage of our licensees' retail sales are highest at the beginning of each fiscal year and decrease as certain retail sales thresholds are met. Historically, with Target, this has caused our first quarter to be our highest revenue and profitability quarter and our fourth quarter to be our lowest revenue and profitability quarter. However, such historical patterns may vary in the future, depending upon the execution of new license agreements and retail sales volumes achieved in each quarter from Target and also on the revenues we receive from Target or other licensees that are not subject to reduced royalty rates based upon cumulative sales, including with respect to our recently acquired Liz Lange and the Completely Me by Liz Lange brands as well as our recent re-acquisition of rights to the Cherokee brand in the school uniforms category.

        On April 3, 2013, we amended our license agreement with Target to provide for a fixed royalty rate of 2% for sales of Cherokee-branded products in the category of adult merchandise that are made on Target's website (target.com) during fiscal years subsequent to Fiscal 2014.

        Our agreement with Target was most recently amended as of January 2, 2014 to renew the Target License Agreement through January 31, 2017. Under the most recent Target amendment, Target now has the right to renew the Target license agreement for successive two year periods, provided that it satisfied the minimum guaranteed royalty payment of $10.5 million for the preceding fiscal year.

        We also provide exclusive rights to our licensees to particular countries and product categories. In most cases we require the licensee to guarantee a minimum dollar amount of retail sales. These minimum guarantees require our licensees to pay us a minimum royalty each year. In the case of Target, its minimum royalty was $10.5 million for Fiscal 2014.

        As of February 1, 2014, we had contractual rights to receive $85 million forward-facing minimum royalty revenue guarantees, excluding any renewals. Our rights to such contractual minimums are primarily the result of our recent extension of our restated license agreement with Target through January 2017 and our agreement with Kohl's for the Hawk and Tony Hawk brands through January 2018.

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

        Our disclosure related to the sales of our international licensees through this Annual Report on Form 10-K is denominated in U.S. dollars unless otherwise noted. In arriving at such denominations, Cherokee receives a schedule of retail sales on a monthly and/or quarterly basis from each of our licensees which are denominated in the applicable foreign currency. These amounts are then converted by us to U.S. dollars using the appropriate exchange rate for the purpose of the disclosure of the retail sales denominated in U.S. dollars. In all periods presented in this report, Cherokee does not consider the period fluctuations in foreign currency exchange rates to have had a significant effect on accuracy of the U.S. dollar- denominated figures presented in this Form 10-K.

Acquisition of Liz Lange and Completely Me by Liz Lange

        On September 4, 2012, we entered into an asset purchase agreement with LLM Management Co., LLC, pursuant to which we acquired various assets related to the "Liz Lange" and "Completely Me by Liz Lange" brands. As consideration for the acquisition, we paid an initial cash purchase price equal to $13.1 million, with $12.6 million paid by us concurrently with the closing and $0.5 million of which was placed in an escrow fund that was released on March 31, 2013. In addition, we paid an additional $0.9 million in contingent consideration, consisting of an earn-out payment of $0.4 million that we paid to the seller in March 2013 and an additional earn-out payment of $0.5 million that we paid to the seller in March 2014. The aggregate of $0.9 million in earn-out consideration was payable upon satisfaction of certain revenues attributable to the assets during Fiscal 2013 and Fiscal 2014, as applicable. In addition, as part of the acquisition, we agreed to assume the seller's obligations under various agreements, which included a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the assets.

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

Acquisition of Hawk and Tony Hawk

        On January 10, 2014, we entered into an asset purchase agreement with Quiksilver, Inc. and Hawk Designs, Inc., to which we acquired various assets related to the "Hawk" and "Tony Hawk" signature apparel brands and related trademarks. As consideration for the acquisition, Cherokee paid a cash purchase price equal to $19 million. In connection with this acquisition, Cherokee entered into an amended retail license agreement with Kohl's Department Stores. Pursuant to this agreement, Kohl's is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States and has agreed to pay Cherokee an annual minimum royalty of $4.8 million.

Credit Agreement with JPMorgan Chase

        On September 4, 2012, and in connection with our acquisition of the "Liz Lange" and "Completely Me by Liz Lange" brands, we entered into a credit agreement with JPMorgan Chase, which was amended on January 31, 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms category, and further amended on January 10, 2014 in connection with our acquisition of various assets related to the "Hawk" and "Tony Hawk" signature apparel brands. Pursuant to the credit agreement, as amended, JPMorgan Chase has issued to Cherokee two term notes, consisting of an amended term note issued on January 31, 2013 in the principal amount of $16.6 million and a new term note issued on January 10, 2014 in the principal amount of $19 million. Additional information regarding the credit agreement is included in our discussion of our liquidity below.

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

    We are responsible for the licensing and enforcement of intellectual property and to pursue third parties that are utilizing our assets without a license or who have under-reported the amount of royalties owed under a license agreement with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees, will be recognized as appropriate.

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

  •
  Stock Based Compensation.  We account for equity awards in accordance with authoritative guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors for employee stock options based on estimated fair values.

    The fair value of stock options are estimated using option valuation models. These models require the input of subjective assumptions, including expected stock price volatility, risk free rate, dividend rate, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the graded amortization method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statement of operations. We consider this to be a critical accounting policy because if any of the estimates above require significant changes, these changes could result in fluctuating expenses that could have a material impact on our results of operations.

    Stock-based compensation expense for Fiscal 2014, 2013 and 2012, respectively, was $1.1 million, $1.0 million and $0.6 million.

Results of Operations

        The following table sets forth for the periods indicated certain of our consolidated financial data.

(amounts in thousands)	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Royalty revenues	$28,614	$26,558	$25,604
Selling, general, administrative and amortization expenses	18,625	15,464	14,946

Operating income	9,989	11,094	10,658
Interest income (expense) and other income, net	(518)	(222)	(227)
Income tax provision	3,397	4,039	2,921

Net income	$6,074	$6,833	$7,510

Fiscal 2014 Compared to Fiscal 2013

  Revenues

        In Fiscal 2014, our revenues totaled $28.6 million, as compared to $26.6 million in Fiscal 2013. Revenues for Fiscal 2014 and Fiscal 2013 were primarily generated from licensing our trademarks to retailers and to a lesser extent wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The increase in revenues of $2.0 million is primarily from Liz Lange, Target Canada, Uniforms, Tony Hawk and other international licensees of $4.0 million partially offset by $2.0 million in decreased revenues from Zellers.

        Total worldwide retail sales of merchandise bearing the Cherokee brand totaled $397.1 million and $411.0 million in the fourth quarters of Fiscal 2014 and Fiscal 2013, respectively. For Fiscal 2014, total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $1.4 billion versus $1.4 billion in total retail sales reported for Fiscal 2013.

        As the U.S. dollar has strengthened in recent periods, we believe the cumulative effect on our revenues of changes to applicable foreign currency exchange rates during Fiscal 2014 in comparison to the comparable prior year periods was an approximate $0.5 million decrease for Fiscal 2014.

        The following table sets forth our revenues by brand for Fiscal 2014 and Fiscal 2013.

	Fiscal 2014		Fiscal 2013
(dollar amounts in thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Cherokee Brand Royalty Revenues	$24,647	86%	$24,117	91%
Hawk Brand Royalty Revenues	438	2%	—	—
Liz Lange Brand Royalty Revenues	2,809	10%	1,022	4%
All Other Brand Revenues	720	2%	1,419	5%

Total Royalty Revenue	$28,614	100%	$26,558	100%

  Geographic Revenues

        The following table sets forth our geographic licensing revenues for Fiscal 2014 and Fiscal 2013.

	Fiscal 2014		Fiscal 2013
(amounts in thousands, except percentages) Geographic Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
U.S. and Canada	$20,085	70%	$19,258	72%
Latin America	2,699	9%	2,072	8%
United Kingdom and Europe	1,120	4%	1,173	4%
Asia	2,751	10%	2,297	9%
All others	1,959	7%	1,758	7%

Total Royalty Revenues	$28,614	100%	$26,558	100%

U.S. and Canada

  Target

        Target currently has approximately 1,797 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were slightly higher in Fiscal 2014 at approximately $1.1 billion. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year with respect to Cherokee branded products in various product categories in the U.S. We have amended our agreement with Target to provide for fixed royalty rates for Target's retail sales in Canada, for sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and for sales by Target of Cherokee branded products in the category of school uniforms.

        In addition, in September 2012 we assumed a separate multi-year license agreement with Target in connection with our acquisition of the Liz Lange and Completely Me by Liz Lange brands, pursuant to which Target pays a fixed percentage of net sales of its products bearing such brands in the U.S. In Fiscal 2014, Target reached the guaranteed minimum yearly royalty amount of $10.5 million in the three month period ended November 2, 2013 (the "Third Quarter").

        Commencing with Fiscal 2014, the minimum annual royalty amount applicable to our restated license agreement with Target for the Cherokee brand is $10.5 million, which applies to all sales of Cherokee branded products in the U.S. and Canada other than school uniforms, which are subject to a separate minimum annual royalty of $0.8 million. Based upon our new strategic initiatives and after consideration of our recent expansion of our relationship with Target to include the category of school uniforms and the territory of Canada for the Cherokee brand and following our assumption of a separate agreement with Target covering our Liz Lange and Completely Me by Liz Lange brands, we believe that our future revenues from Target may increase as compared to those reported in Fiscal 2014. Because we do not have direct oversight over Target, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. We are currently providing suggested guidance to Target in the marketing and sales of Cherokee branded products and expect this will continue in future periods.

        Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products in various categories in the U.S., we expect that our first quarter will continue to be our highest revenue and profitability quarter and fourth quarter to be our lowest quarter.

        Royalty revenues from our Cherokee brand at Target U.S. were $15.3 million in Fiscal 2014 and $15.0 million in Fiscal 2013, which accounted for 53%, and 57%, respectively, of our consolidated revenues during such periods. The revenues generated from all other licensing agreements during Fiscal 2014 were $13.3 million and during Fiscal 2013 were $11.5 million, which accounted for 47% and 43%, respectively, of our revenues during such periods.

        Target's U.S. retail sales of Cherokee branded products during the Fourth Quarter totaled $317.2 million compared to $344.5 million for the fourth quarter of Fiscal 2013, decreasing approximately 7.9%. Royalty revenues from our Cherokee brand at Target U.S. were $2.4 million for the Fourth Quarter and $2.8 million for the fourth quarter of Fiscal 2013, decreasing approximately 15%. We attribute the decrease in retail sales in the Fourth Quarter at Target largely due to the effects of Target's security breach, which occurred during the holidays and is believed to have deterred certain consumers from shopping at Target. Overall, Target's U.S. retail sales of Cherokee branded products during Fiscal 2014 were slightly higher than Fiscal 2013 and as a result, our royalty revenues from Target for Fiscal 2014 were higher than the royalty revenues reported in Fiscal 2013.

  Zellers

        Zellers' retail sales in Canada of merchandise bearing the Cherokee brand were $0 during the Fourth Quarter compared to $16.0 million for the fourth quarter of Fiscal 2013. For Fiscal 2014, Zellers' retail sales of Cherokee branded merchandise in Canada totaled $3.0 million, as compared to $101.6 million in Fiscal 2013. The decrease in Zellers' retail sales of Cherokee branded products is attributed to store closings. Revenues from Zellers totaled $0.1 million for Fiscal 2014 and $2.1 million for Fiscal 2013. Beginning in February 2013, the selling of Cherokee branded products in Canada has transitioned from Zellers to Target due to Zellers store closing.

United Kingdom and Europe

  Tesco

        Tesco's retail sales of merchandise bearing the Cherokee brand, which for Fiscal 2014 included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $4.4 million in the Fourth Quarter, as compared to $0.4 million for the fourth quarter of Fiscal 2013. For Fiscal 2014, Tesco's retail sales of Cherokee branded merchandise totaled $20.2 million, as compared to $15.5 million in Fiscal 2013. We believe the increase in Tesco's retail sales is due to Tesco's re-launch of the Cherokee brand in March 2013.

        Royalty revenues from our Cherokee brand at Tesco were $0.2 million for the Fourth Quarter and $0.2 million for the fourth quarter of Fiscal 2013. Royalty revenues from our Cherokee brand at Tesco were $0.8 million for Fiscal 2014 and $0.7 million for Fiscal 2013.

Latin America, Asia and others

        Other international royalty revenues in Fiscal 2014 increased to $7.4 million from $6.1 million in Fiscal 2013, representing a 21% increase. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, and other territories.

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

  Selling, General and Administrative

        The following table sets forth additional detail information regarding the components for selling, general and administrative expenses for Fiscal 2014, Fiscal 2013 and Fiscal 2012.

(amounts in thousands)	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$7,446	$5,196	$5,283
Corporate expenses*	6,462	4,426	3,931
Marketing expenses	1,292	1,991	3,095
Product development expenses	1,009	1,190	578
Non cash stock compensation	1,069	967	572
Depreciation and amortization	1,347	1,694	1,487

Total selling, general, administrative and amortization expenses	$18,625	$15,464	$14,946

*
Included in Fiscal 2014 are approximately $1.0 million of expenses related to professional services for the acquisition of Hawk and Tony Hawk and approximately $1.0 million of professional and consulting fees that we believe will not recur and are related to the identification and remediation of weaknesses in internal control identified in our annual report on Form 10-K/A for Fiscal 2013.

        Selling, general and administrative expenses, including amortization of trademarks, were $18.6 million for Fiscal 2014, compared to $15.5 million for Fiscal 2013, representing an increase of $3.1 million. Included in Fiscal 2014 are approximately $1.0 million of expenses related to professional services for the acquisition of Hawk and Tony Hawk, which we believe will not recur, and approximately $1.0 million of professional and consulting fees that we believe will not recur and are related to the identification and remediation of weaknesses in internal control identified in our annual report on Form 10-K/A for Fiscal 2013 (our "Fiscal 2013 Annual Report"). These fees included audit fees, legal fees and consulting fees to evaluate our control systems and procedures, perform Sarbanes-Oxley related testing and compliance work, and provide additional analysis around tax provision, expense oversight and reconciliation analysis. These increases were partially offset by decreases in marketing and travel expenses. Excluding this approximately $1.8 million in expenses, which we do not expect to recur, our SG&A expenses for Fiscal 2014 would have been $16.8 million, representing an increase of $1.3 million over the comparable period of last year. This $1.3 million increase was primarily related to personnel costs required to further maximize the 360 degree licensing model as we added to our infrastructure in anticipation of further growth in Fiscal 2015, including the launch of Cherokee branded adult products at Target dotcom and the expansion of our brand portfolio into new territories, partially offset by decreases in marketing and travel expenses.

  Interest and Other Income

        Our interest income for Fiscal 2014 was $0.02 million, as compared to $0.02 million for Fiscal 2013. Our interest expense for Fiscal 2014 was $0.5 million compared to $0.2 million for Fiscal 2013 due to the full year of interest expense for the debt associated with the acquisition of the Liz Lange and Cherokee Uniform brands.

  Tax Provision

        For Fiscal 2014, we recorded a tax provision of $3.4 million, compared to $4.0 million for Fiscal 2013. Our effective tax rate was 36% for Fiscal 2014 and 37% for Fiscal 2013.

  Net Income

        Our net income for Fiscal 2014 was $6.1 million, or $0.72 per diluted share, as compared to a net income of $6.8 million, or $0.81 per diluted share, for Fiscal 2013. We attribute these reductions in net income and earnings per share primarily to expenses we incurred for professional services in connection with our acquisition of the Hawk and Tony Hawk brands, to professional and consulting fees we incurred in connection with the identification and remediation of weaknesses highlighted in our Fiscal 2013 Annual Report, and to personnel costs required to further maximize the 360 degree licensing model.

Fiscal 2013 Compared to Fiscal 2012

  Revenues

        In Fiscal 2013, our revenues totaled $26.6 million, as compared to $25.6 million in Fiscal 2012. Revenues for Fiscal 2013 and Fiscal 2012 were primarily generated from licensing our trademarks to retailers and to a lesser extent wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The increase in revenues of $1.0 million is primarily from increases of retail sales at Target including Liz Lange and other international licensees of $4.0 million, which were partially offset by $3.0 million of decreases in revenues from Tesco and of our representation of the Norma Kamali brand.

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

        In Fiscal 2013, Target reached the guaranteed minimum yearly royalty amount of $9.0 million in the three month period ended October 27, 2012.

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

        Target's retail sales of Cherokee branded products during the fourth quarter of Fiscal 2013 totaled $344.5 million compared to $342.8 million for the fourth quarter of Fiscal 2012, increasing approximately 1%. Royalty revenues from our Cherokee brand at Target were $2.8 million for the fourth quarter of Fiscal 2013 and $3.6 million for the fourth quarter of Fiscal 2012, decreasing approximately 21%. The decrease from Fiscal 2012 was primarily due to Target reaching the volume threshold for reduced royalty rates in the third quarter of Fiscal 2013 versus in the fourth quarter of Fiscal 2012. Overall, Target's retail sales of Cherokee branded products during Fiscal 2013 were higher than Fiscal 2012 and as a result, our royalty revenues from Target for Fiscal 2013 were higher than the royalty revenues reported in Fiscal 2012.

  International Revenues

        The following table sets forth our international licensing revenues.

	Fiscal 2013		Fiscal 2012
(dollar amounts in thousands) International Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Non-Tesco Royalty Revenues	$8,776	33%	6,868	27%
Total Tesco Cherokee Brand Royalty Revenue	$723	3%	2,778	11%

Total International Royalty Revenues	$9,499	36%	9,646	38%

  Tesco

        Tesco's retail sales of merchandise bearing the Cherokee brand, which for Fiscal 2013 included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $0.4 million in the fourth quarter of Fiscal 2013, as compared to $10.6 million for the fourth quarter of Fiscal 2012. For Fiscal 2013, Tesco's retail sales of Cherokee branded merchandise totaled $15.5 million, as compared to $152.7 million in Fiscal 2012. We believe the decrease in Tesco's retail sales of Cherokee branded products is primarily due to a reduction of Cherokee branded product categories in the UK and Central European countries, Tesco's commitment to bolster its private label brand within the children's product categories and the reduction of Cherokee branded products in the men's and women's categories, as well as challenging international economic conditions.

        Royalty revenues from our Cherokee brand at Tesco were $0.2 million for the fourth quarter of Fiscal 2013 and $0.2 million for the fourth quarter of Fiscal 2012. Royalty revenues from our Cherokee brand at Tesco were $0.7 million for Fiscal 2013 and $2.8 million for Fiscal 2012.

  Zellers

        Zellers' retail sales in Canada of merchandise bearing the Cherokee brand were approximately $16.0 million during the fourth quarter of Fiscal 2013 compared to $29.9 million for the fourth quarter of Fiscal 2012. For Fiscal 2013, Zellers' retail sales of Cherokee branded merchandise totaled $101.6 million, as compared to $104.8 million in Fiscal 2012. The decrease in Zellers' retail sales of the Cherokee branded products is attributed to store closings. Revenues from Zellers totaled $2.1 million in each of Fiscal 2013 and Fiscal 2012. Beginning in February 2013, the selling of Cherokee branded products in Canada has transitioned from Zellers to Target.

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

Liquidity and Capital Resources

        Cash Flows.    On February 1, 2014, we had cash and cash equivalents of $3.6 million. On February 2, 2013, we had cash and cash equivalents of $2.4 million. On January 28, 2012, we had cash and cash equivalents of $7.4 million.

        During Fiscal 2014, cash provided by operations was $8.6 million, compared to $9.8 million in Fiscal 2013. We attribute this decrease of $1.2 million in part to a decrease of $0.8 million in net income. The other primary differences in cash provided by operations between Fiscal 2014 and Fiscal 2013 include: (i) an increase in accounts payable of $0.6 million in Fiscal 2014 as compared to an increase in accounts payable of $0.4 million in Fiscal 2013, which we attribute primarily to acquisition related expenses; (ii) an increase in accounts receivable of $0.9 million in Fiscal 2014 as compared to a decrease of $0.2 million in Fiscal 2013, which we attribute primarily to royalty revenue due for the Hawk and Tony Hawk brands; and (iii) stock based compensation expense, including a tax effect, of $0.8 million in Fiscal 2014 as compared to $1.0 million in Fiscal 2013, which we attribute primarily to a tax shortfall from stock-based compensation in Fiscal 2014.

        During Fiscal 2013, cash provided by operations was $9.8 million, compared to $7.4 million in Fiscal 2012. We attribute this increase of $2.3 million in significant part to our payment of $4.1 million in Fiscal 2012 of compensation expense that was accrued in Fiscal 2011 in connection with the separation of our former executive chairman. The other primary differences in cash provided by operations between Fiscal 2013 and Fiscal 2012 include: (i) an increase in accounts payable of $0.4 million in Fiscal 2013 as compared to a decrease in accounts payable of $0.1 million in Fiscal 2012, which we attribute primarily to increased legal fees; (ii) an increase in accounts receivable of $0.2 million in Fiscal 2013 as compared to an increase of $1.3 million in Fiscal 2012, which we attribute primarily to reduced royalty revenue due from Tesco; and (iii) stock based compensation expense of $1.0 million in Fiscal 2013 as compared to $0.6 million in Fiscal 2012, which we attribute primarily to our issuance of more stock options in Fiscal 2013 than in Fiscal 2012.

        During Fiscal 2014, cash used by investing activities was $19.7 million, as compared to $18.5 million in Fiscal 2013. In Fiscal 2014, cash used by investing activities was comprised of $0.6 million of capital expenditures on office equipment, and $19.1 million for our purchase of the "Hawk" and "Tony Hawk" brands and trademark registration and renewal fees for the Cherokee, Liz Lange, Sideout and Carole Little brands. In Fiscal 2013, cash used by investing activities was comprised of $0.5 million of capital expenditures on office equipment and $18.0 million for our purchase of the "Liz Lange" and "Completely Me by Liz Lange" brands, our acquisition of rights to the Cherokee brand in the school uniforms category and trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

        During Fiscal 2013, cash used by investing activities was $18.5 million, as compared to $0.9 million in Fiscal 2012. In Fiscal 2012, we did not make any trademark purchases, and the net cash used in investing activities was comprised of $0.7 million for our purchase of property and equipment and $0.2 million for trademark registration fees and renewal costs.

        During Fiscal 2014, cash received from financing activities was $12.3 million, as compared to cash used in financing activities of $3.7 million in Fiscal 2013. We had net borrowings of $15.7 million in Fiscal 2014, as compared to $9.6 million in Fiscal 2013. During Fiscal 2014, our Board of Directors declared and paid a total of $3.4 million in dividends, as compared to $5.9 million in dividends paid in Fiscal 2013.

        During Fiscal 2013, cash received from financing activities was $3.7 million, as compared to cash used in financing activities of $8.6 million in Fiscal 2012. We had net borrowings of $9.6 million in Fiscal 2013, as compared to $0.3 million in Fiscal 2012. During Fiscal 2013, our Board of Directors declared and paid a total of $5.9 million in dividends, as compared to $6.7 million in dividends paid in Fiscal 2012. In Fiscal 2012, we consummated repurchases of our common stock pursuant to our repurchase program for an aggregate purchase price of approximately $1.9 million. We received $0.2 million in cash for the purchase of shares of common stock by our Chief Executive Officer in Fiscal 2012.

Credit Agreement with JPMorgan Chase

        On September 4, 2012, and in connection with our acquisition of the "Liz Lange" and "Completely Me by Liz Lange" brands, Cherokee and JPMorgan Chase (or "JPMorgan") entered into a credit agreement (as amended, the "Credit Agreement"), which was amended on January 31, 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms category. The Credit Agreement was further amended on January 10, 2014 in connection with our acquisition of the "Hawk" and "Tony Hawk" brands (the "Hawk Acquisition"). Effective January 10, 2014, Cherokee and JP Morgan entered into amendments to each of (i) the Credit Agreement, (ii) the existing Term Note, which was originally issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 31, 2013 (as amended, the "2013 Term Note") and (iii) the Line of Credit Note, which was issued by Cherokee in favor of JPMorgan as of September 4, 2012 (as amended, the "Revolver"). In addition, pursuant to the Credit Agreement, JPMorgan issued to Cherokee a new term note (the "2014 Term Note" and, together with the foregoing amendments, the "Loan Agreement Amendments") in the principal sum equal to the purchase price in the Hawk Acquisition, or $19 million. The principal outstanding under the 2014 Term Note is to be repaid on a quarterly basis, commencing on February 28, 2014 and continuing thereafter through November 30, 2018 in equal principal installments of $0.95 million, except that that the initial payment equaled approximately $0.63 million and the final payment equals approximately $0.32 million. The 2014 Term Note bears interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan's annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%. Pursuant to the Credit Agreement, the definition of "senior funded debt ratio" requires that Cherokee not exceed a ratio equal to (i) 2.50 to 1.00 until the fiscal quarter ending October 31, 2014, (ii) 2.25 to 1.00 from the fiscal quarter ending January 31, 2015 until the fiscal quarter ending January 31, 2016, and (iii) 2.00 to 1.00 thereafter. Prior to the effectiveness of the January 2014 amendment to the Credit Agreement, such limitation on Cherokee's senior funded debt ratio was fixed at 2.00 to 1.00 for all periods. In addition, pursuant to the Loan Agreement Amendments, the interest rate that applies to the 2013 Term Note and to the Revolver was amended to equal either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.25% or 2.5% depending on the applicable senior funded debt ratio or (ii) the Bank's annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%.

        Following the issuance of the 2014 Term Note, Cherokee's total borrowings under the Credit Agreement (collectively, the "Loan") is evidenced by (i) the 2013 Term Note, which was issued in the principal amount of $16.6 million and of which approximately $13.0 million is outstanding as of February 1, 2014, (ii) the Revolver, which provides Cherokee with a revolving line of credit in the principal amount of $2.0 million, none of which is outstanding as of February 1, 2014 and (iii) the 2014 Term Loan, which was issued in the principal amount of $19.0 million following the execution of the Loan Agreement Amendments. Cherokee paid an upfront fee equal to $0.95 million in connection with the issuance of the 2014 Term Loan.

        Consistent with the existing terms of the Credit Agreement, the Loan is secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee's business, including covenants that require Cherokee to obtain JPMorgan's consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5.0 million on an aggregate basis following the Hawk Acquisition, (iii) issue any equity securities other than pursuant to Cherokee's employee equity incentive plans or programs and (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to Cherokee's stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum "fixed charge coverage ratio" of at least 1.2 to 1.0 and (ii) a limitation of Cherokee's "senior funded debt ratio" as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee's assets (including trademarks) as collateral for the Loan. In the event of a default under the Credit Agreement, the Bank has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights including foreclosing on Cherokee's assets under the security agreements.

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

Lease Agreement for Corporate Headquarters

        Effective October 13, 2011, we entered into an Office Lease with Tri-Center Plaza, LP, pursuant to which we have leased certain premises of approximately 10,104 square feet located at 5990 Sepulveda Boulevard, Sherman Oaks, California to serve as our corporate headquarters. The term of the lease commenced on November 1, 2011 and expires five years after the commencement date. Cherokee has an option to extend the term for an additional five years. In addition, Cherokee has a one-time option to terminate the lease after the third year of the lease. On December 5, 2013, we amended this lease to include an additional 1,295 square feet of office space within the same premises as our corporate headquarters. The amendment expires November 1, 2016.

        The lease provides for base rent as follows:

Month of Lease Term	Monthly Base Rent
1 to 12	$20,713
13 to 24	$21,335
25 to 36*	$25,083
37 to 48	$25,835
49 to 60	$26,610

*
Increased monthly base rent to commence upon the date of substantial completion of work related to the additional office space we have leased adjacent to our corporate headquarters, which we expect to occur during the first quarter of Fiscal 2015.

        Uses of Liquidity.    Our cash requirements through the end of Fiscal 2015 are primarily to fund operations, working capital, and at our discretion and subject to the terms of our credit agreement repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures. The declaration and payment of any future dividends or repurchases of our common stock are subject to negative covenants contained in our credit agreement and, assuming the satisfaction or waiver by JPMorgan of such covenants, will be made at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board.

        We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

        The following table provides information related to our contractual cash obligations under various financial and commercial agreements as of February 1, 2014:

	Payments Due by Period(a)
(amounts in thousands) Contractual Obligations	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019 and thereafter	Total
Operating Leases(b)	$410	$397	$277	$28	$2	$1,114
Long-term debt(c)	$6,711	$7,344	$7,344	$6,458	$4,117	$31,974
Interest on long-term debt(c)	$900	$685	$464	$244	$95	$2,388

Total Contractual Cash Obligations	$8,021	$8,426	$8,085	$6,730	$4,214	$35,476

(a)
For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captioned "Fiscal 2015" starts February 2, 2014 and ends January 31, 2015.

(b)
Represents future minimum non-cancelable lease payments with respect to the lease of our office facilities in Sherman Oaks (including an amendment to the lease for additional space) and Huntington Beach, California and Minneapolis, Minnesota and our equipment leases for Sherman Oaks and Minneapolis. The Sherman Oaks lease is set to expire on November 1, 2016. There is one five-year option to extend this lease. The Minneapolis lease is set to expire on March 15, 2018. There is one three-year option to extend this lease. The Huntington Beach lease is set to expire on June 30, 2014.

(c)
Represents future interest and principal payments with respect to our credit agreement with JPMorgan.

        During Fiscal 2014, we announced dividends of $0.30 per share and paid during Fiscal 2014 cash dividends of $0.40 per share. Since December 2003, we paid a cash dividend to our stockholders during each quarter through the fourth quarter of Fiscal 2014. The payment of any future dividends will be at the discretion of our Board and will be dependent upon our financial conditions, results of operations, capital requirements, compliance with our credit agreement and other factors deemed relevant by our Board of Directors. Our Board of Directors may determine whether or not to pay dividends in future periods for any reason it deems relevant.

        Sources of Liquidity.    We expect our primary sources of liquidity to be cash flow generated from operations, cash and cash equivalents currently on hand, and funds made available to us pursuant to our Revolver. We believe our cash flow from operations, together with our cash and cash equivalents currently on hand and access to funds pursuant to the Revolver, will be sufficient to meet our working capital, capital expenditure, and other commitments through the end of Fiscal 2015. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled "Risk Factors" in Item 1A of this Form 10-K and under the caption title "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Item 7.

        As of February 1, 2014, we were not the guarantor of any other material third-party obligations. As of February 1, 2014, we did not have any irrevocable repurchase obligations.

        If our revenues and cash flows during Fiscal 2015 are lower than Fiscal 2014, we may not have cash available to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands, and we could fall out of compliance with the terms of our credit agreement. If our revenues and cash flows during Fiscal 2015 are materially lower than Fiscal 2014, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

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

        The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against such licensee's foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar has strengthened in recent periods, we believe the cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the Fourth Quarter and Fiscal 2014 in comparison to the comparable prior year periods was an approximate $0.1 million decrease in royalties for the Fourth Quarter and an approximate $0.5 million decrease for Fiscal 2014.

Recent Accounting Pronouncements

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

        In July 2013, the FASB issued authoritative guidance which requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss or a tax credit carryforward, if specific criteria are met. This guidance is effective for fiscal periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Item 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

        Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        Interest: From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. In relation to our term loan with JPMorgan Chase, a 100 basis point increase in the interest rate would have an immaterial impact on interest expense for Fiscal 2014.

        Foreign Currency: We conduct business in various parts of the world. We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business. For Fiscal 2014, revenues from international licensing activities comprised 32% of our consolidated revenues. For Fiscal 2014, a hypothetical 10% strengthening of the US dollar relative to the foreign currencies of countries where our licensees operate would have affected our revenues by approximately $0.9 million, which represents 3% of our total revenues reported for Fiscal 2014. Such change is not considered to represent a material effect on our results of operations or cash flow.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cherokee Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Cherokee Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended February 1, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherokee Inc. and subsidiaries at February 1, 2014 and February 2, 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cherokee Inc.'s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated April 17, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California April 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cherokee Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity and cash flows of Cherokee Inc. (the "Company") for the year ended January 28, 2012. These 2012 consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2012 consolidated financial statements of Cherokee Inc. referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Los Angeles, California
April 12, 2012

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	February 1, 2014	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$3,634	$2,424
Receivables	6,056	5,147
Income taxes receivable	252	779
Prepaid expenses and other current assets	293	426
Deferred tax asset	239	48

Total current assets	10,474	8,824
Trademarks, net	40,683	22,131
Deferred tax asset	1,678	1,693
Property and equipment, net	1,222	945
Other assets	54	59

Total assets	$54,111	$33,652

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued payables	$2,206	$1,125
Current portion of long term debt	6,991	3,291
Income taxes payable	212	—
Accrued dividends	—	840
Deferred revenue—current	94	80
Accrued compensation payable	277	63

Total current liabilities	9,780	5,399
Long term liabilities:
Long term debt	25,144	13,228
Income taxes payable	1,179	1,316
Other non-current	109	183

Total liabilities	36,212	20,126

Commitments and Contingencies (Note 7)
Stockholders' Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,403,500 shares issued and outstanding at February 1, 2014 and 8,400,168 issued and outstanding at February 2, 2013	167	167
Additional paid-in capital	21,069	20,249
Retained deficit	(3,337)	(6,890)

Total stockholders' equity	17,899	13,526

Total liabilities and stockholders' equity	$54,111	$33,652

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Royalty revenues	$28,614	$26,558	$25,604
Selling, general and administrative expenses	17,630	13,973	13,575
Amortization of trademarks	995	1,491	1,371

Operating income	9,989	11,094	10,658
Other income (expense):
Interest expense	(520)	(240)	(252)
Interest income and other income (expense), net	2	18	25

Total other income (expense), net	(518)	(222)	(227)

Income before income taxes	9,471	10,872	10,431
Income tax provision	3,397	4,039	2,921

Net income	$6,074	$6,833	$7,510

Net income per common share attributable to common stockholders:
Basic earnings per share	$0.72	$0.81	$0.89

Diluted earnings per share	$0.72	$0.81	$0.89

Weighted average common shares outstanding attributable to common stockholders:
Basic	8,394	8,394	8,454
Diluted	8,409	8,411	8,457
Dividends declared per common share	$0.30	$0.60	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$6,074	$6,833	$7,510
Other comprehensive income	—	—	—

Comprehensive income	$6,074	$6,833	$7,510

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)

	Common Stock
			Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Par Value				Total
Balance at January 29, 2011	8,496	$177	$(7,260)	$18,517	$(401)	$11,033
Stock-based compensation including tax effect	—	—	—	573	—	573
Issuance of common stock under stock compensation plans including tax effect	23	—	—	266	—	266
Stock repurchase	(132)	—	(1,885)	—	—	(1,885)
Stock retirement	—	(10)	9,145	(85)	(9,050)	—
Dividends	—	—	—	—	(6,746)	(6,746)
Net income	—	—	—	—	7,510	7,510

Balance at January 28, 2012	8,387	$167	$—	$19,271	$(8,687)	$10,751

Stock-based compensation including tax effect	—	—	—	906	—	906
Issuance of common stock under stock compensation plans including tax effect	13	—	—	72	—	72
Dividends	—	—	—	—	(5,036)	(5,036)
Net income	—	—	—	—	6,833	6,833

Balance at February 2, 2013	8,400	$167	$—	$20,249	$(6,890)	$13,526

Stock-based compensation including tax effect	—	—	—	784	—	784
Stock option exercises	3	—	—	36	—	36
Dividends	—	—	—	—	(2,521)	(2,521)
Net income	—	—	—	—	6,074	6,074

Balance at February 1, 2014	8,403	$167	$—	$21,069	$(3,337)	$17,899

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Operating activities:
Net income	$6,074	$6,833	$7,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	352	203	116
Amortization of trademarks	995	1,491	1,371
Deferred income taxes	(176)	(139)	921
Stock-based compensation including tax effect	784	967	573
Other, net	(44)	84	37
Changes in operating assets and liabilities:
Receivables	(909)	173	1,287
Prepaids and other current assets	133	(293)	(44)
Income taxes receivable	527	599	—
Accounts payable and other accrued payables	581	383	(82)
Deferred revenue	14	(547)	(233)
Income taxes payable	75	239	(50)
Accrued compensation	214	(205)	(4,046)

Net cash provided by operating activities	8,620	9,788	7,360

Investing activities:
Purchases of trademarks, including registration and renewal cost	(19,053)	(18,026)	(258)
Purchase of property and equipment	(629)	(491)	(676)

Net cash used in investing activities	(19,682)	(18,517)	(934)

Financing activities:
Proceeds from US Bank Term Loan and promissory note	—	—	10,000
Proceeds from JPMorgan Term Loan	19,000	17,250	—
Payments of US Bank Term Loan and promissory note	—	(6,938)	(10,322)
Payments of JPMorgan Term Loan	(3,308)	(650)	—
Debt discount and deferred financing costs	(95)	(129)	—
Proceeds from exercise of stock options	36	72	161
Proceeds from issuance of common stock	—	—	200
Repurchase of common stock	—	—	(1,885)
Dividends	(3,361)	(5,873)	(6,746)

Net cash provided by (used in) financing activities	12,272	3,732	(8,592)

Increase (decrease) in cash and cash equivalents	1,210	(4,997)	(2,166)
Cash and cash equivalents at beginning of period	2,424	7,421	9,587

Cash and cash equivalents at end of period	$3,634	$2,424	$7,421

Cash paid during period for:
Income taxes	$3,240	$3,667	$2,127
Interest	$455	$240	$244
Non-cash financing activities:
Accrued and declared dividends	$—	$840	$1,677

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

1.     Business

        Cherokee Inc. ("Cherokee, or the "Company") is in the business of marketing and licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Uniform, Sideout and Carole Little brands and related trademarks and other brands it owns or represents. Cherokee is one of the leading licensors of brand names and trademarks for apparel, footwear and accessories in the United States.

        On January 10, 2014, the Company entered into an asset purchase agreement with Quiksilver, Inc. and Hawk Designs, Inc., to which the Company acquired various assets related to the "Hawk" and "Tony Hawk" signature apparel brands and related trademarks. As consideration for the acquisition, Cherokee agreed to pay a cash purchase price equal to $19,000.

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

  Company Year End

        The Company's fiscal year comprises a 52 or 53 week period ending on the Saturday nearest to January 31. The fiscal years ended February 1, 2014 ("Fiscal 2014"), February 2, 2013 ("Fiscal 2013"), and January 28, 2012 ("Fiscal 2012") represent a 52 week period, a 53 week period and a 52 week period, respectively.

  Receivables

        Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

  Allowance for Doubtful Accounts

        The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company's licensees, current economic conditions, bankruptcy, and other factors that may affect the licensees' ability to pay. There was no allowance for doubtful accounts as of February 1, 2014 or February 2, 2013.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

  Recent Accounting Pronouncements

        In February 2013, the FASB issued new guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. It requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by respective line items of net income (loss). This disclosure is required only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income (loss), a cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts is required. The new guidance is effective for interim or fiscal years beginning on or after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's financial statements or disclosures.

        In July 2013, the FASB issued authoritative guidance which requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss or a tax credit carryforward, if specific criteria are met. This guidance is effective for fiscal periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

  Reclassifications

        The Company has reclassified certain prior year amounts within the consolidated balance sheets to conform to the Company's current year presentation.

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

(Amounts in thousands, except percentages, share and per share amounts)

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

        The Company's royalty recognition policy provides for recognition of royalties in the quarter earned. The Company's agreement with Target for the Cherokee brand in the U.S. accounts for the majority of the Company's historical revenues and is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved. With respect to Target's sales in the U.S. of Cherokee branded products other than in the school uniforms category and adult products sold on Target dotcom, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company's royalty revenues as a percentage of Target's retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company's agreement with Target. The amount of Cherokee brand royalty revenue earned by the Company from Target in any quarter is dependent not only on Target's retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target's cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company's first quarter to be the Company's highest revenue and profitability quarter and the Company's fourth quarter to be the Company's lowest quarter. However, such historical patterns may vary in the future, depending upon the execution of new license agreements and retail sales volumes achieved in each quarter from Target and also on the revenues the Company receives from Target or other licensees that are not subject to reduced royalty rates based upon cumulative sales, including with respect to the Company's Liz Lange and Completely Me by Liz Lange brands as well as Cherokee brand in the school uniforms category, Cherokee adult products sold on Target dotcom, and the recently acquired Tony Hawk brand.

        In order to ensure that Cherokee's licensees are appropriately reporting and calculating royalties owed to Cherokee, all of Cherokee's license agreements include audit rights to allow Cherokee to validate the royalties paid. Any revenue resulting from these audits, or other audits, is recognized in the financial statement of the current reporting period.

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

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

  Deferred Financing Costs and Debt Discount

        Deferred financing costs and debt discounts are capitalized and amortized into interest expense over the life of the debt.

  Property and Equipment

        Property and equipment consist of the following:

(amounts in thousands)	February 1, 2014	February 2, 2013
Computer Equipment	$349	$285
Software	49	34
Furniture and Store Fixtures	1,141	595
Leasehold Improvements	317	312
Less: Accumulated depreciation	(634)	(281)

Property and Equipment, net	$1,222	$945

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

        Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the term of the license agreement. Leasehold improvements are depreciated over the shorter of five years, or the life of the lease term. Depreciation expense was $352, $203, and $116 for Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively.

  Trademarks

        The Company holds various trademarks including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line, All That Jazz®, and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and in a number of other countries. The Company also holds trademark applications for Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Sideout Sport, Carole Little, Chorus Line, Saint Tropez-West, All That Jazz, and others in numerous countries. The Company intends to renew these registrations, as appropriate, prior to expiration. The Company monitors on an ongoing basis unauthorized uses of the Company's trademarks, and relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect the Company's intellectual property rights both domestically and internationally.

        Trademark registration and renewal fees are capitalized and are amortized on a straight-line basis over the estimated useful lives of the assets. Trademark acquisitions are capitalized and are either amortized on a straight-line basis over the estimated useful lives of the assets, or are capitalized as indefinite-lived assets, if no legal, regulatory, contractual, competitive, economic, or other factors limit its useful life to Cherokee. Trademarks are evaluated for the possibility of impairment, at least annually.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

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

        The Company accounts for uncertainty in income taxes in accordance with authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

  Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Cherokee limits credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year-end February 1, 2014 and February 2, 2013, the Company's cash and cash equivalents exceeded FDIC limits.

        Concentrations of credit risk with respect to receivables are minimal due to the limited amount of open receivables and due to the nature of the Company's licensing royalty revenue program. Generally, the Company does not require collateral or other security to support licensee receivables. One licensee, Target Corporation ("Target"), accounted for approximately 53% and 65%, respectively, of trade receivables at February 1, 2014 and February 2, 2013 and approximately 66%, 60% and 54%, respectively, of revenues during Fiscal 2014, Fiscal 2013 and Fiscal 2012. For Fiscal 2012, Tesco Stores Limited represented 11% of revenues.

  Significant Contracts

        The current terms of the Company's relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and recently amended (i) on January 31, 2013 to add the category of school uniforms (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee-branded products in the category of adult merchandise on Target's website (target.com) in Fiscal 2015 and in future periods and (iii) on January 6, 2014 to reflect Target's election to renew the agreement through January 31, 2017 and to provide that Target can renew the agreement for successive two (2) year periods, provided that it satisfied the minimum guaranteed royalty payment of $10,500 for the preceding fiscal year (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the "Target Canada Agreement"), the terms of the Restated Target Agreement apply to the territory of Canada effective as of February 1, 2013. The current term of the Restated Target Agreement continues through January 31, 2017; however, the Restated Target Agreement may be renewed by Target for additional two year terms by providing written notice of renewal at least one year prior to the end of the then current extended restated term.

        Effective as of February 1, 2013, the minimum guaranteed royalty for Target increased from $9,000 to $10,500 and applies to all sales made by Target in the United States and in Canada as contemplated by the Target Canada Agreement, other than sales of Cherokee-branded products in the school uniforms category (which products are subject to a separate minimum guaranteed royalty of $800). Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise other than for sales of Cherokee-branded products in the school uniforms category and, beginning in Fiscal 2015, other than for sales of Cherokee-branded products in the adult merchandise category that are made on Target's website. The Company assumed a separate license agreement with Target for the Liz Lange and the Completely Me by Liz Lange brands in connection with the Company's acquisition of the assets in September 2012.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        In connection with the Hawk acquisition, Cherokee and Kohl's entered into an amended license agreement. Pursuant to such amendment, Kohl's is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States and has agreed to pay Cherokee an annual royalty rate for its sales of Hawk-branded signature apparel and related products in the United States subject to a minimum annual royalty guarantee of $4,800 per year for four years.

  Marketing and Advertising

        Generally, the Company's Direct to Retail licensees fund their own advertising programs. Cherokee's marketing, advertising and promotional costs were approximately $700, $1,500 and $2,700 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

        The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company's licensed brands in their respective territories, thus providing an identifiable benefit to Cherokee; the amounts during Fiscal 2014, Fiscal 2013 and Fiscal 2012 were approximately $70, $600 and $400, respectively, and are included in the total marketing, advertising and promotional costs above.

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

  Comprehensive Income

        Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company has no comprehensive income components and accordingly, net income equals comprehensive income.

  Treasury Stock

        Repurchased shares of the Company's common stock are held as treasury shares until they are reissued or retired. When the Company reissues treasury stock, and the proceeds from the sale exceed the average price that was paid by the Company to acquire the shares, the Company records such excess as an increase in additional paid-in capital.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

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

3.     Business Combinations

  Hawk and Tony Hawk Brands

        On January 10, 2014, Cherokee entered into an asset purchase agreement with Quiksilver, Inc. and Hawk Designs, Inc., pursuant to which Cherokee acquired various assets related to the "Hawk" and "Tony Hawk" signature apparel brands and related trademarks and was treated as a business combination accounted for using the acquisition method of accounting. As consideration for the acquisition, Cherokee paid a cash purchase price equal to $19,000. The Company has incurred costs relating to the acquisition and has included these costs in selling, general and administrative in the amount of approximately $1,000 in the fourth quarter of Fiscal 2014 for legal, accounting, banking and other professional fees. These trademarks have been treated as indefinite-lived and no amortization has been recorded. Trademarks are evaluated for the possibility of impairment, at least annually.

  Purchase Price Allocation

Cash paid to seller by Cherokee	19,000
Allocation of purchase price to trademarks	19,000

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

  Liz Lange and Completely Me by Liz Lange Brands

        On September 4, 2012, Cherokee and LLM Management Co., LLC entered into an asset purchase agreement, pursuant to which Cherokee acquired various assets related to the "Liz Lange" and "Completely Me by Liz Lange" brands and was treated as a business combination. As consideration for the acquisition, Cherokee agreed to pay a cash purchase price equal to $13,100, with $12,600 paid by Cherokee concurrently with the closing and $500 of which was placed in an escrow fund that was released on March 31, 2013. In addition, Cherokee agreed to pay additional earn-out payments of $400 and $500 (for a total of up to $900 in contingent consideration), which consideration is payable upon the Company's satisfaction of certain revenues attributable to the assets during the remaining months of Fiscal 2013 and Fiscal 2014. The $400 earn-out payment was paid in Fiscal 2014. In addition, as part of the acquisition, Cherokee agreed to assume the seller's obligations under various agreements, which included a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the assets. The purchase price was allocated to trademarks and has been treated as indefinite-lived and no amortization has been recorded. Trademarks are evaluated for the possibility of impairment, at least annually.

  Cherokee Brand in the Category of School Uniforms

        On January 31, 2013, Cherokee and Strategic Partners, Inc. entered into an asset purchase agreement under which Cherokee acquired various rights relating to the Cherokee brand in the category of school uniforms in exchange for a cash payment of $4,250 and was treated as a business combination. Cherokee previously sold such assets to the seller in July 1995. The purchase price was allocated to trademarks and has been treated as indefinite-lived and no amortization has been recorded. Trademarks are evaluated for the possibility of impairment, at least annually.

4.     Trademarks

        Trademarks consist of the following:

(amounts in thousands)	February 1, 2014	February 2, 2013
Acquired Trademarks	$47,994	$28,503
Other Trademarks	8,551	8,488
Accumulated amortization	(15,862)	(14,860)

Total	$40,683	$22,131

        Amortization expense of trademarks was approximately $1,000, $1,500, and $1,400 for each of Fiscal 2014, Fiscal 2013, and Fiscal 2012, respectively. Expected amortization of trademarks for fiscal years 2015, 2016, 2017, 2018, and for 2019 is approximately $900, $800, $800, $500, and $200, respectively. The weighted average amortization period for Other Trademarks were 9.4 years, as of February 1, 2014. Certain acquired trademarks are indefinite lived and not amortized.

        Trademark acquisition, registration, and renewal fees capitalized during Fiscal 2014 totaled $19,053, predominantly due to the $19,000 acquisition of assets related to the "Hawk" and "Tony Hawk" brands. Trademark acquisition, registration, and renewal fees capitalized during Fiscal 2013 totaled $18,026, predominantly due to the acquisition of assets related to the "Liz Lange" and "Completely Me by Liz Lange" brands and acquisition of assets related to the Cherokee brand in the category of school uniforms.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

5.     Income Taxes

        The income tax provision as shown in the statements of operations includes the following:

(amounts in thousands)	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Current:
Federal	$2,380	$2,807	$2,857
State	305	397	(1,956)
Foreign	1,174	974	770

	3,859	4,178	1,671

Deferred:
Federal	$(154)	$(83)	$1,128
State	(22)	5	122

	(176)	(78)	1,250

Benefits recorded as a decrease of paid-in capital:
Federal	(267)	(57)	—
State	(19)	(4)	—

	(286)	(61)	—

	$3,397	$4,039	$2,921

        A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Tax expense at U.S. statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	1.8	2.4	1.7
State income tax refund, net of federal income tax	—	—	(9.4)
Nondeductible expenses	0.1	0.4	0.7
Other	—	0.3	1.0

Tax provision	35.9%	37.1%	28.0%

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        A summary of deferred income tax assets is as follows:

	February 1, 2014		February 2, 2013
(amounts in thousands)	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Amortization	$—	$168	$—	$237
Deferred revenue	—	28	—	54
Other	177	37	15	12
State income taxes	62	456	71	431
Compensation	—	1,383	—	1,277

Total deferred tax assets	239	2,072	86	2,011

Deferred tax liabilities:
Depreciation	—	(394)	—	(318)
Deferred revenue	—	—	(38)	—

Total deferred tax liabilities	—	(394)	(38)	(318)

Net deferred tax assets	$239	$1,678	$48	$1,693

        Foreign taxes include withholding required on royalty payments from foreign jurisdictions. Deferred tax assets primarily relate to state tax benefits, deferred revenue, and stock option compensation. The Company believes that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

        The difference in the effective tax rate for Fiscal 2014 and 2013 in comparison to Fiscal 2012 was primarily the result of settling income tax examinations in Fiscal 2012 with the California Franchise Tax Board in regards to the apportionment of net income. The settlement resulted in a tax provision decrease of approximately $1,000 in Fiscal 2012.

        The amount of unrecognized tax benefits was approximately $1,000 and $1,000, respectively, at February 1, 2014 and February 2, 2013. At February 1, 2014, approximately $700 of unrecognized tax benefits would, if recognized, affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(amounts in thousands)	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
Gross unrecognized tax benefits at beginning of year	$1,027	$900	$1,100
Additions:
Tax positions taken in prior years	10	273	250
Tax positions taken in the current year	22	24	—
Reductions:
Tax positions taken in prior years	(13)	(170)	—
Tax positions taken in the current year	—	—	—
Settlement with taxing authorities	—	—	(450)
Lapse in statute of limitations	(1)	—	—

Gross unrecognized tax benefits at year end	$1,045	$1,027	$900

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes on the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, was $60, $100 and $40. As of February 1, 2014 and February 2, 2013, respectively, the total amount of accrued interest and penalties included in the Company's liability for unrecognized tax benefits was $300 and $300.

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

        In the first quarter of Fiscal 2014, the State of California commenced an examination of the Company's California income tax returns for Fiscal 2009 and Fiscal 2010 that may be completed by the end of Fiscal 2015. As of February 1, 2014, the State has not proposed any significant adjustments to the Company's tax returns for these years. In the first quarter of Fiscal 2015, the Company settled an examination of its New York income tax returns for Fiscal 2007 through Fiscal 2010. Also in the first quarter of Fiscal 2015, the Company anticipates availing itself of a tax amnesty program offered by a state tax authority. As a result of the aforementioned events, the Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits will decrease in the next 12 months in the range of $250 to $700.

        In the first quarter of Fiscal 2015, the Internal Revenue Service (IRS) commenced an examination of the Company's U.S. income tax return for Fiscal 2012. As of February 1, 2014, it not known whether the IRS examination might lead to a significant increase or decrease in unrecognized tax benefits in the next 12 months.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

6.     Earnings Per Share

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for each of the past three fiscal years:

(amounts in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended February 1, 2014:
Basic earnings per share	$6,074	8,394	$0.72
Effect of dilutive securities—stock options	—	15	—

Dilutive earnings per share	$6,074	8,409	$0.72

For the year ended February 2, 2013:
Basic earnings per share	$6,833	8,394	$0.81
Effect of dilutive securities—stock options	—	17	—

Dilutive earnings per share	$6,833	8,411	$0.81

For the year ended January 28, 2012:
Basic earnings per share	$7,510	8,454	$0.89
Effect of dilutive securities—stock options	—	3	—

Dilutive earnings per share	$7,510	8,457	$0.89

        The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 1.0 million, 0.8 million and 0.7 million of anti-dilutive shares for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

7.     Commitments and Contingencies

  Operating Leases

        Cherokee leases the current office building under an operating lease expiring on November 1, 2016. The Company also has one five-year option to extend this lease for a total of 5 additional years, to November 1, 2021. The Company amended this lease to include an expansion premises within the same location as the current office building. The amendment expires November 1, 2016.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        The Company also leases an office in Minnesota under an operating lease expiring on March 15, 2018. There is one three-year option to extend this lease for a total of 3 additional years, to March 15, 2021. The Company also leases copiers and printers for these two offices under operating leases. The Company also leases an office in Huntington Beach under an operating lease expiring on June 30, 2014. The future minimum non-cancelable lease payments are as follows:

(amounts in thousands)	Operating Leases
Fiscal 2015	410
Fiscal 2016	397
Fiscal 2017	277
Fiscal 2018	28
Fiscal 2019 and thereafter	2

Total future minimum lease payments	1,114

        Total rent expense was approximately $300 for Fiscal 2014, $300 for Fiscal 2013 and $200 for Fiscal 2012. Total operating lease expenses, excluding rent, was approximately $100 for Fiscal 2014, $100 for Fiscal 2013 and $90 for Fiscal 2012, respectively.

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

        The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's financial position or results of operations. No material amounts were accrued as of February 1, 2014 or February 2, 2013 related to any of the Company's legal proceedings.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

8.     Capitalization

  Common Stock

        During the second quarter of Fiscal 2012, the Company purchased and retired approximately 24,000 shares of common stock at an average price of $16.47. During the third quarter of Fiscal 2012, the Company purchased and retired approximately 108,000 shares of common stock at an average price of $13.85.

  Preferred Stock

        The Company is authorized to issue up to 1,000,000 shares of preferred stock. The Board of Directors can determine the rights, preferences, privileges and restrictions on the preferred stock and the class and voting rights. As of February 1, 2014 and February 2, 2013, no shares of preferred stock were outstanding.

  Dividends

        Cherokee has made a quarterly dividend payment to stockholders during each completed quarter of Fiscal 2014, Fiscal 2013 and Fiscal 2012. On January 29, 2013, the Board of Directors approved a dividend of $0.10 per share, or $840, which was paid on March 15, 2013. On April 17, 2013, the Company's Board of Directors declared a dividend of $840, or $0.10 per share, which was paid on June 15, 2013. On August 8, 2013, the Company's Board of Directors declared a dividend of $840, or $0.10 per share, which was paid on September 16, 2013. On November 1, 2013, the Company's Board of Directors declared a dividend of $841, or $0.10 per share, which was paid on December 16, 2013. In the future, from time to time, the Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements and other factors deemed relevant by Cherokee's Board of Directors.

  Stock-Based Compensation

        Effective July 16, 2013, the Company's stockholders approved the 2013 Stock Incentive Award Plan, or the 2013 Plan. The 2013 Plan serves as the successor to the 2006 Incentive Award Plan, or the 2006 Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan). The 2013 plan authorized to be issued 700,000 additional shares of Common Stock, and (ii) 77,149 shares of Common Stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards granted under the 2006 Plan continue to be governed by its terms. Any such shares of Common Stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as Common Stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity-based awards to officers, other employees, and directors. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The Company has also granted non-plan options to certain executives as a material inducement for employment.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

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

        The Company estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the consolidated statements of income. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the award's service period.

        Stock-based compensation expense recognized in selling, general and administrative expenses for Fiscal 2014 was approximately $1,100 for Fiscal 2013 was approximately $1,000, and for Fiscal 2012 was approximately $600.

        The estimated fair value of options granted during Fiscal 2014, Fiscal 2013 and Fiscal 2012 as of each grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected Dividend Yield	3.00%	6.45%	4.65% to 6.67%
Expected Volatility	37.32 to 58.13	51.63 to 53.33	49.28 to 51.95
Risk-Free Interest Rate	0.75% to 1.52%	0.57% to 1.01%	0.74% to 1.1%
Expected Life (in years)	4.71 to 4.75	4.0 to 4.5	4.5 to 5.0
Estimated Forfeiture Rate	0% to 10%	10%	30%

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

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        A summary of activity for the Company's stock options as of and for Fiscal 2014, Fiscal 2013 and Fiscal 2012 is as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, at January 29, 2011	949,444	$18.76
Granted	326,000	$16.57
Exercised	(10,000)	$16.08
Canceled/forfeited	(291,611)	$19.23

Outstanding, at January 28, 2012	973,833	$17.92
Granted	293,000	$12.50
Exercised	(5,500)	$13.06
Canceled/forfeited	(186,333)	$18.44

Outstanding, at February 2, 2013	1,075,000	$16.37	4.49	425
Granted	168,500	$12.92
Exercised	(3,332)	$10.92
Canceled/forfeited	(83,334)	$14.57

Outstanding, at February 1, 2014	1,156,834	$16.02	3.85	436

Vested and Exercisable at February 1, 2014	714,657	$16.90	3.15	152

        The weighted average grant date fair value of options granted under the plans for Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $4.09, $3.23, and $6.89, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on February 1, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 1, 2014 (the last trading day). This amount changes based on the fair market value of the Company's common stock. The total intrinsic value of options exercised for Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $6, $8 and $16, respectively.

        As of February 1, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,300, which is expected to be recognized over a weighted average period of approximately 2.00 years. The total fair value of all options which vested during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was approximately $800, $1,100, and $500, respectively.

  Restricted Stock and Restricted Stock Units

        On April 15, 2013 and on July 16, 2013, the Compensation Committee of the Company's Board of Directors granted certain performance-based equity awards to executives under the Company's 2006 Stock Plan.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        The performance metric applicable to such awards is compound stock price growth, using the closing price of the Company's Common Stock on February 1, 2013, or $13.95, as the benchmark. The target growth rate is 10% annually, which results in an average share price target of (i) $15.35 for Fiscal 2014, (ii) $16.88 for Fiscal 2015 and (iii) $18.57 for the Company's fiscal year ending in 2016. The average share price will be calculated as the average of all market closing prices during the January preceding fiscal year end. If a target is met at the end of a fiscal year, one third of the shares subject to the award will vest. If the stock price target is not met, the relevant portion of the shares subject to the award will not vest but will roll over to the following fiscal year. The executive must continue to be employed by the Company through the relevant vesting dates to be eligible for vesting.

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

        Compensation expense on shares of restricted stock and performance stock, was approximately $200, $10 and $0 for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. The following table summarizes information about restricted stock and performance stock activity during Fiscal 2013 and Fiscal 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at January 28, 2012	—	—
Granted	9,000	$13.24
Vested	—	—
Forfeited	(1,500)	$13.06

Unvested stock at February 2, 2013	7,500	$13.27
Granted	79,500	$4.99
Vested	—	—
Forfeited	—	—

Unvested stock at February 1, 2014	87,000	$5.70

        As of February 1, 2014, total unrecognized stock-based compensation expense related to restricted stock and performance stock was approximately $300, which is expected to be recognized over a weighted average period of approximately 1.88 years.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

9.     Debt

  Former Loan Agreement with U.S. Bank

        On February 16, 2011, Cherokee and U.S. Bank National Association ("U.S. Bank") entered into a term loan agreement, which was amended on December 7, 2011. The amended loan agreement consisted of (i) a term loan in the principal amount of $5,000 with a two year maturity date and (ii) a term loan in the principal amount of $2,000 with a four year maturity. On June 5, 2012, Cherokee prepaid all outstanding principal and interest on the amended loan agreement. As a result, Cherokee currently has no outstanding borrowings under the amended term loan agreement with U.S. Bank.

  Credit Agreement with JPMorgan Chase

        On September 4, 2012, and in connection with the acquisition of the "Liz Lange" and "Completely Me by Liz Lange" brands, Cherokee and JPMorgan Chase (or "JPMorgan") entered into a credit agreement (as amended, the "Credit Agreement"), which was amended on January 31, 2013 in connection with the Company's acquisition of rights related to the Cherokee brand in the school uniforms category. The Credit Agreement was further amended on January 10, 2014 in connection with the Hawk acquisition of the "Hawk" and "Tony Hawk" brands (the "Hawk Acquisition"). Effective January 10, 2014, Cherokee and JP Morgan entered into amendments to each of (i) the Credit Agreement, (ii) the existing Term Note, which was originally issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 31, 2013 (as amended, the "2013 Term Note") and (iii) the Line of Credit Note, which was issued by Cherokee in favor of JPMorgan as of September 4, 2012 (as amended, the "Revolver"). In addition, pursuant to the Credit Agreement, JPMorgan issued to Cherokee a new term note (the "2014 Term Note" and, together with the foregoing amendments, the "Loan Agreement Amendments") in the principal sum equal to the purchase price in the Hawk Acquisition, or $19,000. The principal outstanding under the 2014 Term Note is to be repaid on a quarterly basis, commencing on February 28, 2014 and continuing thereafter through November 30, 2018 in equal principal installments of $950, except that that the initial payment equaled approximately $633 and the final payment equals approximately $317. The 2014 Term Note bears interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan's annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%. Pursuant to the Credit Agreement, the definition of "senior funded debt ratio" requires that Cherokee not exceed a ratio equal to (i) 2.50 to 1.00 until the fiscal quarter ending October 31, 2014, (ii) 2.25 to 1.00 from the fiscal quarter ending January 31, 2015 until the fiscal quarter ending January 31, 2016, and (iii) 2.00 to 1.00 thereafter. Prior to the effectiveness of the January 2014 amendment to the Credit Agreement, such limitation on Cherokee's senior funded debt ratio was fixed at 2.00 to 1.00 for all periods. In addition, pursuant to the Loan Agreement Amendments, the interest rate that applies to the 2013 Term Note and to the Revolver was amended to equal either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.25% or 2.5% depending on the applicable senior funded debt ratio or (ii) the Bank's annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        Following the issuance of the 2014 Term Note, Cherokee's total borrowings under the Credit Agreement (collectively, the "Loan") is evidenced by (i) the 2013 Term Note, which was issued in the principal amount of $16,600 and of which approximately $13,000 is outstanding as of February 1, 2014, (ii) the Revolver, which provides Cherokee with a revolving line of credit in the principal amount of $2,000, none of which is outstanding as of February 1, 2014 and (iii) the 2014 Term Loan, which was issued in the principal amount of $19,000 following the execution of the Loan Agreement Amendments. Cherokee paid an upfront fee equal to $95 in connection with the issuance of the 2014 Term Loan.

        Consistent with the existing terms of the Credit Agreement, the Loan is secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee's business, including covenants that require Cherokee to obtain JPMorgan's consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis following the Hawk Acquisition, (iii) issue any equity securities other than pursuant to Cherokee's employee equity incentive plans or programs and (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to Cherokee's stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum "fixed charge coverage ratio" of at least 1.2 to 1.0 and (ii) a limitation of Cherokee's "senior funded debt ratio" as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee's assets (including trademarks) as collateral for the Loan. In the event of a default under the Credit Agreement, the Bank has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights including foreclosing on Cherokee's assets under the security agreements.

10.   Unaudited Quarterly Results

        The following table summarizes certain unaudited financial information by quarter for Fiscal 2014 and Fiscal 2013:

	Fiscal year ended February 1, 2014
(amounts in thousands, except per share data)	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Net revenues	$8,053	$7,495	$6,684	$6,382
Income before income taxes	2,540	3,147	2,504	1,280
Net income	1,622	1,938	1,563	951
Net income per share—basic	0.19	0.23	0.19	0.11
Net income per share—diluted	0.19	0.23	0.19	0.11

	Fiscal year ended February 2, 2013
(amounts in thousands, except per share data)	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Net revenues	$7,514	$6,306	$6,730	$6,008
Income before income taxes	3,322	2,639	3,264	1,647
Net income	2,071	1,608	2,077	1,077
Net income per share—basic	0.25	0.19	0.25	0.13
Net income per share—diluted	0.25	0.19	0.25	0.13

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

11.   Segment Reporting

        Authoritative guidance requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

        The Company operates in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Cherokee's marketing and licensing activities extend to brands which the Company owns and to brands owned by others. Cherokee's operating activities relating to owned and represented brands are identical and are performed by a single group of marketing professionals. While Cherokee's principal operations are in the United States, the Company also derives royalty revenues from some of the Company's licensees that are located all around the world. Revenues by geographic area based upon the licensees' country of domicile consisted of the following:

(amounts in thousands)	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012
U.S. and Canada	$20,085	$19,258	$18,085
Latin America	2,699	2,072	1,638
United Kingdom and Europe	1,120	1,173	3,308
Asia	2,751	2,297	994
All Others	1,959	1,758	1,579

Total	$28,614	$26,558	$25,604

        Long-lived tangible assets are located in the U.S., United Kingdom and Mexico with values of approximately $761, $223, and $238 as of February 1, 2014 and values of approximately $816, $74, and $55 as of February 2, 2013.

12.   Defined Contribution Plan

        The Company has a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. For Fiscal 2014, Fiscal 2013, and Fiscal 2012, the costs of these matching contributions were approximately $90, $70 and $60, respectively.

13.   Subsequent Events

        On April 11, 2014, the Board of Directors declared a dividend of $420, or $0.05 per share, which will be paid on or about June 16, 2014 to stockholders of record as of April 11, 2014.

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

        We have carried out an evaluation, as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 1, 2014.

        Management's Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (COSO). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting as of February 1, 2014 was effective.

        Ernst & Young LLP, our Independent Registered Public Accounting Firm that has audited the financial statements included in Item 8—Financial Statements and Supplementary Data, has issued an attestation report on our internal control over financial reporting.

        Changes in Internal Control Over Financial Reporting.    During the fourth quarter of our fiscal year ended February 1, 2014, management completed the corrective actions to remediate the material weaknesses discussed in our annual report on Form 10-K/A for the fiscal year ended February 2, 2013. The remediation efforts included hiring third parties to evaluate and assist management in changing logical access controls to ensure proper segregation of duties, increasing management's use of appropriately qualified third party advisors to assist management with the preparation of our quarterly and annual income tax provisions and uncertain tax position liability, and utilization of third party software programs and resources to assist management with the documentation of the stock based awards' fair value calculations to facilitate management's analysis of data required to determine the fair value of our stock based compensation awards. We also allocated appropriate, qualified resources to reconcile all balance sheet accounts and credit card expenses on a monthly basis and required formal reviews and signoffs of the reconciliations by the appropriate level of management. Management periodically reported on the progress of the remediation efforts and reviewed the results of its assessment with the Audit Committee. Management's testing of controls indicated that the actions put in place to remediate the material weaknesses were adequately implemented and management's internal control over financial reporting operated effectively as of February 1, 2014. There were no other changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cherokee Inc. and subsidiaries

We have audited Cherokee Inc. and subsidiaries' internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cherokee Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Cherokee Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cherokee Inc. and subsidiaries as of February 1, 2014 and February 2, 2013 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended February 1, 2014 and our report dated April 17, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
April 17, 2014

Item 9B.    OTHER INFORMATION

        Not applicable.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 1, 2014. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 1, 2014.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 1, 2014.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 1, 2014.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or Form 10-K, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended February 1, 2014.

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
2.3
Asset Purchase Agreement, by and among Cherokee Inc., Hawk 900 Brands LLC, Hawk Designs, Inc. and Quiksilver, Inc., dated as of January 10, 2014 (incorporated by reference to Exhibit 2.1 of Cherokee's Form 8-K dated January 10, 2014).
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
10.2
The 2006 Incentive Award Plan (restating the 2003 Incentive Award Plan)(incorporated by reference to Annex A to Cherokee's Proxy Statement dated April 20, 2006 for its 2006 Annual Stockholders' meeting).
10.3	Amendment No 1 to The 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).
10.4	Form of Employee Option Agreement (incorporated by reference to Exhibit 10.6 of Cherokee's Form 10-K for the fiscal year ended February 3, 2001).
10.5	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated June 18, 2012).
10.6	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended May 4, 2013).
10.7	Cherokee Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A of Cherokee's Proxy Statement, Form DEF 14A, dated May 31, 2013 for its 2013 Annual Stockholders' Meeting).
10.8	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Cherokee's Form 10-Q for the quarterly period ended August 3, 2013).

Exhibit Number	Description of Exhibit
10.9	Stock Option Agreement, dated as of June 4, 2010, by and between Cherokee and Robert Margolis (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).
10.10	Stock Option Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated August 26, 2010).
10.11
Amendment to Stock Option Agreement, dated as of July 26, 2012, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended July 28, 2012).
10.12
Stock Option Agreement, dated as of January 28, 2011, by and between Cherokee and Jess Ravich (incorporated by reference to Exhibit 10.18 of Cherokee's Form 10-K for the fiscal year ended January 29, 2011).
10.13	Amended and Restated Executive Employment Agreement, dated July 16, 2013, between Cherokee Inc. and Henry Stupp (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated July 16, 2013).
10.14	Offer Letter to Jason Boling, dated February 22, 2013 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated February 25, 2013).
10.15
Stock Option Agreement, dated as of March 25, 2013, by and between Cherokee Inc. and Jason Boling (incorporated by reference to Exhibit 4.2 of Cherokee's Registration Statement No. 333-190795 on Form S-8 filed with the Commission on August 23, 2013).
10.16	Restated License Agreement effective as of February 1, 2008, by and between Cherokee and Target Corporation (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated January 8, 2008).
10.17
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
10.20
Amendment No. 3 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., dated as of April 3, 2013 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 10-Q for the quarterly period ended May 4, 2013).
10.21
Renewal and Amendment No. 4 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., dated January 2, 2014 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated January 10, 2014).

Exhibit Number	Description of Exhibit
10.22	Cover Agreement to Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco Stores Limited ("Tesco"), together with the Cherokee Inc.—International Retail License Agreement, dated as of March 10, 2003, by and between Cherokee and Tesco; as amended by Amendment No. 1 to License Agreement, dated as of December 22, 2003, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 2 to License Agreement, dated as of August 3, 2004, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Amendment No. 3 to License Agreement, dated as of July 29, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by License Memo Agreement, dated as of November 25, 2005, by and among Cherokee, Tesco and certain affiliates of Tesco; as amended by Trade Mark Sub-License Agreement, dated as of February 26, 2007, by and among Cherokee, Tesco and Shanghai Kangcheng Storage Co. Limited; as amended by Amendment No. 4 to License Agreement, dated as of March 6, 2008, by and among Cherokee, Tesco and certain affiliates of Tesco (incorporating by reference to Exhibit 10.11 of Cherokee's Form 10-K for the fiscal year ended February 2, 2008).
10.23	Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated September 4, 2012).
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
10.31
Second Amendment to Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated January 10, 2014).

Exhibit Number	Description of Exhibit
10.32	Second Amendment to Term Note, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated January 10, 2014).
10.33
First Amendment to Line of Credit Note, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 8-K dated January 10, 2014).
10.34	Term Note B-1, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.4 of Cherokee's Form 8-K dated January 10, 2014).
10.35*
Letter Amendment to Retail License Agreement, dated January 7, 2014, by and between Cherokee Inc. and Kohl's Illinois, Inc., together with: (i) the April 28, 2005 Retail License Agreement, by and between Hawk Designs, Inc., a wholly owned subsidiary of Quiksilver, Inc. ("QS") and Kohl's Illinois, Inc. as assignee of Kohl's Department Stores, Inc. ("Kohl's"); (ii) Amendments to Retail License Agreement, dated as of May 6, 2008, January 30, 2009 and May 26, 2011, each entered into by and between Kohl's and QS; (iii) Renewal dated April 1, 2010; and (iv) Assignment dated July 26, 2011.
10.36	Office Lease, by and between Tri-Center Plaza, LP and Cherokee, dated as of September 30, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated October 13, 2011).
10.37*	Amendment to Office Lease.
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
16.1	Letter of Moss Adams LLP to The Securities and Exchange Commission dated December 24, 2012 (incorporated by reference to Exhibit 16.1 of Cherokee's Form 8-K dated December 19, 2012).
21.1*	Subsidiaries of Cherokee Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
101*	The following materials from Cherokee's Annual Report on Form 10-K for the fiscal year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at February 1, 2014; (ii) Consolidated Statement of Operations for the fiscal year ended February 1, 2014; (iii) Consolidated Statement of Cash Flows for the fiscal year ended February 1, 2014; and (iv) Notes to Consolidated Financial Statements tagged in blocks of text.

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

Signature	Title	Date

/s/ HENRY STUPP Henry Stupp	Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2014
/s/ JASON BOLING Jason Boling	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2014
/s/ JESS RAVICH Jess Ravich	Chairman	April 17, 2014
/s/ TIM EWING Tim Ewing	Director	April 17, 2014
/s/ KEITH HULL Keith Hull	Director	April 17, 2014
/s/ ROBERT GALVIN Robert Galvin	Director	April 17, 2014
/s/ FRANK TWORECKE Frank Tworecke	Director	April 17, 2014