Form 10-Q
period 2014-05-03
CHEROKEE INC
filed 2014-06-10
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2014.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2014
Common Stock, $.02 par value per share	8,403,500

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	May 3, 2014	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$1,629	$3,634
Receivables	10,159	6,056
Income taxes receivable	—	252
Prepaid expenses and other current assets	603	293
Deferred tax asset	239	239
Total current assets	12,630	10,474
Trademarks, net	40,471	40,683
Deferred tax asset	1,382	1,678
Property and equipment, net	1,281	1,222
Other assets	52	54
Total assets	$55,816	$54,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrueds	$1,776	$2,206
Current portion of long term debt	7,308	6,991
Income taxes payable	708	212
Accrued dividends	420	—
Deferred revenue—current	50	94
Accrued compensation payable	452	277
Total current liabilities	10,714	9,780
Long term liabilities:
Long term debt	23,317	25,144
Income taxes payable	430	1,179
Other non-current	94	109
Total liabilities	34,555	36,212
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,403,500 issued and outstanding at May 3, 2014 and 8,403,500 issued and outstanding at February 1, 2014	167	167
Additional paid-in capital	21,259	21,069
Retained deficit	(165)	(3,337)
Total stockholders’ equity	21,261	17,899
Total liabilities and stockholders’ equity	$55,816	$54,111

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(amounts in thousands, except per share amounts)

	Three Months ended
	May 3, 2014	May 4, 2013

Royalty revenues	$9,960	$8,053
Selling, general and administrative expenses	4,562	4,967
Amortization of trademarks	232	405

Operating income	5,166	2,681

Other income (expense):
Interest (expense)	(241)	(132)
Interest income and other income (expense), net	—	(9)

Total other income (expense), net	(241)	(141)

Income before provision for income taxes	4,925	2,540

Income tax provision	1,333	918

Net income	$3,592	$1,622

Basic earnings per share	$0.43	$0.19

Diluted earnings per share	$0.43	$0.19

Weighted average shares outstanding:
Basic	8,396	8,393

Diluted	8,423	8,420

Dividends declared per share	$0.05	$0.10

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(amounts in thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net income	$3,592	$1,622
Other comprehensive income	—	—
Comprehensive income	$3,592	$1,622

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at February 1, 2014	8,403	$167	$21,069	$(3,337)	$17,899
Stock-based compensation including tax effect			190		190
Accrued dividends				(420)	(420)
Net income				3,592	3,592
Balance at May 3, 2014	8,403	$167	$21,259	$(165)	$21,261

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
Operating activities
Net income	$3,592	$1,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102	82
Amortization of trademarks	232	405
Deferred income taxes	296	(90)
Reversal of uncertain tax liabilities	(738)	—
Stock-based compensation including tax effect	190	174
Other, net	11	13
Changes in operating assets and liabilities:
Receivables	(4,103)	(3,005)
Prepaid expenses and other current assets	(310)	(72)
Income taxes receivable and payable, net	737	490
Accounts payable and other accrueds	(430)	1,164
Deferred revenue	(59)	(4)
Accrued compensation	175	129

Net cash (used in)/provided by operating activities	(305)	908

Investing activities
Purchase of property and equipment	(161)	(294)
Purchases of trademarks, including registration and renewal costs	(20)	(439)

Net cash used in investing activities	(181)	(733)

Financing activities
Payments of JP Morgan Term Loan	(1,519)	(650)
Dividends	—	(840)

Net cash used in financing activities	(1,519)	(1,490)

Increase (decrease) in cash and cash equivalents	(2,005)	(1,315)
Cash and cash equivalents at beginning of period	3,634	2,424

Cash and cash equivalents at end of period	$1,629	$1,109

Cash paid during period for:
Income taxes	$1,089	$500
Interest	229	120
Non-cash financing activities:
Accrued and declared dividends	$420	$840

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of May 3, 2014 and for the three month periods ended May 3, 2014 and May 4, 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Cherokee Inc. (“Cherokee” or the “Company”, and its subsidiaries and have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee are necessary for a fair statement of the financial position and the results of operations for the periods presented.  All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of February 1, 2014 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month period ended May 3, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

As used herein, the term “First Quarter” refers to the three months ended May 3, 2014; the term “Fiscal 2015” refers to the fiscal year ending January 31, 2015; the term “Fiscal 2014” refers to the most recent past fiscal year ended February 1, 2014; and the term “Fiscal 2013” refers to the fiscal year ended February 2, 2013.

Acquisition of Hawk and Tony Hawk Brands

On January 10, 2014, Cherokee entered into an asset purchase agreement with Quiksilver, Inc. and Hawk Designs, Inc., to acquire various assets related to the “Hawk” and “Tony Hawk” signature apparel brands and related trademarks. As consideration for the acquisition, Cherokee paid a cash purchase price equal to $19,000. In connection with this acquisition, Cherokee entered into an amended retail license agreement with Kohl’s Department Stores. Pursuant to this agreement, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States and has agreed to pay Cherokee $19,200 over four years ($4,800 per year).

Acquisition of Cherokee School Uniforms; Amendment to Target Agreement

On January 31, 2013, the Company entered into an asset purchase agreement pursuant to which the Company acquired various rights relating to the Cherokee brand in the category of school uniforms in exchange for a cash payment of $4,250. Cherokee previously sold such rights to the seller in July 1995. In connection with this acquisition, the Company entered into a multi-year amendment to the license agreement with Target Inc. (“Target”) to include the category of school uniforms. Pursuant to such amendment, Target agreed to pay Cherokee an annual royalty rate for its sales of Cherokee-branded children’s school uniforms products in the United States fixed at 2% of Target’s net sales of such products and subject to a minimum annual royalty of $800.

Acquisition of Liz Lange and Completely Me by Liz Lange

On September 4, 2012, the Company entered into an asset purchase agreement with LLM Management Co., LLC, pursuant to which the Company acquired various assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands. As consideration for the acquisition, Cherokee agreed to pay a cash purchase price equal to $13,100, with $12,600 paid concurrently with the closing and $500  of which was placed in an escrow fund that was released on March 31, 2013. In addition, Cherokee paid an earn-out payment of $400 in March 2013 and paid an additional earn-out payment of $500 in March 2014. The aggregate of $900 in earn out consideration was payable upon satisfaction of certain revenues attributable to the assets during Fiscal 2013 and Fiscal 2014, as applicable. In addition, as part of the acquisition, Cherokee agreed to assume the seller’s obligations under various agreements, including a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the assets.

(2)   Summary of Significant Accounting Policies

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company’s licensees, current economic conditions, bankruptcy, and other factors that may affect the Company’s licensees’ ability to pay. There was no allowance for doubtful accounts as of May 3, 2014 or February 1, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued new guidance surrounding revenue from contracts with customers noting that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal periods beginning after December 15, 2016. The adoption of this guidance is still being evaluated.

Reclassifications

The Company has reclassified certain prior year amounts within the operating  activities on the Company’s consolidated statements of cash flows to conform to the Company’s current year presentation.

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

Revenue Recognition and Deferred Revenue

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

The Company’s royalty recognition policy provides for recognition of royalties in the quarter earned. The Company’s agreement with Target for the Cherokee brand in the U.S. accounts for the majority of the Company’s historical revenues and is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved. With respect to Target’s sales in the U.S. of Cherokee branded products other than in the school uniforms category and adult products sold on Target dotcom, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company’s royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company’s agreement with Target. The amount of Cherokee brand royalty revenue earned by the Company from Target in any quarter is dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company’s first quarter to be the Company’s highest revenue and profitability quarter and the Company’s fourth quarter to be the Company’s lowest quarter. However, such historical patterns may vary in the future, depending upon the execution of new license agreements and retail sales volumes achieved in each quarter from Target and also on the revenues the Company receives from Target or other licensees that are not subject to reduced royalty rates based upon cumulative sales, including with respect to the Company’s Liz Lange brands as well as Cherokee brand in the school uniforms category, Cherokee adult products sold on Target dotcom, and the recently acquired Tony Hawk brand.

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

Foreign Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company’s licensees directly to their local tax authorities.

Property and Equipment

Property and equipment consist of the following:

	May 3, 2014	February 1, 2014
Computer Equipment	$363	$349
Software	61	49
Furniture and Store Fixtures	1,191	1,141
Leasehold Improvements	402	317
Less: Accumulated depreciation	(736)	(634)
Property and Equipment, net	$1,281	$1,222

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

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the term of the licensee agreement. Leasehold improvements are depreciated over the shorter of five years, or the life of the lease term.  Depreciation expense was $102 and $82 for the three month period ended  May 3, 2014 and  May 4, 2013, respectively.

Earnings Per Share Computation (amounts in thousands, including share amounts)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended May 3, 2014 and May 4, 2013:

	Three Months Ended
	May 3, 2014	May 4, 2013
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$3,592	$1,622

Denominator:
Denominator for net income per common share — weighted average shares	8,396	8,393
Effect of dilutive securities:
Stock options	27	27

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,423	8,420

The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 880 and 893 anti-dilutive shares for the three month periods ended May 3, 2014 and  May 4, 2013, respectively.

Basic earnings per share (“EPS”) is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share. There is no material impact on the calculation under the two-class method.

Significant Contracts

The current terms of the Company’s relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and recently amended (i) on January 31, 2013 to add the category of school uniforms (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee-branded products in the category of adult merchandise on Target’s website (target.com) in Fiscal 2015 and in future periods and (iii) on January 6, 2014 to reflect Target’s election to renew the agreement through January 31, 2017 and to provide that Target can renew the agreement for successive two (2) year periods, provided that it satisfied the minimum guaranteed royalty payment of $10,500 for the preceding fiscal year (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the “Target Canada Agreement”), the terms of the Restated Target Agreement apply to the territory of Canada effective as of February 1, 2013. The current term of the Restated Target Agreement continues through January 31, 2017; however, the Restated Target Agreement may be renewed by Target for additional two year terms by providing written notice of renewal at least one year prior to the end of the then current extended restated term.

Effective as of February 1, 2013, the minimum guaranteed royalty for Target increased from $9,000 to $10,500 and applies to all sales made by Target in the United States and in Canada due to the addition of the Canadian territory, specifically excluding the sales of Cherokee-branded products in the school uniforms category (which products are subject to a separate minimum guaranteed royalty of $800). Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise specifically excluding the sales of Cherokee-branded products in the school uniforms category and, beginning in Fiscal 2015, specifically excluding the sales of Cherokee-branded products in the adult merchandise category that are made on Target’s website.

The Company assumed a separate license agreement with Target for the Liz Lange brands in connection with the Company’s acquisition of the assets in September 2012.

In connection with the Hawk acquisition, Cherokee and Kohl’s entered into an amended license agreement. Pursuant to such amendment, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States and has agreed to pay Cherokee an annual royalty rate for its sales of Hawk-branded signature apparel and related products in the United States subject to a minimum royalty guarantee of $19,200 over four years ($4,800 per year).

Stock-Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Award Plan, or the 2013 Plan. The 2013 Plan serves as the successor to the 2006 Incentive Award Plan, or the 2006 Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan). The 2013 plan authorized to be issued 700,000 additional shares of Common Stock, and (ii) 102,484 shares of Common Stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards granted under the 2006 Plan continue to be governed by its terms. Any such shares of Common Stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as Common Stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity-based awards to officers, other employees, and directors. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The Company has also granted non-plan options to certain executives as a material inducement for employment.

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

Stock-based compensation expense recognized for the Three Months was $190, as compared to $174 for the comparable period in the prior year.

A summary of all activity for the Company’s stock options for the Three Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at February 1, 2014	1,156,834	$16.02	3.85	$151,596
Granted	10,000	$13.19
Exercised	—	—
Canceled/forfeited	(19,335)	$12.00

Outstanding, at May 3, 2014	1,147,499	$16.06	3.51	$447,171

Vested and Exercisable at May 3, 2014	781,661	$16.76	2.89	$205,161

As of May 3, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,100, which is expected to be recognized over a weighted average period of approximately 1.86 years.

Restricted Stock and Restricted Stock Units

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

Compensation expense on shares of restricted stock and performance stock units for the Three Months was $53 compared to $10 for the comparable period in the prior year.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at February 1, 2014	87,000	$5.70
Granted	—	$—
Vested	—	—
Forfeited	(12,000)	3.80
Unvested stock at May 3, 2014	75,000	$6.01

As of May 3, 2014, total unrecognized stock-based compensation expense related to restricted stock and performance stock units was approximately $247, which is expected to be recognized over a weighted average period of approximately 1.74 years.

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

Trademark registration and renewal fees are capitalized and are amortized on a straight-line basis over the estimated useful lives of the assets. Trademark acquisitions are capitalized and are either amortized on a straight-line basis over the estimated useful lives of the assets, or are capitalized as indefinite-lived assets, if no legal, regulatory, contractual, competitive, economic, or other factors limit its useful life to Cherokee. Trademarks are evaluated for the possibility of impairment and are tested, at least annually.

Trademarks consist of the following:

	May 3, 2014	February 1, 2014
Acquired Trademarks	$47,994	$47,994
Other Trademarks	8,571	8,551
Accumulated amortization	(16,094)	(15,862)
Total	$40,471	$40,683

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

Income Taxes

Income tax expense of $1,333 was recognized for the First Quarter, resulting in an effective tax rate of 27.1% in the First Quarter, as compared to 36.1% in the first three months of last year and compared to 35.9% for the full year of Fiscal 2014. The effective tax rate for the First Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the recognition of approximately $501, net of federal effect, of previously unrecognized tax benefits upon the conclusion of income tax examinations during the First Quarter by the States of California and New York and upon entering into a tax amnesty agreement with the State of New Jersey.

The amount of unrecognized tax benefits was approximately $381 and $1,045, respectively, at May 3, 2014 and February 1, 2014. At May 3, 2014, approximately $248 of unrecognized tax benefits would, if recognized, affect the effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for the First Quarter was ($191), as compared with $12 in the first quarter of last year. As of May 3, 2014 and February 1, 2014, respectively, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $78 and $346.

Due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be greater or less than the amounts accrued by the Company. Accordingly, the Company’s provision on federal and state matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of May 3, 2014, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

Marketing and Advertising

Generally, the Company’s direct to retail licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs totaled $164 and $202 for the three month periods ended May 3, 2014 and May 4, 2013, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories; the amounts paid for the three month periods ended May 3, 2014 and May 4, 2013 were $49 and $15, respectively, and are included in the total marketing, advertising and promotional costs above.

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

Comprehensive Income

Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended May 3, 2014 and May 4, 2013, the Company has no comprehensive income components and accordingly, net income equals comprehensive income.

Treasury Stock

Repurchased shares of the Company’s common stock are held as treasury shares until they are reissued or retired. When the Company reissues treasury stock, and the proceeds from the sale exceed the average price that was paid by the Company to acquire the shares, the Company records such excess as an increase in additional paid-in capital.

Conversely, if the proceeds from the sale are less than the average price the Company paid to acquire the shares, the Company records such difference as a decrease in additional paid-in capital to the extent of increases previously recorded, with the balance recorded as a decrease in retained earnings.

(3)    Dividends

On April 11, 2014, the Board of Directors declared a dividend of $420, or $0.05 per share, which will be paid on or about June 15, 2014 to stockholders of record as of April 11, 2014.

(4)    Debt

Credit Agreement with JPMorgan Chase

On September 4, 2012, and in connection with the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands, Cherokee and JPMorgan Chase (or “JPMorgan”) entered into a credit agreement (as amended, the “Credit Agreement”), which was amended on January 31, 2013 in connection with the Company’s acquisition of rights related to the Cherokee brand in the school uniforms category. The Credit Agreement was further amended on January 10, 2014 in connection with the Hawk acquisition of the “Hawk” and “Tony Hawk” brands (the “Hawk Acquisition”). Effective January 10, 2014, Cherokee and JP Morgan entered into amendments to each of (i) the Credit Agreement, (ii) the existing Term Note, which was originally issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 31, 2013 (as amended, the “2013 Term Note”) and (iii) the Line of Credit Note, which was issued by Cherokee in favor of JPMorgan as of September 4, 2012 (as amended, the “Revolver”). In addition, pursuant to the Credit Agreement, JPMorgan issued to Cherokee a new term note (the “2014 Term Note” and, together with the foregoing amendments, the “Loan Agreement Amendments”) in the principal sum equal to the purchase price in the Hawk Acquisition, or $19,000. The principal outstanding under the 2014 Term Note is to be repaid on a quarterly basis, commencing on February 28, 2014 and continuing thereafter through November 30, 2018 in equal principal installments of $950, except that that the initial payment equaled approximately $633 and the final payment equals approximately $317. The 2014 Term Note bears interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%. Pursuant to the Credit Agreement, the definition of “senior funded debt ratio” requires that Cherokee not exceed a ratio equal to (i) 2.50 to 1.00 until the fiscal quarter ending October 31, 2014, (ii) 2.25 to 1.00 from the fiscal quarter ending January 31, 2015 until the fiscal quarter ending January 31, 2016, and (iii) 2.00 to 1.00 thereafter. Prior to the effectiveness of the January 2014 amendment to the Credit Agreement, such limitation on Cherokee’s senior funded debt ratio was fixed at 2.00 to 1.00 for all periods. In addition, pursuant to the Loan Agreement Amendments, the interest rate that applies to the 2013 Term Note and to the Revolver was amended to equal either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.25% or 2.5% depending on the applicable senior funded debt ratio or (ii) the Bank’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%.

Following the issuance of the 2014 Term Note, Cherokee’s total borrowings under the Credit Agreement (collectively, the “Loan”) is evidenced by (i) the 2013 Term Note, which was issued in the principal amount of $16,600 and of which approximately $13,000 is outstanding as of February 1, 2014, (ii) the Revolver, which provides Cherokee with a revolving line of credit in the principal amount of $2,000, none of which is outstanding as of February 1, 2014 and (iii) the 2014 Term Loan, which was issued in the principal amount of $19,000 following the execution of the Loan Agreement Amendments. Cherokee paid an upfront fee equal to $95 in connection with the issuance of the 2014 Term Loan.

Consistent with the existing terms of the Credit Agreement, the Loan is secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee’s business, including covenants that require Cherokee to obtain JPMorgan’s consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis following the Hawk Acquisition, (iii) issue any equity securities other than pursuant to Cherokee’s employee equity incentive plans or programs and (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to Cherokee’s stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee’s assets (including trademarks) as collateral for the Loan. In the event of a default under the Credit Agreement, the Bank has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights including foreclosing on Cherokee’s assets under the security agreements.

(5) Commitments and Contingencies

Trademark Indemnities

Cherokee indemnifies certain customers against liability arising from third- party claims of intellectual property rights infringement related to the Company’s trademarks. These indemnities appear in the licensing agreements with the Company’s customers, are not limited in amount or duration and generally survive the expiration of the contracts. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine a range of estimated losses that it could incur related to such indemnifications.

Litigation

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets.

The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of May 3, 2014 or February 1, 2014 related to any of the Company’s legal proceedings.

(6) Segment Reporting

Authoritative guidance requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

The Company operates in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Cherokee’s marketing and licensing activities extend to brands which the Company owns and to brands owned by others. Cherokee’s operating activities relating to owned and represented brands are identical and are performed by a single group of marketing professionals. While Cherokee’s principal operations are in the United States, the Company also derives royalty revenues from some of the Company’s licensees that are located all around the world. Revenues by geographic area based upon the licensees’ country of domicile consisted of the following:

	Three Months Ended May 3, 2014	Three Months Ended May 4, 2013
U.S. and Canada	$7,567	$6,144
Latin America	648	599
United Kingdom and Europe	333	271
Asia	872	607
All Others	540	432
Total	$9,960	$8,053

Long-lived tangible assets are located in the United States, United Kingdom and Mexico with net values of approximately $849, $195, and $237 as of May 3, 2014 and values of approximately $761, $223, and $238 as of February 1, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward looking statements. In particular, the forward looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target Inc., or Target, Kohl’s, and Tesco Group, or Tesco, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on Target for a substantial portion of our revenues, risks associated with our international licensees, our dependence on our key management personnel, the success of our strategic and marketing initiatives, the benefits to us of our recently acquired assets related to the “Hawk”, “Tony Hawk”,  “Liz Lange” and “Completely Me by Liz Lange” brands, the possibility that we may engage in strategic transactions that could impact our liquidity, increase our expenses or present significant distractions to our management, any adverse determination of intellectual property or other claims, liabilities or litigation, our indebtedness and other requirements under our credit agreement with JPMorgan Chase Bank, our future capital needs and our ability to raise funds in future periods if necessary, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods, the volatility in the trading price and the relative illiquidity of our common stock, unanticipated changes in our tax provisions, our ability to remediate certain material weaknesses in our internal control over financial reporting and our compliance with changing laws and financial standards. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” of Part II of this quarterly report on Form 10-Q as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward looking statements contained herein to reflect future events and developments.   Certain of the information set forth herein are considered “non-GAAP financial measures” as that term is defined in Regulation G of the Securities Exchange Act of 1934, including the presentation of our selling, general and administrative expenses exclusive of certain non-recurring professional, consulting and related fees incurred in connection with the completion of the Fiscal 2013 year-end audit and related procedures and inclusive of certain professional, consulting and related fees incurred in connection with our acquisition of the “Hawk” and “Tony Hawk” brands in January 2014. Cherokee believes this information is useful to investors because it provides a basis for measuring the operating performance of the Company’s business and the Company’s cash flow, excluding items that Cherokee does not expect to recur in future periods.  Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies. The most directly comparable GAAP financial measures and information reconciling these non-GAAP financial measures to the Company’s financial results prepared in accordance with GAAP are also included in the discussion below.

Overview

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.  See “Item 1. Consolidated Financial Statements” and our annual report on Form 10-K (our “Annual Report”) for our fiscal year ended February 1, 2014 (“Fiscal 2014”).

Cherokee Inc. (which may be referred to as we, us, our or the Company) is a global marketer and manager of a portfolio of lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout and Carole Little brands, àle by alessandra and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading licensors of style-focused lifestyle brands for apparel, footwear, home and accessories in the world.

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

Acquisition of Hawk and Tony Hawk

On January 10, 2014, we entered into an asset purchase agreement with Quiksilver, Inc. and Hawk Designs, Inc., to which we acquired various assets related to the “Hawk” and “Tony Hawk” signature apparel brands and related trademarks. As consideration for the acquisition, Cherokee paid a cash purchase price equal to $19 million. In connection with this acquisition, Cherokee entered into an amended retail license agreement with Kohl’s Department Stores. Pursuant to this agreement, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States and has agreed to pay Cherokee $19,200 over four years ($4,800 per year).

Credit Agreement with JPMorgan Chase

On January 10, 2014 we amended our credit agreement in connection with our acquisition of various assets related to the “Hawk” and “Tony Hawk” signature apparel brands. Pursuant to the credit agreement, as amended, JPMorgan Chase has issued to Cherokee two term notes, consisting of an amended term note issued on January 31, 2013 in the principal amount of $16.6 million and a new term note issued on January 10, 2014 in the principal amount of $19 million.

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

Results of Operations

The following table sets forth for the periods indicated certain of our consolidated financial data.

(amounts in thousands)	Three Months ended May 3, 2014	Three Months ended May 4, 2013
Royalty revenues	$9,960	$8,053
Selling, general, administrative and amortization expenses	4,794	5,372
Operating income	5,166	2,681
Interest (expense) and other income/expense, net	(241)	(141)
Income tax provision	1,333	918
Net income	$3,592	$1,622

Revenues

In the three month period ended May 3, 2014 (“First Quarter” or “Three Months”) our revenues totaled $10.0 million, as compared to $8.1 million in the three month period ended May 4, 2013. Revenues for the three month periods ended May 3, 2014 and May 4, 2013 were primarily generated from licensing our trademarks to retailers and to a lesser extent wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The increase in revenues was principally due to revenues from the Hawk brands as well as increased revenues from Cherokee-branded products at Target and at international retailers.

Total worldwide retail sales of merchandise bearing the Cherokee brand totaled $342.4 million and $320.0 million in the first quarters of Fiscal 2015 and Fiscal 2014, respectively.

As the U.S. dollar has strengthened in recent periods, we believe the cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the First Quarter in comparison to the prior year period was an approximate $0.1 million decrease.

The following table sets forth our revenues by brand for the three months ended May 3, 2014 and May 4, 2013.

	Three Months ended May 3, 2014		Three Months ended May 4, 2013
(dollar amounts in thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Cherokee Brand Royalty Revenues	$7,900	79%	$7,189	89%
Hawk Brand Royalty Revenues	1,240	12%	—	—
Liz Lange Brand Royalty Revenues	647	7%	652	8%
All Other Brand Revenues	173	2%	212	3%
Total Royalty Revenue	$9,960	100%	$8,053	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for the three months ended May 3, 2014 and May 4, 2013.

	Three Months ended May 3, 2014		Three Months ended May 4, 2013
(dollar amounts in thousands) Geographic Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
U.S. and Canada	$7,567	76%	$6,144	76%
Latin America	648	7%	599	7%
United Kingdom and Europe	333	3%	271	4%
Asia	872	9%	607	8%
All others	540	5%	432	5%
Total Royalty Revenues	$9,960	100%	$8,053	100%

U.S. and Canada

Target

Target currently has approximately 1,789 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were slightly higher in the First Quarter at approximately $274 million from $266 million in the first quarter of last year. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year with respect to Cherokee branded products in various product categories in the U.S. We have amended our agreement with Target to provide for fixed royalty rates for Target’s retail sales in Canada, for sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and for sales by Target of Cherokee branded products in the category of school uniforms.

In addition, in September 2012 we assumed a separate multi-year license agreement with Target in connection with our acquisition of the Liz Lange brands, pursuant to which Target pays a fixed percentage of net sales of its products bearing such brands in the U.S.

Commencing with Fiscal 2014, the minimum annual royalty amount applicable to our restated license agreement with Target for the Cherokee brand is $10.5 million, which applies to all sales of Cherokee branded products in the U.S. and Canada other than school uniforms, which are subject to a separate minimum annual royalty of $0.8 million. Based upon our new strategic initiatives and after consideration of our recent expansion of our relationship with Target to include the category of school uniforms and the territory of Canada for the Cherokee brand and following our assumption of a separate agreement with Target covering our Liz Lange brands. Because we do not have direct oversight over Target, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period. We are currently providing suggested guidance to Target in the marketing and sales of Cherokee branded products and expect this will continue in future periods.

Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products in various categories in the U.S., we expect that our first quarter will continue to be our highest revenue and profitability quarter and fourth quarter to be our lowest quarter.

Royalty revenues from our Cherokee brand at Target U.S. were $5.5 million in the First Quarter and $5.3 million in the first quarter of Fiscal 2014, which accounted for 55%, and 66%, respectively, of our consolidated revenues during such periods. The revenues generated from all other licensing agreements during the First Quarter were $4.5 million and during the first quarter of Fiscal 2014 were $2.8 million, which accounted for 45% and 34%, respectively, of our revenues during such periods.

Kohl’s

Kohl’s retail sales of merchandise bearing the Hawk brand totaled $25.8 million in the First Quarter. Royalty revenues from our Hawk brand at Kohl’s were $1.2 million for the First Quarter.

United Kingdom and Europe

Tesco

Tesco’s retail sales of merchandise bearing the Cherokee brand, which for the First Quarter included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $5.8 million in the First Quarter, as compared to $2.3 million for the first quarter of Fiscal 2014. We believe the increase in Tesco’s retail sales is due to Tesco’s re-launch of the Cherokee brand in March 2013.

Royalty revenues from our Cherokee brand at Tesco were $0.2 million for the First Quarter and $0.2 million for the first quarter of Fiscal 2014.

Latin America, Asia and others

Other international royalty revenues in the First Quarter increased to $2.2 million from $1.7 million in the first quarter Fiscal 2014, representing a 21% increase. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, and other territories.

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

Selling, General and Administrative

The following table sets forth additional detail information regarding the components for selling, general and administrative expenses for the first quarters ended May 3, 2014 and May 4, 2013

(amounts in thousands)	Three Months ended May 3, 2014	Three Months ended May 4, 2013
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$2,665	$2,058
Corporate expenses*	1,006	*2,081
Marketing expenses	326	357
Product development expenses	273	215
Non cash stock compensation	190	174
Depreciation and amortization	334	487
Total selling, general, administrative and amortization expenses	$4,794	$5,372

* Included in the three months ended May 4, 2013 are approximately $1.0 million of professional and consulting fees that did not recur in the three months ended May 3, 2014 and are related to the identification and remediation of weaknesses in internal control identified in our annual report on Form 10-K/A for Fiscal 2013.

Selling, general and administrative expenses, including amortization of trademarks, were $4.8 million for the First Quarter, compared to $5.4 million for the first quarter of Fiscal 2014, representing a decrease of $0.6 million.

Included in the first quarter expenses for Fiscal 2014 were $1.0 million in professional, consulting and related fees incurred in connection with the completion of the Fiscal 2013 year-end audit and related procedures, that did not recur in the First Quarter. These fees and costs arose from services that were driven in large part by the identification and remediation of control deficiencies identified during the completion of our Fiscal year 2013 audit and included audit fees, legal fees and consulting fees to, among other things, evaluate our control systems and procedures, perform SOX related testing and compliance work, and provide additional analysis around our risk management, tax provision, expense oversight and reconciliation analysis. Excluding this $1.0 million in expenses, our selling, general and administrative expenses in the First Quarter were approximately $0.4 million higher than our selling, general and administrative expenses in the prior year quarter. This $0.4 million of higher expenses in the First Quarter was primarily driven by higher personnel and consulting expenses, related to the Tony Hawk brand.

Interest and Other Income

Our interest expense for the First Quarter was $0.2 million compared to $0.1 million for first quarter Fiscal 2014 due to increased interest expense related to our increased debt, which was used to fund the acquisition of the Tony Hawk brand.

Tax Provision

During the First Quarter, we recorded a tax provision of $1.3 million, which equates to an effective tax rate of 27.1%, as compared to a tax provision of $0.9 million, which equates to an effective tax rate of 36.1% recorded for the first quarter of last year.  The effective tax rate for the First Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the recognition of approximately $0.5 million, net of federal effect, of previously unrecognized tax benefits upon the conclusion of income tax examinations during the First Quarter by the States of California and New York and upon entering into a tax amnesty agreement with the State of New Jersey.

Net Income

During the First Quarter, our net income was $3.6 million, or $0.43 per diluted share, compared to $1.6 million, or $0.19 per diluted share, for the first quarter of last year.

Liquidity and Capital Resources

Cash Flows.  On May 3, 2014, we had cash and cash equivalents of $1.6 million.  On February 1, 2014, we had cash and cash equivalents of $3.6 million, resulting in a $2.0 million decrease as of May 3, 2014.

During the First Quarter, cash used in our operations was $0.3 million, compared to cash provided by our operations of $0.9 million for the first quarter of Fiscal 2014.  The decrease of $1.2 million during the First Quarter was primarily due to the changes in:  (i) prepaid expenses and other assets, which increased by $0.3 million in the First Quarter, as compared to an increase of $0.1 million in the first quarter of Fiscal 2014; (ii) accounts receivable, which increased by $4.0 million in the First Quarter, as compared to  an increase of $3.0 million in the first quarter of last year, which was primarily due to the increase in royalty revenues received from the Tony Hawk brand; (iii) accounts payable, which decreased by $0.4 million in the First Quarter as compared to an increase of $1.2 million in the first quarter of last year, which was primarily due to a decrease in selling, general and administrative expenses.

Cash used by investing activities during the First Quarter was $0.2 million, which consisted of capital expenditures of property and equipment and trademark registration and renewal costs.  In comparison, during the first quarter of Fiscal 2014, cash used by investing activities was $0.7 million, which also consisted of capital expenditures of property and equipment and trademark registration and renewal costs.

Cash used in financing activities was $1.5 million during the First Quarter, which consisted of payments  of $1.5 million pursuant to our term loan with JP Morgan.  In comparison, during the first quarter of Fiscal 2014, cash used in financing activities was $1.5 million during the First Quarter, which consisted of payments of $0.7 million for the term loan with JP Morgan and the payment of dividends of $0.8 million in March 2013.

Uses of Liquidity. Our cash requirements over the next twelve months are primarily to fund operations, working capital, to make payments of principal and interest on our term notes, and at our discretion and subject to the terms of our credit agreement repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, for capital expenditures. Our Board may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock are subject to negative covenants contained in our credit agreement and, assuming the satisfaction or waiver by JPMorgan of such covenants, will be made at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board.

We are frequently approached by parties seeking to sell their brands and related trademarks. Should an established and marketable brand or similar equity property become available on favorable terms, we would consider such an acquisition opportunity.

Sources of Liquidity.  We expect our primary sources of liquidity to be cash flow generated from operations, cash and cash equivalents currently on hand, and funds made available to us pursuant to our Line of Credit Note, which was issued by Cherokee in favor of JPMorgan as of September 4, 2012. We believe our cash flow from operations together with our cash and cash equivalents currently on hand and access to funds pursuant to the Line of Credit Note will be sufficient to meet our working capital, capital expenditure, and other commitments for the next twelve months. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.

As of May 3, 2014, we were not the guarantor of any other material third-party obligations. As of May 3, 2014, we did not have any irrevocable repurchase obligations.

If our revenues and cash flows during Fiscal 2015 are lower than Fiscal 2014, we may not have cash available to continue to pay dividends, repurchase shares of our common stock or to explore or consummate the acquisition of other brands, and we could fall out of compliance with the terms of our credit agreement. If our revenues and cash flows during Fiscal 2015 are materially lower than Fiscal 2014, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

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

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against such licensee’s foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar has strengthened in recent periods, we believe the cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the First Quarter and Three Months in comparison to the comparable prior year periods was an approximate $0.1 million decrease in royalties for the First Quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  In relation to our term loan with JPMorgan Chase, a 100 basis point increase in the interest rate would have an immaterial impact on interest expense for the period ended May 3, 2014.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could materially impact our results of operations and cash flow.  For the Three Months, international licensing royalties comprised 26% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our Three Months revenues by approximately $0.3 million, which represents 2.6% of the total revenues reported for the Three Months.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of May 3, 2014.

(b)   Changes in Internal Control Over Financial Reporting.  During our most recent fiscal quarter, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, together with merchandise bearing our recently acquired “Liz Lange,” “Completely Me by Liz Lange,” “Hawk” and “Tony Hawk” brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona, and Route 66. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of our brands as our license agreements generally do not prevent our licensees from licensing from our competitors. In addition, other companies owning established trademarks could also enter into similar arrangements with retailers, including our existing retail partners, competing for limited floor pad and rack space.

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

Royalty revenues from our Cherokee brand at Target accounted for greater than 50% of our consolidated revenues during Fiscal 2014, Fiscal 2013 and Fiscal 2012. We could suffer substantially decreased royalty revenues and cash flow if Target were to reduce its sales of Cherokee branded products under the Restated Target Agreement while continuing to pay the minimum royalties of $10.5 million per fiscal year required under such agreement. Replacing the royalty payments received from Target would be a significant challenge and no assurances can be made that we would be successful in doing so. The termination of this license agreement would have a material adverse effect upon our revenues and cash flow. The current term of the Restated Target Agreement continues through January 31, 2017. In addition, in September 2012 we expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the “Liz Lange” brands, which we assumed in connection with our acquisition of assets related to such brands. We further expanded our relationship with Target in connection with our January 2013 acquisition of rights to the Cherokee brand in the category of school uniforms. We acquired the “Liz Lange” brands as well as our rights to the Cherokee brand for the school uniforms category in part based upon our expectation that revenues from Target for such brands and the school uniforms category will grow in future periods, although we can provide no assurances that such revenue growth will occur. As a result of our reliance on Target, our continued success is dependent on various factors affecting Target’s business, including, for example, perceptions of Target by consumers in the United States. We believe that sales of Cherokee branded products at Target in the United States during the Fourth Quarter were adversely impacted following Target’s announcement of unauthorized access to payment card data in U.S. stores.

Revenues from our “Hawk” and “Tony Hawk” brands depend entirely on Kohl’s.

In January 2014, we acquired the “Hawk” and “Tony Hawk” brands from Quiksilver. Concurrently with this acquisition, we entered into an amended retail license agreement with Kohl’s Department Stores. Pursuant to this agreement, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States, which we agreed to in part based upon our expectation that revenues from Kohl’s for such brands will grow in future periods, although we can provide no assurances that such revenue growth will occur beyond the contractual minimum royalties guaranteed through the restated license agreement.

The failure of our licensees to sell products bearing our brands or to pay us royalties for such products could result in a decline in our results of operations.

Our revenues are dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to grow or maintain their businesses could cause our revenues to suffer. Further, while we are substantially dependent on our relationships with Target and Kohl’s, the concurrent failure by several of our other material licensees to meet their financial obligations to us could materially and adversely impact our results of operation and our financial condition.

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

We market and license our brands outside the United States. Many of our licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees. During the first quarter of Fiscal 2015, greater than 25% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees; competition from foreign companies; (iv) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (v) less effective and less predictable protection and enforcement of our intellectual property; (vi) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (vii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

We recently consummated three acquisitions: our acquisition of the Liz Lange brands in September 2012; our acquisition of various rights to the Cherokee brand in the category of school uniforms in January 2013; and our acquisition of the “Hawk” and “Tony Hawk” signature apparel brands in January 2014. We expect to continue to consider opportunities to acquire or make investments in other brands, or to engage in other strategic transactions, that could enhance our portfolio of products and services, or expand the breadth of our markets. Our history of acquiring and integrating acquisitions is limited, and there can be no assurance that we will be successful in realizing the expected benefits from an acquisition. Future success depends, in part, upon our ability to manage an expanded portfolio, which could pose substantial challenges for management. Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating the brands; (ii) significant future charges relating the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) diversion of management’s attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; and (viii) risks associated with entering markets in which we have no or limited prior experience. Accordingly, our recent acquisitions as well as any future transaction that we pursue could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In order to fund our acquisition of the Liz Lange brands, we entered into a credit facility with JP Morgan Chase on September 4, 2012. We initially increased the size of our credit facility on January 31, 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms. We further increased the size of our credit facility on January 10, 2014 in connection with our acquisition of various assets related to the “Hawk” and “Tony Hawk” signature apparel brands.

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

In addition, the terms of our indebtedness contain various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain JP Morgan’s consent before we can: (i) incur additional indebtedness, (ii) consummate acquisitions, mergers or consolidations, (iii) issue any equity securities other than pursuant to our employee equity incentive plans or programs, or (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. Our credit agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of our “senior funded debt ratio” not exceed a ratio equal to (i) 2.50 to 1.00 through our fiscal quarter ending October 31, 2014, (ii) 2.25 to 1.00 from our fiscal quarter ending January 31, 2015 through our fiscal quarter ending January 31, 2016, and (iii) 2.00 to 1.00 thereafter. Further, as collateral for the credit agreement, we granted a security interest in favor of JP Morgan in all of our assets (including trademarks), and our indebtedness is guaranteed by Cherokee’s wholly owned subsidiaries. In the event of a default under the credit agreement, JPMorgan Chase has the right to terminate its obligations under the credit agreement, accelerate the payment on any unpaid balance of the credit agreement and exercise its other rights including foreclosing on our assets under the security agreements. Our failure to comply with the terms of our indebtedness could result in a material adverse effect to our business, including our financial condition and our liquidity.

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

101†

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 3, 2014 and February 1, 2014; (ii) Consolidated Statement of Operations for the three and three months ended May 3, 2014 and May 4, 2013; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended May 3, 2014; (iv) Consolidated Statements of Cash Flows for the three months ended May 3, 2014 and May 4, 2013; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

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

Dated: June 10, 2014

CHEROKEE INC.

	By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)