Form 10-Q
period 2014-08-02
CHEROKEE INC
filed 2014-09-11
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2014.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 5, 2014
Common Stock, $.02 par value per share	8,430,166

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	August 2, 2014	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$4,091	$3,634
Receivables	8,168	6,056
Income taxes receivable	—	252
Prepaid expenses and other current assets	489	293
Deferred tax asset	239	239
Total current assets	12,987	10,474
Trademarks, net	40,263	40,683
Deferred tax asset	1,310	1,678
Property and equipment, net	1,384	1,222
Other assets	52	54
Total assets	$55,996	$54,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrueds	$1,728	$2,206
Current portion of long term debt	7,308	6,991
Income taxes payable	255	212
Accrued dividends	422	—
Deferred revenue—current	55	94
Accrued compensation payable	544	277
Total current liabilities	10,312	9,780
Long term liabilities:
Long term debt	21,490	25,144
Income taxes payable	438	1,179
Other non-current	108	109
Total liabilities	32,348	36,212
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,430,166 issued and outstanding at August 2, 2014 and 8,403,500 issued and outstanding at February 1, 2014	168	167
Additional paid-in capital	21,815	21,069
Retained earnings/(deficit)	1,665	(3,337)
Total stockholders’ equity	23,648	17,899
Total liabilities and stockholders’ equity	$55,996	$54,111

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(amounts in thousands, except per share amounts)

	Three Months ended		Six Months ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Royalty revenues	$8,764	$7,495	$18,725	$15,548
Selling, general and administrative expenses	4,818	3,833	9,380	8,799
Amortization of trademarks	233	406	466	812

Operating income	3,713	3,256	8,879	5,937

Other income (expense):
Interest (expense)	(212)	(123)	(452)	(255)
Interest income and other income (expense), net	—	14	—	5

Total other income (expense), net	(212)	(109)	(452)	(250)

Income before provision for income taxes	3,501	3,147	8,427	5,687

Income tax provision	1,249	1,209	2,583	2,127

Net income	$2,252	$1,938	$5,844	$3,560

Basic earnings per share	$0.27	$0.23	$0.70	$0.42

Diluted earnings per share	$0.27	$0.23	$0.69	$0.42

Weighted average shares outstanding:
Basic	8,414	8,393	8,405	8,393

Diluted	8,457	8,405	8,439	8,404

Dividends declared per share	$0.05	$0.00	$0.10	$0.10

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(amounts in thousands)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$2,252	$1,938	$5,844	$3,560
Other comprehensive income	—	—	—	—
Comprehensive income	$2,252	$1,938	$5,844	$3,560

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at February 1, 2014	8,403	$167	$21,069	$(3,337)	$17,899
Stock-based compensation including tax effect	—	—	427	—	427
Stock option exercises	27	1	319	—	320
Accrued dividends	—	—	—	(842)	(842)
Net income	—	—	—	5,844	5,844
Balance at August 2, 2014	8,430	$168	$21,815	$1,665	$23,648

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Six Months Ended
	August 2, 2014	August 3, 2013
Operating activities
Net income	$5,844	$3,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	209	168
Amortization of trademarks	466	812
Deferred income taxes	371	(190)
Reversal of uncertain tax liabilities	(736)	—
Stock-based compensation	424	521
Excess (tax benefit) shortfall from share-based payment arrangements	(9)	27
Other, net	19	(43)
Changes in operating assets and liabilities:
Receivables	(2,112)	(1,587)
Prepaid expenses and other current assets	(196)	(112)
Income taxes receivable and payable, net	290	857
Accounts payable and other accrueds	(478)	282
Deferred revenue	(39)	22
Accrued compensation	267	69

Net cash provided by operating activities	4,320	4,386

Investing activities
Purchase of property and equipment	(371)	(314)
Purchases of trademarks, including registration and renewal costs	(46)	(461)

Net cash used in investing activities	(417)	(775)

Financing activities
Payments of JP Morgan Term Loan	(3,355)	(1,536)
Proceeds from exercise of stock options	320	18
Excess tax benefit (shortfall) from share-based payment arrangements	9	(27)
Dividends	(420)	(1,680)

Net cash used in financing activities	(3,446)	(3,225)

Increase in cash and cash equivalents	457	386
Cash and cash equivalents at beginning of period	3,634	2,424

Cash and cash equivalents at end of period	$4,091	$2,810

Cash paid during period for:
Income taxes	$2,719	$1,444
Interest	433	238
Non-cash financing activities:
Accrued and declared dividends	$422	$840

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of August 2, 2014 and for the three and six month periods ended August 2, 2014 and August 3, 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Cherokee Inc. “Cherokee” or the “Company”, and its subsidiaries and have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee are necessary for a fair statement of the financial position and the results of operations for the periods presented.  All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of February 1, 2014 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and six month periods ended August 2, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

As used herein, the term “First Quarter” refers to the three months ended May 3, 2014; the term “Second Quarter” refers to the three months ended August 2, 2014; the term “Six Months” refers to the six months ended August 2, 2014; the term “Fiscal 2015” refers to the fiscal year ending January 31, 2015; the term “Fiscal 2014” refers to the most recent past fiscal year ended February 1, 2014; and the term “Fiscal 2013” refers to the fiscal year ended February 2, 2013.

Acquisition of Hawk and Tony Hawk Brands

On January 10, 2014, Cherokee entered into an asset purchase agreement with Quiksilver, Inc. and Hawk Designs, Inc., to acquire various assets related to the “Hawk” and “Tony Hawk” signature apparel brands and related trademarks. As consideration for the acquisition, Cherokee paid a cash purchase price equal to $19,000. In connection with this acquisition, Cherokee entered into an amended retail license agreement with Kohl’s Department Stores. Pursuant to this agreement, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States and has agreed to pay Cherokee a minimum royalty guarantee of $19,200 over four years ($4,800 per year).

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

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company’s licensees, current economic conditions, bankruptcy, and other factors that may affect the Company’s licensees’ ability to pay. There was no allowance for doubtful accounts as of August 2, 2014 or February 1, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued new guidance surrounding revenue from contracts with customers noting that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal periods beginning after December 15, 2016. The anticipated impact of the adoption of this guidance on the Company is still being evaluated.

Reclassifications

The Company has reclassified certain prior year amounts within the operating activities on the Company’s consolidated statements of cash flows, and within the selling, general and administrative expenses on the Company’s consolidated statements of income, to conform to the Company’s current year presentation.

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

The Company’s royalty recognition policy provides for recognition of royalties in the quarter earned. The Company’s agreement with Target for the Cherokee brand in the U.S. accounts for the majority of the Company’s historical revenues and is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved. With respect to Target’s sales in the U.S. of Cherokee branded products other than in the school uniforms category and adult products sold on Target dotcom, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company’s royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company’s agreement with Target. The amount of Cherokee brand royalty revenue earned by the Company from Target in any quarter is dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company’s first quarter to be the Company’s highest revenue and profitability quarter and the Company’s fourth quarter to be the Company’s lowest quarter. However, such historical patterns may vary in the future, depending upon the execution of new license agreements and retail sales volumes achieved in each quarter from Target and also on the revenues the Company receives from Target or other licensees that are not subject to reduced royalty rates based upon cumulative sales, including with respect to the Company’s Liz Lange brands, the recently acquired Tony Hawk brand, as well as Cherokee brand in the school uniforms category and Cherokee adult products sold on Target dotcom.

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

Foreign Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company’s licensees directly to their local tax authorities.

Property and Equipment

Property and equipment consist of the following:

	August 2, 2014	February 1, 2014
Computer Equipment	$404	$349
Software	61	49
Furniture and Store Fixtures	1,412	1,141
Leasehold Improvements	350	317
Less: Accumulated depreciation	(843)	(634)
Property and Equipment, net	$1,384	$1,222

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

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the remaining term of the licensee agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the lease term.  Depreciation expense was $107 and $209 for the three and six month periods ended August 2, 2014, respectively, and $86 and $168 for the three and six month periods ended August 3, 2013, respectively.

Earnings Per Share Computation (amounts in thousands, including share amounts)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six month periods ended August 2, 2014 and August 3, 2013:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,252	$1,938	$5,844	$3,560

Denominator:
Denominator for net income per common share — weighted average Shares	8,414	8,393	8,405	8,393
Effect of dilutive securities:
Stock options	43	12	34	11

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,457	8,405	8,439	8,404

The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 961 and 884 anti-dilutive shares for the three and six month periods ended August 2, 2014, respectively, and 958 and 956 anti-dilutive shares for each of the three and six months periods ended August 3, 2013.

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

Significant Contracts

The current terms of the Company’s relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and recently amended (i) on January 31, 2013 to add the category of school uniforms; (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee-branded products in the category of adult merchandise on Target’s website (target.com) in Fiscal 2015 and in future periods; and (iii) on January 6, 2014 to reflect Target’s election to renew the agreement through January 31, 2017 and to provide that Target can renew the agreement for successive two (2) year periods, provided that it satisfied the minimum guaranteed royalty payment of $10,500 for the preceding fiscal year (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the “Target Canada Agreement”), the terms of the Restated Target Agreement apply to the territory of Canada effective as of February 1, 2013. The current term of the Restated Target Agreement continues through January 31, 2017; however, the Restated Target Agreement may be renewed by Target for additional two year terms by providing written notice of renewal at least one year prior to the end of the then current extended restated term.

The minimum guaranteed royalty for Target is $10,500 and applies to all sales of Cherokee-branded products made by Target in the United States and in Canada, specifically excluding the sales of Cherokee-branded products in the school uniforms category (which products are subject to a separate minimum guaranteed royalty of $800). Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise specifically excluding the sales of Cherokee-branded products in the school uniforms category and, beginning in Fiscal 2015, specifically excluding the sales of Cherokee-branded products in the adult merchandise category that are made on Target’s website.

The Company assumed a separate license agreement with Target for the Liz Lange brands in connection with the Company’s acquisition of the assets in September 2012.

In connection with the Hawk acquisition, Cherokee and Kohl’s entered into an amended license agreement. Pursuant to such amendment, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States and has agreed to pay Cherokee an annual royalty rate for its sales of Hawk-branded signature apparel and related products in the United States subject to a minimum royalty guarantee of $4,800 per year, or $19,200 over the initial contract term of four years.

Stock-Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Award Plan, or the 2013 Plan. The 2013 Plan serves as the successor to the 2006 Incentive Award Plan, or the 2006 Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan). The 2013 plan authorized to be issued (i) 700,000 additional shares of Common Stock, and (ii) 102,483 shares of Common Stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards granted under the 2006 Plan continue to be governed by its terms. Any such shares of Common Stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance under the 2013 Plan. The 2013 Plan provides for the issuance of equity-based awards to officers, other employees, and directors. Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. The Company issues new shares of Common Stock upon exercise of stock options. The Company has also granted non-plan options to certain executives as a material inducement for employment.

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

Stock-based compensation expense recognized for the Six Months was $424, as compared to $500 for the comparable period in the prior year.

A summary of all activity for the Company’s stock options for the Six Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at February 1, 2014	1,156,834	$16.02	3.85	$151,596
Granted	188,000	$13.82
Exercised	(26,666)	11.99
Canceled/forfeited	(19,334)	$12.00

Outstanding, at August 2, 2014	1,298,834	$15.84	3.81	$2,269,949

Vested and Exercisable at August 2, 2014	812,496	$16.70	2.87	$904,675

As of August 2, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,540, which is expected to be recognized over a weighted average period of approximately 2.08 years. The total fair value of all options which vested during the Six Months was $507.

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

Compensation expense on shares of restricted stock and performance stock units for the Six Months was $96 compared to $30 for the comparable period in the prior year.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at February 1, 2014	87,000	$5.70
Granted	—	$—
Vested	—	—
Forfeited	(12,000)	3.80
Unvested stock at August 2, 2014	75,000	$6.01

As of August 2, 2014, total unrecognized stock-based compensation expense related to restricted stock and performance stock units was approximately $205, which is expected to be recognized over a weighted average period of approximately 1.56 years.

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

Trademarks consist of the following:

	August 2, 2014	February 1, 2014
Acquired Trademarks	$47,994	$47,994
Other Trademarks	8,596	8,551
Accumulated amortization	(16,327)	(15,862)
Total	$40,263	$40,683

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

The carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. Long-term debt approximates fair value due to the variable rate nature of the debt.

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

Income Taxes

Income tax expense of $1,249 was recognized for the Second Quarter, resulting in an effective tax rate of 35.7% in the Second Quarter, as compared to 38.4% in the second quarter of last year and compared to 35.9% for the full year of Fiscal 2014. The effective tax rate for the Second Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

The amount of unrecognized tax benefits was approximately $355 and $1,045, respectively, at August 2, 2014 and February 1, 2014. At August 2, 2014, approximately $231 of unrecognized tax benefits would, if recognized, affect the effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for the Second Quarter was $1 as compared with $32 in the second quarter of last year. As of August 2, 2014 and February 1, 2014, respectively, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $82 and $346.

Due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be greater or less than the amounts accrued by the Company. Accordingly, the Company’s provision on federal and state matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of August 2, 2014, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

Marketing and Advertising

Generally, the Company’s direct to retail licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs totaled $664 and $431 for the six month periods ended August 2, 2014 and August 3, 2013, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories; the amounts paid for the six month periods ended August 2, 2014 and August 3, 2013 were $118 and $19, respectively, and are included in the total marketing, advertising and promotional costs above.

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

Comprehensive Income

Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended August 2, 2014 and August 3, 2013, the Company has no comprehensive income components and accordingly, net income equals comprehensive income.

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

(3)    Dividends

On April 11, 2014, the Board of Directors declared a dividend of $420, or $0.05 per share, which was paid on June 16, 2014 to stockholders of record as of April 11, 2014. On August 1, 2014, the Board of Directors declared a dividend of $422, or $0.05 per share, which will be paid on or about September 15, 2014 to stockholders of record as of September 1, 2014.

(4)    Debt

Credit Agreement with JPMorgan Chase

On September 4, 2012, and in connection with the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands, Cherokee and JPMorgan Chase (or “JPMorgan”) entered into a credit agreement (as amended, the “Credit Agreement”), which was amended on January 31, 2013 in connection with the Company’s acquisition of rights related to the Cherokee brand in the school uniforms category. The Credit Agreement was further amended on January 10, 2014 in connection with the Company’s acquisition of the “Hawk” and “Tony Hawk” brands (the “Hawk Acquisition”). Effective January 10, 2014, Cherokee and JP Morgan entered into amendments to each of (i) the Credit Agreement, (ii) the existing Term Note, which was originally issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 31, 2013 (as amended, the “2013 Term Note”) and (iii) the Line of Credit Note, which was issued by Cherokee in favor of JPMorgan as of September 4, 2012 (as amended, the “Revolver”). In addition, pursuant to the Credit Agreement, JPMorgan issued to Cherokee a new term note (the “2014 Term Note” and, together with the foregoing amendments, the “Loan Agreement Amendments”) in the principal sum equal to the purchase price in the Hawk Acquisition, or $19,000. The principal outstanding under the 2014 Term Note is to be repaid on a quarterly basis, commencing on February 28, 2014 and continuing thereafter through November 30, 2018 in equal principal installments of $950, except that that the initial payment equaled approximately $633 and the final payment equals approximately $317. The 2014 Term Note bears interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%. Pursuant to the Credit Agreement, the definition of “senior funded debt ratio” requires that Cherokee not exceed a ratio equal to (i) 2.50 to 1.00 until the fiscal quarter ending October 31, 2014, (ii) 2.25 to 1.00 from the fiscal quarter ending January 31, 2015 until the fiscal quarter ending January 31, 2016, and (iii) 2.00 to 1.00 thereafter. Prior to the effectiveness of the January 2014 amendment to the Credit Agreement, such limitation on Cherokee’s senior funded debt ratio was fixed at 2.00 to 1.00 for all periods. In addition, pursuant to the Loan Agreement Amendments, the interest rate that applies to the 2013 Term Note and to the Revolver was amended to equal either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.25% or 2.5% depending on the applicable senior funded debt ratio or (ii) the Bank’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%.

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

Consistent with the existing terms of the Credit Agreement, the Loan is secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee’s business, including covenants that require Cherokee to obtain JPMorgan’s consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis following the Hawk Acquisition, (iii) issue any equity securities other than pursuant to Cherokee’s employee equity incentive plans or programs and (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to Cherokee’s stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee’s assets (including trademarks) as collateral for the Loan. In the event of a default under the Credit Agreement, the Bank has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights including foreclosing on Cherokee’s assets under the security agreements. As of August 2, 2014, the Company was in compliance with financial covenants.

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

The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of August 2, 2014 or February 1, 2014 related to any of the Company’s legal proceedings.

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

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
U.S. and Canada	$6,092	$5,305	$13,663	$11,452
Asia	932	635	1,804	1,240
Latin America	795	665	1,443	1,264
All Others	654	481	1,189	912
United Kingdom and Europe	291	409	626	680
Total	$8,764	$7,495	$18,725	$15,548

Long-lived tangible assets are located in the United States, United Kingdom and Mexico with net values of approximately $884, $168, and $332 as of August 2, 2014 and values of approximately $761, $223, and $238 as of February 1, 2014.

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

Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 5990 Sepulveda Boulevard, Sherman Oaks, California 91411, telephone (818) 908-9868. We maintain a website with the address www.cherokeeglobalbrands.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this quarterly report on Form 10-Q.

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

Acquisition of Hawk and Tony Hawk

On January 10, 2014, we entered into an asset purchase agreement with Quiksilver, Inc. and Hawk Designs, Inc., pursuant to which we acquired various assets related to the “Hawk” and “Tony Hawk” signature apparel brands and related trademarks. As consideration for the acquisition, Cherokee paid a cash purchase price equal to $19 million. In connection with this acquisition, Cherokee entered into an amended retail license agreement with Kohl’s Department Stores. Pursuant to this agreement, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States and has agreed to pay Cherokee an annual guaranteed royalty of $4,800, or an aggregate of $19,200 over the initial contract term of four years.

Amendment to Credit Agreement with JPMorgan Chase

On January 10, 2014, we amended our credit agreement in connection with our acquisition of various assets related to the “Hawk” and “Tony Hawk” signature apparel brands. Pursuant to the credit agreement, as amended, JPMorgan Chase has issued to Cherokee two term notes, consisting of an amended term note issued on January 31, 2013 in the principal amount of $16.6 million and a new term note issued on January 10, 2014 in the principal amount of $19 million.

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

Results of Operations

The following table sets forth for the periods indicated certain of our consolidated financial data.

(amounts in thousands)	Three Months ended August 2, 2014	Three Months ended August 3, 2013	Six Months ended August 2, 2014	Six Months ended August 3, 2013
Royalty revenues	$8,764	$7,495	18,725	15,548
Selling, general, administrative and amortization expenses	5,051	4,239	9,846	9,611
Operating income	3,713	3,256	8,879	5,937
Interest (expense) and other income/expense, net	(212)	(109)	(452)	(250)
Income tax provision	1,249	1,209	2,583	2,127
Net income	$2,252	$1,938	5,844	3,560

Revenues

In the three and six month periods ended August 2, 2014 (the “Second Quarter” and the “Six Months”), our revenues totaled $8.8 million and $18.7 million, respectively, as compared to $7.5 million and $15.5 million in the second quarter and six months of last year. Revenues for the second quarter and six month periods ended August 2, 2014 and August 3, 2013 were primarily generated from licensing our trademarks to retailers and to a lesser extent wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The increase in revenues was principally due to revenues from the Hawk brands (which we acquired in January 2014) as well as increased revenues from Cherokee-branded products at international retailers, which were partially offset by marginal declines in revenues from Target during the Second Quarter.

Total worldwide retail sales of merchandise bearing the Cherokee brand totaled $321 million and $663 million and approximately $325 million and $661 million in the second quarter and six month periods of Fiscal 2015 and Fiscal 2014, respectively.

The following table sets forth our revenues by brand for the three and six months ended August 2, 2014 and August 3, 2013.

	Three Months ended August 2, 2014		Three Months ended August 3, 2013		Six Months ended August 2, 2014		Six Months ended August 3, 2013
(dollar amounts in thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Cherokee Brand Royalty Revenues	$6,568	75%	$6,475	86%	$14,464	77%	$13,664	88%
Hawk Brand Royalty Revenues	1,209	14%	—	—	2,449	13%	—	—
Liz Lange Brand Royalty Revenues	814	9%	812	11%	1,463	8%	1,464	9%
All Other Brand Revenues	173	2%	208	3%	349	2%	420	3%
Total Royalty Revenue	$8,764	100%	$7,495	100%	$18,725	100%	$15,548	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for the three and six months ended August 2, 2014 and August 3, 2013.

	Three Months Ended August 2, 2014		Three Months Ended August 3, 2013		Six Months Ended August 2, 2014		Six Months Ended August 3, 2013
	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
U.S. and Canada	$6,092	70%	$5,305	71%	$13,663	73%	$11,452	74%
Asia	932	11%	635	9%	1,804	10%	1,240	8%
Latin America	795	9%	665	9%	1,443	8%	1,264	8%
All Others	654	7%	481	6%	1,189	6%	912	6%
United Kingdom and Europe	291	3%	409	5%	626	3%	680	4%
Total	$8,764	100%	$7,495	100%	$18,725	100%	$15,548	100%

U.S. and Canada

Target

Target currently has approximately 1,795 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were slightly lower in the Second Quarter at approximately $229 million from $246 million in the second quarter of last year. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year with respect to Cherokee branded products in various product categories in the U.S. We have amended our agreement with Target to provide for fixed royalty rates for Target’s retail sales in Canada, for sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and for sales by Target of Cherokee branded products in the category of school uniforms.

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

Royalty revenues from our Cherokee brand at Target were $3.6 million and $9.1 million in the Second Quarter and Six Months, which accounted for 41%, and 48%, respectively, of our consolidated revenues for such periods.  Royalty revenues from our Cherokee brand at Target were $4.1 million and $9.4 million for the second quarter and six months of last year, which accounted for 55%, and 61%, respectively, of our consolidated revenues during such periods.

Kohl’s

Kohl’s retail sales of merchandise bearing the Hawk or Tony Hawk brands totaled $28.0 million and $53.8 in the Second Quarter and Six Months. Royalty revenues from our Hawk brand at Kohl’s were $1.2 million for the Second Quarter and $2.4 million for the Six Months.

Latin America, Asia and others

Other international royalty revenues in the Second Quarter increased to $2.6 million from $1.9 million in the second quarter Fiscal 2014, representing a 38% increase. Other international royalty revenues in the Six Months increased to $4.8 million from $3.6 million in the first six months of Fiscal 2014, representing a 31% increase. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, and other territories.

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

Selling, General and Administrative

The following table sets forth additional detail information regarding the components for selling, general and administrative expenses for the three and six months ended August 2, 2014 and August 3, 2013.

(amounts in thousands)	Three Months ended August 2, 2014	Three Months ended August 3, 2013	Six Months ended August 2, 2014	Six Months ended August 3, 2013
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$2,562	$1,724	$5,228	$3,782
Corporate expenses*	1,035	1,065	2,041	3,146
Marketing expenses	664	365	990	722
Product development expenses	215	245	488	460
Non cash stock compensation	234	347	424	521
Depreciation and amortization	341	493	675	980
Total selling, general, administrative and amortization expenses	$5,051	$4,239	$9,846	$9,611

* Included in the six months ended August 3, 2013 are approximately $1.0 million of professional and consulting fees that did not recur in the six months ended August 2, 2014 and are related to the identification and remediation of weaknesses in internal control identified in our annual report on Form 10-K/A for Fiscal 2013.

The increased expenses are primarily driven by higher personnel and consulting expenses, related to the Tony Hawk brand, and marketing expenses for other brands.

Interest and Other Income

Our interest expense for the Second Quarter and Six Months was $0.2 million and $0.5 million compared to $0.1 million and $ 0.3 million for second quarter and six months of Fiscal 2014. The increase is due to increased interest expense related to our increased debt, which was used to fund the acquisition of the Tony Hawk brand.

Tax Provision

During the Second Quarter and Six Months, we recorded a tax provision of $1.2 million and $2.6 million, which equates to an effective tax rate of 35.7% and 30.7%, as compared to a tax provision of $1.2 million and $2.1 million, and an effective tax rate of 38.4% and 37.4% recorded for the second quarter and six months of last year.  The effective tax rate for the Second Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits. The effective tax rate for the Six Months differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the recognition of previously unrecognized tax benefits upon the conclusion of income tax examinations.

Net Income

During the Second Quarter and Six Months, our net income was $2.3 million and $5.8 million, or $0.27 and $0.69 per diluted share, respectively, compared to $1.9 million and $3.6 million, or $0.23 and $0.42 per diluted share, respectively, for the second quarter and six months of last year.

Liquidity and Capital Resources

Cash Flows.  On August 2, 2014, we had cash and cash equivalents of $4.1 million.  On February 1, 2014, we had cash and cash equivalents of $3.6 million, resulting in a $0.5 million increase as of August 2, 2014.

During the Six Months, cash provided by our operations was $4.3 million, compared to cash provided by our operations of $4.4 million for the six months of Fiscal 2014.

Cash used by investing activities during the Six Months was $0.4 million, which consisted of capital expenditures of property and equipment and trademark registration and renewal costs.  In comparison, during the six months of Fiscal 2014, cash used by investing activities was $0.8 million, which also consisted of capital expenditures of property and equipment and trademark registration and renewal costs.

Cash used in financing activities was $3.5 million during the Six Months, which consisted of payments of $3.4 million pursuant to our term loan with JP Morgan and the payment of dividends of $0.4 million in June 2014, partially offset by proceeds from exercise of stock options of $0.3 million.  In comparison, during the six months of Fiscal 2014, cash used in financing activities was $3.2 million, which consisted of payments of $1.5 million for the term loan with JP Morgan and the payment of dividends of $1.7  million in March and June 2013.

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

Sources of Liquidity.  We expect our primary sources of liquidity to be cash flow generated from operations, cash and cash equivalents currently on hand, and funds made available to us pursuant to our Line of Credit Note, which was issued by Cherokee in favor of JPMorgan. We believe our cash flow from operations together with our cash and cash equivalents currently on hand and access to funds pursuant to the Line of Credit Note will be sufficient to meet our working capital, capital expenditure, and other commitments for the next twelve months. We cannot predict our revenues and cash flow generated from operations. Some of the factors that could cause our revenues and cash flows to be materially lower are described under the caption titled “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.

As of August 2, 2014, we were not the guarantor of any other material third-party obligations. As of August 2, 2014, we did not have any irrevocable repurchase obligations.

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

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against such licensee’s foreign currency results in lower royalty revenues from such licensee.  We believe the cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the Second Quarter and Six Months in comparison to the comparable prior year periods was an approximate $0.01 million decrease in royalties for the Second Quarter and an approximate $0.1 million decrease in royalties for the Six Months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  In relation to our term loan with JPMorgan Chase, a 100 basis point increase in the interest rate would have an immaterial impact on interest expense for the period ended August 2, 2014.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could materially impact our results of operations and cash flow.  For the Six Months, international licensing royalties comprised 29% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our Six Months revenues by approximately $0.5 million, which represents 3% of the total revenues reported for the Six Months.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of August 2, 2014.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, together with merchandise bearing our “Liz Lange,” “Completely Me by Liz Lange,” “Hawk” and “Tony Hawk” brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona, and Route 66. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of the increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, in the United States our business plan focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands, and any significant failure by our licensees to do so could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of our brands as our license agreements generally do not prevent our licensees from licensing from our competitors. In addition, other companies owning established trademarks could also enter into similar arrangements with retailers, including our existing retail partners, competing for limited floor pad and rack space.

We are subject to risks related to the retail business that are applicable to our licensees.

There are numerous risks and other factors applicable to the businesses of retailers (including our licensees) that can impact the sale of products that bear our brands. Any decline in sales by one or more of our licensees can adversely affect our revenues.   Factors that may adversely affect our licensees and their sales of products bearing our brands include the following: (i) weather, environmental or other conditions that may impact consumer shopping activity in retail stores; (ii) changes in the availability or cost of capital in light of the financial condition and capital requirements of our licensees; (iii) shifts in the seasonality of shopping patterns; (iv) declining retail prices; (v) labor strikes or other interruptions that impact supply chains and transport vendors; (vi) the impact of excess retail capacity; (vii) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (viii) material acquisitions or dispositions; (ix) investments in new business strategies; (x) the success or failure of significant new business ventures or technologies; (xi) actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; and (xii) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events.  For example, we believe that sales of Cherokee branded products at Target in the United States during the fourth quarter of Fiscal 2014 were adversely impacted following Target’s announcement of unauthorized access to payment card data in U.S. stores, which resulted in fewer revenues to Cherokee than we otherwise may have received from Target absent such announcement.

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

Royalty revenues from our Cherokee brand at Target accounted for greater than 50% of our consolidated revenues during Fiscal 2014, Fiscal 2013 and Fiscal 2012. We could suffer substantially decreased royalty revenues and cash flow if Target were to reduce its sales of Cherokee branded products under the Restated Target Agreement while continuing to pay the minimum royalties of $10.5 million per fiscal year required under such agreement. Replacing the royalty payments received from Target would be a significant challenge and no assurances can be made that we would be successful in doing so. The termination of this license agreement would have a material adverse effect upon our revenues and cash flow. The current term of the Restated Target Agreement continues through January 31, 2017. In addition, in September 2012 we expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the “Liz Lange” brands, which we assumed in connection with our acquisition of assets related to such brands. We further expanded our relationship with Target in connection with our January 2013 acquisition of rights to the Cherokee brand in the category of school uniforms. We acquired the “Liz Lange” brands as well as our rights to the Cherokee brand for the school uniforms category in part based upon our expectation that revenues from Target for such brands and the school uniforms category will grow in future periods, although we can provide no assurances that such revenue growth will occur. As a result of our reliance on Target, our continued success is dependent on various factors affecting Target’s business, including, for example, perceptions of Target by consumers in the United States. We believe that sales of Cherokee branded products at Target in the United States during the fourth quarter of Fiscal 2014 were adversely impacted following Target’s announcement of unauthorized access to payment card data in U.S. stores.

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

We market and license our brands outside the United States. Many of our licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees. During the first six months of Fiscal 2015, greater than 25% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees; competition from foreign companies; (iv) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (v) less effective and less predictable protection and enforcement of our intellectual property; (vi) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (vii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

Additionally, and because the majority of our international revenue is denominated in U.S. dollars, fluctuations in the value of the U.S. dollar and foreign currencies may negatively impact our royalty revenues. Significant fluctuations in the value of the U.S. dollar and foreign currencies could have a material impact on our consolidated financial statements. The main foreign currencies we encounter in our operations are the Canadian Dollar, the Mexican Peso, the EURO, the Great British Pound, the South African Rand, the Japanese Yen, and the Chinese Yuan. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

We hold various trademarks for our brands including Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout and Carole Little and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and in numerous other countries. We also hold several trademark applications for these brands in approximately 100 countries. There can be no assurance that the actions taken by us to establish and protect our trademarks and other proprietary rights will prevent imitation of our products or infringement of our intellectual property rights by others, or other challenges to our intellectual property ownership, or prevent the loss of licensing revenue or other damages caused thereby. In addition, the laws of several countries in which we have licensed our intellectual property may not protect our intellectual property rights to the same extent as the laws of the United States. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our intellectual property, which could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In the future we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor. Further, if any adverse ruling in any such matter occurs, any resulting limitations in our ability to market or license our brands could have a material adverse effect on our business, financial condition and results of operations.

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

The size of our credit facility totals $37.6 million, of which approximately $29 million was outstanding as of August 2, 2014, and is evidenced by (i) two 5-year term notes, which were issued on January 31, 2013 and January 10, 2014 in the principal amounts of $16.6 million and $19 million, respectively, and (ii) a 3-year revolving line of credit, pursuant to which we may borrow up to $2 million in principal. Our indebtedness under the credit agreement could adversely affect our operations and liquidity, by, among other things: making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; causing us to use a larger portion of our cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, product development and capital expenditures and other business activities; making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures and other general corporate purposes.

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

We are subject to income taxes in the United States. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities. For instance, the Internal Revenue Service (IRS) is examining our 2012 corporate tax returns. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business.

We previously identified material weaknesses in our internal control over financial reporting which could, if repeated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As discussed elsewhere in our periodic reports, management previously identified material weaknesses in our internal control over financial reporting as of the end of Fiscal 2013 and during the first three quarters of Fiscal 2014. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. During Fiscal 2014, we developed and implemented a remediation plan that was designed to address these material weaknesses. While we believe our remedial measures sufficiently address our previously identified material weaknesses as of the end of Fiscal 2014, it is possible that additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future.  In this case, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and litigation. In addition, while we believe we have strengthened our controls and procedures, our current controls and procedures may not be adequate in future periods to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude in future periods that our internal controls over financial reporting are effective in ensuring the reliability of our financial reports. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

Compliance with changing securities laws, regulations and financial reporting standards will increase our costs and pose challenges for our management team.

Existing, changing and new laws, regulations, listing requirements and other standards relating to corporate governance and public disclosure create uncertainty for public companies and significantly increase the costs and risks associated with operating as a publicly traded company in the United States. Our management team devotes significant time and financial resources to comply with both existing and evolving standards for public companies, which results in increased general and administrative expenses and diverts management time and attention away from revenue generating activities. Notwithstanding such efforts, it is possible in future periods that our financial reporting may not be considered timely, accurate or complete. If reporting delays or errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, which could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information, and could materially and adversely affect the market price of our common stock.

Further, the SEC has passed, promulgated and proposed new rules on a variety of subjects including, for example, with respect to the preparation and filing of our financial statements. In order to comply with new or additional requirements, we may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies, which could significantly increase our costs and divert the time and attention of our management team away from revenue generating activities.  In addition, the existence of new and proposed laws and regulations relating to our financial reporting or that impose additional compliance requirements on us could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

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

101†

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at August 2, 2014 and February 1, 2014; (ii) Consolidated Statement of Operations for the three and six months ended August 2, 2014 and August 3, 2013; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended August 2, 2014; (iv) Consolidated Statements of Cash Flows for the six months ended August 2, 2014 and August 3, 2013; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

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

Dated: September 11, 2014

CHEROKEE INC.

	By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)