Form 10-Q
period 2014-11-01
CHEROKEE INC
filed 2014-12-10
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2014.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2014
Common Stock, $.02 par value per share	8,433,233

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	November 1, 2014	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$5,026	$3,634
Receivables	8,375	6,056
Income taxes receivable	226	252
Prepaid expenses and other current assets	397	293
Deferred tax asset	239	239
Total current assets	14,263	10,474
Trademarks, net	40,043	40,683
Deferred tax asset	1,505	1,678
Property and equipment, net	1,355	1,222
Other assets	50	54
Total assets	$57,216	$54,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrueds	$1,701	$2,206
Current portion of long term debt	7,308	6,991
Income taxes payable	686	212
Deferred revenue—current	20	94
Accrued compensation payable	922	277
Total current liabilities	10,637	9,780
Long term liabilities:
Long term debt	19,663	25,144
Income taxes payable	447	1,179
Other non-current	110	109
Total liabilities	30,857	36,212
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,433,233 issued and outstanding at November 1, 2014 and 8,403,500 issued and outstanding at February 1, 2014	169	167
Additional paid-in capital	22,209	21,069
Retained earnings/(deficit)	3,981	(3,337)
Total stockholders’ equity	26,359	17,899
Total liabilities and stockholders’ equity	$57,216	$54,111

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(amounts in thousands, except per share amounts)

	Three Months ended		Nine Months ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Royalty revenues	$8,706	$6,684	$27,431	$22,232
Selling, general and administrative expenses	4,663	4,162	14,042	12,961
Amortization of trademarks	233	(100)	699	712

Operating income	3,810	2,622	12,690	8,559

Other income (expense):
Interest (expense)	(201)	(116)	(653)	(371)
Interest income and other income (expense), net	(2)	(2)	(3)	3

Total other income (expense), net	(203)	(118)	(656)	(368)

Income before provision for income taxes	3,607	2,504	12,034	8,191

Income tax provision	1,291	941	3,874	3,068

Net income	$2,316	$1,563	$8,160	$5,123

Basic earnings per share	$0.27	$0.19	$0.97	$0.61

Diluted earnings per share	$0.27	$0.19	$0.96	$0.61

Weighted average shares outstanding:
Basic	8,424	8,396	8,411	8,394

Diluted	8,566	8,408	8,490	8,406

Dividends declared per share	$0.00	$0.10	$0.10	$0.30

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$2,316	$1,563	$8,160	$5,123
Other comprehensive income	—	—	—	—
Comprehensive income	$2,316	$1,563	$8,160	$5,123

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings (Deficit)	Total
Balance at February 1, 2014	8,403	$167	$21,069	$(3,337)	$17,899
Stock-based compensation including tax effect	—	—	788	—	788
Stock option exercises	30	2	352	—	354
Accrued dividends	—	—	—	(842)	(842)
Net income	—	—	—	8,160	8,160
Balance at November 1, 2014	8,433	$169	$22,209	$3,981	$26,359

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Nine Months Ended
	November 1, 2014	November 2, 2013
Operating activities
Net income	$8,160	$5,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	361	257
Amortization of trademarks	699	712
Deferred income taxes	38	(441)
Reversal of uncertain tax liabilities	(736)	—
Stock-based compensation	780	788
Excess (tax benefit) shortfall from share-based payment arrangements	(22)	—
Other, net	57	(44)
Changes in operating assets and liabilities:
Receivables	(2,319)	(984)
Prepaid expenses and other current assets	(104)	61
Income taxes receivable and payable, net	647	1,024
Accounts payable and other accrueds	(505)	(197)
Deferred revenue	(74)	(6)
Accrued compensation	645	181

Net cash provided by operating activities	7,627	6,474

Investing activities
Purchase of property and equipment	(519)	(513)
Purchases of trademarks, including registration and renewal costs	(59)	(17)

Net cash used in investing activities	(578)	(530)

Financing activities
Payments of JP Morgan Term Loan	(5,191)	(2,422)
Proceeds from exercise of stock options	354	36
Excess tax benefit (shortfall) from share-based payment arrangements	22
Dividends	(842)	(2,520)

Net cash used in financing activities	(5,657)	(4,906)

Increase in cash and cash equivalents	1,392	1,038
Cash and cash equivalents at beginning of period	3,634	2,424

Cash and cash equivalents at end of period	$5,026	$3,462

Cash paid during period for:
Income taxes	$4,093	$2,498
Interest	627	349
Non-cash financing activities:
Accrued and declared dividends	$—	$840

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of November 1, 2014 and for the three and nine month periods ended November 1, 2014 and November 2, 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Cherokee Inc. “Cherokee” or the “Company”, and its subsidiaries and have not been audited by independent registered public accountants but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee are necessary for a fair statement of the financial position and the results of operations for the periods presented.  All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of February 1, 2014 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and nine month periods ended November 1, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

As used herein, the term “First Quarter” refers to the three months ended May 3, 2014; the term “Second Quarter” refers to the three months ended August 2, 2014; the term “Third Quarter” refers to the three months ended November 1, 2014; the term “Nine Months” refers to the nine months ended November 1, 2014; the term “Fiscal 2015” refers to the fiscal year ending January 31, 2015; the term “Fiscal 2014” refers to the most recent past fiscal year ended February 1, 2014; and the term “Fiscal 2013” refers to the fiscal year ended February 2, 2013.

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

Acquisition of Liz Lange and Completely Me by Liz Lange

On September 4, 2012, the Company entered into an asset purchase agreement with LLM Management Co., LLC, pursuant to which the Company acquired various assets related to the “Liz Lange” and “Completely Me by Liz Lange” brands. As consideration for the acquisition, Cherokee agreed to pay a cash purchase price equal to $13,100, with $12,600 paid concurrently with the closing and $500 of which was placed in an escrow fund that was released on March 31, 2013. In addition, Cherokee paid an earn-out payment of $400 in March 2013 and paid an additional earn-out payment of $500 in March 2014. The aggregate of $900 in earn out consideration was payable upon satisfaction of certain revenues milestones attributable to the assets during Fiscal 2013 and Fiscal 2014, as applicable. In addition, as part of the acquisition, Cherokee agreed to assume the seller’s obligations under various agreements, including a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the assets.

(2)   Summary of Significant Accounting Policies

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company’s licensees, current economic conditions, bankruptcy, and other factors that may affect the Company’s licensees’ ability to pay. There was no allowance for doubtful accounts as of November 1, 2014 or February 1, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents.  At November 1, 2014 and February 1, 2014, the Company’s cash and cash equivalents exceeded FDIC limits.

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

The Company’s royalty revenue recognition policy provides for recognition of royalties in the quarter earned. The Company’s agreement with Target for the Cherokee brand in the U.S. accounts for the majority of the Company’s historical revenues and is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved. With respect to Target’s sales in the U.S. of Cherokee branded products other than in the school uniforms category and adult products sold on Target dotcom, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data as defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company’s royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company’s agreement with Target. The amount of Cherokee brand royalty revenue earned by the Company from Target in any quarter is dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company’s first quarter to be the Company’s highest revenue and profitability quarter and the Company’s fourth quarter to be the Company’s lowest quarter. However, such historical patterns may vary in the future, depending upon the execution of new license agreements and retail sales volumes achieved in each quarter from Target and also on the revenues the Company receives from Target or other licensees that are not subject to reduced royalty rates based upon cumulative sales, including with respect to the Company’s Liz Lange brands, the recently acquired Tony Hawk brand, as well as Cherokee brand in the school uniforms category and Cherokee adult products sold on Target dotcom.

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

Foreign Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company’s licensees directly to their local tax authorities.

Property and Equipment

Property and equipment consist of the following:

	November 1, 2014	February 1, 2014
Computer Equipment	$417	$349
Software	62	49
Furniture and Store Fixtures	1,457	1,141
Leasehold Improvements	409	317
Less: Accumulated depreciation	(990)	(634)
Property and Equipment, net	$1,355	$1,222

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

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the remaining term of the licensee agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the lease term.  Depreciation expense was $152 and $361 for the three and nine month periods ended November 1, 2014, respectively, and $89 and $257 for the three and nine month periods ended November 2, 2013, respectively.

Earnings Per Share Computation (amounts in thousands, including share amounts)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended November 1, 2014 and November 2, 2013:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,316	$1,563	$8,160	$5,123

Denominator:
Denominator for net income per common share — weighted average Shares	8,424	8,396	8,411	8,394
Effect of dilutive securities:
Stock options	142	12	79	12

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,566	8,408	8,490	8,406

The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 502 and 917 anti-dilutive shares for the three and nine month periods ended November 1, 2014, respectively, and 1,033 and 974 anti-dilutive shares for each of the three and nine months periods ended November 2, 2013.

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

Significant Contracts

The current terms of the Company’s relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and recently amended (i) on January 31, 2013 to add the category of school uniforms; (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee-branded products in the category of adult merchandise sold on Target’s website (target.com) in Fiscal 2015 and in future periods; and (iii) on January 6, 2014 to reflect Target’s election to renew the agreement through January 31, 2017 and to provide that Target can renew the agreement for successive two (2) year periods, provided that it satisfied the minimum guaranteed royalty payment of $10,500 for the preceding fiscal year (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the “Target Canada Agreement”), the terms of the Restated Target Agreement apply to the territory of Canada effective as of February 1, 2013. The current term of the Restated Target Agreement continues through January 31, 2017; however, the Restated Target Agreement may be renewed by Target for additional two year terms by providing written notice of renewal at least one year prior to the end of the then current extended restated term.

The minimum guaranteed royalty for Target is $10,500 and applies to all sales of Cherokee-branded products made by Target in the United States and in Canada, specifically excluding the sales of Cherokee-branded products in the school uniforms category (which products are subject to a separate minimum guaranteed royalty of $800). Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise specifically excluding the sales of Cherokee-branded products in the school uniforms category and, beginning in Fiscal 2015, specifically excluding the sales of Cherokee-branded products in the adult merchandise category that are sold on Target’s website.

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

On October 7, 2014 Cherokee and Tesco entered into a termination agreement whereby the license agreement for the Cherokee brand in the UK, Ireland and certain territories in Central Europe will terminate as of January 31, 2015.

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

Stock-based compensation expense recognized for the Nine Months was $780, as compared to $817 for the comparable period in the prior year.

A summary of all activity for the Company’s stock options for the Nine Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at February 1, 2014	1,156,834	$16.02	3.85	$436,415
Granted	188,000	$13.82
Exercised	(29,733)	11.88
Canceled/forfeited	(19,334)	$12.00

Outstanding, at November 1, 2014	1,295,767	$15.85	3.56	$2,629,616

Vested and Exercisable at November 1, 2014	834,429	$16.59	2.71	$1,201,041

As of November 1, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,332, which is expected to be recognized over a weighted average period of approximately 1.87 years. The total fair value of all options which vested during the Nine Months was $596.

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

Since the vesting of these performance-based equity awards are subject to market based performance conditions, the fair value of these awards were measured on the date of grant using the Monte Carlo simulation model for each vesting tranche. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the performance units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Pursuant to a compensation program for non-employee directors adopted by the Compensation Committee, at the June Board meeting each year, every non-employee member of the Board of Directors must make an election regarding the percentage, up to 100%, of his annual Board compensation to be paid in equity, in the form of Restricted Stock Units (“RSU’s”).  All of the RSU’s issuable under this program in June 2014 were approved and granted on July 28, 2014. The fair value of these awards was measured on the effective date of grant using the stock price.

The RSU’s awarded to the non-employee directors are subject to the terms of the Cherokee, Inc. 2013 Stock incentive Plan and RSU agreement which provides for quarterly vesting over a one year service period of August 4, 2014 through August 3, 2015, subject to acceleration of vesting upon the earlier to occur of the following: (i) a change in control of the Company, (ii) the death of the recipient or (iii) the recipient’s failure to be re-elected to the Board of Directors in any election in which the recipient stands for re-election.

Separately, the Compensation Committee of the Company’s Board of Directors granted certain sales based performance-based equity awards to an employee under the Company’s 2013 Stock Plan all of which vest in five increments dependent upon achievement of certain annual sales targets. The fair value of this award was measured on the effective date of grant, August 29, 2014, using the stock price.

Compensation expense on shares of restricted stock and performance stock units for the Nine Months was $244 compared to $100 for the comparable period in the prior year.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at February 1, 2014	87,000	$5.70
Granted	51,576	$15.78
Vested	—	—
Forfeited	(12,000)	3.80
Unvested stock at November 1, 2014	126,576	$9.99

As of November 1, 2014, total unrecognized stock-based compensation expense related to restricted stock and performance stock units was approximately $409, which is expected to be recognized over a weighted average period of approximately 2.51 years.

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

Trademarks consist of the following:

	November 1, 2014	February 1, 2014
Acquired Trademarks	$47,994	$47,994
Other Trademarks	8,609	8,551
Accumulated amortization	(16,560)	(15,862)
Total	$40,043	$40,683

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

Income Taxes

Income tax expense of $1,291 was recognized for the Third Quarter, resulting in an effective tax rate of 35.8% in the Third Quarter, as compared to 37.6% in the third quarter of last year and compared to 35.9% for the full year of Fiscal 2014. The effective tax rate for the Third Quarter differs from the statutory rate due to permanent differences on certain expenses and the apportionment of income between state jurisdictions. Income tax expense of $3,874 was recognized for the Nine Months, resulting in an effective tax rate of 32.2% in the Nine Months, as compared to 37.5% in the nine months of last year. The effective tax rate for the Nine Months differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the recognition of previously unrecognized tax benefits upon the conclusion of income tax examinations.

The amount of unrecognized tax benefits was approximately $361 and $1,045, respectively, at November 1, 2014 and February 1, 2014. At November 1, 2014, approximately $235 of unrecognized tax benefits would, if recognized, affect the effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for the Third Quarter was $4 as compared with $14 in the third quarter of last year. As of November 1, 2014 and February 1, 2014, respectively, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $86 and $346.

Due to inherent uncertainties in estimating accruals for uncertain tax positions, amounts asserted by tax authorities could be greater or less than the amounts accrued by the Company. Accordingly, the Company’s provision on federal and state matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of November 1, 2014, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

The Company files income tax returns in the U.S. federal and California and certain other state jurisdictions. For federal income tax purposes, the fiscal 2012 and later tax years remain open for examination by the tax authorities under the normal three year statute of limitations. The IRS commenced an examination of the Company’s fiscal 2012 federal tax return during the first quarter of the year.  No material adjustments are anticipated to result from the examination.  For state tax purposes, the fiscal 2011 and later tax years remain open for examination by the tax authorities under a four year statute of limitations.

Marketing and Advertising

Generally, the Company’s direct to retail licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs totaled $211 and $876 for the three and nine month periods ended November 1, 2014 and $149 and $580 for the three and nine month periods ended November 2, 2013, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories; the amounts paid for the three and nine month periods ended November 1, 2014 were $50 and $168 and for the three and nine month periods ended November 2, 2013 were $19 and $38, respectively, and are included in the total marketing, advertising and promotional costs above.

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

Comprehensive Income

Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended November 1, 2014 and November 2, 2013, the Company has no comprehensive income components and accordingly, net income equals comprehensive income.

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

(3)    Dividends

On April 11, 2014, the Board of Directors declared a dividend of $420, or $0.05 per share, which was paid on June 16, 2014 to stockholders of record as of April 11, 2014. On August 1, 2014, the Board of Directors declared a dividend of $422, or $0.05 per share, which was paid on September 15, 2014 to stockholders of record as of September 1, 2014.

(4)    Debt

Credit Agreement with JPMorgan Chase

On September 4, 2012, and in connection with the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands, Cherokee and JPMorgan Chase (or “JPMorgan”) entered into a credit agreement (as amended, the “Credit Agreement”), which was amended on January 31, 2013 in connection with the Company’s acquisition of rights related to the Cherokee brand in the school uniforms category. The Credit Agreement was further amended on January 10, 2014 in connection with the Company’s acquisition of the “Hawk” and “Tony Hawk” brands (the “Hawk Acquisition”). Effective January 10, 2014, Cherokee and JP Morgan entered into amendments to each of (i) the Credit Agreement, (ii) the existing Term Note, which was originally issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 31, 2013 (as amended, the “2013 Term Note”) and (iii) the Line of Credit Note, which was issued by Cherokee in favor of JPMorgan as of September 4, 2012 (as amended, the “Revolver”). In addition, pursuant to the Credit Agreement, JPMorgan issued to Cherokee a new term note (the “2014 Term Note” and, together with the foregoing amendments, the “Loan Agreement Amendments”) in the principal sum equal to the purchase price in the Hawk Acquisition, or $19,000. The principal outstanding under the 2014 Term Note is to be repaid on a quarterly basis, commencing on February 28, 2014 and continuing thereafter through November 30, 2018 in equal principal installments of $950, except that that the initial payment equaled approximately $633 and the final payment equals approximately $317. The 2014 Term Note bears interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio; or (ii) JPMorgan’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%. Pursuant to the Credit Agreement, the definition of “senior funded debt ratio” requires that Cherokee not exceed a ratio equal to (i) 2.50 to 1.00 until the fiscal quarter ending October 31, 2014, (ii) 2.25 to 1.00 from the fiscal quarter ending January 31, 2015 until the fiscal quarter ending January 31, 2016, and (iii) 2.00 to 1.00 thereafter. Prior to the effectiveness of the January 2014 amendment to the Credit Agreement, such limitation on Cherokee’s senior funded debt ratio was fixed at 2.00 to 1.00 for all periods. In addition, pursuant to the Loan Agreement Amendments, the interest rate that applies to the 2013 Term Note and to the Revolver was amended to equal either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.25% or 2.5% depending on the applicable senior funded debt ratio; or (ii) the Bank’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%.

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

Consistent with the existing terms of the Credit Agreement, the Loan is secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee’s business, including covenants that require Cherokee to obtain JPMorgan’s consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis following the Hawk Acquisition, (iii) issue any equity securities other than pursuant to Cherokee’s employee equity incentive plans or programs and (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to Cherokee’s stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee’s assets (including trademarks) as collateral for the Loan. In the event of a default under the Credit Agreement, the Bank has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights including foreclosing on Cherokee’s assets under the security agreements. As of November 1, 2014, the Company was in compliance with financial covenants.

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

The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of November 1, 2014 or February 1, 2014 related to any of the Company’s legal proceedings.

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

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
U.S. and Canada	$6,064	$4,692	$19,724	$16,141
Asia	887	716	2,692	1,957
Latin America	700	591	2,143	1,856
All Others	523	404	1,714	1,316
United Kingdom and Europe	532	281	1,158	962
Total	$8,706	$6,684	$27,431	$22,232

Long-lived tangible assets are located in the United States, United Kingdom, Mexico and Asia with net values of approximately $849, $112, $315 and $79 as of November 1, 2014 and values of approximately $761, $223, $238 and $0 as of February 1, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary note regarding forward looking statements

This quarterly report on Form 10-Q and other filings which we may make with the Securities and Exchange Commission, as well as press releases and other written or oral statements we may make may contain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “objectives”, “goals”, “aims”, “hopes”, “may”, “likely”, “should” and similar expressions are intended to identify such forward looking statements. In particular, the forward looking statements in this Form 10-Q include, among others, statements regarding our goals or expectations regarding our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target Inc., or Target, and Kohl’s, the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by any forward looking statements. Such risks and uncertainties include, but are not limited to, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on Target for a substantial portion of our revenues, risks associated with our international licensees, our dependence on our key management personnel, the success of our strategic and marketing initiatives, the benefits to us of our recently acquired assets related to the “Hawk”, “Tony Hawk”,  “Liz Lange” and “Completely Me by Liz Lange” brands, the possibility that we may engage in strategic transactions that could impact our liquidity, increase our expenses or present significant distractions to our management, any adverse determination of intellectual property or other claims, liabilities or litigation, our indebtedness and other requirements under our credit agreement with JPMorgan Chase Bank, our future capital needs and our ability to raise funds in future periods if necessary, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods, the volatility in the trading price and the relative illiquidity of our common stock, unanticipated changes in our tax provisions, our ability to maintain effective internal control over financial reporting and our compliance with changing laws and financial standards. Several of these risks and uncertainties are discussed in more detail under “Item 1A. Risk Factors” of Part II of this quarterly report on Form 10-Q as well as in the discussion and analysis below. You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward looking statements contained herein to reflect future events and developments.

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

We own several trademarks, including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. We have thirty continuing license agreements covering both domestic and international markets. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio.

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

Results of Operations

The following table sets forth for the periods indicated certain of our consolidated financial data.

(amounts in thousands)	Three Months ended November 1, 2014	Three Months ended November 2, 2013	Nine Months ended November 1, 2014	Nine Months ended November 2, 2013
Royalty revenues	$8,706	$6,684	27,431	22,232
Selling, general, administrative and amortization expenses	4,896	4,062	14,741	13,673
Operating income	3,810	2,622	12,690	8,559
Interest (expense) and other income/expense, net	(203)	(118)	(656)	(368)
Income tax provision	1,291	941	3,874	3,068
Net income	$2,316	$1,563	8,160	5,123

Revenues

In the three and nine month periods ended November 1, 2014 (the “Third Quarter” and the “Nine Months”), our revenues totaled $8.7 million and $27.4 million, respectively, as compared to $6.7 million and $22.2 million in the third quarter and nine months ended November 2, 2013. Revenues for the third quarter and nine month periods ended November 1, 2014 and November 2, 2013 were primarily generated from licensing our trademarks to retailers and to a lesser extent wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The increase in revenues was principally due to revenues from the Hawk brands (which we acquired in January 2014) as well as increased revenues from Cherokee-branded products at international retailers.

Total worldwide retail sales of merchandise bearing the Cherokee brand totaled $345 million and $1,008 million and approximately $361 million and $1,022 million in the third quarter and nine month periods of Fiscal 2015 and Fiscal 2014, respectively.

The following table sets forth our revenues by brand for the three and nine months ended November 1, 2014 and November 2, 2013.

	Three Months ended November 1, 2014		Three Months ended November 2, 2013		Nine Months ended November 1, 2014		Nine Months ended November 2, 2013
(dollar amounts in thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Cherokee Brand Royalty Revenues	$6,606	76%	$5,865	88%	$21,072	77%	$19,530	88%
Hawk Brand Royalty Revenues	1,316	15%	—	—	3,765	14%	—	—
Liz Lange Brand Royalty Revenues	586	7%	666	10%	2,049	7%	2,129	10%
All Other Brand Revenues	198	2%	153	2%	545	2%	573	2%
Total Royalty Revenue	$8,706	100%	$6,684	100%	$27,431	100%	$22,232	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for the three and nine months ended November 1, 2014 and November 2, 2013.

	Three Months Ended November 1, 2014		Three Months Ended November 2, 2013		Nine Months Ended November 1, 2014		Nine Months Ended November 2, 2013
	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
U.S. and Canada	$6,064	70%	$4,692	70%	$19,724	72%	$16,141	73%
Asia	887	10%	716	11%	2,692	10%	1,957	9%
Latin America	700	8%	591	9%	2,143	8%	1,856	8%
All Others	523	6%	404	6%	1,714	6%	1,316	6%
United Kingdom and Europe	532	6%	281	4%	1,158	4%	962	4%
Total	$8,706	100%	$6,684	100%	$27,431	100%	$22,232	100%

U.S. and Canada

Target

Target currently has approximately 1,801 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were slightly lower in the Third Quarter at approximately $257 million from $280 million in the third quarter of last year. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year with respect to Cherokee branded products in various product categories in the U.S. We have amended our agreement with Target to provide for fixed royalty rates for Target’s retail sales in Canada, for sales of Cherokee branded products in the adult merchandise category that are sold by Target through its website (target.com) and for sales by Target of Cherokee branded products in the category of school uniforms.

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

Royalty revenues from our Cherokee brand at Target were $3.5 million and $12.5 million in the Third Quarter and Nine Months, which accounted for 40%, and 46%, respectively, of our consolidated revenues for such periods.  Royalty revenues from our Cherokee brand at Target were $3.5 million and $12.9 million for the third quarter and nine months of last year, which accounted for 52%, and 58%, respectively, of our consolidated revenues during such periods.

Kohl’s

Kohl’s retail sales of merchandise bearing the Hawk or Tony Hawk brands totaled $33.9 million and $87.7 in the Third Quarter and Nine Months. Royalty revenues from our Hawk brand at Kohl’s were $1.2 million for the Third Quarter and $3.6 million for the Nine Months.

Latin America, Asia and others

Other international royalty revenues in the Third Quarter increased to $2.6 million from $2.0 million in the third quarter Fiscal 2014, representing a 33% increase. Other international royalty revenues in the Nine Months increased to $7.7 million from $6.1 million in the nine months of Fiscal 2014, representing a 27% increase. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, and other territories.

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

Selling, General and Administrative

The following table sets forth additional detail information regarding the components for selling, general and administrative expenses for the three and nine months ended November 1, 2014 and November 2, 2013.

(amounts in thousands)	Three Months ended November 1, 2014	Three Months ended November 2, 2013	Nine Months ended November 1, 2014	Nine Months ended November 2, 2013
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$2,530	$1,660	$7,757	$5,444
Corporate expenses*	1,037	1,566	3,077	4,711
Marketing expenses	385	286	1,376	1,008
Product development expenses	203	263	691	724
Non cash stock compensation	356	296	780	817
Depreciation and amortization	385	(9)	1,060	969
Total selling, general, administrative and amortization expenses	$4,896	$4,062	$14,741	$13,673

* Included in the nine months ended November 2, 2013 are approximately $1.0 million of professional and consulting fees that did not recur in the nine months ended November 1, 2014 and are related to the identification and remediation of weaknesses in internal control identified in our annual report on Form 10-K/A for Fiscal 2013.

The increased expenses are due primarily to expenses related to the marketing and design of the Tony Hawk and Cherokee Brands.

Interest and Other Income

Our interest expense for the Third Quarter and Nine Months was $0.2 million and $0.7 million compared to $0.1 million and $0.4 million for third quarter and nine months of Fiscal 2014. The increase is due to increased interest expense related to our increased debt, which was used to fund the acquisition of the Tony Hawk brand.

Tax Provision

During the Third Quarter and Nine Months, we recorded a tax provision of $1.3 million and $3.9 million, which equates to an effective tax rate of 35.8% and 32.2%, as compared to a tax provision of $0.9 million and $3.1 million, and an effective tax rate of 37.6% and 37.5% recorded for the third quarter and nine months of last year.  The effective tax rate for the Third Quarter differs from the statutory rate due to permanent differences on certain expenses and the apportionment of income between state jurisdictions. The effective tax rate for the Nine Months differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the recognition of previously unrecognized tax benefits upon the conclusion of income tax examinations.

Net Income

During the Third Quarter and Nine Months, our net income was $2.3 million and $8.2 million, or $0.27 and $0.96 per diluted share, respectively, compared to $1.6 million and $5.1 million, or $0.19 and $0.61 per diluted share, respectively, for the third quarter and nine months of last year.

Liquidity and Capital Resources

Cash Flows.  On November 1, 2014, we had cash and cash equivalents of $5.0 million.  On February 1, 2014, we had cash and cash equivalents of $3.6 million, resulting in a $1.4 million increase as of November 1, 2014.

During the Nine Months, cash provided by our operations was $7.6 million, compared to cash provided by our operations of $6.5 million for the nine months of Fiscal 2014.

Cash used by investing activities during the Nine Months was $0.6 million, which consisted of capital expenditures of property and equipment and trademark registration and renewal costs.  In comparison, during the nine months of Fiscal 2014, cash used by investing activities was $0.5 million, which also consisted of capital expenditures of property and equipment and trademark registration and renewal costs.

Cash used in financing activities was $5.7 million during the Nine Months, which consisted of principal payments of $5.2 million on our term loan with JP Morgan and the payment of dividends of an aggregate of $0.8 million in June 2014 and September 2014, partially offset by proceeds from exercise of stock options of $0.3 million.  In comparison, during the nine months of Fiscal 2014, cash used in financing activities was $4.9 million, which consisted of principal payments of $2.4 million for the term loan with JP Morgan and the payment of dividends of an aggregate of $2.5 million in March, June and September 2013.

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

As of November 1, 2014, we were not the guarantor of any other material third-party obligations. As of November 1, 2014, we did not have any irrevocable repurchase obligations.

If our revenues and cash flows during Fiscal 2015 are lower than Fiscal 2014, we may not have cash available to continue to fund our planned uses of liquidity, and we could fall out of compliance with the terms of our credit agreement. If our revenues and cash flows during Fiscal 2015 are materially lower than Fiscal 2014, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. We believe that we will have sufficient cash generated from our business activities to support our operations for the next twelve months.

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

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against such licensee’s foreign currency results in lower royalty revenues from such licensee.  We believe the cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the Third Quarter and Nine Months in comparison to the comparable prior year periods was an approximate $0.1 million decrease in royalties for the Third Quarter and a $0.2 million decrease in royalties for the Nine Months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest:  From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers.  Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us.  In relation to our term loan with JPMorgan Chase, a 100 basis point increase in the interest rate would have an immaterial impact on interest expense for the period ended November 1, 2014.

Foreign Currency:  We conduct business in various parts of the world.  We are exposed to fluctuations in exchange rates to the extent that the foreign currency exchange rate fluctuates in countries where our licensees do business, and significant fluctuations in exchange rates could materially impact our results of operations and cash flow.  For the Nine Months, international licensing royalties comprised 31% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where we operate would have negatively affected our Nine Months revenues by approximately $0.8 million, which represents 3% of the total revenues reported for the Nine Months.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of November 1, 2014.

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

There are numerous risks and other factors applicable to the businesses of retailers (including our licensees) that can impact the sale of products that bear our brands. Any decline in sales by one or more of our licensees can adversely affect our revenues.   Factors that may adversely affect our licensees and their sales of products bearing our brands include the following: (i) weather, environmental or other conditions that may impact consumer shopping activity in retail stores; (ii) changes in the availability or cost of capital in light of the financial condition and capital requirements of our licensees; (iii) shifts in the seasonality of shopping patterns; (iv) declining retail prices; (v) labor strikes or other interruptions that impact supply chains and transport vendors; (vi) the impact of excess retail capacity; (vii) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (viii) material acquisitions or dispositions; (ix) investments in new business strategies; (x) the success or failure of significant new business ventures or technologies; (xi) actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; and (xii) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events.  For example, we believe that sales of Cherokee branded products at Target in the United States since the fourth quarter of Fiscal 2014 were adversely impacted following Target’s announcement of unauthorized access to payment card data in U.S. stores, which resulted in fewer revenues to Cherokee than we otherwise may have received from Target absent such announcement.

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

Royalty revenues from our Cherokee brand at Target accounted for greater than 50% of our consolidated revenues during Fiscal 2014, Fiscal 2013 and Fiscal 2012. We could suffer substantially decreased royalty revenues and cash flow if Target were to reduce its sales of Cherokee branded products under the Restated Target Agreement while continuing to pay the minimum royalties of $10.5 million per fiscal year required under such agreement. Replacing the royalty payments received from Target would be a significant challenge and no assurances can be made that we would be successful in doing so. The termination of this license agreement would have a material adverse effect upon our revenues and cash flow. The current term of the Restated Target Agreement continues through January 31, 2017. In addition, in September 2012 we expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the “Liz Lange” brands, which we assumed in connection with our acquisition of assets related to such brands. We further expanded our relationship with Target in connection with our January 2013 acquisition of rights to the Cherokee brand in the category of school uniforms. We acquired the “Liz Lange” brands as well as our rights to the Cherokee brand for the school uniforms category in part based upon our expectation that revenues from Target for such brands and the school uniforms category will grow in future periods, although we can provide no assurances that such revenue growth will occur. As a result of our reliance on Target, our continued success is dependent on various factors affecting Target’s business, including, for example, perceptions of Target by consumers in the United States. We believe that sales of Cherokee branded products at Target in the United States since the fourth quarter of Fiscal 2014 were adversely impacted following Target’s announcement of unauthorized access to payment card data in U.S. stores.

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

We market and license our brands outside the United States. Many of our licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees. During the first nine months of Fiscal 2015, greater than 25% of our revenues were derived internationally. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees; (iv) competition from foreign companies; (v) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (vi) less effective and less predictable protection and enforcement of our intellectual property; (vii) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (viii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (ix) potentially adverse tax consequences; and (x) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

The size of our credit facility totals $37.6 million, of which approximately $27 million was outstanding as of November 1, 2014, and is evidenced by (i) two 5-year term notes, which were issued on January 31, 2013 and January 10, 2014 in the principal amounts of $16.6 million and $19 million, respectively, and (ii) a 3-year revolving line of credit, pursuant to which we may borrow up to $2 million in principal. Our indebtedness under the credit agreement could adversely affect our operations and liquidity, by, among other things: making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; causing us to use a larger portion of our cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital, product development and capital expenditures and other business activities; making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures and other general corporate purposes.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at November 1, 2014 and February 1, 2014; (ii) Consolidated Statement of Operations for the three and nine months ended November 1, 2014 and November 2, 2013; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended November 1, 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended November 1, 2014 and November 2, 2013; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 10, 2014

CHEROKEE INC.

	By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)