Form 10-K
period 2015-01-31
CHEROKEE INC
filed 2015-04-16
CIK 844161

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015 or
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
Common Stock, $0.02 par value per share
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of August 1, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $143.0 million (computed on the basis of the last trade of the common stock on the NASDAQ Global Select Market on August 1, 2014).

         As of April 10, 2015, the registrant had 8,561,344 shares of its common stock, par value $.02 per share, issued and outstanding.

Documents Incorporated by Reference:

         Certain portions of the registrant's proxy statement (the "Proxy Statement") for its Annual Meeting of Stockholders to be held on or about June 8, 2015, or portions of an amendment to this annual report on Form 10-K (the "Annual Report"), are incorporated by this reference into Part III of this Annual Report. Such Proxy Statement or Form 10-K will be filed with the Commission no later than 120 days after the conclusion of the registrant's fiscal year ended January 31, 2015.

CHEROKEE INC.

        This Annual Report, our quarterly reports on Form 10-Q, other filings we may make with the Securities and Exchange Commission (the "SEC"), as well as press releases and other written or oral statements we may make from time to time may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words "anticipates", "believes", "estimates", "plan", "expects", "objectives", "goals", "aims", "hopes", "may", "might", "will", "likely", "should" and similar expressions are intended to identify such forward-looking statements. In particular, the forward-looking statements in this Annual Report include, among others, statements regarding our goals or expectations for our future revenues and earnings, the likelihood of increased retail sales by our current and future licensees, such as Target Corporation ("Target") and Kohl's Illinois, Inc. ("Kohl's"), the likelihood that our licensees will achieve royalty rate reductions, our prospects for obtaining new licensees and our prospects for obtaining new brands to acquire or represent. Forward-looking statements are based on our current views, expectations and assumptions and involve known and unknown risks and uncertainties that may cause our actual results, performance, achievements or share price to be materially different from any future results, performance, achievements or share price expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the financial condition of the apparel industry and the retail industry, the overall level of consumer spending and our exposure to general economic conditions, the effect of intense competition we face from other apparel lines both within and outside of Target, adverse changes in licensee or consumer acceptance of products bearing the Cherokee® brand or our other brands as a result of fashion trends or otherwise, our ability to protect our intellectual property rights, the ability and/or commitment of our licensees to design, manufacture and market Cherokee or our other branded products, our dependence on Target for a substantial portion of our revenues, risks associated with our international licensees, our dependence on our key management personnel, the success of our Direct to Retail licensing model and our strategic and marketing initiatives, the benefits to us of our recently acquired assets related to the Hawk, Tony Hawk, Liz Lange and Completely Me by Liz Lange brands, the possibility that we may engage in strategic transactions that could impact our liquidity, increase our expenses or present significant distractions to our management or integration difficulties, any adverse determination of intellectual property or other claims, liabilities or litigation, our indebtedness and other requirements under our credit facility with JPMorgan Chase ("JPMorgan"), our future capital needs and our ability to raise funds in future periods if necessary, our ability to issue preferred stock with rights and privileges that are superior to those of our common stock, our payment or non-payment of dividends in future periods, the volatility in the trading price and the relative illiquidity of our common stock, unanticipated changes in our tax provisions, our ability to maintain effective internal control over financial reporting, and our compliance with changing laws and financial standards. Several of these risks and uncertainties are discussed in more detail under "Item 1A, Risk Factors". You should however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments.

        As used in this Annual Report, "Cherokee", the "Company", "we", "us" and "our" refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, "Fiscal 2015" refers to the fiscal year ended January 31, 2015; "Fiscal 2014" refers to the fiscal year ended February 1, 2014; and "Fiscal 2013" refers to the fiscal year ended February 2, 2013.

 PART I

Item 1.    BUSINESS

Overview

        Cherokee is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little and àle by alessandra brands and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, home and accessories.

        We own several trademarks, including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We enter into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them our proprietary 360-degree turn-key solution for product development, marketing services, support services and strategic sales initiatives. As of January 31, 2015, we had thirty-one continuing license agreements covering both domestic and international markets, fourteen of which pertained to the Cherokee brand.

        In addition to licensing our own brands, we also assist other brand-owners and companies in identifying opportunities as a licensee or licensor for their brands or stores and partner with individuals to market and license their lifestyle brands, such as our partnership with Alessandra Ambrosio for the àle by alessandra brand.

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

Direct to Retail Licensing Model

        Our primary emphasis is domestic and international direct to retail licensing, which we refer to as our "Direct to Retail" or "DTR" licensing model. In Direct to Retail licensing, we grant retailers a license to use our trademarks on certain categories of merchandise. We collaborate with our licensees' product development staff and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks, and in some cases our licensees modify or expand the designs or create their own designs to suit their seasonal, regional and category needs. In many cases, the licensee is responsible for designing and manufacturing the merchandise, although many products are subject to our pre-approved packaging, graphics and quality control standards, and many marketing campaigns are subject to similar oversight. Wholesale licensing, on the other hand, generally involves licensing to manufacturers that produce and import various categories of apparel, footwear, home and accessories under our trademarks and sell the licensed products to retailers. Although we have some wholesale licensees with respect to some of our brands, most of our licensees are retail licensees and we plan to continue to solicit new licensees using our Direct to Retail licensing model in new territories and additional product categories as we seek to expand our business.

        Over the past two decades, the Direct to Retail licensing model has become more widely accepted by many retailers worldwide, as it generally offers each licensee, or retailer, the exclusive right to market multiple categories of products with a recognized brand within their territory, thereby offering licensees the ability to enhance their marketing strategies and achieve a competitive advantage over competing retailers. Typically, this differentiation also provides the retailer/licensee an opportunity to command a "premium" over private label price points, which can result in increased profit margins, even after royalties have been paid to the licensor. The licensees generally directly source their own inventory, thereby eliminating the licensor's exposure to inventory risk while allowing the licensees to benefit from large economies of scale.

        Many of the world's largest retailers have successfully introduced, and continue to introduce, new brands within the DTR licensing model. Examples of retailers actively participating in the DTR licensing model include Target, Wal-Mart, Carrefour, Kohl's and C&A, among others.

        Our Direct to Retail licensing strategy is premised on the proposition that, for many retailers in various countries worldwide, most aspects of the moderately priced apparel, footwear and accessories business, including product development, design, merchandising, sourcing and distribution, can be executed most effectively by these retailers themselves, who not only command significant economies of scale, but also interact daily with their end consumers. We believe that these retailers may be able to obtain higher gross margins on sales and increase store traffic by directly designing, sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than by carrying strictly private label goods or branded products obtained from third-party vendors. We also expect that the enhanced profitability achievable with our Direct to Retail strategy, coupled with the substantial marketing costs to establish and maintain an in-store brand, will continue to increase the desirability of our strategy to retailers.

        Our primary strategy is to capitalize on these trends by licensing our portfolio of brand names directly to retailers around the world, who, working in conjunction with us, develop merchandise for their stores, and to augment our current portfolio by acquiring additional brands that have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

Strategic Initiatives

        We believe that our core strengths position us to expand our business and enhance stockholder value through execution of our proprietary 360-degree turn-key solution. Cherokee provides its licensees with a proprietary 360-degree turn-key solution that seamlessly integrates with the DTR model. Our retail-responsiveness process and 360-degree unique value proposition have allowed for Cherokee to address the growing power of the consumer and the present and future needs of the retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that are constantly being measured, evaluated and incorporated into our 360-degree turn-key solution, we believe Cherokee has become a key strategic partner to our licensees. Our global strategic initiatives currently include the following:

  •
  Product Design and Development—Our product design and development activities are led by design teams based in Los Angeles and Minneapolis. These teams work collectively with the licensees for each of our brands to develop a story, point-of-view and point-of-difference, develop product guidelines, including graphic language, fabrics, quality details and trim, and oversee execution to maintain brand integrity. These teams also assist in developing innovative seasonal product design concepts for our brands to maximize organic growth opportunities.

  •
  Support Services—Our support services teams provide marketing and other support to our licensees, including providing retail analytics data and marketing research about consumer insights and trends and identifying and sharing approved global sourcing and manufacturing vendors.

  •
  Marketing Services—Our marketing services are designed to evolve and strengthen the positioning of our brands in collaboration with our retail partners on a direct-to-consumer and consumer-to-consumer basis by, among other things, creating enhanced in-store experiences with the introduction of custom design fixtures and visual displays, developing an integrated retail strategy across all consumer touch-points, including in-store, social media and other online avenues and cultivating relationships with credible brand ambassadors.

  •
  Strategic Sales Initiatives—These initiatives, which aim to achieve strategic revenue growth, include, among others, customized sales and merchandising plans for each of our brands and routine analysis of sales patterns to direct our geographic, product category and brand expansion efforts.

Platforms for Growth

        We have two strategic platforms for the future growth of our licensing business.

  •
  Organic Growth—This involves introducing new product categories with existing partners and expanding existing brands into new territories. We are focused on the following organic growth drivers: a larger online presence with our partners; enhanced in-store experiences, such as shop-in-shop floor presentations; category expansion into home, footwear, and essentials; and partner expansion with more stores.

  •
  New Brands—This involves acquiring and representing new brands. We target style-focused lifestyle brands, such as our recently acquired Tony Hawk and Liz Lange brands. Potential new brands must be able to have a global platform and product category expansion opportunities.

Brands

        Cherokee markets both owned brands and brands it represents. Generally, when representing brands, we perform a range of services including marketing of brands, solicitation of licensees, contract negotiations, and administration and maintenance of license or distribution agreements. In exchange for our services, we normally receive a certain percentage of the net royalties generated by the brands we represent and for which we establish a licensing arrangement. A summary of some of our owned brands and other brand representations is included below.

        Today, our brands are licensed with retail and wholesale licensees in over fifty countries and approaching 7,000 retail locations. We continue to solicit additional licensees for all our brands internationally.

Owned Brands

Cherokee

        Cherokee is an iconic, American family-lifestyle brand, offering classic, casual and comfortable products at affordable prices. Cherokee, which was initially launched as a footwear line in 1973, seeks to produce timeless classics, inspired by vintage Americana while continually being updated to account for modern trends. After four decades, the Cherokee brand stands for confident, effortless and relaxed American style. We believe this heritage positions the Cherokee brand for future growth and further international expansion. The Cherokee brand's most significant licensee is Target, which launched the Cherokee brand almost two decades ago as a multi-category product offering that encompasses kid's apparel, accessories, footwear and school uniforms (the rights to which we acquired in January 2013). Internationally, additional categories of Cherokee branded products are sold, including adult apparel, home décor, textiles, outdoor furnishings and camping gear.

        Licensing revenues for our Cherokee brand totaled $26.5 million, $24.7 million and $24.1 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, which represented 76%, 86% and 91%, respectively, of our total revenues for such periods.

Liz Lange and Completely Me by Liz Lange

        Liz Lange has gained wide acceptance as a modern "maternity and beyond" designer brand that brings women versatile, comfortable, affordable and flattering style for every stage of pregnancy. Liz Lange maternity apparel debuted in over 1,500 Target stores in the United States in 2002 and continues to be sold exclusively in Target stores in the United States. During 2010, Completely Me by Liz Lange was launched exclusively on the Home Shopping Network in the United States and The Shopping Channel in Canada. The Completely Me brand consists of sophisticated and comfortable casual clothing and sportswear for women. We acquired the Liz Lange brands in September 2012.

Hawk and Tony Hawk

        Tony Hawk, among the most well-known athletes in skateboarding history, is the founder of the Tony Hawk clothing line. Designed for comfort, flexibility and durability, the clothing line is designed to embody the "skate culture" lifestyle, combining style and performance. We acquired the Hawk and Tony Hawk brands in January 2014, which further expands our presence in department store and specialty channels of distribution. The brand is, and we expect will continue to be, exclusively licensed in the United States to Kohl's, with Tony Hawk clothing and accessories sold in Kohl's department stores and online. Separate wholesale license agreements are in place to supply Hawk and Tony Hawk signature apparel in Canada and we intend to secure additional licensees to expand these brands globally.

        Licensing revenues for our Hawk and Tony Hawk brands totaled $4.9 million in Fiscal 2015, which represented 14% or our total revenues for such period.

Sideout

        Conceived in 1983 by a California volleyball player, our owned Sideout brand took root at the beach, harnessing the easy spirit of a casual California lifestyle. Ideal for a game of beach volleyball or a breezy vacation, Sideout products perform in quality, functionality and originality by offering casual, hip and cool clothing, footwear and accessories at affordable prices.

Carole Little

        Carole Little was founded in 1975 by designer Carole Little through her love for contemporary clothing. Our Carole Little owned brand became recognized for colorful and unusual prints, soft two-piece outfits and dresses. The Carole Little brand has an ageless, independent attitude for the self-confident woman.

Represented Brands

Àle by Alessandra

        Inspired by the life and style of global international fashion icon Alessandra Ambrosio, the àle by alessandra brand brings a "Brazil-bohemia meet Malibu-chic" collection of feminine, colorful and effortless apparel to savvy, fashion-minded women around the world. Like Alessandra, the àle by alessandra customer has a personal style that is casual, chic and effortlessly cool. We are representing the àle by alessandra brand, which debuted at Planet Blue and at Lunada Bay in 2014. Beginning in spring of 2015, Oxford Ophthalmic, Physician Endorsed and Esquire Footwear are debuting lines of àle by alessandra eyewear, hats, totes and casual footwear.

Royalties

        Our rights to receive royalties for sales of products bearing our brands are set forth in the terms of our license agreements with various retailers and wholesalers. Generally, royalty rates for our DTR licenses vary as a percentage of the retailer's net sales of licensed products. In some cases, royalty rates are calculated based upon fixed percentages of product sales. In other cases, the royalty rates we receive may decrease depending on the retailer's annual sales of licensed products and the retailer's guaranteed annual sales of licensed products, which decreased royalty rate would not apply retroactively to sales since the beginning of the applicable fiscal year. For instance, our arrangement with Target provides for, with respect to certain product categories, royalty rate reductions once specified cumulative levels of sales for Cherokee branded products in these product categories are achieved by Target during each fiscal year and, with respect to other product categories, fixed royalty rates that apply irrespective of sales volume. The royalty rates we receive from our licensees vary depending on the terms of each licensing agreement.

        In most cases, we require the licensee to guarantee a minimum dollar amount of retail sales. These minimum guarantees require our licensees to pay us a minimum royalty each year. In the case of Target, its minimum royalty payment was $10.5 million for Fiscal 2014 and 2015.

        As of January 31, 2015, we had contractual rights to receive over $60 million forward-facing minimum royalty revenues over the next several years, excluding any revenues that may be guaranteed in connection with contract renewals. Our rights to such contractual minimums are primarily the result of our license agreement with Target for our Cherokee brand, which extends through January 2017, and our license agreement with Kohl's for the Hawk and Tony Hawk brands, which extends through January 2018.

        Royalties are generally paid within 30 days after a quarterly selling period that has been defined in the applicable license agreement. In order to ensure our licensees are reporting and calculating the appropriate royalties, all of our license agreements grant us the right to audit our licensees' retail sales data for our brands to validate the amount of the royalties paid.

Licensees

        We have licensed our brands and the brands we represent to numerous different retailers and wholesalers. Two of our most significant Direct to Retail licensees are Target and Kohl's.

Target

        Pursuant to one of our license agreements with Target, Target maintains exclusive rights to the Cherokee brand in various specified categories of merchandise in the U.S. Our U.S. license with Target, which excludes sales of Cherokee branded products in Canada, Cherokee branded adult products sold on Target's website and Cherokee branded products sold in the school uniforms category, provides for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. These royalty rate reductions do not apply retroactively to Target's retail sales since the beginning of the year, but rather apply only to sales made during the applicable fiscal year subsequent to the achievement of the specified sales volume. Our license with Target governing sales of Cherokee branded adult products sold on Target's website and Cherokee branded products sold in the school uniforms category provides for a fixed royalty rate based on Target's net sales of products during each fiscal quarter. In January 2015, Target announced its decision to discontinue its operations in Canada.

        Our license agreement with Target for Cherokee branded products was amended in January 2013 to include a multi-year license in the category of school uniforms, following our acquisition of such rights from a third party. The license agreement was further amended in April 2013 to provide for a fixed royalty rate for sales of Cherokee branded products in the adult merchandise category made through Target's website. The license agreement was again amended in January 2014 to renew and extend its term through January 31, 2017. In addition, Target now has the right to renew the Target license agreement for successive two-year periods, provided that it satisfied the minimum guaranteed royalty payment of $10.5 million for the preceding fiscal year.

        During September 2012, we assumed an additional license agreement with Target covering sales of Liz Lange branded products in the U.S. Pursuant to such agreement, Target is obligated to pay us a fixed royalty rate based on Target's net sales of products bearing this brand.

        Royalty revenues from Target U.S. for the Cherokee brand, which excludes sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category were $15.0 million during Fiscal 2015, $15.3 million during Fiscal 2014 and $15.0 million during Fiscal 2013, which accounted for 43%, 53%, and 57%, respectively, of our consolidated revenues during such periods. The termination of our license agreement with Target for Cherokee branded products would have a material adverse effect on our business. See Item 1A, "Risk Factors".

Kohl's

        In connection with our acquisition of the Hawk and Tony Hawk brands in January 2014, Cherokee entered into a retail license agreement with Kohl's. Pursuant to this license agreement, Kohl's maintains exclusive rights to the Hawk and Tony Hawk signature apparel brands in various specified categories of merchandise in the U.S. Our license with Kohl's provides for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. The royalty rate reductions do not apply retroactively to Kohl's retail sales since the beginning of the year, but rather apply only to sales made during the applicable fiscal year subsequent to the achievement of the specified sales volume. The current term of the license agreement with Kohl's continues through January 31, 2018, and obligates Kohl's to pay Cherokee an annual minimum guaranteed royalty of $4.8 million.

Other Licensees

        We have continuing international license agreements for the Cherokee brand and our other brands with leading retailers in over fifty countries. We license to retailers such as RT Mart, Comercial Mexicana, and Nishimatsuya. We have also entered into a new Direct to Retail licensing agreement with Argos, a subsidiary of Home Retail Group plc, to launch a broad assortment of Cherokee lifestyle products online, in catalog and in more than 750 Argos stores across the United Kingdom and Ireland in the fall of 2015.

Trademarks

        We hold various trademarks, including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in a number of other countries. We also hold trademark applications for each of these brand names in numerous countries. Our business is dependent upon our trademarks and other intellectual property rights. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, know-how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally. See Item 1A, "Risk Factors".

Competition

        Royalties paid to us pursuant to our licensing agreements are generally based on a percentage of the licensee's net sales of licensed products. Our owned and represented Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little, àle by alessandra and other brands are subject to intense competition by numerous domestic and foreign brands. Competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona and Route 66. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of what we believe is an increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, our business plan in the United States focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, and our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. We also face competition from other companies owning established trademarks, such as Iconix Brand Group, Phillips-Van Heusen, Perry Ellis International and VF Corp., which have entered into, and could continue to enter into, similar arrangements with retailers in the U.S. and internationally, including with our existing retail partners, thereby competing with us for consumer attention and limited floor and rack space in the same stores in which our branded products are sold. See Item 1A, "Risk Factors".

Seasonality

        We have agreed to certain contractual royalty rate reductions with our two most significant licensees, Target and Kohl's, for sales of certain Cherokee branded products and Hawk and Tony Hawk branded products in various product categories in the U.S. in each fiscal year, which apply for future sales during the applicable fiscal year as certain sales volume thresholds are achieved. Historically, this has caused our first quarter to be our highest revenue and profitability quarter and our fourth quarter to be our lowest revenue and profitability quarter. However, such historical patterns and seasonal trends may vary significantly in future periods, depending upon retail sales volumes achieved in each quarter by Target and Kohl's, the revenues we receive from Target and our other licensees that are not subject to reduced royalty rates based upon cumulative sales, and the terms of any new license agreements.

Employees

        As of January 31, 2015, we employed forty-one persons based solely in the United States. None of our employees are represented by labor unions, and we believe that our employee relations are satisfactory.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to the Company's directors, officers, employees and manufacturers that produce products on behalf of our licensees. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report.

Segment Information

        We consider our business activities to constitute a single segment. A summary of our revenues and assets by geographic area is set forth in Note 11 to our consolidated financial statements included in this Annual Report. We face risks attendant to our foreign operations. See Item 1A, "Risk Factors".

SEC Filings

        We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") available free of charge on our website at www.cherokeeglobalbrands.com as soon as reasonably practicable after we file these materials with, or furnish them to, the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Executive Officers of the Registrant

        The following table sets forth information with respect to each of our current executive officers.

Name, Age and Present Position with Cherokee	Principal Occupation for Past Five Years; Business Experience
Henry Stupp, 51 Chief Executive Officer, Director	Mr. Stupp became our Chief Executive Officer in August 2010. Prior to joining Cherokee, Mr. Stupp was a co-founder of Montreal based Novel Teez Designs, later known as NTD Apparel USA LLC, a leading licensee of entertainment, character, sport and branded apparel and a supplier to many major North American retailers. Mr. Stupp served as President of NTD Apparel USA LLC from 2005 until 2010. During his tenure with NTD, he successfully identified, negotiated, and introduced many well-known licenses and brands to a broad retail audience. Mr. Stupp is currently serving a two year term as a Director of the International Licensing Industry Merchandiser's Association. In addition, Mr. Stupp attended Concordia University where he majored in Economics.
Howard Siegel, 60 President and Chief Operating Officer

Mr. Siegel has been employed by us since January 1996 as Vice President of Operations and Administration and became President on June 1, 1998. As of January 2010, Mr. Siegel was also appointed as our Chief Operating Officer. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a senior executive for Federated Department stores and Carter Hawley Hale Broadway stores. Mr. Siegel attended the University of Florida where he received his Bachelor of Science.

Jason Boling, 44 Chief Financial Officer

Mr. Boling became our Chief Financial Officer in March 2013. Prior to joining Cherokee, he was Vice President of Finance and Accounting at DTS Inc., a leader in high-definition audio technologies and audio enhancement solutions, for over six years. Mr. Boling has broad domestic and international experience in mergers & acquisitions, acquisition integration, strategic planning, budgeting, Sarbanes-Oxley compliance and controls, investor relations, and tax planning. For four years prior to his tenure with DTS, he was the Vice President and Corporate Controller at Inamed Corporation, a global manufacturer of medical devices, and he spent many years in public accounting, including with accounting firm Deloitte & Touche LLP. Mr. Boling is a California CPA, and he earned his bachelor's degree in Business Administration from California State University Northridge.

Item 1A.    RISK FACTORS

        In addition to the other information contained herein or incorporated herein by reference, the risks and uncertainties and other factors described below could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement we may make herein, in any other document we file with the Securities and Exchange Commission, or in any press release or other written or oral statement we may make. The risks described below and elsewhere in this Annual Report are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

  Our business is subject to intense competition.

        Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee's net sales of licensed products. Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, together with merchandise bearing our Liz Lange, Completely Me by Liz Lange, Hawk and Tony Hawk brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona, and Route 66. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer's ability to respond quickly to the retailer on a national basis. In recognition of what we believe is an increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, our business plan in the United States focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, and our licensees' ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Failures with respect to any of these factors could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products. Further, we cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of our brands because our license agreements generally do not prevent our licensees from licensing from our competitors. In addition, we complete with other companies owning established trademarks, which have entered into, and could continue to enter into, similar arrangements with retailers in the U.S. and internationally, including with our existing retail partners, thereby competing with us for consumer attention and limited floor and rack space in the same stores in which our branded products are sold.

  We are subject to risks related to the retail business that are applicable to our licensees.

        There are numerous risks and other factors applicable to the businesses of retailers (including our licensees) that can impact the sale of products that bear our brands. Any decline in sales by one or more of our licensees can adversely affect our revenues.

Factors that may adversely affect our licensees and their sales of products bearing our brands include the following, among others: (i) weather, environmental or other conditions that may impact consumer shopping activity in retail stores; (ii) consumer preferences regarding fashion trends and styles, which can be region-dependent and subject to rapid and significant fluctuations; (iii) consumer preferences regarding where to shop; (iv) the growth of online shopping and the ability of our licensees to market and sell our branded products through these avenues; (v) changes in the availability or cost of capital in light of the financial condition and capital requirements of our licensees; (vi) shifts in the seasonality of shopping patterns; (vii) declining retail prices; (viii) labor strikes or other interruptions that impact supply chains and transport vendors, such as the recent labor strikes impacting ports in California and the Pacific Northwest and products that move through these channels; (ix) the impact of excess retail capacity; (x) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (xi) material acquisitions or dispositions; (xii) investments in new business strategies; (xiii) the success or failure of significant new business ventures or technologies; (xiv) actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; (xv) security breaches; (xvi) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events; and (xvii) the other risks discussed in this Item 1A. For example, we believe that sales of Cherokee branded products at Target in the United States after the fourth quarter of Fiscal 2014 were adversely impacted following Target's announcement of unauthorized access to payment card data in U.S. stores, which resulted in fewer revenues to Cherokee than we otherwise may have received from Target absent such announcement.

  We rely on the accuracy of our licensees' retail sales reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported.

        Most of our revenues are generated from retailers who license our brands for manufacture and sale of products bearing our brands in their stores and on their websites. Under our existing agreements, these licensees pay us licensing fees based in part on the retail value of products sold. We rely on our licensees to accurately report the retail sales in collecting our license fees, preparing our financial reports, projections and budgets, and directing our sales and marketing efforts. All of our license agreements permit us to audit our licensees. If any of our licensee reports understate the retail sales of products they sell, we may not collect and recognize revenues to which we are entitled, or may endure significant expense to obtain compliance.

  Our business is dependent on the success of our Direct to Retail licensing model.

        In Direct to Retail licensing, we grant retailers a license to use our trademarks on certain categories of merchandise. In many cases, the licensee is responsible for designing and manufacturing the merchandise, although we typically collaborate with our licensees' product development staff and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks. Over the past two decades, the Direct to Retail licensing model has become more widely accepted by many retailers worldwide, and our business plan is largely based on the continued success of this model with our current licensees and with new retailers we may solicit to license our brands in new territories and additional product categories as we seek to expand our business. Although we believe there are increasing trends towards consolidation of retailers and de-emphasis on the manufacture of private label merchandise, which would support the growth of our Direct to Retail licensing model, this belief may turn out to be wrong. If our current or potential future retail licensees do not perceive our Direct to Retail licensing model to be advantageous to them, then they may move away from this model and instead embrace alternatives, such as purchasing from wholesalers or manufacturing private label products. Such a change in perception could occur for a variety of reasons, including reasons based on retailers' beliefs or expectations that do not turn out to be accurate.

If our Direct to Retail licensing model ceases to be attractive to retailers, then we would be unable to continue to pursue our business plan and our financial condition and prospects would be severely harmed.

  Our business is largely dependent on royalties from Target.

        Royalty revenues from our Cherokee brand at Target accounted for greater than 40% of our consolidated revenues during each of Fiscal 2015, Fiscal 2014, and Fiscal 2013. We could suffer substantially decreased royalty revenues and cash flow if Target were to reduce its sales of Cherokee branded products, even if Target continues to pay the minimum annual royalty of $10.5 million required under our license agreement with Target. For instance, in January 2015, Target announced the discontinuation of its operations in Canada. Moreover, any further limitations of Target's operations could severely reduce its sales of products bearing our brands and its royalty payments to us. Replacing the royalty payments received from Target would be a significant challenge and we might not be successful in doing so, and the termination of this license agreement, which currently extends through January 31, 2017, would have a material adverse effect upon our revenues and cash flow. In addition, in September 2012 we expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the Liz Lange brand, which we assumed in connection with our acquisition of assets related to such brand. We further expanded our relationship with Target in connection with our January 2013 acquisition of rights to the Cherokee brand in the category of school uniforms. We acquired the Liz Lange brand as well as our rights to the Cherokee brand for the school uniforms category in part based upon our expectation that revenues from Target for this brand and the school uniforms category will grow in future periods, although such revenue growth may never occur. As a result of our reliance on Target, our continued success is dependent on various factors affecting Target's business, including, for example, perceptions of Target by consumers in the United States. For example, we believe that sales of Cherokee branded products at Target in the United States after the fourth quarter of Fiscal 2014 were adversely impacted following Target's announcement of unauthorized access to payment card data in U.S. stores.

  Revenues from our Hawk and Tony Hawk brands depend entirely on Kohl's.

        In January 2014, we acquired the Hawk and Tony Hawk brands from Quiksilver, Inc. Concurrently with this acquisition, we entered into a retail license agreement with Kohl's , pursuant to which Kohl's is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States. We agreed to this exclusive license in part based upon our expectation that revenues from Kohl's for such brands will grow in future periods, although this expectation may turn out to be wrong and such revenue growth may never occur beyond the $4.8 million minimum annual royalty guaranteed under the license agreement.

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

        Our performance is subject to worldwide economic conditions and its corresponding impact on levels of consumer spending, which may affect our licensees' sales. It is difficult to predict future levels of consumer spending and any such predictions are inherently uncertain. Many factors affect the level of consumer spending in the apparel industries, including, among others, prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of economic uncertainty, we may not be able to maintain or increase our revenues. As a result, our operating results may be materially affected by trends in the United States or global economy.

        The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of apparel, footwear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines. As a result, the risks associated with our business are generally more acute during periods of economic slowdown or recession. In addition to decreased consumer spending generally, these periods may be accompanied by decreased demand for, or additional downward pricing pressure on, the products carrying our brands. Accordingly, any prolonged economic slowdown or a lengthy or severe recession with respect to either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.

  We are subject to additional risks associated with our international licensees.

        We market and license our brands outside the United States. Many of our licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees. During Fiscal 2015, greater than 30% of our revenues were derived from our international licensees. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees; (iv) competition from foreign companies; (v) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (vi) less effective and less predictable protection and enforcement of our intellectual property; (vii) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (viii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (ix) potentially adverse tax consequences; and (x) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

        Additionally, and because the majority of our international revenue is denominated in U.S. dollars, fluctuations in the value of the U.S. dollar relative to the foreign currencies of our international licensees' operations may negatively impact our royalty revenues. The main foreign currencies we encounter in our operations are the Mexican Peso, the EURO, the Great British Pound, the South African Rand, the Japanese Yen, the Chinese Yuan, and the Canadian Dollar. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

        We hold various trademarks for our brands, including Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout and Carole Little and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in numerous other countries and we also hold trademark applications for these brands in a number of other countries, although the laws of many countries may not protect our intellectual property rights to the same extent as the laws of the United States. These actions taken by us to establish and protect our trademarks and other proprietary rights might not prevent imitation of our products, infringement of our intellectual property rights by unauthorized parties or other challenges to our intellectual property ownership, or prevent the loss of licensing revenue or other damages caused thereby. If any of these events occurs, our business prospects, financial condition, results of operations and liquidity could be materially harmed. In the future, we may be required to assert infringement claims against third parties, and one or more parties may assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor. Further, if any adverse ruling in any such matter occurs, any resulting limitations in our ability to market or license our brands could have a material adverse effect on our business, financial condition and results of operations.

  We may become involved in other litigation and administrative proceedings that may materially affect us.

        From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations, audits and proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any of these actions could have a material adverse effect on our business, results of operations or financial condition.

  We are dependent on our key management personnel.

        Our success is highly dependent upon the continued services of our key executives, including, Henry Stupp, our Chief Executive Officer and a member of our Board or Directors, Howard Siegel, our President and Chief Operating Officer, and Jason Boling, our Chief Financial Officer. We have a limited number of employees and Mr. Stupp's and our other executives' leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Stupp or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

  We may encounter difficulties in connection with acquisitions or other strategic transactions and we may not realize the expected benefits from these transactions.

        We regularly evaluate opportunities to acquire or represent new brands. During the past three years, we have consummated three such acquisitions: our acquisition of the Liz Lange brands in September 2012; our acquisition of various rights to the Cherokee brand in the category of school uniforms in January 2013; and our acquisition of the Hawk and Tony Hawk signature apparel brands in January 2014. In addition, in February 2013, we commenced a relationship with Alessandra Ambrosio to market and represent her brand àle by alessandra. We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio of products and services or expand the breadth of our markets. Our history of acquiring and integrating acquisitions is limited, and we may not be successful in realizing the expected benefits from an acquisition. Future success depends, in part, upon our ability to manage an expanded portfolio of brands, which could pose substantial challenges for management. Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating the brands; (ii) significant future charges relating the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) diversion of management's attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; and (viii) risks associated with entering markets in which we have no or limited prior experience. Accordingly, our recent acquisitions as well as any future transaction that we pursue could have a material adverse effect on our business, results of operations, financial condition and prospects.

        In addition, future acquisitions may also require us to obtain additional equity or debt financing, which may not be available when needed, on favorable terms or at all. If we finance future acquisitions or other strategic transactions by issuing equity or convertible debt securities, our existing stockholders would be diluted. If we finance future acquisitions or other strategic transactions by issuing debt, we may become over-levered and our ability to operate the Company may be restricted by the agreements governing the debt. In addition, we may experience or incur contingent liabilities, amortization expenses or write-offs of goodwill or trademarks in connection with such transactions. Any of these effects could harm our operating results or financial condition.

  We have incurred a significant amount of indebtedness to pay the cash consideration for our recent acquisitions. Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

        In order to fund our acquisition of the Liz Lange brands, we entered into a credit facility with JPMorgan on September 4, 2012. We initially increased the size of our credit facility on January 31, 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms category. We further increased the size of our credit facility on January 10, 2014 in connection with our acquisition of various assets related to the Hawk and Tony Hawk signature apparel brands.

        The size of our credit facility currently totals $37.6 million, of which approximately $25 million was outstanding as of January 31, 2015, and is evidenced by (i) two five -year term notes, which were issued on January 31, 2013 and January 10, 2014 in the principal amounts of $16.6 million and $19 million, respectively, and (ii) a three -year revolving line of credit, pursuant to which we may borrow up to $2 million in principal.

Our indebtedness under the credit facility could adversely affect our operations and liquidity, by, among other things: making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; causing us to use a larger portion of our cash flow to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, product development and capital expenditures and other business activities; making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures and other general corporate purposes.

        In addition, the terms of our indebtedness contain various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain JPMorgan's consent before we can: (i) incur additional indebtedness, (ii) consummate acquisitions, mergers or consolidations, (iii) issue any equity securities other than pursuant to our employee equity incentive plans or programs, or (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. The credit facility also imposes financial covenants, including a minimum "fixed charge coverage ratio" of at least 1.2 to 1.0 and a limitation of our "senior funded debt ratio" to not exceed a ratio equal to (i) 2.25 to 1.00 through our fiscal quarter ending January 31, 2016, and (ii) 2.00 to 1.00 thereafter. Further, as collateral for the credit facility, we granted a security interest in favor of JPMorgan in all of our assets (including trademarks), and our indebtedness is guaranteed by Cherokee's wholly owned subsidiaries. In the event of a default under the credit facility, JPMorgan has the right to terminate its obligations under the credit facility, accelerate the payment on any unpaid balance of the credit facility and exercise its other rights including foreclosing on our assets under the related security agreements. Our failure to comply with the terms of our indebtedness could result in a material adverse effect to our business, including our financial condition and our liquidity.

  Our future capital needs may be uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

        Our capital requirements in future periods may be uncertain and could depend upon many factors, including: acceptance of, and demand for, our brands; the costs of developing new brands; the extent to which we invest in new brands; the number and timing of acquisitions and other strategic transactions; the costs associated with our expansion, if any; and the costs of litigation and enforcement activities to defend our trademarks. In the future, we may need to raise additional funds, and such funds may not be available when needed, on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders, and if we incur additional debt to raise funds, we may become over-levered and our ability to operate the Company may be restricted by the agreements governing the debt. Moreover, we may incur substantial costs in pursuing future capital transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. If we cannot raise funds when needed and on acceptable terms, or at all, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations, and financial condition.

  Our strategic and marketing initiatives may not be successful.

        In recent periods, we have invested significant funds and management time in furtherance of our global strategic and marketing initiatives, which are designed to strengthen our brands, assist our licensees in generating increased sales of Cherokee branded products and products bearing our other brands and build value for our stockholders over the long term. We expect to continue and, in some cases, expand such initiatives in future periods. While we are hopeful that our efforts in executing on these initiatives will expand our business and build stockholder value over the long term, we may not be successful in doing so and such initiatives may not result in the intended benefits. Any failure by us to execute on our strategic initiatives, or the failure of such initiatives to cause our revenues to grow, could have a materially adverse impact on our operating results and financial performance.

  We may not pay dividends regularly or at all in the future.

        The determination regarding the payment of dividends is subject to the discretion of our Board of Directors, and there we may not pay any dividends in future periods, whether or not we generate sufficient cash to do so. In addition, pursuant to our credit facility with JPMorgan, we are prohibited from paying dividends without JPMorgan's consent and in the event that we would be in violation of our covenant regarding our "fixed charge coverage ratio" after giving effect to any proposed dividend or are otherwise then in default of such agreement.

  We must successfully maintain and/or upgrade our information technology systems.

        We rely on various information technology systems, including our Enterprise Resource Planning system, to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

  Our business and operations would suffer in the event of cybersecurity and other system failures.

        Despite the implementation of security measures, our internal computer systems and those of our licensees are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Although we have not experienced any such cybersecurity or system failure, accident or breach to date, some of our licensees, including Target, have experienced such events. If such an event were to occur to our internal systems, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, loss of or damage to our data or applications, inappropriate disclosure of confidential or proprietary information, or the incurrence of other material liabilities. If additional such events were to occur to our licensees' systems, our royalty revenues could be reduced or disrupted due to decreased sales of our branded products as a result of reputational damage or diversion of costs and other resources from selling products bearing our brands. Any of these events could severely harm our business, results of operations and prospects.

  The trading price of our stock may be volatile and shares of our common stock are relatively illiquid.

        The trading price of our common stock is likely to be subject to fluctuations as a result of various factors impacting our business, including (i) our financial results, (ii) announcements by us, our retail partners or by our competitors, as applicable, regarding or affecting the retail environment either domestically or internationally, our existing license agreements, our existing brand representations, new license agreements, new brand representations or acquisition, strategic alliances or other transactions, (iii) recruitment or departure of key personnel, (iv) changes in the estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock, and (v) market conditions in the retail industry and the economy as a whole.

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

        Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of "blank check" preferred stock, without action by our stockholders. Subject to the approval of JPMorgan pursuant to our credit facility, such shares of preferred stock may be issued on terms determined by our Board of Directors in its discretion, and may have rights, privileges and preferences superior to those of our common stock. For instance, such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock, could have superior voting or conversion rights, which could adversely affect the voting power of the holders of our common stock, or could have other terms that negatively impact the voting control or other rights of our common stockholders. Additionally, the ownership interest of holders of our common stock would be diluted following the issuance of any shares of our preferred stock.

  Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

        We are subject to income taxes in the United States. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities, where these authorities may evaluate and disagree with our judgments regarding our tax provisions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business.

  We previously identified material weaknesses in our internal control over financial reporting which could, if repeated, result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has previously identified material weaknesses in our internal control over financial reporting as of the end of Fiscal 2013 and during the first three quarters of Fiscal 2014. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. During Fiscal 2014, we developed and implemented a remediation plan that was designed to address these material weaknesses. While we believe our remedial measures have sufficiently addressed our previously identified material weaknesses, it is possible that additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future. In this case, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and litigation.

In addition, while we believe we have strengthened our controls and procedures, our current controls and procedures may not be adequate in future periods to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude in future periods that our internal control over financial reporting is effective in ensuring the reliability of our financial reports. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information and the market price of our common stock could decline significantly. Moreover, our reputation with lenders, retailers, investors, securities analysts and others may be adversely affected.

  Compliance with changing securities laws, regulations and financial reporting standards will increase our costs and pose challenges for our management team.

        Existing, changing and new laws, regulations, listing requirements and other standards relating to corporate governance and public disclosure create uncertainty for public companies and significantly increase the costs and risks associated with operating as a publicly traded company in the United States. Our management team devotes significant time and financial resources to comply with existing and evolving standards for public companies. Further, the SEC has passed, promulgated and proposed new rules on a variety of subjects including, for example, with respect to the preparation and filing of our financial statements. The existence of new and proposed laws and regulations relating to our financial reporting or that impose additional or more stringent compliance requirements on us could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in order to comply with existing and any new or additional requirements, we may need to add additional accounting staff, engage consultants or change our internal practices, standards and policies, which could significantly increase our costs and divert the time and attention of our management team away from revenue generating activities. Notwithstanding our efforts, it is possible in future periods that our financial and other public reporting may not be considered timely, accurate or complete. If reporting delays or errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, which could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information and other public disclosures, and could materially and adversely affect the market price of our common stock.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        We lease an 11,399 square foot office facility in Sherman Oaks, California, which serves as our corporate headquarters. The current term of this lease ends on November 1, 2016, subject to our option to renew for an additional five-year term, for which we would need to give written notice no later than nine months prior to the date that the option period would commence. Our monthly base rent under this lease is currently $25,742. We also lease a 3,440 square foot office facility in Minneapolis, Minnesota. The current term of this lease ends on June 30, 2018, subject to our option to renew for an additional three-year term, for which we would need to give written notice no less than twelve months prior to the expiration of the current term. Our current monthly base rent under this lease is $3,727. Both the Sherman Oaks and Minneapolis lease agreements include provisions allowing for early termination under certain conditions. We also lease a 2,032 square foot office facility in Huntington Beach, California. The current term of this lease ends on August 14, 2019, subject to our option to renew for an additional five-year term. Our current monthly base rent under this lease is $2,552.

Item 3.    LEGAL PROCEEDINGS

        From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that could harm our business. We are not currently aware of any such legal proceedings or claims to which we or our wholly owned subsidiaries are a party that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

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

	High	Low	Dividends Declared	Cash Dividends Paid
Fiscal 2014
Quarter ended May 4, 2013	$14.73	$12.42	$0.10	$0.10
Quarter ended August 3, 2013	13.97	12.53	—	0.10
Quarter ended November 2, 2013	13.83	11.75	0.20	0.10
Quarter ended February 1, 2014	14.90	13.14	—	0.10
Fiscal 2015
Quarter ended May 3, 2014	$15.00	$12.95	$0.05	—
Quarter ended August 2, 2014	17.12	13.10	0.05	$0.05
Quarter ended November 1, 2014	19.53	14.77	—	0.05
Quarter ended January 31, 2015	21.01	16.46	—	—

        On April 10, 2015, the latest sale price for our common stock, reported on the Nasdaq Global Select Market, was $19.89 per share. As of April 10, 2015, the approximate number of stockholders of record of our common stock was 80. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

        In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee's financial condition, results of operations, cash flow, capital requirements, compliance with our credit facility with JPMorgan and other factors deemed relevant by our Board of Directors. See Note 9 to our consolidated financial statements included in this Annual Report for more information about the restrictions on dividends contained in the credit facility with JPMorgan.

Common Stock Performance

        Due to the nature of our business, we do not believe that a comparable peer group of publicly-traded licensing companies exists; hence, we compared the return on investment in our common stock to the S&P 100-LTD and NASDAQ Composite Index.

        The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the S&P 100 Stock Index for the period commencing January 30, 2010 and ending on January 31, 2015. The data set forth below assumes the value of an investment in our common stock and each Index was $100 on January 30, 2010. The data set forth below also assumes the reinvestment of all dividends. The stock performance shown on the graph below should not be considered indicative of future stock price performance.

 Comparison of Total Return
Since January 30, 2010
Among Cherokee, the NASDAQ Composite Index and the S&P 100-LTD

	FY 2010 1/30/2010	FY 2011 1/29/2011	FY 2012 1/28/2012	FY 2013 2/2/2013	FY 2014 2/1/2014	FY 2015 1/31/2015
Cherokee Inc.	100.00	122.57	73.15	105.02	106.18	141.93
NASDAQ Composite Index	100.00	126.31	133.72	152.92	200.01	228.61
S&P 100 Stock Index	100.00	118.83	125.74	147.54	174.85	198.27

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 2015

Recent Sales of Unregistered Securities

        During Fiscal 2015, we did not sell or offer to sell any securities that were not registered under the Securities Act of 1933, as amended.

Item 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial information has been taken or derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Consolidated Financial Statements and Supplementary Data".

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013	Year Ended January 28, 2012	Year Ended January 29, 2011
	($ In Thousands Except Per Share Data)
Income Statement Data:
Net revenues	$34,968	$28,614	$26,558	$25,604	$30,777
Selling, general and administrative expenses	18,648	17,630	13,973	13,575	16,397
Amortization of trademarks	932	995	1,491	1,371	1,474

Operating income	15,388	9,989	11,094	10,658	12,906
Interest expense	(854)	(520)	(240)	(252)	—
Interest income	—	2	18	25	13

Income before income taxes	14,534	9,471	10,872	10,431	12,919
Income tax expense	4,714	3,397	4,039	2,921	5,200

Net income	$9,820	$6,074	$6,833	$7,510	$7,719

Basic earnings per share	$1.17	$0.72	$0.81	$0.89	$0.87
Diluted earnings per share	$1.15	$0.72	$0.81	$0.89	$0.87
Cash dividends declared per share	$0.10	$0.30	$0.60	$0.80	$1.52

	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Balance Sheet Data:
Working capital	$6,293	$694	$3,425	$9,661	$2,793
Total assets	58,660	54,111	33,652	20,961	27,183
Long term debt	17,836	25,144	13,228	6,438	—
Stockholders' equity	29,837	17,899	13,526	10,751	11,033

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes contained in this annual report on Form 10-K (the "Annual Report"). In addition to historical information, the following discussion and analysis contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including, among others, the risks described in Item 1A, "Risk Factors" and elsewhere in this Annual Report.

        As used in this discussion and analysis, "Cherokee", the "Company", "we", "us" and "our" refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, "Fiscal 2015" refers to the fiscal year ended January 31, 2015; "Fiscal 2014" refers to the fiscal year ended February 1, 2014; and "Fiscal 2013" refers to the fiscal year ended February 2, 2013.

        We have a 52- or 53- week fiscal year ending on the Saturday nearest to January 31, which aligns us with our retail licensees who generally also operate and plan using such a fiscal year. This results in a 53- week fiscal year approximately every four or five years. Each of Fiscal 2015, Fiscal 2014 and Fiscal 2013 was a 52-week, 52-week and 53-week fiscal year, respectively. Certain of our international licensees report royalties to us for quarterly and annual periods that may differ from ours. We do not believe that the varying quarterly or annual period ending dates from our international licensees have a material impact upon our reported financial results, as these international licensees maintain comparable annual periods in which they report retail sales and royalties to us on a year-to-year basis.

Overview

        Cherokee is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little and àle by alessandra brands and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, home and accessories. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We enter into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them our proprietary 360-degree turn-key solution. Cherokee provides its licensees with a proprietary 360-degree turn-key solution that seamlessly integrates with the DTR model. Our retail-responsiveness process and 360-degree unique value proposition have allowed for Cherokee to address the growing power of the consumer and the present and future needs of the retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that are constantly being measured, evaluated and incorporated into our 360-degree turn-key solution, we believe Cherokee has become a key strategic partner to our licensees. We refer to this strategy as our "Direct to Retail" or "DTR" licensing model. As of January 31, 2015, we had thirty-one continuing license agreements covering both domestic and international markets, fourteen of which pertained to the Cherokee brand.

        We derive revenues from licensing our trademarks to retailers all over the world. Our current retail licensee relationships cover over fifty countries and nearly 7,000 retail stores and online businesses and include relationships with Target, Kohl's, RT Mart, Comercial Mexicana, TJ Maxx, Nishimatsuya and Argos. Our two most significant licensees are Target Corporation ("Target") and Kohl's Illinois, Inc. ("Kohl's").

Major Factors Affecting Our Performance

Terms of Royalty Arrangements

        Generally, royalty rates for our Direct to Retail license agreements vary as a percentage of the retailer's net sales of licensed products. In some cases, royalty rates are calculated based upon a fixed percentage of product sales. In other cases, including with Target and Kohl's, we have license agreements that provide for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales of merchandise in certain product categories are achieved during each fiscal year. The royalty rate reductions do not apply retroactively to the applicable licensee's retail sales since the beginning of the year, but rather apply only to sales made during the applicable fiscal year subsequent to the achievement of the specified sales volume. For example, the amount of royalty revenue earned by us from Target in any quarter is dependent not only on Target's retail sales of Cherokee branded products in the U.S. in that quarter, but also on the royalty rate then in effect after considering Target's cumulative level of retail sales for certain Cherokee branded products in the U.S. for the fiscal year. As a result, for such license agreements, our royalty revenues as a percentage of our licensees' retail sales are typically highest at the beginning of each fiscal year and decrease if and when certain retail sales thresholds are met. Historically, this has caused our first quarter to be our highest revenue and profitability quarter and our fourth quarter to be our lowest revenue and profitability quarter. However, such historical patterns and seasonal trends may vary significantly in future periods, depending upon retail sales volumes achieved in each quarter by Target and Kohl's, the revenues we receive from Target and our other licensees that are not subject to reduced royalty rates based upon cumulative sales, and the terms of any new license agreements.

        The terms of our royalty arrangements vary for each of our licensees. In most cases we require the licensee to guarantee a minimum royalty. These minimum royalty guarantees require our licensees to pay us a minimum royalty each year. In the case of Target, its minimum annual guaranteed royalty was $10.5 million for Fiscal 2014 and Fiscal 2015, and in the case of Kohl's, its minimum annual guaranteed royalty was $4.8 million for Fiscal 2015.

        As of January 31, 2015, we had contractual rights to receive $60 million forward-facing minimum royalty revenues over the next several years, excluding any revenues that may be guaranteed in connection with contract renewals. Our rights to such contractual minimums are primarily the result of our recent extension of our license agreement with Target for our Cherokee brand, which extends through January 2017, and our license agreement with Kohl's for the Hawk and Tony Hawk brands, which extends through January 2018.

Performance of Our Licensees

        Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent. However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period-to-period fluctuations in retail sales of our branded products by our licensees in the specific territories in which they operate. As a result, and except as noted elsewhere in the comparisons of our three most recently completed fiscal years, we do not have sufficient information to determine the effects on our operations of changes in price, volume or mix of products sold by our licensees. See Item 1A, "Risk Factors".

Expansion of Brands and Brand Presence

        We regularly evaluate opportunities to acquire or represent new brands. In September 2012, we acquired the Liz Lange brand, which is among the most recognized maternity brands sold throughout North America, and the associated Completely Me by Liz Lange women's sportswear brand, for aggregate acquisition consideration of $14.0 million. In January 2013, we acquired additional rights to the Cherokee brand in the category of school uniforms for aggregate acquisition consideration of $4.25 million, which expanded our overall product offering. In January 2014, we acquired the Hawk and Tony Hawk signature apparel brands for aggregate acquisition consideration of $19.0 million, which expands our presence in department store and specialty channels of distribution. In addition, in February 2013, we commenced a relationship with Alessandra Ambrosio to market and represent her brand àle by alessandra. We also regularly evaluate opportunities to expand our current brands into new geographic markets. We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio of products and services or expand the breadth of our markets. See Item 1A, "Risk Factors".

Foreign Currency Exchange Translation

        Because the majority of our international revenue is denominated in U.S. dollars, fluctuations in the value of the U.S. dollar relative to the foreign currencies of our international licensees' operations may impact our royalty revenues. The main foreign currencies we encounter in our operations are the Mexican Peso, the EURO, the Great British Pound, the South African Rand, the Japanese Yen, the Chinese Yuan and the Canadian Dollar. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

        Additionally, we generally record the sales of our international licensees in U.S. dollars, and our disclosure related to the sales of such licensees throughout this Annual Report is denominated in U.S. dollars unless otherwise noted. In arriving at such denominations, we receive a schedule of retail sales on a monthly and/or quarterly basis from each of our licensees which are denominated in the applicable foreign currency. These amounts are then converted by us to U.S. dollars using the appropriate exchange rate for the purpose of disclosing all retail sales in U.S. dollars. For all periods presented in this Annual Report, we do not consider the period-to-period fluctuations in foreign currency exchange rates to have had a significant effect on the accuracy of the U.S. dollar-denominated figures presented in this Annual Report.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation and stock-based compensation. Management bases its estimates on historical and anticipated results, trends and on various other assumptions that are believed to be reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

        Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

        Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectability is reasonably assured. Royalty agreements that account for the majority of our historical revenues are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by our licensees. Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data after required sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year, and as a consequence such royalty rate reductions do not impact previously recognized royalty revenue.

        We are responsible for the licensing and enforcement of our intellectual property and for pursuing third parties that are utilizing our assets without a license or who have under-reported the amount of royalties owed under a license agreement with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts due from licensees will be recognized as appropriate. We consider revenue recognition to be a critical accounting policy because if the recognition policy or criteria were to change in the future, it could have a material impact on our results of operations.

Deferred Taxes

        Deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies. We consider this to be a critical accounting policy because when we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, which could have a material impact on our results of operations.

        We account for uncertainty in income taxes recognized in our financial statements in accordance with authoritative guidance, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. A tax position is to be initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are to be initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

Impairment of Long-Lived Assets

        We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with authoritative guidance, which generally requires management to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. We consider this to be a critical accounting policy because if those estimates or related assumptions change in the future, we may be required to record impairment charges for such assets, which could have a material impact on our results of operations. To date there has been no impairment of intangible assets or long-lived assets for continuing operations.

Contingencies and Litigation

        We evaluate contingent liabilities, including threatened or pending litigation, in accordance with authoritative guidance and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. Management makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Stock-Based Compensation

        We account for equity awards in accordance with authoritative guidance, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values.

        The fair value of stock options and other stock-based awards is estimated using option valuation models. These models require the input of subjective assumptions, including expected stock price volatility, risk free rate, dividend rate, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the graded amortization method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated income statements. We consider this to be a critical accounting policy because if any of the estimates above require significant changes, these changes could result in fluctuating expenses that could have a material impact on our results of operations.

  Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued new guidance relating to revenue from contracts with customers that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal periods beginning after December 15, 2016. The anticipated impact of the adoption of this guidance on our financial statements is still being evaluated.

        In August 2014, the Financial Accounting Standards Board issued authoritative guidance that requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016. The adoption of this guidance is not expected to impact the Company's consolidated financial statements or related disclosures.

        In February 2015, the Financial Accounting Standards Board issued authoritative guidance which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal periods beginning after December 15, 2015, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The adoption of this guidance is not expected to impact the Company's consolidated financial statements or related disclosures.

Results of Operations

        The following table sets forth certain of our consolidated financial data for the periods indicated. Historical results are not necessarily indicative of results in the current period or in future periods.

(amounts in thousands)	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Royalty revenues	$34,968	$28,614	$26,558
Selling, general, administrative	19,580	18,625	15,464

Operating income	15,388	9,989	11,094
Interest income (expense) and other income, net	(854)	(518)	(222)
Income tax provision	4,714	3,397	4,039

Net income	$9,820	$6,074	$6,833

Fiscal 2015 Compared to Fiscal 2014

Revenues

        In Fiscal 2015, our revenues totaled $35.0 million, compared to $28.6 million in Fiscal 2014. Revenues for Fiscal 2015 and Fiscal 2014 were primarily generated from licensing our trademarks to retailers and, to a lesser extent, to wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The increase in revenues of $6.4 million between periods is primarily attributable to royalties for our recently acquired Hawk and Tony Hawk brands and royalties from our international Cherokee licensees.

        Our Cherokee brand accounted for approximately 76% and 86% of our aggregate royalty revenues in Fiscal 2015 and Fiscal 2014, respectively. Total worldwide retail sales of merchandise bearing the Cherokee brand totaled $381.0 million and $397.1 million in the fourth quarters of Fiscal 2015 and Fiscal 2014, respectively. For Fiscal 2015, total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $1.4 billion, versus $1.4 billion in total retail sales reported for Fiscal 2014.

        Because we do not have direct oversight over our licensees, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given period. Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products and Hawk and Tony Hawk branded products in various product categories in the U.S., we expect that our first quarter will continue to be our highest revenue and profitability quarter and our fourth quarter will continue to be our lowest revenue and profitability quarter.

        The following table sets forth our revenues by brand for Fiscal 2015 and Fiscal 2014.

	Fiscal 2015		Fiscal 2014
(dollar amounts in thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Cherokee Brand Royalty Revenues	$26,506	76%	$24,647	86%
Hawk Brand Royalty Revenues	4,946	14%	438	2%
Liz Lange Brand Royalty Revenues	2,767	8%	2,809	10%
All Other Brand Revenues	749	2%	720	2%

Total Royalty Revenue	$34,968	100%	$28,614	100%

Geographic Revenues

        The following table sets forth our geographic licensing revenues for Fiscal 2015 and Fiscal 2014.

	Fiscal 2015		Fiscal 2014
(amounts in thousands, except percentages) Geographic Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
U.S. and Canada	$24,397	70%	$20,085	70%
Latin America	3,057	9%	2,699	9%
United Kingdom and Europe	1,636	5%	1,234	4%
Asia	3,564	10%	2,751	10%
All others	2,314	6%	1,845	7%

Total Royalty Revenues	$34,968	100%	$28,614	100%

  U.S. and Canada

        Target.    As of the end of Fiscal 2015, Target had approximately 1,780 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were flat in Fiscal 2015 and Fiscal 2014, at approximately $1.1 billion. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products in certain product categories in the U.S. during each fiscal year. Target also pays fixed royalty rates for Target's sales of Cherokee branded products in Canada (until January 2015, when Target announced its decision to discontinue its operations in Canada), sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and sales of Cherokee branded products in the category of school uniforms. We do not expect the closure of Target's Canada stores to have a material impact on our revenues in future periods. We are currently considering other retail licensing options for our Cherokee branded products in Canada.

        In addition, in September 2012 we assumed a separate multi-year license agreement with Target in connection with our acquisition of the Liz Lange brand, pursuant to which Target pays a fixed percentage of net sales of its products bearing such brand in the U.S.

        Commencing with Fiscal 2014, the minimum annual royalty amount applicable to our license agreement with Target for the Cherokee brand is $10.5 million, which applies to all sales of Cherokee branded products in the U.S. and, until January 2015, Canada, other than school uniforms, which are subject to a separate minimum annual royalty of $0.8 million. In Fiscal 2015, Target reached the guaranteed minimum annual royalty amount of $10.5 million during the third quarter of Fiscal 2015.

        Royalty revenues from our Cherokee brand at Target U.S., which excludes sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category were $15.0 million in Fiscal 2015 and $15.3 million in Fiscal 2014, which accounted for 43%, and 53%, respectively, of our consolidated revenues during such periods.

        Target's U.S. retail sales of Cherokee branded products during the fourth quarter of Fiscal 2015 totaled $314.1 million, compared to $317.2 million for the fourth quarter of Fiscal 2014, decreasing by approximately 1%. Royalty revenues from our Cherokee brand at Target U.S. were $2.5 million for the fourth quarter of Fiscal 2015 and $2.4 million for the fourth quarter of Fiscal 2014, increasing by approximately 3%. The revenues increased slightly between periods in spite of a slight decline in retail sales due to the declining royalty rate threshold being satisfied earlier in Fiscal 2014 than in Fiscal 2015.

        Kohl's.    As of the end of Fiscal 2015, Kohl's had approximately 1,162 stores in the United States. Kohl's pays royalty revenues to us based on a percentage of its sales of Hawk and Tony Hawk branded products pursuant to our license agreement with Kohl's. The license agreement is structured to provide royalty rate reductions for Kohl's after it has achieved certain levels of retail sales of Hawk and Tony Hawk branded products in certain product categories in the U.S. during each fiscal year. The minimum annual royalty amount applicable to our license agreement with Kohl's for the Hawk and Tony Hawk brands is $4.8 million, which applies to all sales of Hawk and Tony Hawk branded products in the U.S.

  United Kingdom and Europe

        Royalty revenues from sales of Cherokee branded products by Tesco, a former licensee, were $1.2 million for Fiscal 2015, compared to $0.8 million for Fiscal 2014. We terminated our license agreement with Tesco as of January 31, 2015. We have entered into a new license agreement with Argos, a subsidiary of Home Retail Group plc, to launch a broad assortment of Cherokee lifestyle products online, in catalog and in more than 750 Argos stores across the United Kingdom and Ireland in the fall of 2015.

  Latin America, Asia and Others

        Other international royalty revenues in Fiscal 2015 increased to $8.9 million from $7.3 million in Fiscal 2014, representing a 22% increase. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, and other territories.

        The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against an international licensee's foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar strengthened, the cumulative effect on our revenues of changes to applicable foreign currency exchange rates during Fiscal 2015 in comparison to Fiscal 2014 was an approximate $0.4 million decrease.

Selling, General and Administrative

        The following table sets forth additional detail information regarding the components for selling, general and administrative expenses for Fiscal 2015 and Fiscal 2014.

(amounts in thousands)	Year Ended January 31, 2015	Year Ended February 1, 2014
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$10,401	$7,446
Corporate expenses	3,997	6,462
Marketing expenses	1,618	1,292
Product development expenses	886	1,009
Non cash stock compensation	1,175	1,069
Depreciation and amortization	1,503	1,347

Total selling, general, administrative and amortization expenses	$19,580	$18,625

        Selling, general and administrative expenses, including amortization of trademarks, were $19.6 million for Fiscal 2015, compared to $18.6 million for Fiscal 2014, representing an increase of $1.0 million. The increase in expenses between periods is primarily due to expenses related to the marketing and design of the Hawk and Tony Hawk brands acquired in Fiscal 2014 and increased marketing expenses associated with our Cherokee brand, offset by a decrease in corporate expenses primarily due to approximately $1.0 million of expenses incurred in Fiscal 2014 related to professional services for the acquisition of Hawk and Tony Hawk, which did not recur, and approximately $1.0 million of professional and consulting fees, which did not recur, in Fiscal 2014 related to the identification and remediation of weaknesses in internal control identified in our annual report on Form 10-K/A for Fiscal 2013.

Interest and Other Income

        Our interest income for Fiscal 2015 was $0 million, compared to $0.02 million for Fiscal 2014. Our interest expense for Fiscal 2015 was $0.9 million compared to $0.5 million for Fiscal 2014. The increase in interest expense between periods was due to increased interest expense related to our increased debt, which was used to fund the acquisition of the Hawk and Tony Hawk brands in January 2014.

Tax Provision

        For Fiscal 2015, we recorded a tax provision of $4.7 million, compared to $3.4 million for Fiscal 2014. Our effective tax rate was 32% for Fiscal 2015 and 36% for Fiscal 2014. The difference in the effective tax rate for Fiscal 2015 in comparison to Fiscal 2014 was primarily due to the recognition of previously unrecognized tax benefits upon the conclusion during Fiscal 2015 of certain income tax examinations.

Net Income

        Our net income for Fiscal 2015 was $9.8 million, or $1.15 per diluted share, compared to a net income of $6.1 million, or $0.72 per diluted share, for Fiscal 2014.

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

        The following table sets forth our revenues by brand for Fiscal 2014 and Fiscal 2013.

	Fiscal 2014		Fiscal 2013
(dollar amounts in thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Cherokee Brand Royalty Revenues	$24,647	86%	$24,117	91%
Hawk Brand Royalty Revenues	438	2%	—	—
Liz Lange Brand Royalty Revenues	2,809	10%	1,022	4%
All Other Brand Revenues	720	2%	1,419	5%

Total Royalty Revenue	$28,614	100%	$26,558	100%

Geographic Revenues

        The following table sets forth our geographic licensing revenues for Fiscal 2014 and Fiscal 2013.

	Fiscal 2014		Fiscal 2013
(amounts in thousands, except percentages) Geographic Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
U.S. and Canada	$20,085	70%	$19,258	72%
Latin America	2,699	9%	2,072	8%
United Kingdom and Europe	1,234	4%	1,262	4%
Asia	2,751	10%	2,297	9%
All others	1,845	7%	1,669	7%

Total Royalty Revenues	$28,614	100%	$26,558	100%

  U.S. and Canada

        Target.    Target currently has approximately 1,780 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were slightly higher in Fiscal 2014 at approximately $1.1 billion. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products during each fiscal year with respect to Cherokee branded products in various product categories in the U.S. We have amended our agreement with Target to provide for fixed royalty rates for Target's sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and for sales by Target of Cherokee branded products in the category of school uniforms.

        In addition, in September 2012 we assumed a separate multi-year license agreement with Target in connection with our acquisition of the Liz Lange brands, pursuant to which Target pays a fixed percentage of net sales of its products bearing such brands in the U.S.

        Commencing with Fiscal 2014, the minimum annual royalty amount applicable to our restated license agreement with Target for the Cherokee brand is $10.5 million, which applies to all sales of Cherokee branded products in the U.S. and Canada other than school uniforms, which are subject to a separate minimum annual royalty of $0.8 million. In Fiscal 2014, Target reached the guaranteed minimum yearly royalty amount of $10.5 million in the three month period ended November 2, 2013. Because we do not have direct oversight over Target, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given future period.

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

        Target's U.S. retail sales of Cherokee branded products during the fourth quarter of Fiscal 2014 totaled $317.2 million compared to $344.5 million for the fourth quarter of Fiscal 2013, decreasing approximately 7.9%. Royalty revenues from our Cherokee brand at Target U.S. were $2.4 million for the fourth quarter of Fiscal 2014 and $2.8 million for the fourth quarter of Fiscal 2013, decreasing approximately 15%. We attribute the decrease in retail sales in the fourth quarter of Fiscal 2014 at Target largely due to the effects of Target's security breach, which occurred during the holidays and is believed to have deterred certain consumers from shopping at Target. Overall, Target's U.S. retail sales of Cherokee branded products during Fiscal 2014 were slightly higher than Fiscal 2013 and as a result, our royalty revenues from Target for Fiscal 2014 were higher than the royalty revenues reported in Fiscal 2013.

        Zellers.    Zellers' retail sales in Canada of merchandise bearing the Cherokee brand were $0 during the fourth quarter of Fiscal 2014 compared to $16.0 million for the fourth quarter of Fiscal 2013. For Fiscal 2014, Zellers' retail sales of Cherokee branded merchandise in Canada totaled $3.0 million, as compared to $101.6 million in Fiscal 2013. The decrease in Zellers' retail sales of Cherokee branded products is attributed to store closings. Revenues from Zellers totaled $0.1 million for Fiscal 2014 and $2.1 million for Fiscal 2013. Beginning in February 2013, the selling of Cherokee branded products in Canada has transitioned from Zellers to Target due to Zellers store closing. In January 2015, Target announced its decision to discontinue its operations in Canada.

  United Kingdom and Europe

        Tesco.    Tesco's retail sales of merchandise bearing the Cherokee brand, which for Fiscal 2014 included the United Kingdom, Ireland, the Czech Republic, Slovakia, Poland, Hungary and Turkey, totaled $4.4 million in the fourth quarter of Fiscal 2014, compared to $0.4 million for the fourth quarter of Fiscal 2013. For Fiscal 2014, Tesco's retail sales of Cherokee branded merchandise totaled $20.2 million, compared to $15.5 million in Fiscal 2013. We believe the increase in Tesco's retail sales is due to Tesco's re-launch of the Cherokee brand in March 2013. Royalty revenues from our Cherokee brand at Tesco were $0.2 million for the fourth quarter of Fiscal 2014 and $0.2 million for the fourth quarter of Fiscal 2013. Royalty revenues from our Cherokee brand at Tesco were $0.8 million for Fiscal 2014 and $0.7 million for Fiscal 2013. We terminated our license agreement with Tesco as of January 31, 2015.

  Latin America, Asia and others

        Other international royalty revenues in Fiscal 2014 increased to $7.3 million from $6.0 million in Fiscal 2013, representing a 21% increase. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, and other territories.

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

Selling, General and Administrative

        The following table sets forth additional detail information regarding the components for selling, general and administrative expenses for Fiscal 2014 and Fiscal 2013.

(amounts in thousands)	Year Ended February 1, 2014	Year Ended February 2, 2013
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$7,446	$5,196
Corporate expenses	6,462	4,426
Marketing expenses	1,292	1,991
Product development expenses	1,009	1,190
Non cash stock compensation	1,069	967
Depreciation and amortization	1,347	1,694

Total selling, general, administrative and amortization expenses	$18,625	$15,464

        Selling, general and administrative expenses, including amortization of trademarks, were $18.6 million for Fiscal 2014, compared to $15.5 million for Fiscal 2013, representing an increase of $3.1 million. Included in Fiscal 2014 are approximately $1.0 million of expenses related to professional services for the acquisition of Hawk and Tony Hawk, and approximately $1.0 million of professional and consulting fees related to the identification and remediation of weaknesses in internal control identified in our annual report on Form 10-K/A for Fiscal 2013 (our "Fiscal 2013 Annual Report"), which did not recur. These increases were partially offset by decreases in marketing and travel expenses. Other increases were primarily related to personnel costs required to further maximize the 360 degree licensing model, including the launch of Cherokee branded adult products at Target dotcom and the expansion of our brand portfolio into new territories, partially offset by decreases in marketing and travel expenses.

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

Liquidity and Capital Resources

Cash Flows

        On January 31, 2015, we had cash and cash equivalents of $7.6 million. On February 1, 2014, we had cash and cash equivalents of $3.6 million. On February 2, 2013, we had cash and cash equivalents of $2.4 million.

        During Fiscal 2015, cash provided by operations was $10.4 million, compared to $8.6 million in Fiscal 2014. We attribute this increase of $1.8 million in part to an increase of $3.7 million in net income. The other primary differences in cash provided by operations between Fiscal 2015 and Fiscal 2014 include: (i) a decrease in accounts payable of $0.5 million in Fiscal 2015, compared to an increase in accounts payable of $0.6 million in Fiscal 2014, which we attribute primarily to acquisition related expenses incurred in Fiscal 2014; (ii) an increase in tax receivable and payable of $0.8 million in Fiscal 2015, compared to a decrease of $0.6 million in Fiscal 2014; and (iii) stock-based compensation expense, including a tax effect, of $1.4 million in Fiscal 2015, compared to $0.8 million in Fiscal 2014.

        During Fiscal 2014, cash provided by operations was $8.6 million, compared to $9.8 million in Fiscal 2013. We attribute this decrease of $1.2 million in part to a decrease of $0.8 million in net income. The other primary differences in cash provided by operations between Fiscal 2014 and Fiscal 2013 include: (i) an increase in accounts payable of $0.6 million in Fiscal 2014, compared to an increase in accounts payable of $0.4 million in Fiscal 2013, which we attribute primarily to acquisition related expenses in Fiscal 2014; (ii) an increase in accounts receivable of $0.9 million in Fiscal 2014, compared to a decrease of $0.2 million in Fiscal 2013, which we attribute primarily to royalty revenue due for the Hawk and Tony Hawk brands; and (iii) stock based compensation expense, including a tax effect, of $0.8 million in Fiscal 2014, compared to $1.0 million in Fiscal 2013, which we attribute primarily to a tax shortfall from stock-based compensation in Fiscal 2014.

        During Fiscal 2015, cash used by investing activities was $0.6 million, compared to $19.7 million in Fiscal 2014 and $18.5 million in Fiscal 2013. In Fiscal 2015, cash used by investing activities consisted of capital expenditures on property and equipment and trademark registration and renewal costs. In Fiscal 2014, cash used by investing activities was comprised of $0.6 million of capital expenditures on office equipment and $19.1 million for our purchase of the Hawk and Tony Hawk brands and trademark registration and renewal fees for the Cherokee, Liz Lange, Sideout and Carole Little brands. In Fiscal 2013, cash used by investing activities was comprised of $0.5 million of capital expenditures on office equipment and $18.0 million for our purchase of the Liz Lange and Completely Me by Liz Lange brands, our acquisition of rights to the Cherokee brand in the school uniforms category and trademark registration and renewal fees for the Cherokee, Sideout and Carole Little brands.

        During Fiscal 2015, cash used in financing activities was $5.8 million, compared to cash received from financing activities of $12.3 million in Fiscal 2014. We had loan payments of $7.0 million in Fiscal 2015, compared to net borrowings of $15.7 million in Fiscal 2014. Proceeds from exercises of stock options were $1.9 million in Fiscal 2015, compared to $0.04 million in Fiscal 2014. During Fiscal 2015, our Board of Directors declared and paid a total of $0.8 million in dividends, compared to $3.4 million in dividends paid in Fiscal 2014.

        During Fiscal 2014, cash received from financing activities was $12.3 million, compared to cash provided by financing activities of $3.7 million in Fiscal 2013. We had net borrowings of $15.7 million in Fiscal 2014, compared to $9.6 million in Fiscal 2013. During Fiscal 2014, our Board of Directors declared and paid a total of $3.4 million in dividends, compared to $5.9 million in dividends paid in Fiscal 2013.

Credit Facility with JPMorgan

        On September 4, 2012, and in connection with our acquisition of the Liz Lange and Completely Me by Liz Lange brands, we entered into a credit facility with JPMorgan Chase ("JPMorgan"), which was amended on January 31, 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms category and on January 10, 2014 in connection with our acquisition of the Hawk and Tony Hawk brands. As of January 31, 2015, our borrowings under the credit facility totaled (i) approximately $9.7 million outstanding under a five-year term note issued in 2013 in principal amount of $16.6 million, (ii) approximately $15.5 million outstanding under a five-year term note issued in 2014 in principal amount of $19.0 million, and (iii) no amounts outstanding under a three-year revolving line of credit in the principal amount of $2.0 million. The terms of the credit facility include various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain JPMorgan's consent before we can: (i) incur additional indebtedness, (ii) consummate acquisitions, mergers or consolidations, (iii) issue any equity securities other than pursuant to our employee equity incentive plans or programs, or (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. The credit facility also imposes financial covenants that set financial standards we must maintain. Further, as collateral for the credit facility, we granted a security interest in favor of JPMorgan in all of our assets (including trademarks), and our indebtedness is guaranteed by our wholly owned subsidiaries. See Note 9 to our consolidated financial statements included in this Annual Report for additional details about our credit facility with JPMorgan.

Uses of Liquidity

        Our cash requirements through the end of Fiscal 2015 are primarily to fund our operations and working capital, to make payments of principal and interest under our credit facility with JPMorgan, at our discretion and subject to the terms of the credit facility, to repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, to fund capital expenditures. The declaration and payment of any future dividends or repurchases of our common stock are subject to negative covenants contained in our credit facility and, assuming the satisfaction or waiver by JPMorgan of such covenants, would be made solely at the discretion of our Board of Directors and would be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors. Additionally, should an established and marketable brand or similar equity property become available on favorable terms, we would consider using our liquidity to fund such an acquisition opportunity.

        The following table provides information related to our contractual cash obligations under various financial and commercial agreements as of January 31, 2015:

	Payments Due by Period(a)
(amounts in thousands) Contractual Obligations	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020 and thereafter	Total
Operating Leases(b)	$448	$329	$83	$53	$19	$932
Long-term debt(c)	$7,344	$7,344	$6,458	$4,117	—	$25,263
Interest on long-term debt(c)	$675	$455	$235	$81	—	$1,446

Total Contractual Cash Obligations	$8,467	$8,128	$6,776	$4,251	$19	$27,641

(a)
For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captioned "Fiscal 2016" starts on February 1, 2015 and ends on January 30, 2016.

(b)
Represents future minimum non-cancelable lease payments with respect to the lease of our office facilities in Sherman Oaks, California, Huntington Beach, California and Minneapolis, Minnesota and our equipment leases for the Sherman Oaks and Minneapolis office facilities. The lease for our Sherman Oaks office facility is set to expire on November 1, 2016, subject to our option to extend the lease for an additional five-year term. The lease for our Minneapolis office facilities is set to expire on June 30, 2018, subject to our option to extend the lease for an additional three-year term. The lease for our Huntington Beach office facilities is set to expire on August 14, 2019, subject to our option to extend the lease for an additional five-year term.

(c)
Represents future interest (based on current interest rate) and principal payments with respect to our credit facility with JPMorgan.

Sources of Liquidity

        We expect our primary sources of liquidity to be cash flow generated from operations, cash and cash equivalents currently on hand, and funds made available to us pursuant to the revolving line of credit issued by JPMorgan. We believe our cash flow from operations, together with our cash and cash equivalents currently on hand and access to funds pursuant to the revolving line of credit, will be sufficient to meet our working capital, capital expenditure and other commitments and otherwise support our operations for the next twelve months.

        We cannot predict our revenues and cash flow that will be generated from operations in future periods, and our revenues and cash flows could be materially lower than we expect. If our revenues and cash flows are lower than we anticipate, or if our expenses are higher than we anticipate, then we may not have sufficient cash available to fund our planned operations and we could fall out of compliance with the terms of our credit facility or our other contractual commitments. In that case, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. See Item 1A, "Risk Factors".

        As of January 31, 2015, we were not the guarantor of any material third-party obligations. As of January 31, 2015, we did not have any irrevocable repurchase obligations.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation and Changing Prices

        The rate of inflation over the past several years has not had a material effect on our revenues and profits. Since most of our future revenues will be based upon a percentage of sales by our licensees of products bearing our owned or represented trademarks, we do not anticipate that short-term future inflation will have a material impact, positive or negative, on future financial results.

Item 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

        Our market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest

        From time to time we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. In relation to our credit facility with JPMorgan, a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for Fiscal 2015.

Foreign Currency

        We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar, and significant fluctuations in exchange rates could materially impact our results of operations and cash flow. For Fiscal 2015, revenues from international licensing activities comprised 31% of our consolidated revenues. For Fiscal 2015, a hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $1.1 million, which represents 3% of our total revenues reported for Fiscal 2015. Such change is not considered to represent a material effect on our results of operations or cash flow.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cherokee Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Cherokee Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherokee Inc. and subsidiaries at January 31, 2015 and February 1, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cherokee Inc.'s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 16, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
April 16, 2015

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	January 31, 2015	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$7,581	$3,634
Receivables	7,425	6,056
Income taxes receivable	919	252
Prepaid expenses and other current assets	431	293
Deferred tax asset	412	239

Total current assets	16,768	10,474
Trademarks, net	39,821	40,683
Deferred tax asset	858	1,678
Property and equipment, net	1,165	1,222
Other assets	48	54

Total assets	$58,660	$54,111

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued payables	$1,720	$2,206
Current portion of long term debt	7,308	6,991
Income taxes payable	—	212
Deferred revenue—current	17	94
Accrued compensation payable	1,430	277

Total current liabilities	10,475	9,780
Long term liabilities:
Long term debt	17,836	25,144
Income taxes payable	391	1,179
Other non-current	121	109

Total liabilities	28,823	36,212

Commitments and Contingencies (Note 7)
Stockholders' Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,558,411 shares issued and outstanding at January 31, 2015 and 8,403,500 issued and outstanding at February 1, 2014	171	167
Additional paid-in capital	24,024	21,069
Retained earnings (deficit)	5,642	(3,337)

Total stockholders' equity	29,837	17,899

Total liabilities and stockholders' equity	$58,660	$54,111

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Royalty revenues	$34,968	$28,614	$26,558
Selling, general and administrative expenses	18,648	17,630	13,973
Amortization of trademarks	932	995	1,491

Operating income	15,388	9,989	11,094
Other income (expense):
Interest expense	(854)	(520)	(240)
Interest income and other income (expense), net	—	2	18

Total other income (expense), net	(854)	(518)	(222)

Income before income taxes	14,534	9,471	10,872
Income tax provision	4,714	3,397	4,039

Net income	$9,820	$6,074	$6,833

Net income per common share attributable to common stockholders:
Basic earnings per share	$1.17	$0.72	$0.81

Diluted earnings per share	$1.15	$0.72	$0.81

Weighted average common shares outstanding attributable to common stockholders:
Basic	8,429	8,394	8,394
Diluted	8,543	8,409	8,411
Dividends declared per common share	$0.10	$0.30	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net income	$9,820	$6,074	$6,833
Other comprehensive income	—	—	—

Comprehensive income	$9,820	$6,074	$6,833

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)

	Common Stock
			Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)
	Shares	Par Value				Total
Balance at January 28, 2012	8,387	$167	$—	$19,271	$(8,687)	$10,751
Stock-based compensation	—	—	—	967	—	967
Tax effect from stock option exercises				(61)		(61)
Issuance of common stock under stock compensation plans including tax effect	13	—	—	72	—	72
Dividends	—	—	—	—	(5,036)	(5,036)
Net income	—	—	—	—	6,833	6,833

Balance at February 2, 2013	8,400	$167	$—	$20,249	$(6,890)	$13,526

Stock-based compensation	—	—	—	1,069	—	1,069
Tax effect from stock option exercises				(285)		(285)
Stock option exercises	3	—	—	36	—	36
Dividends	—	—	—	—	(2,521)	(2,521)
Net income	—	—	—	—	6,074	6,074

Balance at February 1, 2014	8,403	$167	$—	$21,069	$(3,337)	$17,899

Stock-based compensation	—	—	—	1,175	—	1,175
Tax effect from stock option exercises				198		198
Stock option exercises and equity issuances, net of tax	155	4	—	1,582	—	1,586
Dividends	—	—	—	—	(841)	(841)
Net income	—	—	—	—	9,820	9,820

Balance at January 31, 2015	8,558	$171	$—	$24,024	$5,642	$29,837

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Operating activities:
Net income	$9,820	$6,074	$6,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	571	352	203
Amortization of trademarks	932	995	1,491
Deferred income taxes	647	(176)	(78)
Reversal of uncertain tax liabilities	(756)	—	—
Stock-based compensation	1,175	1,069	967
Tax effect from stock option exercises	198	(285)	(61)
Excess tax benefit from share-based payment arrangements	(202)	—	—
Other, net	81	(44)	84
Changes in operating assets and liabilities:
Receivables	(1,369)	(909)	173
Prepaids and other current assets	(138)	133	(293)
Income taxes receivable and payable, net	(911)	602	838
Accounts payable and other accrued payables	(486)	581	383
Deferred revenue	(77)	14	(547)
Accrued compensation	884	214	(205)

Net cash provided by operating activities	10,369	8,620	9,788

Investing activities:
Purchases of trademarks, including registration and renewal cost	(70)	(19,053)	(18,026)
Purchase of property and equipment	(541)	(629)	(491)

Net cash used in investing activities	(611)	(19,682)	(18,517)

Financing activities:
Proceeds from JPMorgan Term Loan	—	19,000	17,250
Payments of US Bank Term Loan and promissory note	—	—	(6,938)
Payments of JPMorgan Term Loan	(7,027)	(3,308)	(650)
Debt discount and deferred financing costs	—	(95)	(129)
Proceeds from exercise of stock options	1,855	36	72
Excess tax benefit from share-based payment arrangements	202	—	—
Dividends	(841)	(3,361)	(5,873)

Net cash provided by (used in) financing activities	(5,811)	12,272	3,732

Increase (decrease) in cash and cash equivalents	3,947	1,210	(4,997)
Cash and cash equivalents at beginning of period	3,634	2,424	7,421

Cash and cash equivalents at end of period	$7,581	$3,634	$2,424

Cash paid during period for:
Income taxes	$5,700	$3,240	$3,667
Interest	$810	$455	$240
Non-cash financing activities:
Accrued and declared dividends	$—	$—	$840

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

1.     Business

        Cherokee Inc. (together with its consolidated subsidiaries, "Cherokee "or the "Company") is in the business of marketing and licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Cherokee Uniform, Sideout, Carole Little and àle by alessandra brands and related trademarks and other brands it owns or represents. Cherokee is one of the leading licensors of style-focused lifestyle brand names and trademarks for apparel, footwear and accessories.

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

  Company Year End

        The Company's fiscal year comprises a 52- or 53 -week period ending on the Saturday nearest to January 31. The fiscal years ended January 31, 2015 ("Fiscal 2015"), February 1, 2014 ("Fiscal 2014"), and February 1, 2013 ("Fiscal 2013") represent a 52-week period, a 52-week period and a 53-week period, respectively.

  Receivables

        Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

  Allowance for Doubtful Accounts

        The Company records an allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company's licensees, current economic conditions, bankruptcy, and other factors that may affect the licensees' ability to pay. There was no allowance for doubtful accounts as of January 31, 2015 or February 1, 2014.

  Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued new guidance relating to revenue from contracts with customers that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal periods beginning after December 15, 2016. The anticipated impact of the adoption of this guidance on the Company's financial statements is still being evaluated.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        In August 2014, the Financial Accounting Standards Board issued authoritative guidance that requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016. The adoption of this guidance is not expected to impact the Company's consolidated financial statements or related disclosures.

        In February 2015, the Financial Accounting Standards Board issued authoritative guidance which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal periods beginning after December 15, 2015, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The adoption of this guidance is not expected to impact the Company's consolidated financial statements or related disclosures.

  Reclassifications

        The Company has reclassified certain prior year amounts within the stock-based compensation on the Company's consolidated statements of stockholder's equity, and within the operating activities on the Company's consolidated statements of cash flows and within the selling, general and administrative expenses on the Company's consolidated statements of income, to conform to the Company's current year presentation.

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

  Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents. At January 31, 2015 and February 1, 2014, the Company's cash and cash equivalents exceeded Federal Deposit Insurance Corporation ("FDIC") limits.

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

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        The Company's royalty revenue recognition policy provides for recognition of royalties in the quarter earned. The Company's agreement with Target Corporation ("Target") for the Cherokee brand in the U.S. accounts for the majority of the Company's historical revenues and is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved by Target. With respect to Target's sales in the U.S. of Cherokee branded products other than in the school uniforms category and adult products sold on Target's website, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data after defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company's royalty revenues as a percentage of Target's retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company's agreement with Target. The amount of Cherokee brand royalty revenue earned by the Company from Target in any quarter is dependent not only on Target's retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target's cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company's first quarter to be the Company's highest revenue and profitability quarter and the Company's fourth quarter to be the Company's lowest quarter. However, such historical patterns may vary in the future, depending upon the terms of any new license agreements, retail sales volumes achieved in each quarter from Target and revenues the Company receives from Target or other licensees that may or may not be subject to reduced royalty rates based upon cumulative sales, including with respect to the Company's Liz Lange and Completely Me by Liz Lange brands, Cherokee brand in the school uniforms category, Cherokee adult products sold on Target's website, and the recently acquired Hawk and Tony Hawk brands.

        In order to ensure that Cherokee's licensees are appropriately reporting and calculating royalties owed to Cherokee, all of Cherokee's license agreements include audit rights to allow Cherokee to validate the amount of the royalties paid. Any revenue resulting from these audits, or other audits, is recognized in the financial statement of the current reporting period.

  Foreign Withholding Taxes

        Licensing revenue is recognized gross of withholding taxes that are remitted by the Company's licensees directly to their local tax authorities.

  Deferred Revenue

        Revenues from arrangements involving license fees, up-front payments and milestone payments, which are received or billable by the Company in connection with other rights and services that represent continuing obligations of the Company, are deferred and recognized in accordance with the license agreement. Deferred revenues also represent minimum licensee revenue royalties paid in advance of the culmination of the earnings process, the majority of which are non-refundable to the licensee. Deferred revenues will be recognized as revenue in future periods in accordance with the license agreement.

  Deferred Financing Costs and Debt Discount

        Deferred financing costs and debt discounts are capitalized and amortized into interest expense over the life of the debt.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

  Property and Equipment

        Property and equipment consist of the following:

(amounts in thousands)	January 31, 2015	February 1, 2014
Computer Equipment	$426	$349
Software	62	49
Furniture and Store Fixtures	1,457	1,141
Leasehold Improvements	413	317
Less: Accumulated depreciation	(1,193)	(634)

Property and Equipment, net	$1,165	$1,222

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

        Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the term of the corresponding license agreement. Leasehold improvements are depreciated over the shorter of five years, or the life of the lease term. Depreciation expense was $571, $352 and $203 for Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively.

  Trademarks

        The Company holds various trademarks including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in a number of other countries. The Company also holds trademark applications for Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Sideout Sport, Carole Little, Chorus Line, Saint Tropez-West, All That Jazz, and others in numerous countries. The Company intends to renew these registrations, as appropriate, prior to expiration. The Company monitors on an ongoing basis unauthorized uses of the Company's trademarks, and relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect the Company's intellectual property rights both domestically and internationally.

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

    Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets

    Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

    Level 3: Unobservable inputs for which there is little or no market data, which requires the owner of the assets or liabilities to develop its own assumptions about how market participants would price these assets or liabilities

        The carrying amount of receivables, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Long-term debt approximates fair value due to the variable rate nature of the debt.

        The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long-lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses involve management judgment. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written down to their estimated fair value, in accordance with authoritative guidance. The estimated undiscounted cash flows used for this nonrecurring fair value measurement are considered a Level 3 input, which consist of unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company's own data.

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

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

  Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Cherokee limits credit risk with respect to cash by maintaining cash balances with quality financial institutions. At fiscal year-end January 31, 2015 and February 1, 2014, the Company's cash and cash equivalents exceeded FDIC limits.

        Concentrations of credit risk with respect to receivables are minimal due to the limited amount of open receivables and due to the nature of the Company's licensing royalty revenue program. Generally, the Company does not require collateral or other security to support licensee receivables. One licensee, Target, accounted for approximately 48% and 53%, respectively, of trade receivables at January 31, 2015 and February 1, 2014 and approximately 53%, 66% and 60%, respectively, of revenues during Fiscal 2015, Fiscal 2014 and Fiscal 2013. Another licensee, Kohl's, accounted for approximately 18% of trade receivables as January 31, 2015 and approximately 14% of revenues during Fiscal 2015.

  Significant Contracts

        The current terms of the Company's relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and recently amended (i) on January 31, 2013 to add the category of school uniforms, (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee-branded products in the category of adult merchandise sold on Target's website (target.com) in Fiscal 2015 and in future periods and (iii) on January 6, 2014 to reflect Target's election to renew the agreement through January 31, 2017 and to provide that Target can renew the agreement for successive two (2) year periods, provided that it satisfies the minimum guaranteed royalty payment of $10,500 for the preceding fiscal year (the "Restated Target Agreement"). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In addition, pursuant to a Canada Affiliate Agreement between Cherokee and Target Canada Co., dated December 1, 2011 (the "Target Canada Agreement"), the terms of the Restated Target Agreement apply to the territory of Canada effective as of February 1, 2013. In January 2015, Target announced its decision to discontinue operations in Canada. The current term of the Restated Target Agreement continues through January 31, 2017; however, the Restated Target Agreement may be renewed by Target for additional two year terms by providing written notice of renewal at least one year prior to the end of the then current extended restated term.

        Effective as of February 1, 2013, the minimum annual guaranteed royalty for Target increased from $9,000 to $10,500 and applies to all sales made by Target in the United States and, until January 2015, in Canada, other than sales of Cherokee-branded products in the school uniforms category (which products are subject to a separate minimum guaranteed royalty of $800). Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target's net sales of Cherokee branded merchandise during each fiscal year ended January 31, which percentage varies according to the volume of sales of merchandise other than for sales of Cherokee-branded products in the school uniforms category and, beginning in Fiscal 2015, other than for sales of Cherokee-branded products in the adult merchandise category that are made on Target's website. The Company assumed a separate license agreement with Target for the Liz Lange brand in connection with the Company's acquisition of the assets in September 2012.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        In connection with the Hawk acquisition, Cherokee and Kohl's entered into an amended license agreement. Pursuant to such amendment, Kohl's is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States and has agreed to pay Cherokee an annual royalty rate for its sales of Hawk-branded signature apparel and related products in the United States subject to a minimum annual guaranteed royalty of $4,800 for four years.

  Marketing and Advertising

        Generally, the Company's "Direct to Retail" licensees fund their own advertising programs. Cherokee's marketing, advertising and promotional costs were approximately $956, $700 and $1,500 during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

        The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company's licensed brands in their respective territories, thus providing an identifiable benefit to Cherokee; the amounts paid for such marketing expenses during Fiscal 2015, Fiscal 2014 and Fiscal 2013 were approximately $222, $70 and $600, respectively, and are included in the Company's total marketing, advertising and promotional costs.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method, since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share. Shares of nonvested restricted stock have no material impact on the calculation under the two-class method.

  Comprehensive Income

        Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets). For Fiscal 2015, Fiscal 2014 and Fiscal 2013, the Company has no comprehensive income components and accordingly, net income equals comprehensive income.

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

  Deferred Rent and Lease Incentives

        When a lease includes lease incentives (such as a rent abatement) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets. For leasehold allowances, the Company records a deferred lease credit on the consolidated balance sheets and amortizes the deferred lease credit as a reduction of rent expense in the consolidated statements of income over the term of the lease.

3.     Business Combinations

  Hawk and Tony Hawk Brands

        On January 10, 2014, Cherokee entered into an asset purchase agreement with Quiksilver, Inc. and Hawk Designs, Inc., pursuant to which Cherokee acquired various assets related to the "Hawk" and "Tony Hawk" signature apparel brands and related trademarks. The acquisition was treated as a business combination accounted for using the acquisition method of accounting. As consideration for the acquisition, Cherokee paid a cash purchase price equal to $19,000. These trademarks have been treated as indefinite-lived and no amortization has been recorded. Trademarks are evaluated for the possibility of impairment, at least annually.

  Purchase Price Allocation

Cash paid to seller by Cherokee	19,000
Allocation of purchase price to trademarks	19,000

  Liz Lange and Completely Me by Liz Lange Brands

        On September 4, 2012, Cherokee and LLM Management Co., LLC entered into an asset purchase agreement, pursuant to which Cherokee acquired various assets related to the "Liz Lange" and "Completely Me by Liz Lange" brands. The acquisition was treated as a business combination. As consideration for the acquisition, Cherokee agreed to pay a cash purchase price equal to $13,100. In addition, Cherokee agreed to pay additional earn-out payments totaling up to $900, which consideration was payable upon the Company's satisfaction of certain revenues attributable to the acquired assets during Fiscal 2013 and Fiscal 2014. The full amount of the earn-out payment had been paid as of the end of Fiscal 2015. In addition, as part of the acquisition, Cherokee agreed to assume the seller's obligations under various agreements, which included a consulting agreement with Ms. Lange as well as certain existing license agreements relating to the assets. The purchase price was allocated to trademarks and has been treated as indefinite-lived and no amortization has been recorded. Trademarks are evaluated for the possibility of impairment, at least annually.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

  Cherokee Brand in the Category of School Uniforms

        On January 31, 2013, Cherokee and Strategic Partners, Inc. entered into an asset purchase agreement under which Cherokee acquired various rights relating to the Cherokee brand in the category of school uniforms in exchange for a cash payment of $4,250. The acquisition was treated as a business combination. Cherokee had previously sold such assets to the seller in July 1995. The purchase price was allocated to trademarks and has been treated as indefinite-lived and no amortization has been recorded. Trademarks are evaluated for the possibility of impairment, at least annually.

4.     Trademarks

        Trademarks consist of the following:

(amounts in thousands)	January 31, 2015	February 1, 2014
Acquired Trademarks	$47,994	$47,994
Other Trademarks	8,621	8,551
Accumulated amortization	(16,794)	(15,862)

Total	$39,821	$40,683

        Amortization expense of trademarks was $932, $995, and $1,491 for each of Fiscal 2015, Fiscal 2014, and Fiscal 2013, respectively. Expected amortization of trademarks for fiscal years 2016, 2017, 2018, 2019, and 2020 is approximately $800, $800, $500, $200, and $100, respectively. Certain acquired trademarks are indefinite lived and not amortized. The weighted average amortization period for other trademarks was 9.4 years as of January 31, 2015.

        Trademark registration and renewal fees capitalized during Fiscal 2015 totaled $70. Trademark acquisition, registration, and renewal fees capitalized during Fiscal 2014 totaled $19,053, predominantly due to the acquisition of assets related to the "Hawk" and "Tony Hawk" brands.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

5.     Income Taxes

        The income tax provision as shown in the income statements includes the following:

(amounts in thousands)	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Current:
Federal	$2,979	$2,380	$2,807
State	(363)	305	397
Foreign	1,253	1,174	974

	3,869	3,859	4,178

Deferred:
Federal	$630	$(154)	$(83)
State	17	(22)	5

	647	(176)	(78)

Tax Expense (benefit) recorded as an increase (decrease) of paid-in capital:
Federal	182	(267)	(57)
State	16	(19)	(4)

	198	(286)	(61)

	$4,714	$3,397	$4,039

        A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Tax expense at U.S. statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	1.1	1.8	2.4
Adjustments to unrecognized tax benefits	(2.8)	—	—
Nondeductible expenses	0.1	0.1	0.4
Other	—	—	0.3

Tax provision	32.4%	35.9%	37.1%

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        A summary of deferred income tax assets is as follows:

	January 31, 2015		February 1, 2014
(amounts in thousands)	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Amortization	$—	$—	$—	$168
Deferred revenue	—	6	—	28
Other	143	45	177	37
State income taxes	118	127	62	456
Compensation	151	1,536	—	1,383

Total deferred tax assets	412	1,714	239	2,072

Deferred tax liabilities:
Amortization	—	(658)	—	—
Depreciation	—	(198)	—	(394)

Total deferred tax liabilities	—	(856)	—	(394)

Net deferred tax assets	$412	$858	$239	$1,678

        Foreign taxes include withholding required on royalty payments from foreign jurisdictions. Deferred tax assets primarily relate to state tax benefits, and stock-based compensation. The Company believes that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

        The difference in the effective tax rate for Fiscal 2015 in comparison to Fiscal 2014 and Fiscal 2013 was primarily due to the recognition of previously unrecognized tax benefits upon the conclusion of income tax examinations during Fiscal 2015.

        The amount of unrecognized tax benefits was approximately $450 and $1,000, respectively, at January 31, 2015 and February 1, 2014. At January 31, 2015, approximately $290 of unrecognized tax benefits would, if recognized, affect the effective tax rate. The Company has unrecognized tax benefits pertaining to the issue of its taxability in various state tax jurisdictions. It is reasonably possible that the amount of unrecognized tax benefits may decrease within the next 12 months as a result of the Company's interaction with these various state tax jurisdictions. The Company anticipates that the total amount of unrecognized tax benefits may decrease in the next 12 months by approximately $450. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(amounts in thousands)	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
Gross unrecognized tax benefits at beginning of year	$1,045	$1,027	$900
Additions:
Tax positions taken in prior years	105	10	273
Tax positions taken in the current year	57	22	24
Reductions:
Tax positions taken in prior years	(566)	(13)	(170)
Tax positions taken in the current year	—	—	—
Settlement with taxing authorities	(192)	—	—
Lapse in statute of limitations	—	(1)	—

Gross unrecognized tax benefits at year end	$449	$1,045	$1,027

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes on the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, was $(260), $60 and $100. As of January 31, 2015 and February 1, 2014, the total amount of accrued interest and penalties included in the Company's liability for unrecognized tax benefits was $80 and $300, respectively.

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

6.     Earnings Per Share

        The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for each of the past three fiscal years:

(amounts in thousands, except per share data)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended January 31, 2015:
Basic earnings	$9,820	8,429	$1.17
Effect of dilutive securities—stock options	—	114	$0.02

Dilutive earnings	$9,820	8,543	$1.15

For the year ended February 1, 2014:
Basic earnings	$6,074	8,394	$0.72
Effect of dilutive securities—stock options	—	15	—

Dilutive earnings	$6,074	8,409	$0.72

For the year ended February 2, 2013:
Basic earnings	$6,833	8,394	$0.81
Effect of dilutive securities—stock options	—	17	—

Dilutive earnings	$6,833	8,411	$0.81

        The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 0.8 million, 1.0 million and 0.8 million of anti-dilutive shares for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.

7.     Commitments and Contingencies

  Operating Leases

        Cherokee leases office space in Sherman Oaks, California, Huntington Beach, California, and Minneapolis, Minnesota, which leases expire November 2016, subject to an option to extend for five years, August 2019, subject to an option to extend for five years, and June 2018, subject to an option to extend for three years, respectively. The Company also leases office equipment for certain of these locations.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        The future minimum non-cancelable lease payments are as follows:

(amounts in thousands)	Operating Leases
Fiscal 2016	$448
Fiscal 2017	329
Fiscal 2018	83
Fiscal 2019	53
Fiscal 2020 and thereafter	19

Total future minimum lease payments	$932

        Total rent expense was $387 for Fiscal 2015, $323 for Fiscal 2014 and $290 for Fiscal 2013. Total operating lease expenses, excluding rent, was $84 for Fiscal 2015, $120 for Fiscal 2014 and $102 for Fiscal 2013.

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

  Litigation Reserves

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's financial position or results of operations. No material amounts were accrued as of January 31, 2015 or February 1, 2014 related to any of the Company's legal proceedings.

8.     Capitalization

  Preferred Stock

        The Company is authorized to issue up to 1,000,000 shares of preferred stock. The Board of Directors can determine the rights, preferences, privileges and restrictions on the preferred stock, including any conversion and voting rights. As of January 31, 2015 and February 1, 2014, no shares of preferred stock were outstanding.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

  Dividends

        On April 11, 2014, the Board of Directors declared a dividend of $420, or $0.05 per share, which was paid on June 16, 2014 to stockholders of record as of April 11, 2014. On August 1, 2014, the Board of Directors declared a dividend of $421, or $0.05 per share, which was paid on September 15, 2014 to stockholders of record as of September 1, 2014.

  Stock-Based Compensation

        Effective July 16, 2013, the Company's stockholders approved the 2013 Stock Incentive Award Plan (the "2013 Plan"). The 2013 Plan serves as the successor to the 2006 Incentive Award Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan) (the "2006 Plan"). The 2013 Plan authorized to be issued 700,000 additional shares of common stock, and (ii) 102,483 shares of common stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards previously granted under the 2006 Plan continue to be governed by its terms. Any such shares of common stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as common stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity-based awards to officers, other employees, and directors.

  Stock Options

        Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The Company has also granted non-plan options to certain executives as a material inducement for employment. The Company accounts for stock options under authoritative guidance, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values.

        The Company estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the consolidated statements of income. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the award's service period.

        Stock-based compensation expense recognized in selling, general and administrative expenses for stock options in Fiscal 2015 was approximately $800, for Fiscal 2014 was approximately $900, and for Fiscal 2013 was approximately $1,000.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        The estimated fair value of options granted during Fiscal 2015, Fiscal 2014 and Fiscal 2013 as of each grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Expected Dividend Yield	1.00%	3.00%	6.45%
Expected Volatility	30.15 to 30.84	37.32 to 58.13	51.63 to 53.33
Risk-Free Interest Rate	1.46% to 1.57%	0.75% to 1.52%	0.57% to 1.01%
Expected Life (in years)	4.66 to 4.80	4.71 to 4.75	4.0 to 4.5
Estimated Forfeiture Rate	0% to 10%	0% to 10%	10%

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

        A summary of activity for the Company's stock options as of and for Fiscal 2015, Fiscal 2014 and Fiscal 2013 is as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, at January 28, 2012	973,833	$17.92
Granted	293,000	$12.50
Exercised	(5,500)	$13.06
Canceled/forfeited	(186,333)	$18.44

Outstanding, at February 2, 2013	1,075,000	$16.37	4.49	425
Granted	168,500	$12.92
Exercised	(3,332)	$10.92
Canceled/forfeited	(83,334)	$14.57

Outstanding, at February 1, 2014	1,156,834	$16.02	3.85	436
Granted	188,000	$13.82
Exercised	(125,065)	$14.83
Canceled/forfeited	(34,002)	$12.58

Outstanding, at January 31, 2015	1,185,767	$15.89	3.49	2,910

Vested and Exercisable at January 31, 2015	774,096	$16.74	2.66	1,304

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        The weighted average grant date fair value of options granted under the plans for Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $3.49, $4.09, and $3.23, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on January 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2015 (the last trading day of Fiscal 2015). This amount changes based on the fair market value of the Company's common stock. The total intrinsic value of options exercised for Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $411, $6 and $8, respectively.

        As of January 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,100, which is expected to be recognized over a weighted average period of approximately 1.68 years. The total fair value of all options which vested during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was approximately $700, $800, and $1,100, respectively.

  Restricted Stock and Restricted Stock Units

        In 2013, the Compensation Committee of the Company's Board of Directors granted certain performance-based equity awards to executives under the plans.

        The performance metric applicable to such awards is compound stock price growth, using the closing price of the Company's common stock on February 1, 2013, or $13.95, as the benchmark. The target growth rate is 10% annually, which results in an average share price target of (i) $15.35 for Fiscal 2014, (ii) $16.88 for Fiscal 2015 and (iii) $18.57 for the Company's fiscal year ending in 2016. The average share price will be calculated as the average of all market closing prices during the January preceding the fiscal year end. If a target is met at the end of a fiscal year, one third of the shares subject to the award will vest. If the stock price target is not met, the relevant portion of the shares subject to the award will not vest but will roll over to the following fiscal year. The executive must continue to be employed by the Company through the relevant vesting dates to be eligible for vesting. The target average share price was met for Fiscal 2015, which resulted in the vesting of two-thirds of the shares subject to each award.

        Since the vesting of these performance-based equity awards is subject to performance conditions, the fair value of these awards was measured on the date of grant using the Monte Carlo simulation model for each vesting tranche. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the performance units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

        In August 2014, the Compensation Committee of the Company's Board of Directors granted a sales-based performance-based equity award to an employee under the 2013 Plan, which vests in five increments dependent upon achievement of certain annual sales targets. The fair value of this award was measured on the effective date of grant using the price of the Company's common stock.

        Pursuant to a compensation program for non-employee directors adopted by the Compensation Committee, at the meeting of the Board of Directors held in June each year each non-employee member of the Board of Directors must make an election regarding the percentage, up to 100%, of his annual compensation for service on the Board of Directors to be paid in equity, in the form of restricted stock units ("RSU's"). All of the RSU's issuable under this program in June 2014 were approved and granted on July 28, 2014. The fair value of these awards was measured on the effective date of grant using the price of the Company's common stock.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        The RSU's awarded to the non-employee directors are subject to the terms of the 2013 Plan and RSU agreements that provide for quarterly vesting over a one-year service period of August 4, 2014 through August 3, 2015, subject to acceleration of vesting upon the earlier to occur of the following: (i) a change in control of the Company, (ii) the death of the recipient or (iii) the recipient's failure to be re-elected to the Board of Directors in any election in which the recipient stands for re-election.

        Stock-based compensation expense for shares of restricted stock and performance stock units was approximately $400, $200 and $10 for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. The following table summarizes information about restricted stock and performance stock activity as of and for Fiscal 2014 and Fiscal 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at January 28, 2012	—	—
Granted	9,000	$13.24
Vested	—	—
Forfeited	(1,500)	$13.06

Unvested stock at February 2, 2013	7,500	$13.27
Granted	79,500	$4.99
Vested	—	—
Forfeited	—	—

Unvested stock at February 1, 2014	87,000	$5.70
Granted	51,576	$17.22
Vested	(44,640)	5.55
Forfeited	(17,000)	7.92

Unvested stock at January 31, 2015	76,936	$13.02

        As of January 31, 2015, total unrecognized stock-based compensation expense related to restricted stock and performance stock was approximately $600, which is expected to be recognized over a weighted average period of approximately 1.69 years.

9.     Debt

  Former Loan Agreement with U.S. Bank

        On February 16, 2011, Cherokee and U.S. Bank National Association ("U.S. Bank") entered into a term loan agreement, which was amended on December 7, 2011. The amended loan agreement consisted of (i) a term loan in the principal amount of $5,000 with a two year maturity and (ii) a term loan in the principal amount of $2,000 with a four year maturity. On June 5, 2012, Cherokee prepaid all outstanding principal and interest on the amended loan agreement. As a result, Cherokee currently has no outstanding borrowings under the amended term loan agreement with U.S. Bank.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

  Credit Agreement with JPMorgan Chase

        On September 4, 2012, and in connection with the acquisition of the "Liz Lange" and "Completely Me by Liz Lange" brands, Cherokee and JPMorgan Chase (or "JPMorgan") entered into a credit agreement (as amended, the "Credit Agreement"), which was amended on January 31, 2013 in connection with the Company's acquisition of rights related to the Cherokee brand in the school uniforms category and was further amended on January 10, 2014 in connection with the Company's acquisition of the "Hawk" and "Tony Hawk" brands (the "Hawk Acquisition"). Effective January 10, 2014, Cherokee and JPMorgan entered into amendments to each of (i) the Credit Agreement, (ii) the existing term note, which was originally issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 31, 2013 (as amended, the "2013 Term Note") and (iii) the line of credit note, which was issued by Cherokee in favor of JPMorgan as of September 4, 2012 (as amended, the "Revolver"). In addition, pursuant to the Credit Agreement, JPMorgan issued to Cherokee a new term note (the "2014 Term Note" and, together with the foregoing amendments, the "Loan Agreement Amendments") in the principal sum equal to the purchase price in the Hawk Acquisition, or $19,000. The 2014 Term Note bears interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan's annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the one month LIBOR rate plus 2.5%. Pursuant to the Credit Agreement, the definition of "senior funded debt ratio" requires that Cherokee not exceed a ratio equal to (i) 2.50 to 1.00 until the fiscal quarter ending October 31, 2014, (ii) 2.25 to 1.00 from the fiscal quarter ending January 31, 2015 until the fiscal quarter ending January 31, 2016, and (iii) 2.00 to 1.00 thereafter. Prior to the effectiveness of the January 2014 amendment to the Credit Agreement, such limitation on Cherokee's senior funded debt ratio was fixed at 2.00 to 1.00 for all periods. In addition, pursuant to the Loan Agreement Amendments, the interest rate that applies to the 2013 Term Note and to the Revolver was amended to equal either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.25% or 2.5% depending on the applicable senior funded debt ratio or (ii) the Bank's annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%.

        Following the issuance of the 2014 Term Note, Cherokee's total borrowings under the Credit Agreement (collectively, the "Loan") is evidenced by (i) the 2013 Term Note, which was issued in the principal amount of $16,600 and is payable on a quarterly basis through August 2017 and of which $9,747 was outstanding as of January 31, 2015, (ii) the Revolver, which provides Cherokee with a revolving line of credit in the principal amount of $2,000, none of which is outstanding as of January 31, 2015 and (iii) the 2014 Term Loan, which was issued in the principal amount of $19,000 and is payable on a quarterly basis through November 2018 and of which approximately $15,517 is outstanding as of January 31, 2015. Cherokee paid an upfront fee equal to $95 in connection with the issuance of the 2014 Term Loan.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except percentages, share and per share amounts)

        Consistent with the existing terms of the Credit Agreement, the Loan is secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee's business, including covenants that require Cherokee to obtain JPMorgan's consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis following the Hawk Acquisition, (iii) issue any equity securities other than pursuant to Cherokee's employee equity incentive plans or programs and (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to Cherokee's stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum "fixed charge coverage ratio" of at least 1.2 to 1.0 and (ii) a limitation of Cherokee's "senior funded debt ratio" as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee's assets (including trademarks) as collateral for the Loan. In the event of a default under the Credit Agreement, the Bank has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights, including foreclosing on Cherokee's assets under the security agreements. As of January 31, 2015, the Company was in compliance with these financial covenants.

10.   Unaudited Quarterly Results

        The following table summarizes certain unaudited financial information by quarter for Fiscal 2015 and Fiscal 2014:

	Fiscal year ended January 31, 2015
(amounts in thousands, except per share data)	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Net revenues	$9,960	$8,764	$8,706	$7,538
Income before income taxes	4,925	3,501	3,607	2,501
Net income	3,592	2,252	2,316	1,661
Net income per share—basic	0.43	0.27	0.27	0.20
Net income per share—diluted	0.43	0.27	0.27	0.19

	Fiscal year ended February 1, 2014
(amounts in thousands, except per share data)	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Net revenues	$8,053	$7,495	$6,684	$6,382
Income before income taxes	2,540	3,147	2,504	1,280
Net income	1,622	1,938	1,563	951
Net income per share—basic	0.19	0.23	0.19	0.11
Net income per share—diluted	0.19	0.23	0.19	0.11

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

(amounts in thousands)	Year Ended January 31, 2015	Year Ended February 1, 2014	Year Ended February 2, 2013
U.S. and Canada	$24,397	$20,085	$19,258
Latin America	3,057	2,699	2,072
Asia	3,564	2,751	2,297
All Others	2,314	1,845	1,669
United Kingdom and Europe	1,636	1,234	1,262

Total	$34,968	$28,614	$26,558

        Long-lived tangible assets have been located in the U.S., United Kingdom, Asia and Mexico during the three years ended January 31, 2015, with values of approximately $794, $0, $72 and $299, respectively, as of January 31, 2015, values of approximately $761, $223, $0 and $238, respectively, as of February 1, 2014, and values of approximately $816, $74, $0 and $55, respectively, as of February 2, 2013.

12.   Defined Contribution Plan

        The Company has a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code, under which the Company makes contributions to match the contributions made by employees participating in the plan. For Fiscal 2015, Fiscal 2014, and Fiscal 2013, the costs of these matching contributions were approximately $160, $90 and $70, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures", as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) ("COSO"). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of January 31, 2015.

        Ernst & Young LLP, our independent registered public accounting firm that has audited the financial statements included in Item 8, "Financial Statements and Supplementary Data", has issued an attestation report on our internal control over financial reporting, which is included on the following page of this Annual Report.

Changes in Internal Control over Financial Reporting

        During the fourth quarter of Fiscal 2015, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cherokee Inc. and subsidiaries

We have audited Cherokee Inc. and subsidiaries' internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cherokee Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Cherokee Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cherokee Inc. and subsidiaries as of January 31, 2015 and February 1, 2014 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2015 and our report dated April 16, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California April 16, 2015

Item 9B.    OTHER INFORMATION

        Not applicable.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 31, 2015. Certain information regarding our executive officers required by this Item is set forth in Part I of this Annual Report under the caption "Executive Officers of the Registrant."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 31, 2015.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 31, 2015.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 31, 2015.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 31, 2015.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	A list of the financial statements included herein is included in Item 8 of Part II of this Annual Report.
(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	The exhibits listed below are filed as part of this Annual Report.

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement, by and between Cherokee Inc. and LLM Management Co., LLC, dated as of September 4, 2012 (incorporated by reference to Exhibit 2.1 of Cherokee's Form 8-K dated September 4, 2012).
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
3.1	Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference to Exhibit 3.1 of Cherokee's Form 10-Q for the quarterly period ended October 28, 2000).
3.2	Amended and Restated Bylaws of Cherokee Inc. (incorporated by reference to Exhibit 3.2 of Cherokee's Form 8-K dated June 22, 2011).
10.1#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated June 5, 2012).
10.2#
The 2006 Incentive Award Plan (restating the 2003 Incentive Award Plan) (incorporated by reference to Annex A to Cherokee's Proxy Statement dated April 20, 2006 for its 2006 annual stockholders' meeting).
10.3#	Amendment No 1 to The 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).
10.4#	Form of Employee Option Agreement (incorporated by reference to Exhibit 10.6 of Cherokee's Form 10-K for the fiscal year ended February 3, 2001).
10.5#	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated June 18, 2012).
10.6#	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended May 4, 2013).
10.7#	Cherokee Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A of Cherokee's Proxy Statement, Form DEF 14A, dated May 31, 2013 for its 2013 annual stockholders' meeting).
10.8#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Cherokee's Form 10-Q for the quarterly period ended August 3, 2013).

Exhibit Number	Description of Exhibit
10.9#	Stock Option Agreement, dated as of June 4, 2010, by and between Cherokee and Robert Margolis (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).
10.10#	Stock Option Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated August 26, 2010).
10.11#
Amendment to Stock Option Agreement, dated as of July 26, 2012, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended July 28, 2012).
10.12#
Stock Option Agreement, dated as of January 28, 2011, by and between Cherokee and Jess Ravich (incorporated by reference to Exhibit 10.18 of Cherokee's Form 10-K for the fiscal year ended January 29, 2011).
10.13#	Amended and Restated Executive Employment Agreement, dated July 16, 2013, between Cherokee Inc. and Henry Stupp (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated July 16, 2013).
10.14#	Offer Letter to Jason Boling, dated February 22, 2013 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated February 25, 2013).
10.15#
Stock Option Agreement, dated as of March 25, 2013, by and between Cherokee Inc. and Jason Boling (incorporated by reference to Exhibit 4.2 of Cherokee's Registration Statement No. 333-190795 on Form S- 8 filed with the Commission on August 23, 2013).
10.16
Restated License Agreement effective as of February 1, 2008, by and between Cherokee Inc. and Target Corporation (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated January 8, 2008).
10.17
Canada Affiliate Agreement, by and between Cherokee and Target Canada Co., dated as of December 1, 2011 (incorporated by reference to Exhibit 10.25 of Cherokee's Form 10-K for the fiscal year ended January 28, 2012)
10.18
Amendment No. 1 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., dated as of December 1, 2011 (incorporated by reference to Exhibit 10.24 of Cherokee's Form 10-K for the fiscal year ended January 28, 2012).
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
10.21
Renewal and Amendment No. 4 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., dated January 2, 2014 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8- K dated January 10, 2014).
10.22	Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated September 4, 2012).

Exhibit Number	Description of Exhibit
10.23	First Amendment to Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 31, 2013 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated January 31, 2013).
10.24	Term Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated September 4, 2012).
10.25
First Amendment to Term Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of January 31, 2013 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 8-K dated January 31, 2013).
10.26
Line of Credit Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 8-K dated September 4, 2012).
10.27
Continuing Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.4 of Cherokee's Form 8-K dated September 4, 2012).
10.28
Trademark Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.5 of Cherokee's Form 8-K dated September 4, 2012).
10.29
Continuing Guaranty, executed by Spell C. LLC in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.6 of Cherokee's Form 8-K dated September 4, 2012).
10.30
Second Amendment to Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated January 10, 2014).
10.31
Second Amendment to Term Note, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated January 10, 2014).
10.32
First Amendment to Line of Credit Note, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 8-K dated January 10, 2014).
10.33	Term Note B-1, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.4 of Cherokee's Form 8-K dated January 10, 2014).
10.34
Letter Amendment to Retail License Agreement, dated January 7, 2014, by and between Cherokee Inc. and Kohl's Illinois, Inc., together with: (i) the April 28, 2005 Retail License Agreement, by and between Hawk Designs, Inc., a wholly owned subsidiary of Quiksilver, Inc. ("QS") and Kohl's Illinois, Inc. as assignee of Kohl's Department Stores, Inc. ("Kohl's"); (ii) Amendments to Retail License Agreement, dated as of May 6, 2008, January 30, 2009 and May 26, 2011, each entered into by and between Kohl's and QS; (iii) Renewal dated April 1, 2010; and (iv) Assignment dated July 26, 2011 (incorporated by reference to Exhibit 10.35 of Cherokee's Form 10-K for the fiscal year ended February 1, 2014).

Exhibit Number	Description of Exhibit
10.35	Office Lease, by and between Tri-Center Plaza, LP and Cherokee Inc., dated as of September 30, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated October 13, 2011).
10.36
Amendment to Office Lease, by and between KW Tricenter, LLC and Cherokee Inc., dated as of December 5, 2013 (incorporated by reference to Exhibit 10.37 of Cherokee's Form 10-K for the fiscal year ended February 1, 2014).
14.1
Code of Business Conduct and Ethics adopted by Cherokee in March 2004. This Code of Business Conduct and Ethics, as applied to Cherokee's principal financial officers, shall be our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder and, as applied to Cherokee's principal executive, financial and accounting officers, shall be our "code of ethics" within the meaning of Item 406 of Regulation S-K (incorporated by reference to Exhibit 14.1 of Cherokee's Form 10-K for the fiscal year ended January 31, 2004).
21.1*	Subsidiaries of Cherokee Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Cherokee's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at January 31, 2015; (ii) Consolidated Income Statements for the fiscal year ended January 31, 2015; (iii) Consolidated Statement of Cash Flows for the fiscal year ended January 31, 2015; and (iv) Notes to Consolidated Financial Statements.

*
Filed herewith.

**
Furnished herewith.

#
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INC.
By	/s/ HENRY STUPP Henry Stupp Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry Stupp and Jason Boling, and each of them individually, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to any or all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents or any of them the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY STUPP Henry Stupp	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2015
/s/ JASON BOLING Jason Boling	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2015
/s/ JESS RAVICH Jess Ravich	Chairman	April 16, 2015
/s/ TIM EWING Tim Ewing	Director	April 16, 2015
/s/ KEITH HULL Keith Hull	Director	April 16, 2015

Signature	Title	Date

/s/ ROBERT GALVIN Robert Galvin	Director	April 16, 2015
/s/ FRANK TWORECKE Frank Tworecke	Director	April 16, 2015

 EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2.1		Asset Purchase Agreement, by and between Cherokee Inc. and LLM Management Co., LLC, dated as of September 4, 2012 (incorporated by reference to Exhibit 2.1 of Cherokee's Form 8-K dated September 4, 2012).

2.2		Asset Purchase Agreement, by and between Cherokee Inc. and Strategic Partners, Inc., dated as of January 31, 2013 (incorporated by reference to Exhibit 2.1 of Cherokee's Form 8-K dated January 31, 2013).

2.3		Asset Purchase Agreement, by and among Cherokee Inc., Hawk 900 Brands LLC, Hawk Designs, Inc. and Quiksilver, Inc., dated as of January 10, 2014 (incorporated by reference to Exhibit 2.1 of Cherokee's Form 8-K dated January 10, 2014).

3.1		Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference to Exhibit 3.1 of Cherokee's Form 10-Q for the quarterly period ended October 28, 2000).

3.2		Amended and Restated Bylaws of Cherokee Inc. (incorporated by reference to Exhibit 3.2 of Cherokee's Form 8-K dated June 22, 2011).

10.1	#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated June 5, 2012).

10.2	#	The 2006 Incentive Award Plan (restating the 2003 Incentive Award Plan) (incorporated by reference to Annex A to Cherokee's Proxy Statement dated April 20, 2006 for its 2006 annual stockholders' meeting).

10.3	#	Amendment No 1 to The 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).

10.4	#	Form of Employee Option Agreement (incorporated by reference to Exhibit 10.6 of Cherokee's Form 10-K for the fiscal year ended February 3, 2001).

10.5	#	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated June 18, 2012).

10.6	#	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended May 4, 2013).

10.7	#	Cherokee Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A of Cherokee's Proxy Statement, Form DEF 14A, dated May 31, 2013 for its 2013 annual stockholders' meeting).

10.8	#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Cherokee's Form 10-Q for the quarterly period ended August 3, 2013).

10.9	#	Stock Option Agreement, dated as of June 4, 2010, by and between Cherokee and Robert Margolis (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended May 1, 2010).

10.10	#	Stock Option Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated August 26, 2010).

10.11	#	Amendment to Stock Option Agreement, dated as of July 26, 2012, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.3 of Cherokee's Form 10-Q for the quarterly period ended July 28, 2012).

Exhibit Number		Description of Exhibit
10.12	#	Stock Option Agreement, dated as of January 28, 2011, by and between Cherokee and Jess Ravich (incorporated by reference to Exhibit 10.18 of Cherokee's Form 10-K for the fiscal year ended January 29, 2011).

10.13	#	Amended and Restated Executive Employment Agreement, dated July 16, 2013, between Cherokee Inc. and Henry Stupp (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated July 16, 2013).

10.14	#	Offer Letter to Jason Boling, dated February 22, 2013 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated February 25, 2013).

10.15	#	Stock Option Agreement, dated as of March 25, 2013, by and between Cherokee Inc. and Jason Boling (incorporated by reference to Exhibit 4.2 of Cherokee's Registration Statement No. 333-190795 on Form S- 8 filed with the Commission on August 23, 2013).

10.16		Restated License Agreement effective as of February 1, 2008, by and between Cherokee Inc. and Target Corporation (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated January 8, 2008).

10.17		Canada Affiliate Agreement, by and between Cherokee and Target Canada Co., dated as of December 1, 2011 (incorporated by reference to Exhibit 10.25 of Cherokee's Form 10-K for the fiscal year ended January 28, 2012)

10.18		Amendment No. 1 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., dated as of December 1, 2011 (incorporated by reference to Exhibit 10.24 of Cherokee's Form 10-K for the fiscal year ended January 28, 2012).

10.19		Amendment No. 2 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., effective as of January 31, 2013 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated January 31, 2013).

10.20		Amendment No. 3 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., dated as of April 3, 2013 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 10-Q for the quarterly period ended May 4, 2013).

10.21		Renewal and Amendment No. 4 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., dated January 2, 2014 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8- K dated January 10, 2014).

10.22		Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated September 4, 2012).

10.23		First Amendment to Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 31, 2013 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated January 31, 2013).

10.24		Term Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated September 4, 2012).

10.25		First Amendment to Term Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of January 31, 2013 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 8-K dated January 31, 2013).

10.26		Line of Credit Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 8-K dated September 4, 2012).

Exhibit Number		Description of Exhibit
10.27		Continuing Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.4 of Cherokee's Form 8-K dated September 4, 2012).

10.28		Trademark Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.5 of Cherokee's Form 8-K dated September 4, 2012).

10.29		Continuing Guaranty, executed by Spell C. LLC in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.6 of Cherokee's Form 8-K dated September 4, 2012).

10.30		Second Amendment to Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated January 10, 2014).

10.31		Second Amendment to Term Note, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.2 of Cherokee's Form 8-K dated January 10, 2014).

10.32		First Amendment to Line of Credit Note, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.3 of Cherokee's Form 8-K dated January 10, 2014).

10.33		Term Note B-1, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.4 of Cherokee's Form 8-K dated January 10, 2014).

10.34		Letter Amendment to Retail License Agreement, dated January 7, 2014, by and between Cherokee Inc. and Kohl's Illinois, Inc., together with: (i) the April 28, 2005 Retail License Agreement, by and between Hawk Designs, Inc., a wholly owned subsidiary of Quiksilver, Inc. ("QS") and Kohl's Illinois, Inc. as assignee of Kohl's Department Stores, Inc. ("Kohl's"); (ii) Amendments to Retail License Agreement, dated as of May 6, 2008, January 30, 2009 and May 26, 2011, each entered into by and between Kohl's and QS; (iii) Renewal dated April 1, 2010; and (iv) Assignment dated July 26, 2011 (incorporated by reference to Exhibit 10.35 of Cherokee's Form 10-K for the fiscal year ended February 1, 2014).

10.35		Office Lease, by and between Tri-Center Plaza, LP and Cherokee Inc., dated as of September 30, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee's Form 8-K dated October 13, 2011).

10.36		Amendment to Office Lease, by and between KW Tricenter, LLC and Cherokee Inc., dated as of December 5, 2013 (incorporated by reference to Exhibit 10.37 of Cherokee's Form 10-K for the fiscal year ended February 1, 2014).

14.1		Code of Business Conduct and Ethics adopted by Cherokee in March 2004. This Code of Business Conduct and Ethics, as applied to Cherokee's principal financial officers, shall be our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder and, as applied to Cherokee's principal executive, financial and accounting officers, shall be our "code of ethics" within the meaning of Item 406 of Regulation S-K (incorporated by reference to Exhibit 14.1 of Cherokee's Form 10-K for the fiscal year ended January 31, 2004).

21.1	*	Subsidiaries of Cherokee Inc.

23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	*	Power of Attorney (included on the signature page hereto).

Exhibit Number		Description of Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from Cherokee's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at January 31, 2015; (ii) Consolidated Income Statements for the fiscal year ended January 31, 2015; (iii) Consolidated Statement of Cash Flows for the fiscal year ended January 31, 2015; and (iv) Notes to Consolidated Financial Statements.

*
Filed herewith.

**
Furnished herewith.

#
Management contract or compensatory plan or arrangement.