Form 10-Q
period 2015-05-02
CHEROKEE INC
filed 2015-06-11
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2015.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2015
Common Stock, $.02 par value per share	8,668,201

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	May 2, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$8,859	$7,581
Receivables	10,566	7,425
Income taxes receivable	—	919
Prepaid expenses and other current assets	454	431
Deferred tax asset	412	412
Total current assets	20,291	16,768
Trademarks, net	39,626	39,821
Deferred tax asset	595	858
Property and equipment, net	1,243	1,165
Other assets	46	48
Total assets	$61,801	$58,660

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$1,974	$1,720
Current portion of long term debt	7,308	7,308
Income taxes payable	497	—
Deferred revenue—current	84	17
Accrued compensation payable	850	1,430
Total current liabilities	10,713	10,475
Long term liabilities:
Long term debt	16,009	17,836
Income taxes payable	394	391
Other non-current	109	121
Total liabilities	27,225	28,823
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,629,573 issued and outstanding at May 2, 2015 and 8,558,411 issued and outstanding at January 31, 2015	173	171
Additional paid-in capital	25,190	24,024
Retained earnings	9,213	5,642
Total stockholders’ equity	34,576	29,837
Total liabilities and stockholders’ equity	$61,801	$58,660

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(amounts in thousands, except per share amounts)

	Three Months ended
	May 2, 2015	May 3, 2014

Royalty revenues	$10,230	$9,960
Selling, general and administrative expenses	4,230	4,562
Amortization of trademarks	210	232

Operating income	5,790	5,166

Other income (expense):
Interest (expense)	(176)	(241)

Income before provision for income taxes	5,614	4,925

Income tax provision	2,043	1,333

Net income	$3,571	$3,592

Basic earnings per share	$0.42	$0.43

Diluted earnings per share	$0.41	$0.43

Weighted average shares outstanding:
Basic	8,565	8,396

Diluted	8,761	8,423

Dividends declared per share	$0.00	$0.05

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(amounts in thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net income	$3,571	$3,592
Other comprehensive income	—	—
Comprehensive income	$3,571	$3,592

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at January 31, 2015	8,558	$171	$24,024	$5,642	$29,837
Stock-based compensation	—	—	332	—	332
Tax effect from stock option exercises	—	—	112	—	112
Stock option exercises and equity issuances, net of tax	71	2	722	—	724
Net income	—	—	—	3,571	3,571
Balance at May 2, 2015	8,629	$173	$25,190	$9,213	$34,576

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014
Operating activities
Net income	$3,571	$3,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96	102
Amortization of trademarks	210	232
Deferred income taxes	31	296
Reversal of uncertain tax liabilities	—	(738)
Stock-based compensation	332	190
Excess tax benefit from share-based payment arrangements	(151)	—
Other, net	(1)	11
Changes in operating assets and liabilities:
Receivables	(3,141)	(4,103)
Prepaids and other current assets	(23)	(310)
Income taxes receivable and payable, net	1,763	737
Accounts payable and other accrued payables	254	(430)
Deferred revenue	67	(59)
Accrued compensation	(783)	175

Net cash provided by (used in) operating activities	2,225	(305)

Investing activities
Purchase of property and equipment	(174)	(161)
Purchases of trademarks, including registration and renewal cost	(15)	(20)

Net cash used in investing activities	(189)	(181)

Financing activities
Payments of JPMorgan Term Loan	(1,836)	(1,519)
Proceeds from exercise of stock options	927	—
Excess tax benefit from share-based payment arrangements	151	—

Net cash used in financing activities	(758)	(1,519)

Increase (decrease) in cash and cash equivalents	1,278	(2,005)
Cash and cash equivalents at beginning of period	7,581	3,634

Cash and cash equivalents at end of period	$8,859	$1,629

Cash paid during period for:
Income taxes	$371	$1,089
Interest	163	229
Non-cash financing activities:
Accrued and declared dividends	$—	$420

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of May 2, 2015 and for the three month periods ended May 2, 2015 and May 3, 2014 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Cherokee Inc. (“Cherokee” or the “Company”) and its subsidiaries and have not been audited by independent registered public accountants, but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee are necessary for a fair statement of the financial position and the results of operations for the periods presented.  All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of January 31, 2015 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three month period ended May 2, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

As used herein, the term “First Quarter” or “Three Months” refers to the three months ended May 2, 2015; the term “Fiscal 2016” refers to the fiscal year ending January 30, 2016; the term “Fiscal 2015” refers to the most recent past fiscal year ended January 31, 2015; and the term “Fiscal 2014” refers to the fiscal year ended February 1, 2014.

(2)   Summary of Significant Accounting Policies

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company’s licensees, current economic conditions, bankruptcy, and other factors that may affect the Company’s licensees’ ability to pay. There was no allowance for doubtful accounts as of May 2, 2015 or January 31, 2015.

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

In August 2014, the Financial Accounting Standards Board issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016. The adoption of this guidance will not impact the Company’s consolidated financial statements or related disclosures.

In February 2015, the Financial Accounting Standards Board issued authoritative guidance which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal periods beginning after December 15, 2015, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The adoption of this guidance is not expected to impact the Company’s consolidated financial statements or related disclosures.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents.  At May 2, 2015 and January 31, 2015, the Company’s cash and cash equivalents exceeded Federal Deposit Insurance Corporation (“FDIC”) limits.

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

The Company’s royalty revenue recognition policy provides for recognition of royalties in the quarter earned. The Company’s agreement with Target Corporation (“Target”) for the Cherokee brand in the U.S. accounts for the majority of the Company’s historical revenues and is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved by Target. With respect to Target’s sales in the U.S. of Cherokee branded products other than in the school uniforms category and adult products sold on Target’s website, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data after defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company’s royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company’s agreement with Target. The amount of Cherokee brand royalty revenue earned by the Company from Target in any quarter is dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company’s first quarter to be the Company’s highest revenue and most profitable quarter and the Company’s fourth quarter to be the Company’s lowest revenue and least profitable quarter. However, such historical patterns may vary in the future depending upon the terms of any new license agreements, retail sales volumes achieved in each quarter from Target and revenues the Company receives from Target or other licensees that may or may not be subject to reduced royalty rates based upon cumulative sales, including with respect to the Company’s Liz Lange and Completely Me by Liz Lange brands, Cherokee brand in the school uniforms category, Cherokee adult products sold on Target’s website, and the recently acquired Hawk and Tony Hawk brands.

In order to ensure that Cherokee’s licensees are appropriately reporting and calculating royalties owed to Cherokee, all of Cherokee’s license agreements include audit rights to allow Cherokee to validate the amount of the royalties paid. Any revenue resulting from these audits, or other audits, is recognized in the financial statement of the current reporting period.

Deferred Financing Costs and Debt Discount

Deferred financing costs and debt discounts are capitalized and amortized into interest expense over the life of the debt.

Foreign Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company’s licensees directly to their local tax authorities.

Property and Equipment

Property and equipment consist of the following:

	May 2, 2015	January 31, 2015
Computer Equipment	$596	$426
Software	62	62
Furniture and Store Fixtures	1,458	1,457
Leasehold Improvements	415	413
Less: Accumulated depreciation	(1,288)	(1,193)
Property and Equipment, net	$1,243	$1,165

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

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the remaining term of the licensee agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the lease term.  Depreciation expense was $96 and $102 for the three month periods ended May 2, 2015 and May 3, 2014, respectively.

Earnings Per Share Computation (amounts in thousands, including share amounts)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended May 2, 2015 and May 3, 2014:

	Three Months Ended
	May 2, 2015	May 3, 2014
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$3,571	$3,592

Denominator:
Denominator for net income per common share — weighted average shares	8,565	8,396
Effect of dilutive securities:
Stock options	196	27

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,761	8,423

The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 35 and 880 anti-dilutive shares for the three month periods ended May 2, 2015 and May 3, 2014 respectively.

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

Significant Contracts

The terms of the Company’s relationship with Target as of the date of this report are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and amended (i) on January 31, 2013 to add the category of school uniforms, (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee branded products in the category of adult merchandise sold on Target’s website (target.com) in Fiscal 2015 and in future periods and (iii) on January 6, 2014 to reflect Target’s election to renew the agreement through January 31, 2017 and to provide that Target can renew the agreement for successive two (2) year periods, provided that it satisfies the minimum guaranteed royalty payment of $10,500 for the preceding fiscal year (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. The current term of the Restated Target Agreement continues through January 31, 2017; however, the Restated Target Agreement may be renewed by Target for additional two year terms by providing written notice of renewal at least one year prior to the end of the then current extended restated term.

Under the current terms of the Restated Target Agreement, the minimum annual guaranteed royalty for Target is $10,500 and applies to all sales made by Target in the United States, other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum guaranteed royalty of $800). Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year which percentage varies according to the volume of sales of merchandise other than for sales of Cherokee branded products in the school uniforms category and, beginning in Fiscal 2015, other than for sales of Cherokee branded products in the adult merchandise category that are made on Target’s website. The Company assumed a separate license agreement with Target for the Liz Lange brand in connection with the Company’s acquisition of the assets in September 2012.

In connection with the acquisition of the “Hawk” and “Tony Hawk” signature apparel brands and related trademarks (the “Hawk Acquisition”), Cherokee and Kohl’s Department Stores (“Kohl’s”) entered into an amended license agreement. Pursuant to such amendment, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk branded apparel and related products in the United States and has agreed to pay Cherokee an annual royalty rate for its sales of Hawk branded signature apparel and related products in the United States subject to a minimum annual guaranteed royalty of $4,800 for four years.

Stock-Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Award Plan (the “2013 Plan”). The 2013 Plan serves as the successor to the 2006 Incentive Award Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan) (the “2006 Plan”). The 2013 Plan authorized to be issued (i) 700,000 additional shares of common stock, and (ii) 102,483 shares of common stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards previously granted under the 2006 Plan continue to be governed by its terms. Any such shares of common stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as common stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity-based awards to officers, other employees, and directors.

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

Stock-based compensation expense recognized in selling, general and administrative expenses for stock options for the Three Months was $178, as compared to $164 for the comparable period in the prior year.

A summary of all activity for the Company’s stock options for the Three Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 31, 2015	1,185,767	$15.89	3.49	$2,910
Granted	15,000	$19.64
Exercised/cancellations for net settlements	(115,932)	14.74
Expired/forfeited	(46,167)	$14.84

Outstanding, at May 2, 2015	1,038,668	$16.12	3.29	$5,826

Vested and Exercisable at May 2, 2015	680,833	$16.96	2.43	$3,256

As of May 2, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $899, which is expected to be recognized over a weighted average period of approximately 1.64 years. The total fair value of all options which vested during the Three Months was $204.

Restricted Stock and Restricted Stock Units

In 2013, the Compensation Committee of the Company’s board of directors (the “Board of Directors”) granted certain performance-based equity awards to executives under the Company’s 2006 Stock Plan.

The performance metric applicable to such awards is compound stock price growth, using the closing price of the Company’s Common Stock on February 1, 2013, or $13.95, as the benchmark. The target growth rate is 10% annually, which results in an average share price target of (i) $15.35 for Fiscal 2014, (ii) $16.88 for Fiscal 2015 and (iii) $18.57 for the Company’s fiscal year ending in 2016.  The average share price will be calculated as the average of all market closing prices during the January preceding fiscal year end. If a target is met at the end of a fiscal year, one third of the shares subject to the award will vest. If the stock price target is not met, the relevant portion of the shares subject to the award will not vest but will roll over to the following fiscal year. The executive must continue to be employed by the Company through the relevant vesting dates to be eligible for vesting. The target average share price was met for Fiscal 2015, which resulted in the vesting of two thirds of the shares subject to each award

Since the vesting of these performance-based equity awards are subject to market based performance conditions, the fair value of these awards were measured on the date of grant using the Monte Carlo simulation model for each vesting tranche. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the performance units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Pursuant to a compensation program for non-employee directors adopted by the Compensation Committee, at the meeting of the Board of Directors held in June each year, each non-employee member of the Board of Directors must make an election regarding the percentage, up to 100%, of his annual compensation for service on the Board of Directors to be paid in equity, in the form of restricted stock units (“RSU’s”). All of the RSU’s issuable under this program in June 2014 were approved and granted on July 28, 2014. The fair value of these awards was measured on the effective date of grant using the price of the Company’s common stock.

The RSU’s awarded to the non-employee directors are subject to the terms of the 2013 Plan and RSU agreements that provide for quarterly vesting over a one year service period of August 4, 2014 through August 3, 2015, subject to acceleration of vesting upon the earlier to occur of the following: (i) a change in control of the Company, (ii) the death of the recipient or (iii) the recipient’s failure to be re-elected to the Board of Directors in any election in which the recipient stands for re-election.

In August 2014, the Compensation Committee of the Company’s Board of Directors granted a sales-based performance-based equity award to an employee under the 2013 Plan, which vests in five increments dependent upon achievement of certain annual sales targets. The fair value of this award was measured on the effective date of grant using the price of the Company’s common stock.

Stock-based compensation expense for shares of restricted stock and performance stock units for the Three Months was $154 compared to $26 for the comparable period in the prior year.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at January 31, 2015	76,936	$13.02
Granted	—	—
Vested	(6,645)	16.67
Forfeited	—	—
Unvested stock at May 2, 2015	70,291	$12.68

As of May 2, 2015, total unrecognized stock-based compensation expense related to restricted stock and performance stock units was approximately $425, which is expected to be recognized over a weighted average period of approximately 1.76 years.

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

Trademark registration and renewal fees are capitalized and are amortized on a straight-line basis over the estimated useful lives of the assets. Trademark acquisitions are capitalized and are either amortized on a straight-line basis over the estimated useful lives of the assets, or are capitalized as indefinite-lived assets, if no legal, regulatory, contractual, competitive, economic, or other factors limit its useful life to Cherokee. Trademarks are evaluated for the possibility of impairment at least annually.

Trademarks consist of the following:

	May 2, 2015	January 31, 2015
Acquired Trademarks	$47,994	$47,994
Other Trademarks	8,636	8,621
Accumulated amortization	(17,004)	(16,794)
Total	$39,626	$39,821

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

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

Level 3: Unobservable inputs for which there is little or no market data, which require the owner of the assets or liabilities to develop its own assumptions about how market participants would price these assets or liabilities

The carrying amount of receivables, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these instruments. Long-term debt approximates fair value due to the variable rate nature of the debt.

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

Income Taxes

Income tax expense of $2,043 was recognized for the First Quarter, resulting in an effective tax rate of 36.4% in the First Quarter, as compared to 27.1% in the first quarter of last year and compared to 32.4% for the full year of Fiscal 2015. The effective tax rate for the First Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses and the apportionment of income among state jurisdictions.

The amount of unrecognized tax benefits was approximately $449 and $449, respectively, at May 2, 2015 and January 31, 2015. At May 2, 2015, approximately $296 of unrecognized tax benefits would, if recognized, affect the effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for the First Quarter was $5 as compared with $(191) in the first quarter of last year. As of May 2, 2015 and January 31, 2015, respectively, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $89 and $84.

The Company has unrecognized tax benefits pertaining to the issue of its taxability in various state tax jurisdictions.  It is reasonably possible that the amount of unrecognized tax benefits may decrease within the next 12 months as a result of the Company’s interaction with these various state tax jurisdictions.  The Company anticipates that the total amount of unrecognized tax benefits may decrease in the next 12 months by approximately $449.

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

Marketing and Advertising

Generally, the Company’s “Direct to Retail” licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs totaled $243 and $164 for the three month periods ended May 2, 2015 and May 3, 2014, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories, thus providing an identifiable benefit to Cherokee. The amounts paid for such marketing expenses during the three month periods ended May 2, 2015 and May 3, 2014 were $218 and $49, respectively, and are included in the total marketing, advertising and promotional costs.

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

Comprehensive Income

Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended May 2, 2015 and May 3, 2014, the Company has no comprehensive income components and accordingly, net income equals comprehensive income.

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

(3)    Debt

Credit Agreement with JPMorgan Chase

On September 4, 2012, and in connection with the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands, Cherokee and JPMorgan Chase (or “JPMorgan”) entered into a credit agreement (as amended, the “Credit Agreement”), which was amended on January 31, 2013 in connection with the Company’s acquisition of rights related to the Cherokee brand in the school uniforms category and was further amended on January 10, 2014 in connection with the Hawk Acquisition. Effective January 10, 2014, Cherokee and JPMorgan entered into amendments to each of (i) the Credit Agreement, (ii) the existing term note, which was originally issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 31, 2013 (as amended, the “2013 Term Note”) and (iii) the line of credit note, which was issued by Cherokee in favor of JPMorgan as of September 4, 2012 (as amended, the “Revolver”). In addition, pursuant to the Credit Agreement, JPMorgan issued to Cherokee a new term note (the “2014 Term Note” and, together with the foregoing amendments, the “Loan Agreement Amendments”) in the principal sum equal to the purchase price in the Hawk Acquisition, or $19,000. The 2014 Term Note bears interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bimonthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the one month LIBOR rate plus 2.5%. Pursuant to the Credit Agreement, the definition of “senior funded debt ratio” requires that Cherokee not exceed a ratio equal to (i) 2.50 to 1.00 until the fiscal quarter ending October 31, 2014, (ii) 2.25 to 1.00 from the fiscal quarter ending January 31, 2015 until the fiscal quarter ending January 31, 2016, and (iii) 2.00 to 1.00 thereafter. Prior to the effectiveness of the January 2014 amendment to the Credit Agreement, such limitation on Cherokee’s senior funded debt ratio was fixed at 2.00 to 1.00 for all periods. In addition, pursuant to the Loan Agreement Amendments, the interest rate that applies to the 2013 Term Note and to the Revolver was amended to equal either: (i) an adjusted annual LIBOR rate reset monthly, bimonthly or quarterly, plus 2.25% or 2.5% depending on the applicable senior funded debt ratio or (ii) the Bank’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%.

Following the issuance of the 2014 Term Note, Cherokee’s total borrowings under the Credit Agreement (collectively, the “Loan”) is evidenced by (i) the 2013 Term Note, which was issued in the principal amount of $16,600 and is payable on a quarterly basis through August 2017 and of which $8,820 was outstanding as of May 2, 2015, (ii) the Revolver, which provides Cherokee with a revolving line of credit in the principal amount of $2,000, none of which is outstanding as of May 2, 2015 and (iii) the 2014 Term Loan, which was issued in the principal amount of $19,000 and is payable on a quarterly basis through November 2018 and of which approximately $14,497 is outstanding as of May 2, 2015. Cherokee paid an upfront fee equal to $95 in connection with the issuance of the 2014 Term Loan.

Consistent with the existing terms of the Credit Agreement, the Loan is secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee’s business, including covenants that require Cherokee to obtain JPMorgan’s consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis following the Hawk Acquisition, (iii) issue any equity securities other than pursuant to Cherokee’s employee equity incentive plans or programs and (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to Cherokee’s stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee’s assets (including trademarks) as collateral for the Loan. In the event of a default under the Credit Agreement, the Bank has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights, including foreclosing on Cherokee’s assets under the security agreements. As of May 2, 2015, the Company was in compliance with these financial covenants.

(4) Commitments and Contingencies

Trademark Indemnities

Cherokee indemnifies certain customers against liability arising from third- party claims of intellectual property rights infringement related to the Company’s trademarks. These indemnities appear in the licensing agreements with the Company’s customers, are not limited in amount or duration and generally survive the expiration of the contracts. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine the range of estimated losses that it could incur related to such indemnifications.

Litigation

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of May 2, 2015 or January 31, 2015 related to any of the Company’s legal proceedings.

(5) Segment Reporting

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

	Three Months Ended
	May 2, 2015	May 3, 2014
U.S. and Canada	$7,740	$7,567
Asia	869	872
Latin America	545	648
All Others	672	540
United Kingdom and Europe	404	333
Total	$10,230	$9,960

Long-lived tangible assets have been located in the U.S., United Kingdom, Mexico and Asia with net values of approximately $895, $0, $283 and $65 as of May 2, 2015 and net values of approximately $794, $0, $299 and $72 as of January 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended January 31, 2015 contained in our 2015 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 16, 2015, as well as the consolidated financial statements and notes contained therein (collectively, our “Annual Report”).  In addition to historical information, the following discussion and analysis contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including, among others, the risks described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date we file this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

As used in this discussion and analysis, “Cherokee”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, the term “First Quarter” or “Three Months” refers to the three months ended May 2, 2015; the term “Fiscal 2016” refers to the fiscal year ending January 30, 2016; the term “Fiscal 2015” refers to the most recent past fiscal year ended January 31, 2015; and the term “Fiscal 2014” refers to the fiscal year ended February 1, 2014.

We have a 52- or 53-week fiscal year ending on the Saturday nearest to January 31, which aligns us with our retail licensees who generally also operate and plan using such a fiscal year. This results in a 53-week fiscal year approximately every four or five years. Each of Fiscal 2015, Fiscal 2014 and Fiscal 2013 was a 52-week, 52-week and 53-week fiscal year, respectively. Certain of our international licensees report royalties to us for quarterly and annual periods that may differ from ours. We do not believe that the varying quarterly or annual period ending dates from our international licensees have a material impact upon our reported financial results, as these international licensees maintain comparable annual periods in which they report retail sales and royalties to us on a year-to-year basis.

Overview

Cherokee is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little and àle by alessandra brands and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading global licensors of style focused lifestyle brands for apparel, footwear, home and accessories. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We enter into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them our proprietary 360-degree turn-key solution. Cherokee provides its licensees with a proprietary 360-degree turn-key solution that seamlessly integrates with the DTR model. Our retail responsiveness process and 360-degree unique value proposition have allowed for Cherokee to address the growing power of the consumer and the present and future needs of the retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that are constantly being measured, evaluated and incorporated into our 360-degree turn-key solution, we believe Cherokee has become a key strategic partner to our licensees. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. As of May 2, 2015, we had thirty-one continuing license agreements covering both domestic and international markets, thirteen of which pertained to the Cherokee brand.

We derive revenues from licensing our trademarks to retailers all over the world. Our current retail licensee relationships cover over fifty countries and nearly 7,000 retail stores and online businesses and include relationships with Target, Kohl’s, RT Mart, Comercial Mexicana, TJ Maxx, Nishimatsuya and Argos. Our two most significant licensees are Target Corporation (“Target”) and Kohl’s Illinois, Inc. (“Kohl’s”).

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

Results of Operations

The following table sets forth for the periods indicated certain of our consolidated financial data.

(amounts in thousands)	Three Months ended May 2, 2015	Three Months ended May 3, 2014
Royalty revenues	$10,230	$9,960
Selling, general, administrative and amortization expenses	4,440	4,794
Operating income	5,790	5,166
Interest (expense)	(176)	(241)
Income tax provision	2,043	1,333
Net income	$3,571	$3,592

Revenues

In the First Quarter, our revenues totaled $10.2 million, as compared to $10.0 million in the first quarter ended May 3, 2014. Revenues for the first quarter periods ended May 2, 2015 and May 3, 2014 were primarily generated from licensing our trademarks to retailers and to a lesser extent wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The increase in revenues was principally due to increased revenues from Cherokee-branded products at international retailers and increases with our other brands.

Total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $330 million and approximately $342.4 million in the first quarter periods of Fiscal 2016 and Fiscal 2015, respectively.

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

Additionally, we are transitioning in Canada from Target Canada to Sears Canada for our Cherokee and Liz Lange brands and from Tesco to Argos in the United Kingdom for our Cherokee brand. We expect no sales of these brands in Canada and the UK for the second and third quarter of Fiscal 2016, with revenues from these new licensees to begin during the fourth quarter of Fiscal 2016.

The following table sets forth our revenues by brand for the three months ended May 2, 2015 and May 3, 2014.

	Three Months ended May 2, 2015		Three Months ended May 3, 2014
(dollar amounts in thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Cherokee Brand Royalty Revenues	$7,944	77%	$7,900	79%
Hawk Brand Royalty Revenues	1,215	12%	1,240	12%
Liz Lange Brand Royalty Revenues	671	7%	647	7%
All Other Brand Revenues	400	4%	173	2%
Total Royalty Revenue	$10,230	100%	$9,960	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for the three months ended May 2, 2015 and May 3, 2014.

	Three Months Ended May 2, 2015		Three Months Ended May 3, 2014
	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
U.S. and Canada	$7,740	76%	$7,567	76%
Asia	869	8%	872	9%
Latin America	545	5%	648	7%
All Others	672	7%	540	5%
United Kingdom and Europe	404	4%	333	3%
Total	$10,230	100%	$9,960	100%

U.S. and Canada

Target

                Target currently has approximately 1,780 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were slightly lower in the First Quarter at approximately $267 million from $274 million in the first quarter of last year. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products in certain product categories in the U.S. during each fiscal year. Target also pays fixed royalty rates for Target’s sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and sales of Cherokee branded products in the category of school uniforms. In addition, Target pays a fixed percentage of net sales of its products bearing the Liz Lange brand in the U.S.

Under the current terms of the restated Target agreement, the minimum annual guaranteed royalty for Target is $10.5 million and applies to all sales made by Target in the United States, other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum guaranteed royalty of $0.8 million).

Royalty revenues from our Cherokee brand at Target U.S., which excludes sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category were $5.3 million in the First Quarter and $5.5 million in the first quarter of last year, which accounted for 52% and 55%, respectively, of our consolidated revenues for such periods.

Kohl’s

Kohl’s currently has approximately 1,200 stores in the United States. Retail sales of Hawk branded products at Kohl’s in the U.S. were lower in the First Quarter at $18.8 million from $25.8 million in the first quarter of last year.

Royalty revenues from our Hawk brand at Kohl’s were $1.2 million in the First Quarter and for the first quarter of last year, which accounted for 12% of our consolidated revenues for such periods.

United Kingdom and Europe

We terminated our license agreement with Tesco as of January 31, 2015 and entered into a new license agreement with Argos, a subsidiary of Home Retail Group plc, to launch a broad assortment of Cherokee lifestyle products online, in catalog and in more than 750 Argos stores across the United Kingdom and Ireland in the fall of 2015.

Latin America, Asia and others

Other international royalty revenues in the First Quarter remained flat at $2.1 million from the first quarter of Fiscal 2015. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, and other territories.

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against an international licensee’s foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar strengthened, the estimated cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the First Quarter in comparison to the first quarter of Fiscal 2015 was an approximate $0.2 million decrease.

Selling, General and Administrative

The following table sets forth additional detail information regarding the components for selling, general and administrative expenses for the three months ended May 2, 2015 and May 3, 2014.

(amounts in thousands)	Three Months ended May 2, 2015	Three Months ended May 3, 2014
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$2,192	$2,665
Corporate expenses	1,021	1,006
Marketing expenses	397	326
Product development expenses	192	273
Non cash stock compensation	332	190
Depreciation and amortization	306	334
Total selling, general, administrative and amortization expenses	$4,440	$4,794

Selling, general and administrative expenses, including amortization of trademarks, were $4.4 million for the First Quarter, compared to $4.8 million for the first quarter for Fiscal 2015, representing a decrease of $0.4 million. The decrease is due to the timing of personnel changes.

Interest and Other Income

Our interest expense for the First Quarter was $0.2 million compared to $0.2 million for first quarter of Fiscal 2015.

Tax Provision

During the First Quarter, we recorded a tax provision of $2.0 million, which equates to an effective tax rate of 36.4%, as compared to a tax provision of $1.3 million, and an effective tax rate of 27.1% recorded for the first quarter of last year.  The effective tax rate for the First Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses and the apportionment of income among state jurisdictions. In the first quarter of last year, the effective tax rate differed from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the recognition of approximately $0.5 million, net of federal effect, of previously unrecognized tax benefits upon the conclusion of income tax examinations during the first quarter of last year by the States of California and New York and upon entering into a tax amnesty agreement with the State of New Jersey.

Net Income

During the First Quarter, our net income was $3.6 million, or $0.41 per diluted share, compared to $3.6 million, or $0.43 per diluted share, for the first quarter of Fiscal 2015.

Liquidity and Capital Resources

Cash Flows.  On May 2, 2015, we had cash and cash equivalents of $8.9 million, which represented an increase of $1.3 million from January 31, 2015.

During the Three Months, cash provided by our operations was $2.2 million, compared to cash used in our operations of $0.3 million for the three months of Fiscal 2015. The increase of $2.5 million during the First Quarter was primarily due to the changes in:  (i) tax receivables and payables, net, which increased by $1.8 million in the First Quarter, as compared to an increase of $0.7 million in the first quarter of Fiscal 2015 (ii) accounts receivable, which increased by $3.1 million in the First Quarter, as compared to an increase of $4.1 million in the prior year, which was primarily due to the increase in royalty revenues received from the Tony Hawk brand in first quarter of Fiscal 2015; (iii) accounts payable, which increased by $0.3 million in the First Quarter as compared to a decrease of $0.4 million in the first quarter of last year, which we attribute primarily to acquisition related expenses incurred in Fiscal 2014.

Cash used by investing activities during the Three Months was $0.2 million, which consisted of capital expenditures of property and equipment and trademark registration and renewal costs.  In comparison, during the three months of Fiscal 2015, cash used by investing activities was $0.2 million, which also consisted of capital expenditures of property and equipment and trademark registration and renewal costs.

Cash used in financing activities was $0.8 million during the Three Months, which consisted of principal payments of $1.8 million on our term loan with JP Morgan, partially offset by proceeds from exercise of stock options of $0.9 million and excess tax benefit from share-based payment arrangements of $0.1 million.  In comparison, during the three months of Fiscal 2015, cash used in financing activities was $1.5 million, which consisted of principal payments of $1.5 million for the term loan with JP Morgan.

Uses of Liquidity. Our cash requirements over the next twelve months are primarily to fund our operations and working capital, to make payments of principal and interest under our credit facility with JPMorgan, at our discretion and subject to the terms of the credit facility, to repurchase shares of our common stock or pay dividends as determined by our board of directors (the “Board of Directors”), and, to a lesser extent, to fund capital expenditures. The declaration and payment of any future dividends or repurchases of our common stock are subject to negative covenants contained in our credit facility and, assuming the satisfaction or waiver by JPMorgan of such covenants, would be made solely at the discretion of our Board of Directors and would be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors. Additionally, should an established and marketable brand or similar equity property become available on favorable terms, we would consider using our liquidity to fund such an acquisition opportunity.

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

We cannot predict our revenues and cash flow that will be generated from operations in future periods, and our revenues and cash flows could be materially lower than we expect. If our revenues and cash flows are lower than we anticipate, or if our expenses are higher than we anticipate, then we may not have sufficient cash available to fund our planned operations and we could fall out of compliance with the terms of our credit facility or our other contractual commitments. In that case, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. See “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.

As of May 2, 2015, we were not the guarantor of any other material third-party obligations and did not have any irrevocable repurchase obligations.

Seasonality

We have agreed to certain contractual royalty rate reductions with our two most significant licensees, Target and Kohl’s, for sales of certain Cherokee branded products and Hawk and Tony Hawk branded products in various product categories in the U.S. in each fiscal year, which apply for future sales during the applicable fiscal year as certain sales volume thresholds are achieved. Historically, this has caused our first quarter to be our highest revenue and profitability quarter and our fourth quarter to be our lowest revenue and profitability quarter. However, such historical patterns and seasonal trends may vary significantly in future periods, depending upon retail sales volumes achieved in each quarter by Target and Kohl’s, the revenues we receive from Target and our other licensees that are not subject to reduced royalty rates based upon cumulative sales, and the terms of any new license agreements.

Inflation and Changing Prices

The rate of inflation over the past several years has not had a material effect on our revenues and profits. Since most of our future revenues will be based upon a percentage of sales by our licensees of products bearing our owned or represented trademarks, we do not anticipate that short term future inflation will have a material impact, positive or negative, on future financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. In relation to our credit facility with JPMorgan, a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for the period ended May 2, 2015.

Foreign Currency

We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar, and significant fluctuations in exchange rates could materially impact our results of operations and cash flow. For the Three Months, revenues from international licensing activities comprised 26% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $0.3 million for the Three Months, which represents 3% of the total revenues reported. As the U.S. dollar strengthened, the estimated cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the First Quarter in comparison to the first quarter of Fiscal 2015 was an approximate $0.2 million decrease. Such change is not considered to represent a material effect on our results of operations or cash flow.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of May 2, 2015.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensee’s net sales of licensed products. Cherokee, Carole Little and Sideout brand footwear, apparel, and accessories, together with merchandise bearing our Liz Lange, Completely Me by Liz Lange, Hawk and Tony Hawk brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona, and Route 66. Factors which shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of what we believe is an increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, our business plan in the United States focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, and our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Failures with respect to any of these factors could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products. Further, we cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of our brands because our license agreements generally do not prevent our licensees from licensing from our competitors. In addition, we complete with other companies owning established trademarks, which have entered into, and could continue to enter into, similar arrangements with retailers in the U.S. and internationally, including with our existing retail partners, thereby competing with us for consumer attention and limited floor and rack space in the same stores in which our branded products are sold.

We are subject to risks related to the retail business that are applicable to our licensees.

There are numerous risks and other factors applicable to the businesses of retailers (including our licensees) that can impact the sale of products that bear our brands. Any decline in sales by one or more of our licensees can adversely affect our revenues.

Factors that may adversely affect our licensees and their sales of products bearing our brands include the following, among others: (i) weather, environmental or other conditions that may impact consumer shopping activity in retail stores; (ii) consumer preferences regarding fashion trends and styles, which can be region-dependent and subject to rapid and significant fluctuations; (iii) consumer preferences regarding where to shop; (iv) the growth of online shopping and the ability of our licensees to market and sell our branded products through these avenues; (v) changes in the availability or cost of capital in light of the financial condition and capital requirements of our licensees; (vi) shifts in the seasonality of shopping patterns; (vii) declining retail prices; (viii) labor strikes or other interruptions that impact supply chains and transport vendors, such as the recent labor strikes impacting ports in California and the Pacific Northwest and products that move through these channels; (ix) the impact of excess retail capacity; (x) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (xi) material acquisitions or dispositions; (xii) investments in new business strategies; (xiii) the success or failure of significant new business ventures or technologies; (xiv) actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; (xv) security breaches; (xvi) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events; and (xvii) the other risks discussed in this Item 1A. For example, we believe that sales of Cherokee branded products at Target in the United States after the fourth quarter of Fiscal 2014 were adversely impacted following Target’s announcement of unauthorized access to payment card data in U.S. stores, which resulted in fewer revenues to Cherokee than we otherwise may have received from Target absent such announcement.

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

In Direct to Retail licensing, we grant retailers a license to use our trademarks on certain categories of merchandise. In many cases, the licensee is responsible for designing and manufacturing the merchandise, although we typically collaborate with our licensees’ product development staff and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks. Over the past two decades, the Direct to Retail licensing model has become more widely accepted by many retailers worldwide, and our business plan is largely based on the continued success of this model with our current licensees and with new retailers we may solicit to license our brands in new territories and additional product categories as we seek to expand our business. Although we believe there are increasing trends towards consolidation of retailers and de-emphasis on the manufacture of private label merchandise, which would support the growth of our Direct to Retail licensing model, this belief may turn out to be wrong. If our current or potential future retail licensees do not perceive our Direct to Retail licensing model to be advantageous to them, then they may move away from this model and instead embrace alternatives, such as purchasing from wholesalers or manufacturing private label products. Such a change in perception could occur for a variety of reasons, including reasons based on retailers’ beliefs or expectations that do not turn out to be accurate.

Our business is largely dependent on royalties from Target.

Royalty revenues from our Cherokee brand at Target accounted for greater than 40% of our consolidated revenues during each of Fiscal 2015, Fiscal 2014, and Fiscal 2013. We could suffer substantially decreased royalty revenues and cash flow if Target were to reduce its sales of Cherokee branded products, even if Target continues to pay the minimum annual royalty of $10.5 million required under our license agreement with Target. For instance, in January 2015, Target announced the discontinuation of its operations in Canada. Moreover, any further limitations of Target’s operations could severely reduce its sales of products bearing our brands and its royalty payments to us. Replacing the royalty payments received from Target would be a significant challenge and we might not be successful in doing so, and the termination of this license agreement, which currently extends through January 31, 2017, would have a material adverse effect upon our revenues and cash flow. In addition, in September 2012 we expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the Liz Lange brand, which we assumed in connection with our acquisition of assets related to such brand. We further expanded our relationship with Target in connection with our January 2013 acquisition of rights to the Cherokee brand in the category of school uniforms. We acquired the Liz Lange brand as well as our rights to the Cherokee brand for the school uniforms category in part based upon our expectation that revenues from Target for this brand and the school uniforms category will grow in future periods, although such revenue growth may never occur. As a result of our reliance on Target, our continued success is dependent on various factors affecting Target’s business, including, for example, perceptions of Target by consumers in the United States. For example, we believe that sales of Cherokee branded products at Target in the United States after the fourth quarter of Fiscal 2014 were adversely impacted following Target’s announcement of unauthorized access to payment card data in U.S. stores.

Revenues from our Hawk and Tony Hawk brands depend on Kohl’s.

In January 2014, we acquired the Hawk and Tony Hawk brands from Quiksilver, Inc. Concurrently with this acquisition, we entered into a retail license agreement with Kohl’s , pursuant to which Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States. We agreed to this exclusive license in part based upon our expectation that revenues from Kohl’s for such brands will grow in future periods, although this expectation may turn out to be wrong and such revenue growth may never occur beyond the $4.8 million minimum annual royalty guaranteed under the license agreement.  We have recently entered into a new agreement to license the Hawk and Tony Hawk brands in the United Kingdom, but we do not expect to generate any material revenue from this license in fiscal year 2016.

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

Our performance is subject to worldwide economic conditions and its corresponding impact on levels of consumer spending, which may affect our licensees’ sales. It is difficult to predict future levels of consumer spending and any such predictions are inherently uncertain. Many factors affect the level of consumer spending in the apparel industries, including, among others, prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of economic uncertainty, we may not be able to maintain or increase our revenues. As a result, our operating results may be materially affected by trends in the United States or global economy.

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

We market and license our brands outside the United States. Many of our licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees. During the first three months of Fiscal 2016, greater than 25% of our revenues were derived from our international licensees. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees; (iv) competition from foreign companies; (v) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (vi) less effective and less predictable protection and enforcement of our intellectual property; (vii) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (viii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (ix) potentially adverse tax consequences; and (x) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

Additionally, and because the majority of our international revenue is denominated in U.S. dollars, fluctuations in the value of the U.S. dollar relative to the foreign currencies of our international licensees’ operations may negatively impact our royalty revenues. The main foreign currencies we encounter in our operations are the Mexican Peso, the EURO, the Great British Pound, the South African Rand, the Japanese Yen, the Chinese Yuan, and the Canadian Dollar. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

We regularly evaluate opportunities to acquire or represent new brands. During the past three years, we have consummated three significant acquisitions: our acquisition of the Liz Lange brands in September 2012; our acquisition of various rights to the Cherokee brand in the category of school uniforms in January 2013; and our acquisition of the Hawk and Tony Hawk signature apparel brands in January 2014. In addition, in February 2013, we commenced a relationship with Alessandra Ambrosio to market and represent her brand àle by alessandra. We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio of products and services or expand the breadth of our markets. Our history of acquiring and integrating acquisitions is limited, and we may not be successful in realizing the expected benefits from an acquisition. Future success depends, in part, upon our ability to manage an expanded portfolio of brands, which could pose substantial challenges for management. Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating the brands; (ii) significant future charges relating the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) diversion of management’s attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; and (viii) risks associated with entering markets in which we have no or limited prior experience. Accordingly, our recent acquisitions as well as any future transaction that we pursue could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The size of our credit facility currently totals $37.6 million, of which approximately $23 million was outstanding as of May 2, 2015, and is evidenced by (i) two five-year term notes, which were issued on January 31, 2013 and January 10, 2014 in the principal amounts of $16.6 million and $19 million, respectively, and (ii) a three-year revolving line of credit, pursuant to which we may borrow up to $2 million in principal.

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

In addition, the terms of our indebtedness contain various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain JPMorgan’s consent before we can: (i) incur additional indebtedness, (ii) consummate acquisitions, mergers or consolidations, (iii) issue any equity securities other than pursuant to our employee equity incentive plans or programs, or (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. The credit facility also imposes financial covenants, including a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and a limitation of our “senior funded debt ratio” to not exceed a ratio equal to (i) 2.25 to 1.00 through our fiscal quarter ending January 31, 2016, and (ii) 2.00 to 1.00 thereafter. Further, as collateral for the credit facility, we granted a security interest in favor of JPMorgan in all of our assets (including trademarks), and our indebtedness is guaranteed by Cherokee’s wholly owned subsidiaries. In the event of a default under the credit facility, JPMorgan has the right to terminate its obligations under the credit facility, accelerate the payment on any unpaid balance of the credit facility and exercise its other rights including foreclosing on our assets under the related security agreements. Our failure to comply with the terms of our indebtedness could result in a material adverse effect to our business, including our financial condition and our liquidity.

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

The determination regarding the payment of dividends is subject to the discretion of our Board of Directors, and therefore we may not pay any dividends in future periods, whether or not we generate sufficient cash to do so. In addition, pursuant to our credit facility with JPMorgan, we are prohibited from paying dividends without JPMorgan’s consent and in the event that we would be in violation of our covenant regarding our “fixed charge coverage ratio” after giving effect to any proposed dividend or are otherwise then in default of such agreement.

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

Despite the implementation of security measures, our internal computer systems and those of our licensees are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Although we have not experienced any such cybersecurity or system failure, accident or breach to date, some of our licensees, including Target, have experienced such events. If such an event were to occur to our internal systems, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, loss of or damage to our data or applications, inappropriate disclosure of confidential or proprietary information, or the incurrence of other material liabilities. If additional such events were to occur to our licensees’ systems, our royalty revenues could be reduced or disrupted due to decreased sales of our branded products as a result of reputational damage or diversion of costs and other resources from selling products bearing our brands. Any of these events could severely harm our business, results of operations and prospects.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at May 2, 2015 and January 31, 2015; (ii) Consolidated Statement of Operations for the three months ended May 2, 2015 and May 3, 2014, 2013; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended May 2, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended May 2, 2015 and May 3, 2014; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 11, 2015

CHEROKEE INC.

	By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)