Form 10-Q
period 2015-08-01
CHEROKEE INC
filed 2015-09-10
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2015.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2015
Common Stock, $.02 par value per share	8,713,366

CHEROKEE INC.

Part 1. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	August 1, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,797	$7,581
Receivables	8,317	7,425
Income taxes receivable	1,291	919
Prepaid expenses and other current assets	446	431
Deferred tax asset	412	412
Total current assets	20,263	16,768
Trademarks, net	40,706	39,821
Deferred tax asset	272	858
Property and equipment, net	1,251	1,165
Other assets	44	48
Total assets	$62,536	$58,660

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$1,624	$1,720
Current portion of long term debt	7,308	7,308
Income taxes payable	—	—
Deferred revenue—current	38	17
Accrued compensation payable	556	1,430
Total current liabilities	9,526	10,475
Long term liabilities:
Long term debt	14,182	17,836
Income taxes payable	399	391
Other non-current	356	121
Total liabilities	24,463	28,823
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,713,366 issued and outstanding at August 1, 2015 and 8,558,411 issued and outstanding at January 31, 2015	174	171
Additional paid-in capital	26,756	24,024
Retained earnings	11,143	5,642
Total stockholders’ equity	38,073	29,837
Total liabilities and stockholders’ equity	$62,536	$58,660

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(amounts in thousands, except per share amounts)

	Three Months ended		Six Months ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Royalty revenues	$8,482	$8,764	$18,712	$18,725
Selling, general and administrative expenses	5,131	4,818	9,361	9,380
Amortization of trademarks	211	233	421	466

Operating income	3,140	3,713	8,930	8,879

Other income (expense):
Interest (expense)	(165)	(212)	(340)	(452)
Interest income and other income (expense), net	(2)	—	(2)	—

Total other income (expense), net	(167)	(212)	(342)	(452)

Income before provision for income taxes	2,973	3,501	8,588	8,427

Income tax provision	1,045	1,249	3,087	2,583

Net income	$1,928	$2,252	$5,501	$5,844

Basic earnings per share	$0.22	$0.27	$0.64	$0.70

Diluted earnings per share	$0.22	$0.27	$0.62	$0.69

Weighted average shares outstanding:
Basic	8,691	8,414	8,631	8,405

Diluted	8,951	8,457	8,875	8,439

Dividends declared per share	$0.00	$0.05	$0.00	$0.10

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(amounts in thousands)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$1,928	$2,252	$5,501	$5,844
Other comprehensive income	—	—	—	—
Comprehensive income	$1,928	$2,252	$5,501	$5,844

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at January 31, 2015	8,558	$171	$24,024	$5,642	$29,837
Stock-based compensation	—	—	943	—	943
Tax effect from stock option exercises	—	—	138	—	138
Stock option exercises and equity issuances, net of tax	155	3	1,651	—	1,654
Net income	—	—	—	5,501	5,501
Balance at August 1, 2015	8,713	$174	$26,756	$11,143	$38,073

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Six Months Ended
	August 1, 2015	August 2, 2014
Operating activities
Net income	$5,501	$5,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206	209
Amortization of trademarks	421	466
Deferred income taxes	(68)	371
Reversal of uncertain tax liabilities	—	(736)
Stock-based compensation	943	424
Excess tax benefit from share-based payment arrangements	(240)	(9)
Other, net	257	19
Changes in operating assets and liabilities:
Receivables	(892)	(2,112)
Prepaids and other current assets	(15)	(196)
Income taxes receivable and payable, net	426	290
Accounts payable and other accrued payables	(96)	(478)
Deferred revenue	21	(39)
Accrued compensation	(1,077)	267

Net cash provided by operating activities	5,387	4,320

Investing activities
Purchase of property and equipment	(292)	(371)
Purchases of trademarks, including registration and renewal cost	(1,306)	(46)

Net cash used in investing activities	(1,598)	(417)

Financing activities
Payments of JPMorgan Term Loan	(3,672)	(3,355)
Proceeds from exercise of stock options	1,859	320
Excess tax benefit from share-based payment arrangements	240	9
Dividends	—	(420)

Net cash used in financing activities	(1,573)	(3,446)

Increase (decrease) in cash and cash equivalents	2,216	457
Cash and cash equivalents at beginning of period	7,581	3,634

Cash and cash equivalents at end of period	$9,797	$4,091

Cash paid during period for:
Income taxes	$2,551	$2,719
Interest	319	433
Non-cash financing activities:
Accrued and declared dividends	$—	$422

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of August 1, 2015 and for the three and six month periods ended August 1, 2015 and August 2, 2014 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Cherokee Inc. (“Cherokee” or the “Company”) and its subsidiaries and have not been audited by independent registered public accountants, but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee are necessary for a fair statement of the financial position and the results of operations for the periods presented.  All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of January 31, 2015 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and six month periods ended August 1, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

As used herein, the term “First Quarter” refers to the three months ended May 2, 2015; the term “Second Quarter” refers to the three months ended August 1, 2015; the term “Six Months” refers to the six months ended August 1, 2015;  the term “Fiscal 2016” refers to the fiscal year ending January 30, 2016; the term “Fiscal 2015” refers to the most recent past fiscal year ended January 31, 2015; and the term “Fiscal 2014” refers to the fiscal year ended February 1, 2014.

(2)   Summary of Significant Accounting Policies

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company’s licensees, current economic conditions, bankruptcy, and other factors that may affect the Company’s licensees’ ability to pay. There was no allowance for doubtful accounts as of August 1, 2015 or January 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued new guidance surrounding revenue from contracts with customers noting that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date for all entities by one year. This guidance is effective for fiscal periods beginning after December 15, 2017. The anticipated impact of the adoption of this guidance on the Company is still being evaluated.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents.  At August 1, 2015 and January 31, 2015, the Company’s cash and cash equivalents exceeded Federal Deposit Insurance Corporation (“FDIC”) limits.

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

The Company’s royalty revenue recognition policy provides for recognition of royalties in the quarter earned. The Company’s agreement with Target Corporation (“Target”) for the Cherokee brand in the U.S. accounts for the majority of the Company’s historical revenues and is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved by Target. With respect to Target’s sales in the U.S. of Cherokee branded products other than in the school uniforms category and adult products sold on Target’s website, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data after defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company’s royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company’s agreement with Target. The amount of Cherokee brand royalty revenue earned by the Company from Target in any quarter is dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company’s first quarter to be the Company’s highest revenue and most profitable quarter and the Company’s fourth quarter to be the Company’s lowest revenue and least profitable quarter. However, such historical patterns may vary in the future depending upon the terms of any new license agreements, retail sales volumes achieved in each quarter from Target and revenues the Company receives from Target or other licensees that may or may not be subject to reduced royalty rates based upon cumulative sales, including with respect to the Company’s Liz Lange and Completely Me by Liz Lange brands, Cherokee brand in the school uniforms category, Cherokee adult products sold on Target’s website, and the Hawk and Tony Hawk brands.

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

Foreign Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company’s licensees directly to their local tax authorities.

Property and Equipment

Property and equipment consist of the following:

	August 1, 2015	January 31, 2015
Computer Equipment	$523	$426
Software	79	62
Furniture and Store Fixtures	1,633	1,457
Leasehold Improvements	415	413
Less: Accumulated depreciation	(1,399)	(1,193)
Property and Equipment, net	$1,251	$1,165

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

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the remaining term of the licensee agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the lease term.  Depreciation expense was $111 and $206 for the three and six month periods ended August 1, 2015 and $107 and $209 for the three and six month periods ended August 2, 2014, respectively.

Earnings Per Share Computation (amounts in thousands, including share amounts)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended August 1, 2015 and August 2, 2014:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$1,928	$2,252	$5,501	$5,844

Denominator:
Denominator for net income per common share — weighted average shares	8,691	8,414	8,631	8,405
Effect of dilutive securities:
Stock options	260	43	244	34

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,951	8,457	8,875	8,439

The computation for diluted number of shares excludes unexercised stock options which are anti-dilutive. There were 193 and 129 anti-dilutive shares for the three and six month periods ended August 1, 2015, respectively, and 961 and 884 anti-dilutive shares for each of the three and six months periods ended August 2, 2014.

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

Significant Contracts

The terms of the Company’s relationship with Target as of the date of this report are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and amended (i) on January 31, 2013 to add the category of school uniforms, (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee branded products in the category of adult merchandise sold on Target’s website (target.com) in Fiscal 2015 and in future periods and (iii) on January 6, 2014 to reflect Target’s election to renew the agreement through January 31, 2017 and to provide that Target can renew the agreement for successive two (2) year periods, provided that it satisfies the minimum guaranteed royalty payment of $10,500 for the preceding fiscal year (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. On September 3, 2015, Target orally informed the Company that the Restated Target Agreement would not be renewed and will terminate at the end of its current term, which expires January 31, 2017.  The non-renewal was confirmed in writing on September 4, 2015.  The Restated Target Agreement, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee in Fiscal 2016 and 2017 through its expiration.

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

Stock-based compensation expense recognized in selling, general and administrative expenses for stock options for the Six Months was $943, as compared to $424 for the comparable period in the prior year.

A summary of all activity for the Company’s stock options for the Six Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding, at January 31, 2015	1,185,767	$15.89	3.49	$2,910
Granted	335,000	$22.79
Exercised/cancellations for net settlements	(261,097)	17.06
Expired/forfeited	(146,667)	$17.33

Outstanding, at August 1, 2015	1,113,003	$17.50	4.56	$11,159

Vested and Exercisable at August 1, 2015	550,161	$15.50	3.18	$6,616

As of August 1, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2,665, which is expected to be recognized over a weighted average period of approximately 2.48 years. The total fair value of all options which vested during the Six Months was $603.

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

Pursuant to a compensation program for non-employee directors adopted by the Compensation Committee, at the meeting of the Board of Directors held immediately following the annual stockholder meeting in June each year, each non-employee member of the Board of Directors must make an election regarding the percentage, up to 100%, of his annual compensation for service on the Board of Directors to be paid in equity, in the form of restricted stock units (“RSU’s”). All of the RSU’s issuable under this program in June 2014 were approved and granted on July 28, 2014. The RSU’s awarded to the non-employee directors are subject to the terms of the 2013 Plan and RSU agreements that provide for quarterly vesting over a one year service period of August 4, 2014 through August 3, 2015, subject to acceleration of vesting upon the earlier to occur of the following: (i) a change in control of the Company, (ii) the death of the recipient or (iii) the recipient’s failure to be re-elected to the Board of Directors in any election in which the recipient stands for re-election. The fair value of these awards was measured on the effective date of grant using the price of the Company’s common stock. At the Board meeting held immediately following the annual stockholder meeting in June 2015, all of the non-employee directors elected to take all of their annual compensation for service on the Board in cash for the following year.

In June 2015, the Compensation Committee of the Company’s Board of Directors granted RSUs and stock options to each member of the Board of Directors and to each of the Company’s executive officers under the 2013 Plan. All of the equity awards approved at that meeting vest in equal annual installments over three years, such that the full grants shall be vested on the 3rd anniversary of the grant date. The fair value of the RSU awards was measured on the effective date of grant using the price of the Company’s common stock.

In August 2014, the Compensation Committee of the Company’s Board of Directors granted a sales-based performance-based equity award to an employee under the 2013 Plan, which vests in five increments dependent upon achievement of certain annual sales targets. The fair value of this award was measured on the effective date of grant using the price of the Company’s common stock.

Stock-based compensation expense for shares of restricted stock and performance stock units for the Six Months was $488 compared to $96 for the comparable period in the prior year.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at January 31, 2015	76,936	$13.02
Granted	160,000	22.94
Vested	(20,789)	15.44
Forfeited	—	—
Unvested stock at August 1, 2015	216,147	$20.13

As of August 1, 2015, total unrecognized stock-based compensation expense related to restricted stock and performance stock units was approximately $231, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Trademarks

The Company holds various trademarks including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Everyday California®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in a number of other countries. The Company also holds trademark applications for Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Sideout Sport, Carole Little, Chorus Line, Saint Tropez-West, All That Jazz, and others in numerous countries. The Company intends to renew these registrations, as appropriate, prior to expiration. The Company monitors on an ongoing basis unauthorized uses of the Company’s trademarks, and relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect the Company’s intellectual property rights both domestically and internationally.

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

Acquisition of Everyday California® Lifestyle Brand

On May 14, 2015, Cherokee consummated an asset purchase agreement with Everyday California Holdings, LLC, under which it acquired various assets related to the Everyday California® Lifestyle Brand and related trademarks. The consideration for the assets consisted of an initial cash payment and contingent cash payments dependent upon performance of the assets during Fiscal years 2017 and 2018.

Trademarks consist of the following:

	August 1, 2015	January 31, 2015
Acquired Trademarks	$49,255	$47,994
Other Trademarks	8,666	8,621
Accumulated amortization	(17,215)	(16,794)
Total	$40,706	$39,821

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

Income Taxes

Income tax expense of $1,045 was recognized for the Second Quarter, resulting in an effective tax rate of 35.1% in the Second Quarter, as compared to 35.7% in the second quarter of last year and compared to 32.4% for the full year of Fiscal 2015. The effective tax rate for the Second Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

The amount of unrecognized tax benefits was approximately $449 and $449, respectively, at August 1, 2015 and January 31, 2015. At August 1, 2015, approximately $296 of unrecognized tax benefits would, if recognized, affect the effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for the Second Quarter was $5 as compared with $1 in the second quarter of last year. As of August 1, 2015 and January 31, 2015, respectively, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $94 and $84.

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

Marketing and Advertising

Generally, the Company’s “Direct to Retail” licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs totaled $730 and $664 for the six month periods ended August 1, 2015 and August 2, 2014, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories, thus providing an identifiable benefit to Cherokee. The amounts paid for such marketing expenses during the six month periods ended August 1, 2015 and August 2, 2014 were $332 and $118, respectively, and are included in the total marketing, advertising and promotional costs.

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

Comprehensive Income

Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended August 1, 2015 and August 2, 2014, the Company has no comprehensive income components and accordingly, net income equals comprehensive income.

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

(3)    Debt

Credit Agreement with JPMorgan Chase

On September 4, 2012, and in connection with the acquisition of the “Liz Lange” and “Completely Me by Liz Lange” brands, Cherokee and JPMorgan Chase (or “JPMorgan”) entered into a credit agreement (as amended, the “Credit Agreement”), which was amended on January 31, 2013 in connection with the Company’s acquisition of rights related to the Cherokee brand in the school uniforms category and was further amended on January 10, 2014 in connection with the Hawk Acquisition. Effective January 10, 2014, Cherokee and JPMorgan entered into amendments to each of (i) the Credit Agreement, (ii) the existing term note, which was originally issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 31, 2013 (as amended, the “2013 Term Note”) and (iii) the line of credit note, which was issued by Cherokee in favor of JPMorgan as of September 4, 2012 (as amended, the “Revolver”). In addition, pursuant to the Credit Agreement, JPMorgan issued to Cherokee a new term note (the “2014 Term Note” and, together with the foregoing amendments, the “Loan Agreement Amendments”) in the principal sum equal to the purchase price in the Hawk Acquisition, or $19,000. The 2014 Term Note bears interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bimonthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the one month LIBOR rate plus 2.5%. Pursuant to the Credit Agreement, the definition of “senior funded debt ratio” requires that Cherokee not exceed a ratio equal to (i) 2.50 to 1.00 until the fiscal quarter ending October 31, 2014, (ii) 2.25 to 1.00 from the fiscal quarter ending January 31, 2015 until the fiscal quarter ending January 31, 2016, and (iii) 2.00 to 1.00 thereafter. Prior to the effectiveness of the January 2014 amendment to the Credit Agreement, such limitation on Cherokee’s senior funded debt ratio was fixed at 2.00 to 1.00 for all periods. In addition, pursuant to the Loan Agreement Amendments, the interest rate that applies to the 2013 Term Note and to the Revolver was amended to equal either: (i) an adjusted annual LIBOR rate reset monthly, bimonthly or quarterly, plus 2.25% or 2.5% depending on the applicable senior funded debt ratio or (ii) the JPMorgan’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR Rate plus 2.5%.

Following the issuance of the 2014 Term Note, Cherokee’s total borrowings under the Credit Agreement (collectively, the “Loan”) is evidenced by (i) the 2013 Term Note, which was issued in the principal amount of $16,600 and is payable on a quarterly basis through August 2017 and of which $7,975 was outstanding as of August 1, 2015, (ii) the Revolver, which provides Cherokee with a revolving line of credit in the principal amount of $2,000, none of which is outstanding as of August 1, 2015 and (iii) the 2014 Term Loan, which was issued in the principal amount of $19,000 and is payable on a quarterly basis through November 2018 and of which approximately $13,617 is outstanding as of August 1, 2015. Cherokee paid an upfront fee equal to $95 in connection with the issuance of the 2014 Term Loan.

Consistent with the existing terms of the Credit Agreement, the Loan is secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee’s business, including covenants that require Cherokee to obtain JPMorgan’s consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis following the Hawk Acquisition, (iii) issue any equity securities other than pursuant to Cherokee’s employee equity incentive plans or programs and (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to Cherokee’s stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee’s assets (including trademarks) as collateral for the Loan. In the event of a default under the Credit Agreement, JPMorgan has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights, including foreclosing on Cherokee’s assets under the security agreements. As of August 1, 2015, the Company was in compliance with these financial covenants.

Target’s election not to renew the Restated Target Agreement triggered an event of default under the Credit Agreement, but JPMorgan and the Company have entered into a Forbearance Agreement pursuant to which JPMorgan has agreed that it will not exercise any of its rights or remedies under the Credit Agreement solely with respect to such event of default through October 12, 2015.  The Company intends to seek a waiver of the event of default during the forbearance period, but no assurance can be given that such waiver will be issued, or if issued, that it will be on terms favorable to the Company.

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

Litigation

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of August 1, 2015 or January 31, 2015 related to any of the Company’s legal proceedings.

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

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
U.S. and Canada	$6,069	$6,092	$13,809	$13,663
Asia	936	932	1,805	1,804
Latin America	608	795	1,153	1,443
All Others	762	654	1,434	1,189
United Kingdom and Europe	107	291	511	626
Total	$8,482	$8,764	$18,712	$18,725

Long-lived tangible assets have been located in the U.S., United Kingdom, Mexico and Asia with net values of approximately $926, $0, $267 and $58 as of August 1, 2015 and net values of approximately $794, $0, $299 and $72 as of January 31, 2015.

(6) Subsequent Events

On September 3, 2015, Target orally informed the Company that it would not renew the Restated Target Agreement which expires at the end of its current term on January 31, 2017.  Target confirmed the non-renewal in writing on September 4, 2015.  The Restated Target Agreement, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee in Fiscal 2016 and 2017 through its expiration. Target’s election not to renew the Restated Target Agreement triggered an event of default under the Credit Agreement, but JPMorgan and the Company have entered into a Forbearance Agreement pursuant to which JPMorgan has agreed that it will not exercise any of its rights or remedies under the Credit Agreement solely with respect to such event of default through October 12, 2015.  The Company intends to seek a waiver of the event of default during the forbearance period, but no assurance can be given that such waiver will be issued, or if issued, that it will be on terms favorable to the Company.

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

As used in this discussion and analysis, “Cherokee”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, the term “First Quarter” refers to the three months ended May 2, 2015; the term “Second Quarter” refers to the three months ended August 1, 2015; the term “Six Months” refers to the six months ended August 1, 2015;  the term “Fiscal 2016” refers to the fiscal year ending January 30, 2016; the term “Fiscal 2015” refers to the most recent past fiscal year ended January 31, 2015; and the term “Fiscal 2014” refers to the fiscal year ended February 1, 2014.

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

Overview

Cherokee is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little, Everyday California and àle by alessandra brands and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading global licensors of style focused lifestyle brands for apparel, footwear, home and accessories. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We enter into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them our proprietary 360-degree platform. Cherokee provides its licensees with a proprietary 360-degree platform that seamlessly integrates with the DTR model. Our retail responsiveness process and 360-degree unique value proposition have allowed for Cherokee to address the growing power of the consumer and the present and future needs of the retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that are constantly being measured, evaluated and incorporated into our 360-degree platform, we believe Cherokee has become a key strategic partner to our licensees. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. As of August 1, 2015, we had thirty-one continuing license agreements covering both domestic and international markets, thirteen of which pertained to the Cherokee brand.

We derive revenues from licensing our trademarks to retailers all over the world. Our current retail licensee relationships cover over fifty countries and over 8,000 retail stores and online businesses and include relationships with Target, Kohl’s, RT Mart, Comercial Mexicana, TJ Maxx, Nishimatsuya, Sears Canada and Argos. Our two most significant licensees are Target Corporation (“Target”) and Kohl’s Illinois, Inc. (“Kohl’s”).

Recent Developments

On September 3, 2015, Target orally informed us that it would not renew the restated license agreement for the Cherokee brand in the U.S which expires at the end of its current term on January 31, 2017.  Target confirmed the non-renewal in writing on September 4, 2015.  The restated Target license agreement, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee in Fiscal 2016 and 2017 through its expiration.

Target’s election not to renew the license agreement for the Cherokee brand in the U.S. triggered an event of default under our credit agreement with JPMorgan, but we and JPMorgan have entered into a Forbearance Agreement pursuant to which JPMorgan has agreed that it will not exercise any of its rights or remedies under the credit agreement solely with respect to such event of default through October 12, 2015.  We intend to seek a waiver of the event of default during the forbearance period, but no assurance can be given that such waiver will be issued, or if issued, that it will be on terms favorable to us.

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

Results of Operations

The following table sets forth for the periods indicated certain of our consolidated financial data.

(amounts in thousands)	Three Months ended August 1, 2015	Three Months ended August 2, 2014	Six Months ended August 1, 2015	Six Months ended August 2, 2014
Royalty revenues	$8,482	$8,764	18,712	18,725
Selling, general, administrative and amortization expenses	5,342	5,051	9,782	9,846
Operating income	3,140	3,713	8,930	8,879
Interest (expense) and other income/expense, net	(167)	(212)	(342)	(452)
Income tax provision	1,045	1,249	3,087	2,583
Net income	$1,928	$2,252	5,501	5,844

Revenues

In the three and six month periods ended August 1, 2015, our revenues totaled $8.5 million and $18.7 million, respectively, as compared to $8.8 million and $18.7 million in the three and six month periods ended August 2, 2014. Revenues for the second quarter and six month periods ended August 1, 2015 and August 2, 2014 were primarily generated from licensing our trademarks to retailers and to a lesser extent wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The decrease in revenues was principally due to the strengthening of the U.S. dollar and the transition and timing around the launches of Sears Canada and Argos.  We are transitioning in Canada from Target Canada to Sears Canada for our Cherokee and Liz Lange brands and from Tesco to Argos in the United Kingdom for our Cherokee brand. We expect revenues from these new licensees to begin during the third quarter of Fiscal 2016 for Argos and during the first quarter of Fiscal 2017 for Sears Canada.

Total worldwide retail sales of merchandise bearing the Cherokee brand totaled $302 million and $632 million and approximately $321 million and $663 million in the second quarter and six month periods of Fiscal 2016 and Fiscal 2015, respectively.

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

The following table sets forth our revenues by brand for the three and six months ended August 1, 2015 and August 2, 2014.

	Three Months ended August 1, 2015		Three Months ended August 2, 2014		Six Months ended August 1, 2015		Six Months ended August 2, 2014
(dollar amounts in thousands) Royalty Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
Cherokee Brand Royalty Revenues	$6,148	72%	$6,568	75%	$14,092	75%	$14,464	77%
Hawk Brand Royalty Revenues	1,335	16%	1,209	14%	2,550	14%	2,449	13%
Liz Lange Brand Royalty Revenues	729	9%	814	9%	1,400	8%	1,463	8%
All Other Brand Revenues	270	3%	173	2%	670	3%	349	2%
Total Royalty Revenue	$8,482	100%	$8,764	100%	$18,712	100%	$18,725	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for the three and six months ended August 1, 2015 and August 2, 2014.

	Three Months Ended August 1, 2015		Three Months Ended August 2, 2014		Six Months Ended August 1, 2015		Six Months Ended August 2, 2014
	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue	Royalty Revenue	% of Total Revenue
U.S. and Canada	$6,069	72%	$6,092	70%	$13,809	74%	$13,663	73%
Asia	936	11%	932	11%	1,805	9%	1,804	10%
Latin America	608	7%	795	9%	1,153	6%	1,443	8%
All Others	762	9%	654	7%	1,434	8%	1,189	6%
United Kingdom and Europe	107	1%	291	3%	511	3%	626	3%
Total	$8,482	100%	$8,764	100%	$18,712	100%	$18,725	100%

U.S. and Canada

Target

Target currently has approximately 1,790 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were slightly higher in the Second Quarter at approximately $230 million from $229 million in the second quarter of last year. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products in certain product categories in the U.S. during each fiscal year. Target also pays fixed royalty rates for Target’s sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and sales of Cherokee branded products in the category of school uniforms. In addition, Target pays a fixed percentage of net sales of its products bearing the Liz Lange brand in the U.S.

Under the current terms of the restated Target agreement, the minimum annual guaranteed royalty for Target is $10.5 million and applies to all sales made by Target in the United States, other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum annual guaranteed royalty of $0.8 million).

Royalty revenues from our Cherokee brand at Target U.S., which excludes sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category were $3.6 million and $9.0 million in the Second Quarter and Six Months, which accounted for 43%, and 48%, respectively, of our consolidated revenues for such periods. Royalty revenues from our Cherokee brand at Target were $3.6 million and $9.1 million for the second quarter and six months of last year, which accounted for 41%, and 48%, respectively, of our consolidated revenues during such periods. On September 3, 2015, Target orally informed us that it would not renew the restated license agreement for the Cherokee brand in the U.S which expires at the end of its current term on January 31, 2017.  Target confirmed the non-renewal in writing on September 4, 2015.  The restated Target license agreement, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee in Fiscal 2016 and 2017 through its expiration.

Kohl’s

Kohl’s currently has approximately 1,200 stores in the United States. Retail sales of Hawk or Tony Hawk branded products at Kohl’s totaled $22.4 million and $41.2 million in the Second Quarter and Six Months, compared to $28.0 million and $53.8 million in the second quarter and six months of last year.

Because retails sales did not exceed the contractual minimum guarantees, royalty revenues from our Hawk brand at Kohl’s remained flat at $1.2 million and $2.4 million in the Second Quarter and Six Months, which accounted for 14% and 13% of our consolidated revenues for such periods.

United Kingdom and Europe

We terminated our license agreement with Tesco as of January 31, 2015 and entered into a new license agreement with Argos, a subsidiary of Home Retail Group plc, which launched a broad assortment of Cherokee lifestyle products online, in catalog and in more than 750 Argos stores across the United Kingdom and Ireland in late July 2015. We expect revenues from Argos licensees to begin during the third quarter of Fiscal 2016.

Latin America, Asia and others

Other international royalty revenues in the Second Quarter decreased to $2.4 million from $2.7 million in the second quarter of Fiscal 2015, representing a 9.7% decrease. Other international royalty revenues in the Six Months decreased to $4.9 million from $5.1 million in the first six months of Fiscal 2015, representing a 3.1% decrease.  The decreases were principally due to the strengthening of the U.S. dollar. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, and other territories. In local currencies, the majority of these licensees had growth in retail sales for the Six Months.

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against an international licensee’s foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar strengthened, the estimated cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the Second Quarter and Six Months in comparison to the second quarter and six months of Fiscal 2015 was an approximate $0.2 million decrease and an approximate $0.4 million decrease, respectively.

Selling, General and Administrative

The following table sets forth additional detail information regarding the components for selling, general and administrative expenses for the three and six months ended August 1, 2015 and August 2, 2014.

(amounts in thousands)	Three Months ended August 1, 2015	Three Months ended August 2, 2014	Six Months ended August 1, 2015	Six Months ended August 2, 2014
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$2,273	$2,562	$4,465	$5,228
Corporate expenses	1,597	1,035	2,367	2,041
Marketing expenses	622	664	1,019	990
Product development expenses	169	215	361	488
Non cash stock compensation	359	234	943	424
Depreciation and amortization	322	341	627	675
Total selling, general, administrative and amortization expenses	$5,342	$5,051	$9,782	$9,846

Selling, general and administrative expenses, including amortization of trademarks, were $5.3 million and $9.8 million for the Second Quarter and Six Month period of Fiscal 2016, respectfully, compared to $5.1 million and $9.8 million for the second quarter and six month period of Fiscal 2015, representing an increase of $0.2 million for the quarter. The increase in selling, general, and administrative expenses for the quarter is due primarily to an increase in professional fees related to the protection of intellectual property, legal and due diligence costs related to potential acquisitions and stock based compensation. For the Six Month period, the increased professional fees and stock based compensation were offset by decreases in personnel expenses, with the result that total expenses remained relatively flat from the prior year.

Interest and Other Income

Our interest expense for the Second Quarter and Six Months was $0.2 million and $0.3 million compared to $0.2 million and $0.5 million for the second quarter and first six months of Fiscal 2015.

Tax Provision

During the Second Quarter and Six Months, we recorded a tax provision of $1.0 million and $3.1 million, which equates to an effective tax rate of 35.1% and 35.9%, as compared to a tax provision of $1.2 million and $2.6 million, and an effective tax rate of 35.7% and 30.7% recorded for the second quarter and first six months of last year. The effective tax rate for the Second Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

Net Income

During the Second Quarter and Six Months, our net income was $1.9 million and $5.5 million, or $0.22 and $0.62 per diluted share, respectively, compared to $2.3 million and $5.8 million, or $0.27 and $0.69 per diluted share, respectively, for the second quarter and first six months of last year.

Liquidity and Capital Resources

Cash Flows.  On August 1, 2015, we had cash and cash equivalents of $9.8 million, which represented an increase of $2.2 million from January 31, 2015.

During the Six Months, cash provided by our operations was $5.4 million, compared to $4.3 million for the first six months of Fiscal 2015. The increase of $1.1 million during the Six Months was primarily due to the changes in:  (i) reversal of uncertain tax liabilities as there were none in the Six Months, as compared to an increase of $0.7 million in the first six months of Fiscal 2015 (ii) accounts receivable increased by $0.9 million in the Six Months, as compared to an increase of $2.1 million in the same period in the prior year, which was primarily due to the increase in royalty revenues from the Tony Hawk brand in Fiscal 2015; (iii) accrued compensation, which decreased by $1.1 million in the Six Months as compared to an increase of $0.3 million in the first six months of last year, which we attributed primarily to accruals for vesting of stock awards in the prior year as well as variances in bonus accruals.

Cash used by investing activities during the Six Months was $1.6 million, which consisted of capital expenditures of property and equipment and trademark registration and renewal costs, as well as a trademark acquisition.  In comparison, during the first six months of Fiscal 2015, cash used by investing activities was $0.4 million, which consisted of capital expenditures of property and equipment and trademark registration and renewal costs.

Cash used in financing activities was $1.6 million during the Six Months, which consisted of principal payments of $3.7 million on our term loan with JP Morgan, partially offset by proceeds from exercise of stock options of $1.9 million and excess tax benefit from share-based payment arrangements of $0.2 million.  In comparison, during the first six months of Fiscal 2015, cash used in financing activities was $3.5 million, which consisted of principal payments of $3.4 million for the term loan with JP Morgan and dividend payments of $0.4 million, partially offset by proceeds from exercise of stock options of $0.3 million.

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

Target’s election not to renew the license agreement for the Cherokee brand in the U.S. triggered an event of default under our credit agreement with JPMorgan, but we and JPMorgan have entered into a Forbearance Agreement pursuant to which JPMorgan has agreed that it will not exercise any of its rights or remedies under the credit agreement solely with respect to such event of default through October 12, 2015.  We intend to seek a waiver of the event of default during the forbearance period, but no assurance can be given that such waiver will be issued, or if issued, that it will be on terms favorable to us.

In the event that we are not able to obtain a waiver, JP Morgan has rights under the credit agreement which include accelerating payment of the outstanding balance of the loan.  We currently do not have sufficient cash to repay the loan balance in full and would have to seek alternatives to repay the remaining loan balance which could include refinancing the balance with another lender, obtaining proceeds from the sale of our equity securities or the sale of assets.  No assurance can be given that we will be successful in repaying the bank loan should JP Morgan accelerate the facility.

We cannot predict our revenues and cash flow that will be generated from operations in future periods with certainty, and our revenues and cash flows could be materially lower than we expect. If our revenues and cash flows are lower than we anticipate, or if our expenses are higher than we anticipate, then we may not have sufficient cash available to fund our planned operations and we could fall out of compliance with the terms of our credit facility or our other contractual commitments. In that case, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities. See “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.

As of August 1, 2015, we were not the guarantor of any other material third-party obligations and did not have any irrevocable repurchase obligations.

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

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and do not represent a material interest rate risk to us. In relation to our credit facility with JPMorgan, a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for the period ended August 1, 2015.

Foreign Currency

We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar, and significant fluctuations in exchange rates could materially impact our results of operations and cash flow. For the Six Months, revenues from international licensing activities comprised 28% of our total revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $0.5 million for the Six Months, which represents 3% of the total revenues reported. As the U.S. dollar strengthened, the estimated cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the Second Quarter in comparison to the second quarter of Fiscal 2015 was an approximate $0.4 million decrease. Such change is not considered to represent a material effect on our results of operations or cash flow.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of August 1, 2015.

(b)   Changes in Internal Control Over Financial Reporting.  During our most recent fiscal quarter, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

On September 3, 2015, Target orally informed us that it would not renew the restated license agreement for the Cherokee brand in the U.S which expires at the end of its current term on January 31, 2017.  Target confirmed the non-renewal in writing on September 4, 2015.  The restated Target license agreement, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee in Fiscal 2016 and 2017 through its expiration.

Target’s election not to renew the license agreement for the Cherokee brand in the U.S. triggered an event of default under our credit agreement with JPMorgan, but we and JPMorgan have entered into a Forbearance Agreement pursuant to which JPMorgan has agreed that it will not exercise any of its rights or remedies under the credit agreement solely with respect to such event of default through October 12, 2015.  We intend to seek a waiver of the event of default during the forbearance period, but no assurance can be given that such waiver will be issued, or if issued, that it will be on terms favorable to us.

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

Factors that may adversely affect our licensees and their sales of products bearing our brands include the following, among others: (i) weather, environmental or other conditions that may impact consumer shopping activity in retail stores; (ii) consumer preferences regarding fashion trends and styles, which can be region-dependent and subject to rapid and significant fluctuations; (iii) consumer preferences regarding where to shop; (iv) the growth of online shopping and the ability of our licensees to market and sell our branded products through these avenues; (v) changes in the availability or cost of capital in light of the financial condition and capital requirements of our licensees; (vi) shifts in the seasonality of shopping patterns; (vii) declining retail prices; (viii) labor strikes or other interruptions that impact supply chains and transport vendors, such as the recent labor strikes impacting ports in California and the Pacific Northwest and products that move through these channels; (ix) the impact of excess retail capacity; (x) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (xi) material acquisitions or dispositions; (xii) investments in new business strategies; (xiii) the success or failure of significant new business ventures or technologies; (xiv) actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; (xv) security breaches; (xvi) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events; and (xvii) the other risks discussed in this Item 1A. For example, we believe that sales of Cherokee branded products at Target in the United States after the fourth quarter of Fiscal 2014 were adversely impacted following Target’s announcement of unauthorized access to payment card data in U.S. stores, which resulted in lower revenues to Cherokee than we otherwise may have received from Target absent such announcement.

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

Royalty revenues from our Cherokee brand at Target accounted for greater than 40% of our consolidated revenues during each of Fiscal 2015, Fiscal 2014, and Fiscal 2013. On September 3, 2015, Target orally informed us that it would not renew the restated license agreement for the Cherokee brand in the U.S which expires at the end of its current term on January 31, 2017.  Target confirmed the non-renewal in writing on September 4, 2015.  The restated Target license agreement, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee in Fiscal 2016 and 2017 through its expiration. We could suffer substantially decreased royalty revenues and cash flow if Target were to reduce its sales of Cherokee branded products prior to expiration of its license, even if Target continues to pay the minimum annual royalty of $10.5 million required under our license agreement with Target. Replacing the royalty payments received from Target will be a significant challenge, and we might not be successful in doing so. If we are not successful in replacing the Target royalty payments with payments from other partners, the termination of this license agreement, which currently extends through January 31, 2017, will have a material adverse effect upon our revenues and cash flow. In addition, in September 2012 we expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the Liz Lange brand, which we assumed in connection with our acquisition of assets related to such brand.  While the license agreement with Target for the Liz Lange brand remains in place at this time, there can be no assurance that Target will renew the license. We acquired the Liz Lange brand in part based upon our expectation that revenues from Target for this brand would grow in future periods, although such revenue growth may never occur. As a result of our reliance on Target at least through Fiscal 2017, our continued success is dependent on various factors affecting Target’s business, including, for example, perceptions of Target by consumers in the United States. For example, we believe that sales of Cherokee branded products at Target in the United States after the fourth quarter of Fiscal 2014 were adversely impacted following Target’s announcement of unauthorized access to payment card data in U.S. stores.

Revenues from our Hawk and Tony Hawk brands depend on Kohl’s.

In January 2014, we acquired the Hawk and Tony Hawk brands. Concurrently with this acquisition, we entered into a retail license agreement with Kohl’s , pursuant to which Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States. We agreed to this exclusive license in part based upon our expectation that revenues from Kohl’s for such brands will grow in future periods, although this expectation may turn out to be wrong and such revenue growth may never occur beyond the $4.8 million minimum annual royalty guaranteed under the license agreement.  We have recently entered into a new agreement to license the Hawk and Tony Hawk brands with Sports Direct in the United Kingdom, but we do not expect to generate any material revenue from this license in Fiscal 2016.

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

We market and license our brands outside the United States. Many of our licensees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees. During the first six months of Fiscal 2016, greater than 25% of our revenues were derived from our international licensees. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees; (iv) competition from foreign companies; (v) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (vi) less effective and less predictable protection and enforcement of our intellectual property; (vii) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (viii) fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange; (ix) potentially adverse tax consequences; and (x) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

We hold various trademarks for our brands, including Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Everyday California, Sideout and Carole Little and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in numerous other countries and we also hold trademark applications for these brands in a number of other countries, although the laws of many countries may not protect our intellectual property rights to the same extent as the laws of the United States. These actions taken by us to establish and protect our trademarks and other proprietary rights might not prevent imitation of our products, infringement of our intellectual property rights by unauthorized parties or other challenges to our intellectual property ownership, or prevent the loss of licensing revenue or other damages caused thereby. If any of these events occurs, our business prospects, financial condition, results of operations and liquidity could be materially harmed. In the future, we may be required to assert infringement claims against third parties, and one or more parties may assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor. Further, if any adverse ruling in any such matter occurs, any resulting limitations in our ability to market or license our brands could have a material adverse effect on our business, financial condition and results of operations.

We may become involved in other litigation and administrative proceedings that may materially affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations, audits and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any of these actions or legal costs around these actions could have a material adverse effect on our business, results of operations or financial condition.

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

We regularly evaluate opportunities to acquire or represent new brands. During the past three years, we have consummated four acquisitions: our acquisition of the Liz Lange brands in September 2012; our acquisition of various rights to the Cherokee brand in the category of school uniforms in January 2013; our acquisition of the Hawk and Tony Hawk signature apparel brands in January 2014; and our acquisition of the Everyday California Lifestyle brand in May 2015. In addition, in February 2013, we commenced a relationship with Alessandra Ambrosio to market and represent her brand àle by alessandra. We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio of products and services or expand the breadth of our markets. Our history of acquiring and integrating acquisitions is limited, and we may not be successful in realizing the expected benefits from an acquisition. Future success depends, in part, upon our ability to manage an expanded portfolio of brands, which could pose substantial challenges for management. Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating the brands; (ii) significant future charges relating the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) diversion of management’s attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; and (viii) risks associated with entering markets in which we have no or limited prior experience. Accordingly, our recent acquisitions as well as any future transaction that we pursue could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, future acquisitions may also require us to obtain additional equity or debt financing, which may not be available when needed, on favorable terms or at all. If we finance future acquisitions or other strategic transactions by issuing equity or convertible debt securities, our existing stockholders would be diluted. If we finance future acquisitions or other strategic transactions by issuing debt, we may become over-levered and our ability to operate our business may be restricted by the agreements governing the debt. In addition, we may experience or incur contingent liabilities, amortization expenses or write-offs of goodwill or trademarks in connection with such transactions. Any of these effects could harm our operating results or financial condition.

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

The size of our credit facility currently totals $37.6 million, of which approximately $22 million was outstanding as of August 1, 2015, and is evidenced by (i) two five-year term notes, which were issued on January 31, 2013 and January 10, 2014 in the principal amounts of $16.6 million and $19 million, respectively, and (ii) a three-year revolving line of credit, pursuant to which we may borrow up to $2 million in principal.

Target’s election not to renew the license agreement for the Cherokee brand in the U.S. triggered an event of default under our credit agreement with JPMorgan, but we and JPMorgan have entered into a Forbearance Agreement pursuant to which JPMorgan has agreed that it will not exercise any of its rights or remedies under the credit agreement solely with respect to such event of default through October 12, 2015.  We intend to seek a waiver of the event of default during the forbearance period, but no assurance can be given that such waiver will be issued, or if issued, that it will be on terms favorable to us.

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

Our capital requirements in future periods may be uncertain and could depend upon many factors, including: acceptance of, and demand for, our brands; the costs of developing new brands; the extent to which we invest in new brands; the number and timing of acquisitions and other strategic transactions; the costs associated with our expansion, if any; and the costs of litigation and enforcement activities to defend our trademarks. In the future, we may need to raise additional funds, and such funds may not be available when needed, on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders, and if we incur additional debt to raise funds, we may become over-levered and our ability to operate our business may be restricted by the agreements governing the debt. Moreover, we may incur substantial costs in pursuing future capital transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. If we cannot raise funds when needed and on acceptable terms, or at all, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations, and financial condition.

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

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated July 23, 2015, between Cherokee Inc. and Howard Siegel (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at August 1, 2015 and January 31, 2015; (ii) Consolidated Statement of Operations for the three and six months ended August 1, 2015 and August 2, 2014, 2013; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended August 1, 2015; (iv) Consolidated Statements of Cash Flows for the six months ended August 1, 2015 and August 2, 2014; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 10, 2015

CHEROKEE INC.

	By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)