Form 10-Q
period 2015-10-31
CHEROKEE INC
filed 2015-12-10
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015.

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 4, 2015
Common Stock, $.02 par value per share	8,720,012

CHEROKEE INC.

Part I. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	October 31,	January 31
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$5,709	$7,581
Receivables	8,040	7,425
Income taxes receivable	741	919
Prepaid expenses and other current assets	477	431
Deferred tax asset	455	412
Total current assets	15,422	16,768
Intangible Assets, net	47,515	39,821
Goodwill	5,979	—
Deferred tax asset	928	858
Property and equipment, net	1,177	1,165
Other assets	39	48
Total assets	$71,060	$58,660
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$2,127	$1,720
Current portion of long term debt	8,456	7,308
Deferred revenue—current	227	17
Accrued compensation payable	725	1,430
Total current liabilities	11,535	10,475
Long term liabilities:
Long term debt	17,182	17,836
Income taxes payable	208	391
Other non-current	1,824	121
Total liabilities	30,749	28,823
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,713,366 shares issued and outstanding at October 31, 2015 and 8,403,500 issued and outstanding at January 31, 2015	174	171
Additional paid-in capital	27,447	24,024
Retained earnings	12,690	5,642
Total stockholders’ equity	40,311	29,837
Total liabilities and stockholders’ equity	$71,060	$58,660

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Royalty revenues	$8,098	$8,706	$26,810	$27,431
Selling, general and administrative expenses	5,415	4,663	14,776	14,042
Amortization of trademarks	212	233	633	699
Operating income	2,471	3,810	11,401	12,690
Other income (expense):
Interest expense	(169)	(201)	(509)	(653)
Interest income and other income (expense), net	46	(2)	45	(3)
Total other income (expense), net	(123)	(203)	(464)	(656)
Income before income taxes	2,348	3,607	10,937	12,034
Income tax provision	802	1,291	3,889	3,874
Net income	$1,546	$2,316	$7,048	$8,160
Net income per common share attributable to common stockholders:
Basic earnings per share	$0.18	$0.27	$0.81	$0.97
Diluted earnings per share	$0.17	$0.27	$0.79	$0.96
Weighted average common shares outstanding attributable to common stockholders:
Basic	8,713	8,424	8,659	8,411
Diluted	8,891	8,566	8,876	8,490
Dividends declared per common share	$0.00	$0.00	$0.00	$0.10

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net income	$1,546	$2,316	$7,048	$8,160
Other comprehensive income	—	—	—	—
Comprehensive income	$1,546	$2,316	$7,048	$8,160

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at January 31, 2015	8,558	$171	$24,024	$5,642	$29,837
Stock-based compensation	—	—	1,607	—	1,607
Tax effect from stock option exercises	—	—	165	—	165
Stock option exercises and equity issuances, net of tax	155	3	1,651	—	1,654
Net income	—	—	—	7,048	7,048
Balance at October 31, 2015	8,713	$174	$27,447	$12,690	$40,311

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Nine Months Ended
	October 31, 2015	November 1, 2014
Operating activities:
Net income	$7,048	$8,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	322	361
Amortization of trademarks	633	699
Deferred income taxes	(229)	38
Reversal of uncertain tax liabilities	—	(736)
Stock-based compensation	1,607	780
Tax effect from stock option exercises	—	—
Excess tax benefit from share-based payment arrangements	(267)	(22)
Other, net	264	57
Changes in operating assets and liabilities:
Receivables	(591)	(2,319)
Prepaids and other current assets	(45)	(104)
Income taxes receivable and payable, net	853	647
Accounts payable and other accrued payables	45	(505)
Deferred revenue	90	(74)
Accrued compensation	(908)	645
Net cash provided by operating activities	8,822	7,627
Investing activities:
Purchases of trademarks, including registration and renewal cost	(67)	(59)
Cash paid for business acquisitions, net of cash acquired	(12,881)	—
Purchase of property and equipment	(334)	(519)
Net cash used in investing activities	(13,282)	(578)
Financing activities:
Proceeds from JPMorgan Term Loan	6,000	—
Payments of JPMorgan Term Loan	(5,508)	(5,191)
Debt discount and deferred financing costs	(30)	—
Proceeds from exercise of stock options	1,859	354
Excess tax benefit from share-based payment arrangements	267	22
Dividends	—	(842)
Net cash provided by (used in) financing activities	2,588	(5,657)
Increase (decrease) in cash and cash equivalents	(1,872)	1,392
Cash and cash equivalents at beginning of period	7,581	3,634
Cash and cash equivalents at end of period	$5,709	$5,026
Cash paid during period for:
Income taxes	$3,394	$4,093
Interest	$467	$627

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2015 and for the three and nine month periods ended October 31, 2015 and November 1, 2014 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Cherokee Inc. (“Cherokee” or the “Company”) and its consolidated subsidiaries and have not been audited by independent registered public accountants, but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee are necessary for a fair statement of the Company’s financial position and the results of operations for the periods presented. All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of January 31, 2015 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for an audited balance sheet. The results of operations for the three and nine month periods ended October 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending January 30, 2016 or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

As used herein, the term “Third Quarter” refers to the three months ended October 31, 2015; the term “Nine Months” refers to the nine months ended October 31, 2015; the term “Fiscal 2017” refers to the fiscal year ending January 28, 2017; the term “Fiscal 2016” refers to the fiscal year ending January 30, 2016; the term “Fiscal 2015” refers to the most recent past fiscal year ended January 31, 2015; and the term “Fiscal 2014” refers to the fiscal year ended February 1, 2014.

(2)   Summary of Significant Accounting Policies

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company’s licensees, current economic conditions, bankruptcy, and other factors that may affect the Company’s licensees’ ability to pay. There was no allowance for doubtful accounts as of October 31, 2015 or January 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new guidance relating to revenue from contracts with customers that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the Financial Accounting Standards Board deferred the effective date of this guidance for all entities by one year. As a result, this guidance is effective for fiscal periods beginning after December 15, 2017. The anticipated impact of the adoption of this guidance on the Company is still being evaluated.

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

Use of Estimates

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition and deferred revenue, allowance for doubtful accounts, valuation of long-lived assets, stock based compensation and income taxes. The Company bases its estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents. At October 31, 2015 and January 31, 2015, the Company’s cash and cash equivalents exceeded Federal Deposit Insurance Corporation (“FDIC”) limits.

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

In order to ensure that Cherokee’s licensees are appropriately reporting and calculating royalties owed to Cherokee, all of Cherokee’s license agreements include audit rights to allow Cherokee to validate the amount of the royalties paid. Any revenue resulting from these audits, or other audits, is recognized in the financial statements of the current reporting period.

Franchise revenues includes royalties and franchise fees. Royalties from franchisees are based on a percentage of net sales of the franchisee and are recognized as earned. Initial franchise fees are recorded as deferred revenue when received and are recognized as revenue when a franchised location is opened as all material services and conditions related to the franchise fee have been substantially performed upon the opening. Renewal franchise fees are recognized as revenue when the franchise agreements are signed and the fee is paid since there are no material services and conditions related to the franchise fees.

Deferred Financing Costs and Debt Discount

Deferred financing costs and debt discounts are capitalized and amortized into interest expense over the life of the debt.

Foreign Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company’s licensees directly to their local tax authorities.

Property and Equipment

Property and equipment consist of the following:

(amounts in thousands)	October 31, 2015	January 31, 2015
Computer Equipment	$553	$426
Software	79	62
Furniture and Fixtures	1,644	1,457
Leasehold Improvements	416	413
Less: Accumulated depreciation	(1,515)	(1,193)
Property and Equipment, net	$1,177	$1,165

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

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the remaining term of the licensee agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the lease term.  Depreciation expense was $115 and $322 for the three and nine month periods ended October 31, 2015 and $152 and $361 for the three and nine month periods ended November 1, 2014, respectively.

Earnings Per Share Computation (amounts in thousands, including share amounts)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine month periods ended October 31, 2015 and November 1, 2014:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$1,546	$2,316	$7,048	$8,160

Denominator:
Denominator for net income per common share — weighted average shares	8,713	8,424	8,659	8,411
Effect of dilutive securities:
Stock options	178	142	217	79

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,891	8,566	8,876	8,490

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 335 and 198 shares underlying anti-dilutive stock options for the three and nine month periods ended October 31, 2015, respectively, and 502 and 917 shares underlying anti-dilutive stock options for each of the three and nine months periods ended November 1, 2014.

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

Significant Contracts

The terms of the Company’s relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and amended (i) on January 31, 2013 to add the category of school uniforms, (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee branded products in the category of adult merchandise sold on Target’s website (target.com) in Fiscal 2015 and in future periods and (iii) on January 6, 2014 to reflect Target’s election to renew the agreement through January 31, 2017 and to provide that Target can renew the agreement for successive two (2) year periods, provided that it satisfies the minimum guaranteed royalty payment of $10,500 for the preceding fiscal year (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. On September 3, 2015, Target orally informed the Company that the Restated Target Agreement would not be renewed and will terminate at the end of its current term, which expires January 31, 2017.  The non-renewal was confirmed in writing on September 4, 2015.  The Restated Target Agreement, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee in Fiscal 2016 and Fiscal 2017 through its expiration. The Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and Target will continue to pay the minimum guarantee through that period.

Under the current terms of the Restated Target Agreement, the minimum annual guaranteed royalty for Target is $10,500 and applies to all sales made by Target in the United States, other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum guaranteed royalty of $800).Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise other than sales of Cherokee branded products in the school uniforms category and, beginning in Fiscal 2015, other than sales of Cherokee branded products in the adult merchandise category that are made on Target’s website. The Company assumed a separate license agreement with Target for the Liz Lange brand in connection with the Company’s acquisition of the applicable assets in September 2012.

In connection with the acquisition of the “Hawk” and “Tony Hawk” signature apparel brands and related trademarks in January 2014, , Cherokee and Kohl’s entered into an amended license agreement. Pursuant to the license agreement, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk branded apparel and related products in the United States for a four-year term and has agreed to pay Cherokee an annual royalty rate for its sales of Hawk branded signature apparel and related products in the United States, subject to a minimum annual guaranteed royalty of $4,800.

Stock-Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Award Plan (the “2013 Plan”). The 2013 Plan serves as the successor to the 2006 Incentive Award Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan) (the “2006 Plan”). The 2013 Plan authorized to be issued (i) 700,000 additional shares of common stock, and (ii) 102,483 shares of common stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards previously granted under the 2006 Plan continue to be governed by its terms. Any shares of common stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as common stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity-based awards to officers, other employees, and directors.

Stock Options

Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The Company has also granted non-plan stock options to certain executives as a material inducement for employment. The Company accounts for stock options under authoritative guidance, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values.

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

Stock-based compensation expense recognized in selling, general and administrative expenses for stock options for the nine months was $1,607, as compared to $780 for the comparable period in the prior year.

A summary of all activity for the Company’s stock options for the Nine Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, at January 31, 2015	1,185,767	$15.89	3.49	2,910
Granted	335,000	$22.79
Exercised	(261,097)	$17.06
Canceled/forfeited	(146,667)	$17.33
Outstanding, at October 31, 2015	1,113,003	$17.50	4.31	2,075
Vested and Exercisable at October 31, 2015	570,828	$15.38	3.00	1,443

As of October 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2,346, which is expected to be recognized over a weighted average period of approximately 2.29 years. The total fair value of all options which vested during the Nine Months was $677.

Performance Stock Units and Restricted Stock Units

In 2013, the Compensation Committee of the Company’s board of directors (the “Board of Directors”) granted certain performance-based equity awards to executives under the 2006 Plan.

The performance metric applicable to such awards is compound stock price growth, using the closing price of the Company’s common stock on February 1, 2013, or $13.95, as the benchmark. The target growth rate is 10% annually, which results in an average share price target of (i) $15.35 for Fiscal 2014, (ii) $16.88 for Fiscal 2015 and (iii) $18.57 for Fiscal 2016.  The average share price will be calculated as the average of all market closing prices during the January preceding the applicable fiscal year end. If a target is met at the end of a fiscal year, one third of the shares subject to the award will vest. If the stock price target is not met, the relevant portion of the shares subject to the award will not vest but will roll over to the following fiscal year. The executive must continue to be employed by the Company through the relevant vesting dates to be eligible for vesting. The target average share price was met for Fiscal 2015, which resulted in the vesting of two thirds of the shares subject to each award.

Since the vesting of these performance-based equity awards is subject to market based performance conditions, the fair value of these awards was measured on the date of grant using the Monte Carlo simulation model for each vesting tranche. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award grant and calculates the fair market value for the performance units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

In June 2015, the Compensation Committee of the Company’s Board of Directors granted RSUs and stock options to each member of the Board of Directors and to each of the Company’s executive officers under the 2013 Plan. All of the equity awards approved at that meeting vest in equal annual installments over three years, such that the full grants shall be vested on the third anniversary of the grant date. The fair value of the RSU awards was measured on the effective date of grant using the price of the Company’s common stock.

In August 2014, the Compensation Committee of the Company’s Board of Directors granted a sales-based performance-based equity award to an employee under the 2013 Plan, which vests in five increments dependent upon achievement of certain annual sales targets. The fair value of this award was measured on the effective date of grant using the price of the Company’s common stock.

Stock-based compensation expense for restricted stock and performance stock units for the Nine Months was $833 compared to $244 for the comparable period in the prior year.

A summary of all activity for the Company’s restricted stock and performance stock units for the Nine Months is as follows:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested stock at January 31, 2015	76,936	$13.02
Granted	166,000	$22.71
Vested	(27,435)	15.74
Forfeited	—	—
Unvested stock at October 31, 2015	215,501	$20.14

As of October 31, 2015, total unrecognized stock-based compensation expense related to restricted stock and performance stock units was approximately $3,516, which is expected to be recognized over a weighted average period of approximately 2.58 years.

Intangible Assets

The Company holds various trademarks including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Everyday California®, Flip Flop Shops®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in a number of other countries. The Company also holds trademark applications for Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Flip Flop Shops, Sideout, Sideout Sport, Carole Little, Chorus Line, Saint Tropez-West, All That Jazz, and others in numerous countries. The Company intends to renew these registrations, as appropriate, prior to expiration. The Company monitors on an ongoing basis unauthorized uses of the Company’s trademarks, and relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect the Company’s intellectual property rights both domestically and internationally.

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

During the Nine Months, the Company has acquired various intangible assets related to the Everyday California lifestyle brand and related trademarks and the Flip Flop Shops brand and related trademarks. The consideration for the Everyday Lifestyle brand and assets consisted of an initial cash payment and contingent cash payments dependent upon performance of the assets during Fiscal 2017 and the fiscal year ending January 27, 2018. The consideration for the Flip Flop Shops brand and assets consisted of a cash payment of $12,000. See Note 3 of these consolidated financial statements for further information about the acquisition of the Flip Flop Shops brand and related assets.

Intangible assets consist of the following:

(amounts in thousands)	October 31, 2015	January 31, 2015
Acquired Trademarks	$54,955	$47,994
Other Trademarks	8,687	8,621
Franchise Agreements	1,300	—
Accumulated amortization	(17,427)	(16,794)
Total	$47,515	$39,821

Amortization expense of intangible assets was $633 and $699 for the nine month periods ended October 31, 2015 and November 1, 2014, respectively. Expected amortization of intangible assets for fiscal years 2017, 2018, 2019, 2020, and 2021 is approximately $900,  $600,  $300,  $300 and $200, respectively. Certain acquired trademarks are indefinite lived and not amortized. The weighted average amortization period for other trademarks and franchise agreements was 9.4 and 11 years and 9.4 years as of October 31, 2015 and 9.4 years for trademarks as of January 31, 2015.

Trademark registration and renewal fees capitalized during the Nine Months totaled approximately $67.  Trademark acquisition, registration, and renewal fees capitalized during the nine month periods ended November 1, 2014 totaled $59.

Fair Value of Financial Instruments

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1:  Observable inputs, such as quoted prices for identical assets or liabilities in active markets

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

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, long-lived assets that will continue to be used by the Company need to be evaluated for recoverability. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses involve management judgment. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written down to their estimated fair value, in accordance with authoritative guidance. The estimated undiscounted cash flows used for this nonrecurring fair value measurement are considered a Level 3 input, which consist of unobservable inputs that reflect assumptions about how market participants would price the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

Income Taxes

Income tax expense of $802 was recognized for the Third Quarter, resulting in an effective tax rate of 34.2% in the Third Quarter, as compared to 35.8% in the third quarter of last year and compared to 32.4% for the full year of Fiscal 2015. The effective tax rate for the Third Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

The amount of unrecognized tax benefits was approximately $230 and $449, respectively, at October 31, 2015 and January 31, 2015. At October 31, 2015, approximately $152 of unrecognized tax benefits would, if recognized, affect the effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for the Third Quarter was $(36) as compared with $4 in the third quarter of last year. As of October 31, 2015 and January 31, 2015, respectively, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $51 and $84.

The Company has unrecognized tax benefits pertaining to the issue of its taxability in various state tax jurisdictions.  It is reasonably possible that the amount of unrecognized tax benefits may decrease within the next 12 months as a result of the Company’s interaction with these various state tax jurisdictions.  The Company anticipates that the total amount of unrecognized tax benefits may decrease in the next 12 months by approximately $230.

The Company files income tax returns in the U.S. federal and California and certain other state jurisdictions. For federal income tax purposes, the year ended February 2, 2013 and later tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, the year ended January 28, 2012 and later tax years remain open for examination by the tax authorities under a four year statute of limitations.

Marketing and Advertising

Generally, the Company’s “Direct to Retail” licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs totaled $858 and $876 for the nine month periods ended October 31, 2015 and November 1, 2014, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories, thus providing an identifiable benefit to Cherokee. The amounts paid for such marketing expenses during the nine month periods ended October 31, 2015 and November 1, 2014 were $396 and $168, respectively, and are included in the total marketing, advertising and promotional costs, based upon authoritative guidance.

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

Comprehensive Income

Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended October 31, 2015 and November 1, 2014, the Company has no comprehensive income components and accordingly, net income equals comprehensive income.

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

(3)  Business Combinations

FFS Merger

On October 13, 2015, Cherokee entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FFS Holdings, LLC, a Delaware limited liability company (“FFS”), FFS Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Cherokee (“Merger Sub”), and Darin Kraetsch, solely in his capacity as the representative of the FFS equityholders. Flip Flop Shops is a franchise retail chain dedicated to offering the hottest brands and latest styles of flip flops, casual footwear and accessories.

Pursuant to the Merger Agreement, Merger Sub merged with and into FFS, with FFS continuing as the surviving corporation and a wholly owned subsidiary of Cherokee (the “Merger”).

Cherokee acquired FFS for the base purchase price of $12,000, consisting of $6,000 in cash and the remaining $6,000 in debt, which is subject to certain adjustments and escrow arrangements. The Merger was treated as a business combination accounted for using the acquisition method of accounting. The Company has incurred legal, accounting, banking and other professional costs relating to the Merger in the amount of approximately $500 and has included these costs in selling, general and administrative expenses in the Third Quarter. Trademarks have been treated as indefinite‑lived and no amortization has been recorded. Trademarks are evaluated for the possibility of impairment at least annually. Franchise agreements have been treated as finite-lived with corresponding amortization expense. Goodwill primarily relates to the excess cash flows to be generated as the Flip Flop Shops franchise grows through the opening of new stores and the generation of new franchisees. The total amount of goodwill that is expected to be deductible for tax purposes is $5,979. The amounts of revenue and earnings of FFS since the completion of the Merger are included in the consolidated statements of income included herein and totaled approximately $80 and ($37) for the 18 day reporting period.

The initial accounting for the Merger is preliminary, as the Company consummated the acquisition on October 13, 2015. This is based upon an initial draft of the purchase price allocation provided to us by a professional services firm. We expect to receive the finalized report in early Calendar 2016. As a result, the purchase price allocation may be adjusted in the future to reflect updated information.

Preliminary Purchase Price Allocation

Cash paid to seller by Cherokee	$12,000
Allocation of purchase price to trademarks	5,700
Allocation of purchase price to goodwill	5,979
Allocation of purchase price to franchise agreements	1,300
Allocation of purchase price to deferred revenue	(1,600)
Allocation of purchase price to deferred tax asset	579
Allocation of purchase price to working capital	42

Supplemental information on an unaudited pro forma basis, as if the acquisition had been completed as of February 2, 2014, is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(amounts in thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Revenues	8,465	9,115	28,069	28,936
Net Income/Loss	1,454	2,204	6,724	7,738
Basic EPS	$0.17	$0.26	$0.78	$0.92
Diluted EPS	$0.16	$0.26	$0.76	$0.91

(4)   Debt

Credit Agreement with JPMorgan Chase

On September 4, 2012, Cherokee and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into a credit agreement (as amended, the “Credit Agreement”), which was amended on January 31, 2013 in connection with the Company’s acquisition of rights related to the Cherokee brand in the school uniforms category, was further amended on January 10, 2014 in connection with the Company’s acquisition of the Hawk and Tony Hawk brands, and was further amended on October 13, 2015 in connection with the Merger with FFS. Effective October 13, 2015, Cherokee and JPMorgan entered into amendments to each of (i), the “Credit Agreement, (ii) the term note that was originally issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 31, 2013 and January 10, 2014 (as amended, the “2013 Term Note”), (ii)  the term note that was originally issued by Cherokee in favor of JPMorgan as of January 10, 2014 (as amended, the “2014 Term Note”) and (iii) the line of credit note, which was issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 10, 2014 (as amended, the “Revolver”).  In addition, pursuant to the Credit Agreement, Cherokee issued to JPMorgan a new term note (the “2015 Term Note” and, together with the foregoing amendments, the “Credit Agreement Amendments”) in exchange for its principal amount of $6,000.  Pursuant to the Credit Agreement Amendments, the maturity dates of each of the 2013 Term Note, the 2014 Term Note and the Revolver were amended to be March 1, 2017.  The principal outstanding under the 2015 Term Note is to be repaid on a quarterly basis, commencing on November 30, 2015 and continuing thereafter through February 28, 2017 in equal principal installments of $300, with any remaining principal balance due on March 1, 2017.  The 2015 Term Note bears interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) the Bank’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR rate plus 2.5%. Pursuant to the Credit Agreement, the definition of “senior funded debt ratio” requires that Cherokee not exceed a ratio equal to (i) 2.25 to 1.00 until the fiscal quarter ending January 31, 2016, and (ii) 2.00 to 1.00 thereafter. As of October 31, 2015, borrowings under the credit agreement totaled approximately $26,000 in principal amount under three term notes. The company also has a revolving line of credit in principal amount of $2,000 available for future borrowings.

The Credit Agreement Amendments also waive the event of default under the Credit Agreement that resulted from the election by Target in September 2015 to not renew the Restated Target Agreement when the current term expires on January 31, 2017. Prior to JPMorgan’s waiver of this event of default in the Credit Agreement Amendments, the Company and JPMorgan had entered into a forbearance agreement, pursuant to which JPMorgan had agreed that it would not exercise any of its rights or remedies under the Credit Agreement solely with respect to this event of default through October 12, 2015, the day immediately preceding the waiver granted in the Credit Agreement Amendments.

Following the issuance of the 2015 Term Note, Cherokee’s total borrowings under the Credit Agreement (collectively, the “Loan”) are evidenced by (i) the 2013 Term Note, which was issued in the principal amount of $16,600, of which approximately $7,000 was outstanding as of October 31, 2015, (ii) the Revolver, which provides Cherokee with a revolving line of credit in the principal amount of $2,000, none of which was outstanding as of October 31, 2015, (iii) the 2014 Term Note, which was issued in the principal amount of $19,000 , of which approximately $13,000 was outstanding as of October 31, 2015 and (iv) the 2015 Term Note in the principal amount of $6,000, all of which was outstanding as of October 31, 2015. Cherokee paid an upfront fee equal to $30 in connection with the issuance of the 2015 Term Note.  The upfront fee is recognized as a debt discount.

Consistent with the existing terms of the Credit Agreement, the Loan is secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee’s business, including covenants that require Cherokee to obtain JPMorgan’s consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis, (iii) issue any equity securities other than pursuant to Cherokee’s employee equity incentive plans or programs or (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to Cherokee’s stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of

Cherokee’s “senior funded debt ratio” as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee’s assets (including trademarks) as collateral for the Loan. As of October 31, 2015, the Company was in compliance with its financial and other covenants under the Credit Agreement. JPMorgan has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise its other rights, including foreclosing on Cherokee’s assets under the security agreements.

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

Litigation

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of October 31, 2015 or January 31, 2015 related to any of the Company’s legal proceedings.

(6)   Segment Reporting

Authoritative guidance requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.

The Company operates in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Cherokee’s marketing and licensing activities extend to brands that the Company owns and to brands owned by others. Cherokee’s operating activities relating to owned and represented brands are identical and are performed by a single group of marketing professionals. While Cherokee’s principal operations are in the United States, the Company also derives royalty revenues from the Company’s international licensees. Revenues by geographic area based upon the licensees’ country of domicile consisted of the following:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
U.S. and Canada	$5,725	$6,064	$19,534	$19,724
Asia	996	887	2,801	2,692
Latin America	557	700	1,710	2,143
United Kingdom and Europe	170	523	681	1,714
All Others	650	532	2,084	1,158
Total	$8,098	$8,706	$26,810	$27,431

Long-lived tangible assets have been located in the U.S., Mexico and Asia with net values of approximately $876,  $250 and $51 as of October 31, 2015 and net values of approximately $794,  $299 and $72 as of January 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended January 31, 2015 contained in our 2015 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 16, 2015, as well as the consolidated financial statements and notes contained therein (collectively, our “Annual Report”).  In addition to historical information, this MD&A contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including, among others, the risks described in Part II, Item 1A, “Risk Factors” and elsewhere in this report In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date we file this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

As used in this MD&A and elsewhere in this report, “Cherokee”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, the term “Third Quarter” refers to the three months ended October 31, 2015; the term “Nine Months” refers to the nine months ended October 31, 2015; the term “Fiscal 2017” refers to the fiscal year ending January 28, 2017; the term “Fiscal 2016” refers to the fiscal year ending January 30, 2016; the term “Fiscal 2015” refers to the most recent past fiscal year ended January 31, 2015; the term “Fiscal 2014” refers to the fiscal year ended February 1, 2014 ; and the term “Fiscal 2013” refers to the fiscal year ended February 2, 2013.

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

We own the registered trademarks or trademark applications for Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Everyday California®, Flip Flop Shops®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others. All other trademarks, trade names and service marks included or incorporated by reference into this report, the accompanying base prospectus and any applicable free writing prospectus are the property of their respective owners.

Overview

Cherokee is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little, Everyday California , Flip Flop Shops and àle by alessandra brands and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading global licensors of style focused lifestyle brands for apparel, footwear, home and accessories. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We enter into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them our proprietary 360-degree platform. We believe our retail responsiveness process and 360-degree unique value proposition have allowed Cherokee to address the growing power of the consumer and the present and future needs of the retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe Cherokee has become a key strategic partner to our licensees. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. As of October 31, 2015, we had thirty-three continuing license agreements covering both domestic and international markets, thirteen of which pertained to the Cherokee brand. In connection with our acquisition of the Flip Flop Shops trademark and related assets, we acquired, and became the franchisor under, franchise agreements with franchisees that have Flip Flop Shops retail stores located worldwide.

We derive revenues primarily from licensing our trademarks to retailers all over the world. Our current retail licensee relationships cover over fifty countries and over 9,000 retail stores and online businesses and include relationships with Target Corporation (“Target”), Kohl’s Illinois, Inc. (“Kohl’s”), RT Mart, Comercial Mexicana, TJ Maxx, Nishimatsuya, Sears Canada and Argos. Our two most significant licensees are Target and Kohl’s.

Recent Developments

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

Non-Renewal of Restated License Agreement with Target

On September 3, 2015, Target orally informed us that it would not renew the restated license agreement for the Cherokee brand in the U.S which expires at the end of its current term on January 31, 2017.  Target confirmed the non-renewal in writing on September 4, 2015.  The restated license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee in Fiscal 2016 and Fiscal 2017 through its expiration. The Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and Target will continue to pay the minimum guarantee through that period.

Target’s election to not renew the restated license agreement for the Cherokee brand in the U.S. triggered an event of default under our credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”). However, we and JPMorgan immediately entered into a forbearance agreement pursuant to which JPMorgan agreed that it would not exercise its rights or remedies under the credit agreement solely with respect to this event of default through October 12, 2015, and on October 13, 2015, JPMorgan waived this event of default in certain amendments to the credit agreement that were made in connection with our acquisition of the Flip Flop Shops brand, discussed below.

Acquisition of Flip Flop Shops

On October 13, 2015, we entered into a merger agreement (“Merger”) with Flip Flop Shops (“FFS”). Upon completion of the Merger, we, through our subsidiaries, own all rights to the Flip Flop Shops trademark and brand name, which is a franchise retail chain dedicated to offering the hottest brands and latest styles of flip flops, casual footwear and accessories, and we are the franchisor for approximately 90 existing Flip Flop Shops franchise shops located in the U.S. Canada, the Caribbean, the Middle East and South Africa and approximately 100 additional retail shops in development worldwide. Flip Flop Shops retail stores carry definitive assortments of recognized brands including OluKai, SANUK, Cobian, Havaianas, Quiksilver, ROXY, Reef, and many more.

In connection with the Merger with FFS, on October 13, 2015, we amended our credit agreement with JPMorgan to, among other things, (i) extend the maturity date of existing term notes and a line of credit note issued under the credit agreement to March 1, 2017 and (ii) issue a new term note to JPMorgan in exchange for the principal amount of the note of $6 million. As of October 31, 2015, our borrowings under the credit agreement totaled approximately $26 million in principal amount under three term notes, and we also have a revolving line of credit in principal amount of $2 million available for future borrowings. See Note 4 to our consolidated financial statements included in this report for further information about our credit agreement with JPMorgan.

Expansion of Licensing Portfolio

In addition to our acquisition of the Flip Flop Shops brand name and related franchise relationships as described above, we have also acquired a number of new licensees for our brands in a variety of territories in our efforts to expand our licensing portfolio in existing and new markets. Below is a discussion of representative license agreements that we have entered into during Fiscal 2016 to date:

Cherokee

Walmart Canada

In September 2015, we entered into a license agreement with Walmart Canada. The agreement covers a broad assortment of Tony Hawk signature apparel, accessory and footwear categories for young men’s and boy’s sizes 4-20, which is expected to launch in the fall of 2016.

Sears Canada

In April 2015, we entered into a license agreement with Sears Canada Inc. The agreement covers a wide range of Cherokee products in the family lifestyle categories, including men’s, women’s and children’s clothing, footwear and accessories, and is planned to launch in the spring of 2016. Additionally, in May 2015, we entered into a new license agreement with Sears Canada covering Liz Lange maternity and sportswear, including expanded size ranges, to be sold in Sears Canada stores and online at www.sears.ca beginning in the spring of 2016.

Argos

In January 2015, we entered into a license agreement with Argos, a subsidiary of Home Retail Group plc, covering a broad assortment of Cherokee lifestyle products online, in catalogs and in more than 750 Argos stores across the United Kingdom and Ireland, which launched in late July 2015.

Hawk

Sports Direct

In March 2015, we entered into a license agreement with Sports Direct International plc to launch a broad assortment of Tony Hawk signature clothing and accessories online and in Sports Direct stores throughout Europe in the winter of 2015-2016.

Liz Lange

Sears Canada

In April 2015, we entered into a new license agreement with Sears Canada covering Liz Lange maternity and sportswear, including expanded size ranges, to be sold in Sears Canada stores and online at www.sears.ca beginning in the spring of 2016.

Everyday California

5 Horizons

In August 2015, we entered into a license agreement with 5 Horizons Group for our Everyday California brand. The agreement provides 5 Horizons the rights to manufacture and sell a wide assortment of branded Everyday California products, including backpacks, bags, luggage, cold and warm weather accessories and select apparel products for adults and kids. Distribution will include specialty and department store retailers as well as resorts in the U.S., Canada and Mexico and select countries in South and Central America, Europe, the Middle East and Africa. Product is expected to launch in the spring of 2016.

NTD Apparel

In May 2015, we entered into a license agreement with NTD Apparel Inc. for our Everyday California brand. The agreement provides NTD Apparel the rights to manufacture and sell Everyday California branded products in certain apparel and accessory categories for adults and kids. The distribution will include specialty and department store retailers, as well as resorts throughout the U.S. and Canada. Product is expected to launch in the spring of 2016.

Critical Accounting Policies and Estimates

There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and deferred revenue, deferred taxes, valuation and impairment of long-lived assets, contingencies and litigation and stock-based compensation. Management bases its estimates on historical experience, anticipated results and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates.

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	Revenue recognition and deferred revenue;

•	Provision for income taxes and deferred taxes;

•	Valuation and impairment of long-lived assets;

•	Contingencies and litigation; and

•	Accounting for stock-based compensation.

You should refer to our Annual Report for a discussion of our policies on revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation and accounting for stock-based compensation.

See Note 2 to our consolidated financial statements included in this report for a description of recent accounting pronouncements.

Results of Operations

The following table sets forth for the periods indicated certain of our consolidated financial data.

	Three Months	Three Months	Nine Months	Nine Months
	ended October 31,	ended November 1,	ended October 31,	ended November 1,
(amounts in thousands)	2015	2014	2015	2014
Royalty revenues	$8,098	$8,706	$26,810	$27,431
Selling, general and, administrative expenses	5,627	4,896	15,409	14,741
Operating income	2,471	3,810	11,401	12,690
Interest income (expense) and other income (expense), net	(123)	(203)	(464)	(656)
Income tax provision	802	1,291	3,889	3,874
Net income	$1,546	$2,316	$7,048	$8,160

Revenues

In the three and nine month periods ended October 31, 2015, our revenues totaled $8.1 million and $26.8 million, respectively, as compared to $8.7 million and $27.4 million in the three and nine month periods ended November 1, 2014. Revenues for the third quarter and nine month periods ended October 31, 2015 and November 1, 2014 were primarily generated from licensing our trademarks to retailers and, to a lesser extent, wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The decrease in revenues between periods was principally due to the timing of transitions in the United Kingdom from Tesco to Argos for our Cherokee brand and in Canada from Target Canada to Sears Canada for our Cherokee and Liz Lange brands.  Revenues from Argos began in the third quarter of Fiscal 2016 and we expect revenues from Sears Canada to begin during the first quarter of Fiscal 2017. Additionally, the decrease is due to the strengthening of the U.S. dollar, which we estimate to be approximately $0.2 million during the Third Quarter and $0.6 million during the Nine Months.

Total worldwide retail sales of merchandise bearing the Cherokee brand totaled $332 million and $964 million and approximately $345 million and $1,008 million in the third quarter and nine month periods ended October 31, 2015 and November 1, 2014, respectively.

Because we do not have direct oversight over our licensees, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given period. Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products and Hawk and Tony Hawk branded products in various product categories in the U.S., we expect that we will continue to record our highest revenues and profits in our first quarter and our lowest revenues and profits in our fourth quarter.

Revenues By Brand

The following table sets forth our revenues by brand for the three and nine months ended October 31, 2015 and November 1, 2014.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	October 31, 2015		November 1, 2014		October 31, 2015		November 1, 2014
(dollar amounts in thousands)	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total
Royalty Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Cherokee Brand Royalty Revenues	$6,134	76%	$6,606	76%	$20,226	76%	$21,072	77%
Hawk Brand Royalty Revenues	1,200	15%	1,316	15%	3,750	14%	3,765	14%
Liz Lange Brand Royalty Revenues	565	7%	586	7%	1,965	7%	2,049	7%
All Other Brand Revenues	199	2%	198	2%	869	3%	545	2%
Total Royalty Revenue	$8,098	100%	$8,706	100%	$26,810	100%	$27,431	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for the three and nine months ended October 31, 2015 and November 1, 2014.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	October 31, 2015		November 1, 2014		October 31, 2015		November 1, 2014
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total
Geographic Royalty Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
U.S. and Canada	$5,725	71%	$6,064	70%	$19,534	73%	$19,724	72%
Asia	996	12%	887	10%	2,801	10%	2,692	10%
Latin America	557	7%	700	8%	1,710	6%	2,143	8%
United Kingdom and Europe	170	2%	532	6%	681	3%	1,158	4%
All others	650	8%	523	6%	2,084	8%	1,714	6%
Total Royalty Revenues	$8,098	100%	$8,706	100%	$26,810	100%	$27,431	100%

U.S. and Canada

Our largest licensees in the U.S. generally are Target and Kohl’s, which together contributed 55% and 60% of our consolidated revenues for the Third Quarter and the Nine Months, respectively. In Canada, we are transitioning from Target Canada to Sears Canada for our Cherokee and Liz Lange brands.

Target currently has approximately 1,800 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were slightly higher in the Third Quarter at approximately $259 million, up from $257 million in the third quarter of last year. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our restated license agreement with Target. The restated license agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products in certain product categories in the U.S. during each fiscal year. Target also pays fixed royalty rates for Target’s sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and sales of Cherokee branded products in the category of school uniforms. In addition, Target pays a fixed percentage of net sales of its products bearing the Liz Lange brand in the U.S.

Under the current terms of the restated license agreement with Target, the minimum annual guaranteed royalty for Target is $10.5 million and applies to all sales made by Target in the United States, other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum annual guaranteed royalty of $0.8 million).

Royalty revenues from our Cherokee brand at Target, excluding sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category, were $3.5 million and $12.5 million in the Third Quarter and Nine Months, respectively, which accounted for 41%, and 47%, respectively, of our consolidated revenues for such periods. Royalty revenues from our Cherokee brand at Target, excluding sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category, were $3.5 million and $12.5 million for the third quarter and nine months of last year, respectively, which accounted for 40%, and 46%, respectively, of our consolidated revenues for such periods.

In September 2015, Target informed us that it would not renew the restated license agreement for the Cherokee brand in the U.S., which expires at the end of its current term on January 31, 2017. The restated license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues to us in Fiscal 2016 and Fiscal 2017 through its expiration. If Target were to reduce its sales of Cherokee branded products prior to expiration of its license, even if Target continues to pay the minimum annual royalty of $10.5 million required under the restated license agreement with Target, any increased revenues we may receive from other licensees may not be sufficient to offset such a reduction in royalty revenues from Target.

Kohl’s. Kohl’s currently has approximately 1,200 stores in the United States. Retail sales of Hawk or Tony Hawk branded products at Kohl’s totaled $26.5 million and $67.7 million in the Third Quarter and Nine Months, respectively, compared to $33.9 million and $87.7 million in the third quarter and first nine months of last year, respectively.

Because retail sales did not exceed the contractual minimum guarantees, royalty revenues from our Hawk brand at Kohl’s remained flat between periods at $1.2 million and $3.6 million in the Third Quarter and Nine Months respectively, which accounted for 14% and 13% of our consolidated revenues for such periods, respectively.

United Kingdom and Europe

We have a number of licensees with rights to our brands in various European countries. One of our more significant European licensees is Argos, a subsidiary of Home Retail Group plc, which launched a broad assortment of Cherokee lifestyle products online, in catalogs and in more than 750 Argos stores across the United Kingdom and Ireland in late July 2015. Revenues from Argos licensees began during the third quarter of Fiscal 2016.

Latin America, Asia and Others

Other international royalty revenues in the Third Quarter decreased to $2.4 million from $2.6 million in the third quarter of Fiscal 2015, representing a 10.2% decrease. Other international royalty revenues in the Nine Months decreased to $7.3 million from $7.7 million in the first nine months of Fiscal 2015, representing a 5.6% decrease.  The decreases were principally due to the strengthening of the U.S. dollar. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, and other territories. In local currencies, the majority of our international licensees had growth in retail sales for the Nine Months.

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against an international licensee’s foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar strengthened between periods, the estimated cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the Third Quarter and Nine Months in comparison to the third quarter and first nine months of Fiscal 2015 was estimated at an approximate $0.2 million decrease and an approximate $0.6 million decrease, respectively.

Selling, General and Administrative Expenses

The following table sets forth detailed information regarding the components for selling, general and administrative expenses for the three and nine months ended October 31, 2015 and November 1, 2014.

	Three Months	Three Months	Nine Months	Nine Months
	ended October 31,	ended November 1,	ended October 31,	ended November 1,
(amounts in thousands)	2015	2014	2015	2014
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$2,332	$2,530	$6,796	$7,757
Corporate expenses	1,271	1,037	3,505	3,077
M&A expenses/ IP protection	557	—	691	—
Marketing expenses	264	385	1,282	1,376
Product development expenses	212	203	573	691
Non cash stock compensation	664	356	1,607	780
Depreciation and amortization	327	385	955	1,060
Total selling, general, administrative and amortization expenses	$5,627	$4,896	$15,409	$14,741

Selling, general and administrative expenses, including amortization of trademarks, were $5.6 million and $15.4 million for the Third Quarter and Nine Month period of Fiscal 2016, respectively, compared to $4.9 million and

$14.7 million for the third quarter and first nine months of Fiscal 2015, respectively, representing an increase of $0.7 million between periods. The increase in selling, general, and administrative expenses for the quarter and for the nine month period ended October 31, 2015 was due primarily to an increase in professional fees related to the protection of intellectual property, legal and due diligence costs related to the Everyday California and Flip Flop Shop acquisitions and other potential acquisitions, and an increase in stock based compensation.

Interest and Other Income or Expense

Our interest expense for the Third Quarter and Nine Months was $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.7 million for the third quarter and first nine months of Fiscal 2015, respectively.

Tax Provision

During the Third Quarter and Nine Months, we recorded a tax provision of $0.8 million and $3.9 million, respectively, which equates to an effective tax rate of 34.2% and 35.6%, respectively,  compared to a tax provision of $1.3 million and $3.9 million respectively, and an effective tax rate of 35.8% and 32.2%, respectively, recorded for the third quarter and first nine months of last year. The effective tax rate for the Third Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits. The effective tax rate for the Nine Months differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the recognition of previously unrecognized tax benefits upon the conclusion of income tax examinations.

Net Income

During the Third Quarter and Nine Months, our net income was $1.5 million and $7.0 million, or $0.17 and $0.79 per diluted share, respectively, compared to $2.3 million and $8.2 million, or $0.27 and $0.96 per diluted share, respectively, for the third quarter and first nine months of last year.

Liquidity and Capital Resources

Cash Flows

On October 31, 2015, we had cash and cash equivalents of $5.7 million, which represented a decrease of $1.9 million from January 31, 2015.

During the Nine Months, cash provided by our operations was $8.8 million, compared to $7.6 million for the first nine months of Fiscal 2015. The increase of $1.2 million during the Nine Months was primarily due to the changes in:  (i) reversal of uncertain tax liabilities, of which there were none in the Nine Months, as compared to an increase of $0.7 million in the first nine months of Fiscal 2015 (ii) accounts receivable, which increased by $0.6 million in the Nine Months, as compared to an increase of $2.3 million in the same period in the prior year, which was primarily due to an increase in royalty revenues from the Hawk and Tony Hawk brands in Fiscal 2015; and (iii) accrued compensation, which decreased by $0.9 million in the Nine Months as compared to an increase of $0.6 million in the first nine months of last year, which was primarily attributable to accruals for vesting of stock awards in the prior year as well as variances in bonus accruals.

Cash used by investing activities during the Nine Months was $13.3 million, which consisted of capital expenditures of property and equipment and trademark registration and renewal costs, as well as acquisitions of intangible assets relating to Everyday California and Flip Flop Shops.  In comparison, during the first nine months of Fiscal 2015, cash used by investing activities was $0.6 million, which consisted of capital expenditures of property and equipment and trademark registration and renewal costs.

Cash provided by financing activities was $2.6 million during the Nine Months, which consisted of proceeds of $6 million, from a new term loan under our amended JP Morgan credit agreement for the Flip Flop Shops acquisition, exercise of stock options of $1.9 million and excess tax benefit from share-based payment arrangements of $0.3 million, partially offset by principal payments of $5.5 million on our outstanding term loans under our credit agreement with JP Morgan.  In comparison, during the first nine months of Fiscal 2015, cash used in financing activities was $5.7 million, which consisted of principal payments of $5.2 million for the term loan with JP Morgan and dividend payments of $0.8 million, partially offset by proceeds from exercise of stock options of $0.3 million.

Uses of Liquidity

Our cash requirements over the next twelve months are primarily to fund our operations and working capital, to make payments of principal and interest under our credit facility with JPMorgan, at our discretion and subject to the terms of the credit facility, to repurchase shares of our common stock or pay dividends as determined by our board of directors (the “Board of Directors”), and, to a lesser extent, to fund capital expenditures. As of October 31, 2015, we had approximately $26 million in principal amount of outstanding indebtedness owed under our credit facility with JPMorgan, all of which is due in March 2017. We may seek to refinance all or a portion of this indebtedness before its maturity date. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all. The declaration and payment of any future dividends or repurchases of our common stock are subject to negative covenants contained in our credit facility and, assuming the satisfaction or waiver by JPMorgan of such covenants, would be made solely at the discretion of our Board of Directors and would be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors. Additionally, should an established and marketable brand or similar equity property become available on favorable terms, we would consider using our liquidity to fund such an acquisition opportunity, subject to obtaining any consent required under our JPMorgan credit agreement.

Sources of Liquidity

We expect our primary sources of liquidity to be cash flow generated from operations, cash and cash equivalents currently on hand, and up to $2 million of funds made available to us pursuant to the revolving line of credit issued by JPMorgan under our credit agreement. We believe our cash flow from operations, together with our cash and cash equivalents currently on hand and access to funds pursuant to the revolving line of credit, will be sufficient to meet our working capital, capital expenditure and other commitments and otherwise support our operations for the next twelve months.

In September 2015, Target informed us that it would not renew the restated license agreement for the Cherokee brand in the U.S., which expires at the end of its current term on January 31, 2017. The restated license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues to us in Fiscal 2016 and Fiscal 2017 through its expiration. If Target reduces its sales of Cherokee branded products prior to the expiration of the restated license agreement, even if Target continues to pay the minimum annual royalty of $10.5 million required under the restated license agreement, any increased revenues we may receive from other licensees may not be sufficient to offset such a reduction in royalty revenues from Target. Further, replacing the royalty payments received from Target under the restated license agreement will be a significant challenge, and we might not be successful in doing so. If we are not successful in replacing the Target royalty payments with equal or greater payments from other licensees, the termination of this license agreement on January 31, 2017 could have an adverse effect upon our liquidity in the long term.

We cannot predict our revenues and cash flow that will be generated from operations in future periods, and our revenues and cash flows could be materially lower than we expect. If our revenues and cash flows are lower than we anticipate, or if our expenses are higher than we anticipate, then we may not have sufficient cash available to fund our planned operations and we could fall out of compliance with the terms of our credit agreement with JPMorgan or our other contractual commitments. In that case, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities or seek funds from other sources, which may not be available when needed, on acceptable or at all. See “Risk Factors” in Item 1A of Part II of this report.

As of October 31, 2015, we were not the guarantor of any other material third-party obligations and did not have any irrevocable repurchase obligations.

Seasonality

We have agreed to certain contractual royalty rate reductions with our two most significant licensees, Target and Kohl’s, for sales of certain Cherokee branded products and Hawk and Tony Hawk branded products in various product categories in the U.S. in each fiscal year, which apply for future sales during the applicable fiscal year as certain sales volume thresholds are achieved. Historically, this has caused us to record our highest revenues and profits in our first quarter and our lowest revenues and profits in our fourth quarter. However, such historical patterns and seasonal trends may vary significantly in future periods, depending upon retail sales volumes achieved in each quarter by Target and Kohl’s, the revenues we receive from Target, Kohl’s and our other licensees that may or may not be subject to reduced royalty rates based upon cumulative sales, and the terms of any new license agreements.

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

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our credit facility with JPMorgan, a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for the quarter and nine months ended October 31, 2015.

Foreign Currency

We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar, and significant fluctuations in exchange rates could materially impact our results of operations and cash flow. For the Nine Months, revenues from international licensing activities comprised 28% of our total consolidated revenues.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $0.8 million for the Nine Months, which represents 3% of our total consolidated revenues reported for the period. Such change is not considered to represent a material effect on our results of operations or cash flow. This compares to a projected negative effect on our revenues of approximately $1.1 million for Fiscal 2015, also representing 3% of our total consolidated revenues for the period, assuming the same hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate. Also, as the U.S. dollar strengthened between periods, the estimated cumulative effect on our total consolidated revenues of changes to applicable foreign currency exchange rates during the Third Quarter in comparison to the third quarter of Fiscal 2015 was an approximate $0.2 million decrease.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.

Changes in Internal Control over Financial Reporting.

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The occurrence of any of the risks and uncertainties and other factors described below and elsewhere in this report, our annual report on Form 10-K for our most recently completed fiscal year and the other documents we file with the SEC could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from our historical results and the results contemplated by any forward-looking statements we may make herein, in any other document we file with the SEC, or in any press release or other written or oral statement we may make. You should carefully consider all of these risks and the other information in this report and the other documents we filed with the SEC before making any investment decision with respect to our common stock. The risks described below and elsewhere in this report are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our financial condition and business operations.

Our business is subject to intense competition.

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensees’ net sales of licensed products. Additionally, franchisees of our Flip Flop Shops brand pay us a percentage of their net sales. Merchandise bearing our Cherokee, Carole Little, Sideout, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk and Everyday California brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, as well as merchandise sold by Flip Flop Shops retail shops, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona, and Route 66. Factors that shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of what we believe is an increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, our business plan in the United States focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers and, to a lesser extent and with respect to Flip Flop Shops, entering into franchise relationships with Flip Flop Shops retail store owners. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, and our licensees’ ability to design, manufacture and sell products bearing our brands and to respond to ever-changing consumer demands. Failures with respect to any of these factors could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products. Further, we cannot control the level of resources that our licensees or franchisees commit to supporting our brands, and our licensees may choose to support other brands to the detriment of our brands because our license agreements generally do not prevent our licensees from licensing from our competitors. In addition, we compete with other companies owning established trademarks, which have entered into, and could continue to enter into, similar arrangements with retailers in the U.S. and internationally, including with our existing retail partners, thereby competing with us for consumer attention and limited floor and rack space in the same stores in which our branded products are sold.

We are subject to risks related to the retail business that are applicable to our licensees and franchisees.

There are numerous risks and other factors applicable to the businesses of retailers (including our licensees and franchisees) that can impact the sale of products that bear our brands. Any decline in sales by one or more of our licensees or franchisees could adversely affect our revenues.

Factors that may adversely affect our licensees and franchisees and their sales of products bearing our brands include the following, among others: (i) weather, environmental or other conditions that may impact consumer shopping activity in retail stores; (ii) consumer preferences regarding fashion trends and styles, which can be region-dependent and subject to rapid and significant fluctuations; (iii) consumer preferences regarding where to shop; (iv) the growth of online shopping and the ability of our licensees and franchisees to market and sell our branded products through these avenues; (v) changes in the availability or cost of capital in light of the financial condition and capital requirements of our licensees and franchisees; (vi) shifts in the seasonality of shopping patterns; (vii) declining retail prices; (viii) labor strikes or other interruptions that impact supply chains and transport vendors, such as the labor strikes impacting ports in California and the Pacific Northwest and products that move through these channels; (ix) the impact of excess retail capacity; (x) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (xi) material acquisitions or dispositions; (xii) investments in new business strategies; (xiii) the success or failure of significant new business ventures or technologies; (xiv) actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; (xv) security breaches; (xvi) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events; and (xvii) the other risks discussed in this Item 1A.

We rely on the accuracy of our licensees’ and franchisees’ retail sales reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported.

Most of our revenues are generated from retailers who license our brands for manufacture and sale of products bearing our brands in their stores and on their websites. In addition, we have a number of franchise agreements with franchisees of the Flip Flop Shops brand. Under our existing agreements, these licensees and franchisees pay us fees based in part on the retail value of products sold. We rely on our licensees and franchisees to accurately report the retail sales in collecting our license and franchise fees, preparing our financial reports, projections and budgets, and directing our sales and marketing efforts. All of our license and franchise agreements permit us to audit our licensees and franchisees. If any of our licensee or franchisee reports understate the retail sales of products they sell, we may not collect and recognize revenues to which we are entitled, or may endure significant expense to obtain compliance.

Our business is dependent on the success of our Direct to Retail licensing model.

In Direct to Retail licensing, we grant retailers a license to use our trademarks on certain categories of merchandise. In many cases, the licensee is responsible for designing and manufacturing the merchandise, although we typically collaborate with our licensees’ product development staff and merchandisers on design direction, packaging, marketing, and other aspects pertaining to products bearing our trademarks. Over the past two decades, the Direct to Retail licensing model has become more widely accepted by many retailers worldwide, and our business plan is largely based on the continued success of this model with our current licensees and with new retailers we may solicit to license our brands in new territories and additional product categories as we seek to expand our business. Although we believe there are increasing trends towards consolidation of retailers and de-emphasis on the manufacture of private label merchandise, which would support the growth of our Direct to Retail licensing model, this belief may turn out to be wrong. If our current or potential future retail licensees do not perceive our Direct to Retail licensing model to be advantageous to them, then they may move away from this model and instead embrace alternatives, such as purchasing from wholesalers or manufacturing private label products. Such a change in perception could occur for a variety of reasons, including reasons based on retailers’ beliefs or expectations that do not turn out to be accurate.

Our business is largely dependent on royalties from Target, which has notified us that it will not renew its current relationship with us.

Royalty revenues from our Cherokee brand at Target Corporation (“Target”) accounted for greater than 40% of our consolidated revenues during the first nine months of Fiscal 2016 and each of Fiscal 2015, Fiscal 2014, and Fiscal 2013. On September 3, 2015, Target orally informed us that it would not renew the restated license agreement for the Cherokee brand in the U.S., which expires at the end of its current term on January 31, 2017.  Target confirmed the non-renewal in writing on September 4, 2015.  The restated license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues to us in Fiscal 2016 and Fiscal 2017 through its expiration. The Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and Target will continue to pay the minimum guarantee through that period. If Target were to reduce its sales of Cherokee branded products prior to expiration of its license, even if Target continues to pay the minimum annual royalty of $10.5 million required under the restated license agreement with Target, any increased revenues we may receive from other licensees or franchisees may not be sufficient to offset such a reduction in royalty revenues from Target. Replacing the royalty payments received from Target will be a significant challenge, and we might not be successful in doing so. If we are not successful in replacing the Target royalty payments with equal or greater payments from other partners, the termination of this license agreement, which currently extends through January 31, 2017 could have an adverse effect upon our revenues and cash flow.

In addition, in September 2012 we expanded our relationship with Target as a result of our assumption of an additional license agreement with Target for the Liz Lange brand, which we assumed in connection with our acquisition of assets related to this brand.  We acquired the Liz Lange brand in part based upon our expectation that revenues from Target for this brand would grow in future periods, although such revenue growth may never occur.

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

In January 2014, we acquired the Hawk and Tony Hawk brands. Concurrently with this acquisition, we entered into a retail license agreement with Kohl’s Illinois, Inc. (“Kohl’s”), pursuant to which Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States. We agreed to this exclusive license in part based upon our expectation that revenues from Kohl’s for such brands will grow in future periods, although this expectation may turn out to be wrong and such revenue growth may never occur beyond the $4.8 million minimum annual royalty guaranteed under the license agreement.  In April 2015, we entered into an agreement to license the Hawk and Tony Hawk brands with Sports Direct in the United Kingdom, but we do not expect to generate any material revenue from this license in Fiscal 2016.

The failure of our licensees or franchisees to sell products bearing our brands, to pay us royalties for such products or to renew their license or franchise agreements with us could result in a decline in our results of operations.

Our revenues are dependent on royalty payments made to us under our license and franchise agreements. Although the license agreements for our brands in many cases provide for guaranteed minimum royalty payments to us, the failure of our licensees or franchisees to satisfy their obligations under their agreements with us, their decision to not renew their agreements with us or their inability to grow or maintain their businesses could cause our revenues to suffer. Further, while we are substantially dependent on our relationships with Target and Kohl’s and expect to continue to be at least through Fiscal 2017 when our agreement with Target for the Cherokee brand will expire, the concurrent failure by several of our other material licensees or franchisees to meet their financial obligations to us or to renew their respective license or franchise agreements could materially and adversely impact our results of operation and our financial condition.

Our franchise business exposes us to numerous risks.

In connection with our acquisition of the Flip Flop Shops brand in October 2015, we acquired, and became the franchisor under, a number of franchise agreements with franchisees of this brand. Many of these franchisees maintain one or more Flip Flop Shops retail stores located across the globe, including in the U.S., Canada, the Caribbean, the Middle East and South Africa. This new Flip Flop Shops franchise business exposes us to a variety of risks, including, among others, that: (i) we may not be able to find capable and experienced franchisees who can implement the Flip Flop Shops brand concept and strategies we believe are necessary for the future growth of this brand or produce merchandise and operate stores in a manner consistent with our standards and requirements, which could limit our revenues from this brand and diminish the image and reputation of this brand and our other brands; (ii) even if we are able to attract capable franchise owners, these franchisees may not be able to open new Flip Flop Shops retail stores in a timely manner, or manage and maintain them once opened, if they cannot secure desirable site locations, obtain adequate financing, construct and develop new store locations without delays and attract qualified operating personnel, which could slow the growth of this brand and reduce our franchise revenues; (iii) the third party brands that are sold at Flip Flop Shops stores could decline in popularity or decide to stop selling their merchandise at some or all of the Flip Flop Shops store locations, which could cause sales at these stores to decline; (iv) neighborhood or economic conditions or other demographic patterns where existing or new Flip Flop Shops stores are located could decline or otherwise change in a negative way, which could result in reduced sales by these store locations; and (v) our franchise business is subject to complex and varying franchise laws and regulations imposed by the U.S. federal, state and foreign jurisdictions in which we operate,  and we may need to devote significant costs and resources in order to learn and comply with these laws and regulations.

Our business may be negatively impacted by general economic conditions.

Our performance is subject to worldwide economic conditions and the corresponding impact on levels of consumer spending, which may affect our licensees’ and franchisees’ retail sales. It is difficult to predict future levels of consumer spending and any such predictions are inherently uncertain. Many factors affect the level of consumer spending in the apparel industries, including, among others, prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Further, the worldwide apparel industry is heavily influenced by general economic cycles. Purchases of apparel, footwear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines. As a result, during periods of economic uncertainty, slowdown or recession, the risks associated with our business are generally more acute and we may not be able to maintain or increase our revenue. In addition to decreased consumer spending generally, these periods may be accompanied by decreased demand for, or additional downward pricing pressure on, the products carrying our brands. Accordingly, any prolonged economic slowdown, a lengthy or severe recession or any other negative trend in either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.

We are subject to additional risks associated with our international licensees and franchisees.

We franchise our Flip Flop Shops brand and market and license our other brands outside the United States. Many of our licensees and franchisees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees and franchisees. During the first nine months of Fiscal 2016, greater than 25% of our revenues were derived from our international licensees. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees and franchisees; (iv) competition from foreign companies; (v) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (vi) less effective and less predictable protection and enforcement of our intellectual property; (vii) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

Additionally, and because the majority of our international revenue is denominated in U.S. dollars, fluctuations in the value of the U.S. dollar relative to the foreign currencies of our international licensees’ or franchisees’ operations may negatively impact our royalty revenues. The main foreign currencies we encounter in our operations are the Mexican Peso, the EURO, the Great British Pound, the South African Rand, the Japanese Yen, the Chinese Yuan, and the Canadian Dollar. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

We are dependent on our intellectual property, and we may not be able to successfully protect our rights or that we may become involved in costly legal proceedings regarding our intellectual property.

We hold various trademarks for our brands, including Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Everyday California, Flip Flop Shops, Sideout and Carole Little and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in numerous other countries and we also hold trademark applications for these brands in a number of other countries, although the laws of many countries may not protect our intellectual property rights to the same extent as the laws of the United States. These actions taken by us to establish and protect our trademarks and other proprietary rights might not prevent imitation of our products, infringement of our intellectual property rights by unauthorized parties or other challenges to our intellectual property ownership, or prevent the loss of licensing or franchise revenue or other damages caused thereby. If any of these events occurs, our business prospects, financial condition, results of operations and liquidity could be materially harmed.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action, whistleblower and other litigation and claims, as well as governmental and other regulatory investigations, audits and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any of these actions or legal costs associated with these actions could have a material adverse effect on our business, results of operations or financial condition.

We are dependent on our key management personnel.

Our success is highly dependent upon the continued services of our key executives and employees, including, Henry Stupp, our Chief Executive Officer and a member of our Board or Directors, Howard Siegel, our President and Chief Operating Officer, Jason Boling, our Chief Financial Officer, and Brian Curin, the President of our subsidiary FFS Holdings, LLC. We have a limited number of employees and Mr. Stupp’s and our other executives’ leadership and experience in the apparel licensing industry and Mr. Curin’s expertise in the franchising industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives or other employees. The loss of the services of Mr. Stupp or our other key executives or employees could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

We may encounter difficulties in connection with acquisitions or other strategic transactions and we may not realize the expected benefits from these transactions.

We regularly evaluate opportunities to acquire or represent new brands. During the past three years, we have consummated five acquisitions: our acquisition of the Liz Lange brands in September 2012; our acquisition of various rights to the Cherokee brand in the category of school uniforms in January 2013; our acquisition of the Hawk and Tony Hawk signature apparel brands in January 2014; our acquisition of the Everyday California Lifestyle brand in May 2015; and our acquisition of the Flip Flop Shops brand in October 2015. In addition, in February 2013, we commenced a relationship with Alessandra Ambrosio to market and represent her brand àle by alessandra. We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio of products and services or expand the breadth of our markets. Our history of acquiring and integrating acquisitions is limited, and we may not be successful in realizing the expected benefits from an acquisition. Future success depends, in part, upon our ability to manage an expanded portfolio of brands, which could pose substantial challenges for management. Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating the brands; (ii) significant future charges relating the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) diversion of management’s attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; and (viii) risks associated with entering markets or new types of business arrangements in which we have no or limited prior experience, such as, for instance, our acquisition of franchise agreements and entry into the franchising business upon our acquisition of the Flip Flop Shops brand in October 2015. Accordingly, our recent acquisitions as well as any future transactions that we pursue could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, future acquisitions may also require us to obtain additional equity or debt financing, which may not be available when needed, on favorable terms or at all. If we finance future acquisitions or other strategic transactions by issuing equity or convertible debt securities, our existing stockholders would be diluted. If we finance future acquisitions or other strategic transactions by issuing debt, we may become over-leveraged and our ability to operate our business may be restricted by the agreements governing the debt. In addition, we may experience or incur contingent liabilities, amortization expenses or write-offs of goodwill or trademarks in connection with such transactions. Any of these effects could harm our operating results or financial condition.

We have incurred a significant amount of indebtedness to pay the cash consideration for our recent acquisitions. Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

In order to fund our acquisition of the Liz Lange brands, we entered into a credit facility with JPMorgan on September 4, 2012. We have increased the size of our credit facility on January 31, 2013 in connection with our acquisition of rights related to the Cherokee brand in the school uniforms category, on January 10, 2014 in connection with our acquisition of various assets related to the Hawk and Tony Hawk signature apparel brands, and on October 13, 2015 in connection with our acquisition of the Flip Flop Shops brand and associated assets.

Approximately $26 million in principal amount was outstanding under our credit facility as of October 31, 2015, and is evidenced by (i) three term notes, which were issued on January 31, 2013, January 10, 2014 and October 13, 2015 in the principal amounts of $16.6 million, $19 million and $6 million, respectively, and (ii) a revolving line of credit, pursuant to which we may borrow up to $2 million in principal.

Our indebtedness under the credit facility could adversely affect our operations and liquidity, by, among other things: making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; causing us to use a larger portion of our cash flow to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, product development and capital expenditures and other business activities; making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures, brand acquisitions and other general corporate purposes. All of our outstanding indebtedness owed under the credit facility is due in March 2017. We may seek to refinance all or a portion of this indebtedness before its maturity date. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all.

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

Target’s election in September 2015 to not renew the restated license agreement for the Cherokee brand in the U.S. triggered an event of default under the credit facility. However, we and JPMorgan immediately entered into a forbearance agreement pursuant to which JPMorgan agreed that it would not exercise any of its rights or remedies under the credit facility solely with respect to this event of default through October 12, 2015, and on October 13, 2015, JPMorgan waived this event of default in connection with certain amendments to the credit facility. In the event of a default under the credit facility that is not forborne, cured or waived in accordance with the terms of the credit facility, JPMorgan has the right to terminate its obligations under the credit facility, accelerate the payment on any unpaid balance of the credit facility and exercise its other rights including foreclosing on our assets under the related security agreements. Our failure to comply with the terms of our indebtedness could result in a material adverse effect to our business, including our financial condition and our liquidity.

Our future capital needs may be uncertain and we may need to raise additional funds in the future, and such funds may not be available when needed, on acceptable terms or at all.

Our capital requirements in future periods may be uncertain and could depend upon many factors, including: acceptance of, and demand for, our brands; the costs of developing new brands; the extent to which we invest in new brands; the number and timing of our acquisitions and other strategic transactions; the costs associated with our expansion, if any; and the costs of litigation and enforcement activities to defend our trademarks. In the future, we may need to raise additional funds, and such funds may not be available when needed, on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders would experience dilution and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders, and if we incur additional debt to raise funds, we may become over-leveraged and our ability to operate our business may be restricted by the agreements governing the debt. Moreover, we may incur substantial costs in pursuing future capital transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. If we cannot raise funds when needed and on acceptable terms, or at all, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations, and financial condition.

Our strategic and marketing initiatives may not be successful.

In recent periods, we have invested significant funds and management time in furtherance of our global strategic and marketing initiatives, which are designed to strengthen our brands, assist our licensees in generating increased sales of products bearing our brands and build value for our stockholders over the long term. We expect to continue and, in some cases, expand such initiatives in future periods. While we are hopeful that our efforts in executing on these initiatives will expand our business and build stockholder value over the long term, we may not be successful in doing so and such initiatives may not result in the intended benefits. Any failure by us to execute on our strategic initiatives, or the failure of such initiatives to cause our revenues to grow, could have a materially adverse impact on our operating results and financial performance.

We may not pay dividends regularly or at all in the future.

The determination regarding the payment of dividends is subject to the discretion of our board of directors (“Board of Directors”), and therefore we may not pay any dividends in future periods, whether or not we generate sufficient cash to do so. In addition, pursuant to our credit facility with JPMorgan, we are prohibited from paying dividends without JPMorgan’s consent and in the event that we would be in violation of our covenant regarding our “fixed charge coverage ratio” after giving effect to any proposed dividend or are otherwise then in default of such agreement.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems, including our Enterprise Resource Planning system, to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading existing systems, transitioning to new systems or integrating new systems into our current systems.

Our business and operations would suffer in the event of cybersecurity and other system failures.

Despite the implementation of security measures, our internal computer systems and those of our licensees and franchisees are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Although we have not experienced any such cybersecurity or system failure, accident or breach to date, some of our licensees, including Target, have experienced such events. If such an event were to occur to our internal systems, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, loss of or damage to our data or applications, inappropriate disclosure of confidential or proprietary information, or the incurrence of other material liabilities. If additional such events were to occur to our licensees’ or franchisees’ systems, our royalty revenues could be reduced or disrupted due to decreased sales of our branded products as a result of reputational damage or diversion of costs and other resources from selling products bearing our brands. Any of these events could severely harm our business, results of operations and prospects.

The trading price of our stock may be volatile and shares of our common stock are relatively illiquid.

The trading price of our common stock is likely to be subject to fluctuations as a result of various factors impacting our business, including (i) our financial results, (ii) announcements by us, our retail partners or our competitors, as applicable, regarding or affecting the retail environment either domestically or internationally, the reputation of our brands, our existing or new license agreements and brand representations or acquisitions, strategic alliances or other transactions, (iii) recruitment or departure of key personnel, (iv) changes in the estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock, and (v) market conditions in the retail industry and the economy as a whole.

Further, as a result of our relatively small public float, our common stock may be less liquid than the common stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our common stock than would be the case if our public float was larger.

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock.

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock, without action by our stockholders. Subject to the approval of JPMorgan pursuant to our credit facility, such shares of preferred stock may be issued on terms determined by our Board of Directors in its discretion, and may have rights, privileges and preferences superior to those of our common stock. For instance, such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock, could have superior voting or conversion rights, which could adversely affect the voting power of the holders of our common stock, or could have other terms that negatively impact the voting control or other rights of our common stockholders. Additionally, the ownership interest of holders of our common stock would be diluted following the issuance of any shares of our preferred stock. Further, the preferred stock could be utilized, under certain circumstances, as a method for discouraging, delaying or preventing a change in control of our Company.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

We are subject to income taxes in the United States, California and certain other state jurisdictions. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may come under audit by tax authorities, where these authorities may evaluate and disagree with our judgments regarding our tax provisions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could materially affect our income tax provision, net income or cash flows in the period or periods for which that determination is made. In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business.

We previously identified material weaknesses in our internal control over financial reporting which could, if repeated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has previously identified material weaknesses in our internal control over financial reporting as of the end of Fiscal 2013 and during the first three quarters of Fiscal 2014. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. During Fiscal 2014, we developed and implemented a remediation plan that was designed to address these material weaknesses. While we believe our remedial measures have sufficiently addressed our previously identified material weaknesses, it is possible that additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future. In this case, our consolidated financial statements may be more likely to contain material misstatements, in which case we could be required to restate our financial results. Any such restatement of our financial results could lead to substantial additional costs for accounting and legal fees and litigation and could cause our stock price to decline.

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

Existing, changing and new laws, regulations, listing requirements and other standards relating to corporate governance and public disclosure create uncertainty for public companies and significantly increase the costs and risks associated with operating as a publicly traded company in the United States. Our management team devotes significant time and financial resources to comply with existing and evolving standards for public companies. Further, the SEC has passed, promulgated and proposed new rules on a variety of subjects including, for example, with respect to the preparation and filing of financial statements. The existence of new and proposed laws and regulations relating to our financial reporting or that impose additional or more stringent compliance requirements on us could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in order to comply with existing and any new or additional requirements, we may need to add additional accounting staff, engage consultants or change our internal practices, standards and policies, which could significantly increase our costs and divert the time and attention of our management team away from revenue generating activities. Notwithstanding our efforts, it is possible in future periods that our financial and other public reporting may not be considered timely, accurate or complete. If reporting delays or errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, which could adversely affect our financial results or result in a loss of investor confidence in the reliability of our financial information and other public disclosures, and could materially and adversely affect the market price of our common stock.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

2.1(1)*

Agreement and Plan of Merger, dated October 13, 2015, by and among Cherokee Inc., FFS Merger Sub LLC, FFS Holdings, LLC and Darin Kraetsch, solely in his capacity as the representative of the FFS Holdings, LLC equityholders.

10.1*	Third Amendment to Credit Agreement and Waiver, dated as of October 13, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A.

10.2*	Third Amendment to Term Note, dated as of October 13, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A.

10.3*	Second Amendment to Line of Credit Note, dated as of September 4, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A.

10.4*	First Amendment to Term Note B-1, dated as of October 13, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A.

10.5*	Term Note B-2, dated as of October 13, 2015, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at October 31, 2015 and January 31, 2015; (ii) Consolidated Statement of Operations for the three and nine months ended October 31, 2015 and November 1, 2014; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended October 31, 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended October 31, 2015 and November 1, 2014; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

*	Filed herewith.

**Furnished herewith.

(1)Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 10, 2015

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)