Form 10-K
period 2016-01-30
CHEROKEE INC
filed 2016-04-14
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file No. 0‑18640

CHEROKEE INC.

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	95‑4182437 (IRS Employer Identification No.)
5990 Sepulveda Boulevard Sherman Oaks, CA 91411 (Address of principal executive office, including zip code)
(818) 908‑9868 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.02 par value per share
Name of exchange on which registered:
NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes: ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company (as defined in Rule 12b‑2 of the Act). See definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of July 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant was approximately $244.6 million (computed on the basis of the last trade of the registrant’s common stock on the NASDAQ Global Select Market on July 31, 2015). For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and any person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are affiliates of the registrant for any other purpose.

As of April 8, 2016, the registrant had 8,720,012 shares of its common stock, par value $.02 per share, issued and outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s proxy statement  (the “Proxy Statement”)  for its Annual Meeting of Stockholders to be held on or about June 6, 2016, or portions of an amendment to this annual report on Form 10 K (the “Annual Report”), are incorporated by this reference into Part III of this Annual Report. Such Proxy Statement or Form 10 K/A will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report.

CHEROKEE INC.

This Annual Report, our quarterly reports on Form 10‑Q, other filings we make with the Securities and Exchange Commission (the “SEC”), and press releases and other written or oral statements we may make from time to time may contain “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “anticipates”, “believes”, “estimates”, “plans”, “expects”, “objectives”, “goals”, “aims”, “hopes”, “may”, “might”, “will”, “likely”, “should” and similar expressions are intended to identify such forward‑looking statements. Forward‑looking statements in this Annual Report include, among others: statements regarding our goals or expectations for our future performance; expected trends in the retail licensing industry, including apparent trends around direct to retail licensing; the likelihood of sustained retail sales by our current licensees, such as Target Corporation (“Target”) and Kohl’s Illinois, Inc. (“Kohl’s”); the likelihood that our licensees will achieve royalty rate reductions; our ability to integrate the franchise operations of the Flip Flop Shops brand into our business; our ability to manage our direct to retail licensing business, wholesale licensing business and franchising business; our prospects for obtaining new licensees and franchisees; and our prospects for obtaining new brands to acquire or represent and our ability to integrate such brands into our business and achieve the expected benefits of any such acquisitions or representations. Forward‑looking statements are based on our current views, expectations and assumptions and involve known and unknown risks and uncertainties that may cause actual results, performance, achievements or share prices to be materially different from any future results, performance, achievements or share prices expressed or implied by the forward‑looking statements. Such risks and uncertainties include, among others: the effect of global economic conditions; the financial condition of the apparel industry and the retail industry; adverse changes in licensee or consumer acceptance of products bearing our brands; our dependence on Target for a substantial portion of our revenues and our ability to replace these revenues when our arrangement with Target expires in January 2017; our dependence on our key management personnel; the effect of intense competition we face from other brands; our ability to protect our intellectual property rights; risks associated with our international licensees; the benefits to us of our recently acquired assets related to the Everyday California and Flip Flop Shops brands; our indebtedness and other requirements under our credit facility with JPMorgan Chase (“JPMorgan”); our future capital needs and our ability to raise funds in future periods if necessary; and the volatility in the trading price and the relative illiquidity of our common stock. These and other risks and uncertainties are discussed in more detail under Item 1A, “Risk Factors”. You should not place undue reliance on the forward‑looking statements we make because some or all of them may turn out to be wrong. Forward-looking statements speak only as of the date they are made and except as required by law, we undertake no obligation to update any of the forward‑looking statements we make to reflect future events and developments.

As used in this Annual Report, “Cherokee”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, “Fiscal 2016” refers to the fiscal year ended January 30, 2016; “Fiscal 2015” refers to the fiscal year ended January 31, 2015; and “Fiscal 2014” refers to the fiscal year ended February 1, 2014.

We own the registered trademarks or trademark applications for Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Everyday California®, Flip Flop Shops®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others. All other trademarks, trade names and service marks included in this Annual Report are the property of their respective owners.

PART I

Item 1.  BUSINESS

Overview

Cherokee is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little, Everyday California , Flip Flop Shops and àle by alessandra brands and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading global licensors of style focused lifestyle brands for apparel, footwear, home products and accessories. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We enter into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them our proprietary 360-degree platform. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. We believe our retail responsiveness process and 360-degree unique value proposition have allowed Cherokee to address the growing power of the consumer and the present and future needs of the retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe Cherokee has become a key strategic partner to our licensees. As of January 30, 2016, we had thirty-four continuing license agreements covering domestic and international markets, fifteen of which pertained to the Cherokee brand. We have also entered into wholesale arrangements for the manufacture and sale of products bearing certain of our brands. Further, in connection with our acquisition of the Flip Flop Shops trademark and related assets, we acquired, and became the franchisor under, franchise agreements with franchisees that operate Flip Flop Shops retail stores located worldwide.

We are guided by three value pillars that speak to our diverse global partners, Vision, Agility, Scale:

Vision - Brand vision that will drive differentiation and a fresh point of view to engage customers across every touch point and in multiple categories.

Agility - The agility of our unique 360-degree platform to quickly seize opportunity and swiftly introduce our branded products.

Scale - The ability to fully leverage our brands’ physical and digital spaces with multi-category relevancy and with globally recognized brands that drive a seamless customer experience.

We derive revenues primarily from licensing our trademarks to retailers all over the world. Our current retail licensee relationships cover over fifty countries and over 9,000 retail stores and online businesses and include relationships with Target, Kohl’s, RT Mart, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Argos, Nishimatsuya Walmart Canada and Sears Canada. Our two most significant licensees are Target and Kohl’s.

Cherokee was incorporated in Delaware in 1988. Our principal executive offices are located at 5990 Sepulveda Boulevard, Sherman Oaks, California 91411, telephone (818) 908‑9868. We maintain a website with the address www.cherokeeglobalbrands.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10‑K.

Direct to Retail Licensing Model

Our primary emphasis is domestic and international Direct to Retail licensing. In Direct to Retail licensing, we grant retailers a license to use our trademarks on certain categories of merchandise. We collaborate with our licensees’ product development staff and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks, and in some cases our licensees modify or expand the designs or create their own designs to suit their seasonal, regional and category needs. In many cases, the licensee is responsible for designing and manufacturing the merchandise, although many products are subject to our pre‑approved packaging, graphics and quality control standards and many of our licensees’ marketing campaigns are subject to similar oversight. We plan to continue to solicit new licensees using our Direct to Retail licensing model in new territories and additional product categories as we seek to expand our business.

Over the past few decades, we believe that the Direct to Retail licensing model has become more widely accepted by many retailers worldwide, as it generally offers each licensee, or retailer, the exclusive right to market multiple categories of products with a recognized brand within their territory, thereby offering licensees the ability to enhance their marketing strategies and achieve a competitive advantage over competing retailers. This differentiation can also provide the retailer/licensee an opportunity to command a “premium” over private label price points, which can result in increased profit margins, even after royalties have been paid to the licensor. The licensees generally directly source their own inventory, thereby eliminating the licensor’s exposure to inventory risk while allowing the licensees to benefit from large economies of scale.

Many of the world’s largest retailers have successfully introduced, and continue to introduce, new brands based on the DTR licensing model. Examples of retailers actively participating in the DTR licensing model include Target, Walmart, Carrefour, Kohl’s and C&A, among others.

Our Direct to Retail licensing strategy is premised on the proposition that, for many retailers in various countries worldwide, most aspects of the moderately priced apparel, footwear and accessories business, including product development, design, merchandising, sourcing and distribution, can be executed most effectively by these retailers themselves, who not only command significant economies of scale, but also interact daily with their end consumers. We believe that many of these retailers may be able to obtain higher gross margins on sales and increase store traffic by directly designing, sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than by carrying only private label goods or by carrying only branded products obtained from third‑party vendors. We also believe that enhanced profitability is achievable with our Direct to Retail strategy, which coupled with the substantial marketing costs to establish and maintain an in‑store brand, will continue to increase the desirability of our strategy to retailers.

Our primary strategy is to capitalize on these trends by licensing our portfolio of brand names directly to retailers around the world, who, working in conjunction with us, develop merchandise for their stores, and to augment our current portfolio by acquiring additional brands that have high consumer awareness, broad appeal and applicability to a range of merchandise categories.

Wholesale Licensing Model

In addition to our DTR licensing model, we also license our brands to manufacturers and wholesalers based on wholesale arrangements who sell products bearing our brands. Although our strategy has historically been focused on the DTR licensing model, this alternative model diversifies our sources of revenue and licensee or other partner relationships and provide additional avenues to obtain brand recognition and grow our Company, including access to some customers and markets that we may not be able to reach based solely on a DTR licensing model.

Wholesale licensing generally involves licensing to manufacturers that produce and import various categories of apparel, footwear, home products and accessories under our trademarks and sell the licensed products to retailers. We have some historical wholesale licensees with respect to some of our brands and we have recently entered into several new wholesale arrangements, for the Cherokee brand, starting in Fiscal 2018.  Wholesale licensing gives us the opportunity to further expand the reaches of our brands into markets where a DTR model may not be the most effective approach. The wholesale licensee structure aligns with our strategic plan and is consistent with our zero-inventory, no-manufacturing-risk business model.

Franchise Licensing Model

Our franchise business involves licensing our Flip Flop Shops brand to third-party franchisees that operate retail stores under this brand name. In our franchising operations, we typically specify the products and services that will be offered by the franchisees and also provide them with an operating system and other operational support. The Flip Flop

Shops franchise structure aligns with our strategic plan and is consistent with our zero-inventory, no-manufacturing-risk business model.  As part of our growth plan for Flip Flop Shops, we intend to expand store inventory to include more Company-owned brands and expand the retail concept through a combination of new retail store locations, shop-in-shops and mobile commerce.

Brand Portfolio

Cherokee markets both owned brands and brands it represents. Generally, when representing brands, we perform a range of services including marketing, solicitation of licensees, contract negotiations and administration and maintenance of license or distribution agreements, among other things. In exchange for our services, we typically receive a certain percentage of the net royalties generated by the brands we represent and for which we establish a licensing arrangement. Summaries of some of our owned brands and other brand representations are included below.

Today, our brands are licensed with retail and wholesale licensees in over fifty countries and over 9,000 retail locations. We continue to solicit additional licensees for all our brands internationally.

Owned Brands

Cherokee

Cherokee is an iconic, American family‑lifestyle brand, offering classic, casual and comfortable products at affordable prices. Cherokee, which was initially launched as a footwear line in 1973, seeks to produce timeless classics, inspired by vintage Americana while continually being updated to account for modern trends. After four decades, the Cherokee brand stands for confident, effortless and relaxed American style. We believe this heritage positions the Cherokee brand for future growth and further international expansion. The Cherokee brand’s most significant licensee is Target, which launched the Cherokee brand almost two decades ago as a multi‑category product offering that encompasses kid’s apparel, accessories, footwear and school uniforms (the rights to which we acquired in January 2013). Our relationship with Target covering Cherokee branded products will end in January 2017. Additional categories of Cherokee branded products are sold internationally, including adult apparel, home décor, textiles, outdoor furnishings and camping gear.

Licensing revenues for our Cherokee brand totaled $25.6 million, $26.5 million and $24.7 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, which represented 74%, 76% and 86%, respectively, of our total revenues for such periods.

Liz Lange and Completely Me by Liz Lange

Liz Lange has gained wide acceptance as a modern “maternity and beyond” designer brand that brings women versatile, comfortable, affordable and flattering style for every stage of pregnancy. Liz Lange maternity apparel debuted in over 1,500 Target stores in the United States in 2002 and continues to be sold exclusively in Target stores in the United States. During 2010, Completely Me by Liz Lange was launched exclusively on the Home Shopping Network in the United States and The Shopping Channel in Canada. The Completely Me brand consists of sophisticated and comfortable casual clothing and sportswear for women. We acquired the Liz Lange brands in September 2012.

Hawk and Tony Hawk

Tony Hawk, among the most well‑known athletes in skateboarding history, is the founder of the Tony Hawk clothing line. Designed for comfort, flexibility and durability, the clothing line is designed to embody the “skate culture” lifestyle, combining style and performance. We acquired the Hawk and Tony Hawk brands in January 2014, which expands our presence in department store and specialty channels of distribution. The brand is, and we expect will continue to be, exclusively licensed in the United States to Kohl’s, with Tony Hawk clothing and accessories sold in Kohl’s department stores and online. Separate wholesale license agreements are in place to supply Hawk and Tony Hawk signature apparel in Canada and throughout Europe and we intend to secure additional licensees to expand these brands globally.

Licensing revenues for our Hawk and Tony Hawk brands totaled $5.0 million and $4.9 million in Fiscal 2016 and Fiscal 2015, respectively, which represented 14% and 14%, respectively, or our total revenues for such periods.

Everyday California

Crafted in Southern California, Everyday California is designed to embody the California spirit and celebrate living life to the fullest. From California’s snowcapped mountains to the sandy shores, Everyday California apparel and accessories for men and women are the perfect match for any journey. Everyday California was born out of a desire to share the California state of mind and the notion that adventure is just around the corner.

Flip Flop Shops

Flip Flop Shops is an authentic market-leading retail franchise chain devoted to the hottest brands and latest styles of flip flops, casual footwear and accessories.  Flip Flop Shops currently has over 90 retail franchise shops in the U.S., Canada, the Caribbean, the Middle East and South Africa, and over 100 additional retail shops in development worldwide. Its locations carry definitive assortments of recognized brands including OluKai, SANUK, Cobian, Havaianas, Quiksilver, ROXY, Reef, and many more.

Point Cove

Point Cove was created in-house by Cherokee' design team in close collaboration with Reliance Trends. The brand brings a combination of playfulness and sophistication to Reliance stores in key categories including apparel, accessories, and footwear, for kids ages 2-14. The collection features bold colors that bring the California spirit to India.

Sideout

Conceived in 1983 by a California volleyball player, the Sideout brand took root at the beach, harnessing the easy spirit of a casual California lifestyle. Ideal for a game of beach volleyball or a breezy vacation, Sideout products perform in quality, functionality and originality by offering casual, hip and cool clothing, footwear and accessories at affordable prices.

Carole Little

Carole Little was founded in 1975 by designer Carole Little through her love for contemporary clothing. The Carole Little brand became recognized for colorful and unusual prints, soft two‑piece outfits and dresses. The Carole Little brand has an ageless, independent attitude for the self‑confident woman.

Represented Brands

Àle by Alessandra

Inspired by the life and style of global international fashion icon Alessandra Ambrosio, the àle by alessandra brand brings a “Brazil‑bohemia meets Malibu‑chic” collection of feminine, colorful and effortless apparel to savvy, fashion‑minded women around the world. Like Alessandra, the àle by alessandra customer has a personal style that is casual, chic and effortlessly cool. We are representing the àle by alessandra brand, which debuted at Planet Blue and at Lunada Bay in 2014. Beginning in spring of 2015, Oxford Ophthalmic, Physician Endorsed and Esquire Footwear are debuting lines of àle by alessandra eyewear, hats, totes and casual footwear.

Value Pillars

We are guided by three value pillars that speak to our diverse global partners:

•	Vision - we deliver to our licensing partners a brand vision that will drive differentiation and a fresh point of view to engage customers across every touch point and in multiple categories

o	Expert point-of-view
o	Total retail strategy
o	Organic growth drivers
o	Forge strategic partnerships
•	Agility - our partners depend on the agility of our unique 360-degree platform to quickly seize opportunity and swiftly introduce our branded products
o	Agility enabler
o	We direct – you select
o	Content delivery
•

Scale - our licensing partners appreciate the scalability of our brands and the ability to fully leverage their physical and digital spaces with multi-category relevancy and with globally recognized brands that drive a seamless customer experience

o	Physical and digital commerce
o	Global design
o	Brand optimization

We create and establish our brands on a global basis (scale) via superb marketing (vision), strong execution (agility), innovative products & exceptional leadership.

Strategic Initiatives

We believe that our core strengths position us to expand our business and enhance stockholder value. Cherokee provides its licensees with a proprietary 360‑degree platform that seamlessly integrates with our licensing model. Our 360‑degree platform currently includes the following:

•

Product Design and Development— Our product design and development activities are led by design teams that work collectively with the licensees for each of our brands to develop a story, point‑of‑view and point‑of‑difference, develop product guidelines, including graphic language, fabrics, quality details and trim, and oversee execution to maintain brand integrity. These teams also assist in developing innovative seasonal product design concepts for our brands to maximize organic growth opportunities.

o	Design and product management
o	Category expansion
o	Supply chain
o	Full-family lifestyle assortment
o	Pricing and line architecture
•

Marketing and Media Support— Our marketing services are designed to evolve and strengthen the positioning of our brands in collaboration with our retail partners on a direct‑to‑consumer and consumer‑to‑consumer basis by, among other things, creating enhanced in‑store experiences with the introduction of custom design fixtures and visual displays, developing an integrated retail strategy across all consumer touch‑points, including in‑store, social media and other online avenues and cultivating relationships with credible brand ambassadors.

o	In-Store Experience
o	Multi-touch point integration and support
o	Retail marketing
o	Strategic planning
•

Brand Expansion and Insights— These initiatives, which aim to achieve strategic revenue growth, include, among others, providing retail analytics data and marketing research about consumer insights and trends and identifying and sharing approved global sourcing and manufacturing vendors, customized sales and merchandising plans for each of our brands and routine analysis of sales patterns to direct our geographic, product category and brand expansion efforts.

o	Account management
o	Joint business planning
o	Shoppe insights
o	Retail analytics

o	Organic growth roadmap

Strategic Growth Objectives

We have the following strategic growth objectives:

Organic Growth

Organic growth involves introducing new product categories with existing partners and expanding existing brands into new stores and new territories. We are focused on the following organic growth drivers: a larger online presence with our partners in order to capitalize on the growth of digital commerce; enhanced in-store experiences, such as shop-in-shop floor presentations; and product category expansion into home, footwear, and essentials; and partner expansion with more stores.

Brand Acquisition

Brand acquisition involves acquiring and representing new brands. We target style-focused lifestyle brands, such as our recently acquired Everyday California and Flip Flop Shops brands. We evaluate new brand candidates based on their global market potential and product category expansion opportunities, in categories such as home, sportswear, beauty, athletic, designer, denim, performance, footwear, and accessories.

New Partners

Our new partners’ objective involves pursuing relationships with new retailers in order to further expand the reach of our brands into new geographic and customer markets and new types of stores and other selling mediums. This objective also involves expanding our types of partner relationship to include additional wholesale licensees and, with our acquisition of the Flip Flop Shops trademark and brand name, franchisees of this brand. In our efforts to expand our portfolio of licensee partners, we acquired a number of new licensees for our brands in a variety of territories in Fiscal 2016, some of which are described below.

Cherokee

Sears Canada

In April 2015, we entered into a license agreement with Sears Canada Inc. The agreement covers a wide range of Cherokee lifestyle products, including men’s, women’s and children’s clothing, footwear and accessories, and is planned to launch in the spring of 2016.

Argos

In January 2015, we entered into a license agreement with Argos, a subsidiary of Home Retail Group plc, covering a broad assortment of Cherokee lifestyle products online, in catalogs and in more than 750 Argos stores across the United Kingdom and Ireland, which launched in late July 2015.

Wholesale Agreements

In February 2016, we entered into a license agreement with four wholesale distributors to distribute the Cherokee brand within the U.S. to various retailers beginning in Fiscal 2018. The categories cover a wide range of Cherokee products including men’s and boy’s casual sportswear, sweaters and outerwear; newborn, infant and toddler boys and girls clothing and layette; girl’s active wear, sportswear, dresses, denim, and sweaters; and swimwear and sleepwear.

Hawk and Tony Hawk

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

Liz Lange

Sears Canada

In April 2015, we entered into a new license agreement with Sears Canada covering Liz Lange maternity and sportswear, including expanded size ranges, to be sold in Sears Canada stores and online beginning in the spring of 2016.

Royalties

Our rights to receive royalties for sales of products bearing our brands are set forth in the terms of our license agreements with various retailers and wholesalers. Generally, royalty rates for our DTR licenses vary as a percentage of the retailer’s net sales of licensed products. For wholesale license agreements, royalty rates are calculated based upon fixed percentages of wholesale sales from the wholesaler to the retailer. For retail license agreement, in some cases, royalty rates are calculated based upon fixed percentages of retail product sales. In other cases, the royalty rates we receive may decrease depending on the retailer’s annual sales of licensed products and the retailer’s guaranteed annual sales of licensed products, which decreased royalty rate would not apply retroactively to sales since the beginning of the applicable fiscal year. For instance, our arrangement with Target provides for, with respect to Cherokee branded products in certain product categories, royalty rate reductions once specified cumulative levels of sales of these products are achieved by Target during each fiscal year and, with respect to other product categories, fixed royalty rates that apply irrespective of sales volume. The royalty rates we receive from our licensees vary depending on the terms of each licensing agreement.

In many cases, we require the licensee to guarantee a minimum dollar amount of retail sales. These minimum guarantees require our licensees to pay us a minimum royalty each year. In the case of Target, its minimum royalty payment was $10.5 million for each of Fiscal 2015 and Fiscal 2016.

As of January 30, 2016, we had contractual rights to receive over $50 million forward‑facing minimum royalty revenues over the next six years, excluding any revenues that may be guaranteed in connection with contract renewals. Our rights to such contractual minimums are primarily the result of our license agreement with Target for our Cherokee brand, which extends through January 2017, and our license agreement with Kohl’s for the Hawk and Tony Hawk brands, which extends through January 2018.

Royalties are generally paid within 30 days after a quarterly selling period that has been defined in the applicable license agreement. In order to ensure our licensees are reporting and calculating the appropriate royalties, all of our license agreements grant us the right to audit our licensees’ retail sales data for our brands to validate the amount of the royalties paid.

Franchise Fees and Franchise Royalties

Franchisees who wish to operate Flip Flop Shops retail locations inside the United States enter into a franchise agreement with us that generally provides franchise rights for each location for an initial term of 10 years and typically includes a 10-year renewal provision, subject to certain conditions as specified in the franchise agreement. The agreements provide the franchisee the rights to use the Flip Flop Shops brand name, trademarks and know-how in the operation of a Flip Flop Shops retail store. Franchisees typically pay us an initial franchise fee (historically $35,000 per store) and a royalty fee based on a percentage of gross sales at the retail store (historically 5%).

In certain non-U.S. markets, we may grant a master franchisee exclusivity to develop or sub-franchise a territory for a specified number of new Flip Slop Shops locations in the territory based on a negotiated schedule. In these instances, the master franchisee pays an initial master franchise fee (typically $100,000 to $300,000 per master franchise), a per-location opening fee and a royalty fee based on a percentage of gross sales at the retail stores (historically 2.5%).

Historically, the average per store sales have been approximately $300,000, with average net store openings per year of 15 stores.

Licensees

We have licensed our brands and the brands we represent to numerous different retailers and wholesalers. Two of our most significant Direct to Retail licensees are Target and Kohl’s.

Target

Pursuant to one of our license agreements with Target, Target maintains exclusive rights to the Cherokee brand in various specified categories of merchandise in the U.S. Under our U.S. license arrangement with Target covering sales of all Cherokee branded products except sales of Cherokee branded products in Canada (which have now ceased as a result of Target discontinuing its operations in Canada), Cherokee branded adult products sold on Target’s website and Cherokee branded products sold in the school uniforms category, Target pays reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales are achieved during each fiscal year. These royalty rate reductions do not apply retroactively to Target’s retail sales since the beginning of the year, but rather apply only to sales made during the applicable fiscal year subsequent to the achievement of the specified sales volume. Our license arrangement with Target governing sales of Cherokee branded adult products sold on Target’s website and Cherokee branded products sold in the school uniforms category provides for a fixed royalty rate based on Target’s net sales of products during each fiscal quarter.

In September 2015, Target informed us that it will not renew its license agreement covering sales of Cherokee branded products in the U.S. in all categories after the end of its current term, which expires January 31, 2017 for most Cherokee branded products. This license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee in Fiscal 2016 and Fiscal 2017 until its expiration. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to Cherokee until its expiration.

During September 2012, we assumed an additional license agreement with Target covering sales of Liz Lange branded products in the U.S. Pursuant to this agreement, Target is obligated to pay us a fixed royalty rate based on Target’s net sales of products bearing this brand. This agreement is unaffected by the non-renewal of our other agreements with Target covering the Cherokee brand.

Royalty revenues from Target U.S. for the Cherokee brand, which excludes sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category, were $14.9 million during Fiscal 2016, $15.0 million during Fiscal 2015 and $15.3 million during Fiscal 2014, which accounted for 43%, 43%, and 53%, respectively, of our consolidated revenues during such periods. The expiration of our license arrangements with Target for Cherokee branded products may have a material adverse effect on our business. See Item 1A, “Risk Factors”.

Kohl’s

In connection with our acquisition of the Hawk and Tony Hawk brands in January 2014, Cherokee entered into a retail license agreement with Kohl’s. Pursuant to this license agreement, Kohl’s maintains exclusive rights to the Hawk and Tony Hawk signature apparel brands in various specified categories of merchandise in the U.S. The current term of the license agreement with Kohl’s continues through January 31, 2018, and obligates Kohl’s to pay Cherokee an annual minimum royalty of $4.8 million.

Other Licensees

We have continuing international license agreements for the Cherokee brand and our other brands with leading retailers in over fifty countries. We license to retailers such as RT Mart, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Argos, Nishimatsuya, Walmart Canada and Sears Canada.  Additionally, subsequent to the end of Fiscal 2016, we entered into several new wholesale licensing arrangements covering sales of products bearing several of our brands within the United States, in order to diversify our sources of revenue and licensee or other partner relationships and provide additional avenues to obtain brand recognition and grow our Company, including access to some customers and markets that we may not be able to reach based solely on a DTR licensing model.

Trademarks

We hold various trademarks, including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Everyday California®, Flip Flop Shops®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez‑West®, Chorus Line®, All That Jazz® and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in a number of other countries. We also hold trademark applications for each of these brand names in numerous countries. Our business is dependent upon our trademarks and other intellectual property rights. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademark, know‑how, trade secrets, and contractual restrictions to protect our intellectual property rights both domestically and internationally. See Item 1A, “Risk Factors”.

Competition

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensees’ net sales of licensed products. Additionally, franchisees of our Flip Flop Shops brand pay us a percentage of their net sales. Merchandise bearing our Cherokee, Carole Little, Sideout, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk and Everyday California brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, as well as merchandise sold by Flip Flop Shops retail shops, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona, and Route 66. Factors that shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of what we believe is an increasing trend towards consolidation of retailers and what appears to be a de-emphasis by retailers on the manufacture of private label merchandise, our business plan in the United States focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers and, to a lesser extent, entering into franchise relationships with Flip Flop Shops retail store owners and engaging wholesalers to manufacture products bearing our brands and sell these products to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our franchisees’ ability to sell products bearing our or third-party brands, and the ability of our licensees and franchisees to respond to ever-changing consumer demands. We also compete with other companies owning established trademarks, which have entered into, and could continue to enter into, similar arrangements with retailers and wholesale manufacturers in the U.S. and internationally, including with our existing retail and wholesale partners, thereby competing with us for consumer attention, limited floor and rack space in the same stores in which our branded products are sold and time and resources of wholesale licensees that manufacture our products.

Seasonality

We have agreed to certain contractual royalty rate reductions with Target for sales of certain Cherokee branded products in various product categories in the U.S. in each fiscal year, which apply for future sales during the applicable fiscal year as certain sales volume thresholds are achieved. Historically, this has caused us to record our highest revenues and profits in our first quarter and our lowest revenues and profits in our fourth quarter. However, such historical patterns and seasonal trends may vary significantly in future periods, depending upon retail sales volumes achieved in each quarter by Target, the revenues we receive that are not subject to reduced royalty rates based upon cumulative sales, and the terms of any new license agreements.

Government Regulations

Various state laws and the Federal Trade Commission regulate our Flip Flop Shops franchising activities. For instance, the Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement, and several states require registration and disclosure in connection with franchise offerings and sales. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act. We are also subject to various laws that are generally applicable to businesses in our industry, such as work safety and labor laws that govern certain of our operations and our employee relations. Our violation of any of these laws could subject us to significant fines, criminal sanctions and other penalties, which could have a material adverse effect on our business and results of operations.

Employees

As of January 30, 2016, we employed fifty‑one persons. None of our employees are represented by labor unions, and we believe that our employee relations are satisfactory.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers, employees and manufacturers that produce products on behalf of our licensees. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report.

Segment Information

We consider our business activities to constitute a single segment. A summary of our revenues and assets by geographic area is set forth in Note 11 to our consolidated financial statements included in this Annual Report. See our consolidated financial statements included in this Annual Report for revenues from external customers, a measure of profit and loss and our total assets for our one reportable segment. We face risks attendant to our foreign operations. See Item 1A, “Risk Factors”.

SEC Filings

We make our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available free of charge on our website at www.cherokeeglobalbrands.com as soon as reasonably practicable after we file these materials with, or furnish them to, the SEC. The reference to our website is an inactive textual reference and the contents of our website are not incorporated into or otherwise considered part of this Annual Report.

Executive Officers of the Registrant

The following table sets forth information with respect to each of our current executive officers:

Name, Age and Present Positions with Cherokee	Principal Occupation for Past Five Years; Business Experience
Henry Stupp, 52 Chief Executive Officer, Director

Mr. Stupp became our Chief Executive Officer in August 2010. Prior to joining Cherokee, Mr. Stupp was a co‑founder of Montreal-based Novel Teez Designs, later known as NTD Apparel USA LLC, a leading licensee of entertainment, character, sport and branded apparel and a supplier to many major North American retailers. Mr. Stupp served as President of NTD Apparel USA LLC from 2005 until 2010. During his tenure with NTD Apparel, he successfully identified, negotiated, and introduced many well‑known licenses and brands to a broad retail audience. Mr. Stupp is currently serving a two year term as a Director of the International Licensing Industry Merchandiser’s Association. Mr. Stupp attended Concordia University where he majored in Economics.

Howard Siegel, 61 President and Chief Operating Officer

Mr. Siegel has been employed by us since January 1996, starting as Vice President of Operations and Administration, becoming President in June 1998 and becoming Chief Operating Officer in January 2010. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a senior executive for Federated Department stores and Carter Hawley Hale Broadway stores. Mr. Siegel attended the University of Florida where he received his Bachelor of Science degree.

Jason Boling, 45 Chief Financial Officer

Mr. Boling became our Chief Financial Officer in March 2013. Prior to joining Cherokee, he was Vice President of Finance and Accounting at DTS Inc., a leader in high‑definition audio technologies and audio enhancement solutions, for over six years. Mr. Boling has broad domestic and international experience in mergers & acquisitions, acquisition integration, strategic planning, budgeting, Sarbanes‑Oxley compliance and controls, investor relations and tax planning. For four years prior to his tenure with DTS, he was the Vice President and Corporate Controller at Inamed Corporation, a global manufacturer of medical devices, and he spent many years in public accounting, including with accounting firm Deloitte & Touche LLP. Mr. Boling is a California CPA, and he earned his bachelor’s degree in Business Administration from California State University Northridge.

Item 1A.  RISK FACTORS

The occurrence of any of the risks and uncertainties and other factors described below and elsewhere in this Annual Report and the other documents we file with the SEC could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from our historical results and the results contemplated by any forward-looking statements we may make herein, in any other document we file with the SEC, or in any press release or other written or oral statement we may make. You should carefully consider all of these risks and the other information in this Annual Report and the other documents we file with the SEC before making any investment decision with respect to our common stock. The risks described below and elsewhere in this Annual Report are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our financial condition and business operations.

Risks Related to Our Business

Our business is subject to intense competition.

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensees’ net sales of licensed products. Additionally, franchisees of our Flip Flop Shops brand pay us a percentage of their net sales. Merchandise bearing our Cherokee, Carole Little, Sideout, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk and Everyday California brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, as well as merchandise sold by Flip Flop Shops retail shops, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona, and Route 66. Factors that shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of what we believe is an increasing trend toward consolidation of retailers, our business plan in the United States focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers and, to a lesser extent, entering into franchise relationships with Flip Flop Shops retail store owners and engaging wholesalers to manufacture products bearing our brands and sell these products to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our franchisees’ ability to sell products bearing our or third-party brands, and the ability of our licensees and franchisees to respond to ever-changing consumer demands. Failures with respect to any of these factors could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products. Further, we cannot control the level of resources that our licensees or franchisees commit to supporting our brands, and our licensees may choose to support products bearing other brands to the detriment of our brands because our agreements generally do not prevent our licensees from licensing from selling products of, our competitors. In addition, we compete with other companies owning established trademarks, which have entered into, and could continue to enter into, similar arrangements with retailers and wholesale manufacturers in the U.S. and internationally, including with our existing retail and wholesale partners, thereby competing with us for consumer attention, limited floor and rack space in the same stores in which our branded products are sold and time and resources of wholesale licensees that manufacture our products.

We are subject to risks related to the retail business that are applicable to our licensees and franchisees.

There are numerous risks and other factors applicable to the businesses of retailers (including our licensees and franchisees) that can impact the sale of products that bear our brands and, with respect to our franchisees, the sale of products bearing other brands from which we generate revenues. Any decline in sales by one or more of our licensees or franchisees could adversely affect our revenues.

Factors that may adversely affect our licensees and franchisees and their sales of products include the following, among others: (i) weather, environmental or other conditions that may impact consumer shopping activity in retail stores; (ii) consumer preferences regarding fashion trends and styles, which can be region-dependent and subject to rapid and significant fluctuations; (iii) consumer preferences regarding where to shop; (iv) the growth of online shopping and the ability of our licensees and franchisees to market and sell products through these avenues; (v) changes in the availability or cost of capital in light of the financial condition and capital requirements of our licensees and franchisees; (vi) shifts in the seasonality of shopping patterns; (vii) fluctuating retail prices; (viii) labor strikes or other interruptions that impact supply chains and transport vendors (ix) the impact of excess retail capacity; (x) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (xi) material acquisitions or dispositions; (xii) investments in new business strategies; (xiii) the success or failure of significant new business ventures or technologies; (xiv) actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities and officials; (xv) security breaches; (xvi) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events; and (xvii) the other risks discussed in this Item 1A.

We rely on the accuracy of our licensees’ and franchisees’ retail sales reports for reporting and collecting our revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported or collected.

Most of our revenues are generated from retailers who license our brands to manufacture and sell products bearing our brands in their stores and on their websites. In addition, we have a number of franchise agreements with franchisees of the Flip Flop Shops brand and we have arrangements with several wholesalers who license our brands to manufacture products bearing our brands and sell these products to retailers. Under our existing agreements, these licensees and franchisees pay us fees based in part on the value of products sold. We rely on our licensees and franchisees to accurately report the retail sales in collecting our license and franchise fees, preparing our financial reports, projections and budgets, and directing our sales and marketing efforts. All of our license and franchise agreements permit us to audit our licensees and franchisees. If any of our licensee or franchisee reports understate the retail sales of products they sell, we may not collect and recognize revenues to which we are entitled on a timely basis or at all, or may endure significant expense to obtain compliance.

Our business is dependent on the success of our Direct to Retail licensing model, as well as our other licensing and franchising models.

Although we recently commenced franchise operations with our acquisition of the Flip Flop Shops brand and we intend to grow this business in the future and we also recently entered into several new licensing arrangements with wholesalers and may seek to enter into additional wholesale arrangements in the future, we continue to be focused on our Direct to Retail licensees. In Direct to Retail licensing, we grant retailers a license to use our trademarks on certain categories of merchandise. In many cases, the licensee is responsible for designing and manufacturing the merchandise, although we typically collaborate with our licensees’ product development staff and merchandisers on design direction, packaging, marketing, and other aspects pertaining to products bearing our trademarks. Over the past two decades, the Direct to Retail licensing model has become more widely accepted by many retailers worldwide, and our business plan is still based on the continued success of this model with our current licensees and with new retailers we may solicit to license our brands in new territories and additional product categories as we seek to expand our business. Although we believe there is an increasing trend towards consolidation of retailers, which could support the growth of our Direct to Retail licensing model, this belief may turn out to be wrong. If our current or potential future retail licensees do not perceive our Direct to Retail licensing model to be advantageous to them, then they may move away from this model and instead embrace alternatives, such as purchasing from wholesalers or manufacturing private label products. Such a change in perception could occur for a variety of reasons, including reasons based on retailers’ beliefs or expectations that do not turn out to be accurate.

Further, even though our pursuits of wholesale and franchise models may diversify our sources of revenue in the event that our expectations regarding Direct to Retail licensing trends do not prove to be accurate, these pursuits could themselves be unsuccessful and could divert management’s attention and other resources, including time and capital, from our Direct to Retail licensing strategy. As a result, our future success depends in part on our ability to successfully manage these multiple licensing avenues.

If our Direct to Retail licensing model ceases to be attractive to retailers or we are unable to manage our wholesale and franchise arrangements together with our Direct to Retail licensing model, then we would be unable to continue to pursue our business plan and our financial condition and prospects would be harmed.

Our business is largely dependent on royalties from Target, which has notified us that it will not renew its current relationship with us for the Cherokee brand.

Royalty revenues from our Cherokee brand at Target accounted for greater than 40% of our consolidated revenues during each of Fiscal 2016, Fiscal 2015 and Fiscal 2014. In September 2015, Target informed us that it would not renew its license agreement covering sales of Cherokee branded products in the U.S., which expires at the end of its current term on January 31, 2017 for most Cherokee branded products. The license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues to us in Fiscal 2017 until its expiration. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to us until its expiration. If Target were to reduce its sales of Cherokee branded products prior to expiration of its license, even if Target continues to pay the minimum annual royalties required under the license agreement with Target, any increased revenues we may receive from other licensees or franchisees may not be sufficient to offset such a reduction in royalty revenues from Target. Replacing the royalty payments received from Target is be a significant challenge, and we might not be successful in doing so. If we are not successful in replacing the Target royalty payments with equal or greater payments from other partners, the termination of this license agreement, which currently extends through January 31, 2017 could have an adverse effect upon our revenues and cash flow. In addition, in September 2012 we expanded our relationship with Target when we assumed an additional license agreement with Target for the Liz Lange brand, which we do not expect to be affected by the non-renewal of our agreements with Target covering Cherokee branded products.

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

In January 2014, we acquired the Hawk and Tony Hawk brands. Concurrently with this acquisition, we entered into a retail license agreement with Kohl’s, pursuant to which Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States. We agreed to this exclusive license in part based upon our expectation that revenues from Kohl’s for these brands will grow in future periods, although this expectation may turn out to be wrong and such revenue growth may never occur beyond the $4.8 million minimum annual royalty payment required under the license agreement.

The failure of our licensees to sell products bearing our brands or our franchisees to sell products that generate royalties to us, to pay us royalties for such products or to renew their license or franchise agreements with us could result in a decline in our results of operations.

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

In connection with our acquisition of the Flip Flop Shops brand in October 2015, we acquired, and became the franchisor under, a number of franchise agreements with franchisees of this brand. Many of these franchisees maintain one or more Flip Flop Shops retail stores located across the globe, including in the U.S., Canada, the Caribbean, the Middle East and South Africa. This new Flip Flop Shops franchise business exposes us to a variety of risks, including, among others, that: (i) we may not be able to find capable and experienced franchisees who can implement the Flip Flop Shops brand concept and strategies we believe are necessary for the future growth of this brand or sell merchandise and operate stores in a manner consistent with our standards and requirements, which could limit our revenues from this brand and diminish the image and reputation of this brand and our other brands; (ii) even if we are able to attract capable franchise owners, these franchisees may not be able to open new Flip Flop Shops retail stores in a timely manner, or manage and maintain them once opened, if they cannot secure desirable site locations, obtain adequate financing, construct and develop new store locations without delays and attract qualified operating personnel, which could slow the growth of this brand and reduce our franchise revenues; (iii) the third party brands that are sold at Flip Flop Shops stores could decline in popularity or decide to stop selling their merchandise at some or all of the Flip Flop Shops store locations, which could cause sales at these stores to decline; (iv) neighborhood or economic conditions or other demographic patterns where existing or new Flip Flop Shops stores are located could decline or otherwise change in a negative way, which could result in reduced sales by these store locations; and (v) our franchise business is subject to complex and varying franchise laws and regulations imposed by the U.S. federal, state and foreign jurisdictions in which we operate,  and we may need to devote significant costs and resources in order to learn and comply with these laws and regulations.

Our wholesale licensing arrangements are subject to a number of risks.

In our wholesale licensing relationships, we license our brands to manufacturers that produce and import various categories of apparel, footwear, home products and accessories under our trademarks and sell the licensed products to retailers. We have some historical wholesale licensees with respect to some of our brands and we have recently entered into several new wholesale arrangements. In these arrangements, we have a limited ability to control the manufacturing process, access to raw materials, the timing for delivery of finished products, the quality of finished products or costs related to the manufacturing process. Any wholesale licensees we engage may not be able to produce finished products in quantities that are sufficient to meet retailer demand, in a timely manner or at all, which could result in an inability to generate revenue from any such products and loss of retailer confidence in our brands. On the other hand, wholesale licensees may produce inventory in excess of retailer and consumer demand, in which case over-supply may cause retail prices of products bearing our products to decline. Additionally, there may be delays in the manufacturing process over which we may have no control, including shortages of raw materials, labor disputes, backlogs or insufficient devotion of resources to the manufacture of products bearing our brands. Further, we compete with other brand owners for the time and resources of our wholesale licensees, which could curtail or limit our ability to engage new or maintain existing wholesale licensee partners on acceptable terms or at all. Interruptions in the supply of products bearing our brands to retailers or lapses in quality could adversely impact our financial condition. Further, the unplanned loss of any of our wholesale licensees could lead to inadequate market coverage for retail sales of products bearing our brands, create negative impressions of us and our brands with retailers and consumers and add downward pressure on prices of products bearing our brands as a result of liquidating a former wholesaler’s inventory of such products.

Our business may be negatively impacted by general economic conditions.

Our performance is subject to worldwide economic conditions and the corresponding impact on levels of consumer spending, which may affect our licensees’ and franchisees’ retail sales. It is difficult to predict future levels of consumer spending and any such predictions are inherently uncertain. Many factors affect the level of consumer spending in the apparel industries, including, among others, prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Further, the worldwide apparel industry is heavily influenced by general economic cycles. Purchases of apparel, footwear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines. As a result, during periods of economic uncertainty, slowdown or recession, the risks associated with our business are generally more acute . In addition to decreased consumer spending generally, these periods may be accompanied by decreased demand for, or additional downward pricing pressure on, the products carrying our brands. Accordingly, any prolonged economic slowdown, a lengthy or severe recession or any other negative trend in either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.

We are subject to additional risks associated with our international licensees and franchisees.

We franchise our Flip Flop Shops brand and market and license our other brands outside the United States. Many of our licensees and franchisees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees and franchisees. During Fiscal 2016, approximately 30% of our revenues were derived from our international licensees. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees and franchisees; (iv) competition from foreign companies; (v) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (vi) less effective and less predictable protection and enforcement of our intellectual property; (vii) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

We are dependent on our intellectual property, and we may not be able to successfully protect our rights or we may become involved in costly legal proceedings regarding our intellectual property.

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

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action and other litigation and claims, as well as governmental and other regulatory investigations, audits and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any of these actions or legal costs associated with these actions could have a material adverse effect on our business, results of operations or financial condition.

We are dependent on our key management personnel.

Our success is highly dependent upon the continued services of our key executives and employees, including, Henry Stupp, our Chief Executive Officer and a member of our Board or Directors, Howard Siegel, our President and Chief Operating Officer, Jason Boling, our Chief Financial Officer, and Brian Curin, the President of our subsidiary FFS Holdings, LLC, which manages our Flip Flop Shops franchise operations. We have a limited number of employees and Mr. Stupp’s and our other executives’ leadership and experience in the apparel licensing industry and Mr. Curin’s expertise in the franchising industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives or other employees. The loss of the services of Mr. Stupp or our other key executives or employees could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

We may encounter difficulties in connection with acquisitions or other strategic transactions and we may not realize the expected benefits from these transactions.

We regularly evaluate opportunities to acquire or represent new brands. During the past three fiscal years, we have consummated three such acquisitions: our acquisition of the Hawk and Tony Hawk signature apparel brands in January 2014; our acquisition of the Everyday California Lifestyle brand in May 2015; and our acquisition of the Flip Flop Shops brand in October 2015. We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio of products and services or expand the breadth of our markets. Our experience integrating acquired assets and businesses is limited, and we may not be successful in realizing the expected benefits from an acquisition. Our future success depends, in part, upon our ability to manage an expanded portfolio of brands, which could involve significantly increased costs and pose substantial challenges for management. Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating the brands; (ii) significant future charges relating the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and failure to retain key employees of any acquired businesses; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) diversion of management’s attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; and (viii) risks associated with entering new markets or new types of business arrangements in which we have no or limited prior experience, such as, for instance, our acquisition of franchise agreements and entry into the franchising business upon our acquisition of the Flip Flop Shops brand in October 2015. Accordingly, our recent acquisitions as well as any future transactions that we pursue could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We entered into a credit facility with JPMorgan in September 2012 and we increased the size of the credit facility in January 2013, January 2014 and October 2015, in each case in connection with our acquisition of new brands or new rights relating to existing brands. Approximately $24 million in principal amount was outstanding under our credit facility as of January 30, 2016, and is evidenced by (i) three term notes, which were issued on January 31, 2013, January 10, 2014 and October 13, 2015 in the principal amounts of $16.6 million, $19 million and $6 million, respectively, and (ii) a revolving line of credit, pursuant to which we may borrow up to $2 million in principal. All of our outstanding indebtedness owed under the credit facility is due in March 2017.

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

In addition, the terms of our indebtedness contain various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain JPMorgan’s consent before we can: (i) incur additional indebtedness, (ii) consummate acquisitions, mergers or consolidations, (iii) issue any equity securities other than pursuant to our employee equity incentive plans or programs, or (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. The credit facility also imposes financial covenants, including a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and a limitation of our “senior funded debt ratio” to not exceed a ratio equal to 2.00 to 1.00. Further, as collateral for the credit facility, we granted a security interest in favor of JPMorgan in all of our assets (including trademarks), and our indebtedness is guaranteed by Cherokee’s wholly owned subsidiaries.

Target’s election in September 2015 to not renew the license agreement for the Cherokee brand in the U.S. triggered an event of default under the credit facility. However, we and JPMorgan entered into a forbearance agreement immediately after Target’s non-renewal election and JPMorgan subsequently waived this event of default. If an event of default occurs under the credit facility that is not forborne, cured or waived in accordance with the terms of the credit facility, JPMorgan has the right to terminate its obligations under the credit facility, accelerate the payment on any unpaid balance of the credit facility and exercise any other rights it may have, including foreclosing on our assets under the related security agreements. Our failure to comply with the terms of our indebtedness could have a material adverse effect to our business, financial condition and liquidity.

Our future capital needs may be uncertain and we may need to raise additional funds in the future, and such funds may not be available when needed,  on acceptable terms or at all.

Our capital requirements in future periods may be uncertain and could depend upon many factors, including: acceptance of, and demand for, our brands; the costs of developing new brands; the extent to which we invest in new brands; the number and timing of our acquisitions and other strategic transactions; the costs associated with our expansion, if any; and the costs of litigation and enforcement activities to defend our trademarks. In the future, we may need to raise additional funds, and such funds may not be available when needed, on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders would experience dilution and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders, and if we incur additional debt to raise funds, we may become over-leveraged and our ability to operate our business may be restricted by the agreements governing the debt. Moreover, we may incur substantial costs in pursuing future capital transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. If we cannot raise funds when needed, on acceptable terms or at all, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations and financial condition.

Our strategic and marketing initiatives may not be successful.

In recent periods, we have invested significant funds and management time in furtherance of our global strategic and marketing initiatives, which are designed to strengthen our brands, assist our licensees in generating increased sales of products bearing our brands and build value for our stockholders over the long term. We expect to continue and, in some cases, expand such initiatives in future periods. While we are hopeful that our efforts in executing on these initiatives will expand our business and build stockholder value over the long-term, we may not be successful in doing so and such initiatives may not result in the intended benefits. Any failure by us to execute on our strategic initiatives, or the failure of such initiatives to cause our revenues to grow, could have a materially adverse impact on our operating results and financial performance.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems, including our Enterprise Resource Planning system, to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and delays or difficulties in upgrading existing systems, transitioning to new systems or integrating new systems into our current systems.

Our business and operations would suffer in the event of cybersecurity and other system failures.

Despite the implementation of security measures, our internal computer systems and those of our licensees and franchisees are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Although we have not experienced any such cybersecurity or system failure, accident or breach to date, some of our licensees, including Target, have experienced such events in the past. If such an event were to occur to our internal systems, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, loss of or damage to our data or applications, inappropriate disclosure of confidential or proprietary information or the incurrence of other material liabilities. If such events were to occur to our licensees’ or franchisees’ systems, our royalty revenues could be reduced or disrupted due to decreased sales of our branded products as a result of reputational damage, diversion of costs and other resources from selling products bearing our brands or inability of our licensees or franchisees to calculate royalties or generate royalty reports. Any of these events could severely harm our business, results of operations and prospects.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

We are subject to income taxes in the United States, California and certain other state jurisdictions. Our effective income tax rates could in the future be adversely affected by changes in tax laws or interpretations of tax laws, or by changes in the valuation of our deferred tax assets and liabilities. Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We may be audited by tax authorities, which could evaluate and disagree with our judgments regarding our tax provisions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be expensive to defend and materially different from our historical income tax provisions and accruals. The results of an audit or litigation could materially affect our income tax provision, net income or cash flows in the period or periods for which that determination is made. In addition, changes in tax rules may adversely affect our future reported financial results or the way in which we conduct our business.

Compliance with changing securities laws, regulations and financial reporting standards will increase our costs and pose challenges for our management team.

Existing, changing and new laws, regulations, listing requirements and other standards relating to corporate governance and public disclosure create uncertainty for public companies and significantly increase the costs and risks associated with operating as a publicly traded company in the United States. Our management team devotes significant time and financial resources to comply with existing and evolving standards for public companies. Further, the SEC has passed, promulgated or proposed new rules on a variety of subjects including, for example, with respect to the preparation and filing of financial statements, establishment or disclosure of clawback and hedging policies and disclosure of executive compensation information. The existence of new and proposed laws and regulations relating to our financial reporting or other disclosure obligations or that impose additional or more stringent compliance requirements could make it more difficult for us to attract and retain qualified members of our board of directors (“Board of Directors”), particularly to serve on our audit and compensation committees, and qualified executive officers. In addition, in order to comply with existing and any new or additional requirements, we may need to add additional accounting staff, engage consultants or change our internal practices, standards and policies, which could significantly increase our costs and divert the time and attention of our management team away from revenue generating activities. Notwithstanding our efforts, it is possible in future periods that our financial and other public reporting may not be considered timely, accurate or complete. If reporting delays or errors actually occur, we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, which could involve fines or other penalties, adversely affect our financial results, result in a loss of investor confidence in the reliability of our financial information and other public disclosures, and materially and adversely affect the market price of our common stock.

Risks Related to Our Common Stock

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

The determination regarding the payment of dividends is subject to the discretion of our Board of Directors, and therefore we may not pay any dividends in future periods, whether or not we generate sufficient cash to do so. In addition, pursuant to our credit facility with JPMorgan, we are prohibited from paying dividends without JPMorgan’s consent and in the event that we would be in violation of our covenant regarding our “fixed charge coverage ratio” after giving effect to any proposed dividend or are otherwise then in default under such agreement.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The sale by our stockholders of substantial amounts of our common stock in the public market or the perception that such sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act of 1933, as amended, upon expiration of any lock-up periods applicable to outstanding shares or upon our issuance of shares upon the exercise of outstanding options or warrants or the vesting of restricted stock units, could cause the market price of our common stock to fall. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future when needed, on acceptable terms or at all.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. It is possible that material weaknesses or significant deficiencies in our internal control are discovered or occur in the future. In this case, our consolidated financial statements may be more likely to contain material misstatements, in which case we could be required to restate our financial results. Any such restatement of our financial results could lead to substantial additional costs for accounting and legal fees and litigation and could cause our stock price to decline.

In addition, our current controls and procedures may not be adequate in future periods to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude in future periods that our internal control over financial reporting is effective in ensuring the reliability of our financial reports. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information and the market price of our common stock could decline significantly. Moreover, our reputation with lenders, retailers, investors, securities analysts and others may be adversely affected.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

We lease an 11,399 square foot office facility in Sherman Oaks, California, which serves as our corporate headquarters. The current term of this lease ends on November 1, 2016, and we provided written notice of our election to renew the lease for an additional five-year term in February 2016. Our monthly base rent under this lease is currently $26,514. We also lease a 3,440 square foot office facility in Minneapolis, Minnesota. The current term of this lease ends on June 30, 2018 and our current monthly base rent under this lease is $3,870. Beginning in March 2016, we are no longer occupying our Minnesota office facilities and we entered into an agreement to sublease a portion of such facilities to a third party, pursuant to which we receive $1,804 in monthly rent. Both the Sherman Oaks and Minneapolis lease agreements include provisions allowing for early termination under certain conditions. We also lease a 2,032 square foot office facility in Huntington Beach, California. The current term of this lease ends on August 14, 2019, subject to our option to renew for an additional five‑year term. Our current monthly base rent under this lease is $2,642.

Item 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that could harm our business. We are not currently aware of any such legal proceedings or claims to which we are a party or to which our property is subject that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

Our common stock trades on the NASDAQ Global Select Market under the trading symbol “CHKE”. The table below sets forth, for each of the fiscal quarters during our last two fiscal years, the range of the high and low sale prices for our common stock and the cash dividends declared and paid per share, if any.

				Cash
			Dividends	Dividends
	High	Low	Declared	Paid
Fiscal 2015
Quarter ended May 3, 2014	$15.00	$12.95	$0.05	—
Quarter ended August 2, 2014	17.12	13.10	0.05	$0.05
Quarter ended November 1, 2014	19.53	14.77	—	0.05
Quarter ended January 31, 2015	21.01	16.46	—	—
Fiscal 2016
Quarter ended May 2, 2015	$24.50	$17.95	—	—
Quarter ended August 1, 2015	29.72	21.54	—	—
Quarter ended October 31, 2015	28.92	13.64	—	—
Quarter ended January 30, 2016	19.73	12.92	—	—

As of April 8, 2016, the approximate number of stockholders of record of our common stock was 69. This figure does not include beneficial holders whose shares may be held of record by brokerage firms and clearing agencies, of which there is an indeterminable number.

In the future, from time to time, our Board of Directors may declare additional dividends depending upon Cherokee’s financial condition, results of operations, cash flow, capital requirements, compliance with our credit facility with JPMorgan and other factors deemed relevant by our Board of Directors. See Note 9 to our consolidated financial statements included in this Annual Report for more information about the restrictions on dividends contained in our credit facility with JPMorgan.

Common Stock Performance

Due to the nature of our business, we do not believe that a comparable peer group of publicly‑traded licensing companies exists; hence, we compared the return on investment in our common stock to the S&P 100‑LTD and NASDAQ Composite Index.

The table and the graph below compare the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the S&P 100 Stock Index for the period commencing January 29, 2011 and ending on January 30, 2016. The data set forth below assumes the value of an investment in our common stock and each Index was $100 on January 29, 2011 and assumes the reinvestment of all dividends. The stock performance shown in the table and the graph below should not be considered indicative of future stock performance.

Comparison of Total Return

Since January 29, 2011

Among Cherokee, the NASDAQ Composite Index and the S&P 100‑LTD

	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016
	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016
Cherokee Inc.	100	59.68	85.68	86.63	115.79	104.33
NASDAQ Composite Index	100	105.87	121.07	158.35	180.99	182.27
S&P 100 Stock Index	100	105.82	124.16	147.14	166.85	169.25

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

January 2016

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial information has been taken or derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of our results of future operations, may be subject to factors that affect the comparability of the information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Supplementary Data”.

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
	($ In Thousands Except Per Share Data)
Income Statement Data:
Net revenues	$34,654	$34,968	$28,614	$26,558	$25,604
Selling, general and administrative expenses	20,456	18,648	17,630	13,973	13,575
Amortization of intangible assets	882	932	995	1,491	1,371
Operating income	13,316	15,388	9,989	11,094	10,658
Interest expense	(711)	(854)	(520)	(240)	(252)
Interest income	186	—	2	18	25
Income before income taxes	12,791	14,534	9,471	10,872	10,431
Income tax expense	4,358	4,714	3,397	4,039	2,921
Net income	$8,433	$9,820	$6,074	$6,833	$7,510
Basic earnings per share	$0.97	$1.17	$0.72	$0.81	$0.89
Diluted earnings per share	$0.95	$1.15	$0.72	$0.81	$0.89
Cash dividends declared per share	$-	$0.10	$0.30	$0.60	$0.80

	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Working capital	$3,010	$5,881	$694	$3,425	$9,661
Total assets	70,548	58,660	54,111	33,652	20,961
Long term debt	15,068	17,836	25,144	13,228	6,438
Stockholders’ equity	42,071	29,837	17,899	13,526	10,751

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in this annual report on Form 10‑K (the “Annual Report”). In addition to historical information, the following discussion and analysis contains forward‑ looking statements based upon our current views, expectations and assumptions, which are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward‑looking statements due to a number of factors, including, among others, the risks described in Item 1A, “Risk Factors” and elsewhere in this Annual Report.

As used in this discussion and analysis, “Cherokee”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, “Fiscal 2016” refers to the fiscal year ended January 30, 2016; “Fiscal 2015” refers to the fiscal year ended January 31, 2015; and “Fiscal 2014” refers to the fiscal year ended February 1, 2014.

We have a 52‑ or 53‑ week fiscal year ending on the Saturday nearest to January 31, which aligns with our retail licensees who generally also operate and plan using such a fiscal year. This results in a 53‑ week fiscal year approximately every four or five years. Each of Fiscal 2016, Fiscal 2015 and Fiscal 2014 was a 52‑week fiscal year. Certain of our international licensees report royalties to us for quarterly and annual periods that may differ from ours.  We do not believe that the varying quarterly or annual period ending dates from our international licensees have a material impact upon our reported financial results, as these international licensees maintain comparable annual periods in which they report retail sales and royalties to us on a year‑to‑year basis.

We own the registered trademarks or trademark applications for Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Everyday California®, Flip Flop Shops®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others. All other trademarks, trade names and service marks included in this discussion and analysis are the property of their respective owners.

Overview

Cherokee is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little, Everyday California, Flip Flop Shops and àle by alessandra brands and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading global licensors of style focused lifestyle brands for apparel, footwear, home products and accessories. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We enter into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them our proprietary 360-degree platform. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. We believe our retail responsiveness process and 360-degree unique value proposition have allowed Cherokee to address the growing power of the consumer and the present and future needs of the retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe Cherokee has become a key strategic partner to our licensees. As of January 30, 2016, we had thirty-four continuing license agreements covering domestic and international markets, fifteen of which pertained to the Cherokee brand. We have also entered into wholesale arrangements for the manufacture and sale of products bearing certain of our brands. Further, in connection with our acquisition of the Flip Flop Shops trademark and related assets, we acquired, and became the franchisor under, franchise agreements with franchisees that operate Flip Flop Shops retail stores located worldwide.

We are guided by three value pillars that speak to our diverse global partners, Vision, Agility, Scale:

Vision - Brand vision that will drive differentiation and a fresh point of view to engage customers across every touch point and in multiple categories.

Agility - The agility of our unique 360-degree platform to quickly seize opportunity and swiftly introduce our branded products.

Scale - The ability to fully leverage our brands’ physical and digital spaces with multi-category relevancy and with globally recognized brands that drive a seamless customer experience.

We derive revenues primarily from licensing our trademarks to retailers all over the world. Our current retail licensee relationships cover over fifty countries and over 9,000 retail stores and online businesses and include relationships with Target, Kohl’s, RT Mart, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Argos, Nishimatsuya Walmart Canada and Sears Canada. Our two most significant licensees are Target and Kohl’s.

Major Factors Affecting Our Performance

Terms of Royalty Arrangements

Generally, royalty rates for our Direct to Retail license agreements vary as a percentage of the retailer’s net sales of licensed products. In some cases, royalty rates are calculated based upon a fixed percentage of product sales. In other cases, including with Target, we have license agreements that provide for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales of merchandise in certain product categories are achieved during each fiscal year. The royalty rate reductions do not apply retroactively to the applicable licensee’s retail sales since the beginning of the year, but rather apply only to sales made during the applicable fiscal year subsequent to the achievement of the specified sales volume. For example, the amount of royalty revenue earned by us from Target in any quarter is dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in that quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for certain Cherokee branded products in the U.S. for the fiscal year. As a result, for such license agreements, our royalty revenues as a percentage of our licensees’ retail sales are typically highest at the beginning of each fiscal year and decrease if and when certain retail sales thresholds are met. Historically, this has caused our first quarter to be our highest revenue and profitability quarter and our fourth quarter to be our lowest revenue and profitability quarter. However, such historical patterns and seasonal trends may vary significantly in future periods, depending upon retail sales volumes achieved in each quarter by Target, the revenues we receive from Target and our other licensees that are not subject to reduced royalty rates based upon cumulative sales, and the terms of any new license agreements.

The terms of our royalty arrangements vary for each of our licensees. In most cases we require the licensee to guarantee a minimum royalty. These minimum royalty guarantees require our licensees to pay us a minimum royalty each year. In the case of Target, its minimum annual guaranteed royalty was $10.5 million for Fiscal 2015 and Fiscal 2016, and in the case of Kohl’s, its minimum annual guaranteed royalty was $4.8 million for Fiscal 2015 and Fiscal 2016.

As of January 30, 2016, we had contractual rights to receive over $50 million forward‑facing minimum royalty revenues over the next six years, excluding any revenues that may be guaranteed in connection with contract renewals. Our rights to such contractual minimums are primarily the result of our license agreement with Target for our Cherokee brand, which extends through January 2017, and our license agreement with Kohl’s for the Hawk and Tony Hawk brands, which extends through January 2018.

Performance of Our Licensees and Franchisees

Pursuant to our typical arrangements with our licensees, we receive quarterly royalty statements and periodic retail sales information for Cherokee branded products and other product brands that we own or represent. Additionally, pursuant to our typical franchise agreements, franchisees pay us a royalty fee based on a percentage of gross sales at each franchise retail location. However, our licensees and franchisees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period‑to‑period fluctuations in retail sales. As a result, and except as noted elsewhere in the comparisons of our three most recently completed fiscal years, we do not have sufficient information to determine the effects on our operations of changes in price, volume or mix of products sold by our licensees and franchisees. See Item 1A, “Risk Factors”.

Foreign Currency Exchange Translation

Because the majority of our international revenue is denominated in U.S. dollars, fluctuations in the value of the U.S. dollar relative to the foreign currencies of our international licensees’ operations may impact our royalty revenues. The main foreign currencies we encounter in our operations are the Mexican Peso, the EURO, the Great British Pound, the South African Rand, the Japanese Yen, the Chinese Yuan, the Indian Rupee and the Canadian Dollar. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

Additionally, we generally record the sales of our international licensees and franchisees in U.S. dollars, and our disclosure related to the sales of such licensees and franchisees throughout this Annual Report is denominated in U.S. dollars unless otherwise noted. In arriving at such denominations, we receive a schedule of retail sales on a monthly and/or quarterly basis from each of our licensees and franchisees that is denominated in the applicable foreign currency. These amounts are then converted to U.S. dollars using the appropriate exchange rate for the purpose of disclosing all retail sales in U.S. dollars. For all periods presented in this Annual Report, we do not consider the period‑to‑period fluctuations in foreign currency exchange rates to have had a significant effect on the accuracy of the U.S. dollar‑denominated figures presented in this Annual Report.

Recent Developments

Acquisition of Everyday California® Brand

On May 14, 2015, Cherokee completed an asset acquisition with Everyday California Holdings, LLC, under which it acquired various assets related to the Everyday California® brand and related trademarks. As consideration for the acquired assets, Cherokee paid $1.0 million in cash upon the completion of the acquisition and agreed to pay up to an additional $0.3 million in cash dependent upon performance of the assets during Cherokee’s fiscal years ending in 2017 and 2018.

Non-Renewal of License Agreement with Target

In September 2015, Target informed us that it would not renew the license agreement covering sales of Cherokee branded products in the U.S., which expires at the end of its current term on January 31, 2017 for most Cherokee branded products. The license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee in Fiscal 2017 until its expiration. Our agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to Cherokee until its expiration.

Target’s election in September 2015 to not renew the license agreement for the Cherokee brand in the U.S. triggered an event of default under the credit facility. However, we and JPMorgan entered into a forbearance agreement immediately after Target’s non-renewal election and JPMorgan subsequently waived this event of default.

Acquisition of Flip Flop Shops

On October 13, 2015, we completed a merger (“Merger”) pursuant to which we, through our subsidiaries, own all rights to the Flip Flop Shops trademark and brand name, which is a franchise retail chain dedicated to offering the hottest brands and latest styles of flip flops, casual footwear and accessories, and we became the franchisor for over 90 existing Flip Flop Shops franchise shops located in the U.S. Canada, the Caribbean, the Middle East and South Africa and over 100 additional retail shops in development worldwide. Flip Flop Shops retail stores carry definitive assortments of recognized brands including OluKai, SANUK, Cobian, Havaianas, Quiksilver, ROXY, Reef, and many more. As consideration for the acquired assets, Cherokee paid $12.0 million in cash upon the completion of the acquisition, which is subject to certain adjustments and escrow arrangements.

In connection with the Merger, on October 13, 2015, we amended our credit agreement with JPMorgan to, among other things, (i) extend the maturity date of existing term notes and a line of credit note issued under the credit agreement to March 1, 2017 and (ii) issue a new term note to JPMorgan in exchange for the principal amount of the note of $6 million. As of January 30, 2016, our borrowings under the credit agreement totaled approximately $24 million in principal amount under three term notes, and we also have a revolving line of credit in principal amount of $2 million available for future borrowings. See Note 9 to our consolidated financial statements included in this Annual Report for further information about our credit agreement with JPMorgan.

New Licensee Partners

We have acquired a number of new licensees for our brands in a variety of territories in our efforts to expand our portfolio of licensee partners in existing and new markets. Below is a discussion of representative license agreements that we entered into in Fiscal 2016:

Cherokee

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

Wholesale Agreements

In February 2016, we entered into a license agreement with four wholesale distributors to distribute the Cherokee brand within the U.S. to various retailers beginning in Fiscal 2018. The categories cover a wide range of Cherokee products including men’s and boy’s casual sportswear, sweaters and outerwear; newborn, infant and toddler boys and girls clothing and layette; girl’s active wear, sportswear, dresses, denim, and sweaters; and swimwear and sleepwear.

Hawk and Tony Hawk

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

Liz Lange

Sears Canada

In April 2015, we entered into a new license agreement with Sears Canada covering Liz Lange maternity and sportswear, including expanded size ranges, to be sold in Sears Canada stores and online beginning in the spring of 2016.

Critical Accounting Policies and Estimates

This discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, deferred revenue, income taxes, impairment of long‑lived assets, contingencies and litigation and stock‑based compensation. Management bases its estimates on historical and anticipated results, trends and various other assumptions that are believed to be reasonable under the circumstances, including assumptions about future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Management applies the following critical accounting policies in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based upon our assessment of various factors, such as historical experience, age of accounts receivable balances, credit quality of our licensees or franchisees, current economic conditions, bankruptcy, and other factors that may affect the licensees’ or franchisees’ ability to pay.

Revenue Recognition and Deferred Revenue

Revenues from royalty and brand representation licensing agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectability is reasonably assured. Royalty agreements that account for the majority of our historical revenues are structured to provide royalty rate reductions once certain cumulative levels of sales are achieved by the applicable licensees. Revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data after required sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year, and as a consequence such royalty rate reductions do not impact previously recognized royalty revenue.

We are responsible for the licensing and enforcement of our intellectual property and for pursuing third parties that are utilizing our assets without a license or who have under‑reported the amount of royalties owed under a license agreement with us. As a result of these activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to the amounts due from licensees will be recognized as appropriate. We consider revenue recognition to be a critical accounting policy because if the recognition policy or criteria were to change in the future, it could have a material impact on our results of operations.

Franchise revenues includes royalties and franchise fees. Royalties from franchisees are based on a percentage of net sales of the franchisee and are recognized as earned. Initial franchise fees are recorded as deferred revenue when received and are recognized as revenue when a franchised location commences operations, as all material services and conditions related to the franchise fee have been substantially performed upon the location opening. Renewal franchise fees are recognized as revenue when the franchise agreements are signed and the fee is paid, since there are no material services and conditions related to these franchise fees.

Income Taxes

Deferred taxes are determined based on the differences between the respective financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies. We consider this to be a critical accounting policy because when we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, which could have a material impact on our results of operations.

We account for uncertainty in income taxes recognized in our financial statements in accordance with authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. A tax position is to be initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are to be initially and subsequently measured as the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

Impairment of Long‑Lived Assets

We evaluate the recoverability of our identifiable intangible assets and other long‑lived assets in accordance with authoritative guidance, which generally requires management to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. We consider this to be a critical accounting policy because if those estimates or related assumptions change in the future, we may be required to record impairment charges for the related assets, which could have a material impact on our results of operations. To date, there has been no impairment of intangible assets or other long‑lived assets for continuing operations.

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

Stock‑Based Compensation

We account for equity awards in accordance with authoritative guidance, which requires the measurement and recognition of compensation expense for all stock‑ based awards made to employees and directors based on estimated fair values.

The fair value of stock options and other stock‑based awards is estimated using option valuation models. These models require the input of subjective assumptions, including expected stock price volatility, risk free interest rate, dividend rate, estimated life and estimated forfeitures of each award. The fair value of equity‑based awards is amortized over the vesting period of the award, and we have elected to use the graded amortization method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statements of income. We consider this to be a critical accounting policy because if any of the estimates above require significant changes, these changes could result in fluctuating expenses that could have a material impact on our results of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new guidance relating to revenue from contracts with customers that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the Financial Accounting Standards Board deferred the effective date of this guidance for all entities by one year. As a result, this guidance is effective for fiscal periods beginning after December 15, 2017. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

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

In November 2015, the Financial Accounting Standards Board issued authoritative guidance which modifies the balance sheet classification for deferred tax liabilities and assets to be classified as noncurrent in a statement of financial position. This guidance is effective for fiscal periods beginning after December 15, 2016, and allows for full retrospective adoption, with early adoption permitted. The Company has early adopted this guidance, which is reflected in the Company’s consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board issued authoritative guidance which modifies existing guidance for off-balance sheet treatment of a lessees’ operating leases. This guidance is effective for fiscal periods beginning after January 1, 2019. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

Results of Operations

The table below sets forth certain of our consolidated financial data for the periods indicated. Historical results are not necessarily indicative of results to be expected in the current period or in future periods.

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 1,
(amounts in thousands)	2016	2015	2014
Revenues	$34,654	$34,968	$28,614
Selling, general and, administrative expenses (including amortization)	21,338	19,580	18,625
Operating income	13,316	15,388	9,989
Interest income (expense) and other income (expense), net	(525)	(854)	(518)
Income tax provision	4,358	4,714	3,397
Net income	$8,433	$9,820	$6,074

Fiscal 2016 Compared to Fiscal 2015

Revenues

In Fiscal 2016, our revenues totaled $34.7 million, compared to $35.0 million in Fiscal 2015. Revenues for Fiscal 2016 and Fiscal 2015 were primarily generated from licensing our trademarks to retailers and, to a lesser extent, to wholesalers, our share of licensing revenues from brand representation licensing agreements with other brand owners and, in the third and fourth quarters of Fiscal 2016, franchise fees and royalty revenues received from franchisees of our

Flip Flop Shops brand. The decrease in revenues was primarily related to the closing of Target Canada and the transition from Tesco to Argos, in addition to the effect of foreign exchange rates on international royalties.  This decrease was partially offset by revenues from the October 2015 acquisition of Flip Flop Shops.

Our Cherokee brand accounted for approximately 74% and 76% of our aggregate royalty revenues in Fiscal 2016 and Fiscal 2015, respectively. Total worldwide retail sales of merchandise bearing the Cherokee brand totaled $368.0 million and $381.0 million in the fourth quarters of Fiscal 2016 and Fiscal 2015, respectively. For Fiscal 2016, total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $1.3 billion, versus $1.4 billion in total retail sales reported for Fiscal 2015.

Although our Flip Flop Shops brand contributed a small percentage of our revenues in Fiscal 2016 because our acquisition of the brand occurred near the end of the period, we anticipate that its contribution as a percentage of total revenues will increase in future periods. We anticipate revenues will fluctuate depending upon the number of shops opened both domestically and internationally in any given period, as well as royalty fluctuations based on seasonal demand, brand offerings, promotions and number of shops open.

Additionally, subsequent to the end of Fiscal 2016, we entered into several new wholesale licensing arrangements covering sales of products bearing our Cherokee Brand in the U.S. We anticipate that the wholesale licensing arrangements will help to diversify our sources of revenue and licensee or other partner relationships and provide additional avenues to obtain brand recognition and grow our Company. These wholesale licensing arrangements, and any other similar arrangements we may effect in the future, may cause our results of operations to change in future periods.

Because we do not have direct oversight over our licensees and franchisees, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given period. Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products in various product categories in the U.S., we expect that our first quarter will continue to be our highest revenue and profitability quarter and our fourth quarter will continue to be our lowest revenue and profitability quarter.

The following table sets forth our revenues by brand for Fiscal 2016 and Fiscal 2015:

	Fiscal 2016		Fiscal 2015
(dollar amounts in thousands)	Royalty	% of Total	Royalty	% of Total
Royalty Revenue	Revenue	Revenue	Revenue	Revenue
Cherokee Brand Royalty Revenues	$25,643	74%	$26,506	76%
Hawk Brand Royalty Revenues	4,977	14%	4,946	14%
Liz Lange Brand Royalty Revenues	2,663	8%	2,767	8%
Flip Flop Shops Brand Revenues	459	1%	—	—%
All Other Brand Revenues	912	3%	749	2%
Total Royalty Revenue	$34,654	100%	$34,968	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for Fiscal 2016 and Fiscal 2015:

	Fiscal 2016		Fiscal 2015
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total
Geographic Royalty Revenue	Revenue	Revenue	Revenue	Revenue
U.S. and Canada	$24,615	71%	$24,397	70%
Asia	3,792	11%	3,564	10%
Latin America	2,643	8%	3,057	9%
United Kingdom and Europe	837	2%	1,636	5%
All others	2,767	8%	2,314	6%
Total Royalty Revenue	$34,654	100%	$34,968	100%

U.S. and Canada

Our largest licensees in the U.S. generally are Target and Kohl’s, which together contributed 46% and 57% of our consolidated revenues for the fourth quarter of Fiscal 2016 and for Fiscal 2016, respectively. In Canada, we are transitioning from Target Canada to Sears Canada for our Cherokee and Liz Lange brands.

Target. Target currently has approximately 1,790 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were flat in Fiscal 2016 and Fiscal 2015, at approximately $1.1 billion. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products in certain product categories in the U.S. during each fiscal year. Target also pays fixed royalty rates for Target’s sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and sales of Cherokee branded products in the category of school uniforms. In addition, Target pays a fixed percentage of net sales of products bearing the Liz Lange brand in the U.S.

Under the terms of the license agreement with Target, the minimum annual royalty payment from Target is $10.5 million, which applies to all sales of Cherokee branded products made by Target in the United States other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum annual royalty payment of $0.8 million). In Fiscal 2016, Target reached the minimum annual royalty payment of $10.5 million during the third quarter of Fiscal 2016.

Royalty revenues from our Cherokee brand at Target U.S., excluding sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category, were $14.9 million in Fiscal 2016 and $15.0 million in Fiscal 2015, which accounted for 43%, and 43%, respectively, of our consolidated revenues during such periods.

Target’s U.S. retail sales of Cherokee branded products during the fourth quarter of Fiscal 2016 totaled $296.8 million, compared to $314.1 million for the fourth quarter of Fiscal 2015, decreasing by approximately 5.5%. Royalty revenues from our Cherokee brand at Target U.S. were $2.4 million for the fourth quarter of Fiscal 2016 and $2.5 million for the fourth quarter of Fiscal 2015, decreasing by approximately 2%. The revenues decreased slightly between periods due to a decline in retail sales for the quarter.

In September 2015, Target informed us that it would not renew the license agreement covering sales of Cherokee branded products in the U.S., which expires at the end of its current term on January 31, 2017 for most Cherokee branded products. The license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues in Fiscal 2017. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to Cherokee until its expiration. We expect Target to reduce sales of Cherokee branded product throughout Fiscal 2017, thereby reducing revenues from Target to amount to no less than their minimum annual royalty.

Kohl’s. Kohl’s currently has approximately 1,200 stores in the United States. Retail sales of Hawk or Tony Hawk branded products at Kohl’s totaled $90.6 million in the Fiscal 2016 compared to $119.6 million in Fiscal 2015, decreasing approximately 24.2%.

Kohl’s pays royalty revenues to us based on a percentage of its sales of Hawk and Tony Hawk branded products pursuant to our license agreement with Kohl’s. The minimum annual royalty payment applicable to our license agreement with Kohl’s for the Hawk and Tony Hawk brands is $4.8 million, which applies to all sales of Hawk and Tony Hawk branded products in the U.S. Because retail sales did not exceed the contractual minimum guarantees, royalty revenues from our Hawk and Tony Hawk brands at Kohl’s remained flat between periods at $1.2 million and $4.8 million in the fourth quarter of Fiscal 2016 and Fiscal 2016 respectively, which accounted for 15% and 14% of our consolidated revenues for such periods, respectively.

United Kingdom and Europe

We have a number of licensees with rights to our brands in various European countries. One of our more significant European licensees is Argos, a subsidiary of Home Retail Group plc, which launched a broad assortment of Cherokee lifestyle products online, in catalogs and in more than 750 Argos stores across the United Kingdom and Ireland in late July 2015.

Latin America, Asia and Others

Other international royalty revenues Fiscal 2016 increased to $9.4 million from $8.9 million in Fiscal 2015, representing a 4.8% increase. This total includes licensees in Japan, China, Mexico, South Africa, Peru, Israel, Chile, India and other territories. The increase was principally due to strength in Japan, China, India and South Africa, offset by the strengthening of the U.S. dollar. In local currencies, the majority of our international licensees had growth in retail sales for Fiscal 2016.

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against an international licensee’s foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar strengthened between periods, the estimated cumulative effect on our revenues of changes to applicable foreign currency exchange rates during Fiscal 2016 in comparison to Fiscal 2015 was an approximate $0.8 million decrease.

Selling, General and Administrative

The following table sets forth additional detail regarding the components for selling, general and administrative expenses for Fiscal 2016 and Fiscal 2015.

	Year Ended	Year Ended
	January 31,	January 30,
(amounts in thousands)	2016	2015
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$9,611	$10,401
Corporate expenses	4,588	3,997
Transaction costs/Intellectual property protection/U.S. Business development	1,234	—
Marketing expenses	1,558	1,618
Product development expenses	796	886
Non cash stock compensation	2,222	1,175
Depreciation and amortization	1,329	1,503
Total selling, general, administrative and amortization expenses	$21,338	$19,580

Selling, general and administrative expenses, including amortization of intangible assets, were $21.3 million for Fiscal 2016, compared to $19.6 million for Fiscal 2015, representing an increase of $1.7 million. The increase in SG&A was primarily due to additional legal and due diligence costs related to potential and completed acquisitions, an increase in stock-based compensation, increased business development costs related to the identification and establishment of new brand licensees in the U.S. and the costs associated with Flip Flop Shops.

Interest and Other Income or Expense

Our interest income for Fiscal 2016 was $0 million, compared to $0 million for Fiscal 2015. Our interest expense for Fiscal 2016 was $0.7 million, compared to $0.8 million for Fiscal 2015.

Tax Provision

For Fiscal 2016, we recorded a tax provision of $4.4 million, compared to $4.7 million for Fiscal 2015. Our effective tax rate was 34.1% for Fiscal 2016 and 32.4% for Fiscal 2015. The difference in the effective tax rate for Fiscal 2016 in comparison to Fiscal 2015 was primarily due to the recognition of previously unrecognized tax benefits upon the conclusion during Fiscal 2016 of certain income tax examinations.

Net Income

Our net income for Fiscal 2016 was $8.4 million, or $0.95 per diluted share, compared to a net income of $9.8 million, or $1.15 per diluted share, for Fiscal 2015.

Fiscal 2015 Compared to Fiscal 2014

Revenues

In Fiscal 2015, our revenues totaled $35.0 million, compared to $28.6 million in Fiscal 2014. Revenues for Fiscal 2015 and Fiscal 2014 were primarily generated from licensing our trademarks to retailers and, to a lesser extent, to wholesalers and our share of licensing revenues from brand representation licensing agreements with other brand owners. The increase in revenues of $6.4 million between periods is primarily attributable to royalties for our Hawk and Tony Hawk brands and royalties from our international Cherokee licensees.

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

Because we do not have direct oversight over our licensees, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given period. Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products in various product categories in the U.S., we expect that our first quarter will continue to be our highest revenue and profitability quarter and our fourth quarter will continue to be our lowest revenue and profitability quarter.

The following table sets forth our revenues by brand for Fiscal 2015 and Fiscal 2014:

	Fiscal 2015		Fiscal 2014
(dollar amounts in thousands)	Royalty	% of Total	Royalty	% of Total
Royalty Revenue	Revenue	Revenue	Revenue	Revenue
Cherokee Brand Royalty Revenues	$26,506	76%	$24,647	86%
Hawk Brand Royalty Revenues	4,946	14%	438	2%
Liz Lange Brand Royalty Revenues	2,767	8%	2,809	10%
All Other Brand Revenues	749	2%	720	2%
Total Royalty Revenue	$34,968	100%	$28,614	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for Fiscal 2015 and Fiscal 2014:

	Fiscal 2015		Fiscal 2014
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total
Geographic Royalty Revenue	Revenue	Revenue	Revenue	Revenue
U.S. and Canada	$24,397	70%	$20,085	70%
Latin America	3,057	9%	2,699	9%
United Kingdom and Europe	1,636	5%	1,234	4%
Asia	3,564	10%	2,751	10%
All others	2,314	6%	1,845	7%
Total Royalty Revenues	$34,968	100%	$28,614	100%

U.S. and Canada

Target.  As of the end of Fiscal 2015, Target had approximately 1,780 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were flat in Fiscal 2015 and Fiscal 2014, at approximately $1.1 billion. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products in certain product categories in the U.S. during each fiscal year. Target also pays fixed royalty rates for Target’s sales of Cherokee branded products in Canada (until January 2015, when Target announced its decision to discontinue its operations in Canada), sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and sales of Cherokee branded products in the category of school uniforms. In addition, Target pays a fixed percentage of net sales of products bearing the Liz Lange brand in the U.S.

Under the terms of the license agreement with Target, the minimum annual royalty payment from Target is $10.5 million, which applies to all sales of Cherokee branded products made by Target in the United States and, until January 2015, Canada other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum annual royalty payment of $0.8 million). In Fiscal 2015, Target reached the minimum annual royalty payment of $10.5 million during the third quarter of Fiscal 2015.

Royalty revenues from our Cherokee brand at Target U.S., which excludes sales of Cherokee branded products in Canada (until January 2015) and Cherokee branded products sold in the school uniforms category, were $15.0 million in Fiscal 2015 and $15.3 million in Fiscal 2014, which accounted for 43%, and 53%, respectively, of our consolidated revenues during such periods.

Target’s U.S. retail sales of Cherokee branded products during the fourth quarter of Fiscal 2015 totaled $314.1 million, compared to $317.2 million for the fourth quarter of Fiscal 2014, decreasing by approximately 1%. Royalty revenues from our Cherokee brand at Target U.S. were $2.5 million for the fourth quarter of Fiscal 2015 and $2.4 million for the fourth quarter of Fiscal 2014, increasing by approximately 3%. The revenues increased slightly between periods in spite of a slight decline in retail sales due to the declining royalty rate threshold being satisfied earlier in Fiscal 2014 than in Fiscal 2015.

Kohl’s.  As of the end of Fiscal 2015, Kohl’s had approximately 1,162 stores in the United States. Kohl’s pays royalty revenues to us based on a percentage of its sales of Hawk and Tony Hawk branded products pursuant to our license agreement with Kohl’s. The minimum annual royalty payment applicable to our license agreement with Kohl’s for the Hawk and Tony Hawk brands is $4.8 million, which applies to all sales of Hawk and Tony Hawk branded products in the U.S.

United Kingdom and Europe

We have a number of licensees with rights to our brands in various European countries. Royalty revenues from sales of Cherokee branded products by Tesco, a former licensee, were $1.2 million for Fiscal 2015, compared to $0.8 million for Fiscal 2014. We terminated our license agreement with Tesco as of January 31, 2015. We entered into a new license agreement with Argos, a subsidiary of Home Retail Group plc, to launch a broad assortment of Cherokee lifestyle products online, in catalog and in more than 750 Argos stores across the United Kingdom and Ireland, which launched in late July 2015.

Latin America, Asia and Others

Other international royalty revenues in Fiscal 2015 increased to $8.9 million from $7.3 million in Fiscal 2014, representing a 22% increase. This total includes licensees in Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, and other territories.

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

Selling, General and Administrative

The following table sets forth additional detail regarding the components for selling, general and administrative expenses for Fiscal 2015 and Fiscal 2014.

	Year Ended	Year Ended
	January 30,	February 1,
(amounts in thousands)	2015	2014
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$10,401	$7,446
Corporate expenses	3,997	6,462
Marketing expenses	1,618	1,292
Product development expenses	886	1,009
Non cash stock compensation	1,175	1,069
Depreciation and amortization	1,503	1,347
Total selling, general, administrative and amortization expenses	$19,580	$18,625

Selling, general and administrative expenses, including amortization of trademarks, were $19.6 million for Fiscal 2015, compared to $18.6 million for Fiscal 2014, representing an increase of $1.0 million. The increase in expenses between periods is primarily due to expenses related to the marketing and design of the Hawk and Tony Hawk brands acquired in Fiscal 2014 and increased marketing expenses associated with our Cherokee brand, offset by a decrease in corporate expenses primarily due to approximately $1.0 million of expenses incurred in Fiscal 2014 related to professional services for the acquisition of Hawk and Tony Hawk, which did not recur, and approximately $1.0 million of professional and consulting fees in Fiscal 2014 related to the identification and remediation of weaknesses in internal control identified in our annual report on Form 10‑K/A for Fiscal 2013, which did not recur.

Interest and Other Income or Expense

Our interest income for Fiscal 2015 was $0 million, compared to $0.02 million for Fiscal 2014. Our interest expense for Fiscal 2015 was $0.9 million compared to $0.5 million for Fiscal 2014. The increase in interest expense between periods was due to increased interest expense related to our increased debt, which was used to fund the acquisition of the Hawk and Tony Hawk brands in January 2014.

Tax Provision

For Fiscal 2015, we recorded a tax provision of $4.7 million, compared to $3.4 million for Fiscal 2014. Our effective tax rate was 32.4% for Fiscal 2015 and 36% for Fiscal 2014. The difference in the effective tax rate for Fiscal 2015 in comparison to Fiscal 2014 was primarily due to the recognition of previously unrecognized tax benefits upon the conclusion during Fiscal 2015 of certain income tax examinations.

Net Income

Our net income for Fiscal 2015 was $9.8 million, or $1.15 per diluted share, compared to a net income of $6.1 million, or $0.72 per diluted share, for Fiscal 2014.

Liquidity and Capital Resources

Cash Flows

On January 30, 2016, we had cash and cash equivalents of $6.5 million. On January 31, 2015, we had cash and cash equivalents of $7.6 million. On February 1, 2014, we had cash and cash equivalents of $3.6 million.

During Fiscal 2016, cash provided by operations was $11.9 million, compared to $10.4 million in Fiscal 2015. The primary differences in cash provided by operations between Fiscal 2016 and Fiscal 2015 include the following: (i) a decrease in net income of $1.4 million in Fiscal 2016 compared to Fiscal 2015; (ii) stock‑based compensation expense of $2.2 million in Fiscal 2016, compared to $1.2 million in Fiscal 2015; (iii) a decrease in accounts receivable of $0.1 million in Fiscal 2016 compared to an increase in accounts receivable of $1.4 million in Fiscal 2015, which we attribute primarily to Kohl’s receivables; (iv) a decrease in tax receivables and payables of $0.9 million in Fiscal 2016 compared to an increase in tax receivables and payables of $0.9 million in Fiscal 2015 and (v) a decrease in accrued compensation of $0.7 million in Fiscal 2016 compared to an increase in accrued compensation of $0.9 million in Fiscal 2015.

During Fiscal 2015, cash provided by operations was $10.4 million, compared to $8.6 million in Fiscal 2014. We attribute this increase of $1.8 million in part to an increase of $3.7 million in net income. The other primary differences in cash provided by operations between Fiscal 2015 and Fiscal 2014 include the following: (i) a decrease in accounts payable of $0.5 million in Fiscal 2015, compared to an increase in accounts payable of $0.6 million in Fiscal 2014, which we attribute primarily to acquisition -related expenses incurred in Fiscal 2014; (ii) an increase in tax receivable and payable of $0.8 million in Fiscal 2015, compared to a decrease of $0.6 million in Fiscal 2014; and (iii) stock‑based compensation expense, including a tax effect, of $1.4 million in Fiscal 2015, compared to $0.8 million in Fiscal 2014.

During Fiscal 2016, cash used by investing activities was $13.4 million, compared to $0.6 million in Fiscal 2015 and $19.7 million in Fiscal 2014. In Fiscal 2016, cash used by investing activities consisted of capital expenditures of property and equipment and trademark registration and renewal costs, as well as acquisitions of intangible assets relating to Everyday California and Flip Flop Shops. In Fiscal 2015, cash used by investing activities consisted of capital expenditures on property and equipment and trademark registration and renewal costs. In Fiscal 2014, cash used in investing activities consisted of capital expenditures of property and equipment and trademark registration and renewal costs, as well as acquisitions of intangible assets relating to the Hawk and Tony Hawk brands.

During Fiscal 2016, cash received from financing activities was $0.5 million, compared to cash used in financing activities of $5.8 million in Fiscal 2015. We had borrowings of $6.0 million, from a new term loan under our amended JP Morgan credit agreement for the Flip Flop Shops acquisition, and loan payments of $7.6 million in Fiscal 2016, compared to loan payments of $7.0 million in Fiscal 2015. Proceeds from exercises of stock options were $1.9 million in both Fiscal 2016 and Fiscal 2015. During Fiscal 2016, we paid a total of $0 million in dividends, compared to $0.8 million in dividends paid in Fiscal 2015.

During Fiscal 2015, cash used in financing activities was $5.8 million, compared to cash received from financing activities of $12.3 million in Fiscal 2014. We had loan payments of $7.0 million in Fiscal 2015, compared to net borrowings of $15.7 million in Fiscal 2014. Proceeds from exercises of stock options were $1.9 million in Fiscal 2015, compared to $0.04 million in Fiscal 2014. During Fiscal 2015, we declared and paid a total of $0.8 million in dividends, compared to $3.4 million in dividends paid in Fiscal 2014.

Credit Facility with JPMorgan

In September 2012, we entered into a credit facility with JPMorgan Chase (“JPMorgan”), which was amended in January 2013, January 2014 and October 2015, in each case in connection with our acquisition of new brands. Approximately $24 million in principal amount was outstanding under our credit facility as of January 30, 2016, and is evidenced by (i) three term notes, which were issued on January 31, 2013, January 10, 2014 and October 13, 2015 in the principal amounts of $16.6 million, $19 million and $6 million, respectively, and (ii) a revolving line of credit, pursuant to which we may borrow up to $2 million in principal. We paid an upfront fee equal to $0.03 million in connection with the issuance of the term note in October 2015, which is recognized as a debt discount. The terms of the credit facility include various restrictions and covenants regarding the operation of our business financial covenants that set financial standards we must maintain. As collateral for the credit facility, we granted a security interest in favor of JPMorgan in all of our assets (including trademarks), and our indebtedness is guaranteed by our wholly owned subsidiaries. See Note 9 to our consolidated financial statements included in this Annual Report for additional information about our credit facility with JPMorgan.

Sources of Liquidity

We expect our primary sources of liquidity to be cash flow generated from operations, cash and cash equivalents currently on hand, and up to $2.0 million of funds available to us pursuant to the revolving line of credit issued by JPMorgan under our credit facility. We believe our cash flow from operations, together with our cash and cash equivalents currently on hand and access to funds pursuant to the revolving line of credit, will be sufficient to meet our working capital, capital expenditure and other commitments and otherwise support our operations for the next twelve months.

In September 2015, Target informed us that it would not renew the license agreement for the Cherokee brand in the U.S., which expires at the end of its current term on January 31, 2017. The license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues in Fiscal 2017.  We expect Target to reduce sales of Cherokee branded product throughout Fiscal 2017, thereby reducing revenues from Target to amount to no less than their minimum annual royalty.

We cannot predict our revenues and cash flows that will be generated from operations in future periods, and our revenues and cash flows could be materially lower than we expect. If our revenues and cash flows are lower than we anticipate, or if our expenses are higher than we anticipate, then we may not have sufficient cash available to fund our planned operations and we could fail to comply with the terms of our credit facility with JPMorgan or our other contractual commitments. In that case, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities or seek funds from other sources, which may not be available when needed, on acceptable terms or at all. See Item 1A, “Risk Factors”.

As of January 30, 2016, we were not the guarantor of any material third‑ party obligations and we did not have any irrevocable repurchase obligations.

Uses of Liquidity

Our cash requirements over the next twelve months are primarily to fund our operations and working capital, to make payments of principal and interest under our credit facility with JPMorgan, at our discretion and subject to the terms of the credit facility, to repurchase shares of our common stock or pay dividends as determined by our board of directors (“Board of Directors”), and, to a lesser extent, to fund capital expenditures. As of January 30, 2016, we had approximately $24 million in principal amount of outstanding indebtedness owed under our credit facility with JPMorgan, all of which is due in March 2017. We may seek to refinance all or a portion of this indebtedness before its maturity date. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all. The declaration and payment of any future dividends or repurchases of our common stock are subject to negative covenants contained in our credit facility and, assuming the satisfaction or waiver by JPMorgan of such covenants, would be made solely at the discretion of our Board of Directors and would be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors. Additionally, should an established and marketable brand or similar equity property become available on favorable terms, we would consider using our liquidity to fund such an acquisition opportunity, subject to obtaining any consent required under our credit facility with JPMorgan.

The following table provides information related to our contractual cash obligations under various financial and commercial agreements as of January 30, 2016:

	Payments Due by Period(a)
(amounts in thousands)					Fiscal 2021
Contractual Obligations	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	and thereafter	Total
Operating Leases(b)	$329	$83	$53	$19	$—	$484
Long‑term debt(c)	8,544	15,075	—	—	—	$23,619
Interest on long‑term debt(c)	638	72	—	—	—	$710
Total Contractual Cash Obligations	$9,511	$15,230	$53	$19	$—	$24,813

(a)

For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captioned “Fiscal 2017” starts on January 31, 2016 and ends on January 28, 2017.

(b)

Represents future minimum non‑cancelable lease payments with respect to the lease of our office facilities in Sherman Oaks, California, Huntington Beach, California and Minneapolis, Minnesota and our equipment leases for the Sherman Oaks and Minneapolis office facilities. The lease for our Sherman Oaks office facility is set to expire on November 1, 2016, subject to our option to extend the lease for an additional five‑year term, which we exercised subsequent to January 30, 2016. The lease for our Minneapolis office facilities is set to expire on June 30, 2018, subject to our option to extend the lease for an additional three‑year term. We no longer occupy our Minnesota office facilities and, subsequent to January 30, 2016, we entered into an agreement to sublease a portion of such facilities to a third party. The lease for our Huntington Beach office facilities is set to expire on August 14, 2019, subject to our option to extend the lease for an additional five‑year term.

(c)	Represents future interest (based on current interest rates) and principal payments with respect to our credit facility with JPMorgan.

Seasonality

We have agreed to certain contractual royalty rate reductions with Target for sales of certain Cherokee branded products in various product categories in the U.S. in each fiscal year, which apply for future sales during the applicable fiscal year as certain sales volume thresholds are achieved. Historically, this has caused us to record our highest revenues and profits in our first quarter and our lowest revenues and profits in our fourth quarter. However, such historical patterns and seasonal trends may vary significantly in future periods, depending upon retail sales volumes achieved in each quarter by Target, the revenues we receive that are not subject to reduced royalty rates based upon cumulative sales, and the terms of any new license agreements.

Inflation and Changing Prices

The rate of inflation over the past several years has not had a material effect on our revenues and profits. Since most of our future revenues will be based upon a percentage of sales by our licensees and franchisees of products bearing our owned or represented trademarks, we do not anticipate that short‑term future inflation will have a material impact, positive or negative, on future financial results.

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET RISK

Our market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest

From time to time we invest our excess cash in interest‑bearing temporary investments of high‑quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our credit facility with JPMorgan, a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for Fiscal 2016.

Foreign Currency

We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar, and significant fluctuations in exchange rates could materially impact our results of operations and cash flows. For Fiscal 2016, revenues from international licensing activities comprised 30% of our consolidated revenues. For Fiscal 2016, a hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $1.0 million, which represents 3% of our consolidated revenues reported for Fiscal 2016. Such change is not considered to represent a material effect on our results of operations or cash flows.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cherokee Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Cherokee Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherokee Inc. and subsidiaries at January 30, 2016 and January 31, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cherokee Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 14, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

April 14, 2016

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	January 30,	January 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$6,534	$7,581
Receivables	7,365	7,425
Income taxes receivable	707	919
Prepaid expenses and other current assets	425	431
Total current assets	15,031	16,356
Intangible Assets, net	53,195	39,821
Deferred tax asset	1,136	1,270
Property and equipment, net	1,151	1,165
Other assets	35	48
Total assets	$70,548	$58,660
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$2,195	$1,720
Current portion of long term debt	8,456	7,308
Deferred revenue—current	479	17
Accrued compensation payable	891	1,430
Total current liabilities	12,021	10,475
Long term liabilities:
Long term debt	15,068	17,836
Income taxes payable	—	391
Other non-current	1,388	121
Total liabilities	28,477	28,823
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,720,012 shares issued and outstanding at January 30, 2016 and 8,558,411 issued and outstanding at January 31, 2015	174	171
Additional paid-in capital	27,822	24,024
Retained earnings	14,075	5,642
Total stockholders’ equity	42,071	29,837
Total liabilities and stockholders’ equity	$70,548	$58,660

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Royalty revenues	$34,654	$34,968	$28,614
Selling, general and administrative expenses	20,456	18,648	17,630
Amortization of intangible assets	882	932	995
Operating income	13,316	15,388	9,989
Other income (expense):
Interest expense	(711)	(854)	(520)
Interest income and other income (expense), net	186	—	2
Total other income (expense), net	(525)	(854)	(518)
Income before income taxes	12,791	14,534	9,471
Income tax provision	4,358	4,714	3,397
Net income	$8,433	$9,820	$6,074
Net income per common share attributable to common stockholders:
Basic earnings per share	$0.97	$1.17	$0.72
Diluted earnings per share	$0.95	$1.15	$0.72
Weighted average common shares outstanding attributable to common stockholders:
Basic	8,674	8,429	8,394
Diluted	8,862	8,543	8,409
Dividends declared per common share	$0.00	$0.10	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Net income	$8,433	$9,820	$6,074
Other comprehensive income	—	—	—
Comprehensive income	$8,433	$9,820	$6,074

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total
Balance at February 2, 2013	8,400	$167	$20,249	$(6,890)	$13,526
Stock-based compensation	—	—	1,069	—	1,069
Tax effect from stock option exercises	—	—	(285)	—	(285)
Stock option exercises	3	—	36	—	36
Dividends	—	—	—	(2,521)	(2,521)
Net income	—	—	—	6,074	6,074
Balance at February 1, 2014	8,403	$167	$21,069	$(3,337)	$17,899
Stock-based compensation	—	—	1,175	—	1,175
Tax effect from stock option exercises	—	—	198	—	198
Stock option exercises and equity issuances, net of tax	155	4	1,582	—	1,586
Dividends	—	—	—	(841)	(841)
Net income	—	—	—	9,820	9,820
Balance at January 31, 2015	8,558	$171	$24,024	$5,642	$29,837
Stock-based compensation	—	—	2,222	—	2,222
Tax effect from stock option exercises	—	—	(75)	—	(75)
Stock option exercises and equity issuances, net of tax	162	3	1,651	—	1,654
Net income	—	—	—	8,433	8,433
Balance at January 30, 2016	8,720	$174	$27,822	$14,075	$42,071

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Operating activities:
Net income	$8,433	$9,820	$6,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	447	571	352
Amortization of intangible assets	882	932	995
Deferred income taxes	(257)	845	(461)
Reversal of uncertain tax liabilities	(271)	(756)	—
Stock-based compensation	2,222	1,175	1,069
Excess tax benefit from share-based payment arrangements	(312)	(202)	—
Other, net	68	81	(44)
Changes in operating assets and liabilities:
Receivables	84	(1,369)	(909)
Prepaids and other current assets	7	(138)	133
Income taxes receivable and payable, net	949	(911)	602
Accounts payable and other accrued payables	344	(486)	581
Deferred revenue	3	(77)	14
Accrued compensation	(742)	884	214
Net cash provided by operating activities	11,857	10,369	8,620
Investing activities:
Purchases of trademarks, including registration and renewal cost	(96)	(70)	(53)
Cash paid for business acquisitions, net of cash acquired	(12,871)	—	(19,000)
Purchase of property and equipment	(434)	(541)	(629)
Net cash used in investing activities	(13,401)	(611)	(19,682)
Financing activities:
Proceeds from JPMorgan Term Loan	6,000	—	19,000
Payments of JPMorgan Term Loan	(7,644)	(7,027)	(3,308)
Debt discount and deferred financing costs	(30)	—	(95)
Proceeds from exercise of stock options	1,859	1,855	36
Excess tax benefit from share-based payment arrangements	312	202	—
Dividends	—	(841)	(3,361)
Net cash provided by (used in) financing activities	497	(5,811)	12,272
Increase (decrease) in cash and cash equivalents	(1,047)	3,947	1,210
Cash and cash equivalents at beginning of period	7,581	3,634	2,424
Cash and cash equivalents at end of period	$6,534	$7,581	$3,634
Cash paid during period for:
Income taxes	$4,152	$5,700	$3,240
Interest	$638	$810	$455

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

1.Business

Cherokee Inc. (together with its consolidated subsidiaries, “Cherokee” or the “Company”) is in the business of marketing and licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Cherokee Uniform, Everyday California, Sideout, Carole Little and àle by alessandra brands and related trademarks and other brands it owns or represents, as well as marketing and franchising the Flip Flop Shops brand. Cherokee is one of the leading licensors of style-focused lifestyle brand names and trademarks for apparel, footwear and accessories.

2.Summary of Significant Accounting Policies

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

Company Year End

The Company’s fiscal year comprises a 52- or 53 -week period ending on the Saturday nearest to January 31. The fiscal years ended January 30, 2016 (“Fiscal 2016”),  January 31, 2015 (“Fiscal 2015”), and February 1, 2014 (“Fiscal 2014”) each represent a 52-week period.

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based upon its assessment of various factors, such as historical experience, age of accounts receivable balances, credit quality of the Company’s licensees or franchisees, current economic conditions, bankruptcy, and other factors that may affect the licensees’ or franchisees’ ability to pay. There was no allowance for doubtful accounts as of January 30, 2016 or January 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new guidance relating to revenue from contracts with customers that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the Financial Accounting Standards Board deferred the effective date of this guidance for all entities by one year. As a result, this guidance is effective for fiscal periods beginning after December 15, 2017. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

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

In November 2015, the Financial Accounting Standards Board issued authoritative guidance which modifies the balance sheet classification for deferred tax liabilities and assets to be classified as noncurrent in a statement of financial position. This guidance is effective for fiscal periods beginning after December 15, 2016, and allows for full retrospective adoption, with early adoption permitted. The Company has early adopted this guidance, which is reflected in the Company’s consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board issued authoritative guidance which modifies existing guidance for off-balance sheet treatment of a lessees’ operating leases. This guidance is effective for fiscal periods beginning after January 1, 2019. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

Reclassifications

The Company has reclassified certain prior year amounts within the deferred tax assets on the Company’s consolidated balance sheets and within the operating activities on the Company’s consolidated statements of cash flows, to conform to the Company’s current year presentation.

Use of Estimates

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, contingencies and litigation, stock-based compensation and income taxes. The Company bases its estimates on historical and anticipated results, trends and on various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents. At January 30, 2016 and January 31, 2015, the Company’s cash and cash equivalents exceeded Federal Deposit Insurance Corporation (“FDIC”) limits.

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

The Company’s agreement with Target Corporation (“Target”) covering sales of Cherokee branded products in the U.S. accounts for the majority of the Company’s historical revenues and, for most such products, is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved by Target. With respect to Target’s sales in the U.S. of Cherokee branded products other than in the school uniforms category and adult products sold on Target’s website, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data after defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company’s royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company’s agreement with Target. The amount of Cherokee brand royalty revenue earned by the Company from Target in any quarter is dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for most Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company to record its highest revenues and profits in its first quarter and its lowest revenues and profits in its fourth quarter. However, such historical patterns may vary in the future depending upon the terms of any new license agreements, retail sales volumes achieved in each quarter from Target and revenues the Company receives that are not be subject to reduced royalty rates based upon cumulative sales.

In order to ensure that Cherokee’s licensees are appropriately reporting and calculating royalties owed to Cherokee, all of Cherokee’s license agreements include audit rights to allow Cherokee to validate the amount of the royalties paid. Any revenue resulting from these audits, or other audits, is recognized in the financial statements of the current reporting period.

Revenues from arrangements involving license fees, up-front payments and milestone payments, which are received or billable by the Company in connection with other rights and services that represent continuing obligations of the Company, are deferred and recognized in accordance with the license agreement. Deferred revenues also represent minimum licensee revenue royalties paid in advance of the culmination of the earnings process, the majority of which are non‑refundable to the licensee. Deferred revenues will be recognized as revenue in future periods in accordance with the license agreement.

Franchise revenues includes royalties and franchise fees. Royalties from franchisees are based on a percentage of net sales of the franchisee and are recognized as earned. Initial franchise fees are recorded as deferred revenue when received and are recognized as revenue when a franchised location commences operations, as all material services and conditions related to the franchise fee have been substantially performed upon the location opening. Renewal franchise fees are recognized as revenue when the franchise agreements are signed and the fee is paid, since there are no material services and conditions related to these franchise fees.

Foreign Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company’s licensees directly to their local tax authorities.

Deferred Financing Costs and Debt Discount

Deferred financing costs and debt discounts are capitalized and amortized into interest expense over the life of the debt.

Property and Equipment

Property and equipment consist of the following:

(amounts in thousands)	January 30, 2016	January 31, 2015
Computer Equipment	$561	$426
Software	79	62
Furniture and Fixtures	1,706	1,457
Leasehold Improvements	436	413
Less: Accumulated depreciation	(1,631)	(1,193)
Property and Equipment, net	$1,151	$1,165

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

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the remaining term of the corresponding license agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the lease term. Depreciation expense was $447, $571 and $352 for Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively.

Intangible Assets

The Company holds various trademarks including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Everyday California®, Flip Flop Shops®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in a number of other countries. The Company also holds trademark applications for Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Everyday California, Flip Flop Shops, Sideout, Sideout Sport, Carole Little, Saint Tropez-West, Chorus Line, All That Jazz, and others in numerous countries. The Company intends to renew these registrations, as appropriate, prior to expiration. The Company monitors on an ongoing basis unauthorized uses of the Company’s trademarks, and relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect the Company’s intellectual property rights both domestically and internationally.

Trademark registration and renewal fees are capitalized and are amortized on a straight-line basis over the estimated useful lives of the assets. Trademark acquisitions are capitalized and are either amortized on a straight-line basis over the estimated useful lives of the assets, or are capitalized as indefinite-lived assets, if no legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives to Cherokee. Trademarks are evaluated for the possibility of impairment at least annually.

Franchise agreements have been treated as finite-lived and are amortized on a straight-line basis over the estimated useful lives of the agreements. Franchise agreements are evaluated for the possibility of impairment at least annually.

Goodwill is evaluated for the possibility of impairment at least annually.

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

Level 1:  Observable inputs, such as quoted prices for identical assets or liabilities in active markets

Level 2:  Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market‑corroborated inputs

Level 3:  Unobservable inputs for which there is little or no market data, which require the owner of the assets or liabilities to develop its own assumptions about how market participants would price these assets or liabilities

The carrying amount of receivables, accounts payable and accrued liabilities approximates fair value due to the short‑term nature of these instruments. Long‑term debt approximates fair value due to the variable rate nature of the debt.

The realizability of long‑lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long‑lived assets that will no longer be used in the business are written off in the period identified, since they will no longer generate any positive cash flows for the Company. Long-lived assets that will continue to be used by the Company need to be evaluated for recoverability when events or circumstances indicate a potential impairment. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses involve management judgment. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written down to their estimated fair value, in accordance with authoritative guidance. The estimated undiscounted cash flows used for this nonrecurring fair value measurement are considered a Level 3 input, which consist of unobservable inputs that reflect assumptions about how market participants would price the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Cherokee limits credit risk with respect to cash by maintaining cash balances with quality financial institutions. At January 30, 2016 and January 31, 2015, the Company’s cash and cash equivalents exceeded FDIC limits.

Concentrations of credit risk with respect to receivables are minimal due to the limited amount of open receivables and due to the nature of the Company’s licensing royalty revenue program. Generally, the Company does not require collateral or other security to support licensee receivables. One licensee, Target, accounted for approximately 43% and 48%, respectively, of trade receivables at January 30, 2016 and January 31, 2015 and approximately 53%, 53% and 66%, respectively, of revenues during Fiscal 2016, Fiscal 2015 and Fiscal 2014. Another licensee, Kohl’s, accounted for approximately 16% and 18%, respectively, of trade receivables at January 30, 2016 and January 31, 2015 and approximately 14% and 14% of revenues during Fiscal 2016 and Fiscal 2015.

Significant Contracts

The terms of the Company’s relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and amended (i) on January 31, 2013 to add the category of school uniforms, (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee branded products in the category of adult merchandise sold on Target’s website (target.com) in Fiscal 2015 and in future periods and (iii) on January 6, 2014 to reflect Target’s election to renew the agreement through January 31, 2017 and to provide that Target can renew the agreement for successive two (2) year periods, provided that it satisfies the minimum annual royalty payment of $10,500 for the preceding fiscal year (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In January 2015, Target announced its decision to discontinue operations in Canada. On September 3, 2015, Target orally informed the Company that the Restated Target Agreement would not be renewed and will terminate at the end of its current term, which expires January 31, 2017.  The non-renewal was confirmed in writing on September

4, 2015.  The Restated Target Agreement, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee in Fiscal 2016 and Fiscal 2017 until its expiration, except that Target will continue to sell Cherokee branded products in the school uniforms category until January 31, 2018, and will continue to generate revenues to Cherokee for sales of these products during this period.

Under the current terms of the Restated Target Agreement, the minimum annual royalty payment for Target is $10,500 and applies to all sales made by Target in the United States and until January 2015 Canada, other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum annual royalty payment of $800).Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise other than sales of Cherokee branded products in the school uniforms category and, beginning in Fiscal 2015, other than sales of Cherokee branded products in the adult merchandise category that are made on Target’s website. The Company assumed a separate license agreement with Target for the Liz Lange brand in connection with the Company’s acquisition of the applicable assets in September 2012.

In connection with the acquisition of the “Hawk” and “Tony Hawk” signature apparel brands and related trademarks in January 2014, Cherokee and Kohl’s entered into an amended license agreement. Pursuant to the license agreement, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk branded apparel and related products in the United States for a four-year term and has agreed to pay Cherokee an annual royalty rate for its sales of Hawk branded signature apparel and related products in the United States, subject to a minimum annual royalty payment of $4,800.

Marketing and Advertising

Generally, the Company’s “Direct to Retail” licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs were approximately $964, $956 and $700 during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories, thus providing an identifiable benefit to Cherokee; the amounts paid for such marketing expenses during Fiscal 2016, Fiscal 2015 and Fiscal 2014 were approximately $389, $222 and $70, respectively, and are included in the Company’s total marketing, advertising and promotional costs.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two‑class method, since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two‑class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share. Shares of nonvested restricted stock have no material impact on the calculation under the two‑class method.

Comprehensive Income

Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets). For Fiscal 2016,

Fiscal 2015 and Fiscal 2014, the Company has no comprehensive income components and accordingly, net income equals comprehensive income.

Treasury Stock

Repurchased shares of the Company’s common stock are held as treasury shares until they are reissued or retired. When the Company reissues treasury stock, and the proceeds from the sale exceed the average price that was paid by the Company to acquire the shares, the Company records such excess as an increase in additional paid‑in capital.

Conversely, if the proceeds from the sale are less than the average price the Company paid to acquire the shares, the Company records such difference as a decrease in additional paid‑in capital to the extent of increases previously recorded, with the balance recorded as a decrease in retained earnings.

Deferred Rent and Lease Incentives

When a lease includes lease incentives (such as a rent abatement) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight‑line basis over the term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets. For leasehold allowances, the Company records a deferred lease credit on the consolidated balance sheets and amortizes the deferred lease credit as a reduction of rent expense in the consolidated statements of income over the term of the lease.

Stock-Based Compensation

The Company accounts for equity awards in accordance with authoritative guidance, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values.

The fair value of stock options and other stock-based awards is estimated using option valuation models. These models require the input of subjective assumptions, including expected stock price volatility, risk free interest rate, dividend rate, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company has elected to use the graded amortization method. The Company makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the consolidated statements of income.

3.Business Combinations

Merger with FFS Holdings, LLC

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

Cherokee acquired FFS for the base purchase price of $12,000, comprised of $6,000 in cash on hand and $6,000 of proceeds from borrowings under the Company’s credit agreement, which is subject to certain adjustments and escrow arrangements. (See Note 9 for additional information about our credit facility with JPMorgan.) The Merger was treated as a business combination accounted for using the acquisition method of accounting. The Company has incurred legal, accounting, banking and other professional costs relating to the Merger in the amount of approximately $700 and has included these costs in selling, general and administrative expenses in Fiscal 2016. Trademarks have been treated as indefinite‑lived and no amortization has been recorded. Trademarks are evaluated for the possibility of impairment at least annually. Franchise agreements have been treated as finite-lived with corresponding amortization expense. Goodwill primarily relates to the excess cash flows to be generated as the Flip Flop Shops franchise grows through the opening of new stores and the generation of new franchisees. Franchise agreements and Goodwill are evaluated for the possibility of impairment at least annually. The total amount of goodwill that is expected to be deductible for tax purposes is $100. The amounts of revenue and earnings of FFS since the completion of the Merger are included in the consolidated statements of income included herein and totaled approximately $459 and ($217) for the reporting period.

Purchase Price Allocation

As of October 31, 2015, the initial accounting for the Merger was disclosed as preliminary. During the three months ended January 30, 2016, the Company finalized the purchase price allocation related to the merger. The following table summarizes the final fair value of the assets and liabilities assumed in the Merger:

Purchase Price
Allocation, as
Adjusted
Cash paid to seller by Cherokee	$12,000

Allocation of purchase price to trademarks	11,500
Allocation of purchase price to goodwill	100
Allocation of purchase price to franchise agreements	1,300
Allocation of purchase price to deferred revenue	(1,495)
Allocation of purchase price to deferred tax asset	543
Allocation of purchase price to working capital	52
Total	$12,000

Supplemental information on an unaudited pro forma basis, as if the acquisition had been completed as of February 2, 2014, is as follows:

	Year Ended	Year Ended
(amounts in thousands)	January 30, 2016	January 31, 2015
Revenues	35,913	36,802
Net Income/Loss	8,103	9,217
Basic EPS	$0.93	$1.09
Diluted EPS	$0.91	$1.08

Everyday California® Brand

On May 14, 2015, Cherokee completed an asset acquisition with Everyday California Holdings, LLC, under which it acquired various assets related to the Everyday California® brand and related trademarks. As consideration for the acquired assets Cherokee paid $1,000 in cash upon completion of the acquisition and agreed to pay up to an additional $300 in cash dependent upon performance of the assets during Cherokee’s fiscal years ending in 2017 and 2018. The acquired trademarks have been treated as indefinite-lived and no amortization has been recorded. Trademarks are evaluated for the possibility of impairment at least annually.

Hawk and Tony Hawk Brands

On January 10, 2014, Cherokee entered into an asset purchase agreement with Quiksilver, Inc. and Hawk Designs, Inc., pursuant to which Cherokee acquired various assets related to the “Hawk” and “Tony Hawk” signature apparel brands and related trademarks. The acquisition was treated as a business combination accounted for using the acquisition method of accounting. As consideration for the acquisition, Cherokee paid a cash purchase price equal to $19,000. These trademarks have been treated as indefinite‑lived and no amortization has been recorded. Trademarks are evaluated for the possibility of impairment at least annually.

4.Intangible Assets

Intangible assets consist of the following:

(amounts in thousands)	January 30, 2016	January 31, 2015
Acquired Trademarks	$60,754	$47,994
Other Trademarks	8,717	8,621
Franchise Agreements	1,300	—
Goodwill	100	—
Total Intangible Assets, gross	70,871	56,615
Accumulated amortization	(17,676)	(16,794)
Total Intangible Assets, net	$53,195	$39,821

Amortization expense of intangible assets was $882, $932, and $995 for each of Fiscal 2016, Fiscal 2015, and Fiscal 2014, respectively. Expected amortization of intangible assets for the Company's fiscal years ending in 2017, 2018, 2019, 2020, and 2021 is approximately $900, $600, $300, $300, and $200, respectively. Certain acquired trademarks are indefinite lived and not amortized. The weighted average amortization period for other trademarks was 9.4 years as of January 30, 2016. The weighted average amortization period for franchise agreements was 11 years as of January 30, 2016.

Trademark registration and renewal fees capitalized during Fiscal 2016 totaled $96.Trademark registration and renewal fees capitalized during Fiscal 2015 totaled $70.

5.Income Taxes

The income tax provision as shown in the consolidated statements of income includes the following:

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 1,
(amounts in thousands)	2016	2015	2014
Current:
Federal	$2,585	$2,979	$2,380
State	(13)	(363)	305
Foreign	1,183	1,253	1,174
	3,755	3,869	3,859
Deferred:
Federal	$644	$630	$(154)
State	33	17	(22)
	677	647	(176)
Tax Expense (benefit) recorded as an increase (decrease) of paid-in capital:
Federal	(68)	182	(267)
State	(6)	16	(19)
	(74)	198	(286)
	$4,358	$4,714	$3,397

A reconciliation of the actual income tax rates to the federal statutory rate follows:

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Tax expense at U.S. statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	1.5	1.1	1.8
Adjustments to unrecognized tax benefits	(1.5)	(2.8)	—
Nondeductible expenses	0.1	0.1	0.1
Other	—	—	—
Tax provision	34.1%	32.4%	35.9%

A summary of deferred income tax assets is as follows:

	January 30, 2016	January 31, 2015
(amounts in thousands)	Non-Current	Non-Current
Deferred tax assets:
Deferred revenue	$492	$6
State income taxes	103	245
Compensation	1,789	1,687
Other	218	188
Total deferred tax assets	2,602	2,126
Deferred tax liabilities:
Amortization	(1,281)	(658)
Depreciation	(185)	(198)
Total deferred tax liabilities	(1,466)	(856)
Net deferred tax assets	$1,136	$1,270

Foreign taxes include withholding required on royalty payments from foreign jurisdictions. Deferred tax assets primarily relate to state tax benefits and stock-based compensation. The Company believes that it is more likely than not that the deferred tax assets will be realized based upon expected future income.

The difference in the effective tax rate for Fiscal 2016 in comparison to Fiscal 2015 and Fiscal 2014 was primarily due to the recognition of previously unrecognized tax benefits upon the conclusion of income tax examinations during Fiscal 2016.

The amount of unrecognized tax benefits was approximately $0 and $450, respectively, at January 30, 2016 and January 31, 2015. At January 30, 2016, approximately $0 of unrecognized tax benefits would, if recognized, affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended	Year Ended	Year Ended
	January 30,	January 31,	February 1,
(amounts in thousands)	2016	2015	2014
Gross unrecognized tax benefits at beginning of year	$449	$1,045	$1,027
Additions:
Tax positions taken in prior years	—	105	10
Tax positions taken in the current year	—	57	22
Reductions:
Tax positions taken in prior years	(96)	(566)	(13)
Tax positions taken in the current year	—	—	—
Settlement with taxing authorities	(170)	(192)	—
Lapse in statute of limitations	(183)	—	(1)
Gross unrecognized tax benefits at year end	$—	$449	$1,045

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes on the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, was $(84), $(260) and $60. As of January 30, 2016 and January 31, 2015, the total amount of accrued interest and penalties included in the Company’s liability for unrecognized tax benefits was $0 and $80, respectively.

The Company files income tax returns in the U.S. federal and California and certain other state jurisdictions. For federal income tax purposes, the Fiscal 2013 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Fiscal 2012 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations.

6.Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per‑share computations for each of the past three fiscal years:

		Weighted Average
	Income	Shares	Per Share
(amounts in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended January 30, 2016:
Basic earnings	$8,433	8,674	$0.97
Effect of dilutive securities—stock options	—	188	$0.02
Dilutive earnings	$8,433	8,862	$0.95
For the year ended January 31, 2015:
Basic earnings	$9,820	8,429	$1.17
Effect of dilutive securities—stock options	—	114	$0.02
Dilutive earnings	$9,820	8,543	$1.15
For the year ended February 1, 2014:
Basic earnings	$6,074	8,394	$0.72
Effect of dilutive securities—stock options	—	15	—
Dilutive earnings	$6,074	8,409	$0.72

The computation for diluted number of shares excludes unexercised stock options which are anti‑dilutive. There were 0.2 million, 0.8 million and 1.0 million of anti‑dilutive shares for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

7.Commitments and Contingencies

Operating Leases

As of January 30, 2016, Cherokee leased office space in Sherman Oaks, California, Huntington Beach, California, and Minneapolis, Minnesota, which leases expire November 2016, subject to an option to extend for five years, August 2019, subject to an option to extend for five years, and June 2018, subject to an option to extend for three years, respectively. Certain of these leases have been renewed or subleased subsequent to January 30, 2016. See Note 13 to these consolidated financial statements. The Company also leases office equipment for certain of these locations.

Future minimum non-cancelable lease payments as of January 30, 2016 are as follows:

Operating
(amounts in thousands)	Leases
Fiscal 2017	$329
Fiscal 2018	83
Fiscal 2019	53
Fiscal 2020	19
Fiscal 2021 and thereafter	—
Total future minimum lease payments	$484

Total rent expense was $414 for Fiscal 2016, $387 for Fiscal 2015 and $323 for Fiscal 2014. Total operating lease expenses, excluding rent, was $95 for Fiscal 2016, $84 for Fiscal 2015 and $120 for Fiscal 2014.

Trademark Indemnities

Cherokee indemnifies certain customers against liability arising from third‑party claims of intellectual property rights infringement related to the Company’s trademarks. These indemnities appear in the licensing agreements with the Company’s customers, are not limited in amount or duration and generally survive the expiration of the contracts. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine a range of estimated losses that it could incur related to such indemnifications.

Litigation Reserves

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets.

The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the Company's results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of January 30, 2016 or January 31, 2015 related to any of the Company’s legal proceedings.

8.Capitalization

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock. The Company's board of directors (“Board of Directors”) can determine the rights, preferences, privileges and restrictions on the preferred stock, including any conversion and voting rights. As of January 30, 2016 and January 31, 2015, no shares of preferred stock were outstanding.

Dividends

On April 11, 2014, the Board of Directors declared a dividend of $420, or $0.05 per share, which was paid on June 16, 2014 to stockholders of record as of April 11, 2014. On August 1, 2014, the Board of Directors declared a dividend of $421, or $0.05 per share, which was paid on September 15, 2014 to stockholders of record as of September 1, 2014.

Stock‑Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). The 2013 Plan serves as the successor to the 2006 Incentive Award Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan) (the “2006 Plan”). The 2013 Plan authorized to be issued 700,000 additional shares of common stock, and (ii) 121,484 shares of common stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards previously granted under the 2006 Plan continue to be governed by its terms. Any shares of common stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as common stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity‑based awards to officers, other employees and directors.

Stock Options

Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The Company has also granted non‑plan stock options to certain executives as a material inducement for employment. The Company accounts for stock options under authoritative guidance, which requires the measurement and recognition of compensation expense for all stock‑based payment awards made to employees and directors based on estimated fair values.

The Company estimates the fair value of stock‑based payment awards on the date of grant using an option‑pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the consolidated statements of income. The compensation expense recognized for all stock‑based awards is net of estimated forfeitures over the award’s service period.

Stock‑based compensation expense recognized in selling, general and administrative expenses for stock options in Fiscal 2016 was approximately $1,100, for Fiscal 2015 was approximately $800, and for Fiscal 2014 was approximately $900.

The estimated fair value of options granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014 as of each grant date was estimated using the Black‑Scholes option‑pricing model with the following assumptions:

	Fiscal 2016			Fiscal 2015			Fiscal 2014
Expected Dividend Yield			—%			1.00%			3.00%
Expected Volatility	29.82	to	29.88	30.15	to	30.84	37.32	to	58.13
Risk-Free Interest Rate	1.32%	to	1.58%	1.46%	to	1.57%	0.75%	to	1.52%
Expected Life (in years)	4.58	to	4.88	4.66	to	4.80	4.71	to	4.75
Estimated Forfeiture Rate	—%	to	10.00%	—%	to	10.00%	—%	to	10.00%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. The dividend yield is based on the past dividends paid and the current dividend yield at the time of grant.

A summary of activity for the Company’s stock options as of and for Fiscal 2016, Fiscal 2015 and Fiscal 2014 is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, at February 2, 2013	1,075,000	$16.37	4.49	425
Granted	168,500	$12.92
Exercised	(3,332)	$10.92
Canceled/forfeited	(83,334)	$14.57
Outstanding, at February 1, 2014	1,156,834	$16.02	3.85	436
Granted	188,000	$13.82
Exercised	(125,065)	$14.83
Canceled/forfeited	(34,002)	$12.58
Outstanding, at January 31, 2015	1,185,767	$15.89	3.49	2,910
Granted	335,000	$22.79
Exercised	(261,097)	$17.06
Canceled/forfeited	(146,667)	$17.33
Outstanding, at January 30, 2016	1,113,003	$17.50	4.06	1,339
Vested and Exercisable at January 30, 2016	570,828	$15.38	2.75	983

The weighted average grant date fair value of options granted under the plans for Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $6.35, $3.49, and $4.09, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on January 30, 2016 and the exercise price, multiplied by the number of shares subject to in‑the‑money options) that would have been received by the option holders had all option holders exercised their options on January 30, 2016 (the last trading day of Fiscal 2016). This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $1,731, $411 and $6, respectively.

As of January 30, 2016, total unrecognized stock‑based compensation expense related to nonvested stock options was approximately $2,000, which is expected to be recognized over a weighted average period of approximately 2.11 years. The total fair value of all options that vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was approximately $700, $700, and $800, respectively.

Performance Stock Units and Restricted Stock Units

In 2013, the Compensation Committee of the Company’s Board of Directors granted certain performance‑based equity awards, or performance stock units, to executives under the 2006 Plan. The performance metric applicable to such awards is compound stock price growth, using the closing price of the Company’s common stock on February 1, 2013, or $13.95, as the benchmark. The target growth rate is 10% annually, which results in an average share price target of (i) $15.35 for Fiscal 2014, (ii) $16.88 for Fiscal 2015 and (iii) $18.57 for Fiscal 2016. The average share price is calculated as the average of all market closing prices during the January preceding the applicable fiscal year end. If a target is met at the end of a fiscal year, one third of the shares subject to the award will vest. If the stock price target is not met at the end of a fiscal year, the relevant portion of the shares subject to the award will not vest but will roll over to the following fiscal year. The executive must continue to be employed by the Company through the relevant vesting dates to be eligible for vesting. The target average share price was not achieved for Fiscal 2014, but was achieved for Fiscal 2015, which resulted in the vesting of two-thirds of the shares subject to each award. The target average share price was not achieved for Fiscal 2016, which resulted in the cancellation of one-third of the shares subject to each award.

Since the vesting of these performance‑based equity awards is subject to market-based performance conditions, the fair value of these awards was measured on the date of grant using the Monte Carlo simulation model for each vesting tranche. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award and calculates the fair market value for the performance stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

In August 2014, the Compensation Committee of the Board of Directors granted a performance stock unit award to an employee under the 2013 Plan, which vests in five increments dependent upon achievement of certain annual sales targets. The fair value of this award was measured on the effective date of grant using the price of the Company’s common stock.

In June 2015, the Compensation Committee of the Board of Directors granted restricted stock units and stock options to each member of the Board of Directors and to each of the Company’s executive officers under the 2013 Plan. All of these equity awards vest in equal annual installments over three years, such that the full grants shall be vested on the third anniversary of the grant date. The fair value of the restricted stock unit awards was measured on the effective date of grant using the price of the Company’s common stock.

Stock-based compensation expense for performance stock units and restricted stock units was approximately $1,100, $400 and $200 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. The following table summarizes information about performance stock units and restricted stock units activity as of and for Fiscal 2014, Fiscal 2015 and Fiscal 2016:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested stock, at February 2, 2013	7,500	$13.27
Granted	79,500	4.99
Vested	—	—
Forfeited	—	—
Unvested stock at February 1, 2014	87,000	$5.70
Granted	51,576	17.22
Vested	(44,640)	5.55
Forfeited	(17,000)	7.92
Unvested stock at January 31, 2015	76,936	$13.02
Granted	166,000	22.71
Vested	(27,435)	15.74
Forfeited	(19,001)	4.27
Unvested stock at January 30, 2016	196,500	$21.67

As of January 30, 2016, total unrecognized stock‑based compensation expense related to performance stock units and restricted stock units was approximately $3,100, which is expected to be recognized over a weighted average period of approximately 2.36 years.

9.Debt

On September 4, 2012, Cherokee and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into a credit agreement (as amended, the “Credit Agreement”), which was amended on January 31, 2013 in connection with the Company’s acquisition of rights related to the Cherokee brand in the school uniforms category, was further amended on January 10, 2014 in connection with the Company’s acquisition of the Hawk and Tony Hawk brands, and was further amended on October 13, 2015 in connection with the Merger with FFS. Effective October 13, 2015, Cherokee and JPMorgan entered into amendments to each of (i) the Credit Agreement, (ii) the term note that was originally issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 31, 2013 and January 10, 2014 (as amended, the “2013 Term Note”), (iii)  the term note that was originally issued by

Cherokee in favor of JPMorgan as of January 10, 2014 (as amended, the “2014 Term Note”) and (iv) the line of credit note, which was issued by Cherokee in favor of JPMorgan as of September 4, 2012 and previously amended by the parties effective January 10, 2014 (as amended, the “Revolver”).  In addition, on October 13, 2015, Cherokee issued to JPMorgan a new term note (the “2015 Term Note” and, together with the foregoing amendments, the “Credit Agreement Amendments”). Cherokee paid an upfront fee equal to $30 in connection with the issuance of the 2015 Term Note, which is recognized as a debt discount. Pursuant to the Credit Agreement, the maturity date for each of the 2013 Term Note, the 2014 Term Note, the 2015 Term Note (collectively, the “Term Notes”) and the Revolver is March 1, 2017, and the principal outstanding under each of the Term Notes is to be repaid on a quarterly basis. The Term Notes each bear interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the one month LIBOR rate plus 2.5%. Pursuant to the Credit Agreement, the definition of “senior funded debt ratio” requires that Cherokee not exceed a ratio equal to (i) 2.25 to 1.00 until January 30, 2016, and (ii) 2.00 to 1.00 thereafter.

Following the issuance of the 2015 Term Note, Cherokee’s total borrowings under the Credit Agreement (collectively, the “Loan”) are evidenced by (i) the 2013 Term Note, which was issued in the principal amount of $16,600, of which approximately $6,200 was outstanding as of January 30, 2016, (ii) the Revolver, which provides Cherokee with a revolving line of credit in the principal amount of $2,000, none of which was outstanding as of January 30, 2016, (iii) the 2014 Term Note, which was issued in the principal amount of $19,000, of which approximately $11,700 was outstanding as of January 30, 2016 and (iv) the 2015 Term Note in the principal amount of $6,000, of which approximately $5,700 was outstanding as of January 30, 2016. As a result, as of January 30, 2016, borrowings under the Credit Agreement totaled approximately $23,600 in principal amount under the Term Notes.

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

Pursuant to the terms of the Credit Agreement, the Loan is secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee’s business, including covenants that require Cherokee to obtain JPMorgan’s consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis, (iii) issue any equity securities other than pursuant to Cherokee’s employee equity incentive plans or programs or (iv) repurchase or redeem any outstanding shares of common stock or pay dividends or other distributions, other than stock dividends, to Cherokee’s stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee’s assets (including trademarks) as collateral for the Loan. As of January 30, 2016, the Company was in compliance with its financial and other covenants under the Credit Agreement. In the event of a default by the Company under the Credit Agreement, JPMorgan would have the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance under the Term Notes and the Revolver and exercise any other rights it may have, including foreclosing on Cherokee’s assets under the security agreements.

10.Unaudited Quarterly Results

The following table summarizes certain unaudited financial information by quarter for Fiscal 2016 and Fiscal 2015:

	Fiscal year ended January 30, 2016
	May 2,	August 1,	October 31,	January 30,
(amounts in thousands, except per share data)	2015	2015	2015	2016
Net revenues	$10,230	$8,482	$8,098	$7,844
Income before income taxes	5,614	2,973	2,348	1,853
Net income	3,571	1,928	1,546	1,384
Net income per share—basic	0.42	0.22	0.18	0.16
Net income per share—diluted	0.41	0.22	0.17	0.16

	Fiscal year ended January 31, 2015
	May 3,	August 2,	November 1,	January 31,
(amounts in thousands, except per share data)	2014	2014	2014	2015
Net revenues	$9,960	$8,764	$8,706	$7,538
Income before income taxes	4,925	3,501	3,607	2,501
Net income	3,592	2,252	2,316	1,661
Net income per share—basic	0.43	0.27	0.27	0.20
Net income per share—diluted	0.43	0.27	0.27	0.19

11.Segment Reporting

Authoritative guidance requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates financial information, business activities and management responsibility.

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

	January 30,	January 31,	February 1,
(amounts in thousands)	2016	2015	2014
U.S. and Canada	$24,615	$24,397	$20,085
Latin America	2,643	3,057	2,699
Asia	3,792	3,564	2,751
All Others	2,767	2,314	1,845
United Kingdom and Europe	837	1,636	1,234
Total	$34,654	$34,968	$28,614

Long‑lived tangible assets have been located in the U.S., United Kingdom, Asia and Mexico during the three years ended January 30, 2016, with values of approximately $818, $54, $44 and $234, respectively, as of January 30, 2016, values of approximately $794, $0, $72 and $299, respectively, as of January 31, 2015, and values of approximately $761, $223, $0 and $238, respectively, as of February 1, 2014.

12.Defined Contribution Plan

The Company has a savings plan that qualifies as a defined contribution plan under Section 401(k) of the

Internal Revenue Code, under which the Company makes contributions to match the contributions made by employees participating in the plan. For Fiscal 2016, Fiscal 2015, and Fiscal 2014, the costs of these matching contributions were approximately $137, $160 and $90, respectively.

13.Subsequent Events

Effective February 2016, the Company renewed its leased office space in Sherman Oaks for an additional five-year term, which expires November 2021, and is subject to an option to extend for five years. Total base rent payable over the additional five-year term is approximately $1,800.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as defined under Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 30, 2016.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of January 30, 2016.

Ernst & Young LLP, our independent registered public accounting firm that has audited the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, has issued an attestation report on our internal control over financial reporting, which is included on the following page of this Annual Report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of Fiscal 2016, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cherokee Inc. and subsidiaries

We have audited Cherokee Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cherokee Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cherokee Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cherokee Inc. and subsidiaries as of January 30, 2016 and January 31, 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016 and our report dated April 14, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California April 14, 2016

Item 9B.  OTHER INFORMATION

On February 29, 2016, we entered into an amendment to our office lease for our corporate headquarters in Sherman Oaks, California with the landlord of such property, pursuant to which, among other things, (i) we exercised our right to renew the lease for an additional five-year term beginning on November 1, 2016 and ending on October 31, 2021, subject to our option to renew the lease for an additional five years thereafter, and (ii) we agreed to increased rent payments for the duration of such five-year term, subject to a rent abatement for the first four months of such term, as follows:

Month of Revised Term	Monthly Installments of Base Rent
1 to 12	$30,663.31
13 to 24	$31,583.21
25 to 36	$32.530.71
37 to 48	$33,506.63
49 to 60	$34,511.82

The foregoing description of the amendment to our office lease does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, a copy of which is attached as Exhibit 10.42 to this Annual Report.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 30, 2016. Certain information regarding our executive officers required by this Item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 30, 2016.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 30, 2016.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 30, 2016.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 30, 2016.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	A list of the financial statements included herein is included in Item 8 of Part II of this Annual Report.
(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	The information required by this Item 15(a)(3) is set forth on the exhibit index that immediately follows the signature page to this Annual Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cherokee Inc.

By	/s/ Henry Stupp
Henry Stupp
Chief Executive Officer

Date: April 14, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry Stupp and Jason Boling, and each of them individually, as his true and lawful attorneys‑in‑fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to any or all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents or any of them the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents or any of them, or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry Stupp	Chief Executive Officer and Director	April 14, 2016
Henry Stupp	(Principal Executive Officer)

/s/ Jason Boling	Chief Financial Officer	April 14, 2016
Jason Boling	(Principal Financial and Accounting Officer)

/s/ Jess Ravich	Chairman	April 14, 2016
Jess Ravich

/s/ Tim Ewing	Director	April 14, 2016
Tim Ewing

/s/ Keith Hull	Director	April 14, 2016
Keith Hull

/s/ Robert Galvin	Director	April 14, 2016
Robert Galvin

/s/ Frank Tworecke	Director	April 14, 2016
Frank Tworecke

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2.1	+

Asset Purchase Agreement, by and among Cherokee Inc., Hawk 900 Brands LLC, Hawk Designs, Inc. and Quiksilver, Inc., dated as of January 10, 2014 (incorporated by reference to Exhibit 2.1 of Cherokee’s Form 8‑K dated January 10, 2014).

2.2	+

Agreement and Plan of Merger, dated October 13, 2015, by and among Cherokee Inc., FFS Merger Sub LLC, FFS Holdings, LLC and Darin Kraetsch, solely in his capacity as the representative of the FFS Holdings, LLC equityholders (incorporated by reference to Exhibit 2.1 of Cherokee’s Form 10‑Q dated December 10, 2015).

3.1		Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference to Exhibit 3.1 of Cherokee’s Form 10‑Q for the quarterly period ended October 28, 2000).
3.2		Amended and Restated Bylaws of Cherokee Inc. (incorporated by reference to Exhibit 3.2 of Cherokee’s Form 8‑K dated June 22, 2011).
10.1	#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated June 5, 2012).
10.2	#

The 2006 Incentive Award Plan (restating the 2003 Incentive Award Plan) (incorporated by reference to Annex A to Cherokee’s Proxy Statement dated April 20, 2006 for its 2006 annual stockholders’ meeting).

10.3	#	Amendment No. 1 to The 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 10‑Q for the quarterly period ended May 1, 2010).
10.4	#	Form of Employee Option Agreement (incorporated by reference to Exhibit 10.6 of Cherokee’s Form 10‑K for the fiscal year ended February 3, 2001).
10.5	#	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated June 18, 2012).
10.6	#	Form of Performance‑Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 10‑Q for the quarterly period ended May 4, 2013).
10.7	#	Cherokee Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A of Cherokee’s Proxy Statement, Form DEF 14A, dated May 31, 2013 for its 2013 annual stockholders’ meeting).
10.8	#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 10‑Q for the quarterly period ended August 3, 2013).
10.9	#	Stock Option Agreement, dated as of August 26, 2010, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 8‑K dated August 26, 2010).
10.10	#

Amendment to Stock Option Agreement, dated as of July 26, 2012, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 10‑Q for the quarterly period ended July 28, 2012).

10.11	#	Amended and Restated Executive Employment Agreement, dated July 16, 2013, between Cherokee Inc. and Henry Stupp (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated July 16, 2013).
10.12	#	Offer Letter to Jason Boling, dated February 22, 2013 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated February 25, 2013).
10.13	#

Stock Option Agreement, dated as of March 25, 2013, by and between Cherokee Inc. and Jason Boling (incorporated by reference to Exhibit 4.2 of Cherokee’s Registration Statement No. 333‑190795 on Form S‑ 8 filed with the Commission on August 23, 2013).

10.14

Restated License Agreement effective as of February 1, 2008, by and between Cherokee Inc. and Target Corporation (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated January 8, 2008).

10.15

Amendment No. 1 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., dated as of December 1, 2011 (incorporated by reference to Exhibit 10.24 of Cherokee’s Form 10‑K for the fiscal year ended January 28, 2012).

10.16

Amendment No. 2 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., effective as of January 31, 2013 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated January 31, 2013).

10.17

Amendment No. 3 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., dated as of April 3, 2013 (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 10‑Q for the quarterly period ended May 4, 2013).

10.18

Renewal and Amendment No. 4 to Restated License Agreement, by and between Cherokee Inc. and Target General Merchandise, Inc., dated January 2, 2014 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑ K dated January 10, 2014).

10.19	Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated September 4, 2012).
10.20

First Amendment to Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 31, 2013 (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 8‑K dated January 31, 2013).

10.21	Term Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 8‑K dated September 4, 2012).
10.22

First Amendment to Term Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of January 31, 2013 (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 8‑K dated January 31, 2013).

10.23

Line of Credit Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 8‑K dated September 4, 2012).

10.24

Continuing Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.4 of Cherokee’s Form 8‑K dated September 4, 2012).

10.25

Trademark Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.5 of Cherokee’s Form 8‑K dated September 4, 2012).

10.26

Continuing Guaranty, executed by Spell C. LLC in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.6 of Cherokee’s Form 8‑K dated September 4, 2012).

10.27

Second Amendment to Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated January 10, 2014).

10.28

Second Amendment to Term Note, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 8‑K dated January 10, 2014).

10.29

First Amendment to Line of Credit Note, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 8‑K dated January 10, 2014).

10.30	Term Note B‑1, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.4 of Cherokee’s Form 8‑K dated January 10, 2014).
10.31

Letter Amendment to Retail License Agreement, dated January 7, 2014, by and between Cherokee Inc. and Kohl’s Illinois, Inc., together with: (i) the April 28, 2005 Retail License Agreement, by and between Hawk Designs, Inc., a wholly owned subsidiary of Quiksilver, Inc. (“QS”) and Kohl’s Illinois, Inc. as assignee of Kohl’s Department Stores, Inc. (“Kohl’s”); (ii) Amendments to Retail License Agreement, dated as of May 6, 2008, January 30, 2009 and May 26, 2011, each entered into by and between Kohl’s and QS; (iii) Renewal dated April 1, 2010; and (iv) Assignment dated July 26, 2011 (incorporated by reference to Exhibit 10.35 of Cherokee’s Form 10‑K for the fiscal year ended February 1, 2014).

10.32		Office Lease, by and between Tri‑Center Plaza, LP and Cherokee Inc., dated as of September 30, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated October 13, 2011).
10.33

Amendment to Office Lease, by and between KW Tricenter, LLC and Cherokee Inc., dated as of December 5, 2013 (incorporated by reference to Exhibit 10.37 of Cherokee’s Form 10‑K for the fiscal year ended February 1, 2014).

10.34	#	Employment Agreement, dated July 23, 2015, between Cherokee Inc. and Howard Siegel (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated July 29, 2015).
10.35

Third Amendment to Credit Agreement and Waiver, dated as of October 13, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 10‑Q for the quarterly period ended October 31, 2015).

10.36

Third Amendment to Term Note, dated as of October 13, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 10‑Q for the quarterly period ended October 31, 2015).

10.37

Second Amendment to Line of Credit Note, dated as of September 4, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 10‑Q for the quarterly period ended October 31, 2015).

10.38

First Amendment to Term Note B-1, dated as of October 13, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 of Cherokee’s Form 10‑Q for the quarterly period ended October 31, 2015).

10.39

Term Note B-2, dated as of October 13, 2015, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.5 of Cherokee’s Form 10‑Q for the quarterly period ended October 31, 2015).

10.40	*	Second Amendment to Office Lease, by and between KW Tricenter, LLC and Cherokee Inc., dated as of February 29, 2016.
14.1

Code of Business Conduct and Ethics adopted by Cherokee in March 2004. This Code of Business Conduct and Ethics, as applied to Cherokee’s principal financial officers, shall be our “code of ethics” within the meaning of Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules promulgated thereunder and, as applied to Cherokee’s principal executive, financial and accounting officers, shall be our “code of ethics” within the meaning of Item 406 of Regulation S‑K (incorporated by reference to Exhibit 14.1 of Cherokee’s Form 10‑K for the fiscal year ended January 31, 2004).

21.1	*	Subsidiaries of Cherokee Inc.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (included on the signature page hereto).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	*

The following materials from Cherokee’s Annual Report on Form 10‑K for the fiscal year ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*          Filed herewith.

**        Furnished herewith.

#          Management contract or compensatory plan or arrangement.

+          Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The Company has agreed to furnish a supplemental copy of any omitted schedules or exhibits to the SEC upon request.