Form 10-Q
period 2016-04-30
CHEROKEE INC
filed 2016-06-09
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2016
Common Stock, $.02 par value per share	8,720,012

CHEROKEE INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	April 30,	January 30
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$5,099	$6,534
Receivables	10,892	7,365
Income taxes receivable	223	707
Prepaid expenses and other current assets	460	425
Total current assets	16,674	15,031
Intangible assets, net	52,984	53,195
Deferred tax asset	1,001	1,136
Property and equipment, net	1,068	1,151
Other assets	36	35
Total assets	$71,763	$70,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$2,479	$2,195
Current portion of long term debt	8,471	8,456
Deferred revenue—current	464	479
Accrued compensation payable	720	891
Total current liabilities	12,134	12,021
Long term liabilities:
Long term debt	12,939	15,068
Other non-current	1,402	1,388
Total liabilities	26,475	28,477
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,720,012 shares issued and outstanding at April 30, 2016 and 8,720,012 issued and outstanding at January 30, 2016	174	174
Additional paid-in capital	28,458	27,822
Retained earnings	16,656	14,075
Total stockholders’ equity	45,288	42,071
Total liabilities and stockholders’ equity	$71,763	$70,548

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(amounts in thousands, except per share amounts)

	Three Months Ended
	April 30,	May 2,
	2016	2015
Royalty revenues	$10,678	$10,230
Selling, general and administrative expenses	6,176	4,230
Amortization of intangible assets	226	210
Operating income	4,276	5,790
Other income (expense):
Interest expense	(197)	(176)
Income before income taxes	4,079	5,614
Income tax provision	1,498	2,043
Net income	$2,581	$3,571
Net income per common share attributable to common stockholders:
Basic earnings per share	$0.30	$0.42
Diluted earnings per share	$0.29	$0.41
Weighted average common shares outstanding attributable to common stockholders:
Basic	8,720	8,565
Diluted	8,833	8,761

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(amounts in thousands)

	Three Months Ended
	April 30,	May 2,
	2016	2015
Net income	$2,581	$3,571
Other comprehensive income	—	—
Comprehensive income	$2,581	$3,571

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at January 30, 2016	8,720	$174	$27,822	$14,075	$42,071
Stock-based compensation	—	—	636	—	636
Net income	—	—	—	2,581	2,581
Balance at April 30, 2016	8,720	$174	$28,458	$16,656	$45,288

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Three Months Ended
	April 30, 2016	May 2, 2015
Operating activities:
Net income	$2,581	$3,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127	96
Amortization of intangible assets	226	210
Deferred income taxes	135	31
Stock-based compensation	636	332
Excess tax benefit from share-based payment arrangements	—	(151)
Other, net	21	(1)
Changes in operating assets and liabilities:
Receivables	(3,527)	(3,141)
Prepaids and other current assets	(35)	(23)
Income taxes receivable and payable, net	484	1,763
Accounts payable and other accrued payables	280	254
Deferred revenue	3	67
Accrued compensation	(171)	(783)
Net cash provided by operating activities	760	2,225
Investing activities:
Purchases of trademarks, including registration and renewal cost	(15)	(15)
Purchase of property and equipment	(44)	(174)
Net cash used in investing activities	(59)	(189)
Financing activities:
Payments of JPMorgan Term Loan	(2,136)	(1,836)
Proceeds from exercise of stock options	—	927
Excess tax benefit from share-based payment arrangements	—	151
Net cash used in financing activities	(2,136)	(758)
Increase (decrease) in cash and cash equivalents	(1,435)	1,278
Cash and cash equivalents at beginning of period	6,534	7,581
Cash and cash equivalents at end of period	$5,099	$8,859
Cash paid during period for:
Income taxes	$894	$371
Interest	$180	$163

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 30, 2016 and for the three month periods ended April 30, 2016 and May 2, 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Cherokee Inc. (“Cherokee” or the “Company”) and its consolidated subsidiaries and have not been audited by independent registered public accountants, but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee are necessary for a fair statement of the Company’s financial position and the results of operations for the periods presented. All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of January 30, 2016 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for an audited balance sheet. The results of operations for the three month period ended April 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2017 or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

As used herein, the term “First Quarter” or “Three Months” refers to the three months ended April 30, 2016; the term “Fiscal 2017” refers to the fiscal year ending January 28, 2017; the term “Fiscal 2016” refers to the fiscal year ending January 30, 2016; and the term “Fiscal 2015” refers to fiscal year ended January 31, 2015.

(2)   Summary of Significant Accounting Policies

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company’s licensees or franchisees, current economic conditions, bankruptcy, and other factors that may affect the Company’s licensees’ or franchisees’ ability to pay. There was no allowance for doubtful accounts as of April 30, 2016 or January 30, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new guidance relating to revenue from contracts with customers that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the Financial Accounting Standards Board deferred the effective date of this guidance for all entities by one year. As a result, this guidance is effective for fiscal periods beginning after December 15, 2017. The anticipated impact of the adoption of this guidance on the Company’s consolidated financial statements is still being evaluated.

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

In March 2016, the Financial Accounting Standards Board issued authoritative guidance which modifies existing guidance for off-balance sheet treatment of a lessees’ operating leases. This guidance is effective for fiscal periods beginning after January 1, 2019 and allows for early adoption. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

In March 2016, the Financial Accounting Standards Board issued authoritative guidance which simplifies accounting for employee share-based payments. This guidance is effective for fiscal periods beginning after December 15, 2016 and allows for early adoption. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents. At April 30, 2016 and January 30, 2016, the Company’s cash and cash equivalents exceeded Federal Deposit Insurance Corporation (“FDIC”) limits.

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

The Company’s agreement with Target Corporation (“Target”) covering sales of Cherokee branded products in the U.S. accounts for the majority of the Company’s historical revenues and, for most such products, is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved by Target. With respect to Target’s sales in the U.S. of Cherokee branded products other than in the school uniforms category and adult products sold on Target’s website, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data after defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company’s historical royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company’s agreement with Target. The amount of Cherokee brand royalty revenue earned by the Company from Target in any quarter is dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for most Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company to record its highest revenues and profits in its first quarter and its lowest revenues and profits in its fourth quarter. However, such historical patterns may vary in the future depending upon the terms of any new license agreements, retail sales volumes achieved in each quarter from Target and revenues the Company receives that are not subject to reduced royalty rates based upon cumulative sales.

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

Deferred Financing Costs and Debt Discount

Deferred financing costs and debt discounts are capitalized and amortized into interest expense over the life of the debt.

Property and Equipment

Property and equipment consist of the following:

(amounts in thousands)	April 30, 2016	January 30, 2016
Computer Equipment	$583	$561
Software	79	79
Furniture and Fixtures	1,729	1,706
Leasehold Improvements	436	436
Less: Accumulated depreciation	(1,759)	(1,631)
Property and Equipment, net	$1,068	$1,151

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

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the remaining term of the corresponding license agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the lease term. Depreciation expense was $127 for the three month period ended April 30, 2016 and $96 for the three month period ended May 2, 2015, respectively.

Earnings Per Share Computation (amounts in thousands, including share amounts)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three month periods ended April 30, 2016 and May 2, 2015:

	Three Months Ended
	April 30, 2016	May 2, 2015
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$2,581	$3,571

Denominator:
Denominator for net income per common share — weighted average shares	8,720	8,565
Effect of dilutive securities:
Stock options	113	196

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,833	8,761

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 674 shares underlying anti-dilutive stock options for the three month period ended April 30, 2016, and 35 shares underlying anti-dilutive stock options for the three month period ended May 2, 2015.

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

Significant Contracts

The terms of the Company’s relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and amended (i) on January 31, 2013 to add the category of school uniforms, (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee branded products in the category of adult merchandise sold on Target’s website (target.com) beginning in Fiscal 2015 and (iii) on January 6, 2014 to reflect Target’s election to renew the agreement through January 31, 2017 and to provide that Target can renew the agreement for successive two (2) year periods, provided that it satisfies the minimum annual royalty payment of $10,500 for the preceding fiscal year (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In September 2015, Target informed the Company that the Restated Target Agreement would not be renewed and will terminate at the end of its current term, which expires January 31, 2017 (except with respect to Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018). The Restated Target Agreement, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee until its expiration.

Under the terms of the Restated Target Agreement, Target’s minimum annual royalty payment is $10,500 and applies to all sales made by Target in the United States, other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum annual royalty payment of $800). Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise other than sales of Cherokee branded products in the school uniforms category and, beginning in Fiscal 2015, other than sales of Cherokee branded products in the adult merchandise category that are made on Target’s website. The Company assumed a separate license agreement with Target for the Liz Lange brand in connection with the Company’s acquisition of the applicable assets in September 2012. Our relationship with Target for the Liz Lange brand has been renewed through January 31, 2018.

In connection with the acquisition of the “Hawk” and “Tony Hawk” signature apparel brands and related trademarks in January 2014, Cherokee and Kohl’s Illinois, Inc. (“Kohl’s”) entered into an amended license agreement. Pursuant to the license agreement, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk branded apparel and related products in the United States for a four-year term and has agreed to pay Cherokee an annual royalty rate for its sales of Hawk branded signature apparel and related products in the United States, subject to a minimum annual royalty payment of $4,800.

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

Stock-based compensation expense recognized in selling, general and administrative expenses for stock options for the Three Months was $295, as compared to $178 for the three months ended May 2, 2015.

A summary of activity for the Company’s stock options for the Three Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, at January 30, 2016	1,113,003	$17.50	4.06	1,339
Granted	—	$—
Exercised	—	$—
Canceled/forfeited	—	$—
Outstanding, at April 30, 2016	1,113,003	$17.50	3.81	1,074
Vested and Exercisable at April 30, 2016	640,826	$15.58	2.44	790

As of April 30, 2016, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,741, which is expected to be recognized over a weighted average period of approximately 1.93 years. The total fair value of all options that vested during the Three Months was $319.

Performance Stock Units and Restricted Stock Units

In April 2016, the Compensation Committee of the Company’s board of directors granted certain performance-based equity awards, which are sometimes referred to as performance stock units, to executives under the 2013 Plan.

The performance metric applicable to such awards is compound stock price growth, using the closing price of the Company’s common stock on April 5, 2016, or $16.89, as the benchmark. The target growth rate is 10% annually, which results in an average share price target of (i) $18.58 for Fiscal 2017, (ii) $20.44 for Fiscal 2018 and (iii) $22.48 for Fiscal 2019. The average share price will be calculated as the average of all market closing prices during the January preceding the applicable fiscal year end. If a target is met at the end of a fiscal year, one third of the shares subject to the award will vest. If the stock price target is not met at the end of a fiscal year, the relevant portion of the shares subject to the award will not vest but will roll over to the following fiscal year. The executive must continue to be employed by the Company through the relevant vesting dates to be eligible for vesting.

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

Stock-based compensation expense for restricted stock units and performance stock units for the Three Months was $341 compared to $154 for the three months ended May 2, 2015.

A summary of activity for the Company’s restricted stock units and performance stock units for the Three Months is as follows:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested stock at January 30, 2016	196,500	$21.67
Granted	19,500	$10.31
Vested	—	$—
Forfeited	(5,000)	$17.81
Unvested stock at April 30, 2016	211,000	$20.71

As of April 30, 2016, total unrecognized stock-based compensation expense related to restricted stock units and performance stock units was approximately $2,981, which is expected to be recognized over a weighted average period of approximately 2.09 years.

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

Goodwill is evaluated for the possibility of impairment at least annually.

Intangible assets consist of the following:

(amounts in thousands)	April 30, 2016	January 30, 2016
Acquired Trademarks	$60,754	$60,754
Other Trademarks	8,732	8,717
Franchise Agreements	1,300	1,300
Goodwill	100	100
Total Intangible Assets, gross	70,886	70,871
Accumulated amortization	(17,902)	(17,676)
Total Intangible Assets, net	$52,984	$53,195

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

The realizability of long-lived assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Long-lived assets that will no longer be used in the business are written off in the period identified since they will no longer generate any positive cash flows for the Company. Periodically, Long-lived assets that will continue to be used by the Company need to be evaluated for recoverability when events or circumstances indicate a potential impairment. Such evaluation is based on various analyses, including cash flow and profitability projections. The analyses involve management judgment. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written down to their estimated fair value, in accordance with authoritative guidance. The estimated undiscounted cash flows used for this nonrecurring fair value measurement are considered a Level 3 input, which consist of unobservable inputs that reflect assumptions about how market participants would price the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

Income Taxes

Income tax expense of $1,498 was recognized for the First Quarter, resulting in an effective tax rate of 36.7% in the First Quarter, as compared to 36.4% in the first quarter of last year and compared to 34.1% for the full year of Fiscal 2016. The effective tax rate for the First Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for the First Quarter was $0 as compared with $5 in the first quarter of last year. As of April 30, 2016 and January 30, 2016, respectively, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $0 and $0.

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

Marketing and Advertising

Generally, the Company’s “Direct to Retail” licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs were approximately $281 and $243 for the three month periods ended April 30, 2016 and May 2, 2015, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories, thus providing an identifiable benefit to Cherokee. The amounts paid for such marketing expenses during the three month periods ended April 30, 2016 and May 2, 2015 were approximately $157 and $218, respectively, and are included in the Company’s total marketing, advertising and promotional costs.

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

Comprehensive Income

Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three months ended April 30, 2016 and May 2, 2015, the Company had no comprehensive income components and accordingly, net income equals comprehensive income.

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

(3)   Debt

Credit Agreement with JPMorgan Chase (amounts in thousands)

On September 4, 2012, Cherokee and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into a credit agreement (as amended, the “Credit Agreement”), which was amended on January 31, 2013 in connection with the Company’s acquisition of rights related to the Cherokee brand in the school uniforms category, was further amended on January 10, 2014 in connection with the Company’s acquisition of the Hawk and Tony Hawk brands, and was further amended on October 13, 2015 in connection with the Company’s acquisition of the Flip Flop Shops trademark, brand name and franchisee relationships.

As of April 30, 2016, Cherokee’s total borrowings under the Credit Agreement totaled approximately $21,000  and are evidenced by: (i) a term note that was originally issued as of September 4, 2012 (as amended, the “2013 Term Note”), which was issued in the principal amount of $16,600 and of which approximately $5,317 was outstanding as of April 30, 2016; (ii) a term note that was originally issued as of January 10, 2014 (as amended, the “2014 Term Note”), which was issued in the principal amount of $19,000 and of which approximately $10,767 was outstanding as of April 30, 2016; (iii) a term note that was originally issued October 13, 2015 (as amended, the “2015 Term Note” and, together with the 2013 Term Note and the 2014 Term Note, the “Term Notes”), which was issued in the principal amount of $6,000 and of which approximately $5,400 was outstanding as of April 30, 2016, which provides Cherokee with a revolving line of credit in the principal amount of $2,000, none of which was outstanding as of April 30, 2016. Pursuant to amendments to the Credit Agreement, the Term Notes and the Revolver dated May 27, 2016, the maturity dates thereof were amended as follows: (i) the maturity date of the 2013 Term Note is August 31, 2017; (ii) the maturity date of the 2014 Term Note is December 31, 2018; (iii) the maturity date of the 2015 Term Note is October 13, 2020; and (iv) if any amounts are outstanding thereunder, the maturity date of the Revolver is June 30, 2017. The principal outstanding under each Term Note is to be repaid on a quarterly basis in equal principal installments, with any remaining principal balance due on the maturity date of the Term Note. The Term Notes bear interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR rate plus 2.5%. Pursuant to the Credit Agreement, the definition of “senior funded debt ratio” requires that Cherokee not exceed a ratio equal to (i) 2.25 to 1.00 until the fiscal quarter ending January 31, 2016, and (ii) 2.00 to 1.00 thereafter.

Consistent with the existing terms of the Credit Agreement, the amounts owed thereunder are secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee’s business, including covenants that require Cherokee to obtain JPMorgan’s consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis, (iii) issue any equity securities other than pursuant to Cherokee’s employee equity incentive plans or programs or (iv) repurchase or redeem any outstanding shares of common stock, stock repurchases in an aggregate amount not to exceed $1,000 or pay dividends or other distributions, other than stock dividends, to Cherokee’s stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee’s assets (including trademarks) as collateral for the amounts borrowed under the Credit Agreement. As of April 30, 2016, the Company was in compliance with its financial and other covenants under the Credit Agreement. If an event of default occurs under the Credit Agreement that is not forborne, cured or waived in accordance with the terms of the Credit Agreement, JPMorgan has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise any other rights it may have, including foreclosing on our assets under the related security agreements.

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

Litigation Reserves

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the Company’s results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of April 30, 2016 or January 30, 2016 related to any of the Company’s legal proceedings.

(5)   Segment Reporting

Authoritative guidance requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates financial information, business activities and management responsibility.

The Company operates in a single business segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Cherokee’s marketing and licensing activities extend to brands that the Company owns and to brands owned by others. Cherokee’s operating activities relating to owned and represented brands are identical and are performed by a single group of marketing professionals. While Cherokee’s principal operations are in the United States, the Company also derives royalty revenues from the Company’s international licensees and franchisees. Revenues by geographic area based upon the licensees’ country of domicile consisted of the following:

	Three Months Ended
(amounts in thousands)	April 30, 2016	May 2, 2015
U.S. and Canada	$8,121	$7,740
Asia	1,102	869
Latin America	554	545
United Kingdom and Europe	155	404
All Others	746	672
Total	$10,678	$10,230

Long-lived tangible assets were located in the U.S., United Kingdom, Mexico and Asia with net values of approximately $768, $45, $218 and $37, respectively, as of April 30, 2016 and with net values of approximately $818, $54, $234 and $44, respectively, as of January 30, 2016.

(6) Subsequent Events

On May 27, 2016, Cherokee and JPMorgan entered into amendments to the Credit Agreement, the Term Notes and the Revolver in order to (i) amend the maturity dates of each Term Note and the Revolver as follows: (a) the maturity date of the 2013 Term Note is August 31, 2017, (b) the maturity date of the 2014 Term Note is December 31, 2018, (c) the maturity date of the 2015 Term Note is October 13, 2020, and (iv) if any amounts are outstanding thereunder, the maturity date of the Revolver is June 30, 2017, and (ii) permit Cherokee to make stock repurchases in an aggregate amount not to exceed $1,000 without obtaining JPMorgan’s prior consent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended January 30, 2016 contained in our 2016 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016, as well as the consolidated financial statements and notes contained therein (collectively, our “Annual Report”).  In addition to historical information, this MD&A contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including, among others, the risks described in Part II, Item 1A, “Risk Factors” and elsewhere in this report In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date we file this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

As used in this MD&A and elsewhere in this report, “Cherokee”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, the terms “First Quarter” or “Three Months” refer to the three months ended April 30, 2016; the term “Fiscal 2018” refers to the fiscal year ending February 3, 2018; the term “Fiscal 2017” refers to the fiscal year ending January 28, 2017; and the term “Fiscal 2016” refers to the most recent past fiscal year ended January 30, 2016.

We have a 52- or 53-week fiscal year ending on the Saturday nearest to January 31, which aligns us with our retail licensees who generally also operate and plan using such a fiscal year. This results in a 53-week fiscal year approximately every four or five years. Each of Fiscal 2016 and Fiscal 2017 is a 52-week fiscal year.  Certain of our international licensees report royalties to us for quarterly and annual periods that may differ from ours. We do not believe that the varying quarterly or annual period ending dates from our international licensees have a material impact upon our reported financial results, as these international licensees maintain comparable annual periods in which they report retail sales and royalties to us on a year-to-year basis.

We own the registered trademarks or trademark applications for Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Everyday California®, Flip Flop Shops®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others. All other trademarks, trade names and service marks included in this MD&A or elsewhere in this report are the property of their respective owners.

Overview

Cherokee is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little, Everyday California and Flip Flop Shops and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading global licensors of style focused lifestyle brands for apparel, footwear, home products and accessories. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We enter into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them our proprietary 360-degree platform. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. We have also entered into wholesale arrangements for the manufacture and sale of products bearing certain of our brands, including eight new wholesale arrangements with distributors and anticipate they will begin selling product at retail bearing our Cherokee brand commencing in early Fiscal 2018. In addition, we have franchise relationships for the Flip Flop Shops brand with franchisees that operate Flip Flop Shops retail stores located worldwide.

We believe our retail responsiveness process and 360-degree unique value proposition have allowed us to address the growing power of the consumer and the present and future needs of the retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe we have become a key strategic partner to our licensees. As of April 30, 2016, we had forty effective license agreements covering domestic and international markets, twenty-two of which pertained to the Cherokee brand. Additionally, as of April 30, 2016, we are the franchisor for approximately 90 existing Flip Flop Shops franchise shops.

We derive revenues primarily from licensing our trademarks to retailers all over the world. Our current retail licensee relationships cover over fifty countries and over 9,000 retail stores and online businesses and include relationships with Target Corporation (“Target”), Kohl’s Illinois, Inc. (“Kohl’s”), RT Mart, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Argos, Nishimatsuya, Walmart Canada and Sears Canada. Our two most significant licensees are Target and Kohl’s.

Recent Developments

Extension of Credit Facility

On May 27, 2016, we amended our credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) to (i) amend the maturity dates of the three existing term notes issued under the credit facility to various maturity dates beginning in August 2017 and ending in October 2020, (ii) amend the maturity date of a line of credit note issued under the credit facility, under which no amounts have been borrowed as of April 30, 2016, to June 2017 and (iii) permit us to make stock repurchases in an aggregate amount not to exceed $1.0 million without obtaining JPMorgan’s prior consent. See Note 3 and Note 6 to our condensed consolidated financial statements included in this report for further information about our credit facility with JPMorgan.

New Licensee Partners

During the First Quarter, we have acquired new licensees for our brands in the United States in an effort to expand our portfolio of licensee partners. Below is a discussion of representative license agreements that we entered into in the First Quarter of Fiscal 2017:

Cherokee

In the First Quarter Fiscal 2017, we entered into license agreements with eight wholesale distributors to distribute a variety of categories of products bearing the Cherokee brand within the U.S. to various retailers beginning in Fiscal 2018. The categories cover a wide range of Cherokee products including men’s and boy’s casual sportswear, sweaters and outerwear; newborn, infant and toddler boys and girls clothing and layette; girl’s active wear, sportswear, dresses, denim, and sweaters; and swimwear and sleepwear.

We believe these agreements signal a significant shift in our future strategy for sales of products bearing the Cherokee brand in the U.S., which currently and in the past has been governed by license arrangements using our Direct to Retail licensing model and which, commencing in early Fiscal 2018 will be governed by our new wholesale arrangements with distributors as they begin selling product at retail bearing our Cherokee brand. Our new wholesale arrangements for the Cherokee brand in the U.S. consist of multiple license agreements at higher royalty rates as compared to one license agreement with Target at a lower and declining, tiered royalty rate. Our shift to a wholesale licensing model for sales in the U.S. of Cherokee-branded products exposes us to a number of risks. See Item 1A, “Risk Factors”, for additional information.

Critical Accounting Policies and Estimates

There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates its estimates and assumptions on an ongoing basis. Management bases its estimates on historical and anticipated results, trends and various other assumptions that are believed to be reasonable under the circumstances, including expectations about future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	Allowance for doubtful accounts;

•	Revenue recognition and deferred revenue;

•	Provision for income taxes and deferred taxes;

•	Valuation and impairment of long-lived assets;

•	Contingencies and litigation; and

•	Accounting for stock-based compensation.

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

	Three Months	Three Months
	ended April 30,	ended May 2,
(amounts in thousands)	2016	2015
Royalty revenues	$10,678	$10,230
Selling, general and, administrative expenses	6,402	4,440
Operating income	4,276	5,790
Interest income (expense) and other income (expense), net	(197)	(176)
Income tax provision	1,498	2,043
Net income	$2,581	$3,571

Revenues

In the three month period ended April 30, 2016, our revenues totaled $10.7 million compared to $10.2 million in the three month period ended May 2, 2015. Revenues for the First Quarter were primarily generated from licensing our trademarks to retailers and, to a lesser extent, to wholesalers, our share of licensing revenues from brand representation licensing agreements with other brand owners and franchise fees and royalty revenues received from franchisees of our Flip Flop Shops brand. The increase in revenues between periods was principally due to an increase in worldwide Cherokee royalties in addition to revenue related to the acquisition of Flip Flop Shops, partially offset by the timing of certain retail partner transitions.

Total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $326 million and $330 million in the first quarter periods ended April 30, 2016 and May 2, 2015, respectively.

We anticipate that our Flip Flop Shops brand contribution as a percentage of total revenues will increase in future periods. We anticipate revenues will fluctuate depending upon the number of shops opened both domestically and internationally in any given period, as well as royalty fluctuations based on seasonal demand, brand offerings, promotions and number of shops open.

In the three month period ended April 30, 2016, we entered into several new wholesale licensing arrangements covering sales of products bearing our Cherokee brand in the U.S. We anticipate that these wholesale licensing arrangements will help to diversify our sources of revenue and licensee or other partner relationships and provide additional avenues to obtain brand recognition and grow our Company. For further discussion on wholesale licensing arrangements, see Item 1A, “Risk Factors”.

Because we do not have direct oversight over our licensees and franchisees, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given period. Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products in various product categories in the U.S., historically, this has caused the Company to record its highest revenues and profits in its first quarter and its lowest revenues and profits in its fourth quarter. However, such historical patterns may vary in the future depending upon the terms of any new license agreements, retail sales volumes achieved in each quarter from Target and revenues the Company receives that are not subject to reduced royalty rates based upon cumulative sales. In Fiscal 2018, and in future fiscal years, we do not anticipate this trend to continue due to the expiration of the Target license agreement at the end of Fiscal 2017. As a result, beginning in Fiscal 2018 we will no longer be subject to royalty rate reductions over the course of the year for sales of our Cherokee branded products in the U.S., as our new wholesale license agreements covering these products include a fixed royalty rate that is consistent throughout the year and typically have their highest whole sales in our fourth quarter of each fiscal year. Typically, U.S. wholesalers and retailers have their highest sales in the fourth quarter for the holiday season.

During Fiscal 2015 and Fiscal 2016, Target reached its minimum annual royalty in the third quarter of each respective year and we anticipate the minimum annual royalty amount to be met in the third quarter of Fiscal 2017. Due to the expiration of the Target license agreement at the end of Fiscal 2017 and our anticipation that Target will reduce sales of Cherokee branded product throughout Fiscal 2017 to no less than its minimum annual royalty obligation, we may have minimal revenue from Target in the fourth quarter of Fiscal 2017. However, we anticipate that we will have revenue in the fourth quarter of Fiscal 2017 from our new wholesale arrangements with distributors for Cherokee branded products in the U.S., as we anticipate they will begin delivering products to retailers in the fourth quarter, with retailers selling these products commencing in early Fiscal 2018.

Revenues By Brand

The following table sets forth our revenues by brand for the three months ended April 30, 2016 and May 2, 2015.

	Three Months Ended		Three Months Ended
	April 30, 2016		May 2, 2015
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total
Royalty Revenue	Revenue	Revenue	Revenue	Revenue
Cherokee Brand Royalty Revenues	$8,202	77%	$7,944	77%
Hawk Brand Royalty Revenues	1,207	11%	1,215	12%
Liz Lange Brand Royalty Revenues	645	6%	671	7%
Flip Flop Shops Brand Royalty Revenues	356	3%	—	—%
All Other Brand Revenues	268	3%	400	4%
Total Royalty Revenues	$10,678	100%	$10,230	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for the three months ended April 30, 2016 and May 2, 2015.

	Three Months Ended		Three Months Ended
	April 30, 2016		May 2, 2015
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total
Geographic Royalty Revenue	Revenue	Revenue	Revenue	Revenue
U.S. and Canada	$8,121	76%	$7,740	76%
Asia	1,102	10%	869	8%
Latin America	554	5%	545	5%
United Kingdom and Europe	155	2%	404	4%
All others	746	7%	672	7%
Total Royalty Revenues	$10,678	100%	$10,230	100%

U.S. and Canada

Our largest licensees in the U.S. generally are Target and Kohl’s, which together contributed 62% and 65% of our consolidated revenues for the First Quarter, respectively. In Canada, we transitioned from Target Canada to Sears Canada for our Cherokee and Liz Lange brand during the First Quarter.

Target. Target currently has approximately 1,800 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were slightly lower in the First Quarter at approximately $263 million, down from $267 million in the first quarter of Fiscal 2016. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products in certain product categories in the U.S. during each fiscal year. Target also pays fixed royalty rates for Target’s sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and sales of Cherokee branded products in the category of school uniforms. In addition, Target pays a fixed percentage of net sales of products bearing the Liz Lange brand in the U.S.

Under the terms of the license agreement with Target, the minimum annual royalty payment from Target is $10.5 million, which applies to all sales of Cherokee branded products made by Target in the United States other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum annual royalty payment of $0.8 million).

Royalty revenues from our Cherokee brand at Target, excluding sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category, remained flat between periods at $5.3 million in the First Quarter and the first quarter of Fiscal 2016, which accounted for 50% and 52% of our consolidated revenues for the First Quarter and the first quarter of Fiscal 2016, respectively.

In September 2015, Target informed us that it would not renew the license agreement covering sales of Cherokee branded products in the U.S., which expires at the end of its current term on January 31, 2017 for most Cherokee branded products. The license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues in Fiscal 2017. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to Cherokee until its expiration. Our relationship with Target for the Liz Lange brand has been renewed through January 31, 2018.

Kohl’s. Kohl’s currently has approximately 1,100 stores in the United States. Kohl’s pays royalty revenues to us based on a percentage of its sales of Hawk and Tony Hawk branded products pursuant to our license agreement with Kohl’s. The minimum annual royalty payment applicable to our license agreement with Kohl’s for the Hawk and Tony Hawk brands is $4.8 million, which applies to all sales of Hawk and Tony Hawk branded products in the U.S. Because retail sales did not exceed the contractual minimum guarantees, royalty revenues from our Hawk and Tony Hawk brands at Kohl’s remained flat between periods at $1.2 million in the First Quarter and the first quarter of Fiscal 2016, which accounted for 11% and 12% of our consolidated revenues for such periods, respectively.

United Kingdom and Europe

We have a number of licensees with rights to our brands in various European countries. One of our more significant European licensees is Argos, a subsidiary of Home Retail Group plc, which launched a broad assortment of Cherokee lifestyle products online, in catalogs and in more than 750 Argos stores across the United Kingdom and Ireland in late July 2015. Revenues from Argos began during the third quarter of Fiscal 2016.

Latin America, Asia and Others

Other international royalty revenues in the First Quarter increased to $2.4 million from $2.1 million in the first quarter of Fiscal 2016, representing a 15.1% increase. This total includes licensees for Japan, China, Mexico, South Africa, Peru, Israel, Chile, India, and other territories. The increase was principally due to strength in the Japanese market combined with the strengthening of the Japanese Yen. In local currencies, the majority of our international licensees had growth in retail sales for the Three Months.

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against an international licensee’s foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar remained relatively stable between periods, there was no net estimated cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the First Quarter in comparison to the first quarter of Fiscal 2016.

Selling, General and Administrative Expenses

The following table sets forth detailed information regarding the components for selling, general and administrative expenses for the three months ended April 30, 2016 and May 2, 2015.

	Three Months	Three Months
	ended April 30,	ended May 2,
(amounts in thousands)	2016	2015
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$2,746	$2,072
Corporate expenses	1,212	1,021
Transaction costs/U.S. Business development	729	—
Marketing expenses	530	517
Product development expenses	196	192
Non cash stock compensation	636	332
Depreciation and amortization	353	306
Total selling, general, administrative and amortization expenses	$6,402	$4,440

Selling, general and administrative expenses, including amortization of trademarks, were $6.4 million in the First Quarter compared to $4.4 million in the first quarter of Fiscal 2016, representing an increase of $2.0 million between periods. The increase in selling, general, and administrative expenses between periods was primarily related to an increase in professional fees from legal and due diligence expenses for potential acquisitions, an increase in business development exepenses related to the identification and establishment of new brand licensees in the U.S., an increase in stock based compensation and expenses associated with franchising our Flip Flop Shops brand, which we acquired in October 2015.

Interest and Other Income or Expense

Our interest expense for the First Quarter was $0.2 million compared to $0.2 million for first quarter of Fiscal 2016.

Tax Provision

In the First Quarter, we recorded a tax provision of $1.5 million, which equates to an effective tax rate of 36.7%, compared to a tax provision of $2.0 million, and an effective tax rate of 36.4%, recorded for the first quarter of Fiscal 2016. The effective tax rate for the First Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

Net Income

During the First Quarter, our net income was $2.6 million, or $0.29 per diluted share, compared to $3.6 million, or $0.41 per diluted share, for the first quarter of Fiscal 2016.

Liquidity and Capital Resources

Cash Flows

On April 30, 2016, we had cash and cash equivalents of $5.1 million, which represented a decrease of $1.4 million from January 30, 2016.

During the Three Months, cash provided by our operations during the Three Months and the first three months of Fiscal 2016 was $0.8 million and $2.2 million, respectively. The decrease of $1.4 million during the Three Months was primarily due to the changes in: (i) decrease of net income of $1.0 million; (ii) tax receivables and payables, net, which provided cash of $0.5 million in the Three Months as compared to $1.8 million in the first three months of last year; (iii) accrued compensation, which decreased by $0.2 million in the Three Months as compared to a decrease of $0.8 million in the first three months of last year and (iv) stock-based compensation expense of $0.6 million in the Three Months as compared to $0.3 million in the three months of last year.

Cash used by investing activities during the Three Months and the first three months of Fiscal 2016 was $0.1 million and $0.2 million, respectively. In both periods, cash used by investing activities consisted of capital expenditures for property and equipment and trademark registration and renewal costs.

Cash used in financing activities was $2.1 million during the Three Months, which consisted of $2.1 million in principal payments on our outstanding term loans under our credit agreement with JP Morgan. In comparison, during the first three months of Fiscal 2016, cash used in financing activities was $0.8 million, which consisted of principal payments of $1.8 million for the term loan with JP Morgan, partially offset by proceeds from exercise of stock options of $0.9 million and excess tax benefit from share-based payment arrangements of $0.1 million.

Credit Facility with JPMorgan

In September 2012, we entered into a credit facility with JPMorgan. Approximately $21 million in principal amount was outstanding under our credit facility as of April 30, 2016, and is evidenced by (i) three term notes, which were issued on January 31, 2013, January 10, 2014 and October 13, 2015 in the principal amounts of $16.6 million, $19 million and $6 million, respectively, and (ii) a revolving line of credit, pursuant to which we may borrow up to $2 million in principal (none of which has been borrowed as of April 30, 2016). As described above under “—Recent Developments,” we amended the terms of our credit facility and the term notes and revolving line of credit thereunder in order to, among other things, extend the maturity dates thereof. The terms of the credit facility include various restrictions and covenants regarding the operation of our business financial covenants that set financial standards we must maintain. As collateral for the credit facility, we granted a security interest in favor of JPMorgan in all of our assets (including trademarks), and our indebtedness is guaranteed by our wholly owned subsidiaries. See Note 3 and Note 6 to our condensed consolidated financial statements included in this report for additional information about our credit facility with JPMorgan.

Sources of Liquidity

We expect our primary sources of liquidity to be cash flow generated from operations, cash and cash equivalents currently on hand, and up to $2.0 million of funds available to us until June 2017 pursuant to the revolving line of credit issued by JPMorgan under our credit facility. We believe our cash flow from operations, together with our cash and cash equivalents currently on hand and access to funds pursuant to the revolving line of credit, will be sufficient to meet our working capital, capital expenditure and other commitments and otherwise support our operations for the next twelve months.

In September 2015, Target informed us that it would not renew the license agreement covering sales of Cherokee branded products in the U.S., which expires at the end of its current term on January 31, 2017 for most Cherokee branded products. The license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues in Fiscal 2017. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to Cherokee until its expiration. We expect Target to reduce sales of Cherokee branded product throughout Fiscal 2017, thereby reducing revenues from Target to amount to no less than their minimum annual royalty. Our relationship with Target for the Liz Lange brand has been renewed through January 31, 2018.

We cannot predict our revenues and cash flows that will be generated from operations in future periods, and our revenues and cash flows could be materially lower than we expect. If our revenues and cash flows are lower than we anticipate, or if our expenses are higher than we anticipate, then we may not have sufficient cash available to fund our planned operations and we could fail to comply with the terms of our credit facility with JPMorgan or our other contractual commitments. In that case, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities or seek funds from other sources, which may not be available when needed, on acceptable terms or at all. See Item 1A, “Risk Factors”, for additional information.

As of April 30, 2016, we were not the guarantor of any material third‑ party obligations and we did not have any irrevocable repurchase obligations.

Uses of Liquidity

Our cash requirements over the next twelve months are primarily to fund our operations and working capital, to make payments of principal and interest under our credit facility with JPMorgan, at our discretion and subject to the terms of the credit facility, to repurchase shares of our common stock or pay dividends as determined by our board of directors (“Board of Directors”), and, to a lesser extent, to fund capital expenditures. As of April 30, 2016, we had approximately $21 million in principal amount of outstanding indebtedness owed under our credit facility with JPMorgan, which is due at various maturity dates beginning in August 2017 and ending in October 2020. We may seek to refinance all or a portion of this indebtedness before its applicable maturity date. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all. Subject to limited exceptions, the declaration and payment of any future dividends or repurchases of our common stock are subject to negative covenants contained in our credit facility and, assuming the satisfaction or waiver by JPMorgan of such covenants, would be made solely at the discretion of our Board of Directors and would be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors. Additionally, should an established and marketable brand or similar equity property become available on favorable terms, we would consider using our liquidity to fund such an acquisition opportunity, subject to obtaining any consent required under our credit facility with JPMorgan.

Seasonality

We have agreed to certain contractual royalty rate reductions with Target for sales of certain Cherokee branded products in various product categories in the U.S. in each fiscal year, which apply for future sales during the applicable fiscal year as certain sales volume thresholds are achieved. Historically, with Target, this has caused the Company to record its highest revenues and profits in its first quarter and its lowest revenues and profits in its fourth quarter. However, such historical patterns may vary in the future depending upon the terms of any new license agreements, retail sales volumes achieved in each quarter from Target and revenues the Company receives that are not subject to reduced royalty rates based upon cumulative sales. In Fiscal 2018, and in future fiscal years, we do not anticipate this trend to continue due to the expiration of the Target license agreement at the end of Fiscal 2017. As a result, beginning in Fiscal 2018 we will no longer be subject to royalty rate reductions over the course of the year for sales of our Cherokee branded products in the U.S., as our new wholesale license agreements covering these products include a fixed royalty rate that is consistent throughout the year and typically have their highest whole sales in our fourth quarter of each fiscal year. Typically, U.S. wholesalers and retailers have their highest sales in the fourth quarter for the holiday season.

During Fiscal 2015 and Fiscal 2016, Target reached its minimum annual royalty in the third quarter of each respective year and we anticipate the minimum annual royalty amount to be met in the third quarter of Fiscal 2017. Due to the expiration of the Target license agreement at the end of Fiscal 2017 and our anticipation that Target will reduce sales of Cherokee branded product throughout Fiscal 2017 to no less than its minimum annual royalty obligation, we may have minimal revenue from Target in the fourth quarter of Fiscal 2017. However, we anticipate that we will have revenue in the fourth quarter of Fiscal 2017 from our new wholesale arrangements with distributors for Cherokee branded products in the U.S., as we anticipate they will begin delivering products to retailers in the fourth quarter, with retailers selling these products commencing in early Fiscal 2018.

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

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our credit facility with JPMorgan, a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for the quarter ended April 30, 2016.

Foreign Currency

We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar, and significant fluctuations in exchange rates could materially impact our results of operations and cash flows. For the Three Months, revenues from international licensing activities comprised 27% of our consolidated revenues. A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $0.3 million, which represents 3% of our consolidated revenues reported for the Three Months. Such change is not considered to represent a material effect on our results of operations or cash flows.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2016.

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

ITEM 1A.  RISK FACTORS

The occurrence of any of the risks and uncertainties and other factors described below and elsewhere in this report, our annual report on Form 10-K for the year ended January 30, 2016 and the other documents we file with the SEC could have a material adverse effect on our business, financial condition, results of operations and share price and could also cause our future business, financial condition and results of operations to differ materially from our historical results and the results contemplated by any forward-looking statements we may make herein, in any other document we file with the SEC, or in any press release or other written or oral statement we may make. You should carefully consider all of these risks and the other information in this report and the other documents we file with the SEC before making any investment decision with respect to our common stock. The risks described below and elsewhere in this report are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our financial condition and business operations.

Risks Related to Our Business

Our business is subject to intense competition.

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensees’ net sales of licensed products. Additionally, franchisees of our Flip Flop Shops brand pay us a percentage of their net sales. Merchandise bearing our Cherokee, Carole Little, Sideout, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk and Everyday California brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, as well as merchandise sold by Flip Flop Shops retail shops, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona, and Route 66. Factors that shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of what we believe is an increasing trend toward consolidation of retailers, our business plan in the United States focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers and, to a lesser extent, entering into franchise relationships with Flip Flop Shops retail store owners and engaging wholesalers to manufacture products bearing our brands and sell these products to retailers. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our franchisees’ ability to sell products bearing our or third-party brands, and the ability of our licensees and franchisees to respond to ever-changing consumer demands. Failures with respect to any of these factors could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products. Further, we cannot control the level of resources that our licensees or franchisees commit to supporting our brands, and our licensees may choose to support products bearing other brands to the detriment of our brands because our agreements generally do not prevent our licensees from licensing or selling products of, our competitors. In addition, we compete with other companies owning established trademarks, which have entered into, and could continue to enter into, similar arrangements with retailers and wholesale manufacturers in the U.S. and internationally, including with our existing retail and wholesale partners, thereby competing with us for consumer attention, limited floor and rack space in the same stores in which our branded products are sold and time and resources of wholesale licensees that manufacture our products.

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

Royalty revenues from our Cherokee brand at Target Corporation (“Target”) accounted for greater than 40% of our consolidated revenues during each of Fiscal 2015, 2016 and the first quarter of Fiscal 2017. In September 2015, Target informed us that it would not renew its license agreement covering sales of Cherokee branded products in the U.S., which expires at the end of its current term on January 31, 2017 for most Cherokee branded products. The license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate minimum annual royalties to us in Fiscal 2017 until its expiration. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to us until its expiration. If Target were to reduce its sales of Cherokee branded products prior to expiration of its license, even if Target continues to pay the minimum annual royalties required under the license agreement with Target, any increased revenues we may receive from other licensees or franchisees may not be sufficient to offset such a reduction in royalty revenues from Target. Replacing the royalty payments received from Target is a significant challenge, and we might not be successful in doing so. If we are not successful in replacing the Target royalty payments with equal or greater payments from other partners, including, for instance, our newly engaged wholesale licensees that will sell Cherokee branded products in a wide range of categories in the U.S., the termination of this license agreement on January 31, 2017 could have an adverse effect upon our revenues and cash flows. Our relationship with Target for the Liz Lange brand has been renewed through January 31, 2018. We acquired the Liz Lange brand in part based upon our expectation that revenues from Target for this brand would grow in future periods, although such revenue growth may never occur.

Additionally, as a result of our reliance on Target at least through Fiscal 2017, our continued success is dependent on various factors affecting Target’s business, including, for example, perceptions of Target by consumers in the United States. For example, we believe that sales of Cherokee branded products at Target in the United States were adversely impacted following Target’s announcement in December 2013 of unauthorized access to payment card data in U.S. stores

Revenues from our Hawk and Tony Hawk brands depend on Kohl’s.

In January 2014, we acquired the Hawk and Tony Hawk brands. Concurrently with this acquisition, we entered into a retail license agreement with Kohl’s, pursuant to which Kohl’s Illinois, Inc. (“Kohl’s”) is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States. We agreed to this exclusive license in part based upon our expectation that revenues from Kohl’s for these brands will grow in future periods, although this expectation may turn out to be wrong and such revenue growth may never occur beyond the $4.8 million minimum annual royalty payment required under the license agreement.

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

Our wholesale licensing arrangements subject us to a number of risks.

In our wholesale licensing relationships, we license our brands to manufacturers that produce and import various categories of apparel, footwear, home products and accessories under our trademarks and sell the licensed products to retailers. We have some historical wholesale licensees with respect to some of our brands and we have recently entered into several new wholesale arrangements, primarily covering sales of products bearing our Cherokee brand in the U.S. Wholesale arrangements do not have the minimum annual royalty obligations to the magnitude of our Direct to Retail licensing arrangements (including Target and Kohl’s).

Additionally, in wholesale arrangements, we have limited ability to control various aspects of the manufacturing process, including access to raw materials, the timing of delivery of finished products, and the quality of finished products or manufacturing costs. Our wholesale licensees or any other wholesale licensees we may engage in the future may not be able to produce finished products of the quality or in the quantities that are sufficient to meet retailer demand, in a timely manner or at all, which could result in an inability to generate revenue from any such products and loss of retailer confidence in our brands. On the other hand, wholesale licensees may produce inventory in excess of retailer and consumer demand, in which case over-supply may cause retail prices of products bearing our products to decline. Additionally, there may be delays in the manufacturing process over which we may have no control, including shortages of raw materials, labor disputes, backlogs or insufficient devotion of resources to the manufacture of products bearing our brands. Further, we compete with other brand owners for the time and resources of our wholesalers, which could curtail or limit our ability to engage new or maintain relationships with existing wholesale licensee partners on acceptable terms or at all. Interruptions in the supply of products bearing our brands to retailers or lapses in quality could adversely impact our financial condition. Further, the unplanned loss of any of our wholesale licensees could lead to inadequate market coverage for retail sales of products bearing our brands, create negative impressions of us and our brands with retailers and consumers and add downward pressure on prices of products bearing our brands as a result of liquidating a former wholesaler’s inventory of such products.

Our business may be negatively impacted by general economic conditions.

Our performance is subject to worldwide economic conditions and the corresponding impact on levels of consumer spending, which may affect our licensees’ and franchisees’ retail sales. It is difficult to predict future levels of consumer spending and any such predictions are inherently uncertain. Many factors affect the level of consumer spending in the apparel industries, including, among others, prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Further, the worldwide apparel industry is heavily influenced by general economic cycles. Purchases of apparel, footwear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines. As a result, during periods of economic uncertainty, slowdown or recession, the risks associated with our business are generally more acute. In addition to decreased consumer spending generally, these periods may be accompanied by decreased demand for, or additional downward pricing pressure on, the products carrying our brands. Accordingly, any prolonged economic slowdown, a lengthy or severe recession or any other negative trend in either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.

We are subject to additional risks associated with our international licensees and franchisees.

We franchise our Flip Flop Shops brand and market and license our other brands outside the United States. Many of our licensees and franchisees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees and franchisees. During the first quarter of Fiscal 2017, approximately 27% of our revenues were derived from our international licensees. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees and franchisees; (iv) competition from foreign companies; (v) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (vi) less effective and less predictable protection and enforcement of our intellectual property; (vii) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

We regularly evaluate opportunities to acquire or represent new brands. During our three most recently completed fiscal years, we have consummated three such acquisitions: our acquisition of the Hawk and Tony Hawk signature apparel brands in January 2014; our acquisition of the Everyday California Lifestyle brand in May 2015; and our acquisition of the Flip Flop Shops brand in October 2015. We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio of products and services or expand the breadth of our markets. Our experience integrating acquired assets and businesses is limited, and we may not be successful in realizing the expected benefits from an acquisition. Our future success depends, in part, upon our ability to manage an expanded portfolio of brands, which could involve significantly increased costs and pose substantial challenges for management. Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating the brands; (ii) significant future charges relating to the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and failure to retain key employees of any acquired businesses; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) diversion of management’s attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; and (viii) risks associated with entering new markets or new types of business arrangements in which we have no or limited prior experience, such as, for instance, our acquisition of franchise agreements and entry into the franchising business upon our acquisition of the Flip Flop Shops brand in October 2015. Accordingly, our recent acquisitions as well as any future transactions that we pursue could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We entered into a credit facility with JPMorgan in September 2012 and we increased the size of the credit facility in January 2013, January 2014 and October 2015, in each case in connection with our acquisition of new brands or new rights relating to existing brands. Approximately $21 million in principal amount was outstanding under our credit facility as of April 30, 2016, and is evidenced by (i) three term notes, which were issued on January 31, 2013, January 10, 2014 and October 13, 2015 in the principal amounts of $16.6 million, $19 million and $6 million, respectively, and (ii) a revolving line of credit, pursuant to which we may borrow up to $2 million in principal. Our outstanding indebtedness under the credit facility is due at various maturity dates beginning in August 2017 and ending in October 2020.

Our indebtedness under the credit facility could adversely affect our operations and liquidity, by, among other things: making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; causing us to use a larger portion of our cash flow to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, product development and capital expenditures and other business activities; making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures, brand acquisitions and other general corporate purposes. We may seek to refinance all or a portion of this indebtedness before its applicable maturity date. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all.

In addition, the terms of our indebtedness contain various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain JPMorgan’s consent before we can: (i) incur additional indebtedness, (ii) consummate acquisitions, mergers or consolidations, (iii) issue any equity securities other than pursuant to our employee equity incentive plans or programs, or (iv) repurchase or redeem any outstanding shares of common stock, other than stock repurchases in an aggregate amount not to exceed $1.0 million , or pay dividends or other distributions, other than stock dividends, to our stockholders. The credit facility also imposes financial covenants, including a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and a limitation of our “senior funded debt ratio” to not exceed a ratio equal to 2.00 to 1.00. Further, as collateral for the credit facility, we granted a security interest in favor of JPMorgan in all of our assets (including trademarks), and our indebtedness is guaranteed by Cherokee’s wholly owned subsidiaries.

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

The determination regarding the payment of dividends is subject to the discretion of our Board of Directors, and therefore we may not pay any dividends in future periods, whether or not we generate sufficient cash to do so. In addition, pursuant to our credit facility with JPMorgan, we are prohibited from paying dividends without JPMorgan’s consent and in the event that we would be in violation of our covenant regarding our “fixed charge coverage ratio” after giving effect to any proposed dividend or are otherwise then in default under the credit facility.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Material weaknesses or significant deficiencies in our internal control could be discovered or occur in the future. In that case, our consolidated financial statements may be more likely to contain material misstatements, and we could be required to restate our financial results. Any such restatement of our financial results could lead to substantial additional costs for accounting and legal fees and litigation and could cause our stock price to decline.

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

ITEM 5.  OTHER INFORMATION

On June 6, 2016, we held our annual meeting of stockholders (the “Meeting”). As of April 7, 2016, the record date for the Meeting, there were 8,720,012 shares of our common stock issued and outstanding and entitled to vote on the proposals presented at the Meeting. A total of 7,838,928 shares, which constituted a quorum, were present in person or by proxy at the Meeting. The holders of shares of our common stock are entitled to one vote for each share held. Set forth below are the final voting results for each of the proposals submitted to a vote of our stockholders at the Meeting.

1.Our stockholders elected the following six persons as directors of the Company, each to serve as such until our annual meeting of stockholders to be held in 2017 or until his respective successor is duly elected and qualified, by the following vote:

Name	Votes For	Votes Withheld	Broker Non-Votes
Timothy Ewing	5,061,270	2,007,636	770,022
Robert Galvin	6,935,368	133,538	770,022
Keith Hull	5,030,176	2,038,730	770,022
Jess Ravich	6,932,382	136,524	770,022
Henry Stupp	6,966,736	102,170	770,022
Frank Tworecke	6,832,938	235,968	770,022

2.Our stockholders approved the ratification of the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending January 28, 2017, by the following vote:

For	Against	Abstain	Broker Non-Votes
7,827,553	10,259	1,116	n/a

3.Our stockholders approved the amendment and restatement of the Cherokee Inc. 2013 Stock Incentive Plan (as amended and restated, the “2013 Plan”) to, among other things, increase the aggregate number of shares available thereunder by 500,000 shares, by the following vote:

For	Against	Abstain	Broker Non-Votes
6,615,091	446,833	6,982	770,022

A summary of the 2013 Plan is included in our definitive proxy statement for the proposals voted on at the Meeting filed with the SEC on April 27, 2016, which summary is incorporated herein by reference, and a copy of the 2013 Plan is filed as Exhibit 10.6 hereto and incorporated herein by reference.

4.Our stockholders approved, on an advisory basis, our executive compensation, as disclosed in our definitive proxy statement for the Meeting in accordance with the compensation disclosure rules of the SEC, by the following vote:

For	Against	Abstain	Broker Non-Votes
6,913,029	148,546	7,331	770,022

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

10.1*	Fourth Amendment to Credit Agreement and Waiver, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A.

10.2*	Fourth Amendment to Term Note, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A.

10.3*	Third Amendment to Line of Credit Note, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A.

10.4*	Second Amendment to Term Note B-1, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A.

10.5*	First Amendment to Term Note B-2, dated as of May 27, 2016, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A.

10.6*	Cherokee Inc. Amended and Restated 2013 Stock Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at April 30, 2016 and January 30, 2016; (ii) Consolidated Statement of Operations for the three months ended April 30, 2016 and May 2, 2015; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended April 30, 2016; (iv) Consolidated Statements of Cash Flows for the three months ended April 30, 2016 and May 2, 2015; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

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

Dated: June 9, 2016

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)