Form 10-Q
period 2016-07-30
CHEROKEE INC
filed 2016-09-08
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2016.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2016
Common Stock, $.02 par value per share	8,712,488

CHEROKEE INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	July 30,	January 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$6,565	$6,534
Receivables	7,962	7,365
Income taxes receivable	650	707
Prepaid expenses and other current assets	571	425
Total current assets	15,748	15,031
Intangible assets, net	52,767	53,195
Deferred tax asset	585	1,136
Property and equipment, net	1,042	1,151
Other assets	37	35
Total assets	$70,179	$70,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$2,482	$2,195
Current portion of long term debt	8,512	8,456
Deferred revenue—current	318	479
Accrued compensation payable	256	891
Total current liabilities	11,568	12,021
Long term liabilities:
Long term debt	10,770	15,068
Other non-current	1,465	1,388
Total liabilities	23,803	28,477
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,712,488 shares issued and outstanding at July 30, 2016 and 8,720,012 issued and outstanding at January 30, 2016	174	174
Additional paid-in capital	28,762	27,822
Retained earnings	17,440	14,075
Total stockholders’ equity	46,376	42,071
Total liabilities and stockholders’ equity	$70,179	$70,548

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Royalty revenues	$8,473	$8,482	$19,151	$18,712
Selling, general and administrative expenses	5,714	5,131	11,890	9,361
Amortization of intangible assets	228	211	454	421
Operating income	2,531	3,140	6,807	8,930
Other income (expense):
Interest expense	(165)	(165)	(362)	(340)
Interest income and other income (expense), net	78	(2)	78	(2)
Total other expense, net	(87)	(167)	(284)	(342)
Income before income taxes	2,444	2,973	6,523	8,588
Income tax provision	926	1,045	2,424	3,087
Net income	$1,518	$1,928	$4,099	$5,501
Net income per common share attributable to common stockholders:
Basic earnings per share	$0.17	$0.22	$0.47	$0.64
Diluted earnings per share	$0.17	$0.22	$0.47	$0.62
Weighted average common shares outstanding attributable to common stockholders:
Basic	8,723	8,691	8,722	8,631
Diluted	8,746	8,951	8,789	8,875

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(amounts in thousands)

	Three Months Ended		Six Months Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net income	$1,518	$1,928	$4,099	$5,501
Other comprehensive income	—	—	—	—
Comprehensive income	$1,518	$1,928	$4,099	$5,501

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at January 30, 2016	8,720	$174	$27,822	$14,075	$42,071
Stock-based compensation	—	—	1,253	—	1,253
Tax effect from stock option exercises and equity issuances	—	—	(152)	—	(152)
Stock option exercises and equity issuances, net of tax	52	1	(161)	—	(160)
Retirement of common stock	(60)	(1)	—	(734)	(735)
Net income	—	—	—	4,099	4,099
Balance at July 30, 2016	8,712	$174	$28,762	$17,440	$46,376

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Six Months Ended
	July 30, 2016	August 1, 2015
Operating activities:
Net income	$4,099	$5,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	256	206
Amortization of intangible assets	454	421
Deferred income taxes	83	(68)
Stock-based compensation	1,253	943
Excess tax benefit from stock-based payment arrangements	—	(240)
Other, net	28	257
Changes in operating assets and liabilities:
Receivables	(597)	(892)
Prepaids and other current assets	(146)	(15)
Income taxes receivable and payable, net	373	426
Accounts payable and other accrued payables	169	(356)
Deferred revenue	34	21
Accrued compensation	(635)	(1,077)
Net cash provided by operating activities	5,371	5,127
Investing activities:
Purchases of trademarks, including registration and renewal cost	(26)	(1,046)
Purchase of property and equipment	(147)	(292)
Net cash used in investing activities	(173)	(1,338)
Financing activities:
Payments of JPMorgan Term Notes	(4,272)	(3,672)
Issuance of common stock	(161)	—
Purchase and retirement of common stock	(734)	—
Proceeds from exercise of stock options	—	1,859
Excess tax benefit from stock-based payment arrangements	—	240
Net cash used in financing activities	(5,167)	(1,573)
Increase (decrease) in cash and cash equivalents	31	2,216
Cash and cash equivalents at beginning of period	6,534	7,581
Cash and cash equivalents at end of period	$6,565	$9,797
Cash paid during period for:
Income taxes	$2,031	$2,551
Interest	$338	$319

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 30, 2016 and for the three and six month periods ended July 30, 2016 and August 1, 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Cherokee Inc. (“Cherokee” or the “Company”) and its consolidated subsidiaries and have not been audited by independent registered public accountants, but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee are necessary for a fair statement of the Company’s financial position and the results of operations for the periods presented. All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of January 30, 2016 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for an audited balance sheet. The results of operations for the three and six month periods ended July 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2017 or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

As used herein, the term “First Quarter” refers to the three months ended April 30, 2016; the term “Second Quarter” refers to the three months ended July 30, 2016; the term “Six Months” refers to the six months ended July 30, 2016; the term “Fiscal 2019” refers to the fiscal year ending January 26, 2019; the term “Fiscal 2018” refers to the fiscal year ending January 27, 2018; the term “Fiscal 2017” refers to the fiscal year ending January 28, 2017; the term “Fiscal 2016” refers to the fiscal year ended January 30, 2016; and the term “Fiscal 2015” refers to fiscal year ended January 31, 2015.

(2)   Summary of Significant Accounting Policies

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company’s licensees or franchisees, current economic conditions, bankruptcy, and other factors that may affect the Company’s licensees’ or franchisees’ ability to pay. There was no allowance for doubtful accounts as of July 30, 2016 or January 30, 2016.

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

In November 2015, the Financial Accounting Standards Board issued authoritative guidance that modifies the balance sheet classification for deferred tax liabilities and assets to be classified as noncurrent in a statement of financial position. This guidance is effective for fiscal periods beginning after December 15, 2016, and allows for full retrospective adoption, with early adoption permitted. The Company has early adopted this guidance, as of January 30, 2016, which is reflected in the Company’s consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board issued authoritative guidance that modifies existing guidance for off-balance sheet treatment of a lessees’ operating leases. This guidance is effective for fiscal periods beginning after January 1, 2019 and allows for early adoption. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

In March 2016, the Financial Accounting Standards Board issued authoritative guidance that simplifies accounting for employee share-based payments. This guidance is effective for fiscal periods beginning after December 15, 2016 and allows for early adoption. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

In August 2016, the Financial Accounting Standards Board issued authoritative guidance that reduces the diversity in practice of the classification of certain cash receipts and cash payments within the statement of cash flows. This guidance is effective for fiscal periods beginning after December 15, 2017 and allows for early adoption. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

Correction of an Error

The Company has reclassified certain prior year immaterial amounts within operating and investing activities on the Company’s consolidated statements of cash flows to correct a prior period classification error. The Company assessed the materiality of this classification error for each quarterly and annual period in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the classification error was immaterial to previously reported amounts contained in its periodic reports. The effect of recording this immaterial correction in the statements of cash flows for the six months ended August 1, 2015 was an addition to operating activities and a reduction to investing activities for $260.

Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates and assumptions on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, contingencies and litigation, stock-based compensation and income taxes. The Company bases its estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including expectations about future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents. At July 30, 2016 and January 30, 2016, the Company’s cash and cash equivalents exceeded Federal Deposit Insurance Corporation (“FDIC”) limits.

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

In order to ensure that Cherokee’s licensees and franchisees are appropriately reporting and calculating royalties owed to Cherokee, all of Cherokee’s license and franchise agreements include audit rights to allow Cherokee to validate the amount of the royalties paid. Any revenue resulting from these audits, or other audits, is recognized in the financial statements of the current reporting period.

Foreign Withholding Taxes

Licensing revenue is recognized gross of withholding taxes that are remitted by the Company’s licensees directly to their local tax authorities.

Deferred Financing Costs and Debt Discount

Deferred financing costs and debt discounts are capitalized and amortized into interest expense over the life of the debt.

Property and Equipment

Property and equipment consist of the following:

(amounts in thousands)	July 30, 2016	January 30, 2016
Computer Equipment	$590	$561
Software	79	79
Furniture and Fixtures	1,824	1,706
Leasehold Improvements	436	436
Less: Accumulated depreciation	(1,887)	(1,631)
Property and Equipment, net	$1,042	$1,151

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

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the remaining term of the corresponding license agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the lease term. Depreciation expense was $129 and $256 for the three and six month periods ended July 30, 2016, respectively, and $111 and $206 for the three and six month period ended August 1, 2015, respectively.

Earnings Per Share Computation (amounts in thousands, including share amounts)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations for the three and six month periods ended July 30, 2016 and August 1, 2015:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Numerator:
Net income-numerator for net income per common share and net income per common share assuming dilution	$1,518	$1,928	$4,099	$5,501

Denominator:
Denominator for net income per common share — weighted average shares	8,723	8,691	8,722	8,631
Effect of dilutive securities:
Stock options	23	260	67	244

Denominator for net income per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,746	8,951	8,789	8,875

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 1,014 and 702 shares underlying anti-dilutive stock options for the three and six month periods ended July 30, 2016, respectively, and 193 and 129 shares underlying anti-dilutive stock options for the three and six month period ended August 1, 2015, respectively.

Basic EPS is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

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

Under the terms of the Restated Target Agreement, Target’s minimum annual royalty payment is $10,500 and applies to all sales made by Target in the United States, other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum annual royalty payment of $800). Under the Restated Target Agreement, Target has agreed to pay royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year, which percentage varies according to the volume of sales of merchandise other than sales of Cherokee branded products in the school uniforms category and, beginning in Fiscal 2015, other than sales of Cherokee branded products in the adult merchandise category that are made on Target’s website. The Company assumed a separate license agreement with Target for the Liz Lange brand in connection with the Company’s acquisition of the applicable assets in September 2012. The Company’s relationship with Target for the Liz Lange brand has been renewed through January 31, 2018.

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

Stock-Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Plan, and effective June 6, 2016, the Company’s stockholders approved the amendment and restatement of such plan (as amended and restated, the “2013 Plan”). The 2013 Plan serves as the successor to the 2006 Incentive Award Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan) (the “2006 Plan”). The 2013 Plan authorizes to be issued (i) 1,200,000 additional shares of common stock, and (ii) 121,484 shares of common stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards previously granted under the 2006 Plan continue to be governed by its terms. Any shares of common stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as common stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity-based awards to officers, other employees, and directors.

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

Stock-based compensation expense recognized in selling, general and administrative expenses for stock options for the Second Quarter and Six Months was $254 and $550, as compared to $276 and $455 for the second quarter and six months ended August 1, 2015.

A summary of activity for the Company’s stock options for the Six Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, at January 30, 2016	1,113,003	$17.50	4.06	1,339
Granted	18,000	$12.24
Exercised	—	$—
Canceled/forfeited	(667)	$15.20
Outstanding, at July 30, 2016	1,130,336	$17.42	3.61	—
Vested and Exercisable at July 30, 2016	804,156	$16.43	2.86	—

As of July 30, 2016, total unrecognized stock-based compensation expense related to unvested stock options was approximately $1,562, which is expected to be recognized over a weighted average period of approximately 1.78 years. The total fair value of all options that vested during the Six Months was $1,197.

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

Stock-based compensation expense for restricted stock units and performance stock units for the Second Quarter and Six Months was $363 and $703 compared to $334 and $488 for the second quarter and six months ended August 1, 2015.

A summary of activity for the Company’s restricted stock units and performance stock units for the Six Months is as follows:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested stock at January 30, 2016	196,500	$21.67
Granted	19,500	$10.31
Vested	(63,831)	$21.25
Forfeited	(5,000)	$17.81
Unvested stock at July 30, 2016	147,169	$20.48

As of July 30, 2016, total unrecognized stock-based compensation expense related to restricted stock units and performance stock units was approximately $2,618, which is expected to be recognized over a weighted average period of approximately 1.86 years.

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

Trademark registration and renewal fees are capitalized and are amortized on a straight-line basis over the estimated useful lives of the assets. Trademark acquisitions are capitalized and are either amortized on a straight-line basis over the estimated useful lives of the assets, or are capitalized as indefinite-lived assets, if no legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives to Cherokee. Trademarks are evaluated for the possibility of impairment at least annually or when events or circumstances indicate a potential impairment.

Franchise agreements have been treated as finite-lived and are amortized on a straight-line basis over the estimated useful lives of the agreements. Franchise agreements are evaluated for the possibility of impairment at least annually or when events or circumstances indicate a potential impairment.

Goodwill is evaluated for the possibility of impairment at least annually or when events or circumstances indicate a potential impairment.

Intangible assets consist of the following:

(amounts in thousands)	July 30, 2016	January 30, 2016
Acquired Trademarks	$60,754	$60,754
Other Trademarks	8,742	8,717
Franchise Agreements	1,300	1,300
Goodwill	100	100
Total Intangible Assets, gross	70,896	70,871
Accumulated amortization	(18,129)	(17,676)
Total Intangible Assets, net	$52,767	$53,195

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

Income Taxes

Income tax expense of $926 was recognized for the Second Quarter, resulting in an effective tax rate of 37.9% in the Second Quarter, as compared to 35.1% in the second quarter of Fiscal 2016 and compared to 34.1% for the full year of Fiscal 2016. The effective tax rate for the Second Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of income. The total amount of interest and penalties recognized in the consolidated statements of income for the Second Quarter was $0 as compared with $5 in the second quarter of Fiscal 2016. As of July 30, 2016 and January 30, 2016, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $0.

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

Marketing and Advertising

Generally, the Company’s licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs were approximately $558 and $730 for the six month periods ended July 30, 2016 and August 1, 2015, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories, thus providing an identifiable benefit to Cherokee. The amounts paid for such marketing expenses during the six month periods ended July 30, 2016 and August 1, 2015 were approximately $281 and $332, respectively, and are included in the Company’s total marketing, advertising and promotional costs.

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

Comprehensive Income

Authoritative guidance establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three and six months ended July 30, 2016 and August 1, 2015, the Company had no comprehensive income components and accordingly, net income equals comprehensive income.

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

Additionally, if treasury stock is retired, the excess of repurchase price over par value is recorded as a decrease in retained earnings.

(3)   Debt

Credit Agreement with JPMorgan Chase

On September 4, 2012, Cherokee and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into a credit agreement (as amended, the “Credit Agreement”), which was amended on January 31, 2013 in connection with the Company’s acquisition of rights related to the Cherokee brand in the school uniforms category, was further amended on January 10, 2014 in connection with the Company’s acquisition of the Hawk and Tony Hawk brands, was further amended on October 13, 2015 in connection with the Company’s acquisition of the Flip Flop Shops trademark, brand name and franchisee relationships and was further amended on May 27, 2016 to extend the maturity dates of the amounts owed under the Credit Agreement and to permit the Company to make stock repurchases in an aggregate amount not to exceed $1,000 without obtaining JPMorgan’s prior consent.

As of July 30, 2016, Cherokee’s total borrowings under the Credit Agreement totaled approximately $19,000  and are evidenced by: (i) a term note that was originally issued as of September 4, 2012 (as amended, the “2013 Term Note”), which was issued in the principal amount of $16,600 and of which approximately $4,431 was outstanding as of July 30, 2016; (ii) a term note that was originally issued as of January 10, 2014 (as amended, the “2014 Term Note”), which was issued in the principal amount of $19,000 and of which approximately $9,816 was outstanding as of July 30, 2016; (iii) a term note that was originally issued October 13, 2015 (as amended, the “2015 Term Note” and, together with the 2013 Term Note and the 2014 Term Note, the “Term Notes”), which was issued in the principal amount of $6,000 and of which approximately $5,100 was outstanding as of July 30, 2016, which provides Cherokee with a revolving line of credit in the principal amount of $2,000, none of which was outstanding as of July 30, 2016. Pursuant to amendments to the Credit Agreement, the Term Notes and the Revolver dated May 27, 2016, the maturity dates thereof were amended as follows: (i) the maturity date of the 2013 Term Note is August 31, 2017; (ii) the maturity date of the 2014 Term Note is December 31, 2018; (iii) the maturity date of the 2015 Term Note is October 13, 2020; and (iv) if any amounts are outstanding thereunder, the maturity date of the Revolver is June 30, 2017. The principal outstanding under each Term Note is to be repaid on a quarterly basis in equal principal installments, with any remaining principal balance due on the maturity date of the Term Note. The Term Notes bear interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR rate plus 2.5%. Pursuant to the Credit Agreement, the definition of “senior funded debt ratio” requires that Cherokee not exceed a ratio equal to (i) 2.25 to 1.00 until the fiscal quarter ending January 31, 2016, and (ii) 2.00 to 1.00 thereafter.

Consistent with the existing terms of the Credit Agreement, the amounts owed thereunder are secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee’s business, including covenants that require Cherokee to obtain JPMorgan’s consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis, (iii) issue any equity securities other than pursuant to Cherokee’s employee equity incentive plans or programs or (iv) repurchase or redeem any outstanding shares of common stock, other than stock repurchases in an aggregate amount not to exceed $1,000 or pay dividends or other distributions, other than stock dividends, to Cherokee’s stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee’s assets (including trademarks) as collateral for the amounts borrowed under the Credit Agreement. As of July 30, 2016, the Company was in compliance with its financial and other covenants under the Credit Agreement. If an event of default occurs under the Credit Agreement that is not forborne, cured or waived in accordance with the terms of the Credit Agreement, JPMorgan has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise any other rights it may have, including foreclosing on our assets under the related security agreements.

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

Litigation Reserves

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the Company’s results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of July 30, 2016 or January 30, 2016 related to any of the Company’s legal proceedings.

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

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
U.S. and Canada	$5,869	$6,069	$13,990	$13,809
Asia	1,092	936	2,194	1,805
Latin America	621	608	1,175	1,153
United Kingdom and Europe	63	107	218	511
All Others	828	762	1,574	1,434
Total	$8,473	$8,482	$19,151	$18,712

Long-lived tangible assets were located in the U.S., United Kingdom, Mexico and Asia with net values of approximately $774, $36, $202 and $30, respectively, as of July 30, 2016 and with net values of approximately $818, $54, $234 and $44, respectively, as of January 30, 2016.

(6) Stock Repurchases

Pursuant to the approval of our board of directors (“Board of Directors”), during the Second Quarter we repurchased and retired 60,082 shares of our common stock in open market transactions at a weighted average purchase price of $12.24 and for an aggregate purchase price of approximately $735.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A for the fiscal year ended January 30, 2016 contained in our 2016 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016, as well as the consolidated financial statements and notes contained therein (collectively, our “Annual Report”).  In addition to historical information, this MD&A contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including, among others, the risks described in Part II, Item 1A, “Risk Factors” and elsewhere in this report. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date we file this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

As used in this MD&A and elsewhere in this report, “Cherokee”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, the term “First Quarter” refers to the three months ended April 30, 2016; the term “Second Quarter” refers to the three months ended July 30, 2016; the term “Six Months” refers to the six months ended July 30, 2016; the term “Fiscal 2017” refers to the fiscal year ending January 28, 2017; the term “Fiscal 2016” refers to the fiscal year ending January 30, 2016; and the term “Fiscal 2015” refers to fiscal year ended January 31, 2015

We have a 52- or 53-week fiscal year ending on the Saturday nearest to January 31, which aligns us with our retail licensees who generally also operate and plan using such a fiscal year. This results in a 53-week fiscal year approximately every four or five years. Each of Fiscal 2016 and Fiscal 2017 is a 52-week fiscal year.  Certain of our international licensees report royalties to us for quarterly and annual periods that may differ from ours. We do not believe that the varying quarterly or annual period ending dates of our international licensees have a material impact upon our reported financial results, as these international licensees maintain comparable annual periods in which they report retail sales and royalties to us on a year-to-year basis.

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

Overview

Cherokee is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little, Everyday California and Flip Flop Shops and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading global licensors of style focused lifestyle brands for apparel, footwear, home products and accessories. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We enter into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them our proprietary 360-degree platform. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. We have also entered into wholesale arrangements for the manufacture and sale of products bearing certain of our brands, including eight new wholesale arrangements with distributors and anticipate they will begin selling product at retail bearing our Cherokee brand at retail in the United States in early Fiscal 2018. In addition, we have franchise relationships for the Flip Flop Shops brand with franchisees that operate Flip Flop Shops retail stores located worldwide.

We believe our retail responsiveness process and 360-degree unique value proposition have allowed us to address the growing power of the consumer and the present and future needs of the retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe we have become a key strategic partner to our licensees. As of July 30, 2016, we had forty effective license agreements covering domestic and international markets, twenty-two of which pertained to the Cherokee brand.

We derive revenues primarily from licensing our trademarks to retailers all over the world. Our current retail licensee relationships cover over fifty countries and include relationships with Target Corporation (“Target”), Kohl’s Illinois, Inc. (“Kohl’s”), RT Mart, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Argos, Nishimatsuya, Walmart Canada and Sears Canada. Our two most significant licensees are Target and Kohl’s.

Recent Developments

Stock Repurchases

Pursuant to the approval of our board of directors (“Board of Directors”), during the Second Quarter we repurchased and retired 60,082 shares of our common stock in open market transactions at a weighted average purchase price of $12.24 and for an aggregate purchase price of approximately $735,000.

Extension of Credit Facility

On May 27, 2016, we amended our credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) to (i) amend the maturity dates of the three existing term notes issued under the credit facility to various maturity dates beginning in August 2017 and ending in October 2020, (ii) amend the maturity date of a line of credit note issued under the credit facility, under which no amounts have been borrowed to June 2017 and (iii) permit us to make stock repurchases in an aggregate amount not to exceed $1.0 million without obtaining JPMorgan’s prior consent. See Note 3 to our condensed consolidated financial statements included in this report for further information about our credit facility with JPMorgan.

New Licensee Partners

During the Six Months, we have acquired new licensees for our brands in the United States in an effort to expand our portfolio of licensee partners. Below is a discussion of representative license agreements that we entered into in the Six Months:

Cherokee

In the Six Months, we entered into license agreements with eight wholesale distributors to distribute a variety of categories of products bearing the Cherokee brand within the U.S. to various retailers beginning in Fiscal 2018. The categories cover a wide range of Cherokee products including men’s and boy’s casual sportswear, sweaters and outerwear; newborn, infant and toddler boys and girls clothing and layette; girl’s active wear, sportswear, dresses, denim, and sweaters; and swimwear and sleepwear.

We believe these agreements signal a significant shift in our future strategy for sales of products bearing the Cherokee brand in the U.S., which currently and in the past has been governed by license arrangements using our Direct to Retail licensing model and which, commencing in early Fiscal 2018 will be governed by our new wholesale arrangements with distributors as they begin selling product at retail bearing our Cherokee brand. Our new wholesale arrangements for the Cherokee brand in the U.S. consist of multiple license agreements at higher royalty rates as compared to one license agreement with Target at a lower and declining, tiered royalty rate but a higher minimum annual royalty obligation. Our shift to a wholesale licensing model for sales in the U.S. of Cherokee-branded products exposes us to a number of risks. See Item 1A, “Risk Factors”, for additional information.

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

	Three Months ended	Three Months ended	Six Months Ended	Six Months Ended
(amounts in thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Royalty revenues	$8,473	$8,482	$19,151	$18,712
Selling, general and, administrative expenses	5,942	5,342	12,344	9,782
Operating income	2,531	3,140	6,807	8,930
Interest expense and other expense, net	(87)	(167)	(284)	(342)
Income tax provision	926	1,045	2,424	3,087
Net income	$1,518	$1,928	$4,099	$5,501

Revenues

In the three and six month periods ended July 30, 2016, our revenues totaled $8.5 and $19.2 million, respectively, compared to $8.5 and $18.7 million in the three and six month periods ended August 1, 2015. Revenue between periods remained relatively flat. During the quarter, the Cherokee brand saw increased royalty revenues, particularly in South America, India, the Middle East, South Africa and Asia as the demand for Cherokee-branded product continues to grow. These increases offset a decrease in North American royalties as we transition from Target to our new wholesale licensing partners.  Revenues for the Second Quarter and six month periods ended July 30, 2016 and August 1, 2015 were primarily generated from licensing our trademarks to retailers and, to a lesser extent, to wholesalers, our share of licensing revenues from brand representation licensing agreements with other brand owners and franchise fees and royalty revenues received from franchisees of our Flip Flop Shops brand.

Total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $254 and $579 million and $302 and $632 million in the second quarter and six month periods ended July 30, 2016 and August 1, 2015, respectively.

We anticipate that our Flip Flop Shops brand contribution as a percentage of total revenues will increase in future periods as additional shops open. We anticipate revenues will fluctuate depending upon the number of shops opened both domestically and internationally in any given period, as well as royalty fluctuations based on seasonal demand, brand offerings, promotions and number of shops open.

In the six month period ended July 30, 2016, we entered into several new wholesale licensing arrangements covering sales of products bearing our Cherokee brand in the U.S. We anticipate that these wholesale licensing arrangements will help to diversify our sources of revenue and licensee or other partner relationships and provide additional avenues to obtain brand recognition and grow our Company. For further discussion on wholesale licensing arrangements, see Item 1A, “Risk Factors”.

Because we do not have direct oversight over our licensees and franchisees, we may not have all the information necessary to determine or predict the specific reasons why revenue may increase or decrease in any given period. Given our contractual royalty rate reductions as certain sales volume thresholds are achieved for Cherokee branded products in various product categories in the U.S., historically, this has caused the Company to record its highest revenues and profits in its first quarter and its lowest revenues and profits in its fourth quarter. However, such historical patterns may vary in the future depending upon the terms of any new license agreements, retail sales volumes achieved in each quarter from Target and revenues the Company receives that are not subject to reduced royalty rates based upon cumulative sales. In Fiscal 2018, and in future fiscal years, we do not anticipate this trend to continue due to the expiration of the Target license agreement at the end of Fiscal 2017. As a result, beginning in Fiscal 2018 we will no longer be subject to royalty rate reductions over the course of the year for sales of our Cherokee branded products in the U.S., as our new wholesale license agreements covering these products include a fixed royalty rate that is consistent throughout the year and typically have their highest wholesales in our fourth quarter of each fiscal year. Typically, U.S. wholesalers and retailers have their highest sales in the fourth quarter for the holiday season.

During Fiscal 2015 and Fiscal 2016, Target reached its annual minimum guarantee in the third quarter of each respective year. Due to the expiration of the Target license agreement at the end of Fiscal 2017, Target has started to transition sales of the Cherokee brand as we approach the expiration of this license agreement in January 2017. Cherokee-brand royalties earned by Target during the first half of Fiscal 2017 were $8.6 million with an annual minimum guarantee of $10.5 million, for which the balance will be recorded during the third and fourth quarters of Fiscal 2017. As a result, we will have declining and/or minimal revenues from Target in the third and fourth quarters of Fiscal 2017. However, we anticipate that we will record revenue in the fourth quarter of Fiscal 2017 from our new wholesale arrangements with our domestic licensees for Cherokee branded products as they will begin delivering products to retailers during the fourth quarter, with our new retailer partnerships selling these products commencing in early Fiscal 2018. See Item 1A, “Risk Factors”, for additional information such as the risk of replacing Target’s royalty payments for Cherokee branded products on a long-term basis will be a significant challenge.

Revenues By Brand

The following table sets forth our revenues by brand for the three and six months ended July 30, 2016 and August 1, 2015.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total
Royalty Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Cherokee Brand Royalty Revenues	$6,022	71%	$6,148	72%	$14,224	74%	$14,092	75%
Hawk Brand Royalty Revenues	1,200	14%	1,335	16%	2,407	13%	2,550	14%
Liz Lange Brand Royalty Revenues	613	7%	729	9%	1,258	7%	1,400	8%
Flip Flop Shops Brand Royalty Revenues	443	5%	—	—%	799	4%	—	—%
All Other Brand Revenues	195	3%	270	3%	463	2%	670	3%
Total Royalty Revenues	$8,473	100%	$8,482	100%	$19,151	100%	$18,712	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for the three and six months ended July 30, 2016 and August 1, 2015.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total
Geographic Royalty Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
U.S. and Canada	$5,869	69%	$6,069	72%	$13,990	73%	$13,809	74%
Asia	1,092	13%	936	11%	2,194	12%	1,805	9%
Latin America	621	7%	608	7%	1,175	6%	1,153	6%
United Kingdom and Europe	63	1%	107	1%	218	1%	511	3%
All others	828	10%	762	9%	1,574	8%	1,434	8%
Total Royalty Revenues	$8,473	100%	$8,482	100%	$19,151	100%	$18,712	100%

U.S. and Canada

Our largest licensees in the U.S. generally are Target and Kohl’s, which together contributed 51% and 58% of our consolidated revenues for the Second Quarter and the Six Months, respectively and 49% and 61% of our consolidated revenues for the second quarter and first six months of Fiscal 2016. In Canada, we transitioned from Target Canada to Sears Canada for our Cherokee and Liz Lange brands.

Target. Currently, Target has the exclusive rights to Cherokee branded product for all product categories in the U.S. and has approximately 1,800 stores in the U.S. Retail sales of Cherokee branded products at Target in the U.S. were lower in the Second Quarter at approximately $185 million, down from $230 million in the second quarter of Fiscal 2016. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products in certain product categories in the U.S. during each fiscal year. Target also pays fixed royalty rates for Target’s sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and sales of Cherokee branded products in the category of school uniforms. In addition, Target pays a fixed percentage of net sales of products bearing the Liz Lange brand in the U.S.

Under the terms of the license agreement with Target, the minimum annual royalty payment from Target is $10.5 million, which applies to all sales of Cherokee branded products made by Target in the United States other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum annual royalty payment of $0.8 million).

Royalty revenues from our Cherokee brand at Target, excluding sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category, were $3.0 million and $8.2 million in the Second Quarter and Six Months, respectively, which accounted for 35% and 43%, of our consolidated revenues for the respective periods. Royalty revenues from our Cherokee brand at Target, excluding sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category, were $3.6 million and $9.0 million for the second quarter and six months of last year, respectively, which accounted for 43%, and 48% of our consolidated revenues for the respective periods.

The decrease in royalties is due to the expiration of the Target license agreement at the end of Fiscal 2017 as Target has started to transition sales of the Cherokee brand as we approach the expiration of this license agreement in January 2017. We expect that Target will continue to transition Cherokee branded product throughout Fiscal 2017 to no less than its annual minimum guarantee of $10.5, for which the balance will be recorded during the third and fourth quarter of Fiscal 2017.

Our license agreement with Target for most Cherokee branded products will expire on January 31, 2017. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to Cherokee until its expiration. Our relationship with Target for the Liz Lange brand has been renewed through January 31, 2018.

Kohl’s. Kohl’s currently has approximately 1,200 stores in the United States. Kohl’s pays royalty revenues to us based on a percentage of its sales of Hawk and Tony Hawk branded products pursuant to our license agreement with Kohl’s. The minimum annual royalty payment applicable to our license agreement with Kohl’s for the Hawk and Tony Hawk brands is $4.8 million, which applies to all sales of Hawk and Tony Hawk branded products in the U.S.

Because retail sales did not exceed the contractual minimum guarantees, royalty revenues from our Hawk brand at Kohl’s remained flat at $1.2 million and $2.4 million in the Second Quarter and Six Months, respectively, which accounted for 14% and 13% of our consolidated revenues for the respective periods.

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

Latin America, Asia and Others

Our other international royalty revenues are generated from licensees in Japan, China, Mexico, South Africa, Peru, Chile, India, and other territories. Other international royalty revenues in the Second Quarter increased to $2.7 million from $2.4 million in the second quarter of Fiscal 2016, representing a 10.5% increase. Other international royalty revenues in the Six Months increased to $5.2 million from $4.9 million in the first six months of Fiscal 2016, representing a 5.3% increase. The increase was principally due to strength in the Japanese market. In local currencies, the majority of our international licensees had growth in retail sales for the Six Months.

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against such foreign currencies. Conversely, any strengthening of the U.S. dollar against an international licensee’s foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar strengthened slightly, the estimated cumulative effect on our revenues of changes to applicable foreign currency exchange rates during the Six Months in comparison to six months of Fiscal 2016 was a decrease of approximately $0.1 million.

Selling, General and Administrative Expenses

The following table sets forth detailed information regarding the components for selling, general and administrative expenses for the three and six months ended July 30, 2016 and August 1, 2015.

	Three Months ended	Three Months ended	Six Months Ended	Six Months Ended
(amounts in thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$2,238	$2,273	$4,984	$4,465
Corporate expenses	1,193	1,164	2,403	2,185
Transaction costs/U.S. business development/IP Protection Costs	637	182	1,366	182
Marketing expenses	735	622	1,266	1,019
Product development expenses	165	169	362	361
Non cash stock compensation	617	610	1,253	943
Depreciation and amortization	357	322	710	627
Total selling, general, administrative and amortization expenses	$5,942	$5,342	$12,344	$9,782

Selling, general and administrative expenses, including amortization of trademarks, were $5.9 million and $12.3 million for the Second Quarter and Six Month period of Fiscal 2017, respectively, compared to $5.3 million and $9.8 in the second quarter and six month period of Fiscal 2016, respectively, representing an increase of $0.6 million for the quarter and $2.5 million between the six-month periods. The increase in selling, general, and administrative expenses for the quarter was primarily related to an increase in professional fees from legal and due diligence expenses for potential acquisitions, an increase in business development expenses related to the identification and establishment of new brand licensees in the U.S. and expenses associated with franchising our Flip Flop Shops brand, which we acquired in October 2015. For the Six Month period, the increase in selling, general, and administrative expenses was primarily related to an increase in professional fees from legal and due diligence expenses for potential acquisitions, an increase in business development expenses related to the identification and establishment of new brand licensees in the U.S., an increase in non-cash stock compensation and expenses associated with franchising our Flip Flop Shops brand, which we acquired in October 2015.

Interest and Other Income or Expense

Our interest expense for the Second Quarter and Six Months was $0.2 million and $0.4 million, respectively, compared to $0.2 million and $0.3 million for the second quarter and first six months of Fiscal 2016, respectively. Interest expense primarily consists of interest payments under our credit facility with JPMorgan.

Tax Provision

During the Second Quarter and Six Months, we recorded a tax provision of $0.9 million and $2.4 million, respectively, which equates to an effective tax rate of 37.9% and 37.2% for the respective periods, as compared to a tax provision of $1.0 million and $3.1 million, and an effective tax rate of 35.1% and 35.9% recorded for the second quarter and first six months of last year, respectively. The effective tax rate for the Second Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

Net Income

During the Second Quarter and Six Months, our net income was $1.5 million and $4.1 million, or $0.17 and $0.47 per diluted share, respectively, compared to $1.9 million and $5.5 million, or $0.22 and $0.62 per diluted share, respectively, for the second quarter and first six months of last year.

Liquidity and Capital Resources

Cash Flows

On July 30, 2016, we had cash and cash equivalents of $6.6 million, which remained flat from January 30, 2016.

Cash provided by our operations during the Six Months and the first six months of Fiscal 2016 was $5.4 million and $5.1 million, respectively. The increase of $0.3 million during the Six Months was primarily due to changes in: (i) decrease of net income of $1.4 million; (ii) accounts receivable, which decreased cash by $0.6 million in the Six Months as compared to $0.9 million in the Six Months of last year; (iii) accounts payable and other accrued payables, which increased cash by $0.2 million in the Six Months as compared to a decrease in cash of $0.4 million in the six months of last year; (iv) accrued compensation, which decreased cash by $0.6 million in the Six Months as compared to a decrease in cash of $1.1 million in the six months of last year and (v) stock-based compensation expense of $1.3 million in the Six Months as compared to $0.9 million in the six months of last year.

Cash used in investing activities was $0.2 million during the Six Months, which consisted of capital expenditures for property and equipment and trademark registration and renewal costs. In comparison, during the first six months of Fiscal 2016, cash used in investing activities was $1.3 million, which consisted of capital expenditures of property and equipment and trademark registration and renewal costs, as well as a trademark acquisition.

Cash used in financing activities was $5.2 million during the Six Months, which consisted of $4.3 million in principal payments on our outstanding term loans under our credit agreement with JP Morgan and $0.7 million in repurchase of common stock and $0.2 million in issuance of common stock. In comparison, cash used in financing activities was $1.6 million during the six months of Fiscal 2016, which consisted of principal payments of $3.7 million on our term loan with JP Morgan, partially offset by proceeds from exercise of stock options of $1.9 million and excess tax benefit from share-based payment arrangements of $0.2 million.

Credit Facility with JPMorgan

In September 2012, we entered into a credit facility with JPMorgan. Approximately $19 million in principal amount was outstanding under our credit facility as of July 30, 2016, and is evidenced by (i) three term notes, which were issued on January 31, 2013, January 10, 2014 and October 13, 2015 in the principal amounts of $16.6 million, $19 million and $6 million, respectively, and (ii) a revolving line of credit, pursuant to which we may borrow up to $2 million in principal (none of which has been borrowed as of July 30, 2016). As described above under “—Recent Developments,” we amended the terms of our credit facility and the term notes and revolving line of credit thereunder in order to, among other things, extend the maturity dates thereof. The terms of the credit facility include various restrictions and covenants regarding the operation of our business financial covenants that set financial standards we must maintain. As collateral for the credit facility, we granted a security interest in favor of JPMorgan in all of our assets (including trademarks), and our indebtedness is guaranteed by our wholly owned subsidiaries. See Note 3 to our condensed consolidated financial statements included in this report for additional information about our credit facility with JPMorgan.

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

In September 2015, Target informed us that it would not renew the license agreement covering sales of Cherokee branded products in the U.S., which expires at the end of its current term on January 31, 2017 for most Cherokee branded products. The license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues in Fiscal 2017. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to Cherokee until its expiration. Target has started to reduce sales of Cherokee branded products in anticipation of the expiration of this license agreement, and we expect that Target will continue to reduce sales of Cherokee branded product throughout Fiscal 2017 to no less than its minimum annual royalty. As a result, we may have declining and/or minimal revenues from Target in the third and fourth quarters of Fiscal 2017. Our relationship with Target for the Liz Lange brand has been renewed through January 31, 2018.

During the Six Months, we entered into eight new wholesale licensing arrangements covering sales of products bearing our Cherokee brand in the United States. We anticipate that these wholesale licensing arrangements may generate different trends in our liquidity after they become effective. Thus, as we begin to receive royalty payments from these wholesale licensees and to the extent we pursue similar wholesale arrangements in the future, their lower minimum royalty obligations and consistent royalty rates could cause our cash flows from operating activities to be more strongly influenced by the seasonality of the retail business and thus subject to more material fluctuations between periods.

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

As of July 30, 2016, we were not the guarantor of any material third‑ party obligations and we did not have any irrevocable repurchase obligations.

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

As of July 30, 2016, we had approximately $19 million in principal amount of outstanding indebtedness owed under our credit facility with JPMorgan, which is due at various maturity dates beginning in August 2017 and ending in October 2020. We may seek to refinance all or a portion of this indebtedness before its applicable maturity date. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all.

Pursuant to the approval of our Board of Directors, during the Second Quarter we repurchased and retired 60,082 shares of our common stock in open market transactions at a weighted average purchase price of $12.24 and for an aggregate purchase price of approximately $735,000. Further repurchases of our common stock or the declaration and payment of any future dividends or repurchases of our common stock are subject to limited exceptions, are subject to negative covenants contained in our credit facility and, assuming the satisfaction or waiver by JPMorgan of such covenants, would be made solely at the discretion of our Board of Directors and would be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors. Additionally, should an established and marketable brand or similar equity property become available on favorable terms, we would consider using our liquidity to fund such an acquisition opportunity, subject to obtaining any consent required under our credit facility with JPMorgan.

Seasonality

We have agreed to certain contractual royalty rate reductions with Target for sales of certain Cherokee branded products in various product categories in the U.S. in each fiscal year, which apply for future sales during the applicable fiscal year as certain sales volume thresholds are achieved. Historically, with Target, this has caused the Company to record its highest revenues and profits in its first quarter and its lowest revenues and profits in its fourth quarter. However, such historical patterns may vary in the future depending upon the terms of any new license agreements, retail sales volumes achieved in each quarter from Target and revenues the Company receives that are not subject to reduced royalty rates based upon cumulative sales. In Fiscal 2018, and in future fiscal years, we do not anticipate this trend to continue due to the expiration of the Target license agreement at the end of Fiscal 2017. As a result, beginning in Fiscal 2018 we will no longer be subject to royalty rate reductions over the course of the year for sales of our Cherokee branded products in the U.S., as our new wholesale license agreements covering these products include a fixed royalty rate that is consistent throughout the year and typically have their highest wholesales in our fourth quarter of each fiscal year. Typically, U.S. wholesalers and retailers have their highest sales in the fourth quarter for the holiday season.

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

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our credit facility with JPMorgan, a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for the Six Months.

Foreign Currency

We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar, and significant fluctuations in exchange rates could materially impact our results of operations and cash flows. For the Six Months, revenues from international licensing activities comprised 30% of our consolidated revenues. A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $0.6 million during the Six Months, which represents 3% of our consolidated revenues reported for the period. Such change is not considered to represent a material effect on our results of operations or cash flows.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 30, 2016.

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

Royalty revenues from our Cherokee brand at Target Corporation (“Target”) accounted for greater than 40% of our consolidated revenues during each of Fiscal 2015, 2016 and the first six months of Fiscal 2017. In September 2015, Target informed us that it would not renew its license agreement covering sales of Cherokee branded products in the U.S., which expires at the end of its current term on January 31, 2017 for most Cherokee branded products. The license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate minimum annual royalties to us in Fiscal 2017 until its expiration. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to us until its expiration. If Target were to reduce its sales of Cherokee branded products prior to expiration of its license, even if Target continues to pay the minimum annual royalties required under the license agreement with Target, any increased revenues we may receive from other licensees or franchisees may not be sufficient to offset such a reduction in royalty revenues from Target. Replacing the royalty payments received from Target is a significant challenge, and we might not be successful in doing so. If we are not successful in replacing the Target royalty payments with equal or greater payments from other partners, including, for instance, our newly engaged wholesale licensees that will sell Cherokee branded products in a wide range of categories in the U.S., the termination of this license agreement on January 31, 2017 could have an adverse effect upon our revenues and cash flows. Our relationship with Target for the Liz Lange brand has been renewed through January 31, 2018. We acquired the Liz Lange brand in part based upon our expectation that revenues from Target for this brand would grow in future periods, although such revenue growth may never occur.

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

The failure of our licensees or franchisees to sell products bearing our brands or products that otherwise generate royalties to us, to pay us royalties for such products or to renew their license or franchise agreements with us could result in a decline in our results of operations.

Our revenues are dependent on royalty payments made to us under our license and franchise agreements. Although the license agreements for our brands in many cases provide for guaranteed minimum royalty payments to us, the failure of our licensees or franchisees to satisfy their obligations under their agreements with us, their decision to not renew their agreements with us or their inability to grow or maintain their businesses could cause our revenues to suffer. Further, while we are substantially dependent on our relationships with Target and Kohl’s and expect to continue to be at least through Fiscal 2017 when our agreement with Target for the Cherokee brand will expire, the concurrent failure by several of our other material licensees or franchisees to meet their financial obligations to us or to renew their respective license or franchise agreements could materially and adversely impact our results of operations and our financial condition.

Our franchise business exposes us to numerous risks.

In connection with our acquisition of the Flip Flop Shops brand in October 2015, we acquired, and became the franchisor under, a number of franchise agreements with franchisees of this brand. Many of these franchisees maintain one or more Flip Flop Shops retail stores located across the globe, including in the U.S., Canada, the Caribbean, the Middle East and South Africa. This new Flip Flop Shops franchise business exposes us to a variety of risks, including, among others, that: (i) we may not be able to find capable and experienced franchisees who can implement the Flip Flop Shops brand concept and strategies we believe are necessary for the future growth of this brand or sell merchandise and operate stores in a manner consistent with our standards and requirements; (ii) even if we are able to attract capable franchise owners, these franchisees may not be able to open new Flip Flop Shops retail stores in a timely manner, or manage and maintain them once opened, they may not be able to secure desirable site locations, obtain adequate financing, construct and develop new store locations without delays and attract qualified operating personnel; (iii) the third party brands that are sold at Flip Flop Shops stores could decline in popularity or decide to stop selling their merchandise at some or all of the Flip Flop Shops store locations; (iv) neighborhood or economic conditions or other demographic patterns where existing or new Flip Flop Shops stores are located could decline or otherwise change in a negative way; and (v) our franchise business is subject to complex and varying franchise laws and regulations imposed by the U.S. federal, state and foreign jurisdictions in which we operate, and we may need to devote significant costs and resources in order to learn and comply with these laws and regulations, and we may be subject to various penalties, including monetary fines or other sanctions, if we fail to comply with these laws and regulations. If any of these risks were to materialize, the reputation of the Flip Flop Shops brand or our other brands could be damaged, sales volume at one or more Flip Flop Shops store locations could decline, Flip Flop Shops franchises may be terminated, the Flip Flop Shops brand name may not grow as we anticipate, or our franchise revenues relating to this brand could be limited, curtailed or reduced, any of which could harm our performance and prospects.

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

Wholesale arrangements do not typically have minimum annual royalty obligations to the magnitude of some of our Direct to Retail licensing arrangements including those with Target and Kohl’s. Additionally, our new wholesale license agreements for the Cherokee brand are not subject to reducing royalty rates based upon cumulative sales levels. As we begin to recognize revenues from these new wholesale licensees and to the extent we pursue similar wholesale arrangements in the future, their lower minimum royalty obligations and consistent royalty rates could cause our performance and cash flows to be more strongly influenced by the seasonality of the retail business and thus subject to more material fluctuations between periods, and could also cause our aggregate annual royalty revenues to decline if retail sales volume for our brands decreases and we become dependent upon minimum royalty obligations.

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

We franchise our Flip Flop Shops brand and market and license our other brands outside the United States. Many of our licensees and franchisees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees and franchisees. During the first six months of Fiscal 2017, approximately 30% of our revenues were derived from our international licensees. We face numerous risks in doing business outside the United States, including: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees and franchisees; (iv) competition from foreign companies; (v) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (vi) less effective and less predictable protection and enforcement of our intellectual property; (vii) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

We regularly evaluate opportunities to acquire or represent new brands. During our three most recently completed fiscal years, we have consummated three such acquisitions: our acquisition of the Hawk and Tony Hawk signature apparel brands in January 2014; our acquisition of the Everyday California Lifestyle brand in May 2015; and our acquisition of the Flip Flop Shops brand in October 2015. We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio of products and services or expand the breadth of our markets. Our experience integrating acquired assets and businesses is limited, and we may not be successful in realizing the expected benefits from an acquisition. Our future success depends, in part, upon our ability to manage an expanded portfolio of brands, which could involve significantly increased costs and pose substantial challenges for management. Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating the brands; (ii) significant future charges relating to the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and failure to retain key employees of any acquired businesses; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) diversion of management’s attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; (viii) risks associated with foreign acquisitions or otherwise entering new geographic or customer markets, including regional differences in consumer preferences, branding standards and the general conduct of business, less effective and less predictable protection and enforcement of intellectual property in some foreign jurisdictions and other risks related to doing business outside the United States; and (ix) risks associated with new types of business arrangements in which we have no or limited prior experience, such as, for instance, our acquisition of franchise agreements and entry into the franchising business upon our acquisition of the Flip Flop Shops brand in October 2015. Accordingly, our recent acquisitions as well as any future transactions that we pursue could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We entered into a credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) in September 2012 and we increased the size of the credit facility in January 2013, January 2014 and October 2015, in each case in connection with our acquisition of new brands or new rights relating to existing brands. Approximately $19 million in principal amount was outstanding under our credit facility as of July 30, 2016, and is evidenced by (i) three term notes, which were issued on January 31, 2013, January 10, 2014 and October 13, 2015 in the principal amounts of $16.6 million, $19 million and $6 million, respectively, and (ii) a revolving line of credit, pursuant to which we may borrow up to $2 million in principal and under which no amounts are outstanding as of July 30, 2016. Our outstanding indebtedness under the credit facility is due at various maturity dates beginning in August 2017 and ending in October 2020.

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

In addition, our level of indebtedness generally could adversely affect our operations and liquidity, by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, product development and capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures, brand acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to the approval of our Board of Directors, during the Second Quarter we repurchased and retired 60,082 shares of our common stock in open market transactions at a weighted average purchase price of $12.24 and for an aggregate purchase price of approximately $735,000.

The following table presents the details of our stock repurchases during the Second Quarter:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2016 – May 28, 2016	—	—	—	—
May 29, 2016 – July 2, 2016	60,082	$12.24	—	—
July 3, 2016 – July 30, 2016	—	—	—	—
Total	60,082	$12.24	—	—

(1)	All purchases were made pursuant to open market transactions. The number of shares purchased in each monthly period is based on the trade date of such sales.
(2)	Average price paid excludes any brokerage fees or commissions paid in connection with purchases.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit
10.1

Fourth Amendment to Credit Agreement and Waiver, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Cherokee’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016).

10.2

Fourth Amendment to Term Note, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to Cherokee’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016).

10.3

Third Amendment to Line of Credit Note, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to Cherokee’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016).

10.4

Second Amendment to Term Note B-1, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to Cherokee’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016).

10.5

First Amendment to Term Note B-2, dated as of May 27, 2016, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.5 to Cherokee’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016).

10.6#	Cherokee Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Cherokee’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016).

10.7#

Amended and Restated Executive Employment Agreement, dated July 11, 2016, by and between Cherokee Inc. and Henry Stupp  (incorporated by reference to Exhibit 10.1 to Cherokee’s Current Report on Form 8-K filed with the SEC on July 14, 2016).

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at July 30, 2016 and January 30, 2016; (ii) Consolidated Statement of Operations for the three and six months ended July 30, 2016 and August 1, 2015; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended July 30, 2016; (iv) Consolidated Statements of Cash Flows for the six months ended July 30, 2016 and August 1, 2015; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

*	Filed herewith.

**Furnished herewith.

#Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 8, 2016

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)