Form 10-Q
period 2016-10-29
CHEROKEE INC
filed 2016-12-08
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2016.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 2, 2016
Common Stock, $.02 par value per share	12,951,284

CHEROKEE INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

(amounts in thousands, except share and per share amounts)

	October 29,	January 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$7,457	$6,534
Receivables	6,702	7,365
Income taxes receivable	896	707
Prepaid expenses and other current assets	492	425
Total current assets	15,547	15,031
Intangible assets, net	52,559	53,195
Deferred tax asset	933	1,136
Property and equipment, net	1,124	1,151
Other assets	34	35
Total assets	$70,197	$70,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$5,074	$2,195
Current portion of long term debt	8,514	8,456
Deferred revenue—current	285	479
Accrued compensation payable	450	891
Total current liabilities	14,323	12,021
Long term liabilities:
Long term debt	8,639	15,068
Other non-current	1,425	1,388
Total liabilities	24,387	28,477
Commitments and Contingencies (Note 4)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 8,713,534 shares issued and outstanding at October 29, 2016 and 8,720,012 issued and outstanding at January 30, 2016	174	174
Additional paid-in capital	29,070	27,822
Retained earnings	16,566	14,075
Total stockholders’ equity	45,810	42,071
Total liabilities and stockholders’ equity	$70,197	$70,548

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Royalty revenues	$6,495	$8,098	$25,646	$26,810
Selling, general and administrative expenses	7,476	5,415	19,366	14,776
Amortization of intangible assets	229	212	683	633
Operating income (loss)	(1,210)	2,471	5,597	11,401
Other income (expense):
Interest expense	(152)	(169)	(514)	(509)
Interest income and other income (expense), net	—	46	78	45
Total other expense, net	(152)	(123)	(436)	(464)
Income (Loss) before income taxes	(1,362)	2,348	5,161	10,937
Income tax provision (benefit)	(489)	802	1,936	3,889
Net income (loss)	$(873)	$1,546	$3,225	$7,048
Net income (loss) per common share attributable to common stockholders:
Basic earnings (loss) per share	$(0.10)	$0.18	$0.37	$0.81
Diluted earnings (loss) per share	$(0.10)	$0.17	$0.37	$0.79
Weighted average common shares outstanding attributable to common stockholders:
Basic	8,713	8,713	8,719	8,659
Diluted	8,713	8,891	8,759	8,876

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net income (loss)	$(873)	$1,546	$3,225	$7,048
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(873)	$1,546	$3,225	$7,048

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at January 30, 2016	8,720	$174	$27,822	$14,075	$42,071
Stock-based compensation	—	—	1,792	—	1,792
Tax effect from stock option exercises and equity issuances	—	—	(373)	—	(373)
Stock option exercises and equity issuances, net of tax	54	1	(171)	—	(170)
Retirement of common stock	(60)	(1)	—	(734)	(735)
Net income	—	—	—	3,225	3,225
Balance at October 29, 2016	8,714	$174	$29,070	$16,566	$45,810

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Nine Months Ended
	October 29, 2016	October 31, 2015
Operating activities:
Net income	$3,225	$7,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	393	322
Amortization of intangible assets	683	633
Deferred income taxes	(495)	(229)
Stock-based compensation	1,792	1,607
Excess tax benefit from stock-based payment arrangements	—	(267)
Other, net	39	264
Changes in operating assets and liabilities:
Receivables	663	(591)
Prepaids and other current assets	(68)	(45)
Income taxes receivable and payable, net	136	853
Accounts payable and other accrued payables	2,748	45
Deferred revenue	(26)	90
Accrued compensation	(441)	(908)
Net cash provided by operating activities	8,649	8,822
Investing activities:
Purchases of trademarks, including registration and renewal cost	(47)	(67)
Cash paid for business acquisitions, net of cash acquired	—	(12,881)
Purchase of property and equipment	(366)	(334)
Net cash used in investing activities	(413)	(13,282)
Financing activities:
Proceeds from JPMorgan Term Notes	—	6,000
Payments of JPMorgan Term Notes	(6,408)	(5,508)
Issuance of common stock	(171)	—
Purchase and retirement of common stock	(734)	—
Debt discount and deferred financing costs	—	(30)
Proceeds from exercise of stock options	—	1,859
Excess tax benefit from stock-based payment arrangements	—	267
Net cash used in financing activities	(7,313)	2,588
Increase (decrease) in cash and cash equivalents	923	(1,872)
Cash and cash equivalents at beginning of period	6,534	7,581
Cash and cash equivalents at end of period	$7,457	$5,709
Cash paid during period for:
Income taxes	$2,367	$3,394
Interest	$477	$467

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 29, 2016 and for the three and nine month periods ended October 29, 2016 and October 31, 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and Article 10 of Regulation S-X. These consolidated financial statements include the accounts of Cherokee Inc. (“Cherokee” or the “Company”) and its consolidated subsidiaries and have not been audited by independent registered public accountants, but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee are necessary for a fair statement of the Company’s financial position and the results of operations for the periods presented. All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of January 30, 2016 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for an audited balance sheet. The results of operations for the three and nine month periods ended October 29, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending January 28, 2017 or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

As used herein, the term “First Quarter” refers to the three months ended April 30, 2016; the term “Second Quarter” refers to the three months ended July 30, 2016; the term “Third Quarter” refers to the three months ended October 29, 2016; the term “Nine Months” refers to the nine months ended October 29, 2016; the term “Fiscal 2019” refers to the fiscal year ending February 2, 2019; the term “Fiscal 2018” refers to the fiscal year ending February 3, 2018; the term “Fiscal 2017” refers to the fiscal year ending January 28, 2017; the term “Fiscal 2016” refers to the fiscal year ended January 30, 2016; and the term “Fiscal 2015” refers to fiscal year ended January 31, 2015.

(2)   Summary of Significant Accounting Policies

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company’s licensees or franchisees, current economic conditions, bankruptcy, and other factors that may affect the Company’s licensees’ or franchisees’ ability to pay. There was no allowance for doubtful accounts as of October 29, 2016 or January 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents. At October 29, 2016 and January 30, 2016, the Company’s cash and cash equivalents exceeded Federal Deposit Insurance Corporation limits.

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

The Company’s agreement with Target Corporation (“Target”) covering sales of Cherokee branded products in the U.S. accounts for a large portion of the Company’s historical revenues and, for most such products, is structured to provide royalty rate reductions once certain cumulative levels of retail sales are achieved by Target. With respect to Target’s sales in the U.S. of Cherokee branded products other than in the school uniforms category and adult products sold on Target’s website, revenue is recognized by applying the reduced contractual royalty rates prospectively to point of sale data after defined sales thresholds are exceeded. The royalty rate reductions do not apply retroactively to sales since the beginning of the fiscal year. As a result, the Company’s historical royalty revenues as a percentage of Target’s retail sales in the U.S. are highest at the beginning of each fiscal year and decrease during the fiscal year as Target exceeds sales thresholds as set forth in the Company’s agreement with Target. The amount of Cherokee brand royalty revenue earned by the Company from Target in any quarter is dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative level of retail sales for most Cherokee branded products in the U.S. for the fiscal year. Historically, with Target, this has caused the Company to record its highest revenues and profits in its first quarter and its lowest revenues and profits in its fourth quarter. Any continuation of the Company’s historical revenue and profit patterns or development of any new revenue or profit patterns will depend upon, among other things, the terms of the Company’s license and franchise agreements, including the Target license agreement through the remainder of Fiscal 2017, the terms of any new license or franchise agreements, and retail sales volumes achieved from Target in the remaining quarter of its agreement and the Company’s other licensees and franchisees that are not subject to reduced royalty rates based upon cumulative sales.

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

Foreign Withholding Taxes

Licensing and franchising revenue is recognized gross of withholding taxes that are remitted by the Company’s licensees and franchisees directly to their local tax authorities.

Deferred Financing Costs and Debt Discount

Deferred financing costs and debt discounts are capitalized and amortized into interest expense over the life of the debt.

Property and Equipment

Property and equipment consist of the following:

(amounts in thousands)	October 29, 2016	January 30, 2016
Computer Equipment	$589	$561
Software	174	79
Furniture and Fixtures	1,936	1,706
Leasehold Improvements	436	436
Less: Accumulated depreciation	(2,011)	(1,631)
Property and Equipment, net	$1,124	$1,151

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

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven years, or the remaining term of the corresponding license agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the applicable lease term. Depreciation expense was $137 and $393 for the three and nine month periods ended October 29, 2016, respectively, and $115 and $322 for the three and nine month period ended October 31, 2015, respectively.

Earnings (Loss) Per Share Computation (amounts in thousands, including share amounts)

The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (“EPS”) computations for the three and nine month periods ended October 29, 2016 and October 31, 2015:

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Numerator:
Net income (loss)-numerator for net income (loss) per common share and net income (loss) per common share assuming dilution	$(873)	$1,546	$3,225	$7,048

Denominator:
Denominator for net income (loss) per common share — weighted average shares	8,713	8,713	8,719	8,659
Effect of dilutive securities:
Stock options	—	178	40	217

Denominator for net income (loss) per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	8,713	8,891	8,759	8,876

The computation for the diluted number of shares excludes unexercised stock options that are anti-dilutive. There were 1,020 and 720 shares underlying anti-dilutive stock options for the three and nine month periods ended October 29, 2016, respectively, and 335 and 198 shares underlying anti-dilutive stock options for the three and nine month period ended October 31, 2015, respectively.

Basic EPS is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Significant Contracts

The terms of the Company’s relationship with Target are set forth in a restated license agreement with Target, which was entered into effective as of February 1, 2008 and amended (i) on January 31, 2013 to add the category of school uniforms, (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee branded products in the category of adult merchandise sold on Target’s website (target.com) beginning in Fiscal 2015 and (iii) on January 6, 2014 to reflect Target’s election to renew the agreement through January 31, 2017 and to provide that Target can renew the agreement for successive two (2) year periods, provided that it satisfies the minimum annual royalty payment of $10,500 for the preceding fiscal year (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee trademarks in various specified categories of merchandise. In September 2015, Target informed the Company that the Restated Target Agreement would not be renewed and will terminate at the end of its current term, which expires January 31, 2017 (except with respect to Cherokee branded products in the school uniforms category, which will expire at the end of its current term on January 31, 2018). The Restated Target Agreement, including the existing royalty obligations, will remain in effect and continue to generate revenues to Cherokee until its expiration.

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

The Company estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the consolidated statements of operations. The compensation expense recognized for all stock-based awards is net of estimated forfeitures over the award’s service period.

Stock-based compensation expense recognized in selling, general and administrative expenses for stock options for the Third Quarter and Nine Months was $245 and $792, as compared to $319 and $774 for the third quarter and nine months ended October 31, 2015.

A summary of activity for the Company’s stock options for the Nine Months is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, at January 30, 2016	1,113,003	$17.50	4.06	1,339
Granted	18,000	$12.24
Exercised	—	$—
Canceled/forfeited	(156,167)	$18.23
Outstanding, at October 29, 2016	974,836	$17.29	3.92	—
Vested and Exercisable at October 29, 2016	677,824	$15.90	3.23	—

As of October 29, 2016, total unrecognized stock-based compensation expense related to unvested stock options was approximately $1,315, which is expected to be recognized over a weighted average period of approximately 1.57 years. The total fair value of all options that vested during the Nine Months was $1,300.

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

Stock-based compensation expense for restricted stock units and performance stock units for the Third Quarter and Nine Months was $296 and $1,000 compared to $345 and $833 for the third quarter and nine months ended October 31, 2015.

A summary of activity for the Company’s restricted stock units and performance stock units for the Nine Months is as follows:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested stock at January 30, 2016	196,500	$21.67
Granted	19,500	$10.31
Vested	(65,831)	$21.10
Forfeited	(5,000)	$17.81
Unvested stock at October 29, 2016	145,169	$20.54

As of October 29, 2016, total unrecognized stock-based compensation expense related to restricted stock units and performance stock units was approximately $2,144, which is expected to be recognized over a weighted average period of approximately 1.61 years.

Intangible Assets

The Company holds various trademarks including Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Everyday California®, Flip Flop Shops®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in a number of other countries. The Company also holds trademark applications for Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Everyday California, Flip Flop Shops, Sideout, Sideout Sport, Carole Little, Saint Tropez-West, Chorus Line, All That Jazz, and others, in numerous countries. The Company intends to renew these registrations, as appropriate, prior to expiration. The Company monitors on an ongoing basis unauthorized uses of the Company’s trademarks, and relies primarily upon a combination of trademark, copyright, know-how, trade secrets, and contractual restrictions to protect the Company’s intellectual property rights both domestically and internationally. Refer to Note 7 “Subsequent Events” as it relates to intangible assets.

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

Goodwill is evaluated for the possibility of impairment at least annually or when events or circumstances indicate a potential impairment.

Intangible assets consist of the following:

(amounts in thousands)	October 29, 2016	January 30, 2016
Acquired Trademarks	$60,754	$60,754
Other Trademarks	8,763	8,717
Franchise Agreements	1,300	1,300
Goodwill	100	100
Total Intangible Assets, gross	70,917	70,871
Accumulated amortization	(18,358)	(17,676)
Total Intangible Assets, net	$52,559	$53,195

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

Income Taxes

Income tax benefit of $489 was recognized for the Third Quarter, resulting in an effective tax rate of 35.9% in the Third Quarter, as compared to 34.2% in the third quarter of Fiscal 2016 and compared to 34.1% for the full year of Fiscal 2016. The effective tax rate for the Third Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of operations. The total amount of interest and penalties recognized in the consolidated statements of operations for the Third Quarter was $0 as compared with $(36) in the third quarter of Fiscal 2016. As of October 29, 2016 and January 30, 2016, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $0.

The Company files income tax returns in the U.S. federal and California and certain other state jurisdictions. For federal income tax purposes, the fiscal year ended February 2, 2013 and later tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, the fiscal year ended January 28, 2012 and later tax years remain open for examination by the tax authorities under a four year statute of limitations.

Marketing and Advertising

Generally, the Company’s licensees fund their own advertising programs. Cherokee’s marketing, advertising and promotional costs were approximately $1,059 and $858 for the nine month periods ended October 29, 2016 and October 31, 2015, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories, thus providing an identifiable benefit to Cherokee. The amounts paid for such marketing expenses during the nine month periods ended October 29, 2016 and October 31, 2015 were approximately $521 and $396, respectively, and are included in the Company’s total marketing, advertising and promotional costs.

Deferred Rent and Lease Incentives

When a lease includes lease incentives (such as a rent abatement) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight‑line basis over the term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets. For leasehold allowances, the Company records a deferred lease credit on the consolidated balance sheets and amortizes the deferred lease credit as a reduction of rent expense in the consolidated statements of operations over the term of the lease.

Comprehensive Income (Loss)

Authoritative guidance establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the three and nine months ended October 29, 2016 and October 31, 2015, the Company had no comprehensive income (loss) components and accordingly, net income (loss) equals comprehensive income (loss).

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

As of October 29, 2016, Cherokee’s total borrowings under the Credit Agreement totaled approximately $17,211 and are evidenced by: (i) a term note that was originally issued as of September 4, 2012 (as amended, the “2013 Term Note”), which was issued in the principal amount of $16,600 and of which approximately $3,544 was outstanding as of October 29, 2016; (ii) a term note that was originally issued as of January 10, 2014 (as amended, the “2014 Term Note”), which was issued in the principal amount of $19,000 and of which approximately $8,867 was outstanding as of October 29, 2016; (iii) a term note that was originally issued October 13, 2015 (as amended, the “2015 Term Note” and, together with the 2013 Term Note and the 2014 Term Note, the “Term Notes”), which was issued in the principal amount of $6,000 and of which approximately $4,800 was outstanding as of October 29, 2016; and (iv) a line of credit note that was originally issued as of September 4, 2012 (as amended, the “Revolver”) which provides Cherokee with a revolving line of credit in the principal amount of $2,000,  none of which was outstanding as of October 29, 2016. Pursuant to amendments to the Credit Agreement, the Term Notes and the Revolver dated May 27, 2016, the maturity dates thereof were amended as follows: (i) the maturity date of the 2013 Term Note is August 31, 2017; (ii) the maturity date of the 2014 Term Note is December 31, 2018; (iii) the maturity date of the 2015 Term Note is October 13, 2020; and (iv) if any amounts are outstanding thereunder, the maturity date of the Revolver is June 30, 2017. The principal outstanding under each Term Note is to be repaid on a quarterly basis in equal principal installments, with any remaining principal balance due on the maturity date of the Term Note. The Term Notes bear interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the 1 month LIBOR rate plus 2.5%. Pursuant to the Credit Agreement, the definition of “senior funded debt ratio” requires that Cherokee not exceed a ratio equal to (i) 2.25 to 1.00 until the fiscal quarter ended January 30, 2016, and (ii) 2.00 to 1.00 thereafter.

Consistent with the existing terms of the Credit Agreement, the amounts owed thereunder are secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee and its subsidiaries, as applicable. In addition, the Credit Agreement includes various restrictions and covenants regarding the operation of Cherokee’s business, including covenants that require Cherokee to obtain JPMorgan’s consent in certain circumstances before Cherokee can: (i) incur additional indebtedness, (ii) make acquisitions, mergers or consolidations in excess of $5,000 on an aggregate basis, (iii) issue any equity securities other than pursuant to Cherokee’s employee equity incentive plans or programs or (iv) repurchase or redeem any outstanding shares of common stock, other than stock repurchases in an aggregate amount not to exceed $1,000, or pay dividends or other distributions, other than stock dividends, to Cherokee’s stockholders. The Credit Agreement also imposes financial covenants, including: (i) a minimum “fixed charge coverage ratio” of at least 1.2 to 1.0 and (ii) a limitation of Cherokee’s “senior funded debt ratio” as described above. Further, Cherokee has granted a security interest in favor of JPMorgan in all of Cherokee’s assets (including trademarks) as collateral for the amounts borrowed under the Credit Agreement. As of October 29, 2016, the Company was in compliance with its financial and other covenants under the Credit Agreement. If an event of default occurs under the Credit Agreement that is not forborne, cured or waived in accordance with the terms of the Credit Agreement, JPMorgan has the right to terminate its obligations under the Credit Agreement, accelerate the payment on any unpaid balance of the Credit Agreement and exercise any other rights it may have, including foreclosing on our assets under the related security agreements.

Refer to Note 7 “Subsequent Events” as it relates to credit agreements.

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

Litigation Reserves

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the Company’s results of operations and financial position. The Company may also be involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of October 29, 2016 or January 30, 2016 related to any of the Company’s legal proceedings.

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

	Three Months Ended		Nine Months Ended
(amounts in thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
U.S. and Canada	$3,959	$5,725	$17,949	$19,534
Asia	1,119	996	3,313	2,801
Latin America	577	557	1,752	1,710
United Kingdom and Europe	148	170	366	681
All Others	692	650	2,266	2,084
Total	$6,495	$8,098	$25,646	$26,810

Long-lived tangible assets were located in the U.S., United Kingdom, Mexico and Asia with net values of approximately $787,  $99,  $215 and $23, respectively, as of October 29, 2016 and with net values of approximately $818,  $54,  $234 and $44, respectively, as of January 30, 2016.

(6) Stock Repurchases

Pursuant to the approval of our board of directors (“Board of Directors”), during the Second Quarter we repurchased and retired 60,082 shares of our common stock in open market transactions at a weighted average purchase price of $12.24 and for an aggregate purchase price of approximately $735.

(7)   Subsequent Events

Hi-Tec Acquisition

On November 29, 2016, the Company entered into a share purchase agreement (the “SPA”) with Sunningdale Corporation Limited (the “Seller”) and Irene Acquisition Company B.V., pursuant to which the Company agreed to acquire all of the issued and outstanding share capital of Hi-Tec Sports International B.V. (“Hi-Tec”) for a cash purchase price of 90,000 EURO on a cash-free debt-free basis, based on normalized working capital (the “Hi-Tec Acquisition”). The Hi-Tec Acquisition closed on December 7, 2016.

Hi-Tec and its subsidiaries are a Dutch footwear business that design, market and sell footwear globally, primarily under the Hi-Tec and Magnum brands. Hi-Tec sells its products through major retailers, independent distributors, licensees, government contracts and direct to consumer. Through the sale of certain of the operating assets of Hi-Tec and its subsidiaries to certain of Hi-Tec's operating partners and/or distributors (the “Sale Transactions”), the Company intends to convert the Hi-Tec business to a branded licensing model consistent with its business model of identifying and securing wholesale and retail licensing partners for the commercial exploitation of the intellectual property acquired, including the Hi-Tec and Magnum trademarks acquired and retained by the Company in the Hi-Tec Acquisition.

In connection with the closing of the Hi-Tec Acquisition, substantially all of the then-existing indebtedness of Hi-Tec has been repaid. The SPA contains customary warranties and indemnities for a Dutch transaction. Subject to certain carve-outs and qualifications as set forth in the SPA and subject to certain limited exceptions, the Company’s recourse for breaches of warranties under the SPA will be to a warranty and indemnity insurance policy.

The Company funded the purchase price of the Hi-Tec Acquisition through cash on hand, proceeds from the Sale Transactions, the prepayment of the first year of guaranteed minimum royalties under license agreements with certain operating partners and/or distributors of Hi-Tec, net proceeds of a public offering of the Company’s common stock, proceeds from a new credit facility with Cerberus, and proceeds from a receivables funding loan extended by one of the Company’s directors, each of which is described below.

Sale Transactions and License Agreements

On November 29, 2016, the Company and/or its affiliated entities entered into sales agreements with operating partners and/or distributors of Hi-Tec, including Carolina Footwear Group, LLC and Batra Limited. These sales agreements provide for the sale of certain of the operating assets of Hi-Tec and its subsidiaries to these operating partners and/or distributors. The aggregate cash purchase price of the Sale Transactions is approximately $25,000, based on expected working capital and subject to certain post-closing adjustments. The Sales Transactions closed approximately concurrently with the closing of the Hi-Tec Acquisition on December 7, 2016.

Consistent with the Company’s planned conversion of the Hi-Tec business, the Company continues to own the intellectual property assets of Hi-Tec following the Sale Transactions, and certain of the operating partners and/or distributors have entered into license agreements with the Company to license certain trademarks of Hi-Tec from, and pay royalties to, the Company. Under the associated license agreements, certain of the operating partners and/or distributors of Hi-Tec have licensed certain trademarks of Hi-Tec in the United States, Canada, the United Kingdom, continental Europe, South Africa and other jurisdictions in Africa. The Company used the prepayment of the first year of guaranteed minimum royalties under these license agreements to pay approximately $7,000 of the purchase price for the Hi-Tec Acquisition.

Public Offering

On November 29, 2016, the Company entered into an underwriting agreement with Roth Capital Partners, LLC (the “Underwriter”) relating to the firm commitment public offering (the “Offering”) of 4,237,750 shares of the Company’s common stock, including an additional 552,750 shares of its common stock to cover over-allotments, at a public offering price of $9.50 per share for net proceeds to the Company of approximately $38,000, after deducting the underwriting discount and estimated offering expenses payable by the Company. The Offering closed on December 2, 2016 and the net proceeds of the Offering have been used to fund a portion of the purchase price for the Hi-Tec Acquisition.

Cerberus Credit Facility

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company entered into a senior secured credit facility with Cerberus, as administrative agent and collateral agent for the lenders from time to time party thereto, pursuant to which the Company is permitted to borrow (i) up to $5,000 under a revolving credit facility, and (ii) up to $45,000 under a term loan facility. Also on December 7, 2016, the Company utilized $45,000 under the Cerberus term loan facility and has used a portion of such borrowings to fund the Hi-Tec Acquisition, including the repayment of the outstanding indebtedness of Hi-Tec, and, as described in Note 3 above, to repay all amounts owed under the Credit Agreement with JPMorgan. The Company expects to use the remaining amount of borrowings under the Cerberus credit facility for general working capital.

The Cerberus credit facility is secured by a first priority lien on, and security in, substantially all of the Company’s assets and those of the Company’s subsidiaries, is guaranteed by our subsidiaries and has a five-year term. The Cerberus credit facility bears interest at a rate per annum equal to either the rate of interest publicly announced from time to time by JPMorgan in New York, New York as its reference rate, base rate or prime rate or LIBOR plus, in each case, the applicable margin and subject to the applicable rate floor. Borrowings under the Cerberus credit facility are subject to certain maintenance and other fees. The terms of the Cerberus credit facility include financial covenants that set financial standards the Company will be required to maintain and operating covenants that impose various restrictions and obligations regarding the operation of the Company’s business, including covenants that require the Company to obtain Cerberus’s consent before the Company can take certain specified actions.

Receivables Funding Loan

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company entered into an unsecured receivables funding loan agreement for $5,000 with Jess Ravich, the Chairman of the Board of Directors. The receivables funding loan bears interest at a rate of 9.5% per annum and is subject to a fee equal to 2.5% of the principal amount of the loan, of approximately $125, which was paid at closing. The outstanding principal and accrued interest under the receivables funding loan will be due and payable 180 days after the closing of the Hi-Tec Acquisition. The proceeds of the receivables funding loan have been used to fund a portion of the purchase price for the Hi-Tec Acquisition. The Company expects that certain accounts receivable assets that are expected to be collected in the ordinary course of business will be used to repay the receivables funding loan.

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

As used in this MD&A and elsewhere in this report, “Cherokee”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, the term “First Quarter” refers to the three months ended April 30, 2016; the term “Second Quarter” refers to the three months ended July 30, 2016; the term “Third Quarter” refers to the three months ended October 29, 2016; the term “Nine Months” refers to the nine months ended October 29, 2016; the term “Fiscal 2018” refers to the fiscal year ending February 3, 2018; the term “Fiscal 2017” refers to the fiscal year ending January 28, 2017; the term “Fiscal 2016” refers to the fiscal year ending January 30, 2016; and the term “Fiscal 2015” refers to fiscal year ended January 31, 2015.

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

We own the registered trademarks or trademark applications for Cherokee®, Liz Lange®, Completely Me by Liz Lange®, Hawk®, Tony Hawk®, Everyday California®, Flip Flop Shops®, Hi-Tec®, Magnum®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others. All other trademarks, trade names and service marks included in this MD&A or elsewhere in this report are the property of their respective owners.

Overview

Cherokee is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Sideout, Carole Little, Everyday California, Flip Flop Shops, Hi-Tec and Magnum and related trademarks and other brands in multiple consumer product categories and sectors. We are one of the leading global licensors of style focused lifestyle brands for apparel, footwear, home products and accessories. As part of our business strategy, we frequently evaluate other brands and trademarks for acquisition into our portfolio. We enter into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them our proprietary 360-degree platform. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. We have also entered into wholesale arrangements for the manufacture and sale of products bearing certain of our brands, including eight new wholesale arrangements with distributors and anticipate they will begin selling product at retail bearing our Cherokee brand at retail in the United States in early Fiscal 2018. In addition, we have franchise relationships for the Flip Flop Shops brand with franchisees that operate Flip Flop Shops retail stores located worldwide.

We believe our retail responsiveness process and 360-degree unique value proposition have allowed us to address the growing power of the consumer and the present and future needs of the retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe we have become a key strategic partner to our licensees. As of October 29, 2016,  we had forty-five effective license agreements covering domestic and international markets, twenty-six of which pertained to the Cherokee brand.

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

Recent Developments

Hi-Tec Acquisition and Related Transactions

Hi-Tec Acquisition

On November 29, 2016, we entered into a share purchase agreement (the “SPA”) with Sunningdale Corporation Limited (the “Seller”) and Irene Acquisition Company B.V., pursuant to which we agreed to acquire all of the issued and outstanding share capital of Hi-Tec Sports International B.V. (“Hi-Tec”) for a cash purchase price of 90 million EURO on a cash-free debt-free basis, based on normalized working capital (the “Hi-Tec Acquisition”). Subject to post-closing adjustments, and after giving effect to the sale of certain of the operating assets of Hi-Tec and its subsidiaries to certain of Hi-Tec's operating partners and/or distributors (the “Sale Transactions,”), the purchase price for the Hi-Tec intellectual property assets to be retained by us is approximately $62.0 million. The Hi-Tec Acquisition closed on December 7, 2016.

Hi-Tec and its subsidiaries are a Dutch footwear business that design, market and sell footwear globally, primarily under the Hi-Tec and Magnum brands. Hi-Tec sells its products through major retailers, independent distributors, licensees, government contracts and direct to consumer. Through the Sale Transactions, we intend to convert the Hi-Tec business to a branded licensing model consistent with its business model of identifying and securing wholesale and retail licensing partners for the commercial exploitation of the intellectual property acquired, including the Hi-Tec and Magnum trademarks acquired and retained by us in the Hi-Tec Acquisition.

In connection with the closing of the Hi-Tec Acquisition, substantially all of the then-existing indebtedness of Hi-Tec has been repaid. The SPA contains customary warranties and indemnities for a Dutch transaction. Subject to certain carve-outs and qualifications as set forth in the SPA and subject to certain limited exceptions, our recourse for breaches of warranties under the SPA will be to a warranty and indemnity insurance policy.

We funded the purchase price of the Hi-Tec Acquisition through cash on hand, proceeds from the Sale Transactions, the prepayment of the first year of guaranteed minimum royalties under license agreements with certain operating partners and/or distributors of Hi-Tec, net proceeds of a public offering of our common stock, proceeds from a new credit facility with Cerberus, and proceeds from a receivables funding loan extended by one of our directors, each of which is described below.

Sale Transactions and License Agreements

On November 29, 2016, we entered into sales agreements with operating partners and/or distributors of Hi-Tec, including Carolina Footwear Group, LLC and Batra Limited. These sales agreements provide for the sale of certain of the operating assets of Hi-Tec and its subsidiaries to these operating partners and/or distributors. The aggregate cash purchase price of the Sale Transactions is approximately $25.0 million, based on expected working capital and subject to certain post-closing adjustments. The Sales Transactions closed approximately concurrently with the closing of the Hi-Tec Acquisition on December 7, 2016.

Consistent with our planned conversion of the Hi-Tec business, we continues to own the intellectual property assets of Hi-Tec following the Sale Transactions, and certain of the operating partners and/or distributors have entered into license agreements with us to license certain trademarks of Hi-Tec from, and pay royalties to, us. Under the associated license agreements, certain of the operating partners and/or distributors of Hi-Tec have licensed certain trademarks of Hi-Tec in the United States, Canada, the United Kingdom, continental Europe, South Africa and other jurisdictions in Africa. We used the prepayment of the first year of guaranteed minimum royalties under these license agreements to pay approximately $7.0 million of the purchase price for the Hi-Tec Acquisition.

Public Offering

On November 29, 2016, we entered into an underwriting agreement with Roth Capital Partners, LLC (the “Underwriter”) relating to the firm commitment public offering (the “Offering”) of 4,237,750 shares of our common stock, including an additional 552,750 shares of its common stock to cover over-allotments, at a public offering price of $9.50 per share for net proceeds to us of approximately $38.0 million, after deducting the underwriting discount and estimated offering expenses payable by us. The Offering closed on December 2, 2016 and the net proceeds of the Offering have been used to fund a portion of the purchase price for the Hi-Tec Acquisition.

Cerberus Credit Facility

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, we entered into a senior secured credit facility with Cerberus, as administrative agent and collateral agent for the lenders from time to time party thereto, pursuant to which we are permitted to borrow (i) up to $5.0 million under a revolving credit facility, and (ii) up to $45.0 million under a term loan facility. Also on December 7, 2016, we utilized $45.0 million under the Cerberus term loan facility and has used a portion of such borrowings to fund the Hi-Tec Acquisition, including the repayment of the outstanding indebtedness of Hi-Tec, and, as described in Note 3 above, to repay all amounts owed under the Credit Agreement with JPMorgan. We expect to use the remaining amount of borrowings under the Cerberus credit facility for general working capital.

The Cerberus credit facility is secured by a first priority lien on, and security in, substantially all of our assets and those of our subsidiaries, is guaranteed by our subsidiaries and has a five-year term. The Cerberus credit facility bears interest at a rate per annum equal to either the rate of interest publicly announced from time to time by JPMorgan in New York, New York as its reference rate, base rate or prime rate or LIBOR plus, in each case, the applicable margin and subject to the applicable rate floor. Borrowings under the Cerberus credit facility are subject to certain maintenance and other fees. The terms of the Cerberus credit facility include financial covenants that set financial standards we will be required to maintain and operating covenants that impose various restrictions and obligations regarding the operation of the Company’s business, including covenants that require us to obtain Cerberus’s consent before we can take certain specified actions.

Receivables Funding Loan

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, we entered into an unsecured receivables funding loan agreement for $5.0 million with Jess Ravich, the Chairman of the Board of Directors. The receivables funding loan bears interest at a rate of 9.5% per annum and is subject to a fee equal to 2.5% of the principal amount of the loan, of $0.1 million, which was paid at closing. The outstanding principal and accrued interest under the receivables funding loan will be due and payable 180 days after the closing of the Hi-Tec Acquisition. The proceeds of the receivables funding loan have been used to fund a portion of the purchase price for the Hi-Tec Acquisition. We expect that certain accounts receivable assets that are expected to be collected in the ordinary course of business will be used to repay the receivables funding loan.

Stock Repurchases

Pursuant to the approval of our board of directors (“Board of Directors”) in June 2016, we repurchased and retired 60,082 shares of our common stock in open market transactions at a weighted average purchase price of $12.24 and for an aggregate purchase price of approximately $735,000.

New Licensee Partners

During the Nine Months, we have acquired new licensees for our brands in the United States in an effort to expand our portfolio of licensee partners. Below is a discussion of certain license agreements that we entered into in the Nine Months:

Cherokee

In the Nine Months, we entered into license agreements with nine wholesale distributors to distribute a variety of categories of products bearing the Cherokee brand within the U.S. to various retailers beginning in Fiscal 2018. The categories cover a wide range of Cherokee products including men’s and boy’s casual sportswear, sweaters and outerwear; newborn, infant and toddler boys and girls clothing and layette; girl’s active wear, sportswear, dresses, denim, and sweaters; and swimwear and sleepwear.

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

Multi-Brand

Star Brands

In August 2016, we entered into a license agreement with Star Brands. This agreements covers a broad range of apparel and other products for the Cherokee, Tony Hawk, Sideout and Liz Lange brands in Brazil.

Critical Accounting Policies and Estimates

There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates its estimates and assumptions on an ongoing basis. Management bases its estimates on historical and anticipated results, trends and various other assumptions that are believed to be reasonable under the circumstances, including expectations about future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

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

Refer to our Annual Report and Note 2 to the consolidated financial statements included in this report for a discussion of our policies on revenue recognition, deferred taxes, impairment of long-lived assets, contingencies and litigation and accounting for stock-based compensation.

See Note 2 to our consolidated financial statements included in this report for a description of recent accounting pronouncements.

Results of Operations

The table below sets forth certain of our consolidated financial data for the periods indicated. Historical results are not necessarily indicative of results to be expected in the current period or in future periods.

	Three Months ended	Three Months ended	Nine Months Ended	Nine Months Ended
(amounts in thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Royalty revenues	$6,495	$8,098	$25,646	$26,810
Selling, general and, administrative expenses	7,705	5,627	20,049	15,409
Operating income (loss)	(1,210)	2,471	5,597	11,401
Interest expense and other expense, net	(152)	(123)	(436)	(464)
Income tax provision (benefit)	(489)	802	1,936	3,889
Net income (loss)	$(873)	$1,546	$3,225	$7,048

Revenues

In the three and nine month periods ended October 29, 2016, our revenues totaled $6.5 and $25.6 million, respectively, compared to $8.1 and $26.8 million in the three and nine month periods ended October 31, 2015, respectively. The decrease in revenues between periods was principally due to a decrease in North American royalties as we transition from Target to our new wholesale licensing partners for sales of Cherokee branded products in the United States. The decrease is partially offset by an increase in royalties from our licensees in South America, India, the Middle East, South Africa and Asia as the demand for Cherokee-branded and other products continues to grow, as well as a full quarter of Flip Flop Shops franchise royalties as compared to a partial quarter in the prior year period (as we acquired the Flip Flop Shops brand in October 2015). Revenues for periods were primarily generated from licensing our trademarks to retailers and, to a lesser extent, to wholesalers, our share of licensing revenues from brand representation licensing agreements with other brand owners and franchise fees and royalty revenues received from franchisees of our Flip Flop Shops brand in periods after October 2015.

Because we do not have direct oversight over our licensees and franchisees, we may not have all the information necessary to assess the impact on our operations of changes in price, volume or amount of products sold or the introduction of new products, or to otherwise determine or predict the specific reasons why revenue may increase or decrease in any given period.

In the Nine Months, we entered into several new wholesale licensing arrangements covering sales of products bearing our Cherokee brand in the U.S. We anticipate that these wholesale licensing arrangements will help to diversify our sources of revenue and licensee or other partner relationships and provide additional avenues to obtain brand recognition and grow our Company. For further discussion on wholesale licensing arrangements, see Item 1A, “Risk Factors”.

Given our contractual royalty rate reductions as certain sales volume thresholds are achieved by Target for Cherokee branded products in various product categories in the U.S., historically, this has caused the Company to record its highest revenues and profits in its first quarter and its lowest revenues and profits in its fourth quarter. However, in Fiscal 2018, and in future fiscal years, we do not anticipate this trend to continue due to the expiration of the Target license agreement at the end of Fiscal 2017. As a result, beginning in Fiscal 2018, we will no longer be subject to royalty rate reductions over the course of the year for sales of our Cherokee branded products in the U.S., as our new wholesale license agreements covering these products include a fixed royalty rate that is consistent throughout the year. As U.S. wholesalers and retailers, including our new wholesale licensees, typically record their highest sales in the fourth quarter for the holiday season, we anticipate that our performance in future periods could be more strongly influenced by this seasonality of the retail business and potentially subject to more material fluctuations between periods. Any continuation of the Company’s historical revenue and profit patterns or development of any new revenue or profit patterns will depend upon, among other things, the terms of the Company’s license and franchise agreements, including the Target license agreement through the remainder of Fiscal 2017, the terms of any new license or franchise agreements, and retail sales volumes achieved from Target in the remaining quarter of its agreement and the Company’s other licensees and franchisees that are not subject to reduced royalty rates based upon cumulative sales.

During Fiscal 2015 and Fiscal 2016, Target reached its annual minimum guarantee of $10.5 million in the third quarter of each respective year. Due to the expiration of the Target license agreement at the end of Fiscal 2017, Target has transitioned away from sales of the Cherokee brand as we approach the expiration of this license agreement. Because retail sales did not exceed the contractual minimum guarantee in the Third Quarter, royalty revenues from our Cherokee brand at Target were $1.1 million, which is the recognition of the balance of the minimum guarantee over the final two quarters of the contract. Cherokee-brand royalties received from Target during the first nine months of Fiscal 2017 were $9.4 million with the balance of the minimum guarantee of $10.5 million expected to be recorded during the fourth quarter of Fiscal 2017. As a result, we expect declining and/or minimal revenues from Target in fourth quarter of Fiscal 2017. However, we anticipate that we will record revenue in the fourth quarter of Fiscal 2017 from our new wholesale arrangements with our domestic licensees for Cherokee branded products as we expect them to begin delivering products to retailers during the fourth quarter, with our new retailer partnerships selling these products commencing in early Fiscal 2018. See Item 1A, “Risk Factors”, for additional information such as the risk of replacing Target’s royalty payments for Cherokee branded products on a long-term basis will be a significant challenge.

We anticipate that our Flip Flop Shops brand contribution as a percentage of total revenues will increase in future periods as additional shops open. We anticipate revenues will fluctuate depending upon the number of shops opened both domestically and internationally in any given period, as well as royalty fluctuations based on seasonal demand, brand offerings, promotions and the number of existing shops open.

In December 2016, we completed the Hi-Tec Acquisition, in which we acquired the intellectual property assets of Hi-Tec, including the Hi-Tec and Magnum trademarks. In connection with the Hi-Tec Acquisition, we also entered into license agreements with certain of Hi-Tec’s operating partners and/or distributors. Under the license agreements, the operating partners and/or distributors have licensed certain trademarks of Hi-Tec in the United States, Canada, the United Kingdom, continental Europe, South Africa and other jurisdictions in Africa.

Revenues By Brand

The following table sets forth our revenues by brand for the three and nine months ended October 29, 2016 and October 31, 2015:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total
Royalty Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Cherokee Brand Royalty Revenues	$4,141	64%	$6,134	76%	$18,365	72%	$20,226	76%
Hawk Brand Royalty Revenues	1,262	19%	1,200	15%	3,669	14%	3,750	14%
Liz Lange Brand Royalty Revenues	577	9%	565	7%	1,835	7%	1,965	7%
Flip Flop Shops Brand Royalty Revenues	354	6%	—	—	1,153	5%	—	—
All Other Brand Revenues	161	2%	199	2%	624	2%	869	3%
Total Royalty Revenues	$6,495	100%	$8,098	100%	$25,646	100%	$26,810	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for the three and nine months ended October 29, 2016 and October 31, 2015:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total
Geographic Royalty Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
U.S. and Canada	$3,959	61%	$5,725	71%	$17,949	70%	$19,534	73%
Asia	1,119	17%	996	12%	3,313	13%	2,801	10%
Latin America	577	9%	557	7%	1,752	7%	1,710	6%
United Kingdom and Europe	148	2%	170	2%	366	1%	681	3%
All others	692	11%	650	8%	2,266	9%	2,084	8%
Total Royalty Revenues	$6,495	100%	$8,098	100%	$25,646	100%	$26,810	100%

U.S. and Canada

Our largest licensees in the U.S. generally are Target and Kohl’s, which together contributed 36% and 53% of our consolidated revenues for the Third Quarter and the Nine Months, respectively and 58% and 62% of our consolidated revenues for the third quarter and first nine months of Fiscal 2016. In Canada, we transitioned from Target Canada to Sears Canada for our Cherokee and Liz Lange brands.

Target. Currently, Target has the exclusive rights to Cherokee branded products for all product categories in the U.S. and has approximately 1,800 stores in the U.S. Retail sales of Cherokee branded products at Target in the U.S. were lower in the Third Quarter at approximately $44 million, down from approximately $259 million in the third quarter of Fiscal 2016. Target pays royalty revenues to us based on a percentage of its sales of Cherokee branded products pursuant to our license agreement with Target. The license agreement is structured to provide royalty rate reductions for Target after it has achieved certain levels of retail sales of Cherokee branded products in certain product categories in the U.S. during each fiscal year. Target also pays fixed royalty rates for Target’s sales of Cherokee branded products in the adult merchandise category that are made by Target through its website (target.com) and sales of Cherokee branded products in the category of school uniforms. In addition, Target pays a fixed percentage of net sales of products bearing the Liz Lange brand in the U.S.

Under the terms of the license agreement with Target, the minimum annual royalty payment from Target is $10.5 million, which applies to all sales of Cherokee branded products made by Target in the United States other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum annual royalty payment of $0.8 million).

Royalty revenues from our Cherokee brand at Target, excluding sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category, were $1.1 million and $9.4 million in the Third Quarter and Nine Months, respectively, which accounted for 18% and 37% of our consolidated revenues for the respective periods. Royalty revenues from our Cherokee brand at Target, excluding sales of Cherokee branded products in Canada and Cherokee branded products sold in the school uniforms category, were $3.5 million and $12.5 million for the third quarter and first nine months of Fiscal 2016, respectively, which accounted for 41%, and 47% of our consolidated revenues for the respective periods.

The decrease in royalties is due to the expiration of the Target license agreement at the end of Fiscal 2017, as Target has transitioned away from sales of the Cherokee brand as we approach the expiration of this license agreement in January 2017. We expect that Target will continue to transition Cherokee branded product throughout Fiscal 2017 to no less than its annual minimum guarantee of $10.5 million, the balance of which will be recorded during the fourth quarter of Fiscal 2017.

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

Because retail sales did not exceed the contractual minimum guarantees, royalty revenues from our Hawk brand at Kohl’s remained flat between periods at $1.2 million and $3.6 million in the Third Quarter and Nine Months, respectively, which accounted for 19% and 14% of our consolidated revenues for the respective periods.

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

Latin America, Asia and Others

Our other international royalty revenues are generated from licensees in Japan, China, Mexico, South Africa, Peru, Chile, India, and other territories. Other international royalty revenues in the Third Quarter increased to $2.5 million from $2.4 million in the third quarter of Fiscal 2016, representing a 6.9% increase. Other international royalty revenues in the Nine Months increased to $7.7 million from $7.3 million in the first nine months of Fiscal 2016, representing a 5.8% increase. The increase was principally due to strength in the Japanese market. In local currencies, the majority of our international licensees had growth in retail sales for the Nine Months.

The majority of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against applicable foreign currencies. Conversely, any strengthening of the U.S. dollar against an international licensee’s foreign currency results in lower royalty revenues from such licensee. As the U.S. dollar remained relatively stable, we estimate no material cumulative effect on our revenues due to applicable foreign currency exchange rates during the Nine Months in comparison to the first nine months of Fiscal 2016.

Selling, General and Administrative Expenses

The following table sets forth detailed information regarding the components for selling, general and administrative expenses for the three and nine months ended October 29, 2016 and October 31, 2015:

	Three Months ended	Three Months ended	Nine Months Ended	Nine Months Ended
(amounts in thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$2,440	$2,332	$7,424	$6,796
Corporate expenses	1,307	1,209	3,711	3,394
Transaction costs/U.S. Business development/IP Protection Costs	2,447	619	3,813	802
Marketing expenses	422	264	1,688	1,282
Product development expenses	183	212	545	573
Non cash stock compensation	540	664	1,792	1,607
Depreciation and amortization	366	327	1,076	955
Total selling, general, administrative and amortization expenses	$7,705	$5,627	$20,049	$15,409

Selling, general and administrative expenses, including amortization of trademarks, were $7.7 million and $20.0 million in the Third Quarter and Nine Months, respectively, compared to $5.6 million and $15.4 in the third quarter and first nine months of Fiscal 2016, respectively, representing an increase of $2.1 million between quarters and $4.6 million between the nine-month periods. The increase in selling, general, and administrative expenses between quarters was primarily related to an increase in professional fees from legal and due diligence expenses associated with the Hi-Tec Acquisition and its related transactions, an increase in business development expenses related to the identification and establishment of new brand licensees in the U.S. and expenses associated with franchising our Flip Flop Shops brand, which we acquired in October 2015. For the Nine Months, the increase in selling, general, and administrative expenses was primarily related to an increase in professional fees from legal and due diligence expenses associated with the Hi-Tec Acquisition and its related transactions, an increase in business development expenses related to the identification and establishment of new brand licensees in the U.S., an increase in non-cash stock compensation expense and expenses associated with franchising our Flip Flop Shops brand, which we acquired in October 2015.

Interest and Other Income or Expense

Our interest expense for the Third Quarter and Nine Months was $0.2 million and $0.4 million, respectively, compared to $0.1 million and $0.5 million for the third quarter and first nine months of Fiscal 2016, respectively. Interest expense primarily consists of interest payments under our credit facility with JPMorgan.

Tax Provision (Benefit)

During the Third Quarter and Nine Months, we recorded a tax benefit of $0.5 million and a tax provision of  $1.9 million, respectively, which equates to an effective tax rate of 35.9% and 37.5% for the respective periods, as compared to a tax provision of $0.8 million and $3.9 million, and an effective tax rate of 34.2% and 35.6% recorded for the third quarter and first nine months of Fiscal 2016, respectively. The effective tax rate for the Third Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

Net Income (Loss)

During the Third Quarter our net loss was $0.9 million and during the Nine Months our net income was $3.2 million, or $(0.10) and $0.37 per diluted share, respectively, compared to net income of $1.5 million and $7.0 million, or $0.17 and $0.79 per diluted share, respectively, for the third quarter and first nine months of Fiscal 2016.

Liquidity and Capital Resources

Cash Flows

On October 29, 2016, we had cash and cash equivalents of $7.5 million, which increased $1.0 million from January 30, 2016.

Cash provided by our operations during the Nine Months and the first nine months of Fiscal 2016 was $8.6 million and $8.8 million, respectively. The decrease of $0.2 million during the Nine Months was primarily due to changes in: (i) net income, which decreased by $3.8 million between periods; (ii) accounts receivable, which increased cash by $0.7 million in the Nine Months as compared to a decrease of $0.6 million in the first nine months of Fiscal 2016; (iii) taxes receivable and payable, net, which increased cash by $0.1 million in the Nine Months as compared to an increase of $0.9 million in the first nine months of Fiscal 2016; (iv) accounts payable and other accrued payables, which increased cash by $2.7 million in the Nine Months as compared to no change in the first nine months of Fiscal 2016; and (v) accrued compensation, which decreased cash by $0.4 million in the Nine Months as compared to a decrease in cash of $0.9 million in the first nine months of Fiscal 2016.

Cash used in investing activities was $0.4 million during the Nine Months, which consisted of capital expenditures for property and equipment and trademark registration and renewal costs. In comparison, during the first nine months of Fiscal 2016, cash used in investing activities was $13.3 million, which consisted of capital expenditures for property and equipment and trademark registration and renewal costs, as well as costs associated with acquisitions of intangible assets relating to Everyday California and Flip Flop Shops.

Cash used in financing activities was $7.3 million during the Nine Months, which consisted of $6.4 million in principal payments on our outstanding term loans under our former credit agreement with JPMorgan, $0.7 million in repurchase of common stock and $0.2 million in issuance of common stock. In comparison, cash provided by financing activities was $2.6 million during the first nine months of Fiscal 2016, which consisted of proceeds of $6.0 million, from a new term loan under our former credit agreement with JPMorgan for the Flip Flop Shops acquisition, proceeds of $1.9 million from exercises of stock options and excess tax benefit from share-based payment arrangements of $0.3 million, partially offset by principal payments of $5.5 million on our outstanding term loans under our former credit agreement with JPMorgan.

Credit Facilities

In September 2012, we entered into a credit facility with JPMorgan. Approximately $17.2 million in principal amount was outstanding under the JPMorgan credit facility as of October 29, 2016.1 The terms of the JPMorgan credit facility included various restrictions and covenants regarding the operation of our business and financial covenants that set financial standards we must maintain. As collateral for the JPMorgan credit facility, we granted a security interest in favor of JPMorgan in all of our assets (including trademarks), and our indebtedness was guaranteed by our wholly owned subsidiaries. See Note 3 to our condensed consolidated financial statements included in this report for additional information about our JPMorgan credit facility. As described below, as of the date of this report, all amounts owed under the JPMorgan credit facility have been repaid and the credit agreement, together with all term notes and the revolving line of credit thereunder, have been terminated and cancelled.

On December 7, 2016, we entered into a senior secured credit facility with Cerberus, pursuant to which we are permitted to borrow (i) up to $5.0 million under a revolving credit facility, and (ii) up to $45.0 million under a term loan facility. Also on December 7, 2016, we drew down $45.0 million under the Cerberus term loan facility and have used a portion of such borrowings to fund the Hi-Tec Acquisition, including the repayment of the outstanding indebtedness of Hi-Tec, and to repay all amounts owed under our JPMorgan credit facility. We expect to use the remaining amount of borrowings under the Cerberus credit facility for general working capital. Our borrowings under the Cerberus credit facility are subject to certain maintenance and other fees. The terms of the Cerberus credit facility include financial covenants that set financial standards we will be required to maintain and operating covenants that impose various restrictions and obligations regarding the operation of our business, including covenants that require us to obtain Cerberus’s consent before we can take certain specified actions. As collateral for the Cerberus credit facility, we granted a first priority security interest in favor of Cerberus in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries.

Sources of Liquidity

We expect our primary sources of liquidity to be cash flow generated from operations, cash and cash equivalents currently on hand, and up to $5.0 million of funds available to us pursuant to the revolving credit facility with Cerberus. We believe our cash flow from operations, together with our cash and cash equivalents currently on hand and access to funds pursuant to the revolving line of credit, will be sufficient to meet our working capital, capital expenditure and other commitments and otherwise support our operations for the next twelve months.

Our license agreement with Target for most Cherokee branded products will expire on January 31, 2017. The license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues through the end of Fiscal 2017 until its expiration. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues until its expiration. Target has started to reduce sales of Cherokee branded products in anticipation of the expiration of this license agreement, and we expect that Target will continue to reduce sales of Cherokee branded product through the remainder of Fiscal 2017 to no less than its minimum annual royalty of $10.5 million. As a result, we expect declining revenues from Target in the fourth quarter of Fiscal 2017. Additionally, our ability to generate cash from our other licensees and franchisees in replacement of Target’s royalty payments on a long-term basis is uncertain.

During the Nine Months, we entered into nine new wholesale licensing arrangements covering sales of products bearing our Cherokee brand in the United States. We anticipate that these wholesale licensing arrangements may generate different trends in our liquidity after they become effective. For example, these wholesale arrangements do not have minimum annual royalty obligations to the magnitude of our license agreement with Target and are not subject to reducing royalty rates throughout the year based upon cumulative sales levels. Thus, as we begin to receive royalty payments from these wholesale licensees and to the extent we pursue similar wholesale arrangements in the future, their lower minimum royalty obligations and consistent royalty rates could cause our cash flows from operating activities to be more strongly influenced by the seasonality of the retail business and thus subject to more material fluctuations between periods and, if retail sales volume for the Cherokee brand decreases and we were to become dependent upon minimum royalty obligations, could also cause our cash flows from operating activities to decline.

We cannot predict our revenues and cash flows that will be generated from operations in future periods, and our revenues and cash flows could be materially lower than we expect. If our revenues and cash flows are lower than we anticipate, or if our expenses are higher than we anticipate, then we may not have sufficient cash available to fund our planned operations and we could fail to comply with the terms of our credit facility with Cerberus or our other contractual commitments. In that case, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities or seek funds from other sources, which may not be available when needed, on acceptable terms or at all. See Item 1A, “Risk Factors”, for additional information.

As of October 29, 2016, we were not the guarantor of any material third party obligations and we did not have any irrevocable repurchase obligations.

Uses of Liquidity

Our cash requirements over the next twelve months are primarily to fund our operations and working capital, to make payments of principal and interest under our credit facility with Cerberus, at our discretion and subject to the terms of the credit facility, to repurchase shares of our common stock or pay dividends as determined by our Board of Directors, and, to a lesser extent, to fund capital expenditures.

As of October 29, 2016, we had approximately $17.2 million in principal amount of outstanding indebtedness owed under our former credit facility with JPMorgan, all of which has been repaid. As of the date of this report, we have approximately $45.0 million in principal amount of outstanding indebtedness under our credit facility with Cerberus, which is due in December 2021. We may seek to refinance all or a portion of this indebtedness in the future. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all.

Pursuant to the approval of our Board of Directors, in June 2016 we repurchased and retired 60,082 shares of our common stock in open market transactions at a weighted average purchase price of $12.24 and for an aggregate purchase price of approximately $735,000. Further repurchases of our common stock or the declaration and payment of any future dividends or repurchases of our common stock are subject to limited exceptions, subject to negative covenants contained in our credit facility and, assuming the satisfaction or waiver by Cerberus of such covenants, would be made solely at the discretion of our Board of Directors and would be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors. Additionally, should an established and marketable brand or similar equity property become available on favorable terms, we would consider using our liquidity to fund such an acquisition opportunity, subject to obtaining any consent required under our credit facility with Cerberus.

Seasonality

We have agreed to certain contractual royalty rate reductions with Target for sales of certain Cherokee branded products in various product categories in the U.S. in each fiscal year, which apply for future sales during the applicable fiscal year as certain sales volume thresholds are achieved. Historically, with Target, this has caused the Company to record its highest revenues and profits in its first quarter and its lowest revenues and profits in its fourth quarter. However, in Fiscal 2018, and in future fiscal years, we do not anticipate this trend to continue due to the expiration of the Target license agreement at the end of Fiscal 2017. As a result, beginning in Fiscal 2018, we will no longer be subject to royalty rate reductions over the course of the year for sales of our Cherokee branded products in the U.S., as our new wholesale license agreements covering these products include a fixed royalty rate that is consistent throughout the year. As U.S. wholesalers and retailers, including our new wholesale licensees, typically record their highest sales in the fourth quarter for the holiday season, we anticipate that our performance in future periods could be more strongly influenced by this seasonality of the retail business and potentially subject to more material fluctuations between periods. Any continuation of the Company’s historical revenue and profit patterns or development of any new revenue or profit patterns will depend upon, among other things, the terms of the Company’s license and franchise agreements, including the Target license agreement through the remainder of Fiscal 2017, the terms of any new license or franchise agreements, and retail sales volumes achieved from Target in the remaining quarter of its agreement and the Company’s other licensees and franchisees that are not subject to reduced royalty rates based upon cumulative sales.

During Fiscal 2015 and Fiscal 2016, Target reached its annual minimum guarantee of $10.5 million in the third quarter of each respective year. Due to the expiration of the Target license agreement at the end of Fiscal 2017, Target has transitioned away from sales of the Cherokee brand as we approach the expiration of this license agreement. Cherokee-brand royalties received from Target during the first nine months of Fiscal 2017 were $9.4 million with the balance of the minimum guarantee of $10.5 million expected to be recorded during the fourth quarter of Fiscal 2017. As a result, we expect declining and/or minimal revenues from Target in fourth quarter of Fiscal 2017. However, we anticipate that we will record revenue in the fourth quarter of Fiscal 2017 from our new wholesale arrangements with our domestic licensees for Cherokee branded products as we expect them to begin delivering products to retailers during the fourth quarter, with our new retailer partnerships selling these products commencing in early Fiscal 2018.

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

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our credit facility with JPMorgan, a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for the Nine Months.

Foreign Currency

We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar, and significant fluctuations in exchange rates could materially impact our results of operations and cash flows. For the Nine Months, revenues from international licensing activities comprised 33% of our consolidated revenues. A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $0.9 million during the Nine Months, which represents 3% of our consolidated revenues reported for the period. Such change is not considered to represent a material effect on our results of operations or cash flows.

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

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2016.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that could harm our business. We are not currently aware of any such legal proceedings or claims to which we or our subsidiaries are a party or to which any of our property is subject that we believe will have, individually or in the aggregate, a material effect on our business, financial condition or results of operations.

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

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensees’ net sales of licensed products. Additionally, franchisees of our Flip Flop Shops brand pay us a percentage of their net sales. Merchandise bearing our Cherokee, Carole Little, Sideout, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk and Everyday California, Hi-Tec and Magnum brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, as well as merchandise sold by Flip Flop Shops retail shops, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona, and Route 66. Factors that shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to the retailer on a national basis. In recognition of what we believe is an increasing trend toward consolidation of retailers, our business plan in the United States focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers, engaging wholesalers to manufacture products bearing our brands and sell these products to retailers and, to a lesser extent, entering into franchise relationships with Flip Flop Shops retail store owners. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our franchisees’ ability to sell products bearing our or third-party brands, and the ability of our licensees and franchisees to respond to ever-changing consumer demands. Failures with respect to any of these factors could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products. Further, we cannot control the level of resources that our licensees or franchisees commit to supporting our brands, and our licensees may choose to support products bearing other brands to the detriment of our brands because our agreements generally do not prevent our licensees from licensing or selling products of, our competitors. In addition, we compete with other companies owning established trademarks, which have entered into, and could continue to enter into, similar arrangements with retailers and wholesale manufacturers in the U.S. and internationally, including with our existing retail and wholesale partners, thereby competing with us for consumer attention, limited floor and rack space in the same stores in which our branded products are sold and time and resources of wholesale licensees that manufacture our products.

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

Our business is largely dependent on royalties from Target, which will no longer sell Cherokee branded products after the end of Fiscal 2017.

Currently, Target Corporation (“Target”) has the exclusive rights to Cherokee branded products for all product categories in the United States. Royalty revenues from our Cherokee brand at Target accounted for greater than 35% of our consolidated revenues during each of Fiscal 2015, 2016 and the first nine months of Fiscal 2017. However, our license agreement with Target covering sales of most Cherokee branded products in the United States will expire and will not be renewed at the end of its current term on January 31, 2017. The license agreement with Target, including the existing royalty obligations, will remain in effect and continue to generate revenues through the end of Fiscal 2017 until its expiration. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to us until its expiration. Target has started to reduce sales of Cherokee branded products in anticipation of the expiration of this license agreement, and we expect that Target has continued to reduce sales of Cherokee branded product through the remainder of Fiscal 2017 to no less than its minimum annual royalty of $10.5 million. As a result, we expect declining and/or minimal revenues from Target in the fourth quarter of Fiscal 2017, and any increased revenues we may receive from other licensees or franchisees during this period, including our new wholesale licensees for the Cherokee brand, may not be sufficient to offset the continuing reduction in royalty revenues from Target. Replacing the royalty payments received from Target, on a short-term and a long-term basis, is a significant challenge, and we might not be successful in doing so. If we are not successful in replacing the Target royalty payments with equal or greater payments from other partners, including, for instance, our newly engaged wholesale licensees that will sell Cherokee branded products in a wide range of categories in the U.S., the termination of this license agreement on January 31, 2017 could have an adverse effect upon our revenues and cash flows.

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

Additionally, in wholesale arrangements, we have limited ability to control various aspects of the manufacturing process, including access to raw materials, the timing of delivery of finished products, and the quality of finished products or manufacturing costs. Our wholesale licensees or any other wholesale licensees we may engage in the future may not be able to produce finished products of the quality or in the quantities that are sufficient to meet retailer demand, in a timely manner or at all, which could result in an inability to generate revenue from any such products and loss of retailer confidence in our brands. On the other hand, wholesale licensees may produce inventory in excess of retailer and consumer demand, in which case over-supply may cause retail prices of products bearing our brands to decline. Additionally, there may be delays in the manufacturing process over which we may have no control, including shortages of raw materials, labor disputes, backlogs or insufficient devotion of resources to the manufacture of products bearing our brands. Further, we compete with other brand owners for the time and resources of our wholesalers, which could curtail or limit our ability to engage new or maintain relationships with existing wholesale licensee partners on acceptable terms or at all. Interruptions in the supply of products bearing our brands to retailers or lapses in quality could adversely impact our reputation and financial condition. Further, the unplanned loss of any of our wholesale licensees could lead to inadequate market coverage for retail sales of products bearing our brands, create negative impressions of us and our brands with retailers and consumers and add downward pressure on prices of products bearing our brands as a result of liquidating a former wholesaler’s inventory of such products.

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

We franchise our Flip Flop Shops brand and market and license our other brands outside the United States. Many of our licensees and franchisees are located outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees and franchisees. During the first nine months of Fiscal 2017, approximately 30% of our revenues were derived from our international licensees. We face numerous risks in doing business outside the United States, including, among others: (i) unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements; (ii) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers; (iii) difficulties in attracting and retaining qualified personnel to manage foreign licensees and franchisees; (iv) competition from foreign companies; (v) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (vi) less effective and less predictable protection and enforcement of our intellectual property; (vii) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (viii) potentially adverse tax consequences; and (ix) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act and applicable foreign anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

We hold various trademarks for our brands, including Cherokee, Liz Lange, Completely Me by Liz Lange, Hawk, Tony Hawk, Everyday California, Hi-Tec, Magnum, Flip Flop Shops, Sideout and Carole Little and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in numerous other countries and we also hold trademark applications for these brands in a number of other countries, although the laws of many countries may not protect our intellectual property rights to the same extent as the laws of the United States and, as a result, adequate protection in these jurisdictions may be unavailable or limited. These actions taken by us to establish and protect our trademarks and other proprietary rights might not prevent imitation of our products, infringement of our intellectual property rights by unauthorized parties or other challenges to our intellectual property ownership, or prevent the loss of licensing or franchise revenue or other damages caused thereby, including a reduction in value of our licenses that could make it easier for competitors of our licensees to capture increased market share. If any of these events occurs, our business prospects, financial condition, results of operations and liquidity could be materially harmed. In the future, we may be required to assert infringement claims against third parties, and one or more parties may assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor. Further, if any adverse ruling in any such matter occurs, any resulting limitations in our ability to market or license our brands could reduce the value of our licenses and our intellectual property assets and otherwise have a material adverse effect on our business, financial condition and results of operations.

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

Our success is highly dependent upon the continued services of our key executives and employees, including, Henry Stupp, our Chief Executive Officer and a member of our Board of Directors, Howard Siegel, our President and Chief Operating Officer, Jason Boling, our Chief Financial Officer, and Brian Curin, the President of our subsidiary FFS Holdings, LLC, which manages our Flip Flop Shops franchise operations. We have a limited number of employees and Mr. Stupp’s and our other executives’ leadership and experience in the apparel licensing industry and Mr. Curin’s expertise in the franchising industry are important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives or other employees. The loss of the services of Mr. Stupp or our other key executives or employees could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

We may encounter difficulties in connection with acquisitions or other strategic transactions and we may not realize the expected benefits from these transactions.

We regularly evaluate opportunities to acquire or represent new brands. During the current fiscal year and our three most recently completed fiscal years, we have consummated four such acquisitions: our acquisition of the Hawk and Tony Hawk signature apparel brands in January 2014; our acquisition of the Everyday California Lifestyle brand in May 2015; our acquisition of the Flip Flop Shops brand in October 2015; and our acquisition of the Hi-Tec and Magnum brands in December 2016 in an acquisition we refer to as the “Hi-Tec Acquisition.” We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio of products and services or expand the breadth of our markets. Our experience integrating acquired assets and businesses is limited, and we may not be successful in realizing the expected benefits from an acquisition. Our future success depends, in part, upon our ability to manage an expanded portfolio of brands, which could involve significantly increased costs and pose substantial challenges for management.

Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating new brands or other assets; (ii) significant future charges relating to the amortization of intangible assets; (iii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iv) difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, including any failure to retain key employees, customers, vendors, manufacturers or other service providers or partners of any acquired businesses and any failure to convert and integrate acquired assets into our branded licensing business model; (v) unanticipated costs associated with an acquisition, including accounting and legal charges, capital expenditures, and transaction expenses; (vi) any inability to realize the intended synergies and other benefits of the acquisition or transaction, particularly if our assumptions about sales, revenues, operating expenses and costs of acquired assets or businesses turn out to be wrong; (vii) diversion of management’s attention from our core business or our existing brand portfolio; (viii) adverse effects on existing business relationships with our partners; (ix) risks associated with foreign acquisitions or otherwise entering new geographic or customer markets, such as, for instance, our acquisition of the Hi-Tec and Magnum brands in December 2016, including regional differences in consumer preferences, branding standards and the general conduct of business, less effective and less predictable protection and enforcement of intellectual property in some foreign jurisdictions and other risks related to doing business outside the United States; and (x) risks associated with new types of business arrangements in which we have no or limited prior experience, such as, for instance, our acquisition of franchise agreements and entry into the franchising business upon our acquisition of the Flip Flop Shops brand in October 2015. Accordingly, our recent acquisitions as well as any future transactions that we pursue may not result in the anticipated benefits and could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, future acquisitions may also require us to obtain additional equity or debt financing, which may not be available when needed, on favorable terms or at all. If we finance future acquisitions or other strategic transactions by issuing equity or convertible debt securities, as we did in our public offering of shares of our common stock closed on December 2, 2016, our existing stockholders would be diluted. If we finance future acquisitions or other strategic transactions by issuing debt, as we did with our new credit facility with Cerberus Business Finance, LLC (“Cerberus”) entered into on December 7, 2016, we may become over-leveraged and our ability to operate our business may be restricted by the agreements governing the debt. Further, we may seek such financing from sources that expose us to additional risks, such as our receivables funding loan agreement entered in connection with the Hi-Tec Acquisition with one of our directors, Mr. Jess Ravich, which creates a conflict of interest between us and Mr. Ravich that could have negative effects. In addition, we may experience or incur contingent liabilities, amortization expenses or write-offs of goodwill or trademarks in connection with such transactions. Any of these effects could harm our operating results or financial condition.

We have incurred a significant amount of indebtedness to pay the cash consideration for our recent acquisitions. Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

We entered into a credit facility with Cerberus in December 2016. As of the date of this report, approximately $45.0 million in principal amount is outstanding under our term loan facility with Cerberus. We also have available a revolving credit facility with Cerberus, pursuant to which we may borrow up to $5 million in principal and under which no amounts are outstanding as of the date of this report. Our outstanding indebtedness under the Cerberus credit facility is due in December 2021.

The Cerberus credit facility imposes various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain Cerberus’s consent before we can, among other things and subject to certain limited exceptions: (i) incur additional indebtedness or additional liens on our property, (ii) consummate acquisitions, dispositions, mergers or consolidations, (iii) make any change in the nature of our business, (iv) enter into transactions with our affiliates, or (v) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. The Cerberus credit facility also imposes financial covenants that set financial standards we will be required to maintain. Further, as collateral for the Cerberus credit facility, we have granted a first priority security interest in favor of Cerberus in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries. If an event of default occurs under the credit facility, Cerberus has the right to terminate its obligations under the credit facility, accelerate the payment on any unpaid balance of the credit facility and exercise any other rights it may have, including foreclosing on our assets that serve as collateral for the loan. Our failure to comply with the terms of our indebtedness could have a material adverse effect to our business, financial condition and liquidity.

We may seek to refinance all or a portion of our indebtedness in the future. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all.

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

Our capital requirements in future periods may be uncertain and could depend upon many factors, including, among others: acceptance of, and demand for, our brands; the costs of developing new brands; the extent to which we invest in new brands; the number and timing of our acquisitions and other strategic transactions; the costs associated with our expansion, if any; and the costs of litigation and enforcement activities to defend our trademarks. In the future, we may need to raise additional funds, and such funds may not be available when needed, on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, as we did in our public offering of shares of our common stock closed on December 2, 2016, our existing stockholders would experience dilution and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders, and if we incur additional debt to raise funds, as we did with our new credit facility with Cerberus entered into on December 7, 2016, we may become over-leveraged and our ability to operate our business may be restricted by the agreements governing the debt. Moreover, we may incur substantial costs in pursuing future capital transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. If we cannot raise funds when needed, on acceptable terms or at all, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. This may materially harm our business, results of operations and financial condition.

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

We rely on various information technology systems, including our Enterprise Resource Planning system, to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and delays or difficulties in upgrading existing systems, transitioning to new systems or integrating new systems into our current systems. If any of these risks were to materialize, our operations could be disrupted and our performance could be harmed.

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

Compliance with changing securities laws, regulations and financial reporting standards could increase our costs and pose challenges for our management team.

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

The trading price of our common stock is likely to be subject to fluctuations as a result of various factors impacting our business, including, among others, (i) our financial results, (ii) the successful completion of the Hi-Tec Acquisition or any other acquisition or strategic transaction we may pursue in the future, including the integration of the acquired assets or businesses into our existing business and realization of synergies and other benefits of the acquisition or transaction, (iii) announcements by us, our retail partners or our competitors, as applicable, regarding or affecting the retail environment either domestically or internationally, the reputation of our brands, our existing or new license agreements and brand representations or acquisitions, strategic alliances or other transactions, (iv) recruitment or departure of key personnel, (v) changes in the estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock, and (vi) market conditions in the retail industry and the economy as a whole.

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

The determination regarding the payment of dividends is subject to the discretion of our Board of Directors, and therefore we may not pay any dividends in future periods, whether or not we generate sufficient cash to do so. In addition, pursuant to our credit facility with Cerberus, subject to limited exceptions, we are prohibited from paying dividends or making other distributions to our stockholders without Cerberus’s consent. As a result, any return on an investment in our common stock may be limited to an appreciation in the value of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The sale by our stockholders of substantial amounts of our common stock in the public market or the perception that such sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act of 1933, as amended, upon expiration of any lock-up periods applicable to outstanding shares, including under the lock-up agreements entered into in connection with our public offering closed on December 2, 2016, or upon our issuance of shares upon the exercise of outstanding options or warrants or the vesting of restricted stock units, could cause the market price of our common stock to fall. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future when needed, on acceptable terms or at all.

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock.

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock, without action by our stockholders. Subject to restrictions under our new credit facility with Cerberus, such shares of preferred stock may be issued on terms determined by our Board of Directors in its discretion, and may have rights, privileges and preferences superior to those of our common stock. For instance, such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock, could have superior voting or conversion rights, which could adversely affect the voting power of the holders of our common stock, or could have other terms that negatively impact the voting control or other rights of our common stockholders. Additionally, the ownership interest of holders of our common stock would be diluted following the issuance of any shares of our preferred stock. Further, the preferred stock could be utilized, under certain circumstances, as a method for discouraging, delaying or preventing a change in control of our Company.

We previously identified material weaknesses in our internal control over financial reporting which could, if repeated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management previously identified material weaknesses in our internal control over financial reporting as of February 2, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

While we believe that our previously identified material weaknesses have been remediated, these or other material weaknesses or significant deficiencies in our internal control could be discovered or occur in the future. In that case, our consolidated financial statements may be more likely to contain material misstatements, and we could be required to restate our financial results. Any such restatement of our financial results could lead to substantial additional costs for accounting and legal fees and litigation and could cause our stock price to decline.

In addition, our current controls and procedures may not be adequate in future periods to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude in future periods that our internal control over financial reporting is effective in ensuring the reliability of our financial reports. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information and the market price of our common stock could decline significantly. Moreover, our reputation with lenders, retailers, investors, securities analysts and others may be adversely affected..

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our common stock to decline in value.

From time to time, we provide forward-looking financial guidance to our investors. Such statements are based on our current views, expectations and assumptions and involve known and unknown risks and uncertainties that may cause actual results, performance, achievements or share prices to be materially different from any future results, performance, achievements or share prices expressed or implied by such statements. Such risks and uncertainties include, among others: changes to the assumptions used to forecast or calculate such guidance; risks related to the Hi-Tec Acquisition and the associated transactions or any other acquisition or strategic transaction we may pursue in the future, including the risk that we do not realize the anticipated benefits of any such transaction; and risks related to our performance and our branded licensing business model.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit
2.1*†	Share Purchase Agreement, dated as of November 29 2016, by and among Sunningdale Corporation Limited, Irene Acquisition Company B.V., and Cherokee Inc.

2.2*†	Asset Purchase Agreement, dated as of November 29, 2016, by and among Hi-Tec Sports USA, Inc., Irene Acquisition Company B.V., Cherokee Inc. and Carolina Footwear Group, LLC.

2.3*†

Asset Purchase Agreement, dated as of November 29, 2016, by and among Hi-Tec Sports UK Limited, Hi-Tec Sports PLC, Hi-Tec Nederland B.V., Hi-Tec Sport France SAS, Irene Acquisition Company B.V. and Batra Limited.

4.1*	Warrant to Purchase 120,000 Shares of Common Stock issued November 28, 2016 by Cherokee Inc. to Carolina Footwear Group LLC.

10.1*

Financing Agreement, dated as of December 7, 2016, by and among Cherokee Inc., Irene Acquisition Company B.V., the guarantors from time to time party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent and Cerberus Business Finance, LLC, as Administrative Agent.

10.2*	Promissory Note, dated as of December 7, 2016, executed by Irene Acquisition Company B.V. in favor of Ravich Revocable Trust of 1989.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at October 29, 2016 and January 30, 2016; (ii) Consolidated Statement of Operations for the three and nine months ended October 29, 2016 and October 31, 2015; (iii) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended October 29, 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended October 29, 2016 and October 31, 2015; and (v) Notes to Condensed Consolidated Financial Statements, tagged as block of text.

*     Filed herewith.

**   Furnished herewith.

#     Management contract or compensatory plan or arrangement

†     Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the Securities and

Exchange Commission. The Company agrees to furnish a supplemental copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 8, 2016

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)