Form 10-K
period 2017-01-28
CHEROKEE INC
filed 2017-05-18
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes: ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller Reporting Company ☐
		(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of July 29, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant was approximately $91.0 million (computed by reference to the price at which the registrant’s common stock was last sold on July 29, 2016, as reported by the NASDAQ Global Select Market). For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and any person who owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are affiliates of the registrant for any other purpose.

As of April 20, 2017, the registrant had 12,951,284 shares of its common stock, issued and outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s definitive proxy statement  (the “Proxy Statement”)  for its Annual Meeting of Stockholders to be held on or about June 22, 2017 are incorporated by this reference into Part III of this annual report on Form 10K (the “Annual Report”).

CHEROKEE INC.

As used in this Annual Report, “Cherokee Global Brands”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, “Fiscal 2018” refers to the fiscal year ended February 3, 2018; “Fiscal 2017” refers to the fiscal year ended January 28, 2017; “Fiscal 2016” refers to the fiscal year ended January 30, 2016; and “Fiscal 2015” refers to the fiscal year ended January 31, 2015.

We own the registered trademarks or trademark applications for Cherokee®, Hi-Tec®, Magnum®, 50 Peaks®, Interceptor®, Hawk Signature®, Tony Hawk®, Liz Lange®, Completely Me by Liz Lange®, Flip Flop Shops®, Everyday California®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Sideout®, Sideout Sport®, and others. All other trademarks, trade names and service marks included in this Annual Report are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report, our quarterly reports on Form 10‑Q, other filings we make with the Securities and Exchange Commission (the “SEC”), and press releases and other written or oral statements we may make from time to time may contain “forward‑looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements other than historical facts that relate to future events or circumstances or our future performance.  The words “anticipates”, “believes”, “estimates”, “plans”, “expects”, “objectives”, “goals”, “aims”, “hopes”, “may”, “might”, “will”, “likely”, “should” and similar expressions are intended to identify forward‑looking statements.

Forward‑looking statements in this Annual Report include statements about, among other things:

•

our goals or expectations for our future performance, including anticipated trends in our revenues and other elements of our results of operations and expectations regarding our expense levels, sources of capital and other matters relating to our liquidity;

•	expected trends in the retail industry, including apparent trends around “Direct to Retail” “Wholesale-Licensing” or other licensing models
•	our expectations regarding consumer acceptance and sales levels of products bearing the intellectual property of our brand portfolio;
•	the anticipated income on our business and performance of factors relating to our licensees’ and franchisees’ operations;
•	the likelihood of sustained retail and/or wholesale sales by our current licensees
•	our ability to manage our direct to retail licensing business, wholesale licensing business and franchising business;
•	our prospects for obtaining new licensees and franchisees;
•	our prospects for identifying and successfully acquiring or representing new brands;
•

our ability to integrate acquired brands or businesses into our operations and achieve the intended benefits of any such acquisitions, such as our recent acquisitions of the franchise operation of the Flip Flop Shop brand and the Hi-Tec and Magnum brands; and

•	our ability to timely and effectively implement appropriate procedures to remediate the material weaknesses identified in our internal control over financial reporting as of January 28, 2017.

Forward‑looking statements are based on our current views, expectations and assumptions and involve known and unknown risks and uncertainties that may cause actual results, performance, achievements or share prices to be materially different from any future results, performance, achievements or share prices expressed or implied by the forward‑looking statements. Such risks and uncertainties include, among others the risks descried in Item 1A, “Risk Factors” in this Annual Report. You should not place undue reliance on the forward‑looking statements we make because some or all of them may turn out to be wrong. Forward-looking statements speak only as of the date they are made and except as required by law, we undertake no obligation to update any of the forward‑looking statements we make to reflect future events and developments or for any other reason.

PART I

Item 1. BUSINESS

Overview

Cherokee Global Brands is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, and Sideout, and related trademarks and other brands in multiple consumer product categories and sectors. As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio. We believe the strength of our brand portfolio and platform of design, product sourcing and marketing capabilities has made us one of the leading global licensors of style focused lifestyle brands for apparel, footwear, home products and accessories.

We have entered into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them access to our proprietary 360-degree platform. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. We have also entered into wholesale arrangements for the manufacture and sale of products bearing certain of our brands. We refer to this strategy as our “Wholesale” licensing model. Further, in connection with our acquisition of the Flip Flop Shops trademark and related assets, we acquired, and became the franchisor under, franchise agreements with franchisees that operate Flip Flop Shops retail stores located worldwide.  In addition, we conduct direct and indirect product sales to select distributors and government entities for our Hi-Tec and Magnum brands.

We believe our retail responsiveness process and 360-degree unique value proposition have allowed Cherokee Global Brands to address the growing power of the consumer and the present and future needs of the wholesalers, distributors and retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe Cherokee Global Brands has become a key strategic partner to our licensees. As of January 28, 2017, we had 124 continuing license agreements in over 110 countries, 24 of which pertained to the Cherokee brand and 81 of which pertain to the Hi-Tec and Magnum brands.

We create and establish our brands with a view to global scalability by developing marketing strategies and innovative products for each brand and deploying the tools developed through our 360-degree capabilities platform.  Our key strengths are exemplified by the following three value pillars, which guide our strategies and which we believe position us to expand our business:

Vision – We deliver our licensee partners a brand vision designed to drive differentiation and a fresh point of view for engaging customers across every touch point and in multiple categories.

Agility – We offer our licensee partners access to our 360-degree platform, which is designed to provide the agility to quickly seize opportunity and swiftly introduce our branded products.

Scale – We believe the scalability of our brands enables our licensee partners to fully leverage our brands’ physical and digital spaces with multi-category relevancy and with globally recognized brands that drive a seamless customer experience.

We derive revenues primarily from licensing our trademarks to retailers and wholesalers all over the world. Our current licensee relationships cover over 110 countries and over 12,000 retail stores and Ecommerce businesses that includes relationships with Walmart, Target Corporation (“Target”), Kohl’s Illinois, Inc. (“Kohl’s”), Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya Walmart, Big 5, Academy, JD Sports, Black’s, and REI. Our two most significant licensees in Fiscal 2017, Fiscal 2016, and Fiscal 2015 were Target and Kohl’s.

Licensing and Other Selling Models

Direct to Retail

In Direct to Retail licensing, we grant retailers a “territory” or “channel-specific” license to use our trademarks on certain categories of merchandise. We collaborate with our licensees’ product development staff and merchandisers on design direction, packaging, marketing, and other aspects pertaining to the products sold with our trademarks, and in some cases our licensees modify or expand the designs or create their own designs to suit their seasonal, regional and category needs. In several cases, the licensee is responsible for designing and manufacturing the merchandise, although many products are subject to our pre‑approved packaging, graphics and quality control standards and many of our licensees’ marketing campaigns are subject to similar oversight. We plan to continue to solicit new licensees using our Direct to Retail licensing model in new territories and additional product categories as we seek to expand our business.

We believe that the Direct to Retail licensing model generally offers each licensee, or retailer, the exclusive right to market multiple categories of products with a recognized brand within their territory, thereby offering our licensees the ability to enhance their marketing strategies and achieve a competitive advantage over competing retailers. This differentiation can also provide the retailer/licensee an opportunity to command a “premium” for our high-equity brand offering over private label price points, which can result in increased profit margins, even after royalties have been paid to the licensor. The licensees generally directly source their own inventory, thereby eliminating the licensor’s exposure to inventory and manufacturing risk while allowing the licensees to benefit from large economies of scale.

Many of the world’s largest retailers have successfully introduced, and continue to introduce, new brands based on the DTR licensing model. Examples of retailers actively participating in the DTR licensing model include Walmart, Target, Carrefour, Kohl’s and C&A, among others.

Our Direct to Retail licensing strategy is premised on the proposition that, for many retailers worldwide, most aspects of the moderately priced apparel, accessory, footwear and home categories, including product development, design, merchandising, sourcing and distribution, can be executed most effectively by these retailers themselves, who typically command significant economies of scale, but also interact daily with their end consumers. We believe that many of these retailers may be able to obtain higher gross margins on sales and increase store traffic by sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than by carrying only private label goods or by carrying only branded products obtained from third‑party vendors. We also believe that many retailers may be able to achieve enhanced profitability with our Direct to Retail licensing model because it allows them to avoid the substantial marketing costs associated with establishing and maintaining an in‑store brand.

Wholesale

We also license our brands to manufacturers and distributors based on wholesale arrangements.  Wholesale licensing arrangements generally involve licensing to manufacturers that produce and import various categories of apparel, accessory, footwear, and home products under our trademarks and trademarks owned by third parties and sell the licensed products to retailers, which then resell the products to consumers.

Although our strategy has historically been focused primarily on the DTR licensing model, we have some historical wholesale licensees with respect to some of our brands and we have recently entered into several new wholesale arrangements for the Cherokee, Hi-Tec, Magnum 50 Peaks and Interceptor brands. We believe these arrangements signal an expansion to our strategy to increase the sales of products bearing our brands in the United States, including our namesake Cherokee brand, which has been governed by one license agreement using our DTR licensing model.  We believe these wholesale licensing arrangements will help to diversify our sources of revenue, increase our royalty rates through our licensee or other partner relationships and will provide additional avenues to obtain brand recognition and grow our Company, including the opportunity to further expand the reach of our brands into markets where a DTR licensing model may not be the most effective approach. Recently, through our acquisition of the Hi-Tec and Magnum brands in December 2016, we have signed up wholesalers in the U.S., Pan-European and South Africa territories for our Hi-Tec and Magnum brands.

Indirect Product Sales

Since our acquisition of the Hi-Tec and Magnum brands, we have been indirectly selling footwear bearing these brands to certain select wholesalers and government entities that are customers of these brands. In these arrangements, the purchasers of the products place their product orders directly with us, which we then forward to a manufacturer for the manufacture and delivery of the products directly to the original purchaser. As a result, the product purchasers in these arrangements receive products directly from the manufacturer, which is similar to our wholesale licensing relationships and eliminates most inventory and manufacturing risk. We maintain these indirect product sale relationships with a minimal portion of the customers of the Hi-Tec family of footwear brands. This indirect product sales system pre-existed our acquisition of the Hi-Tec and Magnum brands and we do not intend to expand this model to other customers of these brands or to our other brands.  See Item 7, “Management’s Discussion & Analysis—Recent Developments” for further information regarding the Hi-Tec acquisition.

Franchise

Our franchise business involves licensing our Flip Flop Shops brand to third-party franchisees that operate retail stores under this brand name. In our franchising operations, we typically specify the products and services that will be offered by the franchisees and also provide them with an operating system and other operational support. The Flip Flop Shops franchise structure aligns with our strategic plan and business model.  As part of our growth plan for Flip Flop Shops, we intend to expand store inventory to include more Company-owned brands and expand the retail concept through a combination of new retail store locations, shop-in-shops and mobile commerce.  During January 2017 we launched an e-commerce platform for Flip Flop Shops.

Brand Portfolio

Cherokee Global Brands markets brands it owns and brands it represents. Generally, when representing brands, we perform a range of services including product design, product sourcing through third party manufacturers, the creation of marketing assets, solicitation of licensees, contract negotiations and administration and maintenance of license or distribution agreements, among other things. In exchange for our services, we typically receive a certain percentage of the net royalties generated by the brands we represent. Summaries of some of our brands are provided below.

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

Key Licensee—Target

Historically, the Cherokee brand’s most significant licensee was Target, which launched the Cherokee brand almost two decades ago as a multi‑category product offering that encompassed kid’s apparel, accessories, footwear and school uniforms (the rights to which we acquired in January 2013). Our relationship with Target covering Cherokee branded products ended in January 2017.

Our former license agreement with Target granted Target exclusive rights to the Cherokee brand in various specified categories of merchandise in the United States. Under this license arrangement, for all of Target’s sales of Cherokee branded products, except for sales of Cherokee branded products in Canada (which ceased as a result of Target Canada bankruptcy), sales of Cherokee branded adult products sold on Target’s website and sales of Cherokee branded products in the school uniforms category, Target paid us royalties based on rates that reduced after Target achieved specified cumulative sales volume thresholds during each fiscal year. These royalty rate reductions did not apply retroactively to Target’s retail sales since the beginning of the applicable fiscal year, but rather applied only to sales made during the applicable fiscal year subsequent to the achievement of the specified sales volume threshold. Our license arrangement with Target governing sales of Cherokee branded adult products sold on Target’s website and Cherokee branded products sold in the school uniforms category provided for a fixed royalty rate based on Target’s net sales of products during each fiscal quarter.

Our license agreement with Target covering sales of most Cherokee branded products in the United States expired on January 31, 2017. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to Cherokee Global Brands until its expiration.

Royalty revenues from Target’s sales of products bearing the Cherokee brand, in the Unites States, excluding sales of Cherokee branded products in Canada and sales of Cherokee branded products in the school uniforms category, were $10.5 million during Fiscal 2017, $14.9 million during Fiscal 2016 and $15.0 million during Fiscal 2015, which accounted for 31%, 43%, and 43% of our total royalty revenues during the respective periods. Replacing the royalty revenues received from Target for Cherokee branded products is a significant challenge, and the expiration of this license agreement may have a material adverse effect on our business. See Item 1A, “Risk Factors” for additional information.

Hi-Tec and Magnum

Founded in 1974 and based in the Netherlands, the Hi-Tec footwear brand seeks to produce quality shoes for a fair price.  The Hi-Tec family of footwear brands includes Hi-Tec, known for its comfortable and lightweight hiking and walking shoes, Magnum, which produces work boot footwear, and several other footwear brands that produce specific-purpose tactical boots, uniform footwear, technical outdoor footwear and various other types of shoes.  These footwear brands are sold in over 110 countries, predominately in the United Kingdom, continental Europe, the United States, Canada, South Africa, South and Central America and Asia through major retailers, independent distributors, licensees and directly to consumers.  Today, the Hi-Tec brand is one of the world’s leaders in sports and outdoor footwear.

We acquired the Hi-Tec, Magnum, and other associated footwear brands in December 2016.  Before our acquisition, the Hi-Tec brands were operated under a full spectrum distribution model, meaning that one group of affiliated companies owned the brands and manufactured the products.  In connection with our acquisition of these brands, we sold the associated operating assets to certain operating partners and/or distributors and entered into new wholesale licensing arrangements with these operating partners and/or distributors.  Through these transactions and our post-acquisition integration efforts, we are converting the Hi-Tec brands to a branded licensing model.  Going forward, we primarily intend to pursue a wholesale licensing model for these brands.

50 Peaks and Interceptor

50 Peaks is a high spec, technical outdoor footwear brand that was born out of the accomplishments of adventurer Adrian Crane, who climbed the 50 highest peaks in each of the 50 states in the USA in a record time of 101 days.  Interceptor is a tactical footwear brand sold throughout the world.  The Interceptor brand is currently sold at Walmart U.S.  We acquired the 50 Peaks and Interceptor brands in December 2016 in connection with the Hi-Tec acquisition.  50 Peaks has been a Hi-Tec brand since 1990 and has substantial name brand recognition amongst its customers.

Hawk and Tony Hawk

Tony Hawk, among the most well‑known athletes in skateboarding history, is the founder of the Tony Hawk Signature apparel line. Designed for comfort, flexibility and durability, the Tony Hawk brand is designed to embody the “skate culture” lifestyle, combining style with performance. We acquired the Tony Hawk Signature and Tony Hawk brands in January 2014, which has expanded our presence in department store and specialty channels of distribution. The brand is exclusively licensed in the United States to Kohl’s, with Tony Hawk clothing and accessories sold in Kohl’s department stores and online. Separate wholesale license agreements are in place to supply Hawk and Tony Hawk signature apparel in Canada with Walmart Canada and throughout Europe and we intend to secure additional licensees to expand these brands globally.

Licensing revenues for our Hawk Signature and Tony Hawk brands totaled $5.0 million and $5.0 million in Fiscal 2017 and Fiscal 2016, respectively, which represented 15% and 14%, of our total royalty revenues for the respective periods.

Key Licensee—Kohl’s

In connection with our acquisition of the Hawk Signature and Tony Hawk brands in January 2014, Cherokee Global Brands entered into a retail license agreement with Kohl’s. This license agreement, as amended, grants Kohl’s exclusive rights, through July 2017 at which point, the contract converts to a non-exclusive right to sell the Tony Hawk and Tony Hawk Signature apparel brands in various specified categories of merchandise in the United States. The current term of the license agreement, as amended, with Kohl’s continues through January 31, 2018, and obligated Kohl’s to pay Cherokee Global Brands an annual minimum royalty of $4.8 million prior to January 28, 2017 and $4.6 million for the remainder of the term.

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

Key Licensee—Target

During September 2012, we assumed a license agreement with Target covering sales of Liz Lange branded maternity products in the United States. Pursuant to this agreement, Target pays Cherokee Global Brands a fixed royalty rate based on Target’s net sales of products bearing this brand.  Target has informed us that it has elected to not renew the Liz Lange license agreement, which expires on January 31, 2018 at the end of the current term, Target will continue to pay royalties to Cherokee Global Brands until the expiration of the agreement.  Cherokee Global Brands has entered into a master license agreement with a third party for Liz Lange branded maternity products beginning in Fiscal 2019.

Flip Flop Shops

Flip Flop Shops is an authentic market-leading retail franchise chain devoted to the hottest brands and latest styles of flip flops, casual footwear and accessories.  Flip Flop Shops currently has approximately 72 retail franchise shops in the U.S., Canada, the Caribbean, the Middle East and South Africa. Its locations carry definitive assortments of recognized brands including OluKai, SANUK, Cobian, Havaianas, Quiksilver, ROXY, Reef, and many more.  We acquired the Flip Flop Shop brands in October 2015.

Everyday California

Crafted in Southern California, Everyday California is designed to embody the California spirit and celebrate living life to the fullest. From California’s snowcapped mountains to the sandy shores, Everyday California apparel and accessories for men and women are the perfect match for any journey. Everyday California was born out of a desire to share the California state of mind and the notion that adventure is just around the corner.  We acquired the Everyday California brand in May 2015.

Point Cove

Point Cove was created in-house by Cherokee Global Brands' design team in close collaboration with Reliance Trends, a chain of retail stores in India. The brand was launched in September 2015 and brings a combination of playfulness and sophistication to Reliance Trends stores in key categories including apparel, accessories, and footwear, for kids ages 2-14. The collection features bold colors that bring the California spirit to India.

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

Value Pillars

We are guided by three value pillars that speak to our diverse global partners:

•	Vision—we deliver to our licensing partners a brand vision that will drive differentiation and a fresh point of view to engage customers across every touch point and in multiple categories
o	Expert point-of-view
o	Total retail strategy
o	Organic growth drivers
o	Forge strategic partnerships
•	Agility—our partners depend on the agility of our unique 360-degree platform to quickly seize opportunity and swiftly introduce our branded products
o	Agility enabler
o	We direct – you select
o	Content delivery
•

Scale—our licensing partners appreciate the scalability of our brands and the ability to fully leverage their physical and digital spaces with multi-category relevancy and with globally recognized brands that drive a seamless customer experience

o	Physical and digital commerce
o	Global design
o	Brand optimization

We create and establish our brands on a global basis (scale) via superb marketing (vision), strong execution (agility), innovative products & exceptional leadership.

Our Strategies

Our key business strategies include the following:

360-Degree Platform

As part of our strategy, we provide our licensees with access to our proprietary 360‑degree platform which seamlessly integrates with our licensing model and which we believe is part of the attraction of our brands to our retailers and other licensees. Our 360‑degree platform includes the following:

•

Product Design and Development—Our product design and development activities are led by design teams that work collectively with the licensees for each of our brands to develop a story, point‑of‑view and point‑of‑difference, develop product guidelines, including graphic language, fabrics, quality details and trim, and oversee execution to maintain brand integrity including pricing and line architecture. These teams also assist in developing innovative seasonal product design concepts for our brands to maximize organic growth opportunities that lead to category expansion.

•

Marketing and Media Support—Our marketing services are designed to evolve and strengthen the positioning of our brands in collaboration with our retail partners on a direct‑to‑consumer and consumer‑to‑consumer basis by, among other things, creating enhanced in‑store experiences with the introduction of custom design fixtures and visual displays, developing an integrated retail strategy across all consumer touch‑points, including in‑store, social media and other online avenues and cultivating relationships with credible brand ambassadors.

•

Brand Expansion and Insights—These initiatives, which aim to achieve strategic revenue growth, include, among others, joint business planning by providing retail analytics data and marketing research about consumer insights and trends and identifying and sharing approved global sourcing and manufacturing vendors, organic growth roadmaps with customized sales and merchandising plans for each of our brands and routine analysis of sales patterns to direct our geographic, product category and brand expansion efforts.

Organic Growth of Our Business

Organic growth involves introducing new product categories with existing partners and expanding existing brands into new stores and new territories. We are focused on the following organic growth drivers: a larger online presence with our partners in order to capitalize on the growth of digital commerce; enhanced in-store experiences, such as shop-in-shop floor presentations; product category expansion such as new apparel categories, home, sportswear, beauty, athletic, designer, denim, performance and accessories; and growth of our partners’ businesses, including opening new stores or otherwise expanding their operations.

Expand Our Brand Portfolio

We regularly evaluate other brands and trademarks for acquisition into our portfolio. We target style-focused lifestyle brands, such as our recently acquired Hi-Tec, Magnum, 50 Peaks, Interceptor, Everyday California and Flip Flop Shops brands. We evaluate new brand candidates based on their global market potential and product category expansion opportunities, in categories such as home, sportswear, beauty, athletic, designer, denim, performance, footwear, and accessories.

Build New Partner Relationships

As part of our strategy, we evaluate and pursue relationships with new retailers, wholesalers and other licensees in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums. This strategy also involves diversifying our types of partner relationships to include additional DTR licensees, wholesale licensees and, with our acquisition of the Flip Flop Shops trademark and brand name, franchisees of this brand. In our efforts to expand our portfolio of licensee partners, we acquired a number of new licensees for our existing brands in a variety of territories in Fiscal 2017, some of which are described below.

During Fiscal 2017, we entered into license agreements with nine wholesale distributors to distribute a variety of categories of products bearing the Cherokee brand within the U.S. to various retailers beginning in Fiscal 2018.  The categories cover a wide range of Cherokee products including men’s and boy’s casual sportswear, sweaters and outerwear; newborn, infant and toddler boys and girls clothing and layette; girl’s active wear, sportswear, dresses, denim, and sweaters; and swimwear and sleepwear.

We entered into three additional license agreements (two during Fiscal 2017 and one during Fiscal 2018) for our Hawk Signature and Tony Hawk brands.  The license agreements are for broad distribution of the brands in the United States for all retail, including specialty, mid-tier, regional, mass market, off-price and club retail.

Royalties and Other Revenues

License Royalties

Our rights to receive royalties for sales of products bearing our brands are set forth in the terms of our license agreements with various retailers and wholesalers. The royalty rates we receive from our licensees vary depending on the terms of each licensing agreement. Generally, our DTR license agreements include royalty rates based on a percentage of the retailer’s net sales of licensed products. Some of our DTR license agreements provide for royalty rates calculated based on a fixed percentage of retail product sale, and other DTR license agreements provide for royalty rates that may decrease or otherwise fluctuate depending on the retailer’s achievement of certain annual sales volume thresholds.  For wholesale license agreements, royalty rates are generally calculated based on a fixed percentage of wholesale sales from the wholesaler to the retailer.

In many cases, particularly in our DTR licensing arrangements, we require the licensee to guarantee a minimum annual royalty payment to us each year.  Our largest guaranteed minimum annual royalty payment for Fiscal 2017, Fiscal 2016 and Fiscal 2015 was from Target for $10.5 million for each period. As of January 28, 2017, we had contractual rights to receive over $108.8 million forward‑facing minimum royalty revenues over the next six years, excluding any revenues that may be guaranteed in connection with contract renewals.

Royalties are generally paid within 30 days after a quarterly selling period that has been defined in the applicable license agreement. In order to ensure our licensees are reporting and calculating the appropriate royalties, all of our license agreements grant us the right to audit our licensees’ retail sales data for our brands to validate the amount of sales reported and royalties paid.

Franchise Fees and Royalties

Franchisees who wish to operate Flip Flop Shops retail locations in the United States enter into a franchise agreement with us that generally provides franchise rights for each location for an initial term of 10 years and typically includes a 10-year renewal provision, subject to certain conditions as specified in the franchise agreement. The agreements provide the franchisee the rights to use the Flip Flop Shops brand name, trademarks and know-how in the operation of a Flip Flop Shops retail store. Franchisees typically pay us an initial franchise fee and royalty fees based on a percentage of gross sales at each retail store.

In certain non-U.S. markets, we may grant a master franchisee exclusivity to develop or sub-franchise a territory for a specified number of new Flip Slop Shops locations in the territory based on a negotiated schedule. In these instances, the master franchisee pays an initial master franchise fee, a per-location opening fee and a royalty fee based on a percentage of gross sales at the retail stores.

Indirect Product Sale Revenues

As described under “Licensing and Other Selling Models” above, we maintain indirect product sale relationships with certain select wholesalers, distributors and government entity customers of the Hi-Tec family of footwear brands, until such time that we convert the arrangements to traditional wholesale licensing arrangements. We began recording revenues from these relationships in December 2016 when we acquired these brands. In these arrangements, the retailers and government entities that purchase products submit payments directly to us for their product orders, the pricing of which is typically a preset percentage markup to our cost, and we then remit the cost of these payments to the manufacturer of the purchased products. As a result, a significant portion of our revenues from these indirect product sales is paid out to manufacturers as a cost of the product sales. In Fiscal 2017, we recorded a total of $6.6 million in revenues from these indirect product sales, of which a total of $5.1 million was paid to manufacturers or distributors as a cost of the product sales.

Trademarks

We hold various trademarks, including Cherokee®, Hi-Tec®, Magnum®, 50 Peaks®, Interceptor®,  Hawk Signature®, Tony Hawk®, Liz Lange®, Completely Me by Liz Lange®, Flip Flop Shops®, Everyday California®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Sideout®, Sideout Sport®, and other, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in a number of other countries. We also hold trademark applications for each of these brand names and others in numerous countries. Our business is dependent upon our trademarks and other intellectual property rights. We monitor on an ongoing basis unauthorized uses of our trademarks, and we rely primarily upon a combination of trademarks, know‑how, trade secrets, and contractual restrictions to protect our intellectual property rights domestically and internationally. See Item 1A, “Risk Factors” for additional information.

Competition

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensees’ net sales of licensed products. Additionally, franchisees of our Flip Flop Shops brand pay us a percentage of their net sales. Merchandise bearing our Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, and Sideout brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, as well as merchandise sold by Flip Flop Shops retail shops, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, and Route 66. Factors that shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to the retailer on a national basis.

Our business plan in the United States focuses on creating strategic alliances with major retailers and wholesalers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers, engaging wholesalers to manufacture products bearing our brands and sell these products to retailers, and entering into franchise relationships with Flip Flop Shops retail store owners. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our franchisees’ ability to sell products bearing our or third-party brands, and the ability of our licensees and franchisees to respond to ever-changing consumer demands. In addition, we compete with other companies owning established trademarks, which have entered into, and could continue to enter into, similar arrangements with retailers and wholesale manufacturers in the United States and internationally, including with our existing retail and wholesale partners, thereby competing with us for consumer attention, limited floor and rack space in the same stores in which our branded products are sold and time and resources of wholesale licensees that manufacture our products.

Seasonality

Our business and performance may be subject to certain seasonality trends.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information.

Government Regulations

The Federal Trade Commission and various state laws regulate our Flip Flop Shops franchising activities. For instance, the Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement, and several states require registration and disclosure in connection with franchise offerings and sales. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act and any applicable foreign anti-bribery laws. We are also subject to various laws that are generally applicable to businesses in our industry, such as work safety and labor laws that govern certain of our operations and our employee relations. Our violation of any of these laws could subject us to significant fines, criminal sanctions and other penalties, which could have a material adverse effect on our business and results of operations.

Employees

As of January 28, 2017, we employed 123 persons; however, of these employees, 40 are providing transition services for us in connection with our recent acquisition of Hi-Tec and therefore are not expected to remain our employees for the longer term. None of our employees are represented by labor unions, and we believe that our employee relations are satisfactory.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers, employees and manufacturers that produce products on behalf of our licensees. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report.

Segment Information

As a result of the Hi-Tec acquisition, our reportable segments beginning Fiscal 2017 consist of Cherokee Global Brands and Hi-Tec, for which our chief-operating decision maker internally evaluates operating performance and financial results. For the year ended January 30, 2016 we considered our business activities to constitute a single segment.  See Note 12 to our consolidated financial statements included in this Annual Report for information about Cherokee Global Brands and Hi-Tec revenues, long lived assets and other financial information as well as a summary of our revenues and long-lived assets by geographic area.

Also see our consolidated financial statements included in this Annual Report for information about revenues from external customers, a measure of profit and loss and our total assets for our one reportable segment. We face risks attendant to our foreign operations. During Fiscal 2017, approximately 47% of our revenues were derived from our international licensees and franchisees.  We face risks attendant to our foreign operations.  See Item 1A, “Risk Factors”.

Corporate Information and SEC Filings

Cherokee Global Brands was incorporated in Delaware in 1988. Our principal executive offices are located at 5990 Sepulveda Boulevard, Sherman Oaks, California 91411, telephone (818) 908‑9868. We maintain a website with the address www.cherokeeglobalbrands.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10‑K.

We make our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge on our website at www.cherokeeglobalbrands.com as soon as reasonably practicable after we file these materials with, or furnish them to, the SEC.

All reference to our website are inactive textual references and the contents of our website are not incorporated into or otherwise considered part of this Annual Report.

Executive Officers of the Registrant

The table below sets forth certain information with respect to each of our executive officers. We have entered into employment agreements or offers with each of our executive officers, which are included as exhibits to this Annual Report, that establish, among other things, each executive’s term of office. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which such individual was or is selected as an officer of our Company.

Name, Age and Positions with Cherokee	Principal Occupation for Past Five Years; Business Experience
Henry Stupp, 53 Chief Executive Officer, Director

Mr. Stupp became our Chief Executive Officer in August 2010. Prior to joining Cherokee, Mr. Stupp was a co‑founder of Montreal-based Novel Teez Designs, later known as NTD Apparel USA LLC, a leading licensee of entertainment, character, sport and branded apparel and a supplier to many major North American retailers. Mr. Stupp served as President of NTD Apparel USA from 2005 until 2010. During his tenure with NTD Apparel USA, he successfully identified, negotiated, and introduced many well‑known licenses and brands to a broad retail audience. Mr. Stupp is currently serving a two-year term as a Director of the International Licensing Industry Merchandiser’s Association. Mr. Stupp attended Concordia University where he majored in Economics.

Howard Siegel, 62 President and Chief Operating Officer

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

Jason Boling, 46 Chief Financial Officer

Mr. Boling became our Chief Financial Officer in March 2013. Prior to joining Cherokee, he was Vice President of Finance and Accounting at DTS Inc., a leader in high‑definition audio technologies and audio enhancement solutions, for over six years. For four years prior to his tenure with DTS, he was the Vice President and Corporate Controller at Inamed Corporation, a global manufacturer of medical devices, and he spent many years in public accounting, including with accounting firm Deloitte & Touche LLP. Mr. Boling has broad domestic and international experience in mergers & acquisitions, acquisition integration, strategic planning, budgeting, Sarbanes‑Oxley compliance and controls, investor relations and tax planning. Mr. Boling is a California certified public accountant, and he earned his bachelor’s degree in Business Administration from California State University, Northridge.

Item 1A. RISK FACTORS

The occurrence of any of the risks and uncertainties and other factors described below and elsewhere in this Annual Report and the other documents we file with the SEC could have a material adverse effect on our business, financial condition, results of operations and stock price, and could also cause our future business, financial condition, results of operations and stock price to differ materially from our historical results and the results contemplated by any forward-looking statements we may make herein, in any other document we file with the SEC, or in any press release or other written or oral statement we may make. You should carefully consider all of these risks and the other information in this Annual Report and the other documents we file with the SEC before making any investment decision with respect to our common stock. The risks described below and elsewhere in this Annual Report are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business, financial condition and results of operations or cause our stock price to decline.

Risks Related to Our Business

Our business is subject to intense competition.

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensees’ net sales of licensed products. Additionally, franchisees of our Flip Flop Shops brand pay us a percentage of their net sales. Merchandise bearing our Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, and Sideout brands, all of which are manufactured and sold by both domestic and international wholesalers and retail licensees, as well as merchandise sold by Flip Flop Shops retail shops, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona, Merona, and Route 66. Factors that shape the competitive environment include quality of garment construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to the retailer on a national basis.

Our business plan in the United States focuses on creating strategic alliances with major retailers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers, engaging wholesalers to manufacture products bearing our brands and sell these products to retailers, and entering into franchise relationships with Flip Flop Shops retail store owners. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our franchisees’ ability to sell products bearing our or third-party brands, and the ability of our licensees and franchisees to respond to ever-changing consumer demands. Failures with respect to any of these factors could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products. Further, we cannot control the level of resources that our licensees or franchisees commit to supporting our brands, and our licensees may choose to support products bearing other brands to the detriment of our brands because our agreements generally do not prevent our licensees from licensing or selling products of third parties, including our competitors. In addition, we compete with other companies owning established trademarks, which have entered into, and could continue to enter into, similar arrangements with retailers and wholesale manufacturers in the United States and internationally, including with our existing retail and wholesale partners, thereby competing with us for consumer attention, limited floor and rack space in the same stores in which our branded products are sold and time and resources of wholesale licensees that manufacture our products.

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

Factors that may adversely affect our licensees and franchisees and their sales of products include the following, among others: (i) weather, environmental or other conditions that may impact consumer shopping activity in retail stores; (ii) consumer preferences regarding fashion trends and styles, which can be region-dependent and subject to rapid and significant fluctuations; (iii) consumer preferences regarding where to shop; (iv) the growth of online shopping and the ability of our licensees and franchisees to market and sell products through these avenues; (v) changes in the availability or cost of capital in light of the financial condition and capital requirements of our licensees and franchisees; (vi) shifts in the seasonality of shopping patterns; (vii) fluctuating retail prices; (viii) the reputation of or general consumer perceptions about the retailers that sell our brands; (ix) labor strikes or other interruptions that impact supply chains and transport vendors; (x) the impact of excess retail capacity; (xi) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (xii) material acquisitions or dispositions; (xiii) investments in new business strategies; (xiv) the success or failure of significant new business ventures or technologies; (xv) actions taken or omitted to be taken by legislative, regulatory, judicial and other government authorities and officials; (xvi) security breaches; (xvii) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events; and (xviii) the other risks discussed in this Item 1A.

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

We utilize various licensing and selling models in our operations, and our success is dependent on our ability to manage these different models.

In addition to our historical focus on our Direct to Retail licensing model,  we recently commenced franchise operations with our acquisition of the Flip Flop Shops brand and we intend to grow this business in the future, and we also recently entered into several new licensing arrangements with wholesalers and may seek to enter into additional wholesale arrangements in the future. Even though our pursuits of these wholesale and franchise models may diversify our sources of revenue, these models could themselves be unsuccessful and could divert management’s attention and other resources, including time and capital, from our historical focus on our Direct to Retail licensing strategy. As a result, our future success depends in part on our ability to successfully manage these multiple licensing and selling models.

If we are unable to manage our wholesale and franchise arrangements together with our Direct to Retail licensing model, then our financial condition and prospects would be harmed.

Our business is dependent on the success of our Direct to Retail licensing model.

Although we have recently commenced franchise operations and have pursued additional wholesale licensing arrangements, we have historically been focused on our Direct to Retail licensing model and it continues to be an important part of our operations. In Direct to Retail licensing, we grant retailers a license to use our trademarks on certain categories of merchandise. We believe the Direct to Retail licensing model has become more widely accepted by many retailers worldwide, and our business plan is based on the continued success of this model with our current licensees and with new retailers we may solicit to license our brands in new territories and additional product categories as we seek to expand this part of our business. However, our expectations regarding the Direct to Retail licensing model may turn out to be wrong, and it may not grow as we anticipate. If our current or potential future retail licensees do not perceive our Direct to Retail licensing model to be advantageous to them, then they may move away from this model and instead embrace alternatives, such as purchasing from wholesalers or manufacturing private label products. Such a change in perception could occur for a variety of reasons, including reasons based on retailers’ beliefs or expectations that may not turn out to be accurate.

If our Direct to Retail licensing model ceases to be attractive to retailers, then we would be unable to continue to pursue this aspect of our business plan and our financial condition and performance could suffer material adverse effects.

Our business has historically been largely dependent on royalties from Target, which no longer sells Cherokee branded products.

Until January 31, 2017, Target had exclusive rights to Cherokee branded products for all product categories in the United States. Royalty revenues from Target’s sales of Cherokee branded products accounted for greater than 35% of our total revenues during each of Fiscal 2017, Fiscal 2016 and Fiscal 2015. However, our license agreement with Target covering sales of most Cherokee branded products in the United States expired on January 31, 2017. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to us until its expiration.

Replacing the royalty revenues received from Target for Cherokee branded products is a significant challenge, and we might not be successful in doing so. Even though we have entered into arrangements with wholesale licensees for sales of Cherokee branded products in the United States, which became operational at the beginning of Fiscal 2018, any increased revenues we may receive from these new wholesale licensees or any other licensees or franchisees may not be sufficient to offset the lost royalty revenues from Target. If we are not successful in replacing the Target’s royalty revenues with equal or greater royalties from other partners the termination of this license agreement could have a material adverse effect upon our revenues and cash flows.

We acquired the Liz Lange brand in part based upon our expectation that revenues from Target for this brand would grow in future periods, although such revenue growth may never occur. Target has informed us that it has elected to not renew the Liz Lange license agreement, which expires on January 31, 2018 at the end of the current term, Target will continue to pay royalties to Cherokee Global Brands until the expiration of the agreement.  Cherokee Global Brands has entered into a master license agreement with a third party for Liz Lange branded maternity products beginning in Fiscal 2019.

Our wholesale licensing arrangements subject us to a number of risks.

In our wholesale licensing relationships, we license our brands to manufacturers that produce and import various categories of apparel, footwear, home products and accessories under our trademarks and sell the licensed products to retailers. We have some historical wholesale licensees with respect to some of our brands and we have recently entered into several new wholesale arrangements, primarily covering our newly acquired Hi-Tec and Magnum brands and sales of products bearing our Cherokee brand in the United States. We believe these arrangements signal a significant shift in our strategy for sales of products bearing the Cherokee brand in the United States, which in the past have been governed by a DTR license agreement. Although we believe these new wholesale licensing arrangements will help to diversify our sources of revenue and licensee or other partner relationships and will provide additional avenues to obtain brand recognition and grow our Company, these expectations could turn out to be wrong. If we do not achieve the intended or expected benefits of these wholesale arrangements, our results of operations, liquidity and financial condition could be materially adversely affected. Moreover, we have less experience with the wholesale licensing model than the DTR licensing model and we may find it difficult to develop reliable forecasts and expectations regarding revenues from these arrangements, either of which could harm our business and our operating results.

The minimum annual royalty obligations under our wholesale license arrangements are significantly smaller than the minimum annual royalty obligations in some of our Direct to Retail licensing arrangements, including our former license agreement with Target and our license agreement with Kohl’s. Also, our new wholesale license agreements for the Cherokee, Hi-Tec and Magnum brands are not subject to reducing royalty rates based on cumulative sales levels, as was our former license agreement with Target for the Cherokee brand. As we begin to recognize revenues from these new wholesale licensees and to the extent we pursue similar wholesale arrangements in the future, their lower minimum royalty obligations and consistent royalty rates could cause our performance and cash flows to be more strongly influenced by the seasonality of the retail business and thus subject to more material fluctuations between periods, and could also cause our aggregate annual royalty revenues to decline if retail sales volume for our brands decreases and we become dependent upon minimum royalty obligations.

Additionally, in wholesale arrangements, we have limited ability to control various aspects of the manufacturing process, including access to raw materials, the timing of delivery of finished products, the quality of finished products and manufacturing costs. Our wholesale licensees may not be able to produce finished products of the quality or in the quantities that are sufficient to meet retailer demand, in a timely manner or at all, which could result in an inability to generate revenue from any such products and loss of retailer confidence in our brands. On the other hand, wholesale licensees may produce inventory in excess of retailer and consumer demand, in which case over-supply may cause retail prices of products bearing our brands to decline. Additionally, there may be delays in the manufacturing process over which we may have no control, including shortages of raw materials, labor disputes, backlogs or insufficient devotion of resources to the manufacture of products bearing our brands. Further, we compete with other brand owners for the time and resources of our wholesale distributors, which could curtail or limit our ability to engage new or maintain relationships with existing wholesale licensee partners on acceptable terms or at all. Interruptions in the supply of products bearing our brands to retailers or lapses in quality could adversely impact our reputation and financial condition. Further, the unplanned loss of any of our wholesale licensees could lead to inadequate market coverage for retail sales of products bearing our brands, create negative impressions of us and our brands with retailers and consumers and add downward pressure on prices of products bearing our brands as a result of liquidating a former wholesaler’s inventory of such products.

Revenues from our Hawk Signature and Tony Hawk brands largely depend on Kohl’s for Fiscal 2018.

In January 2014, we acquired the Hawk Signature and Tony Hawk brands. Concurrently with this acquisition, we entered into a retail license agreement with Kohl’s, pursuant to which Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk-branded apparel and related products in the United States. We agreed to this exclusive license in part based upon our expectation that revenues from Kohl’s for these brands will grow in future periods, although this expectation may turn out to be wrong and such revenue growth may never occur beyond the $4.6 million minimum annual royalty payment required under the license agreement, as amended.

The failure of our licensees or franchisees to sell products bearing our brands or that otherwise generate royalties to us, to pay us royalties for such products or to renew their license or franchise agreements with us could result in a decline in our results of operations.

Our revenues are dependent on royalty payments made to us under our license and franchise agreements. Although the license agreements for our brands in many cases provide for guaranteed minimum royalty payments to us, the failure of our licensees or franchisees to satisfy their obligations under their agreements with us, their decision to not renew their agreements with us or their inability to grow or maintain their businesses could cause our revenues to suffer. Further, while we historically have been dependent on our relationships with Target and Kohl’s, the concurrent failure by several of our other material licensees or franchisees to meet their financial obligations to us or to renew their respective license or franchise agreements could materially and adversely impact our results of operations and our financial condition.

Our acquisition of the Hi-Tec and Magnum brands and conversion of these brands to a new business model is subject to significant risks.

We acquired the Hi-Tec, Magnum and other associated footwear brands in December 2016. Before our acquisition, the Hi-Tec brands were operated under a full spectrum distribution model, meaning that one group of affiliated companies owned the brands and manufactured the products. In connection with our acquisition of these brands, we sold the associated operating assets to certain operating partners and/or distributors and entered into new wholesale licensing arrangements with these operating partners and/or distributors. Through these transactions and our post-acquisition integration efforts, we are converting the Hi-Tec brands to a branded licensing model. Going forward, we primarily intend to pursue a wholesale licensing model for these brands.

The acquisition of these brands and our conversion of their distribution model to align with our brand licensing model are subject to significant risks, as these brands have not historically been marketed, distributed and sold in this manner and it is uncertain whether this model will be effective for these brands. As a result, we are not able to reliably forecast or predict the impact of these brands on our revenues or other aspects of our results of operations. Further, the roles and responsibilities of the parties in the distribution chain for these products, including our Company, as the licensor of the brands and overseer of high-level marketing strategies, the wholesalers we engage to manufacture and distribute products bearing these brands, and the retailers to which the wholesalers sell these products for ultimate resale to consumers, will be different following our conversion of these brands to our brand licensing model. The wholesalers we have engaged for these brands to date, which consist of former operating partners and/or distributors of these brands, may not be familiar with or accustomed to our brand licensing model and may not be successful in converting their distribution efforts to align with this model. Further, as we make efforts to expand these brands to new geographic and consumer markets, we expect to pursue new arrangements with additional wholesale licensees for these brands. However, as with any effort to expand into new markets, any new wholesalers we may engage in the future for these brands, as well as the retailers and consumers they reach, may not be familiar with the brands and may not accept them. Any such outcome could result in failures to sell products bearing these brands in volumes and at prices that generate expected levels of revenue to us.

Additional risks associated with our acquisition of these brands include, among others, the following: (i) we expect our strategy for these brands to focus on wholesale licensing, and as a result, our efforts to build this brand will be subject to all of the risks associated with wholesale arrangements, including our dependence on third parties that we do not control, our lack of significant experience with wholesale arrangements and the other risks of wholesale licensing discussed elsewhere in these risk factors; (ii) the geographic scope of these brands is more significant than many of our other brands, and as a result, these operations will amplify the risks related to the international scope of our business, including less effective and less predictable protection and enforcement of our intellectual property in some jurisdictions and the other risks associated with our international operations discussed elsewhere in these risk factors; (iii) our conversion of the business model for these brands will require significant efforts, costs and other resources, which will divert attention from our other brands and could cause the performance of our other brands to suffer; and (iv) the acquisition of these brands has already involved significant time and costs, including the cash purchase price for the assets and our other expenses associated with the transaction, which has forced us to increase our debt levels and use significant amounts of cash on-hand and which puts significant pressure on our liquidity, particularly in light of the risks associated with our ability to manage and grow these brands under a new licensing model.

In light of the significance of the risks related to our acquisition of the Hi-Tec, Magnum and associated footwear brands and our efforts to convert their distribution model, we may fail to achieve the intended benefits of our acquisition of these brands and we may never generate sufficient royalty revenues from these brands to recoup their costs. If any of these outcomes were to occur, our performance, financial condition and liquidity could be materially adversely affected.

Our indirect product sales of products bearing the Hi-Tec and Magnum brands involve risks, including certain collection and credit risks and decreased comparability of our operating results.

Since our acquisition of the Hi-Tec and Magnum brands in December 2016, we have been indirectly selling footwear bearing these brands to certain select wholesalers and government entities that are customers of these brands. In these relationships, the purchasers of the products place their product orders directly with us, which we then forward to a manufacturer for the manufacture and delivery of the products directly to the original purchaser. The wholesalers and government entities that purchase products under these arrangements submit payments directly to us for their product orders, the amount of which is typically determined based on a pre-established percentage mark-up to our cost, and we then pay the manufacturer of the purchased products for the cost of the order. As a result, we retain a percentage of the payments made to us by wholesalers and government entities.  In Fiscal 2017, we recorded a total of $6.6 million in revenues from these indirect product sales, of which a total of $5.1 million was paid to manufacturers or distributors as a cost of the product sales.

Due to the payment structure for these arrangements, a significant portion of our revenues from indirect product sales is paid out to manufacturers as a cost of the product sales. Since the cost portion of these revenues, representing the product cost, are not retained by us, they are recorded as costs of goods sold in our consolidated financial statements and do not significantly increase our operating net income (loss). As a result, for as long as we maintain these indirect product sale arrangements, we may record increased revenues that do not materially increase our operating income (loss). The addition of indirect product sales to our business model, which has historically been exclusively focused on licensing and franchising relationships, could substantially reduce the comparability of our results of operations across periods and render such comparisons less meaningful.

In addition, although the product purchasers in these arrangements receive products directly from the manufacturer, which is similar to our wholesale licensing relationships, our indirect role in these product sales does not completely remove us from certain risks related to the manufacture and delivery of the products. For instance, since we are between the purchaser and the manufacturer in the product payment cycle, the wholesalers and government entities that purchase products under these arrangements may hold us financially responsible for product delivery failures or other similar events. Additionally, since these arrangements place us in direct contact, either through product order placement or receipt or payment of funds, with both the customer and the manufacturer of the products, we may be subject to increased credit risks based on these relationships. Moreover, serving as an intermediary between product customers and product manufacturers with respect to order placement and payment, and our role as such may expose us to additional risks of which we are not presently aware or we may not be able to effectively serve in this role. Further, although we intend to convert these indirect product sale arrangements to traditional direct or wholesale licensing relationships as the existing arrangements expire, the wholesalers and government entities with which we maintain these arrangements may not be amenable to a such a licensing relationship, in which case we could lose these customers or be required to maintain business relationships that would change our present business model. The occurrence of any of these risks could adversely affect our customer relationships and our performance.

Our franchise business exposes us to numerous risks.

In connection with our acquisition of the Flip Flop Shops brand in October 2015, we acquired, and became the franchisor under, a number of franchise agreements with franchisees of this brand. Many of these franchisees maintain one or more Flip Flop Shops retail stores located across the globe, including in the United States, Canada, the Caribbean, the Middle East and South Africa. This new Flip Flop Shops franchise business exposes us to a variety of risks, including, among others, that: (i) we may not be able to find capable and experienced franchisees who can implement the Flip Flop Shops brand concept and strategies we believe are necessary for the future growth of this brand or sell merchandise and operate stores in a manner consistent with our standards and requirements; (ii) even if we are able to attract capable franchise owners, these franchisees may not be able to open new Flip Flop Shops retail stores in a timely manner or manage and maintain them once opened, secure desirable site locations, obtain adequate financing, construct and develop new store locations without delays and attract qualified operating personnel; (iii) the third party brands that are sold at Flip Flop Shops stores could decline in popularity or decide to stop selling their merchandise at some or all of the Flip Flop Shops store locations; (iv) neighborhood or economic conditions or other demographic patterns where existing or new Flip Flop Shops stores are located could decline or otherwise change in a negative way; and (v) our franchise business is subject to complex and varying franchise laws and regulations imposed by the U.S. federal, state and foreign jurisdictions in which we operate, and we may need to devote significant costs and resources in order to learn and comply with these laws and regulations and we may be subject to various penalties, including monetary fines or other sanctions if we fail to comply with these laws and regulations. If any of these risks were to materialize, the reputation of the Flip Flop Shops brand or our other brands could be damaged, sales volume at one or more Flip Flop Shops store locations could decline, existing store locations may close or new may store locations may fail to open at expected rates or at all, the Flip Flop Shops brand name may not grow as we anticipate, or our franchise revenues relating to this brand could be limited, curtailed or reduced, any of which could harm our performance and prospects.

Our business may be negatively impacted by general economic conditions.

Our performance is subject to worldwide economic conditions and the corresponding impact on levels of consumer spending, which may affect our licensees’ and franchisees’ retail sales. It is difficult to predict future levels of consumer spending and any such predictions are inherently uncertain. Many factors affect the level of consumer spending in the apparel industries, including, among others, prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Further, the worldwide apparel industry is heavily influenced by general economic cycles. Purchases of apparel, footwear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines. As a result, during periods of economic uncertainty, slowdown or recession, the risks associated with our business are generally more acute. For instance, general uncertainty in U.S. economic, political, regulatory, and market conditions has increased following the results of the 2016 U.S. presidential election due to the unpredictability of the policies and direction of the new administration, and these uncertainties may result in decreased confidence in the U.S. or global economy and decreased levels of consumer spending. In addition to decreased consumer spending generally, these periods of uncertainty, slowdown or recession may be accompanied by decreased demand for, or additional downward pricing pressure on, the products carrying our brands. Accordingly, any prolonged economic slowdown, a lengthy or severe recession or any other negative trend in either the U.S. or the global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.

We are subject to additional risks associated with the international scope of our operations.

Many of our licensees and franchisees are located outside the United States, as we franchise our Flip Flop Shops brand and market and license our other brands outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees and franchisees. During Fiscal 2017, approximately 37% of our revenues were derived from our international licensees and franchisees. In addition, our business associated with our newly acquired Hi-Tec family of footwear brands is managed and operated by our Dutch subsidiary that we formed for the purpose of the acquisition.

We face numerous risks in doing business outside the United States, including, among others: (i) our general lack of experience operating foreign subsidiaries, (ii) unusual, unfamiliar or burdensome foreign laws or regulatory requirements, including tax, labor, contract, intellectual property protection and other laws, and unexpected changes to these laws or requirements; (iii) difficulties complying with the laws of multiple jurisdictions; (iv) uncertainties related to developing legal and regulatory systems and standards for economic and business activities, property ownership and the application of contract rights; (v) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers, about which there is increased uncertainty following the results of the 2016 U.S. presidential election and the trade policies of the new administration, including withdrawal from the Trans-Pacific Partnership and proposed revision to the North American Free Trade Agreement; (vi) difficulties in attracting and retaining qualified personnel to conduct our foreign operations or manage our foreign licensees and franchisees; (vii) challenges relating to labor and employment matters, including differing employment practices and requirements regarding health, safety and other working conditions in foreign jurisdictions; (viii) competition from foreign companies; (ix) longer accounts receivable collection cycles and difficulties in collecting accounts receivable; (x) less effective and less predictable protection and enforcement of our intellectual property in some jurisdictions; (xi) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (xii) potentially adverse tax consequences from the several U.S. and foreign jurisdictions in which we are subject to taxation; and (xiii) cultural differences in the conduct of business. Any one or more of such factors could cause our future international sales to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act and applicable foreign anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

We have contracts with government entities that are subject to unique risks.

We have, and expect to maintain, long-term contracts with various foreign government entities, which primarily relate to our Hi-Tec family of footwear brands. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For instance, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. As a result, the termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenue attributable to that contract, which could have a negative impact on our operations. In periods of global or local political tension or unrest or decreased spending, these risks could be amplified. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice and would only be required to pay for work completed and commitments made at the time of termination. Any such modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition.

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

We have identified material weaknesses in our internal control over financial reporting, which could adversely affect our business and reputation and could, if not remediated, result in material misstatements in our financial results.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A of this Annual Report, management has identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of January 28, 2017. This conclusion could cause investors to lose confidence in the reliability of our reported financial information, which could result in a significant decline in the market price of our common stock. Additionally, our reputation with lenders, retailers, investors, securities analysts and others may be adversely affected. Moreover, these effects could continue even after we have determined that the identified material weaknesses are remediated.

Although we have developed and initiated a remediation plan designed to address the material weaknesses we have identified, this plan may not be fully implemented in a timely or effective manner, the remedial measures included in the plan will involve significant time and costs and will distract management from our core business operations, and these remedial measures could be insufficient to address the material weaknesses. In addition, even if we are successful in strengthening our controls and procedures, these controls and procedures may not be adequate in future periods and additional material weaknesses or significant deficiencies in our internal control could occur or be discovered. If any of these risks were to occur, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Any such restatement could lead to substantial additional costs for accounting and legal fees and litigation, significant reputational harm and material declines in our stock price.

Compliance with changing securities laws, regulations and financial reporting standards could increase our costs and pose challenges for our management team, and any compliance failures could materially harm our business.

Existing laws, regulations, listing requirements and other standards relating to corporate governance and public disclosure significantly increase the costs and risks associated with operating as a publicly traded company in the United States. Our management team devotes significant time and financial resources to try to comply with existing and evolving standards for public companies. However, notwithstanding our efforts, we have failed to comply with the SEC’s reporting deadlines applicable to this Annual Report, and it is possible that additional financial and other public reports we are obligated to file in the future also may not be considered timely, accurate or complete. In order to re-establish compliance with our public reporting requirements, we intend to hire additional personnel, engage consultants or other third-party advisors and change our internal practices, standards and policies, which could significantly increase our costs and divert management’s time and attention from revenue-generating activities. In addition, noncompliance with these reporting requirements could subject us to sanctions or investigation by regulatory authorities, such as the SEC, which could involve fines or other penalties, and could also adversely affect our financial results, result in a loss of investor confidence in the reliability of our financial information and other public disclosures and jeopardize the listing of our common stock on the NASDAQ Global Select Market, as described below. If any of these risks were to occur, our business and reputation could be materially adversely affected and the market price of our common stock could materially decline.

Further, the SEC has passed, promulgated or proposed new rules on a variety of subjects, including, for example, with respect to the preparation and filing of financial statements, establishment or disclosure of clawback and hedging policies and disclosure of executive compensation information. The existence of new and proposed laws and regulations relating to financial reporting or other disclosure obligations or that impose additional or more stringent compliance requirements could create uncertainties for public companies, make it more difficult to attract and retain qualified executive officers and members of our Board of Directors, particularly to serve on our audit and compensation committees, and generate significantly increased costs if we are required to add additional accounting or other staff, engage consultants or change our internal practices in order to comply with the new requirements. The occurrence of any of these outcomes could significantly harm our business, financial condition and performance.

We are dependent on our intellectual property, and we may not be able to successfully protect our rights or we may become involved in costly legal proceedings regarding our intellectual property rights or the intellectual property rights of third parties.

We hold various trademarks for our brands, including Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, Sideout and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in numerous other countries and we also hold trademark applications for these brands in a number of other countries, although the laws of many countries may not protect our intellectual property rights to the same extent as the laws of the United States and, as a result, adequate protection in these jurisdictions may be unavailable or limited. These actions taken by us to establish and protect our trademarks and other proprietary rights might not prevent imitation of our products, infringement of our intellectual property rights by unauthorized parties or other challenges to our intellectual property ownership, or prevent the loss of licensing or franchise revenue or other damages caused thereby, including a reduction in value of our licenses that could make it easier for competitors of our licensees to capture increased market share. If any of these events occurs, our business prospects, financial condition, results of operations and liquidity could be materially harmed. In the future, we may be required to assert infringement claims against third parties, and one or more parties may assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel whether or not such litigation is determined in our favor. Further, if any adverse ruling in any such matter occurs, any resulting limitations in our ability to market or license our brands could reduce the value of our licenses and our intellectual property assets and otherwise have a material adverse effect on our business, financial condition and results of operations.

We may become involved in other litigation or government or administrative proceedings that may materially affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action and other litigation and claims. We may also be the subject of government and other regulatory investigations, audits and proceedings, including in connection with any claim of our violation of the laws, rules and regulations applicable to our business, such as federal, state and foreign franchise laws, anti-bribery laws and work safety and labor laws, among others. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant legal and other expenses. Furthermore, because litigation and administrative or government proceedings are inherently unpredictable, any of these proceedings could result in unfavorable outcomes, which could include monetary damages or fines and other sanctions. Any such result could have a material adverse effect on our business, results of operations or financial condition.

We are dependent on our key management personnel.

Our success is highly dependent upon the continued services of our key executives, consisting of Henry Stupp, our Chief Executive Officer and a member of our board of directors (“Board of Directors”), Howard Siegel, our President and Chief Operating Officer, and Jason Boling, our Chief Financial Officer, as well as certain of our other key employees, including Ed van Wezel, the Chief Executive Officer of our subsidiary that manages our Hi-Tec family of footwear brands, Martin Binnendijk, the President and Chief Operating Officer of our subsidiary that manages our Hi-Tec family of footwear brands, and Brian Curin, the President of our subsidiary that manages our Flip Flop Shops franchise operations. We have a limited number of employees, and Mr. Stupp’s and our other executives’ leadership and experience in the apparel licensing industry, Mr. Curin’s expertise in the franchising industry, and Messrs. van Wezel’s and Binnendijk’s experience with our newly acquired Hi-Tec family of footwear brands are important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives or other employees. The loss of the services of Mr. Stupp or our other executives or key employees could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

We may encounter difficulties in connection with acquisitions or other strategic transactions and we may not realize the expected benefits from these transactions.

We regularly evaluate opportunities to acquire or represent new brands. During our three most recently completed fiscal years, we have completed three such acquisitions: our acquisition of the Everyday California Lifestyle brand in May 2015; our acquisition of the Flip Flop Shops brand in October 2015; and our acquisition of the Hi-Tec and Magnum brands in December 2016. We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio of products and services or expand the breadth of our markets. Our experience integrating acquired assets and businesses is limited, and we may not be successful in realizing the expected benefits from an acquisition. Our future success depends, in part, upon our ability to manage an expanded portfolio of brands, which could involve significantly increased costs and pose substantial challenges for management.

Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating new brands or other assets; (ii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iii) difficulties and costs in combining the operations and personnel of any acquired businesses with our operations and personnel, including any failure to retain key employees, customers, vendors, manufacturers or other service providers or partners of any acquired businesses, any failure to convert and integrate acquired assets into our branded licensing business model, and challenges forecasting revenues and expenses for newly acquired brands; (iv) significant or unanticipated costs associated with an acquisition, including incurrence of contingent liabilities, amortization charges associated with acquired assets, wirte-offs of goodwill or trademarks, capital expenditures and accounting, legal and other transaction expenses; (v) any inability to realize the intended synergies and other benefits of an acquisition or transaction, particularly if our assumptions about sales, revenues, operating expenses and costs of acquired assets or businesses turn out to be wrong; (vi) diversion of management’s attention from our core business or our existing brand portfolio; (vii) adverse effects on existing business relationships with our partners; (viii) risks associated with foreign acquisitions or otherwise entering new geographic or customer markets, such as our acquisition of the Hi-Tec and Magnum brands in December 2016, including regional differences in consumer preferences, branding standards and the general conduct of business, less effective and less predictable protection and enforcement of intellectual property in some foreign jurisdictions and other risks related to doing business outside the United States; and (ix) risks associated with new types of business arrangements in which we have no or limited prior experience, such as our acquisition of franchise agreements and entry into the franchising business upon our acquisition of the Flip Flop Shops brand in October 2015. Accordingly, our recent acquisitions as well as any future transactions that we pursue may not result in the anticipated benefits and could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, future acquisitions may require us to obtain additional equity or debt financing, which may not be available when needed, on favorable terms or at all. If we seek to finance future acquisitions or other strategic transactions by issuing equity or convertible debt securities or by incurring other types of indebtedness, we may experience the risks associated with these transactions that are described in these risk factors below. Further, we may seek such financing from sources that expose us to additional risks, such as our receivables funding loan agreement entered into with one of our directors, Mr. Jess Ravich, in December 2016 in connection with our acquisition of the Hi-Tec and Magnum brands, which creates a conflict of interest between us and Mr. Ravich that could have negative effects. Any of these effects could harm our operating results or financial condition.

We have incurred a significant amount of indebtedness to pay the cash consideration for our recent acquisitions. Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

We entered into a credit facility with Cerberus Business Finance, LLC (“Cerberus”) in December 2016. As of the date of this report, approximately $45.0 million in principal amount is outstanding under our term loan facility with Cerberus. As of the date of this report, we also have $5.0 million outstanding on our revolving credit facility with Cerberus. Our outstanding indebtedness under the Cerberus credit facility is due in December 2021.

The Cerberus credit facility imposes various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain Cerberus’s consent before we can, among other things and subject to certain limited exceptions: (i) incur additional indebtedness or additional liens on our property, (ii) consummate acquisitions, dispositions, mergers or consolidations, (iii) make any change in the nature of our business, (iv) enter into transactions with our affiliates, or (v) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. The Cerberus credit facility also imposes financial covenants that set financial standards we will be required to maintain. Further, as collateral for the Cerberus credit facility, we have granted a first priority security interest in favor of Cerberus in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries. If an event of default occurs under the credit facility, that is not forborne, or cured or waived in accordance with the terms of the credit facility, Cerberus has the right to terminate its obligations under the credit facility, accelerate the payment on any unpaid balance of the credit facility and exercise any other rights it may have, including foreclosing on our assets that serve as collateral for the loan. We obtained a waiver to this credit facility on April 28, 2017, due the late filing of the Company’s Fiscal 2017 Form 10-K. Our failure to comply with the terms of our indebtedness could have a material adverse effect to our business, financial condition and liquidity.

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

Our capital requirements in future periods may be uncertain and could depend upon many factors, including, among others: acceptance of, and demand for, our brands; the costs of developing new brands; the extent to which we invest in new brands; the number and timing of our acquisitions and other strategic transactions; the costs associated with our expansion, if any; and the costs of litigation and enforcement activities to defend our trademarks. In the future, we may need to raise additional funds, and such funds may not be available when needed, on favorable terms, or at all. If we issue equity or convertible debt securities to raise additional funds, as we did with our public offering of our common stock in December 2016, our existing stockholders would experience dilution and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders, and if we incur additional debt to raise funds, as we did with our new credit facility with Cerberus entered into in December 2016, we may become over-leveraged and our ability to operate our business may be restricted by the agreements governing the debt. Further, we may incur substantial costs in pursuing future capital transactions, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs.

Moreover, our late filing of this Annual Report renders us ineligible to register the offer and sale of our securities using a registration statement on Form S-3, and we will not regain such eligibility until we have timely filed our periodic reports with the SEC for 12 consecutive calendar months. We do not know when we will meet this requirement, which depends upon our ability to file our periodic reports on a timely basis in the future. If we seek to raise capital through an offering of our securities while we remain ineligible to use Form S-3, our inability to use this form could limit our financing alternatives, reduce our ability to access capital in a timely manner and increase our transaction costs, any of which could make it more difficult to execute any such transaction successfully and could have an adverse effect on our financial condition.

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

Changes in our effective tax rates or tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

We are subject to income tax in the United States, California and certain other state jurisdictions. In addition, following our acquisition of the Hi-Tec family of footwear brands, we are also subject to taxation in several foreign jurisdictions, which may have unusual, unfamiliar or particularly burdensome tax laws. Our new global tax structure could be negatively impacted by various factors, including changes in the tax rates in jurisdictions in which we earn income or changes in tax laws or interpretations of tax laws in the jurisdictions in which we operate, all of which could impact our future effective income tax rates. Our effective tax rates could also be adversely affected in the future by changes in the valuation of our deferred tax assets and liabilities. Any increase in our effective tax rate could adversely affect our future reported financial results or the way in which we conduct our business.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Further, we may be audited by tax authorities, which could evaluate and disagree with our judgments regarding our tax provisions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be expensive to defend and materially different from our historical income tax provisions and accruals. The results of an audit or litigation could materially affect our income tax provision, net income or cash flows in the period or periods for which that determination is made.

Risks Related to Our Common Stock

The trading price of our stock may be volatile and shares of our common stock are relatively illiquid.

The trading price of our common stock is likely to be subject to fluctuations as a result of various factors impacting our business, including, among others: (i) our financial results; (ii) the successful completion of any acquisition or strategic transaction, including the integration of the acquired assets or businesses into our existing business and realization of synergies and other benefits of the acquisition or transaction; (iii) announcements by us, our retail partners or our competitors, as applicable, regarding or affecting the retail environment either domestically or internationally, the reputation of our brands, our existing or new license agreements and brand representations or acquisitions, strategic alliances or other transactions; (iv) recruitment or departure of key personnel; (v) changes in the estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock; (vi) any material weaknesses in our internal control over financial reporting, including the material weaknesses we identified as of January 28, 2017 that are described elsewhere in these risk factors, or any failures to comply with applicable public reporting requirements, as has occurred with this Annual Report and as is described elsewhere in these risk factors; (vii) market conditions in the retail industry and the economy as a whole; and (viii) the other risks described in these risk factors.

Further, as a result of our relatively small public float, our common stock may be less liquid than the common stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common shares may have a greater impact on the trading price for our common stock than would be the case if our public float was larger.

We are not in compliance with NASDAQ’s requirements for continued listing, and if NASDAQ does not concur that we have adequately remedied our non-compliance with applicable listing rules, our common stock may be delisted from trading on the NASDAQ Global Select Market, which could have a material adverse effect on us and our stockholders.

On May 3, 2017, we received a deficiency letter from The NASDAQ Stock Market (“NASDAQ”) indicating that, as a result of not filing this Annual Report in a timely manner, we were not in compliance with NASDAQ Listing Rule 5250(c)(1) for continued listing on the NASDAQ Global Select Market. The deficiency letter indicated that we have until July 3, 2017 to submit a plan to regain compliance with NASDAQ’s continued listing standards; however, we believe our filing of this Annual Report has resulted in our regained compliance with NASDAQ’s continued listing standards and has eliminated the need to submit such a compliance plan. Although we believe that, as of our filing of this Annual Report, we are currently in compliance with NASDAQ’s continued listing requirements, we could fail to comply with these requirements again in the future. In that case, we would receive additional deficiency letters from NASDAQ and our common stock could be delisted from trading on the NASDAQ Global Select Market, which could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock.

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

The sale by our stockholders of substantial amounts of our common stock in the public market or the perception that such sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act, or upon expiration of any lock-up periods applicable to outstanding shares, including under the lock-up agreements entered into in connection with our public offering of our common stock in December 2016, or upon our issuance of shares upon the exercise of outstanding options or warrants or the vesting of restricted stock units, could cause the market price of our common stock to fall. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future when needed, on acceptable terms or at all.

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock.

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock, without action by our stockholders. Subject to the restrictions under our new credit facility with Cerberus, such shares of preferred stock may be issued on terms determined by our Board of Directors in its discretion, and may have rights, privileges and preferences superior to those of our common stock. For instance, such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock, could have superior voting or conversion rights, which could adversely affect the voting power of the holders of our common stock, or could have other terms that negatively impact the voting control or other rights of our common stockholders. Additionally, the ownership interest of holders of our common stock would be diluted following the issuance of any shares of our preferred stock. Further, the preferred stock could be utilized, under certain circumstances, as a method for discouraging, delaying or preventing a change in control of our Company.

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our common stock to decline in value.

From time to time, we provide forward-looking financial guidance to our investors. Such statements are based on our current views, expectations and assumptions and involve known and unknown risks and uncertainties that may cause actual results, performance, achievements or share prices to be materially different from any future results, performance, achievements or share prices expressed or implied by such statements. Such risks and uncertainties include, among others: changes to the assumptions used to forecast or calculate such guidance; risks related to acquisitions or strategic transactions we may pursue in the future, including the risk that we do not realize the anticipated benefits of any such transaction; and risks related to our performance and our branded licensing business model.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

We lease an 11,399 square foot office facility in Sherman Oaks, California, which serves as our corporate headquarters. In February 2016, we exercised our right to renew this lease for an additional five-year term, which began on November 1, 2016 and will end on October 31, 2021, subject to our option to renew the lease for an additional five years thereafter. Our monthly base rent under this lease is currently $30,663. We also lease a 3,850 square foot office facility in Minneapolis, Minnesota. The current term of this lease ends on June 30, 2018, subject to our option to renew for an additional three-year term, and our monthly base rent under this lease is currently $4,013. Beginning in March 2016, we are no longer occupying our Minnesota office facilities and we entered into an agreement to sublease a portion of such facilities to a third party, pursuant to which we receive $1,886 in monthly rent. We also lease a 2,032 square foot office facility in Huntington Beach, California. The lease for our Huntington Beach office facilities was early terminated and is set to expire in August 2017.  Our monthly base rent under this lease is currently $2,736. These lease agreements include provisions allowing for early termination under certain conditions.

Our Hi-Tec subsidiary, acquired in December 2016, leases a 24,251 square foot office facility in Amsterdam, Netherlands, which serves as Hi-Tec’s corporate headquarters. Our monthly base rent under this lease is currently $36,621 and the lease expires on December 31, 2026. This subsidiary also has a lease in Modesto, California for a 111,992 square foot warehouse, which was used by our licensee, Carolina Footwear, during the transition period. Upon their departure we expect to sublease this location. The current term of this lease ends on September 30, 2024 and the monthly base rent under this lease is currently $43,688.  We also have one office in Tigard, Oregon for 8,123 square feet with a monthly base rent of $13,218 which expires on July 31, 2020.  The Tigard office was used by our licensee, Carolina Footwear, during the transition period.  Upon their departure we expect to sublease this location.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

Our common stock trades on the NASDAQ Global Select Market under the trading symbol “CHKE”. The table below sets forth, for each of the fiscal quarters during our two most recently completed fiscal years, the range of the high and low sales prices for our common stock and the cash dividends declared and paid per share, if any.

				Cash
			Dividends	Dividends
	High	Low	Declared	Paid
Fiscal 2016
Quarter ended May 2, 2015	$24.50	$17.95	$—	$—
Quarter ended August 1, 2015	29.72	21.37	—	—
Quarter ended October 31, 2015	28.92	13.64	—	—
Quarter ended January 30, 2016	19.7	12.92	—	—
Fiscal 2017
Quarter ended April 30, 2016	$18.48	$15.64	$—	$—
Quarter ended July 30, 2016	14.94	10.34	—	—
Quarter ended October 29, 2016	11.50	9.59	—	—
Quarter ended January 28, 2017	11.45	9.00	—	—

As of April 20, 2017, the approximate number of stockholders of record of our common stock was 65. This figure does not include an indeterminable number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

In the future, from time to time, our Board of Directors may declare cash dividends depending upon Cherokee Global Brands’ financial condition, results of operations, cash flow, capital requirements, compliance with our credit facility with Cerberus and other factors deemed relevant by our Board of Directors. See Note 10 to our consolidated financial statements included in this Annual Report for more information about the restrictions on dividends contained in our credit facility with Cerberus.

Common Stock Performance

The following performance graph shall not be deemed to be “soliciting material” or "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing under the Securities Act or the Exchange Act, unless it is specifically incorporated by reference into any such filing. The graph is required by applicable SEC rules and is not intended to forecast or be indicative of possible future performance of our common stock.

Due to the nature of our business, we do not believe that a comparable peer group of publicly‑traded licensing companies exists. As a result, we have compared the return on investment in our common stock to the NASDAQ Composite Index and the S&P 100 Stock Index.

The table and the graph below compare the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the S&P 100 Stock Index for the period commencing January 28, 2012 and ending on January 28, 2017. The data set forth below assumes a $100 investment in our common stock and each index on January 28, 2012 and the reinvestment of all dividends.

	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017
	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017
Cherokee Inc.	100.00	143.58	145.16	194.04	174.83	100.33
NASDAQ Composite Index	100.00	114.36	149.58	170.96	172.16	213.88
S&P 100 Stock Index	100.00	117.33	139.05	157.68	159.94	191.00

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information has been taken or derived from our audited consolidated financial statements included in this Annual Report. This information may be subject to factors that affect the comparability of the information and these historical results are not necessarily indicative of results to be expected in the current period or in future periods. This information should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report.

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
	($ In Thousands Except Per Share Data)
Income Statement Data:
Royalty revenues	$34,022	$34,654	$34,968	$28,614	$26,558
Indirect product sales	6,599	—	—	—	—
Total revenues	40,621	34,654	34,968	28,614	26,558
Cost of goods sold	5,083	—	—	—	—
Gross profit	35,538	34,654	34,968	28,614	26,558
Selling, general and administrative expenses (a)	34,243	20,456	18,648	17,630	13,973
Amortization of intangible assets	912	882	932	995	1,491
Restructure charges	3,782	—	—	—	—
Operating (loss) income	(3,399)	13,316	15,388	9,989	11,094
Interest expense	(1,661)	(711)	(854)	(520)	(240)
Interest income	391	186	—	2	18
(Loss) Income before income taxes	(4,669)	12,791	14,534	9,471	10,872
Income tax expense	3,258	4,358	4,714	3,397	4,039
Net (loss) income	$(7,927)	$8,433	$9,820	$6,074	$6,833
Basic earnings per share	$(0.84)	$0.97	$1.17	$0.72	$0.81
Diluted earnings per share	$(0.84)	$0.95	$1.15	$0.72	$0.81
Cash dividends declared per share	$—	$—	$0.10	$0.3	$0.60

	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Working capital	$970	$3,010	$5,881	$694	$3,425
Total assets	166,016	70,548	58,660	54,111	33,652
Long term debt	41,595	15,068	17,836	25,144	13,228
Stockholders’ equity	72,318	42,071	29,837	17,899	13,526

(a)

Selling, general and administrative expenses include acquisition costs (such as legal and due diligence costs relating to acquisitions) of $11.5 million, $1.2 million, $0.0 million, $1.0 million and $0.0 million  for the years ended January 28, 2017, January 30, 2016, January 31, 2015, February 1,2014 and February 2, 2013, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the consolidated financial statements and the related notes included in this annual report on Form 10‑K (the “Annual Report”). In addition to historical information, the following discussion and analysis contains forward‑looking statements. Forward-looking statements are statements other than historical facts that relate to future events or circumstances or our future performance. Forward-looking statements are based on our current views, expectations and assumptions that may cause actual results, performance, achievements or share prices to be materially different from any future results, performance, achievements or share prices expressed or implied by the forward‑looking statements. Such risks and uncertainties include, among others, the risks described in Item 1A, “Risk Factors” in this Annual Report. You should not place undue reliance on the forward‑looking statements we make because some or all of them may turn out to be wrong.

As used in this discussion and analysis, “Cherokee Global Brands”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, “Fiscal 2018” refers to the fiscal year ending February 3, 2018; “Fiscal 2017” refers to the fiscal year ended January 28, 2017; “Fiscal 2016” refers to the fiscal year ended January 30, 2016; and “Fiscal 2015” refers to the fiscal year ended January 31, 2015.

We have a 52‑ or 53‑week fiscal year ending on the Saturday nearest to January 31, which aligns with our retail licensees who generally also operate and plan using such a fiscal year. This results in a 53‑week fiscal year approximately every four or five years. Each of Fiscal 2017, Fiscal 2016 and Fiscal 2015 was a 52‑week fiscal year, and Fiscal 2018 will be a 53-week fiscal year. Certain of our international licensees report royalties to us for quarterly and annual periods that may differ from ours.  We do not believe that the varying quarterly or annual period ending dates from our international licensees have a material impact upon our reported financial results, as these international licensees maintain comparable annual periods in which they report retail sales and royalties to us on a year‑to‑year basis.

Overview

Cherokee Global Brands is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, and Sideout brands and related trademarks and other brands in multiple consumer product categories and sectors. As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio. We believe the strength of our brand portfolio has made us one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, home products and accessories.

We have entered into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them access to our proprietary 360-degree platform. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. We have also entered into wholesale arrangements for the manufacture and sale of products bearing certain of our brands, including nine new wholesale arrangements with distributors that started to sell products bearing our Cherokee brand at retail in the United States at the beginning of Fiscal 2018 and wholesale arrangements for our newly acquired Hi-Tec and Magnum brands and we conduct indirect product sales to select wholesalers and government entities for our Hi-Tec and Magnum brands. In addition, we have franchise relationships for the Flip Flop Shops brand with franchisees that operate Flip Flop Shops retail stores located worldwide.

We believe that the Direct to Retail licensing model generally offers each licensee, or retailer, the exclusive right to market multiple categories of products with a recognized brand within their territory, thereby offering licensees the ability to enhance their marketing strategies and achieve a competitive advantage over competing retailers. This differentiation can also provide the retailer/licensee an opportunity to command a “premium” over private label price points, which can result in increased profit margins, even after royalties have been paid to the licensor. The licensees generally directly source their own inventory, thereby eliminating the licensor’s exposure to inventory and manufacturing risk while allowing the licensees to benefit from large economies of scale. In addition, we believe that our wholesale licensing and franchise relationships will help to diversify our sources of revenue and licensee or other partner relationships and will provide additional avenues to obtain brand recognition and grow our Company, including the opportunity to further expand the reach of our brands into markets where a DTR licensing model may not be the most effective approach.

We believe our retail responsiveness process and 360-degree value proposition have allowed Cherokee Global Brands to address the growing power of the consumer and the present and future needs of the retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe Cherokee Global Brands has become a key strategic partner to our licensees. As of January 28, 2017, we had 124 continuing license agreements in over 110 countries, 24 of which pertained to the Cherokee brand and 81 of which pertain to the Hi-Tec and Magnum brands.

We are guided by three value pillars that speak to our diverse global partners, Vision, Agility, Scale:

Vision—Brand vision that will drive differentiation and a fresh point of view to engage customers across every touch point and in multiple categories.

Agility—The agility of our unique 360-degree platform to quickly seize opportunity and swiftly introduce our branded products.

Scale—The ability to fully leverage our brands’ physical and digital spaces with multi-category relevancy and with globally recognized brands that drive a seamless customer experience.

We derive revenues primarily from licensing our trademarks to retailers and wholesalers all over the world. Our current licensee relationships cover over 110 countries and over 12,000 retail stores and online businesses and include relationships with Walmart, Target Corporation (“Target”), Kohl’s Illinois, Inc. (“Kohl’s”), Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya Walmart, Big 5, Academy, JD Sports, Black’s, and REI. Our two most significant licensees in Fiscal 2017, Fiscal 2016, and Fiscal 2015 were Target and Kohl’s.

Major Factors Affecting Our Performance

Terms of Royalty Arrangements

Generally, royalty rates for our Direct to Retail license agreements vary as a percentage of the retailer’s net retail sales of licensed products. In some cases, royalty rates are calculated based upon a fixed percentage of product sales. In other cases we have license agreements that provide for reduced royalty rates based on volume thresholds once specified cumulative levels of retail sales of merchandise in certain product categories are achieved during each fiscal year. The royalty rate reductions do not apply retroactively to the applicable licensee’s retail sales since the beginning of the year, but rather apply only to sales made during the applicable fiscal year subsequent to the achievement of the specified sales volume. For example, the amount of royalty revenue earned by us from Target in any quarter was dependent not only on Target’s retail sales of Cherokee branded products in the U.S. in that quarter, but also on the royalty rate then in effect after considering their cumulative level of retail sales for certain Cherokee branded products in the U.S. for the fiscal year. As a result, for such license agreements, our royalty revenues as a percentage of our licensees’ retail sales were typically highest at the beginning of each fiscal year and decreased if and when certain retail sales thresholds were met. Historically, this has caused our first quarter to be our highest revenue and profitability quarter and our fourth quarter to be our lowest revenue and profitability quarter. However, such historical patterns and seasonal trends may vary significantly in future periods, depending upon retail sales volumes achieved in each quarter by Target, the revenues we receive from Target and our other licensees that are not subject to reduced royalty rates based upon cumulative sales, and the terms of any new license agreements.

The terms of our royalty arrangements vary for each of our licensees. In most cases we require the licensee to guarantee a minimum royalty. These minimum royalty guarantees require our licensees to pay us a minimum royalty each year. In the case of Target, its minimum annual guaranteed royalty was $10.5 million for Fiscal 2016 and Fiscal

2017, and in the case of Kohl’s, its minimum annual guaranteed royalty was $4.8 million for Fiscal 2016 and Fiscal 2017 and $4.6 million for Fiscal 2018.

As of January 28, 2017, we had contractual rights to receive over $108.8 million forward‑facing minimum royalty revenues over the next six years, excluding any revenues that may be guaranteed in connection with contract renewals.

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

Recent Developments

Expiration of Target License Agreement for the Cherokee Brand in the United States

Until January 31, 2017, Target had exclusive rights to Cherokee branded products for all product categories in the United States. Royalty revenues from Target’s sales of Cherokee branded products accounted for greater than 35% of our total revenues during each of Fiscal 2017, Fiscal 2016 and Fiscal 2015. However, our license agreement with Target covering sales of most Cherokee branded products in the United States expired on January 31, 2017. We have entered into new wholesale licensing agreements, discussed below under “New Licensee Partners,” which are intended to replace our former relationship with Target for sales of Cherokee branded products in the United States. However, replacing the royalty revenues received from Target for Cherokee branded products is a significant challenge, and the expiration of this license agreement may have a material adverse effect on our business. See Item 1A, “Risk Factors,” for additional information.

Acquisition of Hi-Tec and Magnum Brands

On December 7, 2016, we closed a Share Purchase Agreement (“Hi-Tec Acquisition” or “SPA”) with Hi-Tec International Holdings BV (“Hi-Tec”) and simultaneous Asset Purchase Agreements (“APAs”) with various third parties, pursuant to which Cherokee Global Brands acquired all of the issued and outstanding equity interests of Hi-Tec for $87.2 million in cash, excluding non-interest bearing liabilities assumed and capitalized transaction costs. Cherokee Global Brands created a legal entity entitled Irene Acquisition Company B.V. (the “buyer”) to execute the transaction.

We completed the Hi-Tec Acquisition with the objective of converting Hi-Tec into a licensing business that would align with our core business. Thus, concurrently with the SPA, we entered into APAs with new operating partners of Hi-Tec, including Carolina Footwear Group, LLC (“CFG or Carolina”), Batra Limited (“BL or Batra”) and Sunningdale (“South Africa”). These agreements provided for the sale of certain manufacturing-related operating assets of Hi-Tec and its subsidiaries to these operating partners.  Post-acquisition, consistent with our planned conversion of the Hi-Tec business, we continue to own the intellectual property assets of Hi-Tec, and have entered into license agreements with three main licensees Batra (UK and Europe), Carolina (US and Canada) and Sunningdale (South Africa). The Company does not have any ownership interests in the CFG, BL or South Africa entities.

Hi-Tec and its subsidiaries were a Dutch footwear business that design, market and sell footwear globally, primarily under the Hi-Tec and Magnum brands. Hi-Tec sold its products through major retailers, independent distributors, licensees, government contracts and directly to consumers via e-commerce. Prior to the Hi-Tec Acquisition, Hi-Tec operated under a full spectrum distribution model, meaning that one group of affiliated companies owned the brands and manufactured the products. Through the Sale Transactions and our post-acquisition integration efforts, we are converting the Hi-Tec business to a branded licensing model.  Until this conversion is complete, we conduct indirect product sales of footwear bearing these brands to certain select wholesalers and government entities, which represent a minor portion of the customers of these brands.  Going forward, we primarily intend to pursue a wholesale licensing model for these brands. Our acquisition of the Hi-Tec and Magnum brands and conversion of these brands to a new business model is subject to significant risks. See Item 1A, “Risk Factors,” for additional information.

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

We funded the purchase price of the Hi-Tec Acquisition through cash on hand, proceeds from the Sale Transactions, the prepayment of the first year of guaranteed minimum royalties under license agreements with certain operating partners and/or distributors of Hi-Tec, net proceeds of a public offering of our common stock, proceeds from a new credit facility and proceeds from a receivables funding loan extended by one of our directors, each of which is described below.

Sale Transactions

On November 29, 2016, we entered into sales agreements with operating partners and/or distributors of Hi-Tec, including Carolina Footwear Group, LLC and Batra Limited. These sales agreements provide for the sale of certain of the operating assets of Hi-Tec and its subsidiaries to these operating partners and/or distributors. The aggregate cash purchase price of the Sale Transactions was approximately $11.3 million, based on expected working capital and subject to certain post-closing adjustments. The Sales Transactions closed substantially concurrently with the closing of the Hi-Tec Acquisition on December 7, 2016.  We used the proceeds from the Sale Transaction to fund a portion of the purchase price for the Hi-Tec Acquisition.

Wholesale License Agreements

Consistent with our planned conversion of the Hi-Tec business to our business model, we continue to own the intellectual property assets of Hi-Tec following the Sale Transactions, and certain of the operating partners and/or distributors have entered into wholesale license agreements with us to license certain of these trademarks from, and pay royalties to, us. Under these wholesale license agreements, certain of Hi-Tec’s operating partners and/or distributors have licensed certain Hi-Tec trademarks in the United States, Canada, the United Kingdom, continental Europe, South Africa and other jurisdictions in Africa. We used the $7.0 million prepayment of the first few years of guaranteed minimum royalties under these license agreements to pay a portion of the purchase price for the Hi-Tec Acquisition.

Public Offering

On December 2, 2016, we closed an underwritten public offering of 4,237,750 shares of our common stock at a public offering price of $9.50 per share, for net proceeds to us of approximately $38.0 million, after deducting the underwriting discount and offering expenses paid by us. We used the net proceeds of the offering to fund a portion of the purchase price for the Hi-Tec Acquisition.

Cerberus Credit Facility

On December 7, 2016, we entered into a senior secured credit facility with Cerberus Business Finance, LLC (“Cerberus”), as administrative agent and collateral agent for the lenders from time to time party thereto, pursuant to which we are permitted to borrow (i) up to $5.0 million under a revolving credit facility, and (ii) up to $45.0 million under a term loan facility. Also on December 7, 2016, we drew down $45.0 million under the Cerberus term loan facility and used a portion of these borrowings to fund the Hi-Tec Acquisition, including the repayment of the outstanding indebtedness of Hi-Tec, and to repay all amounts owed under our former credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”).  During March 2017, the Company drew $5.0 million under its available revolving credit facility with Cerberus.

The Cerberus credit facility is secured by a first priority lien on, and security interest in, substantially all of our assets and those of our subsidiaries, is guaranteed by our subsidiaries and has a five-year term. The Cerberus credit facility bears interest at a rate per annum equal to either the rate of interest publicly announced from time to time by JPMorgan in New York, New York as its reference rate, base rate or prime rate or LIBOR plus, in each case, the applicable margin and subject to the applicable rate floor. Borrowings under the Cerberus credit facility are subject to certain maintenance and other fees. The terms of the Cerberus credit facility include financial covenants that set financial standards we will be required to maintain and operating covenants that impose various restrictions and obligations regarding the operation of the Company’s business, including covenants that require us to obtain Cerberus’s consent before we can take certain specified actions.

Receivables Funding Loan

On December 7, 2016, we entered into an unsecured receivables funding loan agreement for $5.0 million with Jess Ravich, the Chairman of our board of directors (“Board of Directors”). The receivables funding loan bears interest at a rate of 9.5% per annum and is subject to a fee equal to 2.5% of the principal amount of the loan, or $0.1 million, which was paid at the funding of the loan. The outstanding principal and accrued interest under the receivables funding loan will be due and payable on June 5, 2017. The proceeds of the receivables funding loan were used to fund a portion of the purchase price for the Hi-Tec Acquisition. We expect that certain accounts receivable assets that are expected to be collected in the ordinary course of business will be used to repay the receivables funding loan. As of the date of this report, the outstanding principal balance of the receivables funding loan is $1.5 million.

Stock Repurchases

Pursuant to the approval of our Board of Directors, in June 2016 we repurchased and retired 60,082 shares of our common stock in open market transactions at a weighted average purchase price of $12.24 and for an aggregate purchase price of approximately $735,000.

New Licensee Partners

As part of our strategy, we pursue relationships with new retailers, wholesalers and other licensees in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums. This strategy also involves diversifying our types of partner relationships to include additional DTR licensees, wholesale licensees and, with our acquisition of the Flip Flop Shops trademark and brand name, franchisees of this brand. In our efforts to expand our portfolio of licensee partners, we acquired a number of new licensees for our existing brands in a variety of territories in Fiscal 2017, some of which are described below.

During Fiscal 2017, we entered into license agreements with nine wholesale distributors to distribute a variety of categories of products bearing the Cherokee brand to various retailers in the United States, which became operational at the beginning of Fiscal 2018.  The categories cover a wide range of Cherokee products including men’s and boy’s casual sportswear, sweaters and outerwear; newborn, infant and toddler boys and girls clothing and layette; girl’s active wear, sportswear, dresses, denim, and sweaters; and swimwear and sleepwear. These wholesale arrangements are intended to replace our former relationship with Target covering Cherokee branded products in the United States.

We entered into three additional license agreements (two during Fiscal 2017 and one during Fiscal 2018) for our Hawk Signature and Tony Hawk brands.  The license agreements are for broad distribution of the brands in the United States for all retail, including specialty, mid-tier, regional, mass market, off-price and club retail.

Critical Accounting Policies and Estimates

This discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and assumptions, including those related to allowance for doubtful accounts, revenue recognition, deferred revenue, income taxes, impairment of long‑lived assets, contingencies and litigation and stock‑based compensation. Management bases its estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions about future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

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

Revenue Recognition and Deferred Revenue

We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collection is reasonably assured. Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from our licensees. Our royalty revenue recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter.

Our former license agreement with Target, which accounted for a large portion of our historical revenues, was structured to provide royalty rate reductions for sales of most products covered by the agreement after Target achieved certain cumulative sales volume thresholds, such that revenue was recognized by applying the reduced royalty rates prospectively to point of sale data for these products after the defined sales thresholds were exceeded for the remainder of applicable fiscal year. These royalty rate reductions did not apply retroactively to sales since the beginning of the applicable fiscal year, and as a consequence these royalty rate reductions did not impact previously recognized royalty revenue.

Revenues from arrangements involving license fees, up-front payments and milestone payments, which are received or billable by us in connection with other rights and services that represent our continuing obligations, are deferred and recognized in accordance with the license agreement. Deferred revenues also represent minimum licensee revenue royalties paid in advance of the culmination of the earnings process, the majority of which are non‑refundable to the licensee. Deferred revenues will be recognized as revenue in future periods in accordance with the license agreement.

Franchise revenues include royalties and franchise fees. Royalties from franchisees are based on a percentage of net sales of the franchisee and are recognized as earned. Initial franchise fees are recorded as deferred revenue when received and are recognized as revenue when a franchised location commences operations, as all material services and conditions related to the franchise fee have been substantially performed upon the location opening. Renewal franchise fees are recognized as revenue when the franchise agreements are signed and the fee is paid, since there are no material services and conditions related to these franchise renewal fees.

In order to ensure that our licensees and franchisees are appropriately reporting and calculating royalties owed to us, all of our license and franchise agreements include audit rights to allow us to validate the amount of the royalties paid. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to the amounts due from licensees or franchisees is recognized in the reporting period in which the differences become known and are determined to be collectible.

We are responsible for the enforcement of our intellectual property and for pursuing third parties that are utilizing our assets without a license. As a result of these activities, from time to time, we may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods.

We consider revenue recognition to be a critical accounting policy because if the recognition policy or criteria were to change in the future, it could have a material impact on our results of operations.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies. We consider this to be a critical accounting policy because when we establish or reduce the valuation allowance against deferred tax assets, our provision for income taxes will increase or decrease, which could have a material impact on our results of operations.

We account for uncertainty in income taxes recognized in our consolidated financial statements in accordance with authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. A tax position is to be initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are to be initially and subsequently measured as the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

Impairment of Long‑Lived Assets

We evaluate the recoverability of our identifiable intangible assets and other long‑lived assets in accordance with authoritative guidance, which generally requires management to evaluate these assets for recoverability when events or circumstances indicate a potential impairment. This evaluation is based on various analyses, including cash flow and profitability projections. These analyses involve management judgment based on various estimates and assumptions. We consider this to be a critical accounting policy because if these estimates or related assumptions change in the future, we may be required to record impairment charges for the related assets, which could have a material impact on our results of operations. To date, there has been no impairment of intangible assets or other long‑lived assets.

Goodwill and Indefinite-Lived Assets

We test goodwill and indefinite-lived assets annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. In accordance with authoritative guidance, the Company may first assess qualitative factors relevant in determining whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts. Based on this analysis, the Company may determine whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative guidance.  These analyses involve management judgment based on various estimates and assumptions. We consider this to be a critical accounting policy because if these estimates or related assumptions change in the future, we may be required to record impairment charges for the related assets, which could have a material impact on our results of operations. To date, there has been no impairment of goodwill or indefinite-lived intangible assets.

Valuation of Assets and Liabilities in Connection with Business Combinations

We have acquired material intangible assets in connection with business combinations. These intangible assets consist primarily of brands and distributor relationships.  Discounted cash flow models are typically used to determine the fair values of these intangible assets for purposes of allocating consideration paid to the net assets acquired in a business combination. These models require the use of significant estimates and assumptions, including, but not limited to, estimating the timing of and future net cash flows from intangible asset groupings and developing appropriate discount rates to calculate the present value of cash flows.

Significant estimates and assumptions are also required to determine the acquisition date fair values of certain tangible assets such as inventory.  We believe the fair values used to record intangible assets acquired and other tangible assets acquired in connection with business combinations are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

Contingencies and Litigation

We evaluate contingent liabilities, including threatened or pending litigation, in accordance with authoritative guidance and record estimated reserves when the outcome of these matters is deemed probable and the liability is reasonably estimable. Management makes these assessments based on estimates about the facts and circumstances as they evolve, and in some instances based in part on the advice of outside legal counsel.

Stock‑Based Compensation

We account for equity awards in accordance with authoritative guidance, which requires the measurement and recognition of compensation expense for all stock‑based awards made to employees and directors based on estimated fair values.

The fair value of stock options and other stock‑based awards is estimated using option valuation models. These models require the input of subjective assumptions, including expected stock price volatility, risk-free interest rate, dividend rate, estimated life and estimated forfeitures of each award. The fair value of stock‑based awards is amortized over the vesting period of the award, and we have elected to use the graded amortization method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies that require recognition in the consolidated statements of operations. We consider this to be a critical accounting policy because if any of the estimates described above require significant changes, these changes could result in fluctuating expenses that could have a material impact on our results of operations.

Recent Accounting Pronouncement

See Note 2 to our consolidated financial statements included in this Annual Report for a description of recent accounting pronouncements.

Results of Operations

The table below sets forth certain of our consolidated statements of operations for the periods indicated. Historical results are not necessarily indicative of results to be expected in the current period or in future periods.  Our results of operations include the transactions for Hi-Tec from December 7, 2016 through January 28, 2017.

	Year Ended	Year Ended	Year Ended
	January 28,	January 30,	January 31,
(amounts in thousands)	2017	2016	2015
Revenues:
Royalty revenues	$34,022	$34,654	$34,968
Indirect product sales	6,599	—	—
Total revenues	40,621	34,654	34,968
Costs of goods sold	5,083	—	—
Gross profit	35,538	34,654	34,968
Selling, general and, administrative expenses and amortization of intangible assets	35,155	21,338	19,580
Restructuring charges	3,782	—	—
Operating (loss) income	(3,399)	13,316	15,388
Interest expense and other expense, net	(1,270)	(525)	(854)
Income tax provision	3,258	4,358	4,714
Net (loss) income	$(7,927)	$8,433	$9,820

Revenues

Our royalty revenues totaled $34.0 million, $34.7 million and $35.0 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Royalty revenues for all periods were primarily generated from licensing our trademarks to retailers and, to a lesser extent, to wholesalers, our share of licensing revenues from brand representation licensing agreements with other brand owners and, beginning in the third quarters of Fiscal 2016, franchise fees and royalty revenues received from franchisees of our Flip Flop Shops brand and, beginning in the fourth quarter of Fiscal 2017, revenues from royalties on wholesale sales of products bearing our Hi-Tec family of footwear brands throughout the world.

The change in royalty revenues between Fiscal 2016 and Fiscal 2017 was principally due to a decrease in North American royalties as we transition from Target to our new wholesale licensing partners for sales of Cherokee branded products in the United States. This decrease was partially offset by an increase in royalties from our licensees in South America, India, the Middle East, South Africa and Asia as the demand for Cherokee-branded and other products grew in these regions, as well as increased Flip Flop Shops franchise revenues due to our receipt of a full year of these revenues in Fiscal 2017 as compared to a partial quarter of these revenues in Fiscal 2016 (as we acquired the Flip Flop Shops brand in October 2015).  Additionally, we had $1.2 million additional royalty revenues from wholesale sales of Hi-Tec, Magnum and Interceptor branded products as a result of the Hi-Tec acquisition during December 2016.

As of January 28, 2017, we had contractual rights to receive over $108.8 million forward‑facing minimum royalty revenues over the next six years, excluding any revenues that may be guaranteed in connection with contract renewals.

Pursuant to our typical arrangements with our licensees and franchisees, we receive quarterly royalty statements and periodic retail information about sales of products that generate royalties to us, including, for our licensees, products bearing the brands we own or represent, and for our franchisees, products sold at each franchise location. However, our licensees and franchisees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period‑to‑period fluctuations in retail sales. Because we do not have direct oversight over our licensees and franchisees, we may not have all the information necessary to assess the impact on our operations of changes in price, volume or amount of products sold or the introduction of new products, or to otherwise determine or predict the specific reasons why revenue may increase or decrease in any given period.

In connection with the Hi-Tec acquisition, we began selling footwear directly to wholesalers throughout varies European countries as well as directly to various government entities around the world. The results of these operations are included as indirect product sales in the table above.

Royalty Revenues By Brand

The following table sets forth our royalty revenues by brand for Fiscal 2017 and Fiscal 2016:

	Fiscal 2017		Fiscal 2016
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total
Royalty Revenue	Revenue	Revenue	Revenue	Revenue
Cherokee Brand Royalty Revenues	$22,994	68%	$25,643	74%
Hawk Brand Royalty Revenues	5,055	15%	4,977	14%
Liz Lange Brand Royalty Revenues	2,382	7%	2,663	8%
Flip Flop Shops Brand Royalty Revenues	1,601	5%	459	1%
Hi-Tec and Magnum Brand Royalty Revenues	1,224	4%	—	—%
All Other Brand Revenues	766	2%	912	3%
Total Royalty Revenues	$34,022	100%	$34,654	100%

Cherokee Brand Royalty Revenues

Our Cherokee brand accounted for approximately 68%, 74% and 76% of our aggregate royalty revenues in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Total worldwide retail sales of merchandise bearing the Cherokee brand totaled $88.0 million, $368.0 million and $381.0 million in the fourth quarters of Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. For Fiscal 2017, total worldwide retail sales of merchandise bearing the Cherokee brand totaled approximately $766 million, compared to $1.3 billion in total retail sales for Fiscal 2016 and $1.4 billion in total retail sales for Fiscal 2015.

During Fiscal 2017, we entered into nine new wholesale licensing arrangements covering sales of products bearing our Cherokee brand in the United States, which became operational at the beginning of Fiscal 2018. We believe these arrangements signal a significant shift in our strategy for sales of products bearing the Cherokee brand in the United States, which in the past have been governed by our DTR license agreement with Target. These new wholesale arrangements consist of multiple license agreements with nine different distributors that include higher royalty rates but lower minimum annual royalty obligations, as compared to one license agreement with one retailer, Target, that included a lower and declining, tiered royalty rate but a higher minimum annual royalty obligation. This shift to a wholesale licensing model for sales of Cherokee branded products in the United States exposes us to a number of risks. See Item 1A, “Risk Factors,” for additional information.

Under our former license agreement with Target for sales of Cherokee branded products in the United States, we agreed to certain royalty rate reductions for sales of most products covered by the agreement, which applied to future sales during a fiscal year after Target achieved certain sales volume thresholds. Historically, this has caused the Company to record its highest revenues and profits in its first quarter and its lowest revenues and profits in its fourth quarter. However, we do not anticipate this trend to continue in Fiscal 2018 and in future fiscal years due to the expiration of the Target license agreement at the end of Fiscal 2017. As a result, as of the beginning of Fiscal 2018, we are no longer subject to royalty rate reductions over the course of the year for sales of our Cherokee branded products in the United States, as our new wholesale license agreements covering these products include a fixed royalty rate that is consistent throughout the year. Because U.S. wholesalers and retailers typically record their highest sales in the fourth quarter for the holiday season, we anticipate that our performance in future periods could be more strongly influenced by this seasonality of the retail business and potentially subject to more material fluctuations between periods. However, because we have less experience with the wholesale licensing model than the DTR licensing model, our forecasts and expectations regarding revenues from these arrangements may not be reliable. Any continuation of the Company’s historical revenue and profit patterns or development of any new revenue or profit patterns will depend on, among other things, the terms of the Company’s existing license and franchise agreements, excluding the Target license agreement, the terms of any new license or franchise agreements, and retail sales volumes achieved by the Company’s licensees and franchisees.

Hi-Tec and Magnum Brands Royalty Revenue

In December 2016, we completed the Hi-Tec Acquisition, in which we acquired the intellectual property assets of Hi-Tec, including the Hi-Tec, Magnum and Interceptor brands and related trademarks. In connection with the Hi-Tec Acquisition, we also entered into wholesale license agreements with certain of Hi-Tec’s operating partners and/or distributors. Under the license agreements, the operating partners and/or distributors have licensed certain Hi-Tec trademarks in the United States, Canada, the United Kingdom, continental Europe, South Africa and other jurisdictions in Africa.These arrangements are structured similarly to our other wholesale licensing arrangements.

In light of the recent date of this acquisition, we are not able to reliably forecast or predict the impact of these brands on our revenues or other aspects of our results of operations. Our integration of these assets into our business, including transitioning them from a full spectrum distribution model to our brand licensing model, amplifies this uncertainty.

Flip Flop Shops

Franchisees of Flip Flop Shops retail stores in the United States enter into franchise agreements with us that typically have a 10-year initial term and require payment to us of an initial franchise fee and a royalty fee. Franchisees of Flip Flop Shops retail stores outside the United States may enter into master franchise agreements with us for multiple store locations within a specified territory. In these instances, the master franchisee typically pays us an initial master franchisee fee, a per-location opening fee (the amount of which varies for each master franchise) and a royalty fee.

We anticipate that our Flip Flop Shops brand contribution as a percentage of total revenues will increase in future periods as additional stores open. We anticipate revenues will fluctuate depending upon the number of new stores opened in any given period, as well as royalty fluctuations based on seasonal demand, brand offerings, promotions and the number of existing stores open.

Geographic Revenues

The following table sets forth our geographic licensing revenues for Fiscal 2017 and Fiscal 2016:

	Fiscal 2017		Fiscal 2016
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total
Geographic Royalty Revenue	Revenue	Revenue	Revenue	Revenue
U.S. and Canada	$22,638	67%	$24,615	71%
Asia	4,457	13%	3,792	11%
Latin America	2,820	8%	2,643	8%
Africa	1,399	4%	1,023	3%
United Kingdom and Europe	837	3%	837	2%
All others	1,871	5%	1,744	5%
Total Royalty Revenues	$34,022	100%	$34,654	100%

United States and Canada

Our largest licensees in the United States in all periods presented were Target and Kohl’s, which together contributed 47% and 57% of our total revenues for Fiscal 2017 and Fiscal 2016, respectively, and 28% and 46% of our total revenues for the fourth quarters of Fiscal 2017 and Fiscal 2016, respectively.

Target.    For all periods presented, Target had the exclusive rights to sell Cherokee branded products for all product categories in the United States. Retail sales of Cherokee branded products at Target in the United States were lower during Fiscal 2017 at approximately $509.0 million, down from approximately $1.1 billion in each of Fiscal 2016 and Fiscal 2015. Under our former license agreement with Target, Target paid us royalties based on a percentage of its sales of Cherokee branded products and a royalty rate that, for most product categories, reduced after Target achieved specified cumulative sales volume thresholds during each fiscal year. Target also paid fixed royalty rates for Target’s sales of Cherokee branded products in the adult merchandise category that were made by Target through its website (target.com) and sales of Cherokee branded products in the school uniforms category. In addition, under a separate license agreement with us, Target pays a fixed percentage of net sales of products bearing the Liz Lange brand in the United States.

Under the terms of our former license agreement with Target for the Cherokee brand, Target was obligated to pay us a minimum annual royalty of $10.5 million, which applied to all sales of Cherokee branded products made by Target in the United States other than sales of Cherokee branded products in the school uniforms category (which products were subject to a separate minimum annual royalty payment of $0.8 million).

Our license agreement with Target for most Cherokee branded products expired on January 31, 2017. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues to Cherokee Global Brands until its expiration. Target has informed us that it has elected to not renew the Liz Lange license agreement, which expires on January 31, 2018 at the end of the current term, Target will continue to pay royalties to Cherokee Global Brands until the expiration of the agreement.  Cherokee Global Brands has entered into a master license agreement with a third party for Liz Lange branded maternity products beginning in Fiscal 2019. Our ability to generate royalty revenues from other licensees and franchisees sufficient to replace Target’s historical royalty payments to us is yet to be determined and we may experience decreased revenue levels as a result of the expiration of this relationship, particularly in the near term as our wholesale arrangements intended to replace our license agreement with Target for the Cherokee brand begin to gain traction with new retailers and their consumer bases.

Royalty revenues from our Cherokee brand at Target, excluding sales of Cherokee branded products in Canada (through Target’s discontinuation of operations in Canada) and Cherokee branded products sold in the school uniforms category, were $10.5 million and $14.9 million in Fiscal 2017 and Fiscal 2016, respectively, which accounted for 31% and 43% of our total revenues for the respective periods.  The decrease in royalties between Fiscal 2016 and Fiscal 2017 and between the fourth quarters of each such fiscal year was due to a decline in retail sales of Cherokee branded products as a result of the expiration of the Target license agreement at the end of Fiscal 2017, as Target began to transition away from sales of these products as the expiration of this license agreement approached.

Kohl’s.  As of the end of Fiscal 2017, Kohl’s had approximately 1,100 stores in the United States. Retail sales of Hawk Signature or Tony Hawk branded products at Kohl’s totaled $64.6 million in Fiscal 2017, compared to $90.6 million in Fiscal 2016. Under our license agreement with Kohl’s, Kohl’s pays royalty revenues to us based on a percentage of its sales of Hawk Signature and Tony Hawk branded products. The minimum annual royalty payment applicable to our license agreement, as amended, with Kohl’s for the Hawk Signature and Tony Hawk brands was $4.8 million prior to January 28, 2017 and $4.6 million for the remainder of the term, which applies to all sales of Hawk Signature and Tony Hawk branded products in the United States.

We entered into three additional license agreements (two during Fiscal 2017 and one during Fiscal 2018) for our Hawk Signature and Tony Hawk brands.  The license agreements are for broad distribution of the brands in the United States for all retail, including specialty, mid-tier, regional, mass market, off-price and club retail.

Because retail sales did not exceed the contractual minimum guarantees in any of the periods presented, royalty revenues from our Hawk Signature brand at Kohl’s remained flat at $4.8 million for all periods, which accounted for 14% of our total revenues for each of the respective periods.

International Licensees

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

As the U.S. dollar remained relatively stable between Fiscal 2016 and Fiscal 2017, the estimated cumulative effect on our revenues of changes to applicable foreign currency exchange rates during Fiscal 2017 as compared to Fiscal 2016 was immaterial.

Additionally, we generally record the sales of our international licensees and franchisees in U.S. dollars. We typically receive a schedule of retail sales on a monthly and/or quarterly basis from each of our foreign licensees and franchisees that is denominated in their applicable foreign currency, and then we convert these amounts to U.S. dollars using the appropriate exchange rate for the purpose of disclosing all retail sales in U.S. dollars. For all periods, we do not consider the period‑to‑period fluctuations in foreign currency exchange rates to have had a significant effect on the accuracy of the U.S. dollar‑denominated figures presented in this Annual Report.

Asia and Latin America. Our royalty revenues from Asia and Latin America are generated from licensees in Japan, China, Mexico, Peru, Chile, India, and other territories. Royalty revenues from licensees in Asia and Latin America increased to $7.3 million in Fiscal 2017 from $6.4 million in Fiscal 2016, representing a 13.1% increase. This increase was principally due to increased revenues from Japanese licensees in Fiscal 2017. In local currencies, most of our licensees in Asia and Latin America experienced growth in retail sales across all periods presented.

United Kingdom, Europe and Others.  Our other international royalty revenues are generated from licensees in the United Kingdom, other countries in Europe and other territories. One of our more significant European licensees is Argos, a subsidiary of Home Retail Group plc, which launched a broad assortment of Cherokee lifestyle products online, in catalogs and in more than 750 Argos stores across the United Kingdom and Ireland in late July 2015 and began generating royalties to us during the third quarter of Fiscal 2016. Royalty revenues from licensees in Europe and other territories were relatively consistent at $2.7 million in Fiscal 2017 compared to $2.6 million in Fiscal 2016.

Indirect Product Sales Revenues

In addition, since the Hi-Tec Acquisition, we have been indirectly selling products bearing the Hi-Tec family of footwear brands to certain select wholesalers and government entities. In these arrangements, the purchasers of the products place their product orders directly with us, which we then forward to a manufacturer or distributor for the manufacture and delivery of the products directly to the original purchaser. The wholesalers and government entities that purchase products under these arrangements submit payments directly to us for their product orders, and we then remit a portion of these payments representing the product cost to the manufacturer or distributor of the purchased products. We began recording revenues from these relationships in December 2016 when we acquired these brands, and in Fiscal 2017, we recorded a total of $6.6 million in revenues from these indirect product sales. We maintain these indirect product sale relationships with a minimal portion of the customers of the Hi-Tec family of footwear brands. The indirect product sale arrangements subject us to certain risks, see item 1A, “Risk Factors,” for additional information.

Cost of Goods Sold

Cost of goods sold during Fiscal 2017 relates to payments remitted to manufacturers or distributors of purchased products that are sold to wholesalers and government entities as described earlier.

Selling, General and Administrative

The following table sets forth additional detail regarding the components for selling, general and administrative expenses for Fiscal 2017 and Fiscal 2016.

	Year Ended	Year Ended
(amounts in thousands)	January 28, 2017	January 30, 2016
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$10,657	$9,611
Corporate expenses	5,999	4,588
Transaction costs/U.S. Business development/IP Protection Costs	11,498	1,234
Marketing expenses	2,299	1,558
Product development expenses	839	796
Non cash stock compensation	2,380	2,222
Depreciation and amortization	1,483	1,329
Total selling, general, administrative and amortization expenses	$35,155	$21,338

Selling, general and administrative expenses, including amortization of intangible assets, were $35.2 million for Fiscal 2017, compared to $21.3 million for Fiscal 2016, representing an increase of $13.8 million. The increase in SG&A was primarily due to the $11.5 million of additional legal, due diligence costs, integration and other costs related to the Hi-Tec acquisition and increased business development costs related to the identification and establishment of new brand licensees in the U.S. Selling, general and administrative expenses also included operating costs for Hi-Tec during the period from December 2016 through January 2017.

Restructure Charges

We also incurred restructuring charges of $3.8 million related to the Hi-Tec Acquisition. Restructuring charges consisted of severance, contract termination and other restructuring-related costs. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company, offset by any sublease income to be received thereafter.

Interest and Other Income or Expense

Our interest income and other income for Fiscal 2017 was $0.4 million, compared to $0.2 million for Fiscal 2016. Our interest expense for Fiscal 2017 was $1.7 million, compared to $0.7 million for Fiscal 2016.

Tax Provision

For Fiscal 2017, we recorded a tax provision of $3.3 million, compared to $4.4 million for Fiscal 2016. Our effective tax rate was −69.8% for Fiscal 2017 and 34.1% for Fiscal 2016. The difference in the effective tax rate for Fiscal 2017 in comparison to Fiscal 2016 was primarily due to nondeductible transaction costs related to the Hi-Tec Acquisition.  Since the transaction costs exceeded the Fiscal 2017 pretax book loss, the result was a significant fluctuation in the Fiscal 2017 effective tax rate.  In addition, the Fiscal 2016 effective tax rate included a benefit for recognition of previously unrecognized tax benefits upon the conclusion of certain income tax examinations.

Net (Loss) Income

Our net loss for Fiscal 2017 was $7.9 million, or $0.84 per diluted share, compared to a net income of $8.4 million, or $0.95 per diluted share, for Fiscal 2016.  Our loss was primarily driven by acquisition costs and restructure charges incurred in connection with the Hi-Tec acquisition.

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

Revenues By Brand

The following table sets forth our revenues by brand for Fiscal 2016 and Fiscal 2015:

	Fiscal 2016		Fiscal 2015
(dollar amounts in thousands)	Royalty	% of Total	Royalty	% of Total
Royalty Revenue	Revenue	Revenue	Revenue	Revenue
Cherokee Brand Royalty Revenues	$25,643	74%	$26,506	76%
Hawk Brand Royalty Revenues	4,977	14%	4,946	14%
Liz Lange Brand Royalty Revenues	2,663	8%	2,767	8%
Flip Flop Shops Brand Royalty Revenues	459	1%	—	—
All Other Brand Revenues	912	3%	749	2%
Total Royalty Revenue	$34,654	100%	$34,968	100%

Geographic Revenues

The following table sets forth our geographic licensing revenues for Fiscal 2015 and Fiscal 2014:

	Fiscal 2016		Fiscal 2015
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total
Geographic Royalty Revenue	Revenue	Revenue	Revenue	Revenue
U.S. and Canada	$24,615	71%	$24,397	70%
Latin America	2,643	8%	3,057	9%
United Kingdom and Europe	837	2%	1,636	5%
Asia	3,792	11%	3,564	10%
All others	2,767	8%	2,314	6%
Total Royalty Revenues	$34,654	100%	$34,968	100%

U.S. and Canada

Our largest licensees in the U.S. generally are Target and Kohl’s, which together contributed 46% and 57% of our consolidated revenues for the fourth quarter of Fiscal 2016 and for Fiscal 2016, respectively. In Canada, we are transitioning from Target Canada to Sears Canada for our Cherokee and Liz Lange brands.

Target. As of the end of Fiscal 2016 Target had approximately 1,790 stores in the United States. Retail sales of Cherokee branded products at Target in the U.S. were flat in Fiscal 2016 and Fiscal 2015, at approximately $1.1 billion. In Fiscal 2016, Target reached the minimum annual royalty payment of $10.5 million during the third quarter of Fiscal 2016.

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

Kohl’s.  As of the end of Fiscal 2016 Kohl’s had approximately 1,200 stores in the United States. Retail sales of Hawk Signature or Tony Hawk branded products at Kohl’s totaled $90.6 million in the Fiscal 2016 compared to $119.6 million in Fiscal 2015, decreasing approximately 24.2%.  Because retail sales did not exceed the contractual minimum guarantees, royalty revenues from our Hawk Signature and Tony Hawk brands at Kohl’s remained flat between periods at $1.2 million and $4.8 million in the fourth quarter of Fiscal 2016 and Fiscal 2016 respectively, which accounted for 15% and 14% of our consolidated revenues for such periods, respectively.

Latin America, Asia and Others

Other international royalty revenues in Fiscal 2016 increased to $9.4 million from $8.9 million in Fiscal 2015, representing a 4.8% increase. This total includes licensees in Japan, China, Mexico, South Africa, Peru, Israel, Chile, India and other territories. The increase was principally due to strength in Japan, China, India and South Africa, offset by the strengthening of the U.S. dollar. In local currencies, the majority of our international licensees had growth in retail sales for Fiscal 2016. As the U.S. dollar strengthened between periods, the estimated cumulative effect on our revenues of changes to applicable foreign currency exchange rates during Fiscal 2016 in comparison to Fiscal 2015 was an approximate $0.8 million decrease.

Selling, General and Administrative

The following table sets forth additional detail regarding the components for selling, general and administrative expenses for Fiscal 2016 and Fiscal 2015.

	Year Ended	Year Ended
	January 30,	January 31,
(amounts in thousands)	2016	2015
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$9,611	$10,401
Corporate expenses	4,588	3,997
Transaction costs/U.S. Business development/IP Protection Costs	1,234	—
Marketing expenses	1,558	1,618
Product development expenses	796	886
Non cash stock compensation	2,222	1,175
Depreciation and amortization	1,329	1,503
Total selling, general, administrative and amortization expenses	$21,338	$19,580

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

Liquidity and Capital Resources

Cash Flows

On January 28, 2017, we had cash and cash equivalents of $8.4 million. On January 30, 2016, we had cash and cash equivalents of $6.5 million. On January 31, 2015, we had cash and cash equivalents of $7.6 million. During Fiscal 2017, cash provided by operations was $12.1 million, compared to $11.9 million in Fiscal 2016.

During Fiscal 2017, cash used in investing activities was $73.8 million, compared to $13.4 million in Fiscal 2016. In Fiscal 2017, cash used by investing activities consisted of capital expenditures of property and equipment and trademark registration and renewal costs, as well as acquisitions of intangible assets relating to Hi-Tec. In Fiscal 2016, cash used by investing activities consisted of capital expenditures of property and equipment and trademark registration and renewal costs, as well as acquisitions of intangible assets relating to Everyday California and Flip Flop Shops.

During Fiscal 2016, cash used by investing activities was $13.4 million, compared to $0.6 million in Fiscal 2015. In Fiscal 2016, cash used by investing activities consisted of capital expenditures of property and equipment and trademark registration and renewal costs, as well as acquisitions of intangible assets relating to Everyday California and Flip Flop Shops. In Fiscal 2015, cash used by investing activities consisted of capital expenditures on property and equipment and trademark registration and renewal costs.

During Fiscal 2017, cash received from financing activities was $63.5 million, compared to cash received in financing activities of $0.5 million in Fiscal 2016. We had borrowings of $45 million, from a new credit facility with Cerebrus and $5 million from an unsecured receivables funding loan from Jess Ravich, the Chairman of the Company’s Board of Directors incurred in connection with the Hi-Tec acquisition, and loan payments of $25 million in Fiscal 2017, compared to loan payments of $7.6 million in Fiscal 2016. Also in connection with the Hi-Tec acquisition, in Fiscal 2017, we had net proceeds of $37 million from a public offering.

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

Credit Facilities

In September 2012, we entered into a credit facility with JPMorgan. The terms of the JPMorgan credit facility included various restrictions and covenants regarding the operation of our business and financial covenants that set financial standards we must maintain. As collateral for the JPMorgan credit facility, we granted a security interest in favor of JPMorgan in all of our assets (including trademarks), and our indebtedness was guaranteed by our wholly owned subsidiaries. See Note 10 to our condensed consolidated financial statements included in this report for additional information about our JPMorgan credit facility. As described below, as of the date of this report, all amounts owed under the JPMorgan credit facility have been repaid and the credit agreement, together with all term notes and the revolving line of credit thereunder, have been terminated and cancelled.

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

Our license agreement with Target for most Cherokee branded products expired on January 31, 2017. The license agreement with Target, including the existing royalty obligations, remained in effect and continued to generate revenues through the end of Fiscal 2017 until its expiration. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate revenues until its expiration. Our ability to generate cash from our other licensees and franchisees in replacement of Target’s royalty payments on a long-term basis is yet to be determined.

During Fiscal 2017, we entered into nine new wholesale licensing arrangements covering sales of products bearing our Cherokee brand in the United States. We anticipate that these wholesale licensing arrangements may generate different trends in our liquidity after they become effective. For example, these wholesale arrangements do not have minimum annual royalty obligations to the magnitude of our license agreement with Target and are not subject to reducing royalty rates throughout the year based upon cumulative sales levels. Thus, as we begin to receive royalty payments from these wholesale licensees and to the extent we pursue similar wholesale arrangements in the future, their lower minimum royalty obligations and consistent royalty rates could cause our cash flows from operating activities to be more strongly influenced by the seasonality of the retail business and thus subject to more material fluctuations between periods and, if retail sales volume for the Cherokee brand decreases and we were to become dependent upon minimum royalty obligations, could also cause our cash flows from operating activities to decline.

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

As of January 28, 2017, we were not the guarantor of any material third‑party obligations and we did not have any irrevocable repurchase obligations.

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

As of January 28, 2017, we had approximately $44.6 million in principal amount of outstanding indebtedness owed under our credit facility with Cerberus, all of which is due in December 2021. We may seek to refinance all or a portion of this indebtedness before its maturity date. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all.

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

The following table provides information related to our contractual cash obligations under various financial and commercial agreements as of January 28, 2017:

	Payments Due by Period(a)
(amounts in thousands)					Fiscal 2022
Contractual Obligations	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	and thereafter	Total
Operating Leases(b)	$2,488	$2,422	$2,351	$2,118	$8,893	$18,272
Long-term debt(c)	$5,600	$1,600	$1,600	$1,600	$38,200	$48,600
Interest on long-term debt(c)	$4,180	$4,028	$3,876	$3,724	$3,052	$18,860
Total Contractual Cash Obligations	$12,268	$8,050	$7,827	$7,442	$50,145	$85,732

(a)

For purposes of the above table, yearly periods were calculated to coincide with our fiscal years, meaning, for example, that the period covered by the column captioned “Fiscal 2018” starts on January 29, 2017 and ends on February 3, 2018.

(b)	Represents future minimum non‑cancelable lease payments through the expiration date with respect to the lease of our office and warehouse facilities and other equipment leases.
(c)	Represents future interest (based on current interest rates) and principal payments with respect to our credit facility with Cerberus and our receivables funding loan with Jess Ravich.

Inflation

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

Interest

From time to time we invest our excess cash in interest‑bearing temporary investments of high‑quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our credit facility with JPMorgan and our credit facility with Cerberus, a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for Fiscal 2017.

Foreign Currency

We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar, and significant fluctuations in exchange rates could materially impact our results of operations and cash flows. For Fiscal 2017, revenues from international licensing activities comprised 47% of our total revenues. For Fiscal 2017, a hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $1.9 million, which represents 4.7% of our total revenues reported for the period. This amount is not considered to represent a material effect on our results of operations or cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cherokee Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Cherokee Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended January 28, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherokee Inc. and subsidiaries at January 28, 2017 and January 30, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cherokee Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 18, 2017 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

May 18, 2017

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	January 28,	January 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$8,378	$6,534
Receivables	21,873	7,365
Other receivables	3,292	—
Income taxes receivable	1,020	707
Inventory, net	1,567	—
Prepaid expenses and other current assets	5,010	425
Total current assets	41,140	15,031
Intangible assets, net	106,193	53,095
Goodwill	15,794	100
Deferred tax asset	—	1,136
Property and equipment, net	1,311	1,151
Other assets	1,578	35
Total assets	$166,016	$70,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$26,736	$2,195
Current portion of long term debt	1,241	8,456
Related party Ravich loan	3,896	—
Deferred revenue—current	7,015	479
Accrued compensation payable	935	891
Income taxes payable—current	347	—
Total current liabilities	40,170	12,021
Long term liabilities:
Deferred tax liability	7,718	—
Income taxes payable—non-current	3,041	—
Long term debt	41,595	15,068
Other non-current	1,174	1,388
Total liabilities	93,698	28,477
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 12,951,284 shares issued and outstanding at January 28, 2017 and 8,720,012 issued and outstanding at January 30, 2016	259	174
Additional paid-in capital	66,612	27,822
Retained earnings	5,414	14,075
Accumulated other comprehensive income	33	—
Total stockholders’ equity	72,318	42,071
Total liabilities and stockholders’ equity	$166,016	$70,548

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Royalty revenues	$34,022	$34,654	$34,968
Indirect product sales	6,599	—	—
Total revenues	40,621	34,654	34,968
Cost of goods sold	5,083	—	—
Gross profit	35,538	34,654	34,968
Selling, general and administrative expenses	34,243	20,456	18,648
Amortization of intangible assets	912	882	932
Restructure charges	3,782	—	—
Operating (loss) income	(3,399)	13,316	15,388
Other income (expense):
Interest expense	(1,661)	(711)	(854)
Interest income and other income, net	391	186	—
Total other expense, net	(1,270)	(525)	(854)
(Loss) Income before income taxes	(4,669)	12,791	14,534
Income tax provision	3,258	4,358	4,714
Net (loss) income	$(7,927)	$8,433	$9,820
Net (loss) income per common share attributable to common stockholders:
Basic (loss) earnings per share	$(0.84)	$0.97	$1.17
Diluted (loss) earnings per share	$(0.84)	$0.95	$1.15
Weighted average common shares outstanding attributable to common stockholders:
Basic	9,424	8,674	8,429
Diluted	9,424	8,862	8,543
Dividends declared per common share	$0.00	$0.00	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands)

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Net (loss) income	$(7,927)	$8,433	$9,820
Other comprehensive income (loss):
Foreign currency translation adjustment	33	—	—
Other comprehensive income (loss):	$33	$—	$—
Comprehensive (loss) income	$(7,894)	$8,433	$9,820

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
Balance at February 1, 2014	8,403	$167	$21,069	$(3,337)	$—	$17,899
Stock-based compensation	—	—	1,175	—	—	1,175
Tax effect from stock option exercises	—	—	198	—	—	198
Stock option exercises and equity issuances, net of tax	155	4	1,582	—	—	1,586
Dividends	—	—	—	(841)	—	(841)
Net income	—	—	—	9,820	—	9,820
Balance at January 31, 2015	8,558	$171	$24,024	$5,642	$—	$29,837
Stock-based compensation	—	—	2,222	—	—	2,222
Tax effect from stock option exercises	—	—	(75)	—	—	(75)
Stock option exercises and equity issuances, net of tax	162	3	1,651	—	—	1,654
Net income	—	—	—	8,433	—	8,433
Balance at January 30, 2016	8,720	$174	$27,822	$14,075	$—	$42,071
Stock-based compensation	—	—	2,380	—	—	2,380
Tax effect from stock option exercises and equity issuances	—	—	(401)	—	—	(401)
Equity offering	4,237	85	36,975			37,060
Equity issuances, net of tax	54	1	(171)	—	—	(170)
Stock warrants issued	—	—	7	—	—	7
Retirement of common stock	(60)	(1)	—	(734)	—	(735)
Foreign currency	—	—	—	—	33	33
Net loss	—	—	—	(7,927)	—	(7,927)
Balance at January 28, 2017	12,951	$259	$66,612	$5,414	$33	$72,318

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Operating activities:
Net (loss) income	$(7,927)	$8,433	$9,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	571	447	571
Amortization of intangible assets	912	882	932
Amortization of debt discounts/deferred financing fees	184	—	—
Deferred income taxes	1,373	(257)	845
Reversal of uncertain tax liabilities	—	(271)	(756)
Stock-based compensation	2,380	2,222	1,175
Excess tax benefit from stock-based payment arrangements	—	(312)	(202)
Warrants	7	—	—
Other, net	(21)	68	81
Changes in operating assets and liabilities:
Receivables	6,274	84	(1,369)
Other receivables	(3,292)	—	—
Prepaids and other current assets	(1,698)	7	(138)
Income taxes receivable and payable, net	(523)	949	(911)
Inventories	(241)	—	—
Accounts payable and other accrued payables	8,004	344	(486)
Deferred revenue	6,489	3	(77)
Accrued compensation	(424)	(742)	884
Net cash provided by operating activities	12,068	11,857	10,369
Investing activities:
Purchases of trademarks, including registration and renewal cost	(71)	(96)	(70)
Proceeds from asset sales	11,337	—	—
Cash paid for business acquisitions, net of cash acquired	(84,598)	(12,871)	—
Purchase of property and equipment	(441)	(434)	(541)
Net cash used in investing activities	(73,773)	(13,401)	(611)
Financing activities:
Proceeds from Cerberus loan	45,000	—	—
Payments of Cerberus loan	(400)	—	—
Proceeds from Ravich loan	5,000	—	—
Payments of Ravich loan	(1,000)	—	—
Debt issuance costs	(3,866)	(30)	—
Proceeds from JPMorgan Term Notes	—	6,000	—
Payments of JPMorgan Term Notes	(23,618)	(7,644)	(7,027)
Payments for financing of accounts receivable	(2,456)
Proceeds from financing of accounts receivable	8,701
Proceeds from exercise of stock options	—	1,859	1,855
Issuance of common stock	36,890	—	—
Excess tax benefit from stock-based payment arrangements	—	312	202
Repurchase and retirement of common stock	(735)	—	—
Dividends	—	—	(841)
Net cash provided by (used in) financing activities	63,516	497	(5,811)
Effect of exchange rate changes on cash	33
Increase (decrease) in cash and cash equivalents	1,844	(1,047)	3,947
Cash and cash equivalents at beginning of period	6,534	7,581	3,634
Cash and cash equivalents at end of period	$8,378	$6,534	$7,581
Cash paid during period for:
Income taxes	$2,805	$4,152	$5,700
Interest	$1,570	$638	$810

The accompanying notes are an integral part of these consolidated financial statements.

CHEROKEE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except percentages, share and per share amounts)

1.Business

Cherokee Inc. (together with its consolidated subsidiaries, “Cherokee Global Brands” or the “Company”) is in the business of marketing and licensing the Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, and Sideout and related trademarks and other brands it owns or represents, as well as marketing and franchising the Flip Flop Shops brand and conducting indirect product sales to select retailers and government entities that are customers of its Hi-Tec family of footwear brands. Cherokee Global Brands is one of the leading licensors of style-focused lifestyle brands for apparel, footwear, home products and accessories.

On December 7, 2016, the Company closed a Share Purchase Agreement (“Hi-Tec Acquisition” or “SPA”) with Hi-Tec International Holdings BV (“Hi-Tec”) and simultaneous Asset Purchase Agreements (“APAs”) with various third parties, pursuant to which Cherokee Global Brands acquired all of the issued and outstanding equity interests of Hi-Tec for $87,252 in cash, excluding non-interest bearing liabilities assumed and capitalized transaction costs. Cherokee Global Brands created a legal entity entitled Irene Acquisition Company B.V. (the “buyer”) to execute the transaction.

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

Company Year End

The Company’s fiscal year comprises a 52- or 53-week period ending on the Saturday nearest to January 31. The fiscal years ended January 28, 2017 (“Fiscal 2017”), January 30, 2016 (“Fiscal 2016”), and January 31, 2015 (“Fiscal 2015”) each represent a 52-week period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. During Fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The Company is primarily engaged in the business of marketing and licensing the brands it owns or represents, as well as marketing and franchising the Flip Flop Shops brand.  These royalty revenues are recognized when earned. To date, the Company has performed a preliminary detailed review of key contracts and compared historical accounting policies and practices to the new standard.

The Company plans to adopt this guidance using the modified retrospective method beginning in the first quarter of Fiscal 2019 and is continuing to evaluate the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016. The Company has adopted this guidance as of Fiscal 2017 and it did not have an impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued authoritative guidance which modifies existing guidance for off-balance sheet treatment of a lessees’ operating leases. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. This guidance is effective for fiscal periods beginning after January 1, 2019. The anticipated impact of the adoption of this guidance on the Company’s consolidated financial statements is still being evaluated, but the Company expects there will be a significant increase in its long-term assets and liabilities resulting from the adoption.

In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  This is a change from the current guidance that requires such activity to be recorded in paid-in capital within stockholder’s equity. This guidance will be applied prospectively and may create volatility in the Company’s effective tax rate when adopted depending largely on future events and other factors which may include the Company’s stock price, timing of stock option exercises, the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares and any employee terminations. This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. This guidance is effective for fiscal periods beginning after December 15, 2016 and will be adopted by the Company for Fiscal 2018. Upon adoption of the standard, the Company will record the tax effect of equity issuances within the income statement rather than paid-in capital.  The Company expects the impact to the Company’s results of operations to be immaterial.

In August 2016, the FASB issued authoritative guidance that reduces the diversity in practice of the classification of certain cash receipts and cash payments within the statement of cash flows.  This guidance is effective for fiscal periods beginning after December 15, 2017 and allows for early adoption.  The anticipated impact of the adoption of this guidance on the Company’s consolidated financial statements is still being evaluated.

In October 2016, the FASB issued authoritative guidance which amends the accounting for income taxes on intra-entity transfers of assets other than inventory. This guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The income tax consequences on intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. This guidance is effective for fiscal years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is permitted at the beginning of a fiscal year. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

On November 17, 2016, the FASB issued authoritative guidance to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal periods beginning after

December 15, 2017 and allows for early adoption.  The anticipated impact of the adoption of this guidance on the Company’s consolidated financial statements is still being evaluated.

On January 5, 2017, the FASB issued authoritative guidance which modifies guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted for transactions which have not been previously reported in consolidated financial statements that have been issued. The Company has early adopted this guidance as of Fiscal 2017 in connection with the acquisition of Hi-Tec. Additionally, the Company currently anticipates that the guidance may result in future brand acquisitions being accounted for as asset acquisitions instead of business combinations. Please refer to Note 3 for further information on the Hi-Tec acquisition.

In January 2017, the FASB issued authoritative guidance to simplify the testing for goodwill impairment by removing step two from the goodwill testing. Under current guidance, if the fair value of a reporting unit is lower than its carrying amount (step one), an entity would calculate an impairment charge by comparing the implied fair value of goodwill with its carrying amount (step two). The implied fair value of goodwill was calculated by deducting the fair value of the assets and liabilities of the respective reporting unit from the reporting unit’s fair value as determined under step one. This guidance instead provides that an impairment charge should be recognized based on the difference between a reporting unit’s fair value and its carrying value. This guidance also does not require a qualitative test to be performed on reporting units with zero or negative carrying amounts. However, entities need to disclose any reporting units with zero or negative carrying amounts that have goodwill and the amount of goodwill allocated to each. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

Receivables

Receivables are reported at amounts the Company expects to be collected, net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based upon its assessment of various factors, such as historical experience, age of accounts receivable balances, credit quality of the Company’s licensees or franchisees, current economic conditions, bankruptcy, and other factors that may affect the Company’s licensees’ or franchisees’ ability to pay.  The allowance for doubtful accounts was $481 as of January 28, 2017.  There was no allowance for doubtful accounts as January 30, 2016.

Use of Estimates

The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and assumptions, including those related to allowance for doubtful accounts, revenue recognition, deferred revenue, income taxes, valuation of intangible assets, impairment of long-lived assets, contingencies and litigation and stock-based compensation. Management bases its estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions about future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents, if applicable. At January 28, 2017 and January 30, 2016, the Company’s cash and cash equivalents exceeded Federal Deposit Insurance Corporation (“FDIC”) limits.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collection is reasonably assured. Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from the Company’s licensees. The Company's royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter.  Revenue from the indirect product sales are recognized when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

The Company’s former license agreement with Target Corporation (“Target”) covering sales of Cherokee branded products in the United States accounted for a large portion of the Company’s historical revenues. This agreement was structured to provide royalty rate reductions for sales of most products covered by the agreement after Target achieved certain cumulative sales volume thresholds, such that revenue was recognized by applying the reduced royalty rates prospectively to point of sale data for these products after the defined sales thresholds were exceeded for the remainder of applicable fiscal year. Due to the terms of this license agreement, the amount of Cherokee brand royalty revenues earned by the Company from Target in any quarter has been dependent not only on Target’s retail sales of Cherokee branded products in the United States in each quarter, but also on the royalty rate then in effect after considering Target’s cumulative sales volume for most Cherokee branded products in the United States for the fiscal year. Historically, this has caused the Company to record its highest revenues and profits in its first quarter and its lowest revenues and profits in its fourth quarter. However, this trend did not continue in Fiscal 2017 and may not continue in future fiscal years due to the expiration of the Target license agreement at the end of Fiscal 2017. Any continuation of the Company’s historical revenue and profit patterns or development of any new revenue or profit patterns will depend on, among other things, the terms of the Company’s existing license and franchise agreements, excluding the Target license agreement, the terms of any new license or franchise agreements, and retail sales volumes achieved by the Company’s licensees and franchisees.

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

In order to ensure that the Company’s licensees and franchisees are appropriately reporting and calculating royalties owed to the Company, all of the Company’s license and franchise agreements include audit rights to allow Cherokee Global Brands to validate the amount of the royalties paid. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to the amounts due from licensees or franchisees is recognized in the reporting period in which the differences become known and are determined to be collectible.

The Company is responsible for the enforcement of its intellectual property and for pursuing third parties that are utilizing its assets without a license. As a result of these activities, from time to time, the Company may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods.

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

Intangible Assets

The Company holds various trademarks, including Cherokee®, Hi-Tec ®, Magnum ®, 50 Peaks®, Interceptor®, Hawk Signature®, Tony Hawk®, Liz Lange®, Completely Me by Liz Lange®, Flip Flop Shops®, Everyday California®, Sideout®, Sideout Sport®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in a number of other countries. The Company also holds trademark applications for each of these brand names and others in numerous countries. The Company intends to renew these registrations, as appropriate, prior to expiration. The Company monitors on an ongoing basis unauthorized uses of the Company’s trademarks, and relies primarily upon a combination of trademarks, know-how, trade secrets, and contractual restrictions to protect the Company’s intellectual property rights domestically and internationally.

Trademark registration and renewal fees are capitalized and are amortized on a straight-line basis over the estimated useful lives of the assets. Trademark acquisitions are capitalized and are either amortized on a straight-line basis over the estimated useful lives of the assets, or are capitalized as indefinite-lived assets, if no legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives to Cherokee Global Brands. Trademarks are evaluated for the possibility of impairment at least annually or when events or circumstances indicate a potential impairment.

Franchise agreements have been treated as finite-lived and are amortized on a straight-line basis over the estimated useful lives of the agreements. Franchise agreements are evaluated for the possibility of impairment at least annually or when events or circumstances indicate a potential impairment.

Goodwill and Indefinite-Lived Assets

Goodwill and indefinite-lived assets are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. In accordance with authoritative guidance, the Company may first assess qualitative factors relevant in determining whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts. Based on this analysis, the Company may determine whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative guidance.

Valuation of Assets and Liabilities in Connection with Business Combinations

The Company has acquired material intangible assets in connection with business combinations. These intangible assets consist primarily of brands and distributor relationships.  Discounted cash flow models are typically used to determine the fair values of these intangible assets for purposes of allocating consideration paid to the net assets acquired in a business combination. These models require the use of significant estimates and assumptions, including, but not limited to, estimating the timing of and future net cash flows from intangible asset groupings and developing appropriate discount rates to calculate the present value of cash flows.

Significant estimates and assumptions are also required to determine the acquisition date fair values of certain tangible assets such as inventory.  The Company believes the fair values used to record intangible assets acquired and other tangible assets acquired in connection with business combinations are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

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

Long‑lived assets that will no longer be used in the business are written off in the period identified, since they will no longer generate any positive cash flows for the Company. Long-lived assets that will continue to be used by the Company need to be evaluated for recoverability when events or circumstances indicate a potential impairment. This evaluation is based on various analyses, including cash flow and profitability projections. These analyses involve management judgment based on various estimates and assumptions. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written down to their estimated fair value, in accordance with authoritative guidance. The estimated undiscounted cash flows used for this nonrecurring fair value measurement are considered a Level 3 input, which consist of unobservable inputs that reflect assumptions about how market participants would price the asset or liability. These inputs would be based on the best information available, including the Company’s own data. To date, there has been no impairment of long-lived assets.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, the Company considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  A tax position is to be initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are to be initially and subsequently measured as the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Cherokee Global Brands limits credit risk with respect to cash by maintaining cash balances with quality financial institutions. At January 28, 2017, January 30, 2016 and January 31, 2015, the Company’s cash and cash equivalents exceeded FDIC limits.

The Company maintains cash balances denominated in foreign currencies within foreign bank accounts.  The Company is exposed to risks relating to maintaining foreign currencies.  See Item 1A, “Risk Factors” for additional information.

Concentrations of credit risk with respect to receivables are minimal due to the limited amount of open receivables and due to the nature of the Company’s licensing business. Generally, the Company does not require collateral or other security to support licensee receivables. One licensee, Target, accounted for approximately 13% and 43%, respectively, of trade receivables at January 28, 2017 and January 30, 2016 and approximately 39%, 53% and 53%, respectively, of revenues during Fiscal 2017, Fiscal 2016 and Fiscal 2015. Another licensee, Kohl’s, accounted for approximately 5% and 16% of trade receivables at January 28, 2017 and January 30, 2016 and approximately 14% of revenues during Fiscal 2017, Fiscal 2016 and Fiscal 2015.  Additionally, one Hi-Tec customer, Denstock Australia, accounted for approximately 17% of trade receivables at January 28, 2017.

Marketing and Advertising

Generally, the Company’s licensees and franchisees fund their own advertising programs. Cherokee Global Brands’ marketing, advertising and promotional costs were approximately $1,399,  $964 and $956 during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories, thus providing an identifiable benefit to Cherokee Global Brands; the amounts paid for such marketing expenses during Fiscal 2017, Fiscal 2016 and Fiscal 2015 were approximately $580,  $389 and $222, respectively, and are included in the Company’s total marketing, advertising and promotional costs.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two‑class method, since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and as a result, are deemed to be participating securities. Under the two‑class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share. Shares of nonvested restricted stock have no material impact on the calculation under the two‑class method.

Comprehensive Income (Loss)

Authoritative guidance establishes standards for reporting comprehensive income and its components in consolidated financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period. For Fiscal 2017, the Company had a foreign currency translation adjustment of $33 included in comprehensive income.  For Fiscal 2016 and Fiscal 2015, the Company had no comprehensive income components and accordingly, net income equaled comprehensive income.

Foreign Currency Translation Adjustment

The local selling currency is typically the functional currency for all of the Company’s international operations, and in certain cases the U.S. dollar is the functional currency. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period.

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currencies other than the Company’s functional currency, including gains and losses on foreign currency contracts, are included in the accompanying consolidated statements of operations. Gains or losses related to transactions where settlement is anticipated, or those that result from the remeasurement of receivables and payables denominated in currencies other than the Company’s functional currency, are included in other income (expense), net in the consolidated statements of operations.  All long term assets are valued at their historical costs in U.S. dollars and therefore no gain or loss is recognized.  All intercompany transactions are recorded in U.S. dollars and therefore there are no gains or losses recognized.

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

Additionally, if treasury stock is retired, the excess of the repurchase price for the shares over their par value is recorded as a decrease in retained earnings.

Deferred Rent and Lease Incentives

When a lease includes lease incentives (such as a rent abatement) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight‑line basis over the term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets. For leasehold allowances, the Company records a deferred lease credit on the accompanying consolidated balance sheets and amortizes the deferred lease credit as a reduction of rent expense in the accompanying consolidated statements of operations over the term of the lease.

Stock-Based Compensation

The Company accounts for equity awards in accordance with authoritative guidance, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values.

The fair value of stock options and other stock-based awards is estimated using option valuation models. These models require the input of subjective assumptions, including expected stock price volatility, risk free interest rate, dividend rate, estimated life and estimated forfeitures of each award. The fair value of stock-based awards is amortized over the vesting period of the award, and the Company has elected to use the graded amortization method. The Company makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the accompanying consolidated statements of operations.

Inventories

Inventories acquired through business combinations are recorded at fair value upon acquisition.  Purchased inventories are valued at the lower of cost or market using a standard cost method.  Standard cost consists of the direct purchase price of merchandise inventory, in-bound freight-related costs and customs or duties. Inventory as of January 28, 2017 is comprised of finished goods. Management regularly reviews inventories and records valuation reserves for damaged and defective merchandise, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds net realizable value. There were no inventory reserve accounts as of January 28, 2017.

Cost of Goods Sold

Cost of goods sold relates to payments remitted to manufacturers or distributors of purchased products that are sold to wholesalers and government entities through indirect product sales. The wholesalers and government entities that purchase products submit payments directly to us for their product orders, and we then remit a portion of these payments representing the product cost to the manufacturer or distributor of the purchased products.

Restructuring Charges

Restructuring charges consist of severance, contract termination and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company, offset by any sublease income to be received thereafter. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other restructuring-related costs is measured at its fair value in the period in which the liability is incurred.

Warrants

The Company issued warrants to purchase 120,000 shares of Cherokee Global Brands common stock in connection with the Hi-Tec customer license agreement with Carolina Footwear Group, LLC (see Note 3). The warrants vest in five tranches of 20,000 shares corresponding to the five year initial term of the license, plus a 6th tranche which vests only if the license is renewed for a subsequent five year period. The 6th tranche is assigned no value until such time as the related contingency is resolved. The Company accounts for these warrants under ASC 505-50 Equity-based payments to non-employees. Because the warrants are assessed to be equity in nature, they are measured at fair value at inception. The warrants are recognized in APIC and contra revenue over the period the related revenue from the license is expected to be recognized, in accordance with ASC 605-60-25 and ASC 505-50-S99-1.

For the year ended January 28, 2017, the Company determined the fair value of the stock warrants to be $567.  During the year ended January 28, 2017, the Company recognized contra-revenue and additional paid in capital of $7, related to the amortization of the deferred warrant expense.

3.Business Combinations

On December 7, 2016, the Company entered into a SPA with Hi-Tec and simultaneous APAs with various third parties, pursuant to which Cherokee Global Brands acquired all of the issued and outstanding equity interests of Hi-Tec for $87,252 in cash, excluding non-interest bearing liabilities assumed and capitalized transaction costs. Cherokee created a legal entity entitled Irene Acquisition Company B.V. to execute the transaction. The Company has accounted for this transaction under Accounting Standards Update 2017-01.

The Company completed the Hi-Tec Acquisition with the objective of converting Hi-Tec into a licensing business that would align with Cherokee Global Brand’s core business. Thus, concurrently with the SPA, the Company entered into APAs with new operating partners of Hi-Tec, including Carolina Footwear Group, LLC (“CFG or Carolina”), Batra Limited (“BL or Batra”) and Sunningdale (“South Africa”). These agreements provided for the sale and transfer of certain manufacturing-related operating assets of Hi-Tec and its subsidiaries to these operating partners. Post-acquisition, consistent with Cherokee Global Brand’s planned conversion of the Hi-Tec business, the Company continues to own the intellectual property assets of Hi-Tec. The Company does not have any ownership interests in the CFG, BL or South Africa entities.

The Company completed the Hi-Tec Acquisition to gain entry into Hi-Tec markets and to provide Cherokee Global Brands with multiple cross-selling opportunities.

For the year ended January 28, 2017, transaction costs related to the Hi-Tec Acquisition totaled $11,498 consisting of legal, due diligence, integration and other, and are recorded in selling, general and administrative expense in the Consolidated Statements of Operations.

The Company also incurred restructuring charges of $3,782 related to the Hi-Tec Acquisition. Restructuring charges consisted of severance, contract termination and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under the contract for their remaining terms without economic benefit to the Company. A liability for lease obligations is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other restructuring-related costs is measured at its fair value in the period in which the liability is incurred.

Restructuring Costs Accrued (amounts in thousands)	January 28, 2017
Contract termination costs	$386
Leases, net of sublease	1,920
Severance costs	1,270
Service costs	206
Total Restructuring costs identified	$3,782

The Consolidated Financial Statements include the operating results of assets acquired in the Hi-Tec Acquisition on December 7, 2016. The following table presents the preliminary allocation of the purchase consideration paid for the net tangible and intangible assets acquired based on their estimated fair values on the closing date of the Hi‑Tec Acquisition:

(amounts in thousands)	Purchase Price Allocation
Cash and cash equivalents	$2,654
Accounts receivable	20,782
Inventory	1,327
Other current assets	2,373
Asset sales	11,337
Total current assets	$38,473
Property and equipment, net	291
Intangibles	53,940
Favorable Lease	128
Total identifiable assets acquired	$92,832
Accounts payable	4,729
Other current liabilities	5,868
Total current liabilities	$10,597
Income tax liability	7,480
Income taxes payable—non-current	3,197
Net identifiable assets acquired	$71,558
Goodwill	15,694
Total purchase consideration paid in cash	$87,252

The subsidiaries acquired in the Hi-Tec Acquisition contributed $7,823 to consolidated revenue and ($4,088) to consolidated net loss during the year ended January 28, 2017. The Company further acquired $1,378 of goodwill deductible for tax purposes, which is reported at the Hi-Tec segment. Please see Note 12 for Segment Reporting.

The assets and liabilities recorded in the preliminary purchase price allocation above are provisional, as the Company has not yet obtained all available information necessary to finalize the measurement of such assets and liabilities.  The measurement of acquired deferred income taxes has not been finalized as the Company is currently in the process of obtaining the necessary information to complete the analysis related to acquired net operating loss carryforwards, including the finalization of the assessment of available tax planning strategies.  In addition, the Company is also waiting on information related to certain pre-acquisition income tax filing positions of Hi-Tec in various taxing jurisdictions that will assist the Company in finalizing the amounts to record for the acquired deferred income taxes. The Company is also waiting on information to assist the Company in finalizing the recording of any assumed uncertain income tax positions. The Company is also finalizing the required working capital true-up in accordance with the SPA, and finalizing the settlement statements in relation to the APA’s. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition.

The fair value of intangible assets acquired of $53,940 consists of brands with an estimated fair value of $53,400 and distributor relationships with an estimated fair value of $500.  The income approach was used to determine the various acquired brand names. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the brand assets was determined using the excess earnings method. The excess earnings method is an income approach to fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash flow stream. The fair value of distributor relationships was also determined using the income approach under the lost profits method.  The fair value of the leasehold agreements was determined based on the income approach, whereby the difference between the contract rent and market rent was calculated for each remaining year of the lease. Renewal options were considered when contract rent was shown to be below market rent. The future rent differences were then discounted back to present value at an appropriate rate of return. Fair value of the finished goods inventory was fair valued based on historical and projected financial data utilizing the income approach. For finished goods inventory, the income approach estimates the fair value of the finished goods inventory based on the net retail value of the inventory less operating expenses and a reasonable profit allowance. The analysis calculates the net realizable value for the Company’s inventory on an aggregate basis. Assembled work force was valued by estimating the value of the employees in place as of the date of valuation. This estimation was performed by determining on a replacement cost basis, the costs to locate, screen, interview, hire and train new employees in their new positions.  Fair value amounts for the intangible assets were determined using inputs observed at the level 3 fair value hierarchy, and leases and inventory were observed at level 2.

Under the APAs, Cherokee Global Brand’s sold or transferred the manufacturing and operating assets and activities of Hi-Tec as of the close of the acquisition simultaneously with the execution of the SPA. The net assets recorded at fair value on the opening balance sheet pertained to the inventory subsequently sold.

The values of these sold assets at Acquisition Date had an estimated fair value of $11,337. Under the APA with CFG, Hi-Tec transferred trade receivables to CFG for $8,701 but remained wholly responsible for the full collection and remittance of the receivable balances to CFG. The receivable balances were transferred with a fee payable to CFG. Such fee is contractually determined as a 10% premium added to amounts collected by the Company during the 210 days following the closing date. A liability for remaining amounts due to CFG totaling $6,815 is recorded within other current liabilities for the year ended January, 28, 2017.  Included within the accrual is $570 of collection fee, which has been classified as other expenses.  No portion of this collection fee has yet been remitted to CFG. Proceeds and payments pertaining to this arrangement are reflected within the financing activities of the cash flow statement.

The recorded goodwill primarily results from the synergies the Company expects to realize from the combination of the entities and the assembled workforce, and the deferred tax liability in relation to the intangibles the Company acquired in connection with the Hi-Tec Acquisition.

Unaudited Pro Forma Financial Information

The Company assessed the acquisition under both SEC and US GAAP accounting guidance, and treated the transaction as an asset acquisition under SEC Regulation S-X-3-05 and as a business combination under Accounting Standards Update 2017-01.

The following table presents the unaudited pro forma combined historical results of operations as if the Company had consummated the Hi-Tec Acquisition as of February 1, 2015:

	Year ended
(amounts in thousands)	January 28, 2017	January 30, 2016
Gross Income	51,468	54,290
Net Income	8,053	11,909
Basic EPS	$0.62	$0.92
Diluted EPS	$0.62	$0.91

The unaudited pro forma financial information set forth above is derived from the Company’s historical financial information and the financial information of Hi-Tec for the portion of the periods presented in which Hi-Tec was a subsidiary of the Company, consisting of the period from December 7, 2016 to January 28, 2017. For purposes of this discussion, such period is referred to as the “Post-Acquisition Period.” The Company calculated the pro forma amounts for Hi-Tec by applying the Company’s accounting policies and retroactively forecasting and pro-rating for the periods presented the results of Hi-Tec during the Post-Acquisition Period. For purposes of these adjustments, non-recurring expenses, consisting of restructuring and other transaction costs, were removed.  The amounts of such non-recurring adjustments are $3,782 and $10,555 for restructuring costs and other transaction costs, respectively. In addition, Hi-Tec’s financial results during the Post-Acquisition Period reflect the Company’s transition of Hi-Tec’s business from a full spectrum distribution model, in which one group of affiliated companies owned the Hi-Tec brands and manufactured the Hi-Tec products prior to completion of the Hi-Tec Acquisition, to a brand licensing model consistent with the Company’s business. As a result, the above pro forma financial information applies royalty rates from Hi-Tec’s current license agreements to historical wholesale product sales to calculate licensing revenues, and excludes Hi-Tec’s historical operating costs relating to its former distribution business, including its product sales, marketing, purchasing and distribution costs. Additionally, interest expense included in the above pro forma financial information is based upon the Company’s current debt agreements and excludes any interest based upon the Company’s former debt agreements.

The unaudited pro forma information of the Company is presented for informational purposes only, as an aid to understanding the entities’ combined financial results. This unaudited pro forma condensed combined financial information should not be considered a substitute for the historical financial information prepared in accordance with GAAP, as presented in the Company’s reports on Form 10-Q and Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”). The unaudited pro forma condensed combined financial information disclosed in this report is for illustrative purposes only and is not indicative of results of operations that would have been achieved had the pro forma events taken place on the dates indicated, or of the Company’s future consolidated results of operations.

4.Property and Equipment

Property and equipment consist of the following:

(amounts in thousands)	January 28, 2017	January 30, 2016
Computer Equipment	$633	$561
Software	156	79
Furniture and Fixtures	2,006	1,706
Leasehold Improvements	520	436
Work in Process	128	—
Less: Accumulated depreciation	(2,132)	(1,631)
Property and Equipment, net	$1,311	$1,151

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of seven to five years, or the remaining term of the corresponding license agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the lease term. Depreciation expense was $571,  $447 and $571 for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.

5.Intangible Assets

Intangible assets consist of the following:

(amounts in thousands)	January 28, 2017	January 30, 2016
Acquired Trademarks	$114,694	$60,754
Other Trademarks	8,787	8,717
Franchise Agreements	1,300	1,300
Goodwill	15,794	100
Total Intangible Assets, gross	140,575	70,871
Accumulated amortization	(18,588)	(17,676)
Total Intangible Assets, net	$121,987	$53,195

Amortization expense of intangible assets was $912, $882, and $932 for each of Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. Expected amortization of intangible assets for the Company's fiscal years ending in 2018, 2019, 2020, 2021, and 2022 is approximately $700,  $400,  $400,  $300, and $300, respectively. Certain acquired trademarks are indefinite lived and not amortized. The weighted average amortization period for other trademarks was 9.4 years as of January 28, 2017. The weighted average amortization period for franchise agreements was 10.0 years as of January 28, 2017.

Trademark registration and renewal fees capitalized during Fiscal 2017 totaled $71. Trademark registration and renewal fees capitalized during Fiscal 2016 totaled $96.

6.Income Taxes

Geographic sources of (loss) income from continuing operations before income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	January 28,	January 30,	January 31,
(amounts in thousands)	2017	2016	2015
United States	$(3,928)	$12,791	$14,534
Foreign	(741)	—	—
(Loss) income from continuing operations before income taxes	$(4,669)	$12,791	$14,534

The income tax provision as shown in the accompanying consolidated statements of operations includes the following:

	Year Ended	Year Ended	Year Ended
	January 28,	January 30,	January 31,
(amounts in thousands)	2017	2016	2015
Current:
Federal	$813	$2,585	$2,979
State	252	(13)	(363)
Foreign	1,221	1,183	1,253
	2,286	3,755	3,869
Deferred:
Federal	$1,088	$644	$630
State	108	33	17
Foreign	177	—	—
	1,373	677	647
Tax Expense (benefit) recorded as an increase (decrease) of paid-in capital:
Federal	(364)	(68)	182
State	(37)	(6)	16
	(401)	(74)	198
	$3,258	$4,358	$4,714

The provision for income taxes differs from the tax computed using the statutory United States federal income tax rate as a result of the following items:

	Year Ended		Year Ended		Year Ended
	January 28,		January 30,		January 31,
	2017		2016		2015
Tax expense at U.S. statutory rate	$(1,587.0)	34.0%	$4,349.0	34.0%	$4,942.0	34.0%
State income taxes, net of federal income tax benefit	179.0	(3.8)	187.0	1.5	165.0	1.1
Adjustments to unrecognized tax benefits	233.0	(5.0)	(189.0)	(1.5)	(406.0)	(2.8)
Nondeductible expenses	151.0	(3.3)	17.0	0.1	14.0	0.1
Nondeductible transaction costs (a)	2,894.0	(62.0)	—	—	—	—
Valuation allowance	737.0	(15.8)	—	—	—	—
Foreign Taxes	86.0	(1.8)	—	—	—	—
Other	565.0	(12.1)	(6.0)	—	(1.0)	—
Tax provision	$3,258.0	(69.8)%	$4,358.0	34.1%	$4,714.0	32.4%

(a)	Nondeductible transaction costs incurred in connection with the Hi-Tec acquisition.

A summary of deferred income tax assets is as follows:

	January 28, 2017	January 30, 2016
(amounts in thousands)	Non-Current	Non-Current
Deferred tax assets:
Deferred revenue	478	492
Other	2,691	218
State income taxes	85	103
Compensation	1,630	1,789
Net operating loss and credit carryforwards	12,754	—
	17,638	2,602
Valuation Allowance	(14,889)	—
Total deferred tax assets	2,749	2,602
Deferred tax liabilities:
Amortization	(10,376)	(1,281)
Depreciation	(91)	(185)
Total deferred tax liabilities	(10,467)	(1,466)
Net deferred tax (liabilities) assets	$(7,718)	$1,136

As part of the Hi-Tec Acquisition, the Company acquired various net operating loss and credit carryforwards.  At January 28, 2017, the carryforwards included federal and state net operating loss carryforwards of $15.9 million and $11.3 million, respectively. The Company’s federal and state net operating loss carryforwards both expire beginning in the fiscal year 2026. Foreign net operating loss carryforwards as of January 28, 2017 were $29.4 million and begin to expire in fiscal year 2021.

At January 28, 2017, the Company also had federal and state tax credit carryforwards of approximately $0.5 million.  The tax credit carryforwards begin to expire in 2023.

The utilization of certain federal and state net operating loss and credit carryforwards acquired in connection with the acquisition of Hi-Tec are subject to annual limitations under Section 382 Internal Revenue Code of 1986 and similar state provisions.

As of January 28, 2017, the Company has recorded a valuation allowance related to its net operating losses and other deferred tax assets, excluding indefinite lived assets, for the foreign subsidiaries acquired in connection with the Hi-Tec Acquisition.  The Company has concluded that it is not more likely than not that it will realize the full benefit of the deferred tax assets principally based on cumulative losses earned by these jurisdictions.

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries that have been considered permanently reinvested. As of January 28, 2017, the unremitted earnings from these operations were not significant.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended	Year Ended	Year Ended
	January 28,	January 30,	January 31,
(amounts in thousands)	2017	2016	2015
Gross unrecognized tax benefits at beginning of year	$—	$449	$1,045
Additions:
Tax positions taken in prior years (a)	2,566	—	105
Tax positions taken in the current year (a)	1,411	—	57
Reductions:
Tax positions taken in prior years	—	(96)	(566)
Tax positions taken in the current year	—	—	—
Settlement with taxing authorities	—	(170)	(192)
Lapse in statute of limitations	—	(183)	—
Gross unrecognized tax benefits at year end	$3,977	$—	$449

(a)	As part of purchase price accounting for the Hi-Tec acquisition, the Company recorded $3.9 million of uncertain tax positions.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for income taxes in the accompanying consolidated statements of operations. The total amount of interest and penalties recognized in the accompanying consolidated statements of operations for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, was $15,  $(84) and $(260). As of January 28, 2017 and January 30, 2016, the total amount of accrued interest and penalties included in the Company’s liability for unrecognized tax benefits was $167 and $0, respectively.

Although we cannot predict the timing of resolution with taxing authorities, if any, we believe it is reasonably possible that $38 thousand of unrecognized tax benefits will be reduced in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations.

At January 28, 2017, approximately $3.9 million of unrecognized tax benefits would, if recognized, affect the effective tax rate.

The Company files income tax returns in the U.S. federal, California and certain other state jurisdictions. For federal income tax purposes, the Fiscal 2014 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Fiscal 2013 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations.

7.Earnings (Loss) Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations for each of the past three fiscal years:

		Weighted Average
	Income	Shares	Per Share
(amounts in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the year ended January 28, 2017:
Basic earnings	$(7,927)	9,424	$(0.84)
Effect of dilutive securities—stock options	—	—	$—
Dilutive earnings	$(7,927)	9,424	$(0.84)
For the year ended January 30, 2016:
Basic earnings	$8,433	8,674	$0.97
Effect of dilutive securities—stock options	—	188	$0.02
Dilutive earnings	$8,433	8,862	$0.95
For the year ended January 31, 2015:
Basic earnings	$9,820	8,429	$1.17
Effect of dilutive securities—stock options	—	114	$0.02
Dilutive earnings	$9,820	8,543	$1.15

The computation for diluted number of shares excludes restricted stock units, unexercised stock options and warrants which are anti‑dilutive. There were 1.2 million, 0.2 million and 0.8 million of anti‑dilutive shares for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

8.Commitments and Contingencies

Operating Leases

The Company currently leases office and warehouse facilities under non-cancelable operating leases.

Future minimum non-cancelable lease payments as of January 28, 2017 are as follows:

Operating
(amounts in thousands)	Leases
Fiscal 2018	$2,488
Fiscal 2019	2,422
Fiscal 2020	2,351
Fiscal 2021	2,118
Fiscal 2022 and thereafter	8,893
Total future minimum lease payments	$18,272

Total rent expense was $584 for Fiscal 2017, $414 for Fiscal 2016 and $387 for Fiscal 2015. Total operating lease expenses, excluding rent, was $89 for Fiscal 2017, $95 for Fiscal 2016 and $84 for Fiscal 2015.

Trademark Indemnities

Cherokee Global Brands indemnifies certain customers against liability arising from third‑party claims of intellectual property rights infringement related to the Company’s trademarks. These indemnities appear in the licensing agreements with the Company’s customers, are not limited in amount or duration and generally survive the expiration of the contracts. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine a range of estimated losses that it could incur related to such indemnifications.

Litigation Reserves

The Company may be involved in various claims and other matters incidental to the Company’s business, the resolution of which is not presently expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity. Estimated reserves for contingent liabilities, including threatened or pending litigation, are recorded as liabilities in the accompanying consolidated balance sheets when the outcome of these matters is deemed probable and the liability is reasonably estimable.

The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the Company's results of operations and financial position. No material amounts were accrued as of January 28, 2017 or January 30, 2016 related to any of the Company’s legal proceedings.

9.Capitalization

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock. The Company's board of directors (“Board of Directors”) can determine the rights, preferences, privileges and restrictions on the preferred stock, including any conversion and voting rights. As of January 28, 2017 and January 30, 2016, no shares of preferred stock were outstanding.

Stock Repurchases

Pursuant to the approval of the Board of Directors in June 2016 the Company repurchased and retired 60,082 shares of common stock in open market transactions at a weighted average purchase price of $12.24 and for an aggregate purchase price of approximately $735.

Public Offering

On December 2, 2016, the Company closed an underwritten public offering of 4,237,750 shares of the Company’s common stock at a public offering price of $9.50 per share, for net proceeds to the Company of approximately $38,000, after deducting the underwriting discount and offering expenses paid by the Company. The net proceeds of the offering were used to fund a portion of the purchase price for the Hi-Tec Acquisition.

Stock‑Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Plan and effective June 6, 2016, the Company’s stockholders approved the amendment and restatement of such plan (the “2013 Plan”). The 2013 Plan serves as the successor to the 2006 Incentive Award Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan) (the “2006 Plan”). The 2013 Plan authorizes to be issued 1,200,000 additional shares of common stock, and (ii) 121,484 shares of common stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards previously granted under the 2006 Plan continue to be governed by its terms. Any shares of common stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as common stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity‑based awards to officers, other employees and directors.

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

The Company estimates the fair value of stock‑based payment awards on the date of grant using the Black-Scholes option‑pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the consolidated statements of operations. The compensation expense recognized for all stock‑based awards is net of estimated forfeitures over the award’s service period.

Stock‑based compensation expense recognized in selling, general and administrative expenses for stock options in Fiscal 2017 was approximately $1,030, for Fiscal 2016 was approximately $1,100, and for Fiscal 2015 was approximately $800.

The estimated fair value of stock options granted during Fiscal 2017, Fiscal 2016 and Fiscal 2015 as of each grant date was estimated using the following assumptions:

	Fiscal 2017			Fiscal 2016			Fiscal 2015
Expected Dividend Yield			—%			—%			1.00%
Expected Volatility	39.35	to	42.57	29.82	to	29.88	30.15	to	30.84
Risk-Free Interest Rate	0.97%	to	1.76%	1.32%	to	1.58%	1.46%	to	1.57%
Expected Life (in years)	3.50	to	4.83	4.58	to	4.88	4.66	to	4.80
Estimated Forfeiture Rate	—%	to	10.00%	—%	to	10.00%	—%	to	10.00%

The expected term of the stock options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. The dividend yield is based on the past dividends paid and the current dividend yield at the time of grant.

The following table summarizes activity for the Company’s stock options as of and for Fiscal 2017, Fiscal 2016 and Fiscal 2015:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, at February 1, 2014	1,156,834	$16.02	3.85	436
Granted	188,000	$13.82
Exercised	(125,065)	$14.83
Canceled/forfeited	(34,002)	$12.58
Outstanding, at January 31, 2015	1,185,767	$15.89	3.49	2,910
Granted	335,000	$22.79
Exercised	(261,097)	$17.06
Canceled/forfeited	(146,667)	$17.33
Outstanding, at January 30, 2016	1,113,003	$17.50	4.06	1,339
Granted	142,000	$11.29
Exercised	—	$—
Canceled/forfeited	(162,501)	$18.22
Outstanding, at January 28, 2017	1,092,502	$16.59	3.66	—
Vested and Exercisable at January 28, 2017	675,824	$15.90	2.91	—

The weighted average grant date fair value of stock options granted under the 2013 Plan for Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $3.82,  $6.35, and $3.49, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on January 28, 2017 and the exercise price, multiplied by the number of shares subject to in‑the‑money stock options) that would have been received by the option holders had all option holders exercised their stock options on January 27, 2017 (the last trading day of Fiscal 2017). This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of stock options exercised for Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0,  $1,731 and $411, respectively.

As of January 28, 2017, total unrecognized stock‑based compensation expense related to nonvested stock options was approximately $1,500, which is expected to be recognized over a weighted average period of approximately 1.80 years. The total fair value of all stock options that vested during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was approximately $1,300,  $700, and $700, respectively.

Performance Stock Units and Restricted Stock Units

In August 2014, the Compensation Committee of the Board of Directors granted a performance-based equity award to an employee under the 2013 Plan, which vests in five increments dependent upon achievement of certain annual sales targets. The fair value of this award was measured on the effective date of grant using the price of the Company’s common stock.

In June 2015, the Compensation Committee of the Board of Directors granted restricted stock units and stock options to each member of the Board of Directors and to each of the Company’s executive officers under the 2013 Plan. All of these equity awards vest in equal annual installments over three years, such that all shares subject to each award will be vested on the third anniversary of the grant date. The fair value of the restricted stock unit awards was measured on the effective date of grant using the price of the Company’s common stock.

In April 2016, the Compensation Committee of the Company’s Board of Directors granted certain performance‑based equity awards, or performance stock units, to executives under the 2013 Plan. The performance metric applicable to such awards is compound stock price growth, using the closing price of the Company’s common stock on April 5, 2016, or $16.89, as the benchmark. The target growth rate is 10% annually, which results in an average share price target of (i) $18.58 for Fiscal 2017, (ii) $20.44 for Fiscal 2018 and (iii) $22.48 for Fiscal 2019. The average share price is calculated as the average of all market closing prices during the January preceding the applicable fiscal year end. If a target is met at the end of a fiscal year, one third of the shares subject to the award will vest. If the stock price target is not met at the end of a fiscal year, the relevant portion of the shares subject to the award will not vest but will roll over to the following fiscal year. The executive must continue to be employed by the Company through the relevant vesting dates to be eligible for vesting.  The target average share price was not achieved for Fiscal 2017.

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

Stock-based compensation expense for performance stock units and restricted stock units recognized in selling, general and administrative expenses was approximately $1,350,  $1,100 and $400 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

The following table summarizes performance stock unit and restricted stock unit activity as of and for Fiscal 2015, Fiscal 2016 and Fiscal 2017:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested stock, at February 1, 2014	87,000	$5.70
Granted	51,576	17.22
Vested	(44,640)	5.55
Forfeited	(17,000)	7.92
Unvested stock at January 31, 2015	76,936	$13.02
Granted	166,000	22.71
Vested	(27,435)	15.74
Forfeited	(19,001)	4.27
Unvested stock at January 30, 2016	196,500	$21.67
Granted	31,500	10.08
Vested	(65,831)	21.10
Forfeited	(5,000)	17.81
Unvested stock at January 28, 2017	157,169	$19.71

As of January 28, 2017, total unrecognized stock‑based compensation expense related to performance stock units and restricted stock units was approximately $1,900, which is expected to be recognized over a weighted average period of approximately 1.47 years.

10.Debt

JPMorgan Credit Agreement

On September 4, 2012, Cherokee Global Brands and JPMorgan entered into a credit agreement (as amended, the “JPMorgan Credit Agreement”), under which (i) a term note was issued on September 4, 2012 in principal amount of $16,600 in connection with the Company’s acquisition of rights related to the Cherokee brand in the school uniforms category (the “2013 Term Note), (ii) a line of credit note was issued on September 4, 2012, which provided Cherokee Global Brands a revolving line of credit in principal amount of $2,000 (the “Revolver”), (iii) a term note was issued on January 10, 2014 in principal amount of $19,000 in connection with the Company’s acquisition of the Hawk Signature and Tony Hawk brands (the “2014 Term Note”), and (iv) a term note was issued on October 13, 2015 in principal amount of $6,000 in connection with the Merger with FFS (the “2015 Term Note”).

Cherokee Global Brands paid a fee equal to $30 in connection with the issuance of the 2015 Term Note, which is recognized as a debt discount during the period in which it was paid. Pursuant to the JPMorgan Credit Agreement, the maturity date for each of the 2013 Term Note, the 2014 Term Note, the 2015 Term Note (collectively, the “Term Notes”) and the Revolver was March 1, 2017, and the principal outstanding under each of the Term Notes was to be repaid on a quarterly basis. The Term Notes each bore interest equal to either: (i) an adjusted annual LIBOR rate reset monthly, bi-monthly or quarterly, plus 2.75% or 3.00% depending on the applicable senior funded debt ratio or (ii) JPMorgan’s annual prime rate or such annual prime rate plus 0.25% depending on the applicable senior funded debt ratio, with a floor equal to the one month LIBOR rate plus 2.5%.

All amounts owed under the JPMorgan Credit Agreement were secured by continuing security agreements, trademark security agreements and continuing guarantees executed by Cherokee Global and its subsidiaries, as applicable. In addition, the Credit Agreement included various restrictions and covenants regarding the operation of Cherokee Global Brands’ business and financial covenants that set financial standards that Cherokee Global Brands was required to maintain.

On December 7, 2016, all amounts owed under the JPMorgan Credit Agreement were repaid and the JPMorgan Credit Agreement, together with all Term Notes and the Revolver, were terminated and cancelled.

Cerberus Credit Facility

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company entered into a senior secured credit facility with Cerberus, as administrative agent and collateral agent for the lenders from time to time party thereto (such credit facility, the “Cerberus Credit Facility”), pursuant to which the Company is permitted to borrow (i) up to $5,000 under a revolving credit facility, and (ii) up to $45,000 under a term loan facility. Also on December 7, 2016 and in connection with the closing of the Hi-Tec Acquisition, the Company drew down a $45,000 term loan under the Cerberus Credit Facility and used a portion of these borrowings to fund the Hi-Tec Acquisition, including the repayment of substantially all of the outstanding indebtedness of Hi-Tec, and to repay all amounts owed under the JPMorgan Credit Agreement. The Company expects to use the remaining borrowings under the Cerberus Credit Facility for general working capital.

The Cerberus Credit Facility is secured by a first priority lien on, and security in, substantially all of the assets of the Company and its subsidiaries, is guaranteed by the Company’s subsidiaries, and has a five-year term. The Cerberus Credit Facility bears interest at a rate per annum equal to either the rate of interest publicly announced from time to time by JPMorgan in New York, New York as its reference rate, base rate or prime rate or LIBOR plus, in each case, the applicable margin and subject to the applicable rate floor. Borrowings under the Cerberus Credit Facility are subject to certain maintenance and other fees as set forth therein. The terms of the Cerberus Credit Facility include financial covenants that set financial standards the Company will be required to maintain and operating covenants that impose various restrictions and obligations regarding the operation of the Company’s business, including covenants that require the Company to obtain Cerberus’s consent before the Company can take certain specified actions. Events of default under the Cerberus Credit Facility include, among others, the following: any failure to make payments thereunder when due; the occurrence of certain bankruptcy events; any failure by the Company to meet certain revenue standards after the expiration or termination of any material contracts; the Company or any of its subsidiaries ceases to conduct any material part of their respective businesses; the imposition of penalties, remedies or liabilities on the Company or its subsidiaries in connection with certain criminal or regulatory actions or proceedings; and the occurrence of a change of control of the Company. If an event of default under the Cerberus Credit Facility occurs, subject to certain cure periods for certain events of default, Cerberus would have the right to terminate its obligations thereunder, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the Company’s and/or its subsidiaries assets that serve as collateral for the borrowed amounts.

As of January 28, 2017, outstanding borrowings under the Cerberus credit facility were $44,600.  Outstanding borrowings are reflected on the consolidated balance sheet net of unamortized deferred financing costs of $1,740, which will be amortized through the maturity date of the term loan.  The Company was in compliance with its financial and other covenants under the Cerberus Credit Facility as of January 28, 2017.  The Company obtained a waiver to the Credit Facility agreement on April 28, 2017, due the late filing of the Company’s Fiscal 2017 Form 10-K.  See Note 15 for further information.

Related Party Ravich Loan

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company obtained an unsecured receivables funding loan for $5,000 from Jess Ravich, the Chairman of the Company’s Board of Directors (such loan, the “Ravich Loan”). The Ravich Loan bears interest at a rate of 9.5% per annum and is subject to a fee equal to 2.5% of the principal amount of the loan, or $125, which was paid upon the funding of the Ravich Loan. The outstanding principal and accrued interest under the Ravich Loan will be due and payable 180 days after the closing of the Hi-Tec Acquisition, or on June 5, 2017. Events of default under the Ravich Loan include, among others, any failure to make payments thereunder when due; any failure to make payments under certain of the Company’s other indebtedness when due; and the occurrence of certain bankruptcy events. If an event of default under the Ravich Loan occurs, subject to certain cure periods for certain events of default, Mr. Ravich would have the right to terminate his obligations thereunder, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies he may have under applicable law. The proceeds of the Ravich Loan were used to fund a portion of the purchase price for the Hi-Tec Acquisition. The Company expects that certain accounts receivable assets that are expected to be collected in the ordinary course of business will be used to repay the Ravich Loan.  As of January 28, 2017, outstanding borrowings under the Ravich Loan were $4,000.

11.Unaudited Quarterly Results

The tables below summarize certain unaudited quarterly financial information for Fiscal 2017 and Fiscal 2016. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report in which these consolidated financial statements are included for descriptions of the effects of any extraordinary, unusual or infrequently occurring items recognized in any of the periods covered by this information. Historical results are not necessarily indicative of results to be expected in the current period or in future periods.

	Fiscal year ended January 28, 2017
	April 30,	July 30,	October 29,	January 28,
(amounts in thousands, except per share data)	2016	2016	2016	2017
Net revenues	$10,678	$8,473	$6,495	$14,975
Cost of goods sold	—	—	—	5,083
Income (loss) before income taxes	4,079	2,444	(1,362)	(9,830)
Net income (loss)	2,581	1,518	(873)	(11,153)
Net income (loss) per share—basic	0.30	0.17	(0.10)	(0.97)
Net income (loss) per share—diluted	0.29	0.17	(0.10)	(0.97)

	Fiscal year ended January 30, 2016
	May 2,	August 1,	October 31,	January 30,
(amounts in thousands, except per share data)	2015	2015	2015	2016
Net revenues	$10,230	$8,482	$8,098	$7,844
Income before income taxes	5,614	2,973	2,348	1,853
Net income	3,571	1,928	1,546	1,384
Net income per share—basic	0.42	0.22	0.18	0.16
Net income per share—diluted	0.41	0.22	0.17	0.16

12.Segment Reporting and Geographic Information

Authoritative guidance requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates financial information, business activities and management responsibility.

As a result of the Hi-Tec acquisition, the Company’s reportable segments beginning Fiscal 2017 consist of Cherokee Global Brands and Hi-Tec, for which Cherokee Global Brand’s chief-operating decision maker internally evaluates operating performance and financial results. For the year ended January 30, 2016 the Company considered the business activities to constitute a single segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Cherokee Global Brands’ marketing and licensing activities extend to brands which the Company owns and to brands owned by others. Cherokee Global Brands’ operating activities relating to owned and represented brands are identical and are performed by a single group of marketing professionals.

The following tables reconcile the segment activity to the consolidated statement of operations for the year ended January, 28, 2017 and the consolidated balance sheet as of January 28, 2017:

(amounts in thousands)	Cherokee Global Brands	Hi-Tec	Consolidated
Royalty revenues	$32,798	$1,224	$34,022
Indirect product sales	—	6,599	6,599
Amortization of intangible assets	912	—	912
Other (expense) income , net	(873)	(397)	(1,270)
Income tax provision	3,222	36	3,258
Net loss	$(3,839)	$(4,088)	$(7,927)

Goodwill	100	15,694	15,794
Total assets	$67,955	$98,061	$166,016

Revenues by geographic area based upon the licensees’ country of domicile consisted of the following:

	Year Ended	Year Ended	Year Ended
	January 28,	January 30,	January 31,
(amounts in thousands)	2017	2016	2015
U.S. and Canada	$22,638	$24,615	$24,397
Asia	4,457	3,792	3,564
Latin America	2,820	2,643	3,057
Africa	1,399	1,023	781
United Kingdom and Europe	837	837	1,636
All Others	1,871	1,744	1,533
Total	$34,022	$34,654	$34,968

Long‑lived tangible assets have been located in the U.S., United Kingdom and Europe, Asia and Mexico during the three years ended January 28, 2017, with values of approximately $750,  $349,  $16 and $196, respectively, as of January 28, 2017, values of approximately $818,  $54,  $44 and $234, respectively, as of January 30, 2016, and values of approximately $794,  $0,  $72 and $299, respectively, as of January 31, 2015.

13.Defined Contribution Plan

The Company has a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code, under which the Company makes contributions to match the contributions made by employees participating in the plan. For Fiscal 2017, Fiscal 2016, and Fiscal 2015, the costs of these matching contributions were approximately $154,  $137 and $160, respectively.

14.Significant Contracts

The Company’s former license agreement with Target was entered into effective as of February 1, 2008 and amended (i) on January 31, 2013 to add the category of school uniforms, (ii) on April 3, 2013 to provide for a fixed royalty rate of 2% for sales of Cherokee branded products in the category of adult merchandise sold on Target’s website (target.com) beginning  in Fiscal 2015 and (iii) on January 6, 2014 to reflect Target’s election to renew the agreement through January 31, 2017 and to provide that Target could renew the agreement for successive two (2) year periods, provided that it satisfied the minimum annual royalty payment of $10,500 for the preceding fiscal year (the “Restated Target Agreement”). The Restated Target Agreement grants Target the exclusive right in the United States to use the Cherokee brand and trademarks in various specified categories of merchandise. In September 2015, Target informed the Company that the Restated Target Agreement would not be renewed and, as a result, the Restated Target Agreement terminated at the end of its term on January 31, 2017 (except with respect to Cherokee branded products in the school uniforms category, which will expire at the end of its current term on January 31, 2018).

Under the terms of the Restated Target Agreement, Target’s minimum annual royalty payment was $10,500 and applied to all sales of Cherokee branded products made by Target in the United States, other than sales of Cherokee branded products in the school uniforms category (which products are subject to a separate minimum annual royalty payment of $800). Under the Restated Target Agreement, Target paid royalties based on a percentage of Target’s net sales of Cherokee branded merchandise during each fiscal year, which percentage varied according to the volume of sales of merchandise in all categories except for Cherokee branded products in the school uniforms category and, beginning in Fiscal 2015, sales of Cherokee branded products in the adult merchandise category that were made on Target’s website.

The Company assumed a separate license agreement with Target for the Liz Lange brand in connection with the Company’s acquisition of the applicable assets in September 2012.  Pursuant to this agreement, Target pays Cherokee Global Brands a fixed royalty rate based on Target’s net sales of products bearing this brand.  Target has informed the Company that it has elected to not renew the Liz Lange license agreement, which expires on January 31, 2018 at the end of the current term, Target will continue to pay royalties to Cherokee Global Brands until the expiration of the agreement.  Cherokee Global Brands has entered into a master license agreement with a third party for Liz Lange branded maternity products beginning in Fiscal 2019.

In connection with the acquisition of the “Hawk” and “Tony Hawk” signature apparel brands and related trademarks in January 2014, Cherokee Global Brands and Kohl’s entered into an amended license agreement. Pursuant to the amended license agreement, Kohl’s is granted the exclusive right to sell Tony Hawk and Hawk Signature branded apparel and related products in the United States for a four-year term and has agreed to pay Cherokee Global Brands a fixed royalty rate based on its sales of these products in the United States, subject to a minimum annual royalty payment of $4,800 through January 31, 2017 and $4.6 million through January 31, 2018, the remainder of the term.

15.Subsequent Events

During March 2017, the Company drew $5,000 under its available revolving credit facility with Cerberus.  Additionally, during February and April 2017 the Company repaid $2,500 of the outstanding principle under the Ravich loan.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 28, 2017, as a result of the material weaknesses described under “Management’s Report on Internal Control over Financial Reporting” below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their evaluation of internal control over financial reporting during the first year after the acquisition. As described elsewhere in this Annual Report, we are in the process of integrating the newly acquired Hi-Tec, Magnum and other associated footwear brands into our operations, including our overall internal control over financial reporting. As a result, management excluded Hi-Tec Sports International Holdings B.V. (“Hi-Tec Holdings”), a wholly owned subsidiary of Cherokee Inc. that was acquired in December 2016 in the Hi-Tec Acquisition (as defined in Note 3 to our consolidated financial statements included in this Annual Report), from the scope of the evaluation of our internal control over financial reporting and from this management report on the effectiveness of such internal controls. Hi-Tec Holdings represented 16% and 19% of our total assets and total revenues, respectively, at the end of and for Fiscal 2017. See Note 3 to our consolidated financial statements included in this Annual Report for additional information.

In conducting the evaluation described above, management concluded that, as of January 28, 2017, the matters described below represent material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in management’s evaluation are as follows:

•

Consolidation of New Subsidiary.  Management concluded there was a material weakness in the design and operation of controls over our closing processes in connection with the consolidation of the newly acquired Hi-Tec operations. In the Hi-Tec Acquisition, we acquired Hi-Tec Holdings, a private Netherlands company, along with its operating subsidiaries, which are organized in a number of other jurisdictions. Neither Hi-Tec Holdings nor any of its subsidiaries has been required to file reports with the SEC or any equivalent international agency or prepare financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) in any prior reporting period. As a result, these entities lacked sufficient internal personnel and other resources with relevant experience and expertise to prepare financial statement in conformity with US GAAP. In addition, although the Company engaged accounting, valuation and tax advisors to assist with the consolidation and closing process following the Hi-Tec Acquisition, in light of the limited time between completion of the Hi-Tec Acquisition and the end of the reporting period, the Company was not able to fully identify the extent of the personnel and other resource insufficiencies and develop and implement appropriate and adequate oversight of the Hi-Tec financial reporting personnel in time to meet its external financial reporting deadlines.
•

Application of Purchase Accounting Rules.  Management also concluded there was a material weakness in controls over our application of purchase accounting principles under US GAAP in connection with the Hi‑Tec Acquisition. As described in more detail in Note 3 to our consolidated financial statements included in this Annual Report, the Hi-Tec Acquisition was a complex transaction involving our acquisition of the equity of Hi-Tec Holdings and the contemporaneous sale of a substantial majority of Hi-Tec Holdings’ operating assets. The nature and the complexity of the series of contemporaneous transactions that constituted the Hi-Tec Acquisition resulted in difficulties applying the applicable purchase accounting rules and therefore affected our business combination controls, which was a significant contributing factor to the delay in the Company’s finalization of its consolidated financial statements for the period.

As a result of these material weaknesses and based on the evaluation described above, management concluded that our internal control over financial reporting was not effective as of January 28, 2017. Notwithstanding these material weaknesses, however, management has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with US GAAP.

Remediation Plan

Our management, with the oversight of our Audit Committee, has developed and initiated a plan to enhance our control procedures with respect to the material weaknesses described above. This remediation plan includes the following:

•

Internal Control Resource Assessment.  We believe our material weaknesses are largely due to a lack of appropriate personnel and other resources dedicated to our Hi-Tec operations. As a result, our remediation plan commenced with an assessment of the financial and accounting resources for these operations in order to identify the areas and functions that lack sufficient personnel and other resources.

•

Adding Hi-Tec Control-Related Personnel.  We intend to hire additional personnel, located in the Netherlands, to be dedicated to the implementation, maintenance and monitoring of disclosure and financial controls for our Hi-Tec operations, including our current efforts to recruit a US GAAP-trained controller for the Hi-Tec operations.

•

Increased Use of Third-Party Advisors.  We have engaged third-party advisors with appropriate expertise to assist with establishing and implementing financial and disclosure controls that are appropriate for our Hi-Tec operations and consistent with our obligations as a U.S. publicly traded company. These third-party advisors include accounting experts and consultants with internal control expertise.

•

Completion of Post-Acquisition Integration Efforts.  Since completion of the Hi-Tec Acquisition, we are making significant post-acquisition integration efforts to convert the acquired assets to our brand licensing model. For financial and accounting purposes, these efforts involve converting Hi-Tec Holdings’ financial, accounting and reporting controls and other related procedures to reflect the sale and separation of this entity’s former operating assets and to integrate the acquired entity and the retained assets into our existing procedures for a brand licensing business. We expect these financial and accounting integration efforts to be completed by the end of Fiscal 2018, and we anticipate the control deficiencies relating to this integration to be remediated in connection with the integration process and upon its completion.

Although we believe the steps we have already taken to date to implement this remediation plan have improved the effectiveness of our internal control over financial reporting, we have not completed these corrective processes and procedures. As a result, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures that we believe are necessary, including those prescribed by our Audit Committee to ensure that our financial statements continue to be fairly stated in all material respects. If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or if additional deficiencies or weaknesses arise in the future, there could be material misstatements in our interim or annual financial statements or we could be delinquent in filing additional reports with the SEC. The existence of material weaknesses and any failure to timely and effectively remediate them could cause investors to lose confidence in the reliability of our reported financial information, adversely affect our reputation, cause the market price of our common stock to decline, and have the other effects described in Item 1A, “Risk Factors,” in this Annual Report.

Attestation Report of Independent Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm that has audited the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, has issued an attestation report on our internal control over financial reporting, which is included on the following page of this Annual Report.

Changes in Internal Control over Financial Reporting

Except for those matters discussed in this Item 9A, there were no changes in our internal control over financial reporting during the fourth quarter of Fiscal 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cherokee Inc. and subsidiaries

We have audited Cherokee Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cherokee Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hi-Tec International Holdings BV (“Hi-Tec”) and its subsidiaries, which was acquired during the year and constituted $27.2 million and $1.0 million of total and net assets, respectively, as of January 28, 2017 and $7.8 million and $4.1 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Cherokee Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Hi-Tec and its subsidiaries.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in the Company’s internal controls over the consolidation of the newly acquired Hi-Tec business. Management also identified a material weakness in the Company’s internal controls over the business combination process related to the application of purchase accounting principles under US GAAP in connection with the Hi-Tec Acquisition.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cherokee Inc. and subsidiaries as of January 28, 2017 and January 30, 2016 and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2017. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated May 18, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Cherokee Inc. and subsidiaries has not maintained effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Los Angeles, California
May 18, 2017

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 28, 2017. Certain information regarding our executive officers required by this Item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 28, 2017.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 28, 2017.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 28, 2017.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 28, 2017.

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

Date: May 18, 2017

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

Signature	Title	Date

/s/ HENRY STUPP	Chief Executive Officer and Director	May 18, 2017
Henry Stupp	(Principal Executive Officer)

/s/ JASON BOLING	Chief Financial Officer	May 18, 2017
Jason Boling	(Principal Financial and Accounting Officer)

/s/ JESS RAVICH	Chairman	May 18, 2017
Jess Ravich

/s/ SUSAN E. ENGEL	Director	May 18, 2017
Susan E. Engel

/s/ CAROL BAIOCCHI	Director	May 18, 2017
Carol Baiocchi

/s/ KEITH HULL	Director	May 18, 2017
Keith Hull

/s/ ROBERT GALVIN	Director	May 18, 2017
Robert Galvin

/s/ FRANK TWORECKE	Director	May 18, 2017
Frank Tworecke

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2.1	+

Asset Purchase Agreement, by and among Cherokee Inc., Hawk 900 Brands LLC, Hawk Designs, Inc. and Quiksilver, Inc., dated as of January 10, 2014 (incorporated by reference to Exhibit 2.1 of Cherokee’s Form 8‑K dated January 10, 2014).

2.2	+

Agreement and Plan of Merger, dated October 13, 2015, by and among Cherokee Inc., FFS Merger Sub LLC, FFS Holdings, LLC and Darin Kraetsch, solely in his capacity as the representative of the FFS Holdings, LLC equityholders (incorporated by reference to Exhibit 2.1 of Cherokee’s Form 10‑Q for the quarterly period ended October 31, 2015).

2.3	+

Share Purchase Agreement, dated as of November 29 2016, by and among Sunningdale Corporation Limited, Irene Acquisition Company B.V., and Cherokee Inc. (incorporated by reference to Exhibit 2.1 of Cherokee’s Form 10‑Q for the quarterly period ended October 29, 2016).

2.4	+

Asset Purchase Agreement, dated as of November 29, 2016, by and among Hi-Tec Sports USA, Inc., Irene Acquisition Company B.V., Cherokee Inc. and Carolina Footwear Group, LLC (incorporated by reference to Exhibit 2.2 of Cherokee’s Form 10‑Q for the quarterly period ended October 29, 2016).

2.5	+

Asset Purchase Agreement, dated as of November 29, 2016, by and among Hi-Tec Sports UK Limited, Hi-Tec Sports PLC, Hi-Tec Nederland B.V., Hi-Tec Sport France SAS, Irene Acquisition Company B.V. and Batra Limited (incorporated by reference to Exhibit 2.3 of Cherokee’s Form 10‑Q for the quarterly period ended October 29, 2016).

3.1		Amended and Restated Certificate of Incorporation of Cherokee Inc. (incorporated by reference to Exhibit 3.1 of Cherokee’s Form 10‑Q for the quarterly period ended October 28, 2000).
3.2		Amended and Restated Bylaws of Cherokee Inc. (incorporated by reference to Exhibit 3.2 of Cherokee’s Form 8‑K dated June 22, 2011).
4.1

Warrant to Purchase 120,000 Shares of Common Stock issued November 28, 2016 by Cherokee Inc. to Carolina Footwear Group LLC (incorporated by reference to Exhibit 4.1 of Cherokee’s Form 10‑Q for the quarterly period ended October 29, 2016).

10.1	#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated June 5, 2012).
10.2	#

The 2006 Incentive Award Plan (restating the 2003 Incentive Award Plan) (incorporated by reference to Annex A to Cherokee’s Proxy Statement dated April 20, 2006 for its 2006 annual stockholders’ meeting).

10.3	#	Amendment No. 1 to The 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 10‑Q for the quarterly period ended May 1, 2010).
10.4	#	Form of Employee Option Agreement (incorporated by reference to Exhibit 10.6 of Cherokee’s Form 10‑K for the fiscal year ended February 3, 2001).
10.5	#	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated June 18, 2012).
10.6	#	Form of Performance‑Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 10‑Q for the quarterly period ended May 4, 2013).
10.7	#	Cherokee Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Cherokee’s Form 10‑Q for the quarterly period ended April 30, 2016).
10.8	#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 10‑Q for the quarterly period ended August 3, 2013).
10.9	#

Amendment to Stock Option Agreement, dated as of July 26, 2012, by and between Cherokee and Henry Stupp (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 10‑Q for the quarterly period ended July 28, 2012).

10.10	#	Amended and Restated Executive Employment Agreement, dated July 11, 2016, between Cherokee Inc. and Henry Stupp (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated July 14, 2016).
10.11	#	Offer Letter to Jason Boling, dated February 22, 2013 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated February 25, 2013).

Exhibit Number		Description of Exhibit
10.12	#

Stock Option Agreement, dated as of March 25, 2013, by and between Cherokee Inc. and Jason Boling (incorporated by reference to Exhibit 4.2 of Cherokee’s Registration Statement No. 333‑190795 on Form S‑8 filed with the Commission on August 23, 2013).

10.13		Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated September 4, 2012).
10.14

First Amendment to Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 31, 2013 (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 8‑K dated January 31, 2013).

10.15		Term Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 8‑K dated September 4, 2012).
10.16

First Amendment to Term Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of January 31, 2013 (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 8‑K dated January 31, 2013).

10.17

Line of Credit Note, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 8‑K dated September 4, 2012).

10.18

Continuing Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.4 of Cherokee’s Form 8‑K dated September 4, 2012).

10.19

Trademark Security Agreement, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.5 of Cherokee’s Form 8‑K dated September 4, 2012).

10.20

Continuing Guaranty, executed by Spell C. LLC in favor of JPMorgan Chase Bank, N.A., dated as of September 4, 2012 (incorporated by reference to Exhibit 10.6 of Cherokee’s Form 8‑K dated September 4, 2012).

10.21

Second Amendment to Credit Agreement, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated January 10, 2014).

10.22

Second Amendment to Term Note, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 8‑K dated January 10, 2014).

10.23

First Amendment to Line of Credit Note, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 8‑K dated January 10, 2014).

10.24		Term Note B‑1, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A., dated as of January 10, 2014 (incorporated by reference to Exhibit 10.4 of Cherokee’s Form 8‑K dated January 10, 2014).
10.25

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

10.26		Office Lease, by and between Tri‑Center Plaza, LP and Cherokee Inc., dated as of September 30, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated October 13, 2011).
10.27

Amendment to Office Lease, by and between KW Tricenter, LLC and Cherokee Inc., dated as of December 5, 2013 (incorporated by reference to Exhibit 10.37 of Cherokee’s Form 10‑K for the fiscal year ended February 1, 2014).

Exhibit Number		Description of Exhibit
10.28	#	Employment Agreement, dated July 23, 2015, between Cherokee Inc. and Howard Siegel (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated July 29, 2015).
10.29

Third Amendment to Credit Agreement and Waiver, dated as of October 13, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 10‑Q for the quarterly period ended October 31, 2015).

10.30

Third Amendment to Term Note, dated as of October 13, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 10‑Q for the quarterly period ended October 31, 2015).

10.31

Second Amendment to Line of Credit Note, dated as of September 4, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 10‑Q for the quarterly period ended October 31, 2015).

10.32

First Amendment to Term Note B-1, dated as of October 13, 2015, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 of Cherokee’s Form 10‑Q for the quarterly period ended October 31, 2015).

10.33

Term Note B-2, dated as of October 13, 2015, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.5 of Cherokee’s Form 10‑Q for the quarterly period ended October 31, 2015).

10.34

Second Amendment to Office Lease, by and between KW Tricenter, LLC and Cherokee Inc., dated as of February 29, 2016 (incorporated by reference to Exhibit 10.40 of Cherokee’s Form 10‑K for the fiscal year ended January 30, 2016).

10.35

Fourth Amendment to Credit Agreement and Waiver, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 10‑Q for the quarterly period ended April 30, 2016).

10.36

Fourth Amendment to Term Note, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 10‑Q for the quarterly period ended April 30, 2016).

10.37

Third Amendment to Line of Credit Note, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 10‑Q for the quarterly period ended April 30, 2016).

10.38

Second Amendment to Term Note B-1, dated as of May 27, 2016, by and between Cherokee Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 of Cherokee’s Form 10‑Q for the quarterly period ended April 30, 2016).

10.39

First Amendment to Term Note B-2, dated as of May 27, 2016, executed by Cherokee Inc. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.5 of Cherokee’s Form 10‑Q for the quarterly period ended April 30, 2016).

10.40

Financing Agreement, dated as of December 7, 2016, by and among Cherokee Inc., Irene Acquisition Company B.V., the guarantors from time to time party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent and Cerberus Business Finance, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 10‑Q for the quarterly period ended October 29, 2016).

10.41

Promissory Note, dated as of December 7, 2016, executed by Irene Acquisition Company B.V. in favor of Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 10‑Q for the quarterly period ended October 29, 2016).

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

21.1	*	Subsidiaries of Cherokee Inc.
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (included on the signature page hereto).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

Exhibit Number		Description of Exhibit
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	*

The following materials from Cherokee’s Annual Report on Form 10‑K for the fiscal year ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
+

Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S‑K promulgated by the SEC. The Company has agreed to furnish a supplemental copy of any omitted schedules or exhibits to the SEC upon request.