Form 10-Q
period 2017-04-29
CHEROKEE INC
filed 2017-08-18
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2017.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2017
Common Stock, $.02 par value per share	13,002,150

CHEROKEE INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	April 29,	January 28,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,700	$8,378
Receivables	14,236	21,873
Other receivables	4,048	3,292
Income taxes receivable	2,213	1,020
Inventory, net	1,661	1,567
Prepaid expenses and other current assets	3,834	5,010
Total current assets	31,692	41,140
Intangible assets, net	105,917	106,193
Goodwill	15,735	15,794
Property and equipment, net	1,445	1,311
Other assets	1,438	1,578
Total assets	$156,227	$166,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$18,708	$26,736
Current portion of long term debt	1,242	1,241
Related party Ravich loan	1,458	3,896
Deferred revenue—current	5,572	7,015
Accrued compensation payable	557	935
Income taxes payable—current	364	347
Total current liabilities	27,901	40,170
Long term liabilities:
Deferred tax liability	7,928	7,718
Income taxes payable—non-current	3,271	3,041
Long term debt	46,308	41,595
Other non-current	1,122	1,174
Total liabilities	86,530	93,698
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 12,953,783 shares issued and outstanding at April 29, 2017 and 12,951,284 issued and outstanding at January 28, 2017	259	259
Additional paid-in capital	67,161	66,612
Retained earnings	2,155	5,414
Accumulated other comprehensive income	122	33
Total stockholders’ equity	69,697	72,318
Total liabilities and stockholders’ equity	$156,227	$166,016

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(amounts in thousands, except per share amounts)

	Three Months Ended
	April 29,	April 30,
	2017	2016
Royalty revenues	$6,840	$10,678
Indirect product sales	4,273	—
Total revenues	11,113	10,678
Cost of goods sold	3,008	—
Gross profit	8,105	10,678
Selling, general and administrative expenses	9,791	6,176
Amortization of intangible assets	266	226
Restructure charges	128	—
Operating (loss) income	(2,080)	4,276
Other income (expense):
Interest expense	(1,498)	(197)
Other income (expense), net	(129)	—
Total other expense, net	(1,627)	(197)
(Loss) income before income taxes	(3,707)	4,079
Income tax (benefit) provision	(448)	1,498
Net (loss) income	$(3,259)	$2,581
Net (loss) income per common share attributable to common stockholders:
Basic (loss) earnings per share	$(0.25)	$0.30
Diluted (loss) earnings per share	$(0.25)	$0.29
Weighted average common shares outstanding attributable to common stockholders:
Basic	12,953	8,720
Diluted	12,953	8,833

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Unaudited

(amounts in thousands)

	Three Months Ended
	April 29,	April 30,
	2017	2016
Net (loss) income	$(3,259)	$2,581
Other comprehensive (loss) income:
Foreign currency translation adjustment	89	—
Other comprehensive (loss) income:	89	—
Comprehensive (loss) income	$(3,170)	$2,581

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
Balance at January 28, 2017	12,951	$259	$66,612	$5,414	$33	$72,318
Stock-based compensation	—	—	536	—	—	536
Equity issuances, net of tax	3	—	—	—	—	—
Stock warrants	—	—	13	—	—	13
Foreign currency	—	—	—	—	89	89
Net loss	—	—	—	(3,259)	—	(3,259)
Balance at April 29, 2017	12,954	$259	$67,161	$2,155	$122	$69,697

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Three Months Ended
	April 29, 2017	April 30, 2016
Operating activities:
Net (loss) income	$(3,259)	$2,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	220	127
Bad debt expense	186
Amortization of intangible assets	266	226
Amortization of debt discounts/deferred financing fees	295	3
Deferred income taxes	210	135
Stock-based compensation	536	636
Warrants	13	—
Other, net	207	18
Changes in operating assets and liabilities:
Receivables	5,741	(3,527)
Other receivables	(756)	—
Prepaids and other current assets	1,161	(35)
Income taxes receivable and payable, net	(945)	484
Inventories	(94)	—
Accounts payable and other accrued payables	(6,291)	280
Deferred revenue	(1,625)	3
Accrued compensation	(378)	(171)
Net cash (used in) provided by operating activities	(4,513)	760
Investing activities:
Purchases of trademarks, including registration and renewal cost	—	(15)
Purchase of property and equipment	(354)	(44)
Net cash used in investing activities	(354)	(59)
Financing activities:
Proceeds from Cerberus loan	5,000	—
Payments of Cerberus loan	(400)	—
Payments of Ravich loan	(2,500)	—
Payments of JPMorgan Term Notes	—	(2,136)
Net cash provided by (used in) financing activities	2,100	(2,136)
Effect of exchange rate changes on cash	89	—
(Decrease) in cash and cash equivalents	(2,678)	(1,435)
Cash and cash equivalents at beginning of period	8,378	6,534
Cash and cash equivalents at end of period	$5,700	$5,099
Cash paid during period for:
Income taxes	$359	$894
Interest	$1,128	$180

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements as of April 29, 2017 and for the three month periods ended April 29, 2017 and April 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The accompanying consolidated financial statements include the accounts of Cherokee Inc. and its consolidated subsidiaries (referred to collectively as “Cherokee Global Brands” or the “Company” unless the context indicates or requires otherwise) and have not been audited by independent registered public accountants, but include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Global Brands are necessary for a fair statement of the Company’s financial condition and the results of operations for the periods presented. All material intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of January 28, 2017 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for an audited balance sheet. The Company’s financial condition and results of operations as of or for the three month period ended April 29, 2017 are not necessarily indicative of the financial condition or results to be expected for the fiscal year ending February 3, 2018 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“Annual Report”).

As used herein, the term “First Quarter” refers to the three months ended April 29, 2017; the term “Fiscal 2019” refers to the fiscal year ending February 2, 2019; the term “Fiscal 2018” refers to the fiscal year ending February 3, 2018; the term “Fiscal 2017” refers to the fiscal year ended January 28, 2017; and the term “Fiscal 2016” refers to the fiscal year ended January 30, 2016.

(2)   Summary of Significant Accounting Policies

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

In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation, Accounting Standards Update No, 2016-09 (“ASU 2016-09”). This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  This is a change from the current guidance that requires such activity to be recorded in paid-in capital within stockholder’s equity. This guidance will be applied prospectively and may create volatility in the Company’s effective tax rate depending largely on future events and other factors which may include the Company’s stock price, timing of stock option exercises, the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares and any employee terminations. This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. This guidance is effective for fiscal periods beginning after December 15, 2016 and was adopted by the Company in the First Quarter. The impact of such adoption was as follows:

•

ASU 2016-09 requires companies to amend the presentation of employee shared-based payment-related items in the statement of cash flows as follows: (i) excess tax benefits are presented as an operating activity (such cash flows were previously included in cash flows from financing activities), and (ii) cash paid for employee taxes on withheld shares from equity awards is presented as a financing activity (such cash flows were previously included in cash flows from operating activities). These changes did not have an impact on the Company’s consolidated financial statements in the periods presented, as there were no excess tax benefits or shares withheld for tax purposes related to employee share-based payments during the three month periods ended April 29, 2017 or April 30, 2016.

•

ASU 2016-09 allows companies to make an entity-wide accounting policy election to either estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period or account for forfeitures as they occur. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. The Company elected to continue to estimate the number of forfeitures related to share-based payments, rather than account for forfeitures as they occur, and as a result there was no impact on the Company’s consolidated financial statements.

•

ASU 2016-09 eliminates additional paid-in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the statement of operations when awards vest or are settled. ASU 2016-09 requires that this change be adopted prospectively. This change did not have a material impact on the Company’s consolidated financial statements for the First Quarter, as awards vested or settled in the First Quarter were insignificant.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based upon its assessment of various factors, such as: historical experience, age of accounts receivable balances, credit quality of the Company’s licensees, distributors or franchisees, current economic conditions, bankruptcy, and other factors that may affect the Company’s licensees’, distributors’ or franchisees’ ability to pay. The allowance for doubtful accounts was $667 and $481 as of April 29, 2017 and January 28, 2017, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased and money market funds purchased with an original maturity date of three months or less to be cash equivalents, if applicable. At April 29, 2017 and January 28, 2017, the Company’s cash and cash equivalents exceeded Federal Deposit Insurance Corporation limits.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the buyer’s price is fixed or determinable and collection is reasonably assured. Revenues from royalty and brand representation agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data received from the Company’s licensees. The Company's royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of such royalty payments are actually received during the month following the end of a quarter.  Revenue from the Company’s indirect product sales is recognized when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Revenues from arrangements involving license fees, up-front payments and milestone payments, which are received or billable by the Company in connection with other rights and services that represent continuing obligations of the Company, are deferred and recognized in accordance with the license agreement. Deferred revenues also represent minimum licensee royalty revenues paid in advance of the culmination of the earnings process, the majority of which are non‑refundable to the licensee. Deferred revenues will be recognized as revenue in future periods in accordance with the license agreement.

Franchise revenues includes royalties and franchise fees. Royalties from franchisees are based on a percentage of net sales of the franchisee and are recognized as earned. Initial franchise fees are recorded as deferred revenue when received and are recognized as revenue when a franchised location commences operations, as all material services and conditions related to the initial franchise fee have been substantially performed upon the location opening. Renewal franchise fees are recognized as revenue when the franchise agreements are signed and the fee is paid, since there are no other material services and conditions related to these franchise fees.

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

The Company is responsible for the enforcement of its intellectual property and for pursuing third parties that are utilizing its assets without a license. As a result of these activities, from time to time, the Company may recognize royalty revenues that relate to infringements that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period, which increases may not recur in subsequent periods.

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

Intangible Assets

The Company holds various trademarks, including Cherokee®, Hi-Tec ®, Magnum ®, 50 Peaks®, Interceptor®, Hawk Signature®, Tony Hawk®, Liz Lange®, Completely Me by Liz Lange®, Flip Flop Shops®, Everyday California®, Carole Little®,  Sideout®, Sideout Sport®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others, in connection with numerous categories of apparel and other goods. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in a number of other countries. The Company also holds trademark applications for each of these brand names and others in numerous countries. The Company intends to renew these registrations, as appropriate, prior to expiration. The Company monitors on an ongoing basis unauthorized uses of the Company’s trademarks, and relies primarily upon a combination of trademarks, know-how, trade secrets, and contractual restrictions to protect the Company’s intellectual property rights domestically and internationally.

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

Goodwill and Indefinite-Lived Assets

Goodwill and indefinite-lived assets are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. In accordance with authoritative guidance, the Company may first assess qualitative factors relevant in determining whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts. Based on this analysis, the Company may determine whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangible assets over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative guidance.

Valuation of Assets and Liabilities in Connection with Business Combinations

The Company has acquired material intangible assets in connection with business combinations. These intangible assets consist primarily of trademarks, brand names and distributor, wholesaler and retailer relationships.

Discounted cash flow models are typically used to determine the fair values of these intangible assets for purposes of allocating consideration paid to the net assets acquired in a business combination. These models require the use of significant estimates and assumptions, including, but not limited to, estimating the timing and amount of future net cash flows from intangible asset groupings and developing appropriate discount rates to calculate the present value of cash flows.

Significant estimates and assumptions are also required to determine the acquisition date fair values of certain tangible assets such as inventory.  The Company believes the fair values used to record intangible and tangible assets acquired in connection with business combinations are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

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

Income Taxes

Income tax benefit of $448 was recognized for the First Quarter, resulting in an effective tax rate of (12.1)% in the First Quarter, compared to 36.7% in the first quarter of Fiscal 2017 and compared to (69.8)% for the full year of Fiscal 2017. The effective tax rate for the First Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the change in valuation allowance recorded against certain foreign deferred tax assets, unrecognized tax benefits, amortization of tax deductible goodwill acquired in the Hi-Tec Acquisition that is not an available source of income to realize deferred tax assets, foreign tax rate differential, the apportionment of income among state jurisdictions, and the benefit of certain tax credits. The difference in the effective tax rate for the First Quarter in comparison to Fiscal 2017 was primarily due to nondeductible transaction costs related to the Hi-Tec Acquisition.  Since the transaction costs exceeded the Fiscal 2017 pretax book loss, the result was a significant fluctuation in the Fiscal 2017 effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of operations. The total amount of interest and penalties recognized in the consolidated statements of operations for the First Quarter was $20 compared to $0 in the first quarter of Fiscal 2017. As of April 29, 2017 and January 28, 2017, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $187 and $167, respectively.

The Company files income tax returns in the U.S. federal, California and certain other state jurisdictions, as well as in the Netherlands and other foreign jurisdictions. For federal and Netherlands income tax purposes, the fiscal year ended February 1, 2014 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the fiscal year ended February 2, 2013 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations.

Marketing and Advertising

Generally, the Company’s licensees fund their own advertising programs. Cherokee Global Brands’ marketing, advertising and promotional costs were approximately $815 and $281 for the three month periods ended April 29, 2017 and April 30, 2016, respectively. These costs are expensed as incurred and were accounted for as selling, general and administrative expenses.

The Company provides marketing expense money to certain large licensees based upon sales criteria to help them build the Company’s licensed brands in their respective territories, thus providing an identifiable benefit to Cherokee Global Brands. The amounts paid for such marketing expenses during the three month periods ended April 29, 2017 and April 30, 2016 were approximately $152 and $157, respectively, and are included in the Company’s total marketing, advertising and promotional costs.

(Loss) Earnings Per Share Computation

Basic (loss) earnings per share (“EPS”) is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Comprehensive (Loss) Income

Authoritative guidance establishes standards for reporting comprehensive (loss) income and its components in consolidated financial statements. Comprehensive (loss) income, as defined, includes all changes in equity (net assets) during a period. For the period ended April 29, 2017, the Company had a foreign currency translation adjustment of $89 included in comprehensive income.  For the period ended April 30, 2016, the Company had no comprehensive (loss) income components and accordingly, net (loss) income equals comprehensive (loss) income.

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

Foreign Currency Transaction Gains and Losses

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in  currencies other than the Company’s functional currency, including gains and losses on foreign currency contracts, are included in the accompanying consolidated statements of operations. Gains or losses related to transactions where settlement is anticipated, or those that result from the remeasurement of receivables and payables denominated in currencies other than the Company’s functional currency, are included in other income (expense), net in the accompanying consolidated statements of operations.  All long term assets are valued at their historical costs in U.S. dollars and therefore no gain or loss is recognized.  All intercompany transactions are recorded in U.S. dollars and therefore no gain or loss is recognized.

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

Inventories

Inventories acquired through business combinations are recorded at fair value upon acquisition.  Purchased inventories are valued at the lower of cost or market using a standard cost method.  Standard cost consists of the direct purchase price of merchandise inventory, in-bound freight-related costs and customs or duties. Inventory is comprised of finished goods. Management regularly reviews inventories and records valuation reserves for damaged and defective merchandise, merchandise items with slow-moving or obsolescence exposure and merchandise that has a carrying value that exceeds net realizable value. There were no inventory reserve accounts as of April 29, 2017 and January 28, 2017.

Cost of Goods Sold

Cost of goods sold relates to payments remitted to manufacturers or distributors of purchased products that are sold to wholesalers and government entities through indirect product sales. The wholesalers and government entities that purchase products submit payments directly to us for their product orders, and we then remit a portion of these payments, representing the product cost, to the manufacturer or distributor of the purchased products.

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

Warrants

The Company accounts for warrants under Accounting Standards Codification (“ASC”) 505-50 Equity-based payments to non-employees. Because the warrants are assessed to be equity in nature, they are measured at fair value at inception. The warrants are recognized in APIC and contra revenue over the period the related revenue from the license is expected to be recognized, in accordance with ASC 605-60-25 and ASC 505-50-S99-1.

(3)   Business Combinations

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

For the year ended January 28, 2017, the Company also incurred restructuring charges of $3,782 related to the Hi-Tec Acquisition. Restructuring charges consisted of severance, contract termination and other restructuring-related costs. A liability for severance costs is typically recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under the contract for their remaining terms without economic benefit to the Company. A liability for lease obligations is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other restructuring-related costs is measured at its fair value in the period in which the liability is incurred.

Restructuring Costs Accrued (amounts in thousands)	January 28, 2017	Q1 FY 2018 Payments	April 29, 2017
Contract termination costs	$386	(84)	$302
Leases, net of sublease	1,920	(291)	1,629
Severance costs	1,270	(482)	788
Service costs	206	(93)	113
Total Restructuring costs identified	$3,782	(950)	$2,832

The assets and liabilities recorded in the preliminary purchase price allocation are provisional, as the Company has not yet obtained all available information necessary to finalize the measurement of such assets and liabilities.  During the First Quarter, the Company recorded a working capital adjustment to goodwill of $59.  The measurement of acquired deferred income taxes has not been finalized as the Company is currently in the process of obtaining the necessary information to complete the analysis related to acquired net operating loss carryforwards, including the finalization of the assessment of available tax planning strategies.  In addition, the Company is also waiting on information related to certain pre-acquisition income tax filing positions of Hi-Tec in various taxing jurisdictions that will assist the Company in finalizing the amounts to record for the acquired deferred income taxes. The Company is also waiting on information to assist the Company in finalizing the recording of any assumed uncertain income tax positions. The Company is also finalizing the required working capital true-up in accordance with the SPA, and finalizing the settlement statements in relation to the APA’s. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition.

In connection with the Hi-Tec acquisition, Cherokee Global Brands sold inventory to a third party in the First Quarter. In accordance with ASC 820-10-20, the price received for sale of the inventory represents the approximate fair value of that inventory held for sale as of the December 7, 2016 acquisition date.

(4)   Property and Equipment

Property and equipment consist of the following:

(amounts in thousands)	April 29, 2017	January 28, 2017
Computer Equipment	$645	$633
Software	295	156
Furniture and Fixtures	2,041	2,006
Leasehold Improvements	784	520
Work in Process	—	128
Less: Accumulated depreciation	(2,320)	(2,132)
Property and Equipment, net	$1,445	$1,311

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of five to seven years, or the remaining term of the corresponding license agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the applicable lease term. Depreciation expense was $220 for the three month period ended April 29, 2017 and $127 for the three month period ended April 30, 2016, respectively.

(5)   Intangible Assets

Intangible assets consist of the following:

(amounts in thousands)	April 29, 2017	January 28, 2017
Acquired Trademarks	$114,694	$114,694
Other Trademarks	8,777	8,787
Franchise Agreements	1,300	1,300
Goodwill	15,735	15,794
Total Intangible Assets, gross	140,506	140,575
Accumulated amortization	(18,854)	(18,588)
Total Intangible Assets, net	$121,652	$121,987

(6)   (Loss) Earnings Per Share

The following table provides a reconciliation of the numerator and denominator of the basic and diluted (loss) earnings per share (“EPS”) computations for the three month periods ended April 29, 2017 and April 30, 2016:

	Three Months Ended
	April 29, 2017	April 30, 2016
Numerator:
Net income (loss)-numerator for net income (loss) per common share and net income (loss) per common share assuming dilution	$(3,259)	$2,581

Denominator:
Denominator for net income (loss) per common share — weighted average shares	12,953	8,720
Effect of dilutive securities:
Stock options	—	113

Denominator for net income (loss) per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	12,953	8,833

The computation for the diluted number of shares excludes unvested restricted stock units, unexercised stock options and unexercised warrants that are anti-dilutive. There were 1,769 and 674 anti-dilutive shares for the three month periods ended April 29, 2017 and April 30, 2016, respectively.

(7)   Capitalization

Stock-Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Plan and effective June 6, 2016, the Company’s stockholders approved the amendment and restatement of such plan (as amended and restated, the “2013 Plan”). The 2013 Plan serves as the successor to the 2006 Incentive Award Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan) (the “2006 Plan”). The 2013 Plan authorizes to be issued (i) 1,200,000 additional shares of common stock, and (ii) 136,484 shares of common stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards previously granted under the 2006 Plan continue to be governed by its terms. Any shares of common stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as common stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity‑based awards to officers, other employees and directors.

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

Stock-based compensation expense recognized in selling, general and administrative expenses for stock options was $229 and $295 for the First Quarter and the first quarter ended April 30, 2016, respectively.

The following table summarizes activity for the Company’s stock options in the First Quarter:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, at January 28, 2017	1,092,502	$16.59	3.66	—
Granted	—	$—
Exercised	—	$—
Canceled/forfeited	(25,667)	$—
Outstanding, at April 29, 2017	1,066,835	$16.57	3.33	—
Vested and Exercisable at April 29, 2017	670,492	$16.03	2.59	—

As of April 29, 2017, total unrecognized stock-based compensation expense related to unvested stock options was approximately $1,184, which is expected to be recognized over a weighted average period of approximately 1.66 years. The total fair value of all stock options that vested during the First Quarter was $29.

Performance Stock Units and Restricted Stock Units

In April 2016, the Compensation Committee of the Company’s board of directors granted certain performance-based equity awards, or performance stock units, to executives under the 2013 Plan.

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

Stock-based compensation expense recognized in selling, general and administrative expenses for restricted stock units and performance stock units was $307 and $341 for the First Quarter and the first quarter ended April 30, 2016.

The following table summarizes activity for the Company’s restricted stock units and performance stock units in the First Quarter:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested stock at January 28, 2017	157,169	$19.71
Granted	—	—
Vested	(2,500)	22.94
Forfeited	(7,500)	19.52
Unvested stock at April 29, 2017	147,169	$19.66

As of April 29, 2017, total unrecognized stock-based compensation expense related to restricted stock units and performance stock units was approximately $1,507, which is expected to be recognized over a weighted average period of approximately 1.24 years.

Warrants

The Company issued warrants to purchase 120,000 shares of Cherokee Global Brands common stock in connection with a Hi-Tec customer license agreement.  The warrants vest in five tranches of 20,000 shares corresponding to the five year initial term of the license, plus a 6th tranche which vests only if the license is renewed for a subsequent five year period. The 6th tranche is assigned no value until such time as the related contingency is resolved.

For the year ended January 28, 2017, the Company determined the fair value of the stock warrants to be $567.  During the three month period ended April 29, 2017, the Company recognized contra-revenue and additional paid in capital of $13, related to the amortization of the deferred warrant expense.

(8)   Debt

Cerberus Credit Facility

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company entered into a senior secured credit facility with Cerberus Business Finance, LLC (“Cerberus”), as administrative agent and collateral agent for the lenders from time to time party thereto (such credit facility, the “Cerberus Credit Facility”), pursuant to which the Company is permitted to borrow (i) up to $5,000 under a revolving credit facility, and (ii) up to $45,000 under a term loan facility. Also on December 7, 2016 and in connection with the closing of the Hi-Tec Acquisition, the Company drew down a $45,000 term loan under the Cerberus Credit Facility and used a portion of these borrowings to fund the Hi-Tec Acquisition, including the repayment of substantially all of the outstanding indebtedness of Hi-Tec, and to repay all amounts owed under the prior JPMorgan Credit Agreement. The Company expects to use the remaining borrowings under the Cerberus Credit Facility for general working capital.  During the First Quarter, the Company drew down $5,000 under its revolving credit facility under the Cerberus Credit Facility.

The Cerberus Credit Facility is secured by a first priority lien on, and security in, substantially all of the assets of the Company and its subsidiaries, is guaranteed by the Company’s subsidiaries, and has a five-year term. The Cerberus Credit Facility bears interest at a rate per annum equal to either the rate of interest publicly announced from time to time by JPMorgan in New York, New York as its reference rate, base rate or prime rate or LIBOR plus, in each case, the applicable margin and subject to the applicable rate floor. Borrowings under the Cerberus Credit Facility are subject to certain maintenance and other fees as set forth therein. The terms of the Cerberus Credit Facility include financial covenants that set financial standards the Company is required to maintain and operating covenants that impose various restrictions and obligations regarding the operation of the Company’s business, including covenants that require the Company to obtain Cerberus’s consent before the Company can take certain specified actions. Events of default under the Cerberus Credit Facility include, among others, the following: any failure to make payments thereunder when due; the occurrence of certain bankruptcy events; any failure by the Company to meet certain revenue standards after the expiration or termination of any material contracts; the Company or any of its subsidiaries ceases to conduct any material part of their respective businesses; the imposition of penalties, remedies or liabilities on the Company or its subsidiaries in connection with certain criminal or regulatory actions or proceedings; and the occurrence of a change of control of the Company. If an event of default under the Cerberus Credit Facility occurs, subject to certain cure periods for certain events of default, Cerberus would have the right to terminate its obligations thereunder, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the Company’s and/or its subsidiaries assets that serve as collateral for the borrowed amounts.

As of April 29, 2017, outstanding borrowings under the Cerberus Credit Facility were $49,200.  Outstanding borrowings are reflected on the accompanying condensed consolidated balance sheet net of unamortized deferred financing costs of $1,650, which will be amortized through the maturity date of the borrowings.  As of April 29, 2017, the Company was not in compliance with certain reporting requirements under the Cerberus Credit Facility as a result of its late filing of the quarterly report in which these consolidated financial statements are included, or with certain financial covenants set forth in the Cerberus Credit Facility.  However, following April 29, 2017, the Company obtained a waiver from Cerberus of these events of default and agreed with Cerberus to certain amendments to the terms of the Cerberus Credit Facility. See Note 11 for additional information.

Related Party Ravich Loan

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company obtained an unsecured receivables funding loan for $5,000 from Jess Ravich, one of our  directors (such loan, the “Ravich Loan”). The Ravich Loan bears interest at a rate of 9.5% per annum and is subject to a fee equal to 2.5% of the principal amount of the loan, or $125, which was paid upon the funding of the Ravich Loan. The outstanding principal and accrued interest under the Ravich Loan was due and payable 180 days after the closing of the Hi-Tec Acquisition, or on June 5, 2017 (although such maturity date has been extended by the Company and the lender of the Ravich Loan subsequent to April 29, 2017, see Note 11). Events of default under the Ravich Loan include, among others, any failure to make payments thereunder when due; any failure to make payments under certain of the Company’s other indebtedness when due; and the occurrence of certain bankruptcy events. If an event of default under the Ravich Loan occurs, subject to certain cure periods for certain events of default, Mr. Ravich would have the right to terminate his obligations thereunder, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies he may have under applicable law. The proceeds of the Ravich Loan were used to fund a portion of the purchase price for the Hi-Tec Acquisition. The Company expects that certain accounts receivable assets that are expected to be collected in the ordinary course of business will be used to repay the Ravich Loan.  As of April 29, 2017, outstanding borrowings under the Ravich Loan were approximately $1,500. The Company was in compliance with its covenants under the Ravich Loan as of April 29, 2017.

(9)   Commitments and Contingencies

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

Litigation Reserves

From time to time, the Company may become involved in various legal proceedings and other similar matters incidental to the Company’s business, the resolution of which is not presently expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Estimated reserves for contingent liabilities, including threatened or pending litigation, are recorded as liabilities in the accompanying consolidated balance sheets when the outcome of these matters is deemed probable and the liability is reasonably estimable.

The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the Company's results of operations and financial condition. No material amounts were accrued as of April 29, 2017 or January 28, 2017 related to any of the Company’s legal proceedings.

(10)   Segment Reporting and Geographic Information

Authoritative guidance requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates financial information, business activities and management responsibility.

As a result of the Hi-Tec acquisition, the Company’s reportable segments beginning in Fiscal 2017 consist of Cherokee Global Brands and Hi-Tec, for which Cherokee Global Brand’s chief-operating decision maker internally evaluates operating performance and financial results. For the three month period ended April 30, 2016 the Company considered the business activities to constitute a single segment, the marketing and licensing of brand names and trademarks for apparel, footwear and accessories. Cherokee Global Brands’ marketing and licensing activities extend to brands which the Company owns and to brands owned by others. Cherokee Global Brands’ operating activities relating to owned and represented brands are identical and are performed by a single group of marketing professionals.

The following table reconciles the segment activity to the consolidated statement of operations for the three months ended April 29, 2017 and the consolidated balance sheet as of April 29, 2017:

(amounts in thousands)	Cherokee Global Brands	Hi-Tec	Consolidated
Royalty revenues	$5,180	$1,660	$6,840
Indirect product sales	—	4,273	4,273
Amortization of intangible assets	224	42	266
Other (expense) income , net	(877)	(750)	(1,627)
Income tax provision	1,008	(560)	448
Net (loss) income	$(1,287)	$(1,972)	$(3,259)

Goodwill	100	15,635	15,735
Total assets	$65,871	$90,356	$156,227

Revenues by geographic area based upon the licensees’ country of domicile consisted of the following:

	Three Months Ended
(amounts in thousands)	April 29, 2017	April 30, 2016
U.S. and Canada	$3,189	$8,121
Asia	1,105	1,102
Latin America	568	554
Africa	467	260
United Kingdom and Europe	1,116	155
All Others	395	486
Total	$6,840	$10,678

Long-lived tangible assets were located in the U.S., United Kingdom and Europe, Mexico and Asia with net values of approximately $702,  $558,  $176 and $9, respectively, as of April 29, 2017 and with net values of approximately $750,  $349,  $196 and $16, respectively, as of January 28, 2017.

(11)   Subsequent Events

Cerberus Credit Facility – Forbearance, Waiver and Amendment

On June 27, 2017, the Company obtained a forbearance from Cerberus regarding (i) the Company’s failure to comply with certain reporting covenants under the Cerberus Credit Facility as a result of the Company’s late filing of the quarterly report in which these consolidated financial statements are included, and (ii) the Company’s failure to meet certain financial covenants set forth in the Cerberus Credit Facility, namely the required leverage ratio (as defined and calculated in the Cerberus Credit Facility) of 3.00 to 1.00 and the required fixed charge ratio (as defined and calculated in the Cerberus Credit Facility) of 1.50 to 1.00. Pursuant to the forbearance, Cerberus agreed that it would not exercise its rights or remedies under the Cerberus Credit Facility solely with respect to these events of default through July 7, 2017, which was subsequently extended on multiple occasions through August 11, 2017.

On August 11, 2017, the Company entered into an amendment (the “Cerberus Amendment”) to the Cerberus Credit Facility. The Cerberus Amendment includes a waiver of all events of default under the Cerberus Credit Facility described above and amends certain other terms thereof, as follows:  (i) the required leverage ratio (as defined and calculated in the Cerberus Credit Facility) has been amended to 16.00 to 1.00 through July 31, 2017, 10.50 to 1.00 through October 31, 2017, and decreasing ratios at the end of each of the Company’s fiscal quarters thereafter as set forth therein; (ii) the required fixed charge coverage ratio (as defined and calculated in the Cerberus Credit Facility) has been amended to 0.25 to 1.00 through July 31, 2017, 0.35 to 1.00 through October 31, 2017, and increasing ratios at the end of each of the Company’s fiscal quarters thereafter as set forth therein; (iii) the Company has agreed to a new liquidity covenant that requires the Company to maintain an amount of unrestricted cash on-hand, together with the availability under the revolving credit facility of the Cerberus Credit Facility, of no less than $3,000, and (iv) the parties have agreed to certain additional administrative amendments. The Cerberus Amendment also provides that, if at any time the new liquidity covenant is not satisfied and Cerberus submits a written capital demand, the Company would be required to complete an equity financing resulting in net cash proceeds to the Company of the amount requested by Cerberus in such demand, subject to an aggregate maximum of approximately $5,500 and certain additional conditions (such financings, the “Committed Financings”). The Company anticipates that it will be able to satisfy the amended covenants described above for at least the next twelve months.

As a condition to effectiveness of the Cerberus Amendment, the Company is required to: (i) complete the Concurrent Financing, as defined and described below, and (ii) obtain a firm commitment from one or more investors to fund one or more Committed Financings if required on or before March 5, 2018, which is also described below.

Concurrent Financing and Committed Financing

On August 11, 2017, the Company and several investors, including certain of the Company’s directors, officers and large stockholders, entered into common stock purchase agreements (the “Purchase Agreements”) to effect the Concurrent Financing and agree to the Committed Financing as required by the Cerberus Amendment. Pursuant to the terms of the Purchase Agreements, the investors have agreed to purchase, and the Company has agreed to issue and sell, an aggregate of 947,870 shares of the Company’s common stock in a private placement financing at a per share purchase price of $4.22 for net cash proceeds to the Company of approximately $4,000 (the “Concurrent Financing”). The Concurrent Financing closed on August 17, 2017.

In addition, pursuant to the terms of the Purchase Agreements, certain investors have agreed to participate in the Committed Financings, such that, if the Company notifies any such investor on or before March 5, 2018 of a failure to meet the new liquidity covenant set forth in the Cerberus Amendment, then such investor will be obligated to purchase in a private placement financing additional shares of the Company’s common stock as requested at a per share purchase price equal to the lower of $4.22,  90% of the average closing price of the Company’s common stock for the 20 days prior to the date of the Company’s notification, or the closing price of the Company’s common stock on the day prior to the Company’s notification, subject to certain other conditions and caps, including that the aggregate number of shares issuable in the Concurrent Financing and the Committed Financings will not exceed 19.9% of the total number of shares of the Company’s common stock outstanding as of August 11, 2017. The maximum aggregate value of the commitments from all investors for the Committed Financings is approximately $5,500. In addition, pursuant to the terms of the Purchase Agreements, in consideration for the agreement of certain investors to participate in the Committed Financings, the Company has issued to such investors warrants to purchase up to an aggregate of 326,695 shares of the Company’s common stock at an exercise price of $4.22. The warrants are exercisable at any time from March 5, 2018 until the seven-year anniversary of the initial issuance date, may be exercised in cash or on a “cashless” basis, and are subject to customary adjustments in the event of stock dividends or other distributions, stock splits, or mergers, reclassifications or similar transactions.

Certain terms of the Concurrent Financing and the Committed Financing with respect to each of the Company’s directors, officers and large stockholders participating therein are as follows:

Name of Investor, Relationship with the Company	No. of Shares Purchased in Concurrent Financing	No. of Shares Subject to Warrant Issued in Concurrent Financing	Aggregate Purchase Price of Shares Purchased in Concurrent Financing	Aggregate Purchase Price of Shares That May Be Purchased in Committed Financings	Aggregate Purchase Price of all Shares(1)
Jess Ravich, Director	473,934	237,834	$2,000	$4,015	$6,015

Robert Galvin, Chairman of the Board	23,697	5,924	$100	$100	$200

Howard Siegel, President, Chief Operating Officer	23,697	—	$100	$—	$100

Cove Street Capital, LLC Significant Stockholder	236,967	59,241	$1,000	$1,000	$2,000

Other Investors	189,575	23,696	$800	$400	$1,200

(1)   Assumes the purchase by each investor of its maximum commitment in the Committed Financings.

Ravich Loan

As of June 5, 2017, the Company and the lender of the Ravich Loan mutually agreed to extend the maturity date of the amounts owed thereunder to July 31, 2017, and as of August 11, 2017, the Company and the lender of the Ravich Loan mutually agreed to further extend the maturity date of the amounts owed thereunder to February 28, 2018. As a result, borrowings under the Ravich Loan were $1,500 as of April 29, 2017 and as of the date hereof.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD& contained in our 2017 Annual Report on Form 10-K, for the fiscal year ended January 28, 2017,  which was filed with the Securities and Exchange Commission (“SEC”) on May 16, 2017, as well as the consolidated financial statements and notes contained therein (collectively, our “Annual Report”).  In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

In addition to historical information, the following discussion and analysis contains forward‑looking statements. Forward-looking statements are statements other than historical facts that relate to future events or circumstances or our future performance. Forward-looking statements are based on our current views, expectations and assumptions that may cause actual results, performance, achievements or stock prices to be materially different from any future results, performance, achievements or stock prices expressed or implied by the forward‑looking statements. Such risks and uncertainties include, among others, the risks described in Part II, Item 1A, “Risk Factors” and elsewhere in this report. You should not place undue reliance on the forward‑looking statements we make because some or all of them may turn out to be wrong.

As used in this MD&A, “Cherokee Global Brands”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise. Additionally, as used herein, the term “First Quarter” refers to the three months ended April 29, 2017; the term “Fiscal 2018” refers to the fiscal year ending February 3, 2018; the term “Fiscal 2017” refers to the fiscal year ended January 28, 2017; the term “Fiscal 2016” refers to the fiscal year ended January 30, 2016; and the term “Fiscal 2015” refers to fiscal year ended January 31, 2015.

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

We own the registered trademarks or trademark applications for Cherokee®, Hi-Tec®, Magnum®, 50 Peaks®, Interceptor®, Hawk Signature®, Tony Hawk®, Liz Lange®, Completely Me by Liz Lange®, Flip Flop Shops®, Everyday California®, Carole Little®, Sideout®, Sideout Sport®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others. All other trademarks, trade names and service marks included in this report are the property of their respective owners.

Overview

Cherokee Global Brands is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns or represents, licensing the Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, Sideout, and other brands and related trademarks in multiple consumer product categories and sectors. As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio. We believe the strength of our brand portfolio and platform of design, product sourcing and marketing capabilities has made us one of the leading global licensors of style focused lifestyle brands for apparel, footwear, home products and accessories.

We have entered into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them access to our proprietary 360-degree platform. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. We have also entered into wholesale arrangements for the manufacture and sale of products bearing certain of our brands. We refer to this strategy as our “Wholesale” licensing model. Further, we have franchise relationships for the Flip Flop Shops trademark and related assets with franchisees that operate Flip Flop Shops retail stores located worldwide. In addition, beginning in December 2016 when we acquired our Hi-Tec and Magnum brands through our acquisition of Hi-Tec International Holdings BV (“Hi-Tec”), which we refer to as the “Hi-Tec Acquisition,” we conduct indirect product sales to certain select distributors and government entities for these brands. We operate in two reportable segments, consisting of the Hi-Tec segment, which includes our operations associated with our Hi-Tec, Magnum, 50 Peaks, Interceptor and other footwear brands acquired in the Hi-Tec Acquisition, and the Cherokee Global Brands segment, consisting of our operations associated with all of our other owned and represented brands.

We believe our retail responsiveness process and 360-degree unique value proposition have allowed Cherokee Global Brands to address the growing power of the consumer and the present and future needs of the wholesalers, distributors and retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe Cherokee Global Brands has become a key strategic partner to our licensees. As of April 29, 2017, we had 130 continuing license agreements, 25 of which pertained to the Cherokee brand and 81 of which pertain to the Hi-Tec and Magnum brands.

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

Recent Developments

Cerberus Credit Facility – Forbearance, Waiver and Amendment

On December 7, 2016, we entered into a senior secured credit facility with Cerberus Business Finance, LLC (“Cerberus”), pursuant to which we have borrowed $45.0 million under a term loan facility, which we drew down in December 2016, and $5.0 million under a revolving credit facility, which we drew down in the First Quarter. As of the end of the First Quarter, we were not in compliance with certain financial and reporting covenants under the Cerberus credit facility, and from June 27, 2017 through August 11, 2017, Cerberus agreed to forbear from exercising its rights or remedies under the credit facility solely with respect to these events of default.

On August 11, 2017, we entered into an amendment (the “Cerberus Amendment”) to the Cerberus credit facility, which includes a waiver of all existing events of default under the credit facility and amends certain other terms thereof, as follows:  (i) the required leverage ratio (as defined and calculated in the credit facility) has been amended to 16.00 to 1.00 through July 31, 2017, 10.50 to 1.00 through October 31, 2017, and decreasing ratios at the end of each of our fiscal quarters thereafter as set forth therein; (ii) the required fixed charge coverage ratio (as defined and calculated in the credit facility) has been amended to 0.25 to 1.00 through July 31, 2017, 0.35 to 1.00 through October 31, 2017, and increasing ratios at the end of each of our fiscal quarters thereafter as set forth therein; (iii) we have agreed to a new liquidity covenant that requires us to maintain an amount of unrestricted cash on-hand, together with the availability under the revolving credit facility of the Cerberus credit facility, of no less than $3.0 million, and (iv) the parties have agreed to certain additional administrative amendments. The Cerberus Amendment also provides that, if at any time the new liquidity covenant is not satisfied and Cerberus submits a written capital demand, we would be required to complete an equity financing resulting in net cash proceeds to us of the amount requested by Cerberus in such demand, subject to an aggregate maximum of approximately $5.5 million and certain additional conditions (such financings, the “Committed Financings”).

As a condition to effectiveness of the Cerberus Amendment, we are required to: (i) complete the Concurrent Financing, as defined and described below, and (ii) obtain a firm commitment from one or more investors to fund one or more Committed Financings if required on or before March 5, 2018, which is also described below.

Concurrent Financing and Committed Financing

On August 11, 2017, we entered into common stock purchase agreements (the “Purchase Agreements”) with several investors to effect the Concurrent Financing and agree to the Committed Financing as required by the Cerberus Amendment. Pursuant to the terms of the Purchase Agreements, the investors have agreed to purchase, and we have agreed to issue and sell, an aggregate of 947,870 shares of our common stock in a private placement financing at a per share purchase price of $4.22 for net cash proceeds to us of approximately $4.0 million (the “Concurrent Financing”). The Concurrent Financing closed on August 17, 2017.

In addition, pursuant to the terms of the Purchase Agreements, certain investors have agreed to participate in the Committed Financings, such that, if we notify any such investor on or before March 5, 2018 of a failure to meet the new liquidity covenant set forth in the Cerberus Amendment, then such investor will be obligated to, subject to certain conditions and caps, purchase in a private placement financing additional shares of our common stock as requested at a per share purchase price equal to the lower of $4.22, 90% of the average closing price of our common stock for the 20 days prior to the date of our notification, or the closing price of our common stock on the day prior to our notification. The maximum aggregate value of the commitments from all investors for the Committed Financings is approximately $5.5 million. In addition, pursuant to the terms of the Purchase Agreements, in consideration for the agreement of certain investors to participate in the Committed Financings, we have issued to such investors warrants to purchase up to an aggregate of 326,695 shares of our common stock at an exercise price of $4.22. The warrants are exercisable at any time from March 5, 2018 until the seven-year anniversary of the initial issuance date, may be exercised in cash or on a “cashless” basis, and are subject to customary adjustments in the event of stock dividends or other distributions, stock splits, or mergers, reclassifications or similar transactions.

The investors participating in the Concurrent Financing and the Committed Financing include certain of our directors, officers and large stockholders, as follows: (i) Jess Ravich, one of our directors, who has agreed to purchase $2.0 million of shares in the Concurrent Financing and approximately $4.0 million of shares in the Committed Financings and has been issued a warrant to purchase up to 237,834 shares; (ii) Robert Galvin, our Chairman of the Board, who has agreed to purchase $100,000 of shares in the Concurrent Financing and $100,000 of shares in the Committed Financings and has been issued a warrant to purchase up to 5,924 shares; (iii) Howard Siegel, our President and Chief Operating Officer, who has agreed to purchase $100,000 of shares in the Concurrent Financing; and (iv) Cove Street Capital, LLC, one of our large stockholders, which has agreed to purchase $1.0 million of shares in the Concurrent Financing and $1.0 million of shares in the Committed Financings and has been issued a warrant to purchase up to 59,241 shares.

Ravich Loan

On December 7, 2016, we obtained a receivables funding loan for $5.0 million from Mr. Ravich. As of June 5, 2017, we and Mr. Ravich mutually agreed to extend the maturity date of the amounts owed under the loan to July 31, 2017, and as of August 11, 2017, we and Mr. Ravich mutually agreed to further extend the maturity date of the amounts owed under the loan to February 28, 2018. As a result, borrowings under the loan were $1.5 million as of the end of the First Quarter and as of the date of this report.

Critical Accounting Policies and Estimates

There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.

This MD&A is based upon our consolidated financial statements, included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and assumptions, including those related to allowance for doubtful accounts, revenue recognition, deferred revenue, income taxes, valuation of intangible assets, impairment of long-lived assets, contingencies and litigation and stock-based compensation. Management bases its estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including expectations about future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

We consider accounting policies relating to the following areas to be the policies most important to the portrayal of our financial condition and the policies that require the most subjective judgment:

•	Allowance for doubtful accounts;

•	Revenue recognition and deferred revenue;

•	Provision for income taxes and deferred taxes;

•	Valuation and impairment of long-lived assets;

•	Valuation and impairment of goodwill and indefinite-lived assets;

•	Valuation of assets and liabilities in connection with business combinations

•	Contingencies and litigation; and

•	Accounting for stock-based compensation.

Refer to our Annual Report and Note 2 to the consolidated financial statements included in this report for a discussion of our critical accounting policies and recent accounting pronouncements.

Results of Operations

The table below sets forth certain of our consolidated financial data for the periods indicated. Historical results are not necessarily indicative of results to be expected in the current period or in future periods.

	Three Months Ended	Three Months Ended
	April 29,	April 30,
(amounts in thousands)	2017	2016
Revenues:
Royalty revenues	$6,840	$10,678
Indirect product sales	4,273	—
Total revenues	11,113	10,678
Costs of goods sold	3,008	—
Gross profit	8,105	10,678
Selling, general and, administrative expenses and amortization of intangible assets	10,057	6,402
Restructure charges	128	—
Operating (loss) income	(2,080)	4,276
Interest expense and other expense, net	(1,627)	(197)
Income tax (benefit) provision	(448)	1,498
Net (loss) income	$(3,259)	$2,581

Revenues

Our revenues totaled $11.1 million and $10.7 million in the three month periods ended April 29, 2017 and April 30, 2016, respectively.  Revenues during the three month period ended April 29, 2017 were comprised of royalty revenues and indirect product sales.  We began recording revenues from indirect product sales in December 2016 when we acquired the Hi-Tec and Magnum brands.

Royalty revenues for all periods were primarily generated from licensing our trademarks to retailers and to wholesalers, our share of licensing revenues from brand representation licensing agreements with other brand owners, franchise fees and royalty revenues received from franchisees of our Flip Flop Shops brand, and beginning in the fourth quarter of Fiscal 2017, revenues from royalties on wholesale sales of products bearing our Hi-Tec and Magnum brands throughout the world.

Since the Hi-Tec Acquisition, we have been indirectly selling products bearing the Hi-Tec and Magnum brands to certain select wholesalers and government entities. In these arrangements, the purchasers of the products place their product orders directly with us, which we then forward to a manufacturer or distributor for the manufacture and delivery of the products directly to the original purchaser. The wholesalers and government entities that purchase products under these arrangements submit payments directly to us for their product orders, and we then remit a portion of these payments representing the product cost to the manufacturer or distributor of the purchased products. We maintain these indirect product sale relationships with a minimal portion of the customers of the Hi-Tec and Magnum brands. As we transition these wholesalers into new licensing agreements, these indirect product sales and corresponding cost of goods sold may vary significantly, however we expect gross profit to remain consistent. The indirect product sale arrangements subject us to certain risks, see item 1A, “Risk Factors,” for additional information.

The decrease in royalty revenues between periods was primarily due to a decrease in United States royalties of $5.2 million, as we transition to our new wholesale licensing partners for sales of Cherokee branded products at many new retailers in the United States. The decrease is partially offset by an increase in royalties from the Hi-Tec and Mangum brands of $1.7 million.

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

Royalty Revenues By Brand

The following table sets forth our royalty revenues by brand for the three months ended April 29, 2017 and April 30, 2016:

	Three Months Ended		Three Months Ended
	April 29, 2017		April 30, 2016
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total
Royalty Revenues	Revenue	Revenue	Revenue	Revenue
Cherokee Brand Royalty Revenues	$2,832	42%	$8,202	77%
Hawk Brand Royalty Revenues	1,287	19%	1,207	11%
Liz Lange Brand Royalty Revenues	506	7%	645	6%
Flip Flop Shops Brand Royalty Revenues	336	5%	356	3%
Hi-Tec and Magnum Brand Royalty Revenues	1,660	24%	—	—%
All Other Brand Revenues	219	3%	268	3%
Total Royalty Revenues	$6,840	100%	$10,678	100%

Cherokee Brand Royalty Revenues

Our Cherokee brand accounted for approximately 42% and 77% of our aggregate royalty revenues for the three month periods ended April 29, 2017 and April 30, 2016, respectively.

During Fiscal 2017, we entered into nine new wholesale licensing arrangements covering sales of products bearing our Cherokee brand in the United States, which became operational at the beginning of Fiscal 2018. We believe these arrangements signal a significant shift in our strategy for sales of products bearing the Cherokee brand in the United States, which in the past have been governed by our former DTR license agreement. These new wholesale arrangements consist of multiple license agreements with nine different distributors that include higher royalty rates but lower minimum annual royalty obligations, compared to our former license agreement with one retailer in the United States, that included a lower and declining, tiered royalty rate but a higher minimum annual royalty obligation. This shift to a wholesale licensing model for sales of Cherokee branded products in the United States exposes us to a number of risks. See Part II, Item 1A, “Risk Factors,” for additional information.

As of the beginning of Fiscal 2018, we are no longer subject to royalty rate reductions over the course of the year for sales of our Cherokee branded products in the United States, as our new wholesale license agreements covering these products include a fixed royalty rate that is consistent throughout the year. Because U.S. wholesalers and retailers typically record their highest sales in the fourth quarter for the holiday season, we anticipate that our performance in future periods could be more strongly influenced by this seasonality of the retail business and potentially subject to more material fluctuations between periods. However, because we have less experience with the wholesale licensing model than the DTR licensing model, our forecasts and expectations regarding revenues from these arrangements may not be reliable. Any continuation of the Company’s historical revenue and profit patterns or development of any new revenue or profit patterns will depend on, among other things, the terms of the Company’s existing license and franchise agreements, the terms of any new license or franchise agreements, and retail sales volumes achieved by the Company’s licensees and franchisees.

Hawk Signature and Tony Hawk Brand Royalty Revenues

Our Hawk Signature and Tony Hawk brands accounted for approximately 19% and 11% of our aggregate royalty revenues for the three month periods ended April 29, 2017 and April 30, 2016, respectively.

We have entered into three new wholesale license agreements (two during Fiscal 2017 and one during Fiscal 2018) for our Hawk Signature and Tony Hawk brands. These license agreements are for broad distribution of these brands in the United States for all retail categories, including specialty, mid-tier, regional, mass market, off-price and club retail. These license agreements will become operational in the middle of Fiscal 2018, after our existing license agreement covering sales of these products in the United States becomes non-exclusive. We believe these wholesale arrangements signal a significant shift in our strategy for sales of products bearing the Hawk Signature and Tony Hawk brands in the United States, which in the past have been governed by our DTR license agreement with Kohl’s. As a result, our royalty revenues for sales of products bearing these brands in the United States after our license agreement with Kohl’s becomes non-exclusive, are subject to many of the same changes, including risks and other factors, that we expect with respect to our Cherokee brand, discussed immediately above.

Flip Flop Shops Brand Royalty Revenues

Franchisees of Flip Flop Shops retail stores in the United States enter into franchise agreements with us that typically have a 10-year initial term and typically require payment to us of an initial franchise fee and a royalty fee. Franchisees of Flip Flop Shops retail stores outside the United States may enter into master franchise agreements with us for multiple store locations within a specified territory. In these instances, the master franchisee typically pays us an initial master franchise fee, a per-location opening fee (the amount of which varies for each master franchise) and a royalty fee.

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

Hi-Tec and Magnum Brands Royalty Revenue

In December 2016, we completed the Hi-Tec Acquisition, in which we acquired the intellectual property assets of Hi-Tec International Holdings BV (“Hi-Tec”), including the Hi-Tec, Magnum, 50 Peaks and Interceptor brands and related trademarks. Before our acquisition, these brands were operated under a full spectrum distribution model, meaning that one group of affiliated companies owned the brands and manufactured the products. In connection with our acquisition of these brands, we sold the associated operating assets to certain operating partners and distributors and entered into new wholesale license agreements with these operating partners and distributors. Under these license agreements, which are similar to our other wholesale licensing arrangements, the operating partners and distributors have licensed certain Hi-Tec trademarks in the United States, Canada, the United Kingdom, continental Europe, South Africa and other jurisdictions in Africa. Through these license agreements and our other post-acquisition integration efforts, we are converting the Hi-Tec and Magnum brands to a branded licensing model focused on wholesale licensing.

In light of the recent date of this acquisition, we are not able to reliably forecast or predict the impact of these brands on our revenues or other aspects of our results of operations. Our integration of these assets into our business, including transitioning them from a full spectrum distribution model to our brand licensing model, amplifies this uncertainty , since these brands have not historically been marketed, distributed or sold using a licensing model and it is uncertain whether this model will be effective for these brands.

Royalty Revenues by Geographic Region

The following table sets forth our royalty revenues by geographic region for the three months ended April 29, 2017 and April 30, 2016:

	Three Months Ended		Three Months Ended
	April 29, 2017		April 30, 2016
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total
Geographic Royalty Revenues	Revenue	Revenue	Revenue	Revenue
United States and Canada	$3,189	47%	$8,121	76%
Asia	1,105	16%	1,102	10%
Latin America	568	8%	554	5%
Africa	467	7%	260	2%
United Kingdom and Europe	1,116	16%	155	2%
All others	395	6%	486	5%
Total Royalty Revenues	$6,840	100%	$10,678	100%

United States and Canada

Our largest licensee in the United States in the First Quarter was Kohl’s, which contributed 22% of our total revenues.  Our largest licensees in the United States in the first quarter of Fiscal 2017 were Target and Kohl’s, which together contributed 62% of our total revenues.

 Our license agreements with Target covering sales of Cherokee branded products in the school uniforms category and Liz Lange branded maternity products will expire at the end of their current terms on January 31, 2018, and will continue to generate revenues to Cherokee Global Brands until their expirations. Cherokee Global Brands has entered into license agreements with third parties for both Cherokee branded products in the school uniforms category and Liz Lange branded maternity products for a broader United States distribution. We will experience decreased revenue levels as a result of the expiration of these relationships, particularly in the near term as our wholesale arrangements intended to replace our license agreements for these brands begin to gain traction with new retailers and their consumer bases.

Kohl’s.  As of the end of the First Quarter, Kohl’s had approximately 1,100 stores in the United States. Under our license agreement with Kohl’s, Kohl’s pays royalty revenues to us based on a percentage of its sales of Hawk Signature and Tony Hawk branded products. The minimum annual royalty payment applicable to our license agreement, as amended, with Kohl’s for the Hawk Signature and Tony Hawk brands was $4.8 million prior to January 28, 2017 and $4.6 million for the remainder of the term, which applies to all sales of Hawk Signature and Tony Hawk branded products in the United States.

We entered into three additional license agreements (two during Fiscal 2017 and one during Fiscal 2018) for our Hawk Signature and Tony Hawk brands.  The license agreements are for broad distribution of the brands in the United States for all retail, including specialty, mid-tier, regional, mass market, off-price and club retail.

Because retail sales did not exceed the contractual minimum guarantees in any of the periods presented, royalty revenues from our Hawk Signature brand at Kohl’s were $1.14 million and $1.2 million, which accounted for 17%  and 11% of our total revenues for the First Quarter of Fiscal 2018 and the first quarter of Fiscal 2017, respectively.

International Licensees

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against applicable foreign currencies. Conversely, any strengthening of the U.S. dollar against an international licensee’s foreign currency results in lower royalty revenues from such licensee. The main foreign currencies we encounter in our operations are the Mexican Peso, the EURO, the

Great British Pound, the South African Rand, the Japanese Yen, the Chinese Yuan, and the Canadian Dollar. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. As the U.S. dollar remained relatively stable between the first quarter of Fiscal 2017 and the First Quarter, the estimated effect on our revenues of changes to applicable foreign currency exchange rates between periods was immaterial.

Additionally, we generally record the sales of our international licensees and franchisees in U.S. dollars. We typically receive a schedule of retail sales on a monthly and/or quarterly basis from each of our foreign licensees and franchisees that is denominated in their applicable foreign currency, and then we convert these amounts to U.S. dollars using the appropriate exchange rate for the purpose of disclosing all retail sales in U.S. dollars. For all periods, we do not consider the period‑to‑period fluctuations in foreign currency exchange rates to have had a significant effect on the accuracy of the U.S. dollar‑denominated figures presented in this report.

Asia and Latin America. Our royalty revenues from Asia and Latin America are generated from licensees in Japan, China, Mexico, Peru, Chile, India, and other territories. Royalty revenues from licensees in Asia and Latin America were consistent at $1.7 million for both period presented.

Africa. Our royalty revenues from Africa are generated from licensees in South Africa for our Cherokee and Hi-Tec brands. Royalty revenues from licensees in Africa increased to $467 thousand in the First Quarter compared to $260 thousand in the first quarter of Fiscal 2017 primarily due to royalty revenues from our Hi-Tec brand.

United Kingdom, Europe and Others.  Our other international royalty revenues are generated from licensees in the United Kingdom, other countries in Europe and other territories. Royalty revenues from licensees in these territories increased to $1.5 million in the First Quarter compared to $641 thousand in the first quarter of Fiscal 2017, primarily due to revenues from sales of products bearing our newly acquired Hi-Tec and Magnum brands.

Cost of Goods Sold

Cost of goods sold consists of payments we remit to manufacturers or distributors of purchased products that are sold to wholesalers and government entities as described earlier. We began recording cost of goods sold in December 2016 upon completion of the Hi-Tec Acquisition, and we recorded a total of $3.0 million and $0 in cost of goods sold in the First Quarter and the first quarter of Fiscal 2017, respectively.

Selling, General and Administrative Expenses

The following table sets forth detailed information regarding the components for selling, general and administrative expenses for the three months ended April 29, 2017 and April 30, 2016:

	Three Months Ended	Three Months Ended
(amounts in thousands)	April 29, 2017	April 30, 2016
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$3,953	$2,746
Corporate expenses	1,820	1,212
Transaction costs/U.S. Business development/IP Protection costs/Integration costs	2,046	729
Marketing expenses	1,026	530
Product development expenses	190	196
Non cash stock compensation	536	636
Depreciation and amortization	486	353
Total selling, general, administrative and amortization expenses	$10,057	$6,402

Selling, general and administrative expenses, including amortization of intangible assets, were $10.1 million in the First Quarter, compared to $6.4 million in the first quarter of Fiscal 2017, representing an increase of $3.7 million between periods.  This increase was primarily due to the inclusion of operating and integration costs for Hi-Tec during the First Quarter.

Interest and Other Income or Expense

Our interest expense for the First Quarter was $1.5 million, compared to $0.2 million for the first quarter of Fiscal 2017. Interest expense for the First Quarter primarily consisted of interest payments under our credit facility with Cerberus and our receivables funding loan from Mr. Ravich, both of which we entered into in December 2016 in connection with the Hi-Tec Acquisition, and interest payments under our former credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), which was repaid in full and cancelled in December 2016 in connection with the Hi-Tec acquisition.

Tax Provision

During the First Quarter, we recorded a tax benefit of $0.4 million, which equates to an effective tax rate of       (12.1)%, as compared to a tax provision of $1.5 million and an effective tax rate of 36.7% recorded for the first quarter of Fiscal 2017. The effective tax rate for the First Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the change in valuation allowance recorded against certain foreign deferred tax assets, unrecognized tax benefits, amortization of tax deductible goodwill acquired in the Hi-Tec Acquisition that is not an available source of income to realize deferred tax assets, foreign tax rate differential, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

Net (Loss) Income

During the First Quarter our net loss was $3.3 million or $(0.25) per diluted share, compared to net income of $2.6 million or $0.29 per diluted share for the first quarter of Fiscal 2017.

Liquidity and Capital Resources

Cash Flows

On April 29, 2017, we had cash and cash equivalents of $5.7 million, which decreased $2.7 million from January 28, 2017.

Cash used in operations during the First Quarter was $4.5 million compared to cash provided by operations of $0.8 million in the first quarter of fiscal 2017.  The change in periods was primarily due to the change in net income of $5.8 million.

Cash used in investing activities was $0.4 million during the First Quarter, which consisted of capital expenditures for property and equipment.

Cash provided by financing activities was $2.1 million during the First Quarter, which consisted of a draw down on our revolving credit facility of $5.0 million, offset by $0.4 million in principal payments on our outstanding Cerberus credit facility and $2.5 million in payments on our receivables funding loan from Ravich. In comparison, cash used by financing activities was $2.1 million during the first quarter of Fiscal 2017, which consisted of principal payments on our outstanding term loans under our former credit agreement with JPMorgan.

Cerberus Credit Facility

On December 7, 2016, we entered into a senior secured credit facility with Cerberus, pursuant to which we have borrowed $45.0 million under a term loan facility, which we drew down in December 2016, and $5.0 million under a revolving credit facility, which we drew down in the First Quarter. We used the proceeds from the term loan facility to fund the Hi-Tec Acquisition, including the repayment of the outstanding indebtedness of Hi-Tec, and to repay all amounts owed under our former credit facility with JPMorgan, and we have used the proceeds from the revolving credit facility for general working capital. Our borrowings under the Cerberus credit facility are subject to certain maintenance and other fees. The terms of the Cerberus credit facility include financial covenants that set financial standards we are required to maintain and operating covenants that impose various restrictions and obligations regarding the operation of our business, including covenants that require us to obtain Cerberus’s consent before we can take certain specified actions. As collateral for the Cerberus credit facility, we granted a first priority security interest in favor of Cerberus in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries.

As of April 29, 2017, the end of the period covered by this report, we were not in compliance with certain reporting and financial covenants under the Cerberus credit facility. As described under “Recent Developments” above, from June 27, 2017 through August 11, 2017, Cerberus agreed that it would forbear from exercising its rights or remedies under the Cerberus credit facility solely with respect to these events of default, and on August 11, 2017, we obtained a waiver from Cerberus of these events of default and we agreed with Cerberus to amend certain terms of the Cerberus credit facility, including certain of our financial covenants, in the Cerberus Amendment. As a result, as of the date of this report, we believe we are in compliance with the Cerberus credit facility, as amended.

Concurrent Financing and Committed Financing

As described under “Recent Developments” above, on August 11, 2017 and as required by the terms of the Cerberus Amendment, we received from several investors, including certain of our directors, officers and large stockholders, agreements to purchase securities from us for net cash proceeds of approximately $4.0 million in the Concurrent Financing, which closed on August 17, 2017, and we secured a firm commitment from certain of these investors to, if we do not satisfy certain liquidity covenants required by the Cerberus Amendment at any time on or before March 5, 2018, fund one or more Committed Financings for additional net cash proceeds of up to $5.5 million.

Sources of Liquidity

We expect our primary sources of liquidity to be cash flow generated from operations and cash and cash equivalents currently on hand. In addition and as required by the Cerberus Amendment, we have secured a firm commitment of additional capital of $5.5 million if certain liquidity covenants set forth in the Cerberus Amendment are not satisfied at any time on or before March 5, 2018. We believe these sources of liquidity will be sufficient to meet our working capital, capital expenditure and other commitments and otherwise support our operations for the next twelve months.

We have entered into new wholesale licensing arrangements covering sales of products bearing our Cherokee brand in the United States, and we have also entered into new wholesale licensing arrangements that will, beginning in the middle of Fiscal 2018, cover sales of products bearing our Hawk Signature and Tony Hawk brands. We anticipate that these wholesale licensing arrangements may generate different trends in our liquidity after they become effective. For example, these wholesale arrangements have significantly smaller minimum annual royalty obligations than our prior United States license agreement for the Cherokee brand and our existing license agreement with Kohl’s for the Hawk Signature and Tony Hawk brands, and they are not subject to reducing royalty rates throughout the year based upon cumulative sales levels as was our prior United States license agreement. Thus, as we begin to receive royalty payments from these wholesale licensees and to the extent we pursue similar wholesale arrangements in the future, their lower minimum royalty obligations and consistent royalty rates could cause our cash flows from operating activities to be more strongly influenced by the seasonality of the retail business and thus subject to more material fluctuations between periods and, if retail sales volume for the Cherokee brand decreases and we were to become dependent upon minimum royalty obligations, could also cause our cash flows from operating activities to decline.

Since our completion of the Hi-Tec Acquisition in December 2016, we have been engaged in integration efforts to convert the acquired Hi-Tec and Magnum brands from a full spectrum distribution model to a wholesale licensing model. Because these brands have not historically been marketed, distributed or sold using a licensing model, it is uncertain whether this model will be effective for these brands and we are not able to reliably forecast or predict the cash flows we can expect from sales of products bearing these brands in future periods. In addition, our post-acquisition conversion and integration efforts have required, and will continue to require, significant costs, which could have a material negative impact on our liquidity.

We cannot predict our revenues and cash flows that will be generated from operations in future periods, and they could be materially lower than we expect. If our revenues and cash flows are lower than we anticipate, or if our expenses are higher than we anticipate, then we may not have sufficient cash available to fund our planned operations and we could again fail to comply with the terms of our credit facility with Cerberus or our other contractual commitments. In that case, we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities or seek funds from other sources, which may not be available when needed, on acceptable terms or at all,  or we may be subject to other capital or operational restrictions and risks. See Part II, Item 1A, “Risk Factors”, for additional information.

As of April 29, 2017, we were not the guarantor of any material third‑party obligations and we did not have any irrevocable repurchase obligations.

Uses of Liquidity

Our cash requirements over the next twelve months are primarily to fund our operations and working capital, to make payments of principal and interest under our credit facility with Cerberus and our other outstanding debt, at our discretion and subject to the terms of the credit facility, to repurchase shares of our common stock or pay dividends as determined by our board of directors (“Board of Directors”), and, to a lesser extent, to fund capital expenditures.

As of April 29, 2017, we had approximately $49.2 million in principal amount of outstanding indebtedness owed under our credit facility with Cerberus, all of which is due in December 2021. We expect our total interest payment obligations under our outstanding indebtedness to be approximately $4.6 million in Fiscal 2018, $1.1 million of which had been paid when due as of April 29, 2017.We may seek to refinance all or a portion of this indebtedness before its maturity date. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all.

Repurchases of our common stock or the declaration and payment of any future dividends are subject to negative covenants contained in our credit facility and, assuming the satisfaction or waiver by Cerberus of such covenants, would be made solely at the discretion of our Board of Directors and would be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors. Additionally, should an established and marketable brand or similar equity property become available on favorable terms, we would consider using our liquidity to fund such an acquisition opportunity, subject to obtaining any consent required under our credit facility with Cerberus.

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

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our credit facility with Cerberus, a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for the three months ended April 29, 2017.

Foreign Currency

We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar, and significant fluctuations in exchange rates could materially impact our results of operations and cash flows. For the three months ended April 29, 2017, revenues from international licensing activities comprised 62% of our total revenues. A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $0.4 million during the three months ended April 29, 2017, which represents 6% of our total revenues reported for the period. This amount is not considered to represent a material effect on our results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures”, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission(the “SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 29, 2017 as a result of the following un-remediated material weaknesses, which are described in further detail Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (our “Annual Report”):

•

Consolidation of New Subsidiary.  Management concluded there was a material weakness in the design and operation of controls over our closing processes in connection with the consolidation of the newly acquired operations of Hi-Tec International Holdings B.V. (“Hi-Tec Holdings”).

•

Application of Purchase Accounting Rules.  Management also concluded there was a material weakness in controls over our application of purchase accounting principles under US GAAP in connection with our acquisition of Hi-Tec Holdings (the “Hi-Tec Acquisition”).

Changes in Internal Control over Financial Reporting

As described in Item 9A of our Annual Report, we identified material weaknesses in our internal control over financial reporting in our evaluation of these internal controls as of January 28, 2017.  As discussed in our Annual Report, we are implementing a remediation plan to enhance our control procedures with respect these material weaknesses. This remediation plan includes the following:

•

Internal Control Resource Assessment.  Our remediation plan commenced with an assessment of the financial and accounting resources for these operations in order to identify the areas and functions that lack sufficient personnel and other resources.

•

Adding Hi-Tec Control-Related Personnel.  We continue our efforts to hire additional personnel, located in the Netherlands, to be dedicated to the implementation, maintenance and monitoring of disclosure and financial controls for our Hi-Tec operations.

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

•

Completion of Post-Acquisition Integration Efforts.  Since completion of the Hi-Tec Acquisition, we are making significant post-acquisition integration efforts to convert the acquired assets to our brand licensing model. For financial and accounting purposes, these efforts involve converting Hi-Tec Holdings’ financial, accounting and reporting controls and other related procedures to reflect the sale and separation of this entity’s former operating assets and to integrate the acquired entity and the retained assets into our existing procedures for a brand licensing business. In the First Quarter, we continued to implement these efforts, and we expect these efforts to continue through Fiscal 2018.

As of the date of this report, our remediation efforts continue related to each of the material weaknesses described above and in our Annual Report.  We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, but we have not completed our remediation plan to correct these material weaknesses.  As a result, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the identified material weaknesses, we will perform additional procedures as we believe necessary, including those prescribed our Audit Committee, to ensure that our financial statements continue to be fairly stated in all material respects.  We expect that our efforts to complete our remediation plan, including design, implementation and testing will continue through Fiscal 2018.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various legal proceedings and other similar matters incidental to our business. The impact and outcome of any legal proceeding is subject to inherent uncertainties, and an adverse result in these matters may arise from time to time that could harm our business. We are not currently aware of any such legal proceedings or claims to which we or our subsidiaries are a party or to which any of our property is subject that we believe will have, individually or in the aggregate, a material effect on our financial condition, results of operations or liquidity.

ITEM 1A. RISK FACTORS

The occurrence of any of the risks, uncertainties and other factors described below and elsewhere in this report, our Annual Report and the other documents we file with the SEC could have a material adverse effect on our business, financial condition, results of operations and stock price, and could also cause our future business, financial condition, results of operations and stock price to differ materially from our historical results and the results contemplated by any forward-looking statements we may make herein, in any other document we file with the SEC or in any press release or other written or oral statement we may make. You should carefully consider all of these risks and the other information in this report and the other documents we file with the SEC before making any investment decision with respect to our common stock. The risks described below and elsewhere in this report are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business, financial condition and results of operations or cause our stock price to decline.

Risks Related to Our Business

Our business is subject to intense competition.

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensees’ net sales of licensed products. Additionally, franchisees of our Flip Flop Shops brand pay us a percentage of their net sales. Merchandise bearing our Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, Sideout and other brands names, all of which are manufactured and sold by domestic and international wholesalers and retail licensees, as well as merchandise sold by Flip Flop Shops retail shops, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona and Route 66, and competitors with respect to the Hi-Tec and Magnum brands include Merrell, Keen, North Face, Timberland, Bates, Wolverine and other private label brands   Factors that shape the competitive environment for our brands include quality of garment or accessory construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in-store and online), and the manufacturer’s ability to respond quickly to retailer and consumer demand.

Our business plan in the United States is focused on creating strategic alliances with major retailers and wholesalers for their sale of products bearing our brands through licensing our trademarks directly to retailers, engaging wholesalers to manufacture products bearing our brands and sell these products to retailers, and entering into franchise relationships with Flip Flop Shops retail store owners. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our franchisees’ ability to sell products bearing our or third-party brands, and the ability of our licensees and franchisees to respond to ever-changing consumer demands. Failures with respect to any of these factors could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products. Further, we cannot control the level of resources that our licensees or franchisees commit to supporting our brands, and our licensees may choose to support products bearing other brands to the detriment of our brands because our agreements generally do not prevent our licensees from licensing or selling products of third parties, including our competitors.

In addition, we compete with other companies that own established trademarks, which have entered into, and could continue to enter into, similar arrangements with retailers and wholesale manufacturers in the United States and internationally, including with our existing retail and wholesale partners, thereby competing with us for consumer attention, limited floor and rack space in the same stores in which our branded products are sold and the time and resources of wholesale licensees that manufacture our products. These companies may be able to respond more quickly to changes in retailer, wholesaler and consumer preferences and devote greater resources to the brand acquisition, development and marketing. We may not be able to compete effectively against these companies.

If we or our brands are unable to compete successfully against current and future competitors, we may be unable to increase or sustain demand for products bearing our brands, which could have a material adverse effect on our reputation, prospects, performance and financial condition.

We are subject to risks related to the retail business that are applicable to our licensees and franchisees.

There are numerous risks and other factors applicable to the businesses of retailers (including our licensees and franchisees) that can impact the sale of products that bear our brands and, with respect to our franchisees, the sale of products bearing other brands from which we generate royalty revenues. Any decline in sales by one or more of our licensees or franchisees could adversely affect our revenues.

Factors that may adversely affect our licensees and franchisees and their sales of products include the following, among others: (i) weather, environmental or other conditions that may impact consumer shopping activity; (ii) consumer preferences regarding fashion trends and styles, which can be region-dependent and subject to rapid and significant fluctuations; (iii) consumer preferences regarding where to shop, including trends regarding popular retail stores and e-commerce sites; (iv) the growth of online shopping and the ability of our licensees and franchisees to market and sell products through these avenues; (v) changes in the availability or cost of capital in light of the financial condition and capital requirements of our licensees and franchisees; (vi) shifts in the seasonality of shopping patterns; (vii) fluctuating retail prices; (viii) the reputation of or general consumer perceptions about the retailers that sell our brands; (ix) labor strikes or other interruptions that impact supply chains and transport vendors; (x) the impact of excess or shortages of retail capacity; (xi) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (xii) material acquisitions or dispositions; (xiii) investments in new business strategies; (xiv) the success or failure of significant new business ventures or technologies; (xv) actions taken or omitted to be taken by legislative, regulatory, judicial and other government authorities and officials; (xvi) security breaches; (xvii) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events; and (xviii) the other risks discussed in these risk factors.

We rely on the accuracy of our licensees’ and franchisees’ retail sales reports for reporting and collecting our royalty revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported or collected.

Most of our royalty revenues are generated from retailers who license our brands to manufacture and sell products bearing these brands in their stores and on their websites, or wholesalers who license our brands to manufacture and sell products bearing these brands to such retailers. In addition, we generate royalty revenues under a number of franchise agreements with franchisees of the Flip Flop Shops brand. Under our existing agreements, our licensees and franchisees pay us fees based on their net sales of products. As a result, we rely on our licensees and franchisees to accurately report their net sales in collecting our license and franchise fees, preparing our financial reports, projections and budgets and directing our sales and marketing efforts. Although all of our license and franchise agreements permit us to audit our licensees and franchisees, if any of our licensees or franchisees understate their net sales, we may not collect and recognize the royalty revenues to which we are entitled on a timely basis or at all, or we may endure significant expense to obtain compliance.

We utilize various licensing and selling models in our operations, and our success is dependent on our ability to manage these different models.

In addition to our historical focus on our Direct to Retail licensing model (which we refer to as “Direct to Retail” or “DTR”),  we recently have been shifting our focus for some of our key brands, including sales of Cherokee branded products in the United States and sales of our Hi-Tec and Magnum brands globally, to a wholesale licensing strategy, and we also recently commenced franchise operations with our acquisition of the Flip Flop Shops brand. Although we believe our pursuits of these wholesale and franchise models may diversify our sources of revenue, these models could themselves be unsuccessful and could divert management’s attention and other resources, including time and capital, from our historical focus on our Direct to Retail licensing strategy. As a result, our future success depends in part on our ability to successfully manage these multiple licensing and selling models. If we are unable to manage our wholesale and franchise arrangements together with our Direct to Retail licensing model, then our financial condition and prospects would be harmed.

Our business depends in part on the success of our Direct to Retail licensing model.

Although we have recently commenced franchise operations and have pursued additional wholesale licensing arrangements, we have historically been focused on our Direct to Retail licensing model and it continues to be an important part of our operations. In Direct to Retail licensing, we grant retailers a license to use our trademarks on certain categories of merchandise. We believe the Direct to Retail licensing model has become more widely accepted by many retailers worldwide, and our business plan is based in part on the continued success of this model with our current licensees and with new retailers we may solicit to license our brands in new territories and additional product categories as we seek to expand this part of our business. However, our expectations regarding the Direct to Retail licensing model may turn out to be wrong, and it may not grow as we anticipate. If our current or potential future retail licensees do not perceive our Direct to Retail licensing model to be advantageous to them, then they may move away from this model and instead embrace alternatives, such as purchasing from wholesalers or manufacturing private label products. Such a change in perception could occur for a variety of reasons, including reasons based on retailers’ beliefs or expectations that may not turn out to be accurate. If our Direct to Retail licensing model ceases to be attractive to retailers, then we would be unable to continue to pursue this aspect of our business plan and our financial condition and performance could suffer material adverse effects.

Our business has historically been largely dependent on royalties from Target, which no longer sells Cherokee branded products and will cease selling Liz Lange branded products at the end of Fiscal 2018.

Until January 31, 2017, Target Corporation (“Target”) had exclusive rights to Cherokee branded products for all product categories in the United States. Royalty revenues from Target’s sales of Cherokee branded products accounted for greater than 35% of our total revenues during each of Fiscal 2017, Fiscal 2016 and Fiscal 2015. However, our license agreement with Target covering sales of most Cherokee branded products in the United States expired on January 31, 2017. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate royalty revenues to us until its expiration.

Replacing the royalty revenues from Target for Cherokee branded products is a significant challenge, may take many years, and we might not be successful in doing so. Even though we have entered into arrangements with wholesale licensees for sales of Cherokee branded products in the United States, which became operational at the beginning of Fiscal 2018, any increased revenues we may receive from these new wholesale licensees or any other licensees or franchisees may not be sufficient to offset the lost royalty revenues from Target. If we are not successful in replacing Target’s royalty revenues with equal or greater royalties from other partners, the termination of this license agreement could have a material adverse effect on our revenues and cash flows.

In addition, Target has also had exclusive rights to Liz Lange branded products in all product categories in the United States since our acquisition of this brand in 2012. We acquired the Liz Lange brand in part based on our expectation that royalty revenues from Target for this brand would grow.  This license agreement, along with the agreement covering sales of Cherokee branded products in the school uniforms category, will expire at the end of their current terms on January 31, 2018, and will continue to generate revenues to us until their expiration. Although we have entered into license agreements with third parties for both Cherokee branded products in the school uniforms category and Liz Lange branded maternity products for a broader United states distribution. We will experience decreased revenue levels as a result of the expiration of these relationships, particularly in the near term as our wholesale arrangements intended to replace our license agreements for these brands begin to gain traction with new retailers and their consumer bases.

Our wholesale licensing arrangements subject us to a number of risks.

In our wholesale licensing relationships, we license our brands to manufacturers that produce and import various categories of apparel, footwear, home products and accessories under our trademarks and sell the licensed products to retailers. We have some historical wholesale licensees with respect to some of our brands and we have recently entered into several new wholesale arrangements, primarily covering sales of products bearing our newly acquired Hi-Tec and Magnum brands and sales of products bearing our Cherokee brand in the United States. We believe these arrangements signal a significant shift in our strategy for sales of products bearing the Cherokee brand in the United States, which in the past have been governed by a DTR license agreement. Although we believe these new wholesale licensing arrangements will help to diversify our sources of revenue and licensee or other partner relationships and will provide additional avenues to obtain brand recognition and grow our Company, these expectations could turn out to be wrong. If we do not achieve the intended or expected benefits of these wholesale arrangements, our results of operations, liquidity and financial condition could be materially adversely affected. Moreover, we have less experience with the wholesale licensing model than the DTR licensing model and we may find it difficult to develop reliable forecasts and expectations regarding royalty revenues from these arrangements, either of which could harm our business and our operating results.

The minimum annual royalty obligations under our wholesale license arrangements are significantly smaller than the minimum annual royalty obligations in some of our Direct to Retail licensing arrangements, including our former license agreement with Target for our Cherokee brand and our license agreement with Kohl’s Illinois, Inc. (“Kohl’s”) for our Hawk Signature and Tony Hawk brands. Also, our new wholesale license agreements for the Cherokee brand and the Hi-Tec and Magnum brands are not subject to reducing royalty rates based on cumulative sales levels, as was our former license agreement with Target for the Cherokee brand. As we begin to recognize royalty revenues from these new wholesale licensees and to the extent we pursue similar wholesale arrangements in the future, their lower minimum royalty obligations and consistent royalty rates could cause our performance and cash flows to be more strongly influenced by the seasonality of the retail business and thus subject to more material fluctuations between periods, and could also cause our aggregate annual royalty revenues to decline if retail sales volume for our brands decreases and we become dependent on minimum royalty obligations.

Additionally, in wholesale arrangements, we have limited ability to control various aspects of the manufacturing process, including access to raw materials, the timing of delivery of finished products, the quality of finished products and manufacturing costs. Our wholesale licensees may not be able to produce finished products of the quality or in the quantities that are sufficient to meet retailer demand, in a timely manner or at all, which could result in an inability to generate revenues from any such products and loss of retailer confidence in our brands. On the other hand, wholesale licensees may produce inventory in excess of retailer and consumer demand, in which case over-supply may cause retail prices of products bearing our brands to decline. Additionally, there may be delays in the manufacturing process over which we have no control, including shortages of raw materials, labor disputes, backlogs or insufficient devotion of resources to the manufacture of products bearing our brands. Further, we compete with other brand owners for the time and resources of our wholesale distributors, which could curtail or limit our ability to engage new or maintain relationships with existing wholesale licensee partners on acceptable terms or at all. Interruptions in the supply of products bearing our brands or lapses in quality could adversely impact our reputation and financial condition. Further, the unplanned loss of any of our wholesale licensees could lead to inadequate market coverage for retail sales of products bearing our brands, create negative impressions of us and our brands with retailers and consumers and add downward pricing pressure on products bearing our brands as a result of liquidating a former wholesaler’s inventory of such products, any of which could harm our performance.

Royalty revenues from our Hawk Signature and Tony Hawk brands largely depend on Kohl’s through Fiscal 2018.

In January 2014, we acquired the Hawk Signature and Tony Hawk brands. Concurrently with this acquisition, we entered into a DTR license agreement with Kohl’s, pursuant to which Kohl’s has the exclusive right to sell Tony Hawk and Hawk Signature branded apparel and related products in the United States. We agreed to this exclusive license in part based on our expectation that royalty revenues from Kohl’s for these brands will grow in future periods, but this expectation may turn out to be wrong and such revenue growth may never occur. Further, our license agreement with Kohl’s will expire at the end of Fiscal 2018, and we recently entered into three new wholesale license agreements (two during Fiscal 2017 and one during Fiscal 2018) for our Hawk Signature and Tony Hawk brands. These license agreements are for broad distribution of these brands in the United States for all retail categories, including specialty, mid-tier, regional, mass market, off-price and club retail. As with our Cherokee brand, we believe these wholesale arrangements signal a significant shift in our strategy for sales of products bearing the Hawk Signature and Tony Hawk brands in the United States, which in the past have been governed solely by our DTR license agreement with Kohl’s. As a result, our royalty revenues for sales of products bearing these brands in the United States after expiration of our license agreement with Kohl’s are subject to many of the same changes, including risks and other factors, that we expect with respect to our Cherokee brand, discussed in these risk factors above.

The failure of our licensees or franchisees to sell products bearing our brands or that otherwise generate royalties to us, to pay us royalties for such products or to renew their license or franchise agreements with us could result in a decline in our results of operations.

Our revenues are dependent on royalty payments made to us under our license and franchise agreements. Although the license agreements for our brands in many cases provide for minimum annual royalty payments to us, the failure of our licensees or franchisees to satisfy their obligations under their agreements with us, their decision to not renew their agreements with us or their inability to grow or maintain their businesses could cause our revenues to suffer. Further, while we historically have been dependent on our relationships with Target and Kohl’s, the concurrent failure by several of our other material licensees or franchisees to meet their financial obligations to us or to renew their respective license or franchise agreements could materially and adversely impact our results of operations and our financial condition.

Our acquisition of the Hi-Tec and Magnum brands and conversion of these brands to a new business model is subject to significant risks.

We acquired the Hi-Tec and Magnum brands in December 2016. Before our acquisition, these brands were operated under a full spectrum distribution model, meaning that one group of affiliated companies owned the brands and manufactured the products. In connection with our acquisition of these brands, we sold the associated operating assets to certain operating partners and distributors and entered into new wholesale licensing arrangements with these operating partners and distributors. Through these transactions and our post-acquisition integration efforts, we are converting the Hi-Tec and Magnum brands to a branded licensing model focused on wholesale licensing.

The acquisition of these brands and our conversion of their distribution model to align with our brand licensing model are subject to significant risks, as these brands have not historically been marketed, distributed and sold in this manner and it is uncertain whether this model will be effective for these brands. As a result, we are not able to reliably forecast or predict the impact of these brands on our revenues or other aspects of our results of operations. Further, the roles and responsibilities of the various parties in the distribution chain for these products, including our Company, as the licensor of the brands and overseer of high-level marketing strategies, the wholesalers we engage to manufacture and distribute products bearing these brands, and the retailers to which the wholesalers sell these products for ultimate resale to consumers, will be different following our conversion of these brands to our brand licensing model. The wholesalers we have engaged for these brands to date, which consist primarily of former operating partners and distributors of these brands, may not be familiar with or accustomed to our brand licensing model and may not be successful in converting their distribution efforts to align with this model. Further, as we make efforts to expand these brands to new geographic and consumer markets, we expect to pursue new arrangements with additional wholesale licensees for these brands. However, as with any effort to expand into new markets, any new wholesalers we may engage in the future for these brands, as well as the retailers and consumers they reach, may not be familiar with the brands and may not accept them. Any such outcome could result in failures to sell products bearing these brands in volumes and at prices that generate expected revenue levels to us.

Additional risks associated with our acquisition of these brands include, among others, the following: (i) we expect our strategy for these brands to focus on wholesale licensing, and as a result, our efforts to build this brand will be subject to all of the risks associated with wholesale arrangements, including our dependence on third parties that we do not control, our lack of significant experience with wholesale arrangements and the other risks of wholesale licensing discussed elsewhere in these risk factors; (ii) the geographic scope of these brands is more significant than many of our other brands, and as a result, these operations will amplify the risks related to the international scope of our business, including less effective and less predictable protection and enforcement of our intellectual property in some jurisdictions and the other risks associated with our international operations discussed elsewhere in these risk factors; (iii) our conversion of the business model for these brands will require significant efforts, costs and other resources, which will divert attention from our other brands and other business functions and could cause the performance of our other brands or our business generally to suffer; and (iv) the acquisition of these brands has already involved significant time and costs, including the cash purchase price for the assets and our other expenses associated with the transaction, which has forced us to increase our debt levels and use substantial amounts of cash on-hand and which puts significant pressure on our liquidity, particularly in light of the risks associated with our ability to manage and grow these brands under a new licensing model.

In light of the significance of the risks related to our acquisition of the Hi-Tec and Magnum brands and our efforts to convert their distribution model, we may fail to achieve the intended benefits of our acquisition of these brands and we may never generate sufficient revenues from these brands to recoup their costs. If any of these outcomes were to occur, our performance, financial condition and liquidity could be materially adversely affected.

Our indirect product sales of the Hi-Tec and Magnum brands involve risks, including certain collection and credit risks and decreased comparability of our operating results.

Since our acquisition of the Hi-Tec and Magnum brands in December 2016, we have been indirectly selling footwear bearing these brands to certain select wholesalers and government entities that are customers of these brands. In these arrangements, the purchasers of the products place their product orders directly with us, which we then forward to a manufacturer or distributor for the manufacture and delivery of the products directly to the original purchaser. The wholesalers and government entities that purchase products under these arrangements submit payments directly to us for their product orders, the amount of which is typically based on a pre-established percentage mark-up to our cost, and we then pay the manufacturer or distributor of the purchased products for the cost of the order. As a result, we retain a percentage of the payments made to us by wholesalers and government entities under these arrangements. We began recording revenues from these arrangements in December 2016 when we acquired these brands, and in Fiscal 2017 and the first quarter of Fiscal 2018, we recorded a total of $6.6 million and $4.2 million, respectively, in indirect product sale revenues, of which a total of $5.1 million and $3.0 million, respectively, was paid to manufacturers or distributors as a cost of the product sales.

Due to the payment structure for these arrangements, a significant portion of our revenues from indirect product sales is paid out to manufacturers as a cost of the product sales. Since the cost of these revenues, representing the cost of the purchased products, is not retained by us, it is recorded as cost of goods sold in our consolidated financial statements and does not increase our operating net (loss) income. As a result, for as long as we maintain these indirect product sale arrangements, we may record increased revenues that do not materially increase our operating (loss) income. The addition of indirect product sales to our business model, which has historically been exclusively focused on licensing and franchising relationships, could substantially reduce the comparability of our results of operations across periods and render such comparisons less meaningful.

In addition, although the product purchasers in these arrangements receive products directly from the manufacturer or distributor, which is similar to our wholesale licensing relationships, our indirect role in these product sales does not completely remove us from certain risks related to the manufacture and delivery of the products. For instance, since we are between the purchaser and the manufacturer in the product payment cycle, the wholesalers and government entities that purchase products under these arrangements may hold us financially responsible for product delivery failures or other similar events. Additionally, since these arrangements place us in direct contact, either through product order placement or receipt or payment of funds, with both the retailer customer and the manufacturer or distributor of the products, we may be subject to increased credit risks based on these relationships. Moreover, serving as an intermediary between product customers and product manufacturers with respect to order placement and payment may expose us to additional risks of which we are not presently aware, or we may not be able to effectively serve in this role. Further, although we intend to convert these indirect product sale arrangements to traditional wholesale licensing relationships as the existing arrangements expire, the wholesalers and government entities with which we maintain these arrangements may not be amenable to such a licensing relationship, in which case we could lose these customers or be required to maintain business relationships that would change our business plan for these brands. The occurrence of any of these risks could adversely affect our customer relationships and our performance.

Our franchise business exposes us to numerous risks.

In connection with our acquisition of the Flip Flop Shops brand in October 2015, we acquired, and became the franchisor under, a number of franchise agreements with franchisees of this brand. Many of these franchisees maintain one or more Flip Flop Shops retail stores located across the globe, including in the United States, Canada, the Caribbean, the Middle East and South Africa. This Flip Flop Shops franchise business exposes us to a variety of risks, including, among others, that: (i) we may not be able to find capable and experienced franchisees who can implement the Flip Flop Shops brand concept or sell merchandise and operate stores in a manner consistent with our standards and requirements; (ii) even if we are able to attract capable franchise owners, these franchisees may not be able to open new Flip Flop Shops retail stores in a timely manner, due to inabilities to secure desirable site locations, construct and develop new store locations or other factors, or may not be able to manage and maintain the stores once opened, due to inabilities to obtain adequate financing, attract qualified operating personnel or other factors; (iii) the third-party brands that are sold at Flip Flop Shops stores could decline in popularity or decide to stop selling their merchandise at some or all Flip Flop Shops store locations; (iv) neighborhood or economic conditions or other demographic patterns where existing or new Flip Flop Shops stores are located could decline or otherwise change in a negative way; and (v) our franchise business is subject to complex and varying franchise laws and regulations imposed by the U.S. federal, state and foreign jurisdictions in which we operate, and we may need to devote significant costs and other resources to comply with these laws and regulations and we may be subject to various penalties, including monetary fines or other sanctions, if we fail to comply with these laws and regulations. If any of these risks were to materialize, the reputation of the Flip Flop Shops brand or our other brands could be damaged, sales volume at one or more Flip Flop Shops store locations could decline, existing store locations may close or new store locations may fail to open at expected rates or at all, or our franchise revenues relating to this brand could be limited, curtailed or reduced, any of which could harm our performance and prospects.

Our business may be negatively impacted by general economic conditions.

Our performance is subject to worldwide economic conditions and the corresponding impact on levels of consumer spending, which may affect our licensees’ and franchisees’ retail sales. It is difficult to predict future levels of consumer spending and any such predictions are inherently uncertain. Many factors affect the level of consumer spending in the apparel industries, including, among others, prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Further, the worldwide apparel industry is heavily influenced by general economic cycles. Purchases of apparel, footwear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines. As a result, during periods of economic uncertainty, slowdown or recession, the risks associated with our business are generally more acute. For instance, general uncertainty in U.S. economic, political, regulatory, and market conditions has increased following the results of the 2016 U.S. presidential election due to the unpredictability of the policies and direction of the new administration, and these uncertainties may result in decreased confidence in the U.S. or global economy and decreased levels of consumer spending. In addition to decreased consumer spending generally, these periods of uncertainty, slowdown or recession may be accompanied by decreased demand for, or additional downward pricing pressure on, the products carrying our brands. Accordingly, any prolonged economic slowdown, a lengthy or severe recession or any other negative trend in the U.S. or global economy is likely to have a material adverse effect on our results of operations, financial condition and business prospects.

We are subject to additional risks associated with the international scope of our operations.

Many of our licensees and franchisees are located outside the United States, as we franchise our Flip Flop Shops brand and market and license our other brands outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees and franchisees. During Fiscal 2017 and the first quarter of Fiscal 2018, approximately 37% and 62% of our total revenues, respectively, were derived from our international licensees and franchisees. In addition, our business associated with our newly acquired Hi-Tec and Magnum brands is managed and operated by our Dutch subsidiary that we formed for the purpose of the acquisition.

We face numerous risks in doing business outside the United States, including, among others: (i) our general lack of experience operating foreign subsidiaries, (ii) unusual, unfamiliar or burdensome foreign laws or regulatory requirements, including tax, labor, contract, intellectual property protection and other laws, and unexpected changes to these laws or requirements; (iii) difficulties complying with the laws of multiple jurisdictions; (iv) uncertainties related to developing legal and regulatory systems and standards in some jurisdictions for economic and business activities, property ownership and the application of contract rights; (v) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers, about which there is increased uncertainty following the results of the 2016 U.S. presidential election and the trade policies of the new administration, including withdrawal from the Trans-Pacific Partnership and proposed revision to the North American Free Trade Agreement; (vi) difficulties attracting and retaining qualified personnel to conduct our foreign operations or manage our foreign licensees and franchisees; (vii) challenges relating to labor and employment matters, including differing employment practices and requirements regarding health, safety and other working conditions in foreign jurisdictions; (viii) competition from foreign companies; (ix) longer accounts receivable collection cycles and difficulties collecting accounts receivable; (x) less effective and less predictable protection and enforcement of our intellectual property in some jurisdictions; (xi) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (xii) potentially adverse tax consequences from the several U.S. and foreign jurisdictions in which we are subject to taxation; and (xiii) cultural differences in the conduct of business. Any one or more of these factors could cause our international revenues to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the Foreign Corrupt Practices Act and applicable foreign anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

Additionally, because the majority of our international revenues are denominated in U.S. dollars, fluctuations in the value of the U.S. dollar relative to the foreign currencies of our international licensees’ or franchisees’ operations may negatively impact our revenues. The main foreign currencies we encounter in our operations are the Mexican Peso, the EURO, the Great British Pound, the South African Rand, the Japanese Yen, the Chinese Yuan, and the Canadian Dollar. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

We have contracts with government entities that are subject to unique risks.

We have long-term contracts with various foreign government entities, which primarily relate to our Hi-Tec and Magnum brands. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For instance, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. As a result, the termination of funding for a government program supporting any of our government contracts could result in a loss of anticipated future revenues attributable to the contract, which could have a negative impact on our operations. In periods of global or local political tension or unrest or decreased spending, these risks could be amplified. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice and would only be required to pay for commitments made at the time of termination. Any such modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition.

Our business and the success of our products could be harmed if we are unable to maintain the strength of our brands.

Our success to date has been due in large part to the strength of our brands. If we are unable to timely and appropriately respond to changing consumer demand, the strength of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider one or more of our brands to be outdated or associate one or more of our brands with styles that are no longer popular. In the past, many apparel companies have experienced periods of rapid growth in sales and revenues followed by periods of declining sales and losses. Our business may be similarly affected in the future.

We have identified material weaknesses in our internal control over financial reporting, which could adversely affect our business and reputation and could, if not remediated, result in material misstatements in our financial results.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As described in Item 9A of our Annual Report and in Item 4 of this report, management has identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of January 28, 2017, and that our disclosure controls and procedures were not effective as of the end of the period covered by this report. These conclusions could cause investors to lose confidence in the reliability of our reported financial and other information, which could result in a significant decline in the market price of our common stock. Additionally, our reputation with lenders, retailers, investors, securities analysts and others may be adversely affected. Moreover, these effects could continue even after we have determined that the identified material weaknesses are remediated.

Although we have developed and initiated a remediation plan designed to address the material weaknesses we have identified, this plan may not be fully implemented in a timely or effective manner, the remedial measures included in the plan will involve significant time and costs and will distract management from our core business operations, and these remedial measures could be insufficient to address the material weaknesses. In addition, even if we are successful in strengthening our controls and procedures, these controls and procedures may not be adequate in future periods and additional material weaknesses or significant deficiencies in our internal control could occur or be discovered. If any of these risks were to occur, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Any such restatement could lead to substantial additional costs for accounting and legal fees, litigation, significant reputational harm and material declines in our stock price.

Compliance with changing securities laws, regulations and financial reporting standards could increase our costs and pose challenges for our management team, and any compliance failures could materially harm our business.

Existing laws, regulations, listing requirements and other standards relating to corporate governance and public disclosure significantly increase the costs and risks associated with operating as a publicly traded company in the United States. Our management team devotes significant time and financial resources to try to comply with existing and evolving standards for public companies. However, notwithstanding our efforts, we failed to comply with the SEC’s reporting deadlines applicable to our Annual Report and to this report, and it is possible that additional financial and other public reports we are obligated to file in the future also may not be considered timely, accurate or complete. In order to re-establish compliance with our public reporting requirements, we intend to hire additional personnel, engage consultants or other third-party advisors and change certain of our internal practices, standards and policies, which could significantly increase our costs and divert management’s time and attention from revenue-generating activities. In addition, noncompliance with these reporting requirements could subject us to sanctions or investigation by regulatory authorities, such as the SEC, which could involve fines or other penalties, and could also adversely affect our financial results, result in a loss of investor confidence in the reliability of our financial information and other public disclosures and jeopardize the listing of our common stock on the NASDAQ Global Select Market, as described elsewhere in these risk factors. If any of these risks were to occur, our business and reputation could be materially adversely affected and the market price of our common stock could materially decline.

Further, the SEC has passed, promulgated or proposed new rules on a variety of subjects, including, for example, preparing and filing financial statements, establishing and disclosing clawback and hedging policies and disclosing additional executive compensation information. The existence of new and proposed laws and regulations relating to financial reporting or other disclosure obligations or that impose additional or more stringent compliance requirements could create uncertainties for public companies, make it more difficult to attract and retain qualified executive officers and members of our board of directors (“Board of Directors”), particularly to serve on our audit and compensation committees, and generate significantly increased costs if we are required to add additional accounting or other staff, engage consultants or change our internal practices in order to comply with the new requirements. The occurrence of any of these outcomes could significantly harm our business, financial condition and performance.

We are dependent on our intellectual property, and we may not be able to successfully protect our rights or we may become involved in costly legal proceedings regarding our intellectual property rights or the intellectual property rights of third parties.

We hold various trademarks for our brands, including Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, Sideout, Sideout Sport, Saint Tropez-West, Chorus Line, All That Jazz, and others in connection with apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in numerous other countries, and we also hold trademark applications for these brands in a number of other countries. However, the laws of many countries may not protect our intellectual property rights to the same extent as the laws of the United States, and as a result, adequate protection in these jurisdictions may be unavailable or limited in spite of our efforts to safeguard our trademarks. In addition, the actions we have taken to establish and protect our trademarks and other proprietary rights might not prevent imitation of our products, infringement of our intellectual property rights by unauthorized parties, other challenges to our intellectual property ownership, the loss of license or franchise revenues or other damages, such as a reduction in the value of our licenses caused by any insufficient protection of our trademarks, which could make it easier for competitors of our licensees to capture increased market share. If any of these events occurs, our business prospects, financial condition, results of operations and liquidity could be materially harmed. In the future, we may be required to assert infringement claims against third parties, and one or more parties may assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel, whether or not such litigation is determined in our favor. Further, if any adverse ruling in any such matter occurs, any resulting limitations on our ability to market or license our brands could reduce the value of our licenses and our intellectual property assets and otherwise have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent on our key management and other personnel.

Our success is highly dependent on the continued services of our key executives, including Henry Stupp, our Chief Executive Officer and a member of our Board of Directors. We have a relatively small number of employees, and the leadership and experience of Mr. Stupp and our other executives and key employees are important to the successful implementation of our business and marketing strategies. We do not carry key person life insurance covering any of our executives or other employees. The loss of the services of Mr. Stupp or our other executives or key employees could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

We may encounter difficulties in connection with acquisitions or other strategic transactions and we may not realize the expected benefits of these transactions.

We regularly evaluate opportunities to acquire or represent new brands. During our three most recently completed fiscal years, we have completed three such acquisitions: our acquisition of the Everyday California Lifestyle brand in May 2015; our acquisition of the Flip Flop Shops brand in October 2015; and our acquisition of the Hi-Tec and Magnum brands in December 2016. We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio of products and services or expand the breadth of our markets. Our experience integrating acquired assets and businesses is limited, and we may not be successful in realizing the expected benefits of an acquisition. Our future success depends, in part, on our ability to manage an expanded portfolio of brands, which could involve significantly increased costs and pose substantial challenges for management.

Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating new brands or other assets; (ii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iii) difficulties and costs in combining the operations and personnel of an acquired business with our operations and personnel, including any failure to retain key employees, customers, vendors, manufacturers or other service providers or partners of an acquired business, any failure to convert and integrate acquired assets into our branded licensing business model, and challenges forecasting revenues and expenses for newly acquired brands; (iv) significant or unanticipated costs associated with an acquisition, including incurrence of contingent liabilities, amortization charges associated with acquired assets, write-offs of goodwill or trademarks, capital expenditures and accounting, legal and other transaction expenses; (v) any inability to realize the intended synergies and other benefits of an acquisition or transaction, particularly if our assumptions about sales, revenues, operating expenses and costs of acquired assets or businesses turn out to be wrong; (vi) diversion of management’s attention from our core business and our existing brand portfolio; (vii) adverse effects on existing business relationships; (viii) risks associated with foreign acquisitions or otherwise entering new geographic or customer markets, such as our acquisition of the Hi-Tec and Magnum brands in December 2016, including regional differences in consumer preferences, branding standards and the general conduct of business, less effective and less predictable protection and enforcement of intellectual property in some foreign jurisdictions and the other risks related to doing business outside the United States discussed elsewhere in these risk factors; and (ix) risks associated with new types of business arrangements in which we have no or limited prior experience, such as our acquisition of franchise agreements and entry into the franchising business upon our acquisition of the Flip Flop Shops brand in October 2015. Accordingly, our recent acquisitions as well as any future transactions we pursue may not result in the anticipated benefits and could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, future acquisitions may require us to obtain additional equity or debt financing, which may not be available when needed, on favorable terms or at all. If we seek to finance future acquisitions or other strategic transactions by issuing equity or convertible debt securities or by incurring other types of indebtedness, we may experience the risks associated with these transactions that are described elsewhere in these risk factors. Further, we may seek such financing from sources that expose us to additional risks, such as the receivables funding loan we received from one of our directors, Mr. Jess Ravich, in December 2016 in connection with our acquisition of the Hi-Tec and Magnum brands, which creates a conflict of interest between us and Mr. Ravich that could have negative effects. Any of these effects could harm our operating results or financial condition.

We have incurred a significant amount of indebtedness to pay the cash consideration for our recent acquisitions. Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

We entered into a credit facility with Cerberus Business Finance, LLC (“Cerberus”) in December 2016.  As of April 29, 2017, we had approximately $49.2 million in principal amount of outstanding indebtedness owed under our credit facility with Cerberus, all of which is due in December 2021, and approximately $1.5 million in principal amount of outstanding indebtedness owed under our receivables funding loan from Mr. Ravich.

The Cerberus credit facility imposes various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain Cerberus’s consent before we can, among other things and subject to certain limited exceptions: (i) incur additional indebtedness or additional liens on our property; (ii) consummate acquisitions, dispositions, mergers or consolidations; (iii) make any change in the nature of our business; (iv) enter into transactions with our affiliates; or (v) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders. The Cerberus credit facility also imposes financial covenants that set financial standards we are required to maintain. Further, as collateral for the Cerberus credit facility, we have granted a first priority security interest in favor of Cerberus in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries. If an event of default occurs under the credit facility that is not forborne, cured or waived in accordance with the terms of the credit facility, Cerberus has the right to terminate its obligations under the credit facility, accelerate the payment on any unpaid balance of the credit facility and exercise any other rights it may have, including foreclosing on our assets that serve as collateral for the loan. Our failure to comply with the terms of our indebtedness could have a material adverse effect to our business, financial condition and liquidity.

As of April 29, 2017, the end of the period covered by this report, we were not in compliance with certain reporting covenants under the Cerberus credit facility as a result of our late filing of this report and we had failed to meet certain of the financial covenants set forth in the Cerberus credit facility, namely the “leverage ratio” and “fixed charge coverage ratio” covenants, each as defined in the credit facility. From June 27, 2017 through August 11, 2017, Cerberus agreed that it would forbear from exercising its rights or remedies under the Cerberus credit facility solely with respect to these events of default, and on August 11, 2017, we entered into an amendment to the Cerberus credit facility that includes a waiver from Cerberus of all existing events of default under the credit facility and amends certain other terms thereof, including relaxing our leverage ratio and fixed charge coverage ratio covenants. However, the terms of the amendment require us to comply with a new liquidity covenant, which obligates us to maintain certain specified levels of unrestricted cash on-hand, and also requires, as a condition to effectiveness, that we complete an equity financing for net cash proceeds of $4.0 million and obtain contractual commitments for additional equity financings for up to $5.5 million of net cash proceeds if the new liquidity covenant is not satisfied at any time on or before March 5, 2018. On August 11, 2017, we entered into agreements to obtain these required cash proceeds and commitments for additional cash proceeds with several investors, including certain of our directors, officers and large stockholders, which creates a conflict of interest between us and these investors that could have negative effects. Although we believe we are in compliance with the Cerberus credit facility, as amended, as of the date of this report, we may fall out of compliance again in the future. Any such failure to comply with all terms of the credit facility could subject us to significant risks, including Cerberus’s ability to exercise any of its rights described above upon the occurrence of an event of default. If Cerberus were to elect to exercise any of these rights, our financial condition and ability to continue operations could be materially jeopardized. Further, even if Cerberus were to agree to a waiver or amendment in the event of any future event of default, it may require that we comply with additional covenants or other requirements as a condition to the waiver or amendment, which could impose burdensome obligations on our operations and financial condition that we may not be able to satisfy.

We may seek to refinance all or a portion of our indebtedness in the future. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired or at all.

In addition, our level of indebtedness could adversely affect our operations and liquidity by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, product development, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures, brand acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

Our future capital needs may be uncertain and we may need to raise additional funds in the future, but such funds may not be available when needed,  on acceptable terms or at all.

Our capital requirements in future periods may be uncertain and could depend on many factors, including, among others: (i) acceptance of, and demand for, our brands; (ii) the costs of developing new brands; (iii) the extent to which we invest in new brands; (iv) the number and timing of our acquisitions and other strategic transactions; (v) the costs associated with our expansion, if any; and (vi) the costs of litigation and enforcement activities to protect and defend our trademarks. We may need to raise additional funds to meet these capital requirements, but such funds may not be available when needed, on favorable terms or at all. If we issue equity or convertible debt securities to raise additional funds, as we did with our public offering of our common stock in December 2016 to partially fund our acquisition of the Hi-Tec and Magnum brands and our completed and committed equity financings with several investors in August 2017, our existing stockholders would experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt to raise funds, as we did with our new credit facility with Cerberus entered into in December 2016 to partially fund our acquisition of the Hi-Tec and Magnum brands, we may become over-leveraged and our ability to operate our business may be restricted by the agreements governing the debt. Further, we may incur substantial costs in pursuing future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.

Moreover, our late filing of our Annual Report and this report renders us ineligible to register the offer and sale of our securities using a registration statement on Form S-3, and we will not regain such eligibility until we have timely filed all of our periodic reports with the SEC for 12 consecutive calendar months. We do not know when we will meet this requirement, which depends on our ability to file our periodic reports on a timely basis in the future. If we seek to raise capital through an offering of our securities while we remain ineligible to use Form S-3, our inability to use this form could limit our financing alternatives, reduce our ability to access capital in a timely manner and increase our transaction costs, any of which could make it more difficult to execute any such transaction successfully and could have an adverse effect on our prospects and financial condition.

If we cannot raise funds when needed, on acceptable terms or at all, we may not be able to develop or enhance our brand portfolio or marketing initiatives, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these outcomes may materially harm our business, results of operations and financial condition.

Our strategic and marketing initiatives may not be successful.

In recent periods, we have invested significant funds and management time in furtherance of our global strategic and marketing initiatives, which are designed to strengthen our brands, assist our licensees in generating increased sales of products bearing our brands and build value for our stockholders over the long term. We expect to continue and, in some cases, expand these initiatives in future periods. While we are hopeful that our efforts in executing these initiatives will expand our business and build stockholder value, we may not be successful in doing so and such initiatives may not result in the intended benefits. Any failure by us to execute on our strategic initiatives, or the failure of such initiatives to cause our revenues to grow, could have a materially adverse impact on our operating results and financial performance.

Any failure to maintain or upgrade our information technology systems could expose us to significant risks.

We rely on various information technology systems, including our Enterprise Resource Planning system, to manage our operations. Our reliance on these systems subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing the systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and delays or difficulties upgrading existing systems, transitioning to new systems or integrating new systems into our current systems. If any of these risks were to materialize, our operations could be disrupted and our performance could be harmed.

Our business and operations would suffer in the event of cybersecurity and other system failures.

Despite the implementation of security measures, our internal computer systems and those of our licensees and franchisees are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Although we have not experienced any material cybersecurity or system failure, accident or breach, some of our licensees, including Target, have experienced such events in the past. If such an event were to occur to our internal systems, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, loss of or damage to our data or applications, inappropriate disclosure of confidential or proprietary information or the incurrence of other material liabilities. If such events were to occur to our licensees’ or franchisees’ systems, our royalty revenues could be reduced or disrupted due to decreased product sales as a result of reputational damage, diversion of costs and other resources from product sales or inability of our licensees or franchisees to calculate royalties or generate royalty reports. Any of these events could severely harm our business, results of operations and prospects.

Changes in our effective tax rates or tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our net income.

We are subject to income tax in the United States, California and certain other state jurisdictions. In addition, following our acquisition of the Hi-Tec and Magnum brands, we are also subject to taxation in several foreign jurisdictions, which may have unusual, unfamiliar or particularly burdensome tax laws. Our new global tax structure could be negatively impacted by various factors, including changes in the tax rates in jurisdictions in which we earn income or changes in tax laws or interpretations of tax laws in the jurisdictions in which we operate, any of which could impact our future effective income tax rates. Our effective tax rates could also be affected in the future by changes in the valuation of our deferred tax assets and liabilities. Any increase in our effective tax rate could adversely affect our reported financial results or the way in which we conduct our business.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations that involve uncertain tax determinations. Further, we may be audited by tax authorities, which could evaluate and disagree with our judgments regarding our tax provisions. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Moreover, any such audits or related litigation could distract management and be expensive to defend. Any adverse result in such an audit or litigation could materially negatively affect our income tax provision, net income or cash flows in the period or periods for which the determination is made.

Risks Related to Our Common Stock

The trading price of our stock may be volatile and shares of our common stock are relatively illiquid.

The trading price of our common stock has been, and is likely to continue to be, subject to material fluctuations as a result of various factors, including, among others: (i) our financial results; (ii) the successful completion of any acquisition or strategic transaction, including the integration of the acquired assets or businesses into our existing business and realization of synergies and other benefits of the acquisition or transaction; (iii) announcements by us, our retail partners or our competitors, as applicable, regarding or affecting the retail environment domestically or internationally, the reputation of our brands, our existing or new license agreements and brand representations or acquisitions, strategic alliances or other transactions; (iv) recruitment or departure of key personnel; (v) changes in the estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock; (vi) any material weaknesses in our internal control over financial reporting, including the material weaknesses we identified as of January 28, 2017 that are described elsewhere in these risk factors, or any failures to comply with applicable public reporting requirements, as occurred with our Annual Report and this report and as is described elsewhere in these risk factors; (vii) market conditions in the retail industry and the economy as a whole; and (viii) the other risks described in these risk factors.

Further, as a result of our relatively small public float, our common stock may be less liquid than the common stock of companies with broader public ownership. Additionally, trading of a relatively small volume of our common shares may, among other things, have a greater impact on the trading price for our common stock than would be the case if our public float was larger.

We have not been in compliance with NASDAQ’s requirements for continued listing, and if NASDAQ does not concur that we have adequately remedied our noncompliance with applicable listing rules by filing this report, our common stock may be delisted from trading on the NASDAQ Global Select Market, which could have a material adverse effect on us and our stockholders.

On May 3, 2017, we received a deficiency letter from The NASDAQ Stock Market (“NASDAQ”) indicating that, as a result of not filing our Annual Report in a timely manner, we were not in compliance with NASDAQ Listing Rule 5250(c)(1) for continued listing on the NASDAQ Global Select Market. Although we filed our Annual Report on May 18, 2017 and regained compliance with such rule as of such date, on June 21, 2017, we received another similar deficiency letter from NASDAQ regarding our noncompliance with NASDAQ’s continued listing standards as a result of not filing this report in a timely manner. The June deficiency letter indicated that we have until August 21, 2017 to submit a plan to regain compliance with NASDAQ’s continued listing standards; however, we believe our filing of this report has resulted in our regained compliance and has eliminated the need to submit such a compliance plan. Although we believe that, as of our filing of this report, we are currently in compliance with NASDAQ’s continued listing requirements, we could fail to comply with these requirements again in the future, due to failures to file our periodic reports in a timely manner or other matters. In such a case, we would receive further deficiency letters from NASDAQ and our common stock could be delisted from trading on the NASDAQ Global Select Market, which could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock.

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

The sale by our stockholders of substantial amounts of our common stock in the public market or the perception that such sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act of 1933, as amended, upon expiration of any lock-up periods applicable to outstanding shares, or upon our issuance of shares upon the exercise of outstanding options or warrants or the vesting of restricted stock units, could cause the market price of our common stock to fall. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future when needed, on acceptable terms or at all.

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock.

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock without action by our stockholders. Subject to the restrictions under our new credit facility with Cerberus, such shares of preferred stock may be issued on terms determined by our Board of Directors in its discretion, and may have rights, preferences and privileges superior to those of our common stock. For instance, such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock, could have superior voting or conversion rights, which could adversely affect the voting power of the holders of our common stock, or could have other terms that negatively impact the voting control or other rights of our common stockholders. Additionally, the ownership interest of holders of our common stock would be diluted following the issuance of any shares of our preferred stock. Further, the preferred stock could be utilized, under certain circumstances, as a method for discouraging, delaying or preventing a change in control of our Company.

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our common stock to decline in value.

From time to time, we may provide forward-looking financial guidance to our investors. Such statements are based on our current views, expectations and assumptions and involve known and unknown risks and uncertainties that may cause actual results, performance, achievements or stock prices to materially differ from any future results, performance, achievements or stock prices expressed or implied by such statements. Such risks and uncertainties include, among others: (i) changes to the assumptions used to forecast or calculate the financial guidance; (ii) risks related to acquisitions or strategic transactions, including the risk that we do not realize the anticipated benefits of any such transaction; and (iii) risks related to our performance and our branded licensing business model. Any failure to meet any financial guidance we have provided regarding our future performance could harm our reputation and cause our stock price to decline.

A significant portion of our common stock is beneficially owned by a single stockholder whose interests may differ from yours and who is able to exert significant influence over our corporate decisions, including a change of control.

As of the date of this report and assuming completion of our equity financing for approximately $4.0 million of net cash proceeds in connection with amendments to our credit facility with Cerberus, Mr. Ravich, one of our directors, beneficially owns a significant portion of our common stock. In addition, pursuant to a contractual commitment for one or more additional equity financings that we obtained from certain of these parties in connection with amendments to our credit facility with Cerberus, Mr. Ravich and certain of our other directors, officers and large stockholders may acquire additional equity in the future. As a result, these parties may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. These parties may have interests that differ from ours or yours, and he may vote in ways with which you disagree and that may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, this concentration of ownership may facilitate a change of control at a time when you and other investors may prefer not to sell. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

ITEM 6.  EXHIBITS

The information required by this Item 6 is set forth on the Exhibit Index that immediately follows the signature page to this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 18, 2017

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	First Amendment to Promissory Note, dated as of June 5, 2017, by and between Irene Acquisition Company B.V. and Ravich Revocable Trust of 1989.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at April 29, 2017 and January 28, 2017; (ii) Consolidated Statement of Operations for the three months ended April 29, 2017 and April 30, 2016; (iii)  Consolidated Statement of Stockholders’ Equity for the three months ended April 29, 2017; (iv) Consolidated Statements of Cash Flows for the three months ended April 29, 2017 and April 30, 2016; and (v) Notes to Consolidated Financial Statements, tagged as block of text.

*     Filed herewith.

**   Furnished herewith.