Form 10-Q
period 2017-07-29
CHEROKEE INC
filed 2017-09-07
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2017
Common Stock, $.02 par value per share	13,950,020

CHEROKEE INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	July 29,	January 28,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,668	$8,378
Receivables	14,664	21,873
Other receivables	4,029	3,292
Income taxes receivable	2,529	1,020
Inventory, net	661	1,567
Prepaid expenses and other current assets	2,652	5,010
Total current assets	28,203	41,140
Intangible assets, net	105,771	106,193
Goodwill	15,645	15,794
Deferred tax asset	823	—
Property and equipment, net	1,281	1,311
Other assets	30	1,578
Total assets	$151,753	$166,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$18,405	$26,736
Current portion of long term debt	45,544	1,241
Related party Ravich loan	1,500	3,896
Deferred revenue—current	4,336	7,015
Accrued compensation payable	469	935
Income taxes payable—current	596	347
Total current liabilities	70,850	40,170
Long term liabilities:
Deferred tax liability	9,873	7,718
Income taxes payable—non-current	3,834	3,041
Long term debt	—	41,595
Other non-current	1,550	1,174
Total liabilities	86,107	93,698
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 13,002,150 shares issued and outstanding at July 29, 2017 and 12,951,284 issued and outstanding at January 28, 2017	260	259
Additional paid-in capital	67,778	66,612
Retained earnings (accumulated deficit)	(2,470)	5,414
Accumulated other comprehensive income	78	33
Total stockholders’ equity	65,646	72,318
Total liabilities and stockholders’ equity	$151,753	$166,016

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Royalty revenues	$8,011	$8,473	$14,851	$19,151
Indirect product sales	5,945	—	10,219	—
Total revenues	13,956	8,473	25,070	19,151
Cost of goods sold	4,829	—	7,837	—
Gross profit	9,127	8,473	17,233	19,151
Selling, general and administrative expenses	9,902	5,714	19,694	11,890
Amortization of intangible assets	203	228	469	454
Restructuring charges	(7)	—	121	—
Operating (loss) income	(971)	2,531	(3,051)	6,807
Other income (expense):
Interest expense	(1,601)	(165)	(3,099)	(362)
Other income (expense), net	(51)	78	(180)	78
Total other expense, net	(1,652)	(87)	(3,279)	(284)
(Loss) income before income taxes	(2,623)	2,444	(6,330)	6,523
Income tax provision	2,002	926	1,554	2,424
Net (loss) income	$(4,625)	$1,518	$(7,884)	$4,099
Net (loss) income per common share attributable to common stockholders:
Basic (loss) earnings per share	$(0.36)	$0.17	$(0.61)	$0.47
Diluted (loss) earnings per share	$(0.36)	$0.17	$(0.61)	$0.47
Weighted average common shares outstanding attributable to common stockholders:
Basic	12,986	8,723	12,970	8,722
Diluted	12,986	8,746	12,970	8,789

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Unaudited

(amounts in thousands)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net (loss) income	$(4,625)	$1,518	$(7,884)	$4,099
Other comprehensive (loss) income:
Foreign currency translation adjustment	(44)	—	45	—
Other comprehensive (loss) income:	(44)	—	45	—
Comprehensive (loss) income	$(4,669)	$1,518	$(7,839)	$4,099

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

					Accumulated
			Additional	Retained Earnings	Other
	Common Stock		Paid-in	(Accumulated Deficit)	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
Balance at January 28, 2017	12,951	$259	$66,612	$5,414	$33	$72,318
Stock-based compensation	—	—	1,094	—	—	1,094
Equity issuances, net of tax	51	1	46	—	—	47
Stock warrants	—	—	26	—	—	26
Foreign currency	—	—	—	—	45	45
Net loss	—	—	—	(7,884)	—	(7,884)
Balance at July 29, 2017	13,002	$260	$67,778	$(2,470)	$78	$65,646

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Six Months Ended
	July 29, 2017	July 30, 2016
Operating activities:
Net (loss) income	$(7,884)	$4,099
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	403	256
Bad debt expense	193	—
Amortization of intangible assets	469	454
Amortization of debt discounts/deferred financing fees	527	—
Deferred income taxes	1,332	83
Stock-based compensation	1,094	1,253
Warrants	26	—
Other, net	185	28
Changes in operating assets and liabilities:
Receivables	5,337	(597)
Other receivables	(678)	—
Prepaids and other current assets	1,969	(146)
Income taxes receivable and payable, net	(467)	373
Inventories	906	—
Accounts payable and other accrued payables	(6,595)	169
Deferred revenue	(2,433)	34
Accrued compensation	(466)	(635)
Net cash (used in) provided by operating activities	(6,082)	5,371
Investing activities:
Purchases of trademarks, including registration and renewal cost	(47)	(26)
Purchases of property and equipment	(373)	(147)
Net cash used in investing activities	(420)	(173)
Financing activities:
Proceeds from Cerberus loan	5,000	—
Payments of Cerberus loan	(800)	—
Payments of Ravich loan	(2,500)	—
Payments of JPMorgan Term Notes	—	(4,272)
Issuance of common stock	47	(161)
Purchase and retirement of common stock	—	(734)
Net cash provided by (used in) financing activities	1,747	(5,167)
Effect of exchange rate changes on cash	45	—
(Decrease) in cash and cash equivalents	(4,710)	31
Cash and cash equivalents at beginning of period	8,378	6,534
Cash and cash equivalents at end of period	$3,668	$6,565
Cash paid during period for:
Income taxes	$817	$2,031
Interest	$2,271	$338

See the accompanying notes which are an integral part of these consolidated financial statements.

CHEROKEE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 29, 2017 and for the three and six month periods ended July 29, 2017 and July 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The accompanying consolidated financial statements include the accounts of Cherokee Inc. and its consolidated subsidiaries (referred to collectively as “Cherokee Global Brands” or the “Company” unless the context indicates or requires otherwise) include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Global Brands are necessary for a fair statement of the Company’s financial condition and the results of operations for the periods presented. All intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of January 28, 2017 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for an audited balance sheet. The Company’s financial condition and results of operations as of or for the three and six month periods ended July 29, 2017 are not necessarily indicative of the financial condition or results to be expected as of or for the fiscal year ending February 3, 2018 or any other date period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“Annual Report”).

As used herein, “Second Quarter” refers to the three month ended July 29, 2017; “Six Months” refers to the six month ended July 29, 2017; “Fiscal 2019” refers to the fiscal year ending February 2, 2019; “Fiscal 2018” refers to the fiscal year ending February 3, 2018; “Fiscal 2017” refers to the fiscal year ended January 28, 2017; and “Fiscal 2016” refers to the fiscal year ended January 30, 2016.

         Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As described in Note 8, the Company has entered into the Cerberus Credit Facility with Cerberus (each as defined below), pursuant to which the Company has borrowed  $45,000 under a term loan facility, which the Company drew down in December 2016, and $5,000 under a revolving credit facility, which the Company drew down in the First Quarter. As of July 29, 2017, the Company had $48,800 in principal amount of outstanding indebtedness owed under the Cerberus Credit Facility. Additionally, as of July 29, the Company was not in compliance with certain of its financial covenants set forth in the Cerberus Credit Facility (see Note 8). The Company is working with Cerberus to obtain a waiver of the events of default and/or amend certain terms of the Cerberus Credit Facility, but such a waiver or amendment may not be obtained, or if obtained, may not be obtained in a timely manner, or on terms favorable to the Company. Any failure to obtain such a waiver or amendment would subject the Company to significant risks. These risks include Cerberus’s right to terminate its obligations under the Cerberus Credit Facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the Company’s and/or its subsidiaries assets that serve as collateral for the borrowed amounts. If Cerberus elects to exercise any of these rights, the Company’s financial condition and ability to continue operations could be materially jeopardized. As a result of these risks, there is substantial doubt about the Company’s ability to continue as a going concern.

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

In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation, Accounting Standards Update No, 2016-09 (“ASU 2016-09”). This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  This is a change from the current guidance that requires such activity to be recorded in paid-in capital within stockholder’s equity. This guidance will be applied prospectively and may create volatility in the Company’s effective tax rate depending largely on future events and other factors which may include the Company’s stock price, timing of stock option exercises, the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares and any employee terminations. This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. This guidance is effective for fiscal periods beginning after December 15, 2016 and was adopted by the Company in the Six Months. The impact of such adoption was as follows:

•

ASU 2016-09 requires companies to amend the presentation of employee shared-based payment-related items in the statement of cash flows as follows: (i) excess tax benefits are presented as an operating activity (such cash flows were previously included in cash flows from financing activities), and (ii) cash paid for employee taxes on withheld shares from equity awards is presented as a financing activity (such cash flows were previously included in cash flows from operating activities). These changes did not have an impact on the Company’s consolidated financial statements in the periods presented, as there were no excess tax benefits or shares withheld for tax purposes related to employee share-based payments during the three or six month periods ended July 29, 2017 or July 30, 2016.

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

•

ASU 2016-09 eliminates additional paid-in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the statement of operations when awards vest or are settled. ASU 2016-09 requires that this change be adopted prospectively. This change did not have a material impact on the Company’s consolidated financial statements as of and for the three and six month periods ended July 29, 2017 and July 30, 2016, as awards vested or settled in the Second Quarter were insignificant.

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

In May 2017, the FASB issued authoritative guidance to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Accounting Standards Codification (“ASC”) Topic 718,

Compensation-Stock Compensation, in the event of a change to the terms or conditions of a share-based payment award. Under the new guidance, an entity should account for the effects of a modification unless all of the following are met:

•

The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique, the entity is not required to estimate the value immediately before and after the modification.

•	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
•	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immeditealy before the original award is modified.

The new guidance does not change the current disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and should be applied prospectively to awards modified after the adoption date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and assumptions, including those related to allowance for doubtful accounts, revenue recognition, deferred revenue, income taxes, valuation of intangible assets, impairment of long-lived assets, contingencies and litigation and stock-based compensation. Management bases its estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including expectations about future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

Income Taxes

Income tax provision of $2,002 was recognized for the Second Quarter, resulting in an effective tax rate of 76.4% in the Second Quarter, compared to 37.9% in the second quarter of Fiscal 2017 and compared to (69.8)% for the full year of Fiscal 2017. The effective tax rate for the Second Quarter differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the change in valuation allowance recorded against certain foreign deferred tax assets, unrecognized tax benefits, amortization of tax deductible goodwill acquired in the Hi-Tec Acquisition that is not an available source of income to realize deferred tax assets, foreign tax rate differential, the apportionment of income among state jurisdictions, and the benefit of certain tax credits. The difference in the effective tax rate for the Second Quarter in comparison to Fiscal 2017 was primarily due to nondeductible transaction costs related to the Hi-Tec Acquisition.  Since the transaction costs exceeded the Fiscal 2017 pretax book loss, the result was a significant fluctuation in the Fiscal 2017 effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the consolidated statements of operations. The total amount of interest and penalties recognized in the consolidated statements of operations for the Second Quarter was $44 compared to $0 in the second quarter of Fiscal 2017. As of July 29, 2017 and January 28, 2017, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $247 and $167, respectively.

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

(3)   Business Combinations

On December 7, 2016, the Company closed under a Share Purchase Agreement (“SPA”) with Hi-Tec International Holdings BV (“Hi-Tec holdings”) and simultaneous Asset Purchase Agreements (“APAs”) with various third parties, pursuant to which Cherokee Global Brands acquired all of the issued and outstanding equity interests of Hi-Tec Holdings for $87,252 in cash, excluding non-interest bearing liabilities assumed and capitalized transaction costs (the “Hi-tec Acquisition”). The Company has accounted for this transaction under Accounting Standards Update 2017-01.

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

Restructuring Costs Accrued (amounts in thousands)	January 28, 2017	Six Months Ended FY 2018 Payments	July 29, 2017
Contract termination costs	$386	(132)	$254
Leases, net of sublease	1,920	(450)	1,470
Severance costs	1,270	(663)	607
Service costs	206	(164)	42
Total Restructuring costs identified	$3,782	(1,409)	$2,373

The assets and liabilities recorded in the preliminary purchase price allocation are provisional, as the Company has not yet obtained all available information necessary to finalize the measurement of such assets and liabilities.  During the six month period ended July, 29, 2017, the Company recorded a working capital adjustment to goodwill of $149.  The measurement of acquired deferred income taxes has not been finalized as the Company is currently in the process of obtaining the necessary information to complete the analysis related to acquired net operating loss carryforwards, including the finalization of the assessment of available tax planning strategies.  In addition, the Company is also waiting on information related to certain pre-acquisition income tax filing positions of Hi-Tec in various taxing jurisdictions that will assist the Company in finalizing the amounts to record for the acquired deferred income taxes. The Company is also waiting on information to assist the Company in finalizing the recording of any assumed uncertain income tax positions. The Company is also finalizing the required working capital true-up in accordance with the SPA, and finalizing the settlement statements in relation to the APA’s. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition.

In connection with the Hi-Tec acquisition, Cherokee Global Brands sold inventory to a third party in the First Quarter. In accordance with ASC 820-10-20, the price received for sale of the inventory represents the approximate fair value of that inventory held for sale as of the December 7, 2016 acquisition date.

(4)   Property and Equipment

Property and equipment consisted of the following:

(amounts in thousands)	July 29, 2017	January 28, 2017
Computer Equipment	$637	$633
Software	298	156
Furniture and Fixtures	1,996	2,006
Leasehold Improvements	767	520
Work in Process	—	128
Less: Accumulated depreciation	(2,417)	(2,132)
Property and Equipment, net	$1,281	$1,311

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of five to seven years, or the remaining term of the corresponding license agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the applicable lease term. Depreciation expense was $185 and $403 for the three and six month periods ended July 29, 2017, respectively,  and $129 and $256 for the three and six month period ended July 30, 2016, respectively.

(5)   Intangible Assets

Intangible assets consisted of the following:

(amounts in thousands)	July 29, 2017	January 28, 2017
Acquired Trademarks	$114,695	$114,695
Other Trademarks	8,834	8,787
Franchise Agreements	1,300	1,300
Total Intangible Assets, gross	124,829	124,782
Accumulated amortization	(19,058)	(18,589)
Total Intangible Assets, net	$105,771	$106,193

Goodwill	$15,645	$15,794

(6)   (Loss) Earnings Per Share

The following table provides a reconciliation of the numerator and denominator of the basic and diluted (loss) earnings per share (“EPS”) computations for the three and six month periods ended July 29, 2017 and July 30, 2016:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Numerator:
Net income (loss)-numerator for net income (loss) per common share and net income (loss) per common share assuming dilution	$(4,625)	$1,518	$(7,884)	$4,099

Denominator:
Denominator for net income (loss) per common share — weighted average shares	12,986	8,723	12,970	8,722
Effect of dilutive securities:
Stock options	—	23	—	67

Denominator for net income (loss) per common share, assuming dilution:
Adjusted weighted average shares and assumed exercises	12,986	8,746	12,970	8,789

The computation for the diluted number of shares excludes unvested restricted stock units, unexercised stock options and unexercised warrants that are anti-dilutive. There were 1,890 and 1,824 anti-dilutive shares for the three and six month periods ended July 29, 2017, respectively, and 1,014 and 702 anti-dilutive shares for the three and six month periods ended July 30, 2016, respectively.

(7)   Capitalization

Stock-Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Plan and effective June 6, 2016, the Company’s stockholders approved the amendment and restatement of such plan (as amended and restated, the “2013 Plan”). The 2013 Plan serves as the successor to the 2006 Incentive Award Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan) (the “2006 Plan”). The 2013 Plan authorizes to be issued (i) 1,200,000 additional shares of common stock, and (ii) 155,486 shares of common stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards previously granted under the 2006 Plan continue to be governed by its terms. Any shares of common stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as common stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity‑based awards to officers, other employees and directors.

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

Stock-based compensation expense recognized in selling, general and administrative expenses for stock options for the Second Quarter and Six Months was $237 and  $466, respectively, compared to $254 and $550 for the second quarter and six months ended July 30, 2016, respectively.

The following table summarizes activity for the Company’s stock options in the Six Months:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, at January 28, 2017	1,092,502	$16.59	3.66	—
Granted	36,000	8.43
Exercised	—	—
Canceled/forfeited	(61,333)	18.14
Outstanding, at July 29, 2017	1,067,169	16.23	3.32	—
Vested and Exercisable at July 29, 2017	793,498	$16.59	2.89	—

As of July 29, 2017, total unrecognized stock-based compensation expense related to unvested stock options was approximately $1,041, which is expected to be recognized over a weighted average period of approximately 1.52 years. The total fair value of all stock options that vested during the Six Months was $870.

Performance Stock Units and Restricted Stock Units

In April 2016, the compensation committee of the Company’s board of directors granted certain performance-based equity awards (“performance stock units”) to executives under the 2013 Plan.

The performance metric applicable to such awards is compound stock price growth, using the closing price of the Company’s common stock on April 5, 2016, or $16.89, as the benchmark. The target growth rate is 10% annually, which results in an average share price target of (i) $18.58 for Fiscal 2017, (ii) $20.44 for Fiscal 2018 and (iii) $22.48 for Fiscal 2019. The average share price is to be calculated as the average of all market closing prices during the January preceding the applicable fiscal year end. If a target is met at the end of a fiscal year, one third of the shares subject to the award will vest. If the stock price target is not met at the end of a fiscal year, the relevant portion of the shares subject to the award will not vest but will roll over to the following fiscal year. The executive must continue to be employed by the Company through the relevant vesting dates to be eligible for vesting. The target average share price was not achieved for Fiscal 2017.

Since the vesting of these performance stock units is subject to market based performance conditions, the fair value of these awards was measured on the date of grant using the Monte Carlo simulation model for each vesting tranche. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award and calculates the fair market value for the performance stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

Stock-based compensation expense recognized in selling, general and administrative expenses for restricted stock units and performance stock units for the Second Quarter and Six Months was $321 and $628, respectively, compared to $363 and $703 for the second quarter and six months ended July 30, 2016.

The following table summarizes activity for the Company’s restricted stock units and performance stock units in the Six Months:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested stock at January 28, 2017	157,169	$19.71
Granted	—	—
Vested	(53,334)	22.94
Forfeited	(7,500)	19.52
Unvested stock at July 29, 2017	96,335	$17.93

As of July 29, 2017, total unrecognized stock-based compensation expense related to restricted stock units and performance stock units was approximately $1,188, which is expected to be recognized over a weighted average period of approximately 1.01 years.

Warrants

As of July 29, 2017, the Company had outstanding a warrant to purchase up to 120,000 shares of Cherokee Global Brands common stock, which was issued in connection with a customer license agreement for the Hi-Tec brand.  The shares subject to the warrant vest in five tranches of 20,000 shares corresponding to the five -year initial term of the related license agreement, plus a 6th tranche that vests only if the license is renewed for a subsequent five year period. The 6th tranche is assigned no value until such time as the related contingency is resolved.

For the year ended January 28, 2017, the Company determined the fair value of the outstanding warrants to be $567.  During the three and six month periods ended July 29, 2017, the Company recognized contra-revenue and additional paid in capital of $13 and $26, respectively, related to the amortization of the deferred warrant expense.

(8)   Debt

Cerberus Credit Facility

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company entered into a senior secured credit facility with Cerberus Business Finance, LLC (“Cerberus”), as administrative agent and collateral agent for the lenders from time to time party thereto (such credit facility, the “Cerberus Credit Facility”), pursuant to which the Company is permitted to borrow (i) up to $5,000 under a revolving credit facility, and (ii) up to $45,000 under a term loan facility. Also on December 7, 2016 and in connection with the closing of the Hi-Tec Acquisition, the Company drew down a $45,000 term loan under the Cerberus Credit Facility and used a portion of these borrowings to fund the Hi-Tec Acquisition, including the repayment of substantially all of the outstanding indebtedness of Hi-Tec Holdings, and to repay all amounts owed under the Company’s former credit facility with JPMorgan Chase, N.A. (“JPMorgan”). The Company used the remaining borrowings under the Cerberus Credit Facility for general working capital.  During the Six Months, the Company drew down $5,000 under its revolving credit facility under the Cerberus Credit Facility, none of which was drawn during the Second Quarter.

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

As of July 29, 2017, outstanding borrowings under the Cerberus Credit Facility were $48,800.  Outstanding borrowings are reflected on the accompanying consolidated balance sheet net of unamortized deferred financing costs of $3,256, which will be amortized through the maturity date of the borrowings. In addition, all outstanding borrowings under the Cerberus Credit Facility are reflected as current liabilities on the accompanying consolidated balance sheet because, as of July 29, 2017, as the Company was not in compliance with certain financial covenants set forth in the Cerberus Credit Facility, namely (i) the leverage ratio (as defined and calculated in the Cerberus Credit Facility), which was required to be 16.00 to 1.00, and (ii) the fixed charge coverage ratio (as defined and calculated in the Cerberus Credit Facility), which was required to be 0.25 to 1.00.  The Company does not currently have the cash on hand to repay all of the Cerberus Credit Facility borrowings. See Note 11 for more information.

On August 11, 2017, the Company entered into an amendment (the “Cerberus Amendment”) to the Cerberus Credit Facility to cure the noncompliance with certain financial covenants as of April 29, 2017. See Note 11 for more information.

Related Party Ravich Loan

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company obtained an unsecured receivables funding loan for $5,000 from Jess Ravich, one of the Company’s directors (such loan, the “Ravich Loan”). The Ravich Loan bears interest at a rate of 9.5% per annum and is subject to a fee equal to 2.5% of the principal amount of the loan, or $125, which was paid upon the funding of the Ravich Loan. The outstanding principal and accrued interest under the Ravich Loan was due and payable 180 days after the closing of the Hi-Tec Acquisition, or on June 5, 2017, which the Company and the lender of the Ravich Loan agreed on June 5, 2017 to extend to July 31, 2017, and subsequently agreed on August 11, 2017 to further extend to February 28, 2018 (see Note 11). Events of default under the Ravich Loan include, among others, any failure to make payments thereunder when due; any failure to make payments under certain of the Company’s other indebtedness when due; and the occurrence of certain bankruptcy events. If an event of default under the Ravich Loan occurs, subject to certain cure periods for certain events of default, Mr. Ravich would have the right to terminate his obligations thereunder, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies he may have under applicable law. The proceeds of the Ravich Loan were used to fund a portion of the purchase price for the Hi-Tec Acquisition. The Company expects that certain accounts receivable assets that are expected to be collected in the ordinary course of business will be used to repay the Ravich Loan. As of July 29, 2017, outstanding borrowings under the Ravich Loan were approximately $1,500.

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

The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the Company's results of operations and financial condition. No material amounts were accrued as of July 29, 2017 or January 28, 2017 related to any of the Company’s legal proceedings.

(10)   Segment Reporting and Geographic Information

The following table reconciles the segment activity to the consolidated statement of operations for the three and six months ended July 29, 2017 and the consolidated balance sheet as of July 29, 2017:

(amounts in thousands)	Cherokee Global Brands	Hi-Tec	Consolidated
Three months ended July 29, 2017
Royalty revenues	$5,636	$2,375	$8,011
Indirect product sales	—	5,945	5,945
Amortization of intangible assets	124	79	203
Other (expense) income , net	(979)	(673)	(1,652)
Income tax provision	1,356	646	2,002
Net loss	$(2,363)	$(2,262)	$(4,625)

Six months ended July 29, 2017
Royalty revenues	$10,816	$4,035	$14,851
Indirect product sales	—	10,219	10,219
Amortization of intangible assets	348	121	469
Other (expense) income , net	(1,856)	(1,423)	(3,279)
Income tax provision	347	1,207	1,554
Net loss	$(3,650)	$(4,234)	$(7,884)

Goodwill	100	15,545	15,645
Total assets	64,097	87,656	151,753

Royalty revenues by geographic area based upon the licensees’ country of domicile consisted of the following:

	Three Months Ended		Six Months Ended
(amounts in thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
U.S. and Canada	$3,858	$5,869	$7,077	$13,990
Asia	1,148	1,092	2,253	2,194
Latin America	843	621	1,394	1,175
Africa	686	342	1,153	602
United Kingdom and Europe	983	63	2,074	218
All Others	493	486	900	972
Total	$8,011	$8,473	$14,851	$19,151

Long-lived tangible assets were located in the U.S., United Kingdom and Europe, Mexico and Asia with net values of approximately $619, $489, $158 and  $2, respectively, as of July 29, 2017 and with net values of approximately $750, $349, $196 and $16, respectively, as of January 28, 2017.

11)   Subsequent Events

Cerberus Credit Facility – Forbearance for Second Quarter Noncompliance

The Company is working with Cerberus to obtain a waiver of the events of default and/or amend certain terms of the Cerberus Credit Facility, but such a waiver or amendment may not be obtained, or if obtained, may not be obtained in a timely manner or on terms favorable to the Company. The Company does not currently have the cash on hand to repay all of the Cerberus Credit Facility borrowings.

            Cerberus Credit Facility – Forbearance, Waiver and Amendment for the first Quarter Noncompliance

On June 27, 2017, the Company obtained a forbearance from Cerberus regarding (i) the Company’s failure to comply with certain reporting covenants under the Cerberus Credit Facility as a result of the Company’s late filing of the quarterly report for the first quarter of Fiscal 2018, and (ii) the Company’s failure to meet certain financial covenants set forth in the Cerberus Credit Facility as of April 29, 2017, the end of the first quarter of Fiscal 2018, namely the required leverage ratio (as defined and calculated in the Cerberus Credit Facility) of 3.00 to 1.00 and the required fixed charge ratio (as defined and calculated in the Cerberus Credit Facility) of 1.50 to 1.00. Pursuant to the forbearance, Cerberus agreed that it would not exercise its rights or remedies under the Cerberus Credit Facility solely with respect to these events of default through July 7, 2017, which was subsequently extended on multiple occasions through August 11, 2017.

On August 11, 2017, the Company entered into an amendment (the “Cerberus Amendment”) to the Cerberus Credit Facility. The Cerberus Amendment includes a waiver of all events of default under the Cerberus Credit Facility related to the first quarter of Fiscal 2018 as described above and amends certain other terms thereof, as follows:  (i) the required leverage ratio (as defined and calculated in the Cerberus Credit Facility) has been amended to 16.00 to 1.00 through July 31, 2017, 10.50 to 1.00 through October 31, 2017, and decreasing ratios at the end of each of the Company’s fiscal quarters thereafter as set forth therein; (ii) the required fixed charge coverage ratio (as defined and calculated in the Cerberus Credit Facility) has been amended to 0.25 to 1.00 through July 31, 2017, 0.35 to 1.00 through October 31, 2017, and increasing ratios at the end of each of the Company’s fiscal quarters thereafter as set forth therein; (iii) the Company has agreed to a new liquidity covenant that requires the Company to maintain an amount of unrestricted cash on-hand, together with the availability under the revolving credit facility of the Cerberus Credit Facility, of no less than $3,000, and (iv) the parties have agreed to certain additional administrative amendments. The Cerberus Amendment also provides that, if at any time the new liquidity covenant is not satisfied and Cerberus submits a written capital demand, the Company would be required to complete an equity financing resulting in net cash proceeds to the Company of the amount requested by Cerberus in such demand, subject to an aggregate maximum of approximately $5,500 and certain additional conditions (such financings, the “Committed Financings”).

As a condition to effectiveness of the Cerberus Amendment, the Company was required to: (i) complete the Concurrent Financing, as defined and described below, and (ii) obtain a firm commitment from one or more investors to fund one or more Committed Financings if required on or before March 5, 2018, which is also described below.

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

Certain terms of the Concurrent Financing and the Committed Financing with respect to each of the Company’s directors, officers, large stockholders and other investors participating therein are as follows:

				Aggregate
		No. of Shares	Aggregate	Purchase Price
		Subject to	Purchase Price	of Shares That
	No. of Share	Warrant	of Shares	May Be
Name of Investor,	Purchased in	Issued in	Purchased in	Purchased in	Aggregate
Relationship with the	Concurrent	Concurrent	Concurrent	Committed	Purchase Price
Company	Financing	Financing	Financing	Financings	of all Shares(1)
Jess Ravich, Director	473,934	237,834	$2,000	$4,015	$6,015

Robert Galvin, Chairman of the Board	23,697	5,924	$100	$100	$200

Howard Siegel, President, Chief Operating Officer	23,697	—	$100	$—	$100

Cove Street Capital, LLC Significant Stockholder	236,967	59,241	$1,000	$1,000	$2,000

Other Investors	189,575	23,696	$800	$400	$1,200

(1)   Assumes the purchase by each investor of its maximum commitment in the Committed Financings.

Ravich Loan

As of June 5, 2017, the Company and the lender of the Ravich Loan mutually agreed to extend the maturity date of the amounts owed thereunder to July 31, 2017, and as of August 11, 2017, the Company and the lender of the Ravich Loan mutually agreed to further extend the maturity date of the amounts owed thereunder to February 28, 2018. As a result, borrowings under the Ravich Loan were $1,500 as of July 29, 2017 and as of the date hereof.

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

As used in this MD&A and elsewhere in this report, unless the context indicates or requires otherwise, “Cherokee Global Brands”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries; “Second Quarter” refers to the three month period ended July 29, 2017; “Six Months” refers to the six month period ended July 29, 2017; “Fiscal 2018” refers to the fiscal year ending February 3, 2018; “Fiscal 2017” refers to the fiscal year ended January 28, 2017; “Fiscal 2016” refers to the fiscal year ended January 30, 2016; and “Fiscal 2015” refers to fiscal year ended January 31, 2015.

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

We own the registered trademarks or trademark applications for Cherokee®, Hi-Tec®, Magnum®, 50 Peaks®, Interceptor®, Hawk Signature®, Tony Hawk®, Liz Lange®, Completely Me by Liz Lange®, Flip Flop Shops®, Everyday California®, Carole Little®, Sideout®, Sideout Sport®, Saint Tropez-West®, Chorus Line®, All That Jazz®, and others. All other trademarks, trade names and service marks included in this report are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may not always appear with the ® or ™ symbols.

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

We have entered into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them access to our proprietary 360-degree platform. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. We have also entered into wholesale arrangements for the manufacture and sale of products bearing certain of our brands. We refer to this strategy as our “Wholesale” licensing model. Further, we have franchise relationships for the Flip Flop Shops trademark and related assets with franchisees that operate Flip Flop Shops retail stores located worldwide. In addition, beginning in December 2016 when we acquired our Hi-Tec and Magnum brands, through our acquisition of Hi-Tec International Holdings BV (“Hi-Tec Holdings”), which we refer to as the “Hi-Tec Acquisition,” we conduct indirect product sales to certain select distributors and government entities for these brands. We operate in two reportable segments, consisting of the Hi-Tec segment, which includes our operations associated with our Hi-Tec, Magnum, 50 Peaks, Interceptor and other footwear brands acquired in the Hi-Tec Acquisition, and the Cherokee Global Brands segment, consisting of our operations associated with all of our other owned and represented brands.

For certain of our key legacy brands, including Cherokee, Hawk Signature and Tony Hawk and Liz Lange, we are shifting our strategy for U.S. sales from the DTR licensing model to the wholesale licensing model. In addition, we are primarily pursuing a wholesale licensing strategy for global sales of our recently acquired Hi-Tec and Magnum brands. We believe these arrangements signal a significant shift in our business strategy, from our historical focus on DTR licensing for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands. Although we believe these new wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships and may provide additional avenues to obtain brand recognition and grow our Company, this shift in our strategy also exposes us to a number of risks and could negatively affect our results of operations, particularly in the near-term as the new wholesale arrangements begin to gain traction with new retailers and consumer bases. For instance, we believe the decrease in royalty revenues between the periods discussed in this MD&A is primarily attributable to our transition for U.S. sales of Cherokee branded products from one DTR licensing arrangement to multiple new wholesale licensing arrangements. Moreover, there is significant uncertainty regarding our ability to generate royalty revenues from these brands, both in the near-term and on a long-term basis, that equal or exceed the revenues we historically received from the DTR licensors for these brands, or, with respect to the Hi-Tec and Magnum brands, that otherwise meet our expectations. See Part II, Item 1A, “Risk Factors,” for additional information.

We believe our retail responsiveness process and 360-degree value proposition have allowed Cherokee Global Brands to address the growing power of the consumer and the present and future needs of the wholesalers, distributors and retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe Cherokee Global Brands has become a key strategic partner to our licensees and franchisees. As of July 29, 2017, we had 130 continuing license agreements, 25 of which pertained to the Cherokee brand and 81 of which pertain to the Hi-Tec and Magnum brands.

We are guided by the following three value pillars that speak to our diverse global partners:

Vision—Brand vision that we believe drives differentiation and a fresh point of view to engage customers across every touch point and in multiple categories.

Agility—The agility of our unique 360-degree platform to quickly seize opportunity and swiftly introduce our branded products.

Scale—The ability to fully leverage our brands’ physical and digital spaces with multi-category relevancy and with globally recognized brands that drive a seamless customer experience.

We derive revenues primarily from licensing and franchising our trademarks to retailers, wholesalers and franchisees all over the world. Our current licensee relationships cover over 110 countries and over 12,000 retail stores and e-commerce businesses that includes relationships with Walmart, Target Corporation (“Target”), Kohl’s Illinois, Inc. (“Kohl’s”), Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya Walmart, Big 5, Academy, JD Sports, Black’s, and REI. Our most significant licensee in the Six Months was Kohl’s, and our two most significant licensees in Fiscal 2017, Fiscal 2016, and Fiscal 2015 were Target and Kohl’s.

Recent Developments

Developments regarding Cerberus Credit Facility

On December 7, 2016, we entered into a senior secured credit facility with Cerberus Business Finance, LLC (“Cerberus”), pursuant to which we have borrowed $45.0 million under a term loan facility, which we drew down in December 2016, and $5.0 million under a revolving credit facility, which we drew down in the first six months of Fiscal 2018. As of July 29, 2017, $48.8 million in principal amount remained outstanding under the Cerberus credit facility.

Second Quarter Noncompliance

As of July 29, 2017, the end of the Second Quarter, we were not in compliance with certain financial covenants under the Cerberus credit facility. We are working with Cerberus to obtain a waiver of the events of default and/or amend certain terms of the Cerberus credit facility, but such a waiver or amendment may not be obtained, or if obtained, may not be obtained in a timely manner or on terms favorable to us. Any failure to obtain such a waiver or amendment would subject us to significant risks. As a result of these risks, there is substantial doubt about our ability to continue as a going concern. See “Liquidity—Cerberus Credit Facility” below for additional information.

Forbearance, Waiver and Amendment for First Quarter Noncompliance

As of April 29, 2017, the end of the first quarter of Fiscal 2018, we were not in compliance with certain financial and reporting covenants under the Cerberus credit facility, and from June 27, 2017 through August 11, 2017, Cerberus agreed to forbear from exercising its rights or remedies under the credit facility solely with respect to these events of default.

On August 11, 2017, we entered into an amendment (the “Cerberus Amendment”) to the Cerberus credit facility, which includes a waiver of the events of default under the credit facility relating to the first quarter of Fiscal 2018 as described above and amends certain other terms thereof, as follows:  (i) the required leverage ratio (as defined and calculated in the credit facility) has been amended to 16.00 to 1.00 through July 31, 2017, 10.50 to 1.00 through October 31, 2017, and decreasing ratios at the end of each of our fiscal quarters thereafter as set forth therein; (ii) the required fixed charge coverage ratio (as defined and calculated in the credit facility) has been amended to 0.25 to 1.00 through July 31, 2017, 0.35 to 1.00 through October 31, 2017, and increasing ratios at the end of each of our fiscal quarters thereafter as set forth therein; (iii) we have agreed to a new liquidity covenant that requires us to maintain an amount of unrestricted cash on-hand, together with the availability under the revolving credit facility of the Cerberus credit facility, of no less than $3.0 million, and (iv) the parties have agreed to certain additional administrative amendments. The Cerberus Amendment also provides that, if at any time the new liquidity covenant is not satisfied and Cerberus submits a written capital demand, we would be required to complete an equity financing resulting in net cash proceeds to us of the amount requested by Cerberus in such demand, subject to an aggregate maximum of approximately $5.5 million and certain additional conditions (such financings, the “Committed Financings”).

As a condition to effectiveness of the Cerberus Amendment, we were required to: (i) complete the Concurrent Financing, as defined and described below, and (ii) obtain a firm commitment from one or more investors to fund one or more Committed Financings if required on or before March 5, 2018, which is also described below.

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

The investors participating in the Concurrent Financing and the Committed Financing include certain of our directors, officers and large stockholders, as follows: (i) Jess Ravich, one of our directors, purchased $2.0 million of shares and was issued a warrant to purchase up to 237,834 shares in the Concurrent Financing and agreed to purchase approximately $4.0 million of shares in the Committed Financings; (ii) Robert Galvin, our Chairman of the Board, who purchased $100,000 of shares and was issued a warrant to purchase up to 5,924 shares in the Concurrent Financing and agreed to purchase $100,000 of shares in the Committed Financings; (iii) Howard Siegel, our President and Chief Operating Officer, purchased $100,000 of shares in the Concurrent Financing; and (iv) Cove Street Capital, LLC, one of our large stockholders, purchased $1.0 million of shares and was issued a warrant to purchase up to 59,241 shares in the Concurrent Financing and agreed to purchase $1.0 million of shares in the Committed Financings.

Ravich Loan

On December 7, 2016, we obtained a receivables funding loan for $5.0 million from Mr. Ravich. As of June 5, 2017, we and Mr. Ravich mutually agreed to extend the maturity date of the amounts owed under the loan to July 31, 2017, and as of August 11, 2017, we and Mr. Ravich mutually agreed to further extend the maturity date of the amounts owed under the loan to February 28, 2018. As a result, borrowings under the loan were $1.5 million as of the end of the Second Quarter and as of the date of this report.

Critical Accounting Policies and Estimates

There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.

This MD&A is based upon our condensed consolidated financial statements, included in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and assumptions, including those related to allowance for doubtful accounts, revenue recognition, deferred revenue, income taxes, valuation of intangible assets, impairment of long-lived assets, contingencies and litigation and stock-based compensation. Management bases its estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including expectations about future events. These estimates form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

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

Refer to our Annual Report and Note 2 to the condensed consolidated financial statements included in this report for a discussion of our critical accounting policies and recent accounting pronouncements.

Results of Operations

The table below sets forth certain of our consolidated statement of operation for the periods indicated. Historical results are not necessarily indicative of results to be expected in the current period or in future periods.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
			July 29,	July 30,
(amounts in thousands)	July 29, 2017	July 30, 2016	2017	2016
Revenues:
Royalty revenues	$8,011	$8,473	$14,851	$19,151
Indirect product sales	5,945	—	10,219	—
Total revenues	13,956	8,473	25,070	19,151
Costs of goods sold	4,829	—	7,837	—
Gross profit	9,127	8,473	17,233	19,151
Selling, general and, administrative expenses and amortization of intangible assets	10,105	5,942	20,163	12,344
Restructuring charges	(7)	—	121	—
Operating (loss) income	(971)	2,531	(3,051)	6,807
Interest expense and other expense, net	(1,652)	(87)	(3,279)	(284)
Income tax provision	2,002	926	1,554	2,424
Net (loss) income	$(4,625)	$1,518	$(7,884)	$4,099

Revenues

Our revenues totaled $14.0 million and $25.1 million in the three and six month periods ended July 29, 2017, respectively, as compared to $8.5 million and $19.2 million in the three and six month periods ended July 30, 2016, respectively.  Revenues during the three and six month periods ended July 29, 2017 were comprised of royalty revenues and indirect product sales.  We began recording revenues from indirect product sales in December 2016 when we acquired the Hi-Tec and Magnum brands.

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

The decrease in royalty revenues between three months ended July 29, 2017 and July 30, 2016 was primarily due to a decrease in United States royalties of $3.0 million, as we transition to our new wholesale licensing partners for sales of Cherokee branded products at many new retailers in the United States. The decrease is partially offset by an increase in royalties from the Hi-Tec and Mangum brands of $2.4 million.

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

Royalty Revenues By Brand and Geographic Region

The following table sets forth our royalty revenues by brand for the three and six month periods ended July 29, 2017 and July 30, 2016:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total
Royalty Revenues	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Cherokee Brand Royalty Revenues	$3,232	40%	$6,022	71%	$6,038	41%	$14,224	74%
Hawk Brand Royalty Revenues	1,398	17%	1,200	14%	2,685	18%	2,407	13%
Liz Lange Brand Royalty Revenues	442	6%	613	7%	948	6%	1,258	7%
Flip Flop Shops Brand Royalty Revenues	367	5%	443	5%	702	5%	799	4%
Hi-Tec and Magnum Brand Royalty Revenues	2,375	30%	—	—%	4,035	27%	—	—%
All Other Brand Revenues	197	2%	195	3%	443	3%	463	2%
Total Royalty Revenues	$8,011	100%	$8,473	100%	$14,851	100%	$19,151	100%

The following table sets forth our royalty revenues by geographic region for the three and six month periods ended July 29, 2017 and July 30, 2016:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
United States and Canada	$3,858	48%	$5,869	69%	$7,077	48%	$13,990	73%
Asia	1,148	14%	1,092	13%	2,253	15%	2,194	11%
Latin America	843	11%	621	7%	1,394	9%	1,175	6%
Africa	685	9%	342	4%	1,153	8%	602	3%
United Kingdom and Europe	983	12%	63	1%	2,074	14%	218	2%
All others	494	6%	486	6%	900	6%	972	5%
Total Royalty Revenues	$8,011	100%	$8,473	100%	$14,851	100%	$19,151	100%

Cherokee Brand Royalty Revenues

Our Cherokee brand accounted for approximately 40% and 71% of our aggregate royalty revenues for the three month period ended July 29, 2017 and July 30, 2016, respectively, and accounted for approximately 41% and 74% for the six month period ended July 29, 2017 and July 30, 2016, respectively.

During Fiscal 2017, we entered into nine new wholesale licensing arrangements covering sales of products bearing our Cherokee brand in the United States, which became operational at the beginning of Fiscal 2018. We believe these arrangements signal a significant shift in our strategy for sales of products bearing the Cherokee brand in the United States, which in the past have been governed by DTR license agreement with one U.S. retailer (Target).

Our new wholesale arrangements for U.S.sales of Cherokee branded products consist of multiple license agreements with nine different distributors, which include higher royalty rates that are consistent throught the year but lower minimum annual royalty obligations compared to our former license agreement with one retailer for sale of these products, which included included a lower and declining, tiered royalty rate but a higher minimum annual royalty obligation.

As a result, as as of the beginning of Fiscal 2018, we are no longer subject to royalty rate reductions over the course of the year for sales of our Cherokee branded products in the United States. Because U.S. wholesalers and retailers typically record their highest sales in the fourth quarter for the holiday season, we anticipate that our performance in future periods could be more strongly influenced by this seasonality of the retail business and potentially subject to more material fluctuations between periods. However, because we have less experience with the wholesale licensing model than the DTR licensing model, our forecasts and expectations regarding revenues from these arrangements may not be reliable. Since we are no longer subject to royalty rate reductions for Cherokee branded products in the U.S. we no longer have our highest revenues and profits in the first quarter and lowest in the fourth quarter.

Hawk Signature and Tony Hawk Brand Royalty Revenues

Our Hawk Signature and Tony Hawk brands accounted for approximately 17% and 14% of our aggregate royalty revenues for the three month periods ended July 29, 2017 and July 30, 2016, respectively, and accounted for approximately 18% and 13% for the six month periods ended July 29, 2017 and July 30, 2016, respectively. Sales of Hawk Signature and Tony Hawk branded provides in the United States are currently made pursuant to our exclusive DTR license agreement with Kohl’s. Kohl’s minimum annual royalty obligation under this license agreement, which applies to all sales of Hawk Signature and Tony Hawk branded products in the United States, was $4.8 million prior to January 28, 2017 and is $4.6 million for the remainder of the term of the agreement, which expires at the end of Fiscal 2018. Because retail sales did not exceed the contractual minimum guarantees in any period in 2016 or 2017, royalty revenues from sales of these brands at Kohl’s were equal to Kohl’s minimum royalty obligation for each such period. Due to the upcoming expiration of our license agreement with Kohl’s, we expect that Kohl’s may reduce sales through the remainder of Fiscal 2018 as it transitions away from selling these brands, and as a result, we do not expect to receive royalty revenues from Kohl’s in excess of its minimum royalty obligation for the duration of the term of this license agreement.

We have entered into three new wholesale license agreements (two during Fiscal 2017 and one during Fiscal 2018) for our Hawk Signature and Tony Hawk brands. These license agreements are for broad distribution of these brands in the United States for all retail categories, including specialty, mid-tier, regional, mass market, off-price and club retail. These license agreements will become operational in the middle of Fiscal 2018, after our license agreement with Kohl’s covering U.S. sales of these products becomes non-exclusive. We believe these wholesale arrangements signal a significant shift in our strategy for sales of products bearing the Hawk Signature and Tony Hawk brands in the United States, which in the past have been governed by our DTR license agreement with Kohl’s. As a result, our royalty revenues for sales of products bearing these brands in the United States are are subject to the changes, including risks and other factors, that are discussed in connection with this strategy shift under “Overview” above.

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

Hi-Tec and Magnum Brand Royalty Revenues

In December 2016, we completed the Hi-Tec Acquisition, in which we acquired the intellectual property assets of Hi-Tec Holdings BV, including the Hi-Tec, Magnum, 50 Peaks and Interceptor brands and related trademarks. We refer to these brands collectively in this MD&A and elsewhere in this report as the “Hi-Tec and Magnum brands”.

Before the Hi-Tec Acquisition, these brands were operated under a full spectrum distribution model, meaning that one group of affiliated companies owned the brands and manufactured the products. In connection with our acquisition of these brands, we sold the associated operating assets to certain operating partners and distributors and entered into new wholesale license agreements with these operating partners and distributors. Under these license agreements, which are similar to our other wholesale licensing arrangements, the operating partners and distributors have licensed certain Hi-Tec trademarks in the United States, Canada, the United Kingdom, continental Europe, South Africa and other jurisdictions in Africa. Through these license agreements and our other post-acquisition integration efforts, we are converting the Hi-Tec and Magnum brands to a branded licensing model focused on wholesale licensing.

Our integration of these assets into our business, including transitioning them from a full spectrum distribution model to our brand licensing model, amplifies this uncertainty , since these brands have not historically been marketed, distributed or sold using a licensing model and it is uncertain whether this model will be effective for these brands.

              Royalty Revenues by Geographic Region

United States and Canada

Our largest licensee in the United States in the Second Quarter and the Six Months was Kohl’s, which contributed 14% and 15% of our total revenues, respectively.  Our largest licensees in the United States in the second quarter and the first six months of Fiscal 2017 were Target and Kohl’s, which together contributed 51% and 58% of our total revenues, respectively.

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

Kohl’s.  As of the end of the Second Quarter, Kohl’s had approximately 1,100 stores in the United States. Under our license agreement with Kohl’s, Kohl’s pays royalty revenues to us based on a percentage of its sales of Hawk Signature and Tony Hawk branded products. Because retail sales did not exceed the contractual minimum guarantees in any of the periods presented, royalty revenues from our Hawk Signature brand at Kohl’s were $1.14 and $1.2 million, which accounted for 14%  and 14% of our total revenues for the Second Quarter of Fiscal 2018 and the second quarter of Fiscal 2017, respectively. Royalty revenues were $2.3 and $2.4 million, which accounted for 15% and 13% for the six months ended July 29, 2017 and July 30, 2016, respectively.

International

Most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars. As a consequence, any weakening of the U.S. dollar benefits us in that the total royalty revenues reported from our international licensees increases when the dollar weakens against applicable foreign currencies. Conversely, any strengthening of the U.S. dollar against an international licensee’s foreign currency results in lower royalty revenues from such licensee. The main foreign currencies we encounter in our operations are the Mexican Peso, the EURO, the Great British Pound, the South African Rand, the Japanese Yen, the Chinese Yuan, and the Canadian Dollar. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations, and we believe the risk and impact of these fluctuations may be mitigated by the minimum royalty obligations of our international licensees, which are all required to be paid to us in U.S. dollars. The estimated effect on our revenues of changes to applicable foreign currency exchange rates between the periods covered by this report was immaterial.

Additionally, we generally record the sales of our international licensees and franchisees in U.S. dollars. We typically receive a schedule of retail sales on a monthly and/or quarterly basis from each of our foreign licensees and franchisees that is denominated in their applicable foreign currency, and then we convert these amounts to U.S. dollars using the appropriate exchange rate for the purpose of disclosing all retail sales in U.S. dollars. For all periods, we do not consider the period‑to‑period fluctuations in foreign currency exchange rates to have had a significant effect on the accuracy of the U.S. dollar‑denominated royalty revenue figures presented in this report.

Asia and Latin America. Our royalty revenues from Asia and Latin America are generated from licensees in Japan, China, Mexico, Peru, Chile, India, and other territories mainly for our Cherokee brands. Royalty revenues from licensees in Asia and Latin America were $2.0 million in the Second Quarter compared to $1.7 million in the second quarter of Fiscal 2017, and were $3.7 million compared to $3.4 million for the six month ended July 29, 2017 and July 30, 2016, respectively.

Africa. Our royalty revenues from Africa are generated from licensees in South Africa for our Cherokee and Hi-Tec brands. Royalty revenues from licensees in Africa increased to $685 thousand in the Second Quarter compared to $342 thousand in the second quarter of Fiscal 2017 and increased to 1.2 million in the six months ended July 29, 2017 compared to $602 thousand the six months ended July 30, 2016,  primarily due to revenues from sales of products bearing our newly acquired Hi-Tec and Magnum brand.

United Kingdom, Europe and Others.  Our other international royalty revenues are generated from licensees in the United Kingdom, other countries in Europe and other territories. Royalty revenues from licensees in these territories increased to $1.5 million in the Second Quarter compared to $549 thousand in the second quarter of Fiscal 2017, and increased to $3.0 million in the six months ended July 29, 2017 from $1.2 million in the six months ended July 30, 2016, primarily due to revenues from sales of products bearing our newly acquired Hi-Tec and Magnum brands.

Indirect Product Sale Revenues

We began recording revenues from indirect product sales in December 2016 upon completion of the Hi-Tec Acquisition. Indirect product sale revenues totaled $5.9 million and $10.2 million in the Second Quarter and the Six Months, respectively.

We maintain indirect product sale relationships with a minimal number of customers of the Hi-Tec and Magnum brands. These indirect product sale relationships pre-existed our acquisition of the Hi-Tec and Magnum brands, and we do not intend to expand this model to other customers of these brands or to our other owned or represented brands. Moreover, we intend to transition the wholesalers and government entities with which we maintain these relationships to new licensing agreements that are more consistent with our arrangements with other licensees. If and as these transitions occur, our revenues from indirect product sales and the corresponding cost of goods sold may vary significantly from period-to-period; however, we expect gross profit to remain relatively consistent. These indirect product sale arrangements subject us to certain risks, see item 1A, “Risk Factors,” for additional information.

Cost of Goods Sold

Cost of goods sold consists of payments we remit to manufacturers or distributors of purchased products that are sold to wholesalers and government entities as indirect sales, as described under “Revenues-Overview” above. We began recording cost of goods sold in December 2016 upon completion of the Hi-Tec Acquisition, and we recorded a total of $4.8 million and $7.8 million in cost of goods sold in the Second Quarter and the Six Months, respectively.

Selling, General and Administrative Expenses

The following table sets forth detailed information regarding the components for selling, general and administrative expenses for the three and six month periods ended July 29, 2017 and July 30, 2016:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(amounts in thousands)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$3,332	$2,238	$7,285	$4,984
Corporate expenses	2,304	1,193	4,126	2,403
Transaction costs/U.S. business development/IP protection costs/Integration costs	1,776	637	3,822	1,366
Marketing expenses	1,614	735	2,640	1,266
Product development expenses	134	165	324	362
Non cash stock-based compensation	558	617	1,094	1,253
Depreciation and amortization	387	357	872	710
Total selling, general, administrative and amortization expenses	$10,105	$5,942	$20,163	$12,344

Selling, general and administrative expenses, including amortization of intangible assets, were $10.1 million and $20.2 million in the Second Quarter and Six Months, respectively, compared to $5.9 million and $12.3 million in the second quarter and six month period of Fiscal 2017, respectively, representing an increase of $4.2 million for the quarterly periods and $7.8 million between the six-month periods.  These increases were primarily due to the inclusion of operating and integration costs for the Hi-Tec acquisition during the Second Quarter and Six Months.

Interest and Other Income (Expense)

Interest expense for the Second Quarter and Six Months was $1.6 million and $3.1 million, respectively, as  compared to $0.2 million and $0.4 million for the second quarter and first six months of Fiscal 2017, respectively. Interest expense for the Second Quarter and Six Months primarily consisted of interest payments under our credit facility with Cerberus and our receivables funding loan from Mr. Ravich, both of which we entered into in December 2016 in connection with the Hi-Tec Acquisition. Interest expense for the second quarter and first six months of Fiscal 2017 primarily consisted of interest payments under our former credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), which was repaid in full and cancelled in December 2016 in connection with the Hi-Tec Acquisition.

Tax (Benefit) Provision

During the Second Quarter and Six Months, we recorded a tax provision of $2.0 million and $1.6 million, respectively, which equates to an effective tax rate of 76.4% and 24.5% for the respective periods, as compared to a tax provision of $0.9 million  and $2.4 million, and an effective tax rate of 37.9 and 37.2% recorded for the second quarter and first six months of Fiscal 2017, respectively. The effective tax rate for the Second Quarter and Six Months differs from the statutory rate due to the effect of certain permanent nondeductible expenses, the change in valuation allowance recorded against certain foreign deferred tax assets, unrecognized tax benefits, amortization of tax deductible goodwill acquired in the Hi-Tec Acquisition that is not an available source of income to realize deferred tax assets, foreign tax rate differential, the apportionment of income among state jurisdictions, and the benefit of certain tax credits.

Net (Loss) Income

During the Second Quarter and Six Months,  our net loss was $4.6 million and $7.9 million,  or $(0.36) and $(0.61) per diluted share, respectively, compared to net income of $1.5 million and $4.1 million,  or $0.17 and $0.47 per diluted share, respectively, for the second quarter and first six months of Fiscal 2017.

Liquidity and Capital Resources

Cash Flows

On July 29, 2017, we had cash and cash equivalents of $3.7 million, which decreased $4.7 million from January 28, 2017.

Cash used in operations during the Six Months was $6.1 million compared to cash provided by operations of $5.4 million in the first six months of fiscal 2017. The decrease of $11.4 million between the periods was primarily due to changes in: (i) net (loss) income, which decreased by $12.0 million between periods; (ii) accounts payable and other accrued payables, which decreased cash by $6.6 million in the Six Months as compared to an increase of  $0.2 million in the first six months of Fiscal 2017; (iii) deferred revenue, which decreased cash by $2.4 million as compared to an increase of $0.03 million in the first six months of Fiscal 2017; partially offset by changes in: (iv) accounts receivable, which increased cash by $5.3 million in the Six Months as compared to a decrease of $0.6 million in the first six months of Fiscal 2017; (v) prepaids and other current assets, which increased cash by $2.0 million compared to a decrease of $0.1 million in the first six months of Fiscal 2017.

Cash used in investing activities was $0.4 million during the Six Months, which consisted primarily of capital expenditures for property and equipment. Cash used in investing activities during the six months ended July 30, 2016 was $0.2 million.

Cash provided by financing activities was $1.8 million during the Six Months, which consisted of proceeds of of $5.0 million from our revolving credit facility with Cerberus, partially offset by $0.8 million in payments under our Cerberus credit facility and $2.5 million in payments under our receivables funding loan from Mr. Ravich. In comparison, cash used in financing activities was $5.2 million during the first six months of Fiscal 2017, which consisted primarily of principal payments on our outstanding term loans under our former credit agreement with JPMorgan.

Cerberus Credit Facility

On December 7, 2016, we entered into a senior secured credit facility with Cerberus, pursuant to which we have borrowed $45.0 million under a term loan facility, which we drew down in December 2016, and $5.0 million under a revolving credit facility, which we drew down in the Six Months. We used the proceeds from the term loan facility to fund the Hi-Tec Acquisition, including the repayment of the outstanding indebtedness of Hi-Tec Holdings, and to repay all amounts owed under our former credit facility with JPMorgan, and we have used the proceeds from the revolving credit facility for general working capital. Our borrowings under the Cerberus credit facility are subject to certain maintenance and other fees. The terms of the Cerberus credit facility include financial covenants that set financial standards we are required to maintain and operating covenants that impose various restrictions and obligations regarding the operation of our business, including covenants that require us to obtain Cerberus’s consent before we can take certain specified actions. As collateral for the Cerberus credit facility, we granted a first priority security interest in favor of Cerberus in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries.

As of April 29, 2017, the end of the first quarter of Fiscal 2018, we were not in compliance with certain reporting and financial covenants under the Cerberus credit facility. As described under “Recent Developments—Developments regarding Cerberus Credit Facility—Forbearance, Waiver and Amendment for First Quarter Noncompliance” above, from June 27, 2017 through August 11, 2017, Cerberus agreed that it would forbear from exercising its rights or remedies under the Cerberus credit facility solely with respect to these events of default relating to the first quarter of Fiscal 2018, and on August 11, 2017, we obtained a waiver from Cerberus of these events of default and we agreed with Cerberus to amend certain terms of the Cerberus credit facility, including certain of our financial covenants, in the Cerberus Amendment.

As of July 29, 2017, the end of the Second Quarter, we were not in compliance with certain financial covenants under the Cerberus credit facility. As described under “Recent Developments—Developments regarding Cerberus Credit Facility—Second Quarter Noncompliance” above. We are working with Cerberus to obtain a waiver of the events of default and/or amend certain terms of the Cerberus credit facility, but such a waiver or amendment may not be obtained, or if obtained, may not be obtained in a timely manner or on terms favorable to us. Any failure to obtain such a waiver or amendment would subject us to significant risks. These risks include Cerberus’s right to terminate its obligations under the credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on our assets that serve as collateral for the borrowed amounts. If Cerberus elects to exercise any of these rights, our financial condition and ability to continue operations could be materially jeopardized. Further, even if Cerberus agrees to a waiver or amendment with respect to these events of default, it may require that we comply with additional covenants or other requirements as a condition to the waiver or amendment, which could impose burdensome obligations on our operations and financial condition that we may not be able to satisfy.

Concurrent Financing and Committed Financing

As described under “Recent Developments—Concurrent Financing and Committed Financing” above, on August 11, 2017 and as required by the terms of the Cerberus Amendment, we received from several investors, including certain of our directors, officers and large stockholders, agreements to purchase securities from us for net cash proceeds of approximately $4.0 million in the Concurrent Financing, which closed on August 17, 2017, and we secured a firm commitment from certain of these investors to, if we do not satisfy certain liquidity covenants required by the Cerberus Amendment at any time on or before March 5, 2018, fund one or more Committed Financings for additional net cash proceeds of up to $5.5 million.

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

Our DTR license arrangements for U.S. sales of products bearing our Cherokee, Hawk Signature and Tony Hawk, and Liz Lange brands have recently expired or will expire at the end of Fiscal 2018, and we have engaged various wholesale licensees to sell all of these brands in the United States following such expirations. As described above, the transition of U.S. sales of these brands to a wholesale licensing model could have material effects on our results of operations, including the level of royalty revenues we record in the near term and in the longer term and the effects of seasonality and other patterns in our performance. To the extent our liquidity depends upon cash flows from operations, these effects could also have a significant impact on our short-term and long-term liquidity.

Since our completion of the Hi-Tec Acquisition in December 2016, we have been engaged in integration efforts to convert the acquired Hi-Tec and Magnum brands from a full spectrum distribution model to a wholesale licensing model. Because these brands have not historically been marketed, distributed or sold using a licensing model, it is uncertain whether this model will be effective for these brands and we may not able to reliably forecast or predict the cash flows we can expect from sales of products bearing these brands in future periods. In addition, our post-acquisition conversion and integration efforts have required, and will continue to require, significant costs, which could have a material negative impact on our liquidity.

We cannot predict our revenues and cash flows that will be generated from operations in future periods, and they could be materially lower than we expect. If our revenues and cash flows are lower than we anticipate, or if our expenses are higher than we anticipate, then we may not have sufficient cash available to fund our planned operations and we could again fail to comply with the terms of our credit facility with Cerberus or our other contractual commitments. For example, our current noncompliance with certain financial covenants in the Cerberus credit facility involves significant liquidity risks, including Cerberus’s right to accelerate all outstanding amounts if we are not able to obtain a waiver of these events of default, which risks have caused substantial doubt about our ability to continue as a going concern. If our revenues and cash flows are not sufficient to fund our operations and expenses, then we may need to take steps to reduce expenditures by scaling back operations and reducing staff related to these activities or seek funds from other sources, which may not be available when needed, on acceptable terms or at all, or we may be subject to other capital or operational restrictions and risks. See Part II, Item 1A, “Risk Factors”, for additional information.

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

As of July 29, 2017, we had approximately $48.8 million in principal amount of outstanding indebtedness owed under our credit facility with Cerberus, all of which is due in December 2021. We expect our total interest payment obligations under our outstanding indebtedness to be approximately $4.6 million in Fiscal 2018, $2.3 million of which had been paid when due as of July 29, 2017.We may seek to refinance all or a portion of this indebtedness before its maturity date. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all.

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

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our credit facility with Cerberus, a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for the six month period ended July 29, 2017.

Foreign Currency

We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar. Although significant fluctuations in exchange rates could materially impact our results of operations and cash flows, we believe the risk and impact of these fluctuations may be mitigated by the minimum royalty obligations of our international licensees, which are all required to be paid to us in U.S. dollars. For the six month period ended July 29, 2017, revenues from international licensing activities comprised 56% of our total revenues. A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $0.8 million during the six month period ended July 29, 2017, which represents 6% of our total revenues reported for the period. This amount is not considered to represent a material effect on our results of operations or cash flows.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 29, 2017 as a result of the following un-remediated material weaknesses, which are described in further detail Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (our “Annual Report”):

•

Consolidation of New Subsidiary.  Management concluded there was a material weakness in the design and operation of controls over our closing processes in connection with the consolidation of the newly acquired operations of Hi-Tec International Holdings B.V. (“Hi-Tec Holdings”).

•

Application of Purchase Accounting Rules.  Management also concluded there was a material weakness in controls over our application of applicable purchase accounting principles in connection with our acquisition of Hi-Tec Holdings (the “Hi-Tec Acquisition”).

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

•

Completion of Post-Acquisition Integration Efforts.  Since completion of the Hi-Tec Acquisition, we are making significant post-acquisition integration efforts to convert the acquired assets to our brand licensing model. For financial and accounting purposes, these efforts involve converting Hi-Tec Holdings’ financial, accounting and reporting controls and other related procedures to reflect the sale and separation of this entity’s former operating assets and to integrate the acquired entity and the retained assets into our existing procedures for a brand licensing business. In the Six Months, we continued to implement these efforts, and we expect these efforts to continue through Fiscal 2018.

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

ITEM 1A. RISK FACTORS

The occurrence of any of the risks, uncertainties and other factors described below and elsewhere in this report, our Annual Report and the other documents we file with the SEC could have a material adverse effect on our business, financial condition, results of operations and stock price, and could cause our future business, financial condition, results of operations and stock price to differ materially from our historical results and the results contemplated by any forward-looking statements we may make herein, in any other document we file with the SEC or in any press release or other written or oral statement we may make. You should carefully consider all of these risks and the other information in this report and the other documents we file with the SEC before making any investment decision with respect to our securities. The risks described below and elsewhere in this report are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business, financial condition and results of operations or cause our stock price to decline.

Risks Related to Our Business

Our business is subject to intense competition.

Royalties paid to us under our licensing agreements are generally based on a percentage of our licensees’ net sales of licensed products. Additionally, franchisees of our Flip Flop Shops brand pay us a percentage of their net sales. Merchandise bearing our Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, Sideout and other brand names, all of which are manufactured and sold by domestic and international wholesalers and retail licensees, as well as merchandise sold by Flip Flop Shops retail shops, are subject to extensive competition by numerous domestic and foreign companies. Such competitors with respect to the Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, Liz Claiborne, and private label brands (developed by retailers) such as Faded Glory, Arizona and Route 66, and competitors with respect to the Hi-Tec and Magnum brands include Merrell, Keen, North Face, Timberland, Bates, Wolverine and other private label brands. Factors that shape the competitive environment for our brands include quality of garment or accessory construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in-store and online), and the manufacturer’s ability to respond quickly to retailer and consumer demand.

Our business plan in the United States is focused on creating strategic alliances with major retailers and wholesalers for their sale of products bearing our brands, which we seek to accomplish by licensing our trademarks directly to retailers, engaging wholesalers to manufacture products bearing our brands and sell these products to retailers, and entering into franchise relationships with Flip Flop Shops retail store owners. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our franchisees’ ability to sell products bearing our or third-party brands, and the ability of our licensees and franchisees to respond to ever-changing consumer demands. Failures with respect to any of these factors could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products. Further, we cannot control the level of resources that our licensees or franchisees commit to supporting our brands, and our licensees may choose to support products bearing other brands to the detriment of our brands because our agreements generally do not prevent our licensees from licensing or selling products of third parties, including our competitors.

In addition, we compete with other companies that own established trademarks, which have entered into, and could continue to enter into, similar arrangements with retailers and wholesale manufacturers in the United States and internationally, including with our existing retail and wholesale partners, thereby competing with us for consumer attention, limited floor and rack space in the same stores in which our branded products are sold and the time and resources of wholesale licensees that manufacture our products. These companies may be able to respond more quickly to changes in retailer, wholesaler and consumer preferences and devote greater resources to brand acquisition, development and marketing. We may not be able to compete effectively against these companies.

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

In our wholesale licensing relationships, we license our brands to manufacturers that produce and import various categories of apparel, footwear, home products and accessories under our trademarks and sell the licensed products to retailers. We have some historical wholesale licensees with respect to some of our brands and we have recently entered into several new wholesale arrangements, primarily covering sales of products bearing our newly acquired Hi-Tec and Magnum brands and sales of products bearing our Cherokee, Hawk Signature and Tony Hawk and Liz Lange brands in the United States. We believe these arrangements signal a significant shift in our business strategy,  from our historical focus on DTR licensing for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands. Although we believe these new wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships and may provide additional avenues to obtain brand recognition and grow our Company, these expectations could turn out to be wrong. If we do not achieve the intended or expected benefits of our strategy shift toward wholesale arrangements, our results of operations, liquidity and financial condition could be materially adversely affected. Moreover, we have less experience with the wholesale licensing model than the DTR licensing model and we may find it difficult to develop reliable forecasts and expectations regarding royalty revenues from these arrangements, either of which could harm our business and our operating results.

The terms of our wholesale licensing arrangements differ in certain important ways from the terms of our DTR licensing arrangements. For instance, the minimum annual royalty obligations under our wholesale licensing arrangements are significantly smaller than the minimum annual royalty obligations in some of our Direct to Retail licensing arrangements, including our former license agreement with Target for our Cherokee brand and our license agreement with Kohl’s Illinois, Inc. (“Kohl’s”) for our Hawk Signature and Tony Hawk brands. Also, our new wholesale license agreements for the Cherokee brand and the Hi-Tec and Magnum brands are not subject to reducing royalty rates based on cumulative sales levels, as was our former license agreement with Target for the Cherokee brand. These different terms could have a material impact on our performance as we begin to recognize royalty revenues from these new wholesale licensees and to the extent we pursue similar wholesale arrangements in the future. For example, the consistent royalty rates of wholesale licensing arrangements could cause our performance and cash flows to be more strongly influenced by the seasonality of the retail business and thus subject to more material fluctuations between periods, and the lower minimum royalty obligations could cause our aggregate annual royalty revenues to decline if retail sales volume for our brands decreases and we become dependent on minimum royalty obligations.

Additionally, in wholesale licensing arrangements, we have limited ability to control various aspects of the manufacturing process, including access to raw materials, the timing of delivery of finished products, the quality of finished products and manufacturing costs. Our wholesale licensees may not be able to produce finished products of the quality or in the quantities that are sufficient to meet retailer demand, in a timely manner or at all, which could result in an inability to generate revenues from any such products and loss of retailer confidence in our brands. On the other hand, wholesale licensees may produce inventory in excess of retailer and consumer demand, in which case over-supply may cause retail prices of products bearing our brands to decline. Additionally, there may be delays in the manufacturing process over which we have no control, including shortages of raw materials, labor disputes, backlogs or insufficient devotion of resources to the manufacture of products bearing our brands. Further, we compete with other brand owners for the time and resources of our wholesale distributors, which could curtail or limit our ability to engage new or maintain relationships with existing wholesale licensee partners on acceptable terms or at all. Interruptions in the supply of products bearing our brands or lapses in quality could adversely impact our reputation and financial condition. Further, the unplanned loss of any of our wholesale licensees could lead to inadequate market coverage for retail sales of products bearing our brands, create negative impressions of us and our brands with retailers and consumers and add downward pricing pressure on products bearing our brands as a result of liquidating a former wholesaler’s inventory of such products, any of which could harm our performance.

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

The acquisition of these brands and our conversion of their distribution model to align with our brand licensing model are subject to significant risks, as these brands have not historically been marketed, distributed and sold in this manner and it is uncertain whether this model will be effective for these brands. As a result, we may not be able to reliably forecast or predict the impact of these brands on our revenues or other aspects of our results of operations. Further, the roles and responsibilities of the various parties in the distribution chain for these products, including our Company, as the licensor of the brands and overseer of high-level marketing strategies, the wholesalers we engage to manufacture and distribute products bearing these brands, and the retailers to which the wholesalers sell these products for ultimate resale to consumers, will be different following our conversion of these brands to our brand licensing model. The wholesalers we have engaged for these brands to date, which consist primarily of former operating partners and distributors of these brands, may not be familiar with or accustomed to our brand licensing model and may not be successful in converting their distribution efforts to align with this model. Further, as we make efforts to expand these brands to new geographic and consumer markets, we expect to pursue new arrangements with additional wholesale licensees for these brands. However, any such efforts are subject to risks, including risks associated with engaging new licensees, which may not be willing to operate within our licensing business model or able to generate material revenues to us under this model, and risks associated with expanding to new markets, which may consist of retailers and consumers that are not familiar with or unwilling to accept our brands. Any such outcome could result in failures to sell products bearing these brands in volumes and at prices that generate expected revenue levels to us.

Additional risks associated with our acquisition of these brands include, among others, the following: (i) we expect our strategy for these brands to focus on wholesale licensing, and as a result, our efforts to build this brand will be subject to all of the risks associated with wholesale arrangements, including our dependence on third parties that we do not control, our lack of significant experience with wholesale arrangements and the other risks of wholesale licensing discussed elsewhere in these risk factors; (ii) the geographic scope of these brands is more significant than many of our other brands, and as a result, these operations will amplify the risks related to the international scope of our business, including less effective and less predictable protection and enforcement of our intellectual property in some jurisdictions and the other risks associated with our international operations discussed elsewhere in these risk factors; (iii) our conversion of the business model for these brands has required and will continue to require significant efforts, costs and other resources, which diverts attention from our other brands and other business functions and could cause the performance of our other brands or our business generally to suffer; and (iv) the acquisition of these brands has already involved significant costs, including the cash purchase price for the assets and our other expenses associated with the transaction, which has forced us to increase our debt levels and use substantial amounts of cash on-hand and which puts significant pressure on our liquidity, particularly in light of the risks associated with our ability to manage and grow these brands under a new licensing model.

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

We rely on the accuracy of our licensees’ and franchisees’ sales reports for reporting and collecting our royalty revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported or collected.

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

In addition to our historical focus on our Direct to Retail licensing model (which we refer to as “Direct to Retail” or “DTR”),  we are shifting our focus for some of our key brands, including sales of Cherokee, Hawk Signature and Tony Hawk and Liz Lange branded products in the United States and sales of our Hi-Tec and Magnum brands globally, to a wholesale licensing strategy. We also commenced franchising operations with our acquisition of the Flip Flop Shops brand in late 2015. Although we believe our pursuits of these wholesale and franchise models may diversify our sources of revenue, these models could themselves be unsuccessful and could divert management’s attention and other resources, including time and capital, from our historical focus on our Direct to Retail licensing strategy. As a result, our future success depends in part on our ability to successfully manage these multiple licensing and selling models. If we are unable to manage our wholesale and franchise arrangements together with our Direct to Retail licensing model, then our financial condition and prospects could be materially harmed.

Our business depends in part on the success of our Direct to Retail licensing model.

Although we have recently commenced franchise operations and established additional wholesale licensing arrangements, we have historically been focused on our Direct to Retail licensing model and it continues to be an important part of our operations. In Direct to Retail licensing, we grant retailers a license to use our trademarks on certain categories of merchandise. We believe the Direct to Retail licensing model has become more widely accepted by many retailers worldwide, and our business plan is based in part on the continued success of this model with our current licensees and with new retailers we may solicit to license our brands in new territories and additional product categories as we seek to expand this part of our business. However, our expectations regarding the Direct to Retail licensing model may turn out to be wrong, and it may not grow as we anticipate. If our current or potential future retail licensees do not perceive our Direct to Retail licensing model to be advantageous to them, then they may move away from this model and instead embrace alternatives, such as purchasing from wholesalers or manufacturing private label products. Such a change in perception could occur for a variety of reasons, including reasons based on retailers’ beliefs or expectations that may not turn out to be accurate. If our Direct to Retail licensing model ceases to be attractive to retailers, then we would be unable to continue to pursue this aspect of our business plan and our financial condition and performance could suffer material adverse effects.

Royalty revenues from our Hawk Signature and Tony Hawk brands largely depend on Kohl’s through Fiscal 2018.

In January 2014, we acquired the Hawk Signature and Tony Hawk brands. Concurrently with this acquisition, we entered into a DTR license agreement with Kohl’s, pursuant to which Kohl’s has the exclusive right to sell Tony Hawk and Hawk Signature branded apparel and related products in the United States. We agreed to this exclusive license in part based on our expectation that royalty revenues from Kohl’s for these brands would grow, but this revenue growth has not occurred to date. Further, because our license agreement with Kohl’s will expire at the end of Fiscal 2018, we expect that Kohl’s may reduce sales through the remainder of Fiscal 2018 as it transitions away from selling these brands, and as a result, we do not expect to receive royalty revenues from Kohl’s in excess of its minimum royalty obligation for the duration of the term of the license agreement. Royalty revenues from Kohl’s sales of Hawk Signature and Tony Hawk branded products accounted for 14% or more of our total revenues for each of Fiscal 2017, Fiscal 2016 and Fiscal 2015, and accounted for 15% of our total revenues for the first six months of Fiscal 2018. We recently entered into three new wholesale license agreements (two during Fiscal 2017 and one during Fiscal 2018) for our Hawk Signature and Tony Hawk brands, to take effect in the middle of Fiscal 2018 after our agreement with Kohl’s becomes non-exclusive, but the level of royalty revenues we may generate from these new license agreements is uncertain and may be less than we currently receive under our existing agreement with Kohl’s. In addition, and as with our Cherokee brand, we believe these wholesale arrangements signal a significant shift in our strategy for sales of products bearing the Hawk Signature and Tony Hawk brands in the United States, which in the past have been governed solely by our DTR license agreement with Kohl’s. As a result, our royalty revenues for sales of products bearing these brands in the United States after expiration of our license agreement with Kohl’s are subject to many of the same changes, including risks and other factors, that we expect with respect to our Cherokee brand, which are discussed in these risk factors above.

Our business has historically been largely dependent on royalties from Target, which no longer sells Cherokee branded products and will cease selling Liz Lange branded products at the end of Fiscal 2018.

Until January 31, 2017, Target Corporation (“Target”) had exclusive rights to Cherokee branded products for all product categories in the United States. Royalty revenues from Target’s sales of Cherokee branded products accounted for greater than 35% of our total revenues for each of Fiscal 2017, Fiscal 2016 and Fiscal 2015. However, our license agreement with Target covering sales of Cherokee branded products in the United States in all product categories except for school uniforms expired on January 31, 2017. Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category will expire at the end of its current term on January 31, 2018, and will continue to generate royalty revenues to us until its expiration.

Replacing the royalty revenues from Target for Cherokee branded products is a significant challenge, as it requires us to establish relationships with new licensees, which may have no experience with us or the Cherokee brand, and generate demand for product bearing the Cherokee brand among new customer and consumer groups, which could take many years and involve significant costs. As a result, we may never be able to generate the level of royalty revenues from U.S. sales of our Cherokee brand that we historically received from Target. Even though we have entered into arrangements with wholesale licensees for sales of Cherokee branded products in the United States, which became operational at the beginning of Fiscal 2018, any revenues we may receive from these new wholesale licensees or any other licensees or franchisees may not be sufficient to offset the lost royalty revenues from Target, particularly in the near term as these new wholesale arrangements begin to gain traction with new retailers and consumer bases. If we are not successful in replacing Target’s royalty revenues with equal or greater royalties from other partners, the termination of this license agreement could have a material adverse effect on our revenues and cash flows.

In addition, Target has also had exclusive rights to Liz Lange branded products in all product categories in the United States since our acquisition of this brand in 2012. We acquired the Liz Lange brand in part based on our expectation that royalty revenues from Target for this brand would grow. This license agreement, along with the agreement covering sales of Cherokee branded products in the school uniforms category, will expire at the end of their current terms on January 31, 2018, and will continue to generate revenues to us until their expiration. Due to the upcoming expiration of these agreements, we expect that Target may reduce sales through the remainder of Fiscal 2018 as it transitions away from selling these brands, and as a result, we do not expect to receive royalty revenues from Target in excess of its minimum royalty obligations for these brands for the duration of the term of the license agreement. In addition, although we have entered into wholesale license agreements with new licensees for Cherokee branded products in the school uniforms category and for Liz Lange branded maternity products, which will become effective upon the expiration of our continuing license agreements with Target covering these products, our ability to generate royalty revenues from these new wholesale arrangements is subject to the same risks and challenges described above with respect to the Cherokee brand generally. The occurrence of any of these risks could adversely affect our results of operations and prospects.

The failure of our licensees or franchisees to sell products bearing our brands or that otherwise generate royalties to us, to pay us royalties for such products or to renew their license or franchise agreements with us could result in a decline in our results of operations.

Our revenues are dependent on royalty payments made to us under our license and franchise agreements. Although the license agreements for our brands in some cases provide for minimum annual royalty payments to us, the failure of our licensees or franchisees to satisfy their obligations under their agreements with us, their decision to not renew their agreements with us or their inability to grow or maintain their sales of products bearing our brands or their businesses generally could cause our revenues to suffer. Further, while we historically have been dependent on our relationships with Target and Kohl’s, the failure by any of our other material licensees or franchisees or the concurrent failure by several licensees or franchisees to meet their financial obligations to us or to renew their respective license or franchise agreements could materially and adversely impact our results of operations and our financial condition.

Our indirect product sales of the Hi-Tec and Magnum brands involve risks, including certain collection and credit risks and decreased comparability of our operating results.

Since our acquisition of the Hi-Tec and Magnum brands in December 2016, we have been indirectly selling footwear bearing these brands to certain select wholesalers and government entities that are customers of these brands. In these arrangements, the purchasers of the products place their product orders directly with us, which we then forward to a manufacturer or distributor for the manufacture and delivery of the products directly to the original purchaser. The wholesalers and government entities that purchase products under these arrangements submit payments directly to us for their product orders, the amount of which is typically based on a pre-established percentage mark-up to our cost, and we then pay the manufacturer or distributor of the purchased products for the cost of the order. As a result, we retain a percentage of the payments made to us by wholesalers and government entities under these arrangements. We began recording revenues from these arrangements in December 2016 when we acquired these brands, and in Fiscal 2017 and the first six months of Fiscal 2018, we recorded a total of $6.6 million and $10.2 million, respectively, in indirect product sale revenues, of which a total of $5.1 million and $7.8 million, respectively, was paid to manufacturers or distributors as a cost of the product sales.

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

Many of our licensees and franchisees are located outside the United States, as we franchise our Flip Flop Shops brand and market and license our other brands outside the United States. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide our international licensees and franchisees. During Fiscal 2017 and the first six months of Fiscal 2018, approximately 37% and 52% of our total revenues, respectively, were derived from our international licensees and franchisees. In addition, our business associated with our newly acquired Hi-Tec and Magnum brands is managed and operated by our Dutch subsidiary that we formed for the purpose of the acquisition.

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

Our success is dependent on the strength of our brands. If we are unable to timely and appropriately respond to changing consumer demand, the strength of our brands may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider one or more of our brands to be outdated or associate one or more of our brands with styles that are no longer popular. In the past, many apparel companies have experienced periods of rapid growth in sales and revenues followed by periods of declining sales and losses. Our business may be similarly affected in the future.

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

Although we have developed and initiated a remediation plan designed to address the material weaknesses we have identified, this plan may not be fully implemented in a timely or effective manner, the remedial measures included in the plan will involve significant time and costs and will distract management from our core business operations, and these remedial measures could be insufficient to address the material weaknesses. In addition, our remediation efforts may be negatively impacted by our recent dismissal of our former independent auditor and engagement of a new independent auditor, which may cause delays or inefficiencies in the implementation of our remediation plan due to distraction of our finance and compliance team while the auditor transition is occurring. Moreover, even if we are successful in strengthening our controls and procedures, these controls and procedures may not be adequate in future periods and additional material weaknesses or significant deficiencies in our internal control could occur or be discovered. If any of these risks were to occur, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Any such restatement could lead to substantial additional costs for accounting and legal fees, litigation, significant reputational harm and material declines in our stock price.

Compliance with changing securities laws, regulations and financial reporting standards could increase our costs and pose challenges for our management team, and any compliance failures could materially harm our business.

Existing laws, regulations, listing requirements and other standards relating to corporate governance and public disclosure significantly increase the costs and risks associated with operating as a publicly traded company in the United States. Our management team devotes significant time and financial resources to try to comply with existing and evolving standards for public companies. However, notwithstanding our efforts, we failed to comply with the SEC’s reporting deadlines applicable to our Annual Report and to our quarterly report for the first quarter of Fiscal 2018, and it is possible that additional financial and other public reports we are obligated to file in the future also may not be considered timely, accurate or complete. In order to re-establish compliance with our public reporting requirements, we intend to hire additional personnel, engage consultants or other third-party advisors and change certain of our internal practices, standards and policies, which could significantly increase our costs and divert management’s time and attention from revenue-generating activities. In addition, noncompliance with these reporting requirements could subject us to sanctions or investigation by regulatory authorities, such as the SEC, which could involve fines or other penalties, and could also adversely affect our financial results, result in a loss of investor confidence in the reliability of our financial information and other public disclosures and jeopardize the listing of our common stock on the NASDAQ Global Select Market, as described elsewhere in these risk factors. If any of these risks were to occur, our business and reputation could be materially adversely affected and the market price of our common stock could materially decline.

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

Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) problems assimilating new brands or other assets into our business and our brand licensing model; (ii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iii) difficulties and costs in combining the operations and personnel of an acquired business with our operations and personnel, including any failure to retain key employees, customers, vendors, manufacturers or other service providers or partners of an acquired business, any failure to convert and integrate acquired assets into our branded licensing business model, and challenges forecasting revenues and expenses for newly acquired brands; (iv) significant or unanticipated costs associated with an acquisition, including incurrence of contingent liabilities, amortization charges associated with acquired assets, write-offs of goodwill or trademarks, capital expenditures and accounting, legal and other transaction expenses; (v) any inability to realize the intended synergies and other benefits of an acquisition or transaction, particularly if our assumptions about sales, revenues, operating expenses and costs of acquired assets or businesses turn out to be wrong; (vi) diversion of management’s attention from our core business and our existing brand portfolio; (vii) adverse effects on existing business relationships; (viii) risks associated with foreign acquisitions or otherwise entering new geographic or customer markets, such as our acquisition of the Hi-Tec and Magnum brands in December 2016, including regional differences in consumer preferences, branding standards and the general conduct of business, less effective and less predictable protection and enforcement of intellectual property in some foreign jurisdictions and the other risks related to doing business outside the United States discussed elsewhere in these risk factors; and (ix) risks associated with new types of business arrangements in which we have no or limited prior experience, such as our acquisition of franchise agreements and entry into the franchising business upon our acquisition of the Flip Flop Shops brand in October 2015. Accordingly, our recent acquisitions as well as any future transactions we pursue may not result in the anticipated benefits and could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We entered into a credit facility with Cerberus Business Finance, LLC (“Cerberus”) in December 2016.  As of July 29, 2017, we had approximately $48.8 million in principal amount of outstanding indebtedness owed under our credit facility with Cerberus, all of which is due in December 2021, and approximately $1.5 million in principal amount of outstanding indebtedness owed under our receivables funding loan from Mr. Ravich.

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

As of April 29, 2017, the end of the first quarter of Fiscal 2018, we were not in compliance with certain reporting covenants under the Cerberus credit facility as a result of our late filing of our quarterly report for the first quarter of Fiscal 2018 and we had failed to meet certain of the financial covenants set forth in the Cerberus credit facility, namely the “leverage ratio” and “fixed charge coverage ratio” covenants, each as defined in the credit facility. From June 27, 2017 through August 11, 2017, Cerberus agreed that it would forbear from exercising its rights or remedies under the Cerberus credit facility solely with respect to these events of default, and on August 11, 2017, we entered into an amendment to the Cerberus credit facility that includes a waiver from Cerberus of these events of default and amends certain other terms thereof, including relaxing our leverage ratio and fixed charge coverage ratio covenants. However, the terms of the amendment require us to comply with a new liquidity covenant, which obligates us to maintain certain specified levels of unrestricted cash on-hand, and also required, as a condition to effectiveness, that we complete an equity financing for net cash proceeds of $4.0 million and obtain contractual commitments for additional equity financings for up to $5.5 million of net cash proceeds if the new liquidity covenant is not satisfied at any time on or before March 5, 2018. On August 11, 2017, we entered into agreements to obtain these required cash proceeds and commitments for additional cash proceeds with several investors, including certain of our directors, officers and large stockholders, which have created a conflict of interest between us and these investors that could have negative effects.

Further, as of July 29, 2017, the end of the second quarter of Fiscal 2018, we again failed to comply with certain of the financial covenants set forth in the Cerberus credit facility, namely the “leverage ratio” and “fixed charge coverage ratio” covenants, as each was amended as described above. Although we are working with Cerberus to obtain a waiver of the events of default and/or further amend certain terms of the Cerberus credit facility, we may not be able to obtain such a waiver or amendment in a timely manner, on terms favorable to us, or at all. Any failure to obtain such a waiver or amendment or any other failure to comply with the Cerberus credit facility in the future would subject us to significant risks, including Cerberus’s ability to exercise any of its rights described above upon the occurrence of an event of default. If Cerberus elects to exercise any of these rights, our financial condition and ability to continue operations could be materially jeopardized. Further, even if Cerberus agrees to a waiver or amendment with respect to these or any future events of default, it may require that we comply with additional covenants or other requirements as a condition to the waiver or amendment, which could impose burdensome obligations on our operations and financial condition that we may not be able to satisfy.

We may seek to refinance all or a portion of our indebtedness in the future. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired or at all.

In addition, our overall level of indebtedness could adversely affect our operations and liquidity by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, product development, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, product development, capital expenditures, brand acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

Our future capital needs may be uncertain and we may need to raise additional funds in the future, but such funds may not be available when needed, on acceptable terms or at all.

Our capital requirements in future periods may be uncertain and could depend on many factors, including, among others: (i) acceptance of, and demand for, our brands; (ii) the costs of developing new brands; (iii) the extent to which we invest in new brands; (iv) the number and timing of our acquisitions and other strategic transactions; (v) the costs associated with our expansion, if any; and (vi) the costs of litigation and enforcement activities to protect and defend our trademarks. We may need to raise additional funds to meet these capital requirements, but such funds may not be available when needed, on favorable terms or at all. If we issue equity or convertible debt securities to raise additional funds, as we did with our public offering of our common stock in December 2016 to partially fund our acquisition of the Hi-Tec and Magnum brands and our completed and committed equity financings with several investors in August 2017, our existing stockholders would experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. Additionally, to the extent we are required by the terms of our credit facility with Cerberus to obtain additional capital pursuant to the committed equity financings we established in August 2017, we could be forced to issue additional equity when market or other conditions are not desirable, in which case our existing stockholders could experience substantial dilution. If we incur additional debt to raise funds, as we did with our new credit facility with Cerberus entered into in December 2016 to partially fund our acquisition of the Hi-Tec and Magnum brands, we may become over-leveraged and our ability to operate our business may be restricted by the agreements governing the debt. Further, we may incur substantial costs in pursuing future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.

Moreover, our late filing of our Annual Report and our quarterly report for the first quarter of Fiscal 2018 renders us ineligible to register the offer and sale of our securities using a registration statement on Form S-3, and we will not regain such eligibility until we have timely filed all of our periodic reports with the SEC for 12 consecutive calendar months. We do not know when we will meet this requirement, which depends on our ability to file our periodic reports on a timely basis in the future. If we seek to raise capital through an offering of our securities while we remain ineligible to use Form S-3, our inability to use this form could limit our financing alternatives, reduce our ability to access capital in a timely manner and increase our transaction costs, any of which could make it more difficult to execute any such transaction successfully and could have an adverse effect on our prospects and financial condition.

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

The trading price of our common stock has been, and is likely to continue to be, subject to material fluctuations as a result of various factors, including, among others: (i) our financial results; (ii) the successful completion of any acquisition or strategic transaction, including the integration of the acquired assets or businesses into our existing business and realization of synergies and other benefits of the acquisition or transaction; (iii) announcements by us, our retail partners or our competitors, as applicable, regarding or affecting the retail environment domestically or internationally, the reputation of our brands, our existing or new license agreements and brand representations or acquisitions, strategic alliances or other transactions; (iv) recruitment or departure of key personnel; (v) changes in the estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock; (vi) any material weaknesses in our internal control over financial reporting, including the material weaknesses we identified as of January 28, 2017 that are described elsewhere in these risk factors, or any failures to comply with applicable public reporting requirements, as occurred with our Annual Report and our quarterly report for the first quarter of Fiscal 2018 and as are described elsewhere in these risk factors; (vii) market conditions in the retail industry and the economy as a whole; and (viii) the other risks described in these risk factors.

Further, as a result of our relatively small public float, our common stock may be less liquid than the common stock of companies with broader public ownership. Additionally, trading of a relatively small volume of our common shares may, among other things, have a greater impact on the trading price for our common stock than would be the case if our public float was larger.

If we are not able to maintain compliance with NASDAQ’s requirements for continued listing, our common stock may be delisted from trading on the NASDAQ Global Select Market, which could have a material adverse effect on us and our stockholders.

On May 3, 2017, we received a deficiency letter from The NASDAQ Stock Market (“NASDAQ”) indicating that, as a result of not filing our Annual Report in a timely manner, we were not in compliance with NASDAQ Listing Rule 5250(c)(1) for continued listing on the NASDAQ Global Select Market. Although we filed our Annual Report on May 18, 2017 and regained compliance with such rule as of such date, on June 21, 2017, we received another similar deficiency letter from NASDAQ regarding our noncompliance with NASDAQ’s continued listing standards as a result of not filing our quarterly report for the first quarter of Fiscal 2018 in a timely manner. Although we regained compliance with NASDAQ’s continued listing requirements as a result of our filing of such quarterly report on August 18, 2017, we could fail to comply with these requirements again in the future due to failures to file our periodic reports in a timely manner or other matters. In such a case, we would receive further deficiency letters from NASDAQ and our common stock could be delisted from trading on the NASDAQ Global Select Market, which could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock.

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

A small number of our stockholders beneficially own a significant portion of our common stock and therefore are able to exert significant influence over our corporate decisions, including a change of control. The interests of these stockholders may differ from yours.

As of the date of this report, a small number of stockholders beneficially own a significant portion of our common stock. In addition, pursuant to contractual commitments for one or more additional equity financings that we obtained in connection with recent equity financings and the amendment of our credit facility with Cerberus, certain of these stockholders may acquire substantial additional equity from us in the future. As a result, these parties may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. These parties may have interests that differ from ours or yours, and they  may vote in ways with which you disagree and that may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company and could affect the market price of our common stock. Conversely, this concentration of ownership may facilitate a change of control at a time when you and other investors may prefer not to sell. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at July 29, 2017 and January 28, 2017; (ii) Consolidated Statement of Operations for the three and six months ended July 29, 2017 and April 30, 2016; (iii)  Consolidated Statement of Stockholders’ Equity for the six months ended July 29, 2017; (iv) Consolidated Statements of Cash Flows for the six months ended July 29, 2017 and April 30, 2016; and (v) Notes to Consolidated Financial Statements, tagged as block of text.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 7, 2017

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)