Form 10-Q
period 2017-10-28
CHEROKEE INC
filed 2017-12-07
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2017
Common Stock, $.02 par value per share	13,951,066

CHEROKEE INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHEROKEE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	October 28,	January 28,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,589	$8,378
Receivables	13,202	21,873
Other receivables	1,661	3,292
Income taxes receivable	3,892	1,020
Inventory, net	1,189	1,567
Prepaid expenses and other current assets	2,037	5,010
Total current assets	26,570	41,140
Intangible assets, net	105,606	106,193
Goodwill	15,645	15,794
Deferred tax asset	—	—
Property and equipment, net	1,125	1,311
Other assets	30	1,578
Total assets	$148,976	$166,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued payables	$14,745	$26,736
Current portion of long term debt	45,036	1,241
Related party Ravich loan	1,500	3,896
Deferred revenue—current	2,087	7,015
Accrued compensation payable	553	935
Income taxes payable—current	—	347
Total current liabilities	63,921	40,170
Long term liabilities:
Deferred tax liability	9,637	7,718
Income taxes payable—non-current	4,041	3,041
Long term debt	—	41,595
Other non-current	3,150	1,174
Total liabilities	80,749	93,698
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, 13,951,066 shares issued and outstanding at October 28, 2017 and 12,951,284 issued and outstanding at January 28, 2017	279	259
Additional paid-in capital	72,938	66,612
Retained earnings (accumulated deficit)	(4,990)	5,414
Accumulated other comprehensive income	—	33
Total stockholders’ equity	68,227	72,318
Total liabilities and stockholders’ equity	$148,976	$166,016

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Royalty revenues	$7,882	$6,495	$22,734	$25,646
Indirect product sales	3,155	—	13,373	—
Total revenues	11,037	6,495	36,107	25,646
Cost of goods sold	2,321	—	10,159	—
Gross profit	8,716	6,495	25,948	25,646
Selling, general and administrative expenses	10,191	7,476	29,884	19,366
Amortization of intangible assets	204	229	673	683
Restructuring charges	—	—	121	—
Operating (loss) income	(1,679)	(1,210)	(4,730)	5,597
Other income (expense):
Interest expense	(1,706)	(152)	(4,806)	(514)
Other income (expense), net	(24)	—	(203)	78
Total other expense, net	(1,730)	(152)	(5,009)	(436)
(Loss) income before income taxes	(3,409)	(1,362)	(9,739)	5,161
Income tax (benefit) provision	(889)	(489)	665	1,936
Net (loss) income	$(2,520)	$(873)	$(10,404)	$3,225
Net (loss) income per common share attributable to common stockholders:
Basic (loss) earnings per share	$(0.18)	$(0.10)	$(0.79)	$0.37
Diluted (loss) earnings per share	$(0.18)	$(0.10)	$(0.79)	$0.37
Weighted average common shares outstanding attributable to common stockholders:
Basic	13,792	8,713	13,244	8,719
Diluted	13,792	8,713	13,244	8,759

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Unaudited

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net (loss) income	$(2,520)	$(873)	$(10,404)	$3,225
Other comprehensive (loss) income:
Foreign currency translation adjustment	(78)	—	(33)	—
Other comprehensive (loss) income:	(78)	—	(33)	—
Comprehensive (loss) income	$(2,598)	$(873)	$(10,437)	$3,225

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands)

					Accumulated
			Additional	Retained Earnings	Other
	Common Stock		Paid-in	(Accumulated Deficit)	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
Balance at January 28, 2017	12,951	$259	$66,612	$5,414	$33	$72,318
Stock-based compensation	—	—	1,640	—	—	1,640
Equity issuances, net of tax	1,000	20	3,982	—	—	4,002
Stock warrants	—	—	704	—	—	704
Foreign currency	—	—	—	—	(33)	(33)
Net loss	—	—	—	(10,404)	—	(10,404)
Balance at October 28, 2017	13,951	$279	$72,938	$(4,990)	$—	$68,227

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Nine Months Ended
	October 28, 2017	October 29, 2016
Operating activities:
Net (loss) income	$(10,404)	$3,225
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	560	393
Bad debt expense	193	—
Amortization of intangible assets	673	683
Amortization of debt discounts/deferred financing fees	720	—
Deferred income taxes	1,919	(495)
Stock-based compensation	1,640	1,792
Warrants	704	—
Other, net	209	39
Changes in operating assets and liabilities:
Receivables	6,799	663
Other receivables	1,690	—
Prepaids and other current assets	2,584	(68)
Income taxes receivable and payable, net	(2,219)	136
Inventories	378	—
Accounts payable and other accrued payables	(10,254)	2,748
Deferred revenue	(3,082)	(26)
Accrued compensation	(382)	(441)
Net cash (used in) provided by operating activities	(8,272)	8,649
Investing activities:
Purchases of trademarks, including registration and renewal cost	(86)	(47)
Purchases of property and equipment	(400)	(366)
Net cash used in investing activities	(486)	(413)
Financing activities:
Proceeds from Cerberus loan	5,000	—
Payments of Cerberus loan	(1,200)	—
Payments of debt related costs	(300)
Payments of Ravich loan	(2,500)	—
Payments of JPMorgan Term Notes	—	(6,408)
Issuance of common stock, net	4,002	(171)
Purchase and retirement of common stock	—	(734)
Net cash provided by (used in) financing activities	5,002	(7,313)
Effect of exchange rate changes on cash	(33)	—
(Decrease) increase in cash and cash equivalents	(3,789)	923
Cash and cash equivalents at beginning of period	8,378	6,534
Cash and cash equivalents at end of period	$4,589	$7,457
Cash paid during period for:
Income taxes	$1,039	$2,367
Interest	$3,607	$477

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

CHEROKEE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(amounts in thousands, except percentages, share and per share amounts)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 28, 2017 and for the three and nine month periods ended October 28, 2017 and October 29, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of Cherokee Inc. and its consolidated subsidiaries (referred to collectively as “Cherokee Global Brands” or the “Company” unless the context indicates or requires otherwise) and include all adjustments, consisting of normal recurring accruals, which in the opinion of management of Cherokee Global Brands are necessary for a fair statement of the Company’s financial condition and the results of operations for the periods presented. All intercompany accounts and transactions have been eliminated during the consolidation process. The accompanying consolidated balance sheet as of January 28, 2017 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP for an audited balance sheet. The Company’s financial condition and results of operations as of or for the three and nine month periods ended October 28, 2017 are not necessarily indicative of the financial condition or results to be expected as of or for the fiscal year ending February 3, 2018 or any other date or period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“Annual Report”).

As used herein, “Third Quarter” refers to the three month period ended October 28, 2017; “Nine Months” refers to the nine month period ended October 28, 2017; “Fiscal 2019” refers to the fiscal year ending February 2, 2019; “Fiscal 2018” refers to the fiscal year ending February 3, 2018; “Fiscal 2017” refers to the fiscal year ended January 28, 2017; and “Fiscal 2016” refers to the fiscal year ended January 30, 2016.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As described in Note 8, the Company has entered into the Cerberus Credit Facility with Cerberus (each as defined below), pursuant to which the Company has borrowed $45,000 under a term loan facility, which the Company drew down in December 2016, and $5,000 under a revolving credit facility, which the Company drew down in the first quarter of Fiscal 2018. As of October 28, 2017, the Company had $48,400 in principal amount of outstanding indebtedness owed under the Cerberus Credit Facility.

As of October 28, 2017, the Company was not in compliance with certain of its financial covenants set forth in the Cerberus Credit Facility (see Notes 8 and 11) and there is substantial doubt about the Company’s ability to continue as a going concern.  Such compliance failure subjected the Company to significant risks as of October 28, 2017 and through the effective date of the November Cerberus Amendment (as defined below). These risks included Cerberus’s right to terminate its obligations under the Cerberus Credit Facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the Company’s and/or its subsidiaries assets that serve as collateral for the borrowed amounts. If any of these rights had been exercised, the Company’s financial condition and ability to continue operations would have been materially jeopardized.

However, subsequent to October 28, 2017, the Company and Cerberus agreed to the terms of an amendment to the Cerberus Credit Facility (the “November Cerberus Amendment”), which, as of its effectiveness, waived the compliance failures described above and amended certain terms of the Cerberus Credit Facility. As a result, as of the date of this report, the Company believes it is in compliance with the Cerberus Credit Facility.  During the fourth quarter of Fiscal 2018 we will further evaluate our ability to meet our obligations as they come due over the next 12 months from year end and the successful amendment of the Cerberus Credit Facility is a critical part of management’s plans to meet its obligations as they come due.

(2)   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. During Fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The Company is primarily engaged in the business of marketing and licensing the brands it owns or represents, as well as marketing and franchising the Flip Flop Shops brand.  These royalty revenues are recognized when earned. To date, the Company has performed a preliminary detailed review of key contracts and compared historical accounting policies and practices to the new standard. Based upon the preliminary results of our evaluation, the adoption of the new revenue recognition standard may impact the recognition of minimum guarantees earned under our royalty contracts. The Company plans to adopt this guidance using the modified retrospective method beginning in the first quarter of Fiscal 2019 and is continuing to evaluate the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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

•	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
•	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

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

Income Taxes

Income tax (benefit) expense of ($889) and $665 was recognized for the Third Quarter and the Nine Months, respectively, resulting in an effective tax rate of (26.1)%  and 6.8% in the Third Quarter and the Nine Months, respectively, compared to (35.9)% and 37.5% in the three and nine months ended October 29, 2016, respectively, and compared to (69.8)% for the full year of Fiscal 2017. The effective tax rate for the Third Quarter and the Nine Months differ from the statutory rate due to the effect of certain permanent nondeductible expenses, the change in valuation allowance recorded against certain foreign deferred tax assets, unrecognized tax benefits, amortization of tax deductible goodwill acquired in the Hi-Tec Acquisition (as defined in Note 3) that is not an available source of income to realize deferred tax assets, foreign tax rate differential, the apportionment of income among state jurisdictions, and the benefit of certain tax credits. The difference in the effective tax rate for the Third Quarter and the Nine Months in comparison to Fiscal 2017 was primarily due to nondeductible transaction costs related to the Hi-Tec Acquisition.  Since the transaction costs exceeded the Fiscal 2017 pretax book loss, the result was a significant fluctuation in the Fiscal 2017 effective tax rate.

In accordance with authoritative guidance, interest and penalties related to unrecognized tax benefits are included within the provision for taxes in the condensed consolidated statements of operations. The total amount of interest and penalties recognized in the consolidated statements of operations for the Third Quarter  and the Nine Months were $35 and $99, respectively, compared to $0 in each of the third quarter and the nine months of Fiscal 2017. As of October 28, 2017 and January 28, 2017, the total amount of accrued interest and penalties included in the liability for unrecognized tax benefits was $275 and $167, respectively.

The Company files income tax returns in the U.S. federal, California and certain other state jurisdictions, as well as in the Netherlands and other foreign jurisdictions. For U.S federal and Netherlands income tax purposes, the fiscal year ended February 1, 2014 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the fiscal year ended February 2, 2013 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations.

(3)   Business Combinations

On December 7, 2016, the Company closed under a Share Purchase Agreement (“SPA”) with Hi-Tec International Holdings BV (“Hi-Tec Holdings”) and simultaneous Asset Purchase Agreements (“APAs”) with various third parties, pursuant to which Cherokee Global Brands acquired all of the issued and outstanding equity interests of Hi-Tec Holdings for $87,252 in cash, excluding non-interest bearing liabilities assumed and capitalized transaction costs (the “Hi-tec Acquisition”). The Company has accounted for this transaction under ASC 805 as amended by Accounting Standards Update 2017-01.

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

Restructuring Charges Accrued	As of January 28, 2017	Payments in the Nine Months Ended October 28, 2017	As of October 28, 2017
Contract termination costs	$386	(331)	$55
Leases, net of sublease	1,920	(794)	1,126
Severance costs	1,270	(524)	746
Service costs	206	(164)	42
Total Restructuring costs identified	$3,782	(1,813)	$1,969

The assets and liabilities recorded in the preliminary purchase price allocation for the Hi-Tec Acquisition are provisional, as the Company has not yet obtained all available information necessary to finalize the measurement of such assets and liabilities.  During the nine month period ended October 28, 2017, the Company recorded a working capital adjustment to goodwill of $149.  The measurement of acquired deferred income taxes has not been finalized as the Company is currently in the process of obtaining the necessary information to complete the analysis related to acquired net operating loss carryforwards, including the finalization of the assessment of available tax planning strategies.  In addition, the Company is also waiting on information related to certain pre-acquisition income tax filing positions of Hi-Tec in various taxing jurisdictions that will assist the Company in finalizing the amounts to record for the acquired deferred income taxes. The Company is also waiting on information to assist the Company in finalizing the recording of any assumed uncertain income tax positions. The Company is also finalizing the required working capital true-up in accordance with the SPA, and finalizing the settlement statements in relation to the APA’s. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of acquisition.

(4)   Property and Equipment

Property and equipment consisted of the following:

	October 28, 2017	January 28, 2017
Computer Equipment	$661	$633
Software	297	156
Furniture and Fixtures	1,985	2,006
Leasehold Improvements	727	520
Work in Process	—	128
Less: Accumulated depreciation	(2,545)	(2,132)
Property and Equipment, net	$1,125	$1,311

Computers and related equipment and software are depreciated over three years. Furniture and store fixtures are depreciated over the shorter of five to seven years, or the remaining term of the corresponding license agreement. Leasehold improvements are depreciated over the shorter of five years, or the remaining life of the applicable lease term. Depreciation expense was $156 and $560 for the three and nine month periods ended October 28, 2017, respectively,  and $137 and $393 for the three and nine month period ended October 29, 2016, respectively.

(5)   Intangible Assets

Intangible assets consisted of the following:

	October 28, 2017	January 28, 2017
Acquired Trademarks	$114,695	$114,695
Other Trademarks	8,876	8,787
Franchise Agreements	1,300	1,300
Total Intangible Assets, gross	124,871	124,782
Accumulated amortization	(19,265)	(18,588)
Total Intangible Assets, net	$105,606	$106,193

Goodwill	15,645	15,794

(6)   (Loss) Earnings Per Share

The following table provides a reconciliation of the numerator and denominator of the basic and diluted (loss) earnings per share (“EPS”) computations for the three and nine month periods ended October 28, 2017 and October 29, 2016:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator:
Net (loss) income-numerator for net (loss) earnings per common share and net (loss) earnings per common share assuming dilution	$(2,520)	$(873)	$(10,404)	$3,225

Denominator:
Denominator for net (loss) earnings per common share — weighted average shares	13,792	8,713	13,244	8,719
Effect of dilutive securities:
Stock options	—	—	—	40

Denominator for net (loss) earningsper common share, assuming dilution:
Adjusted weighted-average shares and assumed exercises	13,792	8,713	13,244	8,759

The computation for the diluted number of shares excludes unvested restricted stock units, unexercised stock options and unexercised warrants that are anti-dilutive. There were 3,231 and 2,080 anti-dilutive shares for the three and nine month periods ended October 28, 2017, respectively, and 1,020 and 720 anti-dilutive shares for the three and nine month periods ended October 29, 2016, respectively.

(7)   Capitalization

Stock-Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the 2013 Stock Incentive Plan and effective June 6, 2016, the Company’s stockholders approved the amendment and restatement of such plan (as amended and restated, the “2013 Plan”). The 2013 Plan serves as the successor to the 2006 Incentive Award Plan (which includes the 2003 Incentive Award Plan as amended by the adoption of the 2006 Incentive Award Plan) (the “2006 Plan”). The 2013 Plan authorizes to be issued (i) 1,200,000 additional shares of common stock, and (ii) 205,486 shares of common stock previously reserved but unissued under the 2006 Plan. No future grants will be awarded under the 2006 Plan, but outstanding awards previously granted under the 2006 Plan continue to be governed by its terms. Any shares of common stock that are subject to outstanding awards under the 2006 Plan which are forfeited, terminate or expire unexercised and would otherwise have been returned to the share reserve under the 2006 Plan will be available for issuance as common stock under the 2013 Plan. The 2013 Plan provides for the issuance of equity‑based awards to officers, other employees and directors.

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

Stock-based compensation expense recognized in selling, general and administrative expenses for stock options for the Third Quarter and Nine Months was $220 and  $685, respectively, compared to $245 and $792 for the third quarter and nine months ended October 29, 2016, respectively.

The following table summarizes activity for the Company’s stock options in the Nine Months:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding, at January 28, 2017	1,092,502	$16.59	3.66	—
Granted	66,000	5.60
Exercised	—	—
Canceled/forfeited	(111,333)	18.21
Outstanding, at October 28, 2017	1,047,169	15.73	3.34	—
Vested and Exercisable at October 28, 2017	743,498	$16.47	2.83	—

As of October 28, 2017, total unrecognized stock-based compensation expense related to unvested stock options was approximately $852, which is expected to be recognized over a weighted average period of approximately 1.41 years. The total fair value of all stock options that vested during the Nine Months was $870.

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

Stock-based compensation expense recognized in selling, general and administrative expenses for restricted stock units and performance stock units for the Third Quarter and Nine Months was $327 and $955, respectively, compared to $296 and $1,000 for the third quarter and nine months ended October 29, 2016.

The following table summarizes activity for the Company’s restricted stock units and performance stock units in the Nine Months:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested stock at January 28, 2017	157,169	$19.71
Granted	—	—
Vested	(55,334)	22.71
Forfeited	(7,500)	19.52
Unvested stock at October 28, 2017	94,335	$17.96

As of October 28, 2017, total unrecognized stock-based compensation expense related to restricted stock units and performance stock units was approximately $862, which is expected to be recognized over a weighted average period of approximately 0.80 years.

August 2017 Financing

On August 11, 2017, the Company and several investors, including certain of the Company’s directors, officers and large stockholders, entered into common stock purchase agreements (the “Purchase Agreements”) to effect certain equity financings required by the August Cerberus Amendment, as described in Note 8. Pursuant to the terms of the Purchase Agreements, the investors agreed to purchase, and the Company agreed to issue and sell, an aggregate of 947,870 shares of the Company’s common stock in a private placement financing at a per share purchase price of $4.22 for net cash proceeds to the Company of approximately $4,000 (the “August 2017 Financing”). The August 2017 Financing closed on August 17, 2017.

In addition, pursuant to the terms of the Purchase Agreements, certain investors agreed to participate in certain subsequent equity financings (the “Committed Financings”), such that, if the Company notified any such investor on or before March 5, 2018 of a failure to meet a certain liquidity covenant set forth in the August Cerberus Amendment (see Note 8), then such investor would be obligated to purchase in a private placement financing additional shares of the Company’s common stock as requested at a per share purchase price equal to the lower of $4.22, 90% of the average closing price of the Company’s common stock for the 20 days prior to the date of the Company’s notification, or the closing price of the Company’s common stock on the day prior to the Company’s notification, subject to certain other conditions and caps, including that the aggregate number of shares issuable in the August 2017 Financing and the Committed Financings could not exceed 19.9% of the total number of shares of the Company’s common stock outstanding as of August 11, 2017. The maximum aggregate value of the commitments from all investors for the Committed Financings was approximately $5,500. As described in Note 11, the requirement to effect the Committed Financings has been eliminated from the Cerberus Credit Facility as of the effectiveness of the November Cerberus Amendment, and as a result, we do not expect to effect any Committed Financings.

Pursuant to the terms of the Purchase Agreements, and in consideration for the agreement of certain investors to participate in the Committed Financings, the Company issued to such investors certain warrants to purchase shares of the Company’s common stock, as further described under “Warrants” below.

Certain terms of the August 2017 Financing and the Committed Financing with respect to each of the Company’s directors, officers, large stockholders and other investors participating therein are as follows:

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

(1)Assumes the purchase by each investor of its maximum commitment in the Committed Financings. However, as described above and in Note 11, the requirement to effect the Committed Financings has been eliminated as of the  effectiveness of the November Cerberus Amendment, and as a result, the Company does not expect to effect any Committed Financings.

Warrants

Warrants Issued in Connection with Hi-Tec Acquisition

As of October 28, 2017, the Company had outstanding a warrant to purchase up to 120,000 shares of the Company’s common stock, which was issued on November 28, 2016 in connection with a customer license agreement for the Hi-Tec brand. The shares subject to the warrant vest in five tranches of 20,000 shares each corresponding to the five-year initial term of the related license agreement, plus a sixth tranche that vests only if the license agreement is renewed for a subsequent five-year period. The sixth tranche is assigned no value until such time as the related contingency is resolved. For the year ended January 28, 2017, the Company determined the fair value of this warrant to be $567. During the three and nine month periods ended October 28, 2017, the Company recognized contra-revenue and APIC of $13 and $39, respectively, related to the amortization of deferred expense related to this warrant.

Warrants Issued in August 2017 Financing

On August 17, 2017 and in connection with the August 2017 Financing, the Company issued to certain of the investors in such financing warrants to purchase up to an aggregate of 326,695 shares of the Company’s common stock at an exercise price of $4.22 per share. The warrants are exercisable at any time from March 5, 2018 until the seven-year anniversary of the initial issuance date, may be exercised in cash or on a “cashless” basis, and are subject to customary adjustments in the event of stock dividends or other distributions, stock splits, or mergers, reclassifications or similar transactions. As of October 28, 2017, the Company determined the fair value of these warrants to be $665, using a Black Scholes option pricing model. During the three and nine month periods ended October 28, 2017, the Company recognized warrant expense and additional paid in capital of $665. Warrant expense was recorded in our Selling, General and Administrative expenses.

(8)   Debt

Cerberus Credit Facility

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company entered into a senior secured credit facility with Cerberus Business Finance, LLC (“Cerberus”), as administrative agent and collateral agent for the lenders from time to time party thereto (such credit facility, the “Cerberus Credit Facility”), pursuant to which the Company is permitted to borrow (i) up to $5,000 under a revolving credit facility, and (ii) up to $45,000 under a term loan facility. Also on December 7, 2016 and in connection with the closing of the Hi-Tec Acquisition, the Company drew down a $45,000 term loan under the Cerberus Credit Facility and used a portion of these borrowings to fund the Hi-Tec Acquisition, including the repayment of substantially all of the outstanding indebtedness of Hi-Tec Holdings, and to repay all amounts owed under the Company’s former credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Company used the remaining borrowings under the Cerberus Credit Facility for general working capital.  During the Nine Months, the Company drew down $5,000 under its revolving credit facility under the Cerberus Credit Facility, none of which was drawn during the Third Quarter.

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

As of October 28, 2017, outstanding borrowings under the Cerberus Credit Facility were $48,400.  Outstanding borrowings are reflected on the accompanying condensed consolidated balance sheet net of unamortized deferred financing costs of $3,364, which will be amortized and recognized as interest expense through the maturity date of the borrowings. In addition, all outstanding borrowings under the Cerberus Credit Facility are reflected as current liabilities on the accompanying condensed consolidated balance sheet because, as of October 28, 2017, the Company was not in compliance with certain financial covenants set forth in the Cerberus Credit Facility, namely (i) the leverage ratio (as defined and calculated in the Cerberus Credit Facility), which was required to be 10.50 to 1.00, and (ii) the fixed charge coverage ratio (as defined and calculated in the Cerberus Credit Facility), which was required to be 0.35 to 1.00, and the Company does not currently have the cash on hand to repay all of the borrowings under the Cerberus Credit Facility.  However, subsequent to October 28, 2017, the Company and Cerberus have agreed to the terms of the November Cerberus Amendment, which, as of its effectiveness, waived these compliance failures and amended certain terms of the Cerberus Credit Facility. As a result, as of the date of this report, the Company believes it is in compliance with the Cerberus Credit Facility.

August 2017 Amendment

On August 11, 2017, the Company entered into an amendment to the Cerberus Credit Facility (the “August Cerberus Amendment”) relating to the Company’s noncompliance with certain covenants thereunder as of the end of the first quarter of Fiscal 2018, namely (i) the Company’s failure to comply with certain reporting covenants under the Cerberus Credit Facility as a result of the Company’s late filing of the quarterly report for the first quarter of Fiscal 2018, and (ii) the Company’s failure to meet certain financial covenants set forth in the Cerberus Credit Facility as of April 29, 2017, including the required leverage ratio (as defined and calculated in the Cerberus Credit Facility) of 3.00 to 1.00 and the required fixed charge ratio (as defined and calculated in the Cerberus Credit Facility) of 1.50 to 1.00. Prior to the August Cerberus Amendment, Cerberus had agreed to forbear from exercising its rights or remedies under the Cerberus Credit Facility solely with respect to these events of default through August 11, 2017.

The August Cerberus Amendment included a waiver of all events of default under the Cerberus Credit Facility relating to the first quarter of Fiscal 2018 as described above and amended certain terms thereof, including, along with certain other administrative amendments, the following: (i) the required leverage ratio (as defined and calculated in the Cerberus Credit Facility) was amended to 16.00 to 1.00 through July 31, 2017, 10.50 to 1.00 through October 31, 2017, and decreasing ratios at the end of each of the Company’s fiscal quarters thereafter as set forth therein; (ii) the required fixed charge coverage ratio (as defined and calculated in the Cerberus Credit Facility) was amended to 0.25 to 1.00 through July 31, 2017, 0.35 to 1.00 through October 31, 2017, and increasing ratios at the end of each of the Company’s fiscal quarters thereafter as set forth therein; and (iii) the Company agreed to a new liquidity covenant that required the Company to maintain an amount of unrestricted cash on-hand, together with the availability under the revolving credit facility of the Cerberus Credit Facility, of no less than $3,000. The August Cerberus Amendment also provided that, if at any time the new liquidity covenant was not satisfied and Cerberus submitted a written capital demand, the Company would be required to complete a Committed Financing, as described in Note 7, resulting in net cash proceeds to the Company of the amount requested by Cerberus in such demand, subject to an aggregate maximum of approximately $5,500 and certain additional conditions.

As a condition to effectiveness of the August Cerberus Amendment, the Company was required to: (i) complete the August 2017 Financing, as described in Note 7, and (ii) obtain a firm commitment from one or more investors to fund one or more Committed Financings if required on or before March 5, 2018, which is also described in Note 7.

November 2017 Amendment

Subsequent to October 28, 2017, the Company and Cerberus agreed to the terms of the November Cerberus Amendment, which waived all compliance failures relating to the second quarter of Fiscal 2018 and amended certain terms of the Cerberus Credit Facility, including the amended covenants agreed to in the August Cerberus Amendment. As a result, as of the effectiveness of the November Cerberus Amendment, the amended covenants agreed to in the August Cerberus Amendment, as described above, are no longer applicable. See Note 11 for more information.

Related Party Ravich Loan

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company obtained an unsecured receivables funding loan for $5,000 from Jess Ravich, one of the Company’s directors (such loan, the “Ravich Loan”). The Ravich Loan bears interest at a rate of 9.5% per annum and is subject to a fee equal to 2.5% of the principal amount of the loan, or $125, which was paid upon the funding of the Ravich Loan. The outstanding principal and accrued interest under the Ravich Loan was due and payable 180 days after the closing of the Hi-Tec Acquisition, or on June 5, 2017, which the Company and the lender of the Ravich Loan agreed on June 5, 2017 to extend to July 31, 2017, and subsequently agreed on August 11, 2017 to further extend to February 28, 2018. Events of default under the Ravich Loan include, among others, any failure to make payments thereunder when due; any failure to make payments under certain of the Company’s other indebtedness when due; and the occurrence of certain bankruptcy events. If an event of default under the Ravich Loan occurs, subject to certain cure periods for certain events of default, Mr. Ravich would have the right to terminate his obligations thereunder, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies he may have under applicable law. The proceeds of the Ravich Loan were used to fund a portion of the purchase price for the Hi-Tec Acquisition. The Company expects that certain accounts receivable assets that are expected to be collected in the ordinary course of business will be used to repay the Ravich Loan. As of October 28, 2017, outstanding borrowings under the Ravich Loan were approximately $1,500. See Note 11 for more information about the terms of the November Cerberus Amendment.

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

Litigation Reserves

From time to time, the Company may become involved in various legal proceedings and other similar matters incidental to the Company’s business, the resolution of which is not presently expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Estimated reserves for contingent liabilities, including threatened or pending litigation, are recorded as liabilities in the accompanying condensed consolidated balance sheets when the outcome of these matters is deemed probable and the liability is reasonably estimable.

The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the Company's results of operations and financial condition. No material amounts were accrued as of October 28, 2017 or January 28, 2017 related to any of the Company’s legal proceedings.

(10)   Segment Reporting and Geographic Information

The following table reconciles segment activity to the accompanying condensed consolidated statements of operations for the three and nine months ended October 28, 2017 and the accompanying condensed consolidated balance sheet as of October 28, 2017:

	Cherokee Global Brands Segment	Hi-Tec Segment	Consolidated
Three months ended October 28, 2017
Royalty revenues	$4,680	$3,202	$7,882
Indirect product sales	—	3,155	3,155
Amortization of intangible assets	124	80	204
Other (expense) income , net	(1,096)	(634)	(1,730)
Income tax (benefit) provision	(1,517)	628	(889)
Net (loss) income	$(1,202)	$(1,318)	$(2,520)

Nine months ended October 28, 2017
Royalty revenues	$15,496	$7,238	$22,734
Indirect product sales	—	13,373	13,373
Amortization of intangible assets	472	201	673
Other (expense) income , net	(2,952)	(2,057)	(5,009)
Income tax (benefit) provision	(1,688)	2,353	665
Net (loss) income	$(5,171)	$(5,233)	$(10,404)

Goodwill	100	15,545	15,645
Total assets	64,916	84,060	148,976

Royalty revenues by geographic area based upon the licensees’ or franchisees’ country of domicile consisted of the following:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
U.S. and Canada	$3,812	$3,959	$10,864	$17,949
Asia	737	1,119	2,991	3,313
Latin America	635	577	2,028	1,752
Africa	746	275	1,899	877
United Kingdom and Europe	1,436	148	3,535	366
All Others	516	417	1,417	1,389
Total	$7,882	$6,495	$22,734	$25,646

Long-lived tangible assets were located in the U.S., United Kingdom and Europe, Mexico and Asia with net values of approximately $530, $457, $138 and $0, respectively, as of October 28, 2017 and with net values of approximately $750, $349, $196 and $16, respectively, as of January 28, 2017.

(11) Subsequent Events

Cerberus Credit Facility

November Cerberus Amendment

On September 8, 2017, the Company obtained a forbearance from Cerberus regarding the Company’s failure to meet certain financial covenants set forth in the Cerberus Credit Facility as of July 29, 2017, the end of the second quarter of Fiscal 2018, namely the required leverage ratio (as defined and calculated in the Cerberus Credit Facility) of 10.50 to 1.00 and the required fixed charge ratio (as defined and calculated in the Cerberus Credit Facility) of 0.35 to 1.00. Pursuant to the forbearance, Cerberus agreed that it would not exercise its rights or remedies under the Cerberus Credit Facility solely with respect to these events of default through September 15, 2017, which was subsequently extended on multiple occasions through November 10, 2017.

On November 10, 2017, the Company entered into the November Cerberus Amendment, which includes a waiver of all events of default under the Cerberus Credit Facility relating to the second quarter of Fiscal 2018 as described above and amends certain terms thereof, including, along with certain other administrative amendments, the following:

•

Amounts owed under the Cerberus Credit Facility, bear interest at a rate per annum equal to either the rate of interest publicly announced from time to time by JPMorgan in New York, New York as its reference rate, base rate or prime rate or LIBOR plus, in each case, the amended applicable margin and subject to the applicable rate floor (each as defined and calculated in the Cerberus Credit Facility), which applicable margin has been amended to Pricing Level 1 as set forth in the table below until the Company’s delivery of the required financial statements and certificates to Cerberus in respect of its fiscal quarter ending April 30, 2018, and will be subject to adjustment thereafter to different Pricing Levels depending on the Company’s leverage ratio (as defined and calculated in the Cerberus Credit Facility) at the end of each of its subsequent fiscal quarters as shown in the table below;

Pricing Level	Leverage Ratio	Reference Rate Loans	LIBOR Rate Loans
1	≥ 5.00:1.00	7.00%	9.50%
2	< 5.00:1.00 ≥ 3.00:1.00	6.50%	9.00%
3	< 3.00:1.00	6.00%	8.50%

•

The required consolidated EBITDA (as defined and calculated in the Cerberus Credit Facility) has been amended to $(800) to $800 for the Company’s fiscal quarter ending April 30, 2018, $1,000 to $3,400 for the Company’s two fiscal quarters ending July 31, 2018, and $4,700 to $8,100 for the Company’s three fiscal quarters ending October 31, 2018;

•

The required leverage ratio (as defined and calculated in the Cerberus Credit Facility) has been amended to 4.75 to 1.00 for the Company’s four consecutive fiscal quarters ending on or about January 31, 2019, 4.65 to 1.00 for the Company’s four consecutive fiscal quarters ending on or about April 30, 2019, and decreasing ratios for each period of four consecutive fiscal quarters ending thereafter as set forth therein;

•

The required fixed charge coverage ratio (as defined and calculated in the Cerberus Credit Facility) has been amended to 1.20 to 1.00 for any period of four consecutive fiscal quarters ending on or about January 31, 2019 and thereafter;

•

The liquidity covenant has been amended to (i) require that the Company maintain an amount of unrestricted cash on-hand, together with the availability under the revolving credit facility under the Cerberus Credit Facility, of no less than $2,000 at all times, and (ii) eliminate the previous requirement that, if the liquidity covenant was not satisfied and under certain other circumstances, the Company exercise its rights to effect the Committed Financings (see Notes 7 and 8); and

•	The Company has agreed to a new covenant to utilize extraordinary receipts of funds to reduce the principal due under the Cerberus Credit Facility, subject to certain thresholds and limitations.

The November Cerberus Amendment also required, as a condition to its effectiveness, that third parties purchase participation interests from the exiting lenders under the Cerberus Credit Facility of no less than $11,500 on or before December 8, 2017. As described below, on December 7, 2017, Cerberus and certain third parties entered into an agreement to effect such participation interest purchases, which, upon completion on December 7, 2017, fully satisfied this condition to effectiveness.

Junior Participation Interests in Cerberus Credit Facility, Related Warrant Issuance

On December 7, 2017, each of the investors named below entered into a junior participation letter agreement with Cerberus, pursuant to which such investors agreed to purchase from the existing lenders under the Cerberus Credit Facility an aggregate of $11,500 in junior and subordinate participation interests in the term loan facility under the Cerberus Credit Facility. Such participation interest purchases closed on December 7, 2017, which fully satisfied the condition to effectiveness of the November Cerberus Amendment, as described above, and caused the November Cerberus Amendment to become effective as of such date.

As an inducement to the investors’ agreement to purchase participation interests in the Cerberus Credit Facility, on December 7, 2017, the Company issued to such investors warrants to purchase up to an aggregate of 511,111 shares of the Company’s common stock at an initial exercise price of $2.25 per share. Each such warrant is exercisable at any time from the applicable investor’s payment of the purchase price for its participation interest in the Cerberus Credit Facility until the seven-year anniversary of the warrant’s original issuance date, may be exercised in cash or on a “cashless” basis, and is subject to customary adjustments in the event of stock dividends or other distributions, stock splits, or mergers, reclassifications or similar transactions.

The following table shows each investor, its relationship with the Company, the amount of such investor’s participation interest purchased in the Cerberus Credit Facility, and the number of shares subject to the warrants issued to such investor:

Name of Investor, Relationship with the Company	Amount of Participation Interest Under Cerberus Credit Facility	No. of Shares Subject to Warrant
Cove Street Capital, LLC or its affiliates, Significant Stockholder	$7,000		311,111
Jess Ravich, Director	$4,400	(1)	195,556
Henry Stupp, Chief Executive Officer, Director	$100		4,444

_____________________

(1)The Company repaid all amounts owed by the Company under the Ravich Loan, totaling $1,500, by application of a portion of the proceeds from Mr. Ravich’s purchase of participation interests in the Cerberus Credit Facility. As a result, the amount of Mr. Ravich’s participation interest in the Cerberus Credit Facility was paid for with (i) $2,900 in cash, and (ii) $1,500 through the cancellation of indebtedness under the Ravich Loan.

Ravich Loan

Pursuant to the terms of the November Cerberus Amendment, the Company was permitted to repay the amounts owed under the Ravich Loan by application of proceeds received from Mr. Ravich’s purchase of participation interests under the Cerberus Credit Facility in an amount equal to the outstanding borrowings under the Ravich Loan. As described above, the Company repaid all principal amounts owed under the Ravich Loan, totaling $1.5 million, by application of a portion of the proceeds from Mr. Ravich’s purchase of such participation interests. Upon such repayment and a cash payment of all interest owed, totaling 1.5 million , the Ravich Loan was repaid in full and cancelled as of December 7, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report. For additional context with which to understand our financial condition and results of operations, refer to the MD&A contained in our Annual Report on Form 10‑K, for the fiscal year ended January 28, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on May 16, 2017, as well as the consolidated financial statements and notes contained therein (collectively, our “Annual Report”).  In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S‑K.

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

As used in this MD&A and elsewhere in this report, unless the context indicates or requires otherwise, “Cherokee Global Brands”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries; “Third Quarter” refers to the three month period ended October 28, 2017; “Nine Months” refers to the nine month period ended October 28, 2017; “Fiscal 2018” refers to the fiscal year ending February 3, 2018; “Fiscal 2017” refers to the fiscal year ended January 28, 2017; “Fiscal 2016” refers to the fiscal year ended January 30, 2016; and “Fiscal 2015” refers to fiscal year ended January 31, 2015.

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

We have entered into license agreements with recognizable retail partners in their respective global locations to provide them the rights to design, manufacture and sell products bearing our brands and to provide them access to our proprietary 360-degree platform. We refer to this strategy as our “Direct to Retail” or “DTR” licensing model. We have also entered into wholesale arrangements for the manufacture and sale of products bearing certain of our brands. We refer to this strategy as our “Wholesale” licensing model. Further, we have franchise relationships for the Flip Flop Shops trademark and related assets with franchisees that operate Flip Flop Shops retail stores located worldwide. In addition, beginning in December 2016 when we acquired our Hi-Tec and Magnum brands, through our acquisition of Hi-Tec International Holdings B.V. (“Hi-Tec Holdings”), which we refer to as the “Hi-Tec Acquisition,” we conduct indirect product sales to certain select distributors and government entities for these brands. We operate in two reportable segments, consisting of the Hi-Tec segment, which includes our operations associated with our Hi-Tec, Magnum, 50 Peaks, Interceptor and other footwear brands acquired in the Hi-Tec Acquisition, and the Cherokee Global Brands segment, consisting of our operations associated with all of our other owned and represented brands.

For certain of our key legacy brands, including Cherokee, Hawk Signature and Tony Hawk and Liz Lange, we are shifting our strategy for U.S. sales from the DTR licensing model to the wholesale licensing model. In addition, we are primarily pursuing a wholesale licensing strategy for global sales of our recently acquired Hi-Tec and Magnum brands. We believe these arrangements signal a significant shift in our business strategy, from our historical focus on DTR licensing for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands. Although we believe these new wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships and may provide additional avenues to obtain brand recognition and grow our Company, this shift in our strategy also exposes us to a number of risks and could negatively affect our results of operations, particularly in the near-term as our new wholesale licensees begin to gain traction with new retailers and consumer bases. For instance, we believe certain decreases in royalty revenues discussed in this MD&A are primarily attributable to our transition for U.S. sales of Cherokee branded products from one DTR licensing arrangement to multiple new wholesale licensing arrangements. Moreover, there is significant uncertainty regarding our ability to generate royalty revenues from these brands, both in the near-term and on a long-term basis, that equal or exceed the revenues we historically received from the DTR licensors for these brands, or, with respect to the Hi-Tec and Magnum brands, that otherwise meet our expectations. See “Results of Operations” in this MD&A below and Part II, Item 1A, “Risk Factors,” for more information.

We believe our retail responsiveness process and 360-degree value proposition have allowed Cherokee Global Brands to address the growing power of the consumer and the present and future needs of the wholesalers, distributors and retailers that are selling our portfolio of lifestyle brands. Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe Cherokee Global Brands has become a key strategic partner to our licensees and franchisees. As of October 28, 2017, we had 130 continuing license agreements, 25 of which pertained to the Cherokee brand and 81 of which pertain to the Hi-Tec and Magnum brands.

We are guided by the following three value pillars that speak to our diverse global partners:

Vision—Brand vision that we believe drives differentiation and a fresh point of view to engage customers across every touch point and in multiple categories.

Agility—The agility of our 360-degree platform to quickly seize opportunity and swiftly introduce our branded products.

Scale—The ability to fully leverage our brands’ physical and digital spaces with multi-category relevancy and with globally recognized brands that drive a seamless customer experience.

We derive revenues primarily from licensing and franchising our trademarks to retailers, wholesalers and franchisees all over the world. Our current licensee relationships cover over 110 countries and over 12,000 retail stores and e-commerce businesses including Walmart, Target Corporation (“Target”), Kohl’s Illinois, Inc. (“Kohl’s”), Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya Walmart, Big 5, Academy, JD Sports, Black’s, and

REI. Our most significant licensee in the Nine Months was Kohl’s, and our two most significant licensees in Fiscal 2017, Fiscal 2016, and Fiscal 2015 were Target and Kohl’s.

Recent Developments

Developments regarding Cerberus Credit Facility

On December 7, 2016, we entered into a senior secured credit facility with Cerberus Business Finance, LLC (“Cerberus”), pursuant to which we have borrowed $45.0 million under a term loan facility, which we drew down in December 2016, and $5.0 million under a revolving credit facility, which we drew down in the first nine months of Fiscal 2018. As of October 28, 2017, $48.4 million in principal amount remained outstanding under the Cerberus credit facility.

As of the end of the first and second quarters of Fiscal 2018, we were not in compliance with certain covenants under the Cerberus credit facility, including certain financial and reporting covenants. In each case, Cerberus agreed to forbear from exercising its rights or remedies under the credit facility with respect to these events of default for certain specified periods after the events of default were discovered, and Cerberus ultimately agreed to waive these events of default in connection with amendments to the Cerberus credit facility. The first such amendment, which waived the events of default relating to the first quarter of Fiscal 2018, was entered into in August 2017 (the “August Cerberus Amendment”), and the second such amendment, which waived the events of default relating to the second quarter of Fiscal 2018, was entered into in November 2017 (the “November Cerberus Amendment”).

August Cerberus Amendment

On August 11, 2017, we entered into the August Cerberus Amendment, which included a waiver of all events of default under the credit facility relating to the first quarter of Fiscal 2018 and amended certain terms thereof, including, along with certain other administrative amendments, the following: (i) the required leverage ratio (as defined and calculated in the Cerberus credit facility) was amended to 16.00 to 1.00 through July 31, 2017, 10.50 to 1.00 through October 31, 2017, and decreasing ratios at the end of each of our fiscal quarters thereafter as set forth therein; (ii) the required fixed charge coverage ratio (as defined and calculated in the Cerberus credit facility) was amended to 0.25 to 1.00 through July 31, 2017, 0.35 to 1.00 through October 31, 2017, and increasing ratios at the end of each of our fiscal quarters thereafter as set forth therein; and (iii) we agreed to a new liquidity covenant that required us to maintain an amount of unrestricted cash on-hand, together with the availability under the revolving credit facility of the Cerberus credit facility, of no less than $3.0 million. The August Cerberus Amendment also provided that, if at any time the new liquidity covenant was not satisfied and Cerberus submitted a written capital demand, we would be required to call certain equity commitment rights obtained from the investors in the August 2017 Financing (as defined and described under “August 2017 Financing” below) for net cash proceeds to us of the amount requested by Cerberus in such demand, subject to an aggregate maximum of approximately $5.5 million and certain additional conditions. As a condition to effectiveness of the August Cerberus Amendment, we were required to: (i) complete the August 2017 Financing, and (ii) obtain the equity commitment rights described above.

The November Cerberus Amendment, as described below, further amends the amended covenants agreed to in the August Cerberus Amendment as described above. As a result, as of the effectiveness of the November Cerberus Amendment, the amended covenants in the August Cerberus Amendment as described above are no longer applicable.

November Cerberus Amendment

On November 10, 2017, we entered into the November Cerberus Amendment, which waives of all events of default under the credit facility relating to the second quarter of Fiscal 2018 and amends certain terms thereof, including, along with certain other administrative amendments, the following:

•

Amounts owed under the Cerberus credit facility bear interest at a rate per annum equal to either the rate of interest publicly announced from time to time by JPMorgan in New York, New York as its reference rate, base rate or prime rate or LIBOR plus, in each case, the amended applicable margin and subject to the applicable rate floor (each as defined and calculated in the Cerberus credit facility), which applicable margin has been amended to 7.00 for reference rate loans and 9.50 for LIBOR rate loans until our delivery of the required financial statements and certificates to Cerberus in respect of our fiscal quarter ending April 30, 2018, and will be subject to adjustment thereafter depending on our leverage ratio (as defined and calculated in the Cerberus Credit Facility) at the end of each of our subsequent fiscal quarters;

•

The required consolidated EBITDA (as defined and calculated in the Cerberus credit facility) has been amended to $(800,000) to $800,000 for our fiscal quarter ending April 30, 2018, $1.0 million to $3.4 million for our two fiscal quarters ending July 31, 2018, and $4.7 million to $8.1 million for our three fiscal quarters ending October 31, 2018;

•

The required leverage ratio (as defined and calculated in the Cerberus credit facility) has been amended to 4.75 to 1.00 for our four consecutive fiscal quarters ending on or about January 31, 2019, 4.65 to 1.00 for our four consecutive fiscal quarters ending on or about April 30, 2019, and decreasing ratios for each period of four consecutive fiscal quarters ending thereafter as set forth therein;

•

The required fixed charge coverage ratio (as defined and calculated in the Cerberus credit facility) has been amended to 1.20 to 1.00 for any period of four consecutive fiscal quarters ending on or about January 31, 2019 and thereafter;

•

The liquidity covenant has been amended to (i) require that we maintain an amount of unrestricted cash on-hand, together with the availability under the revolving credit facility under the Cerberus credit facility, of no less than $2.0 million at all times, and (ii) eliminate the previous requirement that, if the liquidity covenant was not satisfied and under certain other circumstances, we exercise our rights to call certain equity commitment rights obtained from the investors in the August 2017 Financing, and as a result, as of the effectiveness of the November Cerberus Amendment, such commitments are no longer in effect and will not be exercised or called; and

•	We have agreed to a new covenant to utilize extraordinary receipts of funds to reduce the principal due under the Cerberus credit facility, subject to certain thresholds and limitations.

The November Cerberus Amendment also required, as a condition to its effectiveness, that third parties purchase participation interests from the exiting lenders under the Cerberus credit facility of no less than $11.5 million on or before December 8, 2017. As described below, on December 7, 2017, Cerberus and certain third parties entered into an agreement to effect such participation interest purchases, which, upon completion on December 7, 2017, fully satisfied this condition to effectiveness.

Junior Participation Interests in Cerberus Credit Facility, Related Warrant Issuance

On December 7, 2017, certain investors entered into a junior participation letter agreement with Cerberus, pursuant to which such investors agreed to purchase from the existing lenders under the Cerberus credit facility an aggregate of $11.5 million in junior and subordinate participation interests under the Cerberus credit facility. Such participation interest purchases closed on December 7, 2017, which fully satisfied the condition to effectiveness of the November Cerberus Amendment, as described above, and caused the November Cerberus Amendment to become effective as of such date.

As an inducement to the investors’ agreement to purchase participation interests in the Cerberus credit facility, on December 7, 2017, we issued to such investors warrants to purchase up to an aggregate of 511,111 shares of our common stock at an initial exercise price of $2.25 per share. Each such warrant is exercisable at any time from the applicable investor’s payment of the purchase price for its participation interest in the Cerberus credit facility until the seven-year anniversary of the warrant’s original issuance date, may be exercised in cash or on a “cashless” basis, and is subject to customary adjustments in the event of stock dividends or other distributions, stock splits, or mergers, reclassifications or similar transactions.

The investors purchasing participation interests in the Cerberus credit facility include certain of our directors, officers and large stockholders, as follows: (i) Jess Ravich, one of our directors, agreed to purchase $4.4 million of participation interests (which was paid for with $2.9 million in cash, and $1.5 million through the cancellation of outstanding indebtedness under a receivables funding loan, as described below) and was issued a warrant to purchase up to195,556 shares of our common stock; (ii) Henry Stupp, our Chief Executive Officer, agreed to purchase $100,000 of participation interests and was issued a warrant to purchase up to 4,444shares of our common stock; and (iii) Cove Street Capital, LLC, one of our large stockholders, or its affiliates agreed to purchase $7.0 million of participation interests and was issued a warrant to purchase up to 311,111 shares of our common stock.

Ravich Loan

On December 7, 2016, we obtained an unsecured receivables funding loan for $5.0 million from Mr. Ravich. As of June 5, 2017, we and Mr. Ravich mutually agreed to extend the maturity date of the amounts owed under the loan to July 31, 2017, and as of August 11, 2017, we and Mr. Ravich mutually agreed to further extend the maturity date of the amounts owed under the loan to February 28, 2018. As a result, borrowings under the loan were $1.5 million as of the end of the Third Quarter.

Pursuant to the terms of the November Cerberus Amendment, we were permitted to repay the amounts owed under the receivables funding loan by application of proceeds received from Mr. Ravich’s purchase of participation interests under the Cerberus credit facility in an amount equal to the outstanding borrowings under the loan. As described above, we repaid all principal amounts owed under the receivables funding loan, totaling $1.5 million, by application of a portion of the proceeds from Mr. Ravich’s purchase of such participation interests. Upon such repayment and a cash payment of all interest owed, totaling $1.5 million, the receivables funding loan was repaid in full and cancelled as of December 7, 2017.

August 2017 Financing

On August 17, 2017, we completed our sale to certain investors in a private placement financing of an aggregate of 947,870 shares of our common stock at a per share purchase price of $4.22 (the “August 2017 Financing”), for net cash proceeds to us of approximately $4.0 million. Our completion of the August 2017 Financing was required by Cerberus in connection with the August Cerberus Amendment.

In connection with the August 2017 Financing, and in consideration for the agreement of certain of the investors to grant us certain equity commitment rights (which, as described above, we will not call due to the effectiveness of the November Cerberus Amendment), we issued to such investors warrants to purchase up to an aggregate of 326,695 shares of our common stock at an exercise price of $4.22 per share. The warrants are exercisable at any time from March 5, 2018 until the seven-year anniversary of the initial issuance date, may be exercised in cash or on a “cashless” basis, and are subject to customary adjustments in the event of stock dividends or other distributions, stock splits, or mergers, reclassifications or similar transactions.

The investors in the August 2017 Financing included certain of our directors, officers and large stockholders, as follows: (i) Mr. Ravich purchased $2.0 million of shares and was issued a warrant to purchase up to 237,834 shares; (ii) Robert Galvin, our Chairman of the Board, purchased $100,000 of shares and was issued a warrant to purchase up to 5,924 shares; (iii) Howard Siegel, our President and Chief Operating Officer, purchased $100,000 of shares; and (iv) Cove Street Capital, LLC purchased $1.0 million of shares and was issued a warrant to purchase up to 59,241 shares.

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

Results of Operations

The table below sets forth certain of our consolidated statement of operations data for the periods indicated. Historical results are not necessarily indicative of results to be expected in the current period or in future periods.

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
(amounts in thousands)	2017	2016	2017	2016
Revenues:
Royalty revenues	$7,882	$6,495	$22,734	$25,646
Indirect product sales	3,155	—	13,373	—
Total revenues	11,037	6,495	36,107	25,646
Costs of goods sold	2,321	—	10,159	—
Gross profit	8,716	6,495	25,948	25,646
Selling, general and, administrative expenses and amortization of intangible assets	10,395	7,705	30,557	20,049
Restructuring charges	—	—	121	—
Operating (loss) income	(1,679)	(1,210)	(4,730)	5,597
Total other expense, net	(1,730)	(152)	(5,009)	(436)
Income tax provision	(889)	(489)	665	1,936
Net (loss) income	$(2,520)	$(873)	$(10,404)	$3,225

Revenues

Our revenues totaled $11.0 million and $36.1 million in the three and nine month periods ended October 28, 2017, respectively, as compared to $6.5 million and $25.6 million in the three and nine month periods ended October 29, 2016, respectively.  Revenues during the three and nine month periods ended October 28, 2017 were comprised of royalty revenues and indirect product sales.  We began recording revenues from indirect product sales in December 2016 when we acquired the Hi-Tec and Magnum brands.

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

The increase in royalty revenues between the three months ended October 28, 2017 and October 29, 2016 was primarily due to an increase in royalties from Hi-Tec and Magnum brands of $3.2 million, partially offset by a decrease in Cherokee brand royalties of $1.8 million, that we believe was mainly caused by our transition to new wholesale licensing partners for sales of Cherokee branded products at many new retailers in the United States. The decrease in royalty revenues between the nine months ended October 28, 2017 and October 29, 2016 was primarily due to a decrease in United States royalty revenues of $7.1 million that we believe was mainly caused by our transition to new wholesale licensing partners for sales of Cherokee branded products at many new retailers in the United States.

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

Since the Hi-Tec Acquisition, we have also been recording revenues from indirect sales of products bearing the Hi-Tec and Magnum brands to certain select wholesalers and government entities. These arrangements are further described under “Indirect Product Sale Revenues” below.

Royalty Revenues By Brand

The following table sets forth our royalty revenues by brand for the three and nine month periods ended October 28, 2017 and October 29, 2016:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total
Royalty Revenues	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Cherokee Brand Royalty Revenues	$2,672	34%	$4,141	64%	$8,710	38%	$18,365	72%
Hi-Tec and Magnum Brand Royalty Revenues	3,203	41%	—	—%	7,238	32%	—	—%
Hawk Signature and Tony Hawk Brand Royalty Revenues	1,389	18%	1,262	19%	4,073	18%	3,669	14%
Liz Lange Brand Royalty Revenues	67	1%	577	9%	1,015	4%	1,835	7%
Flip Flop Shops Brand Royalty Revenues	390	5%	354	5%	1,093	5%	1,153	4%
All Other Brand Revenues	161	1%	161	3%	605	3%	624	3%
Total Royalty Revenues	$7,882	100%	$6,495	100%	$22,734	100%	$25,646	100%

Cherokee Brand Royalty Revenues

During Fiscal 2017, we entered into nine new wholesale licensing arrangements covering sales of products bearing our Cherokee brand in the United States, which became operational at the beginning of Fiscal 2018. As discussed under “Overview” above, we believe these arrangements signal a significant shift in our strategy for sales of products bearing the Cherokee brand in the United States, which in the past have been governed by DTR license agreement with one U.S. retailer (Target). As a result, our royalty revenues for the sales of produts bearing these brands in the United States are subject to the changes, including risks and other factors, that are discussed in connection with this strategy shift under “Overview” above.

Our new wholesale arrangements for U.S.sales of Cherokee branded products consist of multiple license agreements with nine different distributors, which include higher royalty rates that are consistent throught the year but lower minimum annual royalty obligations compared to our former license agreement with one retailer for sale of these products, which included included a lower and declining, tiered royalty rate but a higher minimum annual royalty obligation. As a result, as of the beginning of Fiscal 2018, we are no longer subject to royalty rate reductions over the course of the year for sales of our Cherokee branded products in the United States, which historically resulted in our highest revenues and profits being recorded in our first fiscal quarter and our lowest revenues and profits being recorded in our fourth quarter. Because U.S. wholesalers and retailers typically record their highest sales in the fourth quarter for the holiday season, we anticipate that our performance in future periods could be more strongly influenced by this seasonality of the retail business and potentially subject to more material fluctuations between periods. However, because we have less experience with the wholesale licensing model than the DTR licensing model, our forecasts and expectations regarding revenues from these arrangements may not be reliable.

Hi-Tec and Magnum Brand Royalty Revenues

In December 2016, we completed the Hi-Tec Acquisition, in which we acquired the intellectual property assets of Hi-Tec Holdings, including the Hi-Tec, Magnum, 50 Peaks and Interceptor brands and related trademarks. We refer to these brands collectively in this MD&A and elsewhere in this report as the “Hi-Tec and Magnum brands”.

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

Our integration of these assets into our business, including transitioning them from a full spectrum distribution model to our brand licensing model, amplifies this uncertainty, since these brands have not historically been marketed, distributed or sold using a licensing model and it is uncertain whether this model will be effective for these brands.

Hawk Signature and Tony Hawk Brand Royalty Revenues

Hawk Signature and Tony Hawk branded products in the United States are currently sold primarily pursuant to our DTR license agreement with Kohl’s. Kohl’s minimum annual royalty obligation under this license agreement, which applies to all sales of Hawk Signature and Tony Hawk branded products in the United States, was $4.8 million prior to January 28, 2017 and is $4.6 million for the remainder of the term of the agreement, which expires at the end of Fiscal 2018. Because retail sales did not exceed the contractual minimum guarantees in any period in 2016 or 2017, royalty revenues from sales of these brands at Kohl’s were equal to Kohl’s minimum royalty obligation for each such period. Due to the upcoming expiration of our license agreement with Kohl’s, we expect that Kohl’s may reduce sales of Hawk Signature and Tony Hawk products through the remainder of Fiscal 2018 as it transitions away from selling these products, and as a result, we do not expect to receive royalty revenues from Kohl’s in excess of its minimum royalty obligation for the duration of the term of this license agreement.

We have entered into three new wholesale license agreements (two during Fiscal 2017 and one during Fiscal 2018) for our Hawk Signature and Tony Hawk brands. These license agreements are for broad distribution of these brands in the United States for all retail categories, including specialty, mid-tier, regional, mass market, off-price and club retail. These license agreements became operational during the Third Quarter, after our license agreement with Kohl’s covering U.S. sales of these products became non-exclusive. We believe these wholesale arrangements signal a significant shift in our strategy for sales of products bearing the Hawk Signature and Tony Hawk brands in the United States, which in the past have been governed by our DTR license agreement with Kohl’s. As a result, our royalty revenues for sales of products bearing these brands in the United States are are subject to the changes, including risks and other factors, that are discussed in connection with this strategy shift under “Overview” above.

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

We anticipate Flip Flop Shops revenues will fluctuate depending upon the number of new stores opened in any given period, as well as royalty fluctuations based on seasonal demand, brand offerings, promotions and the number of existing stores open.

Royalty Revenues By Geographic Region

The following table sets forth our royalty revenues by geographic region for the three and nine month periods ended October 28, 2017 and October 29, 2016:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
(amounts in thousands, except percentages)	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
United States and Canada	$3,812	48%	$3,959	61%	$10,864	48%	$17,949	70%
Asia	737	9%	1,119	17%	2,991	13%	3,313	13%
Latin America	635	8%	577	9%	2,028	9%	1,752	7%
Africa	746	10%	275	4%	1,899	8%	877	3%
United Kingdom and Europe	1,436	18%	148	2%	3,535	16%	366	1%
All others	516	7%	417	7%	1,417	6%	1,389	6%
Total Royalty Revenues	$7,882	100%	$6,495	100%	$22,734	100%	$25,646	100%

United States and Canada

Royalty revenues from licensees in the United States and Canada decreased to $3.8 million in the Third Quarter compared to $4.0 million in the third quarter of Fiscal 2017, and to $10.9 million in the Nine Months compared to $18.0 million in the nine months ended October 29, 2016. We believe these decreases were primarily attributable to our shift to a wholesale licensing model for U.S. sales of Cherokee branded products and the consequent transition to new retailer and customer groups, partially offset by increases in royalty revenues from our newly acquired Hi-Tec and Magnum brands.

Our largest licensee in the United States in the Third Quarter and the Nine Months was Kohl’s, which contributed 14% and 15% of our total revenues, respectively.  Our largest licensees in the United States in the third quarter and the nine months of Fiscal 2017 were Target and Kohl’s, which together contributed 39% and 53% of our total revenues, respectively.

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

Asia and Latin America. Our royalty revenues from Asia and Latin America are generated from licensees in Japan, China, Mexico, Peru, Chile, India, and other territories mainly for our Cherokee brand. Royalty revenues from licensees in Asia and Latin America were relatively consistent across all periods presented, totaling $1.4 million in the

Third Quarter compared to $1.7 million in the third quarter of Fiscal 2017, and $5.0 million in the Nine Months compared to $5.1 million in the nine month ended October 29, 2016.

Africa. Our royalty revenues from Africa are generated from licensees in South Africa for our Cherokee, Hi‑Tec and Magnum brands. Royalty revenues from licensees in Africa increased to $746 thousand in the Third Quarter compared to $275 thousand in the third quarter of Fiscal 2017 and increased to $1.9 million in the Nine Months compared to $877 thousand in the nine months ended October 29, 2016, primarily due to revenues from sales of products bearing our newly acquired Hi‑Tec and Magnum brands.

United Kingdom, Europe and Others.  Our other international royalty revenues are generated from licensees in the United Kingdom, other countries in Europe and other territories. Royalty revenues from licensees in these territories increased to $2.0 million in the Third Quarter compared to $565 thousand in the third quarter of Fiscal 2017, and increased to $5.0 million in the Nine Months compared to $1.8 million in the nine months ended October 29, 2016, primarily due to revenues from sales of products bearing our newly acquired Hi-Tec and Magnum brands.

Indirect Product Sale Revenues

We began recording revenues from indirect product sales in December 2016 upon completion of the Hi‑Tec Acquisition. Indirect product sale revenues totaled $3.2 million and $13.4 million in the Third Quarter and the Nine Months, respectively.

We maintain indirect product sale relationships with a minimal number of customers of the Hi-Tec and Magnum brands. These indirect product sale relationships pre-existed our acquisition of the Hi-Tec and Magnum brands, and we do not intend to expand this model to other customers of these brands or to our other owned or represented brands. Moreover, we intend to transition the wholesalers and government entities with which we maintain these relationships to new licensing agreements that are more consistent with our arrangements with other licensees. If and as these transitions occur, our revenues from indirect product sales and the corresponding cost of goods sold may vary significantly from period-to-period; however, we expect gross profit to remain relatively consistent. These indirect product sale arrangements subject us to certain risks, see Item 1A, “Risk Factors,” for more information.

Cost of Goods Sold

Cost of goods sold consists of payments we remit to manufacturers or distributors of purchased products that are sold to wholesalers and government entities as indirect product sales, as described under “Revenues — Indirect Product Sale Revenues” above. We began recording cost of goods sold in December 2016 upon completion of the Hi‑Tec Acquisition.

Selling, General and Administrative Expenses

The following table sets forth detailed information regarding the components for selling, general and administrative expenses for the three and nine month periods ended October 28, 2017 and October 29, 2016:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(amounts in thousands)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Personnel expenses (including salaries, taxes, benefits, consultants and bonus)	$4,229	$2,440	$11,514	$7,424
Corporate expenses	1,529	1,307	5,653	3,711
Transaction costs/U.S. business development/IP protection costs/Integration costs	2,211	2,447	6,033	3,813
Marketing expenses	1,086	422	3,726	1,688
Product development expenses	406	183	730	545
Non cash stock-based compensation	546	540	1,640	1,792
Depreciation and amortization	388	366	1,261	1,076
Total selling, general, administrative and amortization expenses	$10,395	$7,705	$30,557	$20,049

Selling, general and administrative expenses, including amortization of intangible assets, were $10.4 million and $30.6 million in the Third Quarter and Nine Months, respectively, as compared to $7.7 million and $20.0 million in the third quarter and first nine months of Fiscal 2017, respectively, representing an increase of $2.7 million between the quarterly periods and $10.5 million between the nine-month periods.  These increases were primarily due to the inclusion of operating and integration costs for the Hi-Tec and Magnum brands during the Third Quarter and Nine Months.

Restructuring Charges

Restructuring charges consist of severance, contract termination, lease obligation and other restructuring-related costs, consisting of service costs, incurred in connection with the Hi-Tec Acquisition. As a result, we incurred no restructuring charges in the third quarter or first nine months of Fiscal 2017 before the Hi-Tec Acquisition occurred. We had $0 and $121 of restructuring charges in the Third Quarter and the Nine Months.

Total Other Expense, Net

Total other expense, net, consists of interest expense and other income (expense), net. Interest expense for the Third Quarter and Nine Months was $1.7 million and $4.8 million, respectively, as  compared to $0.2 million and $0.5 million for the third quarter and first nine months of Fiscal 2017, respectively. Interest expense for the Third Quarter and Nine Months primarily consisted of interest payments under our credit facility with Cerberus and our receivables funding loan from Mr. Ravich, both of which we entered into in December 2016 in connection with the Hi‑Tec Acquisition. Interest expense for the third quarter and the first nine months of Fiscal 2017 primarily consisted of interest payments under our former credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), which was repaid in full and cancelled in December 2016 in connection with the Hi-Tec Acquisition.

Other income (expense), net, was immaterial in all periods presented.

Tax (Benefit) Provision

Income tax (benefit) expense of ($889) and $665 was recognized for the Third Quarter and the Nine Months, respectively, resulting in an effective tax rate of (26.1)%  and 6.8% in the Third Quarter and the Nine Months, respectively, compared to (35.9)% and 37.5% in the three and nine months ended October 29, 2016, respectively, and compared to (69.8)% for the full year of Fiscal 2017. The effective tax rate for the Third Quarter and the Nine Months differ from the statutory rate due to the effect of certain permanent nondeductible expenses, the change in valuation allowance recorded against certain foreign deferred tax assets, unrecognized tax benefits, amortization of tax deductible goodwill acquired in the Hi-Tec Acquisition (as defined in Note 3) that is not an available source of income to realize deferred tax assets, foreign tax rate differential, the apportionment of income among state jurisdictions, and the benefit of certain tax credits. The difference in the effective tax rate for the Third Quarter and the Nine Months in comparison to Fiscal 2017 was primarily due to nondeductible transaction costs related to the Hi-Tec Acquisition.  Since the transaction costs exceeded the Fiscal 2017 pretax book loss, the result was a significant fluctuation in the Fiscal 2017 effective tax rate.

Liquidity and Capital Resources

Cash Flows

On October 28, 2017, we had cash and cash equivalents of $4.6 million, which decreased $3.8 million from January 28, 2017.

Cash used in operations during the Nine Months was $8.3 million compared to cash provided by operations of $8.6 million in the first nine months of fiscal 2017. The decrease of $16.9 million between the periods was primarily due to changes in: (i) net (loss) income, which decreased by $13.6 million between periods; (ii) accounts payable and other accrued payables, which decreased cash by $10.2 million in the Nine Months as compared to an increase of $2.7 million in the first nine months of Fiscal 2017; (iii) deferred revenue, which decreased cash by $3.1 million as compared to an increase of $0.03 million in the first nine months of Fiscal 2017; partially offset by changes in: (iv) accounts receivable, which increased cash by $6.8 million in the Nine Months as compared to an increase of $0.6 million in the first nine months of Fiscal 2017; (v) prepaids and other current assets, which increased cash by $2.6 million compared to a decrease of $0.07 million in the first nine months of Fiscal 2017.

Cash used in investing activities was $0.5 million during the Nine Months, which consisted primarily of capital expenditures for property and equipment. Cash used in investing activities during the nine months ended October 29, 2016 was $0.4 million.

Cash provided by financing activities was $5.0 million during the Nine Months, which consisted of proceeds of of $5.0 million from our revolving credit facility with Cerberus and issuance of common stock of $4.0 million, partially offset by $1.2 million in payments under our Cerberus credit facility, $2.5 million in payments under our receivables funding loan from Mr. Ravich and 0.3 million payments of debt related costs related to Cerberus loan amendments. In comparison, cash used in financing activities was $7.3 million during the first nine months of Fiscal 2017, which consisted primarily of principal payments on our outstanding term loans under our former credit facility with JPMorgan.

Cerberus Credit Facility

On December 7, 2016, we entered into a senior secured credit facility with Cerberus, under which we owed $48.4 million in principal amount as of October 28, 2017 pursuant to a term loan facility and a revolving credit facility. We used the proceeds from the term loan facility to fund the Hi-Tec Acquisition, including the repayment of the outstanding indebtedness of Hi-Tec Holdings, and to repay all amounts owed under our former credit facility with JPMorgan, and we used the proceeds from the revolving credit facility for general working capital. Our borrowings under the Cerberus credit facility are subject to certain maintenance and other fees. Additionally, the terms of the Cerberus credit facility include financial covenants that set financial standards we are required to maintain and operating covenants that impose various restrictions and obligations regarding the operation of our business, including covenants that require us to obtain Cerberus’s consent before we can take certain specified actions. See the description regarding certain of these covenants under “Recent Developments” above. As collateral for the Cerberus credit facility, we granted a first priority security interest in favor of Cerberus in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries.

As of the end of the first and second quarters of Fiscal 2018, we were not in compliance with certain covenants under the Cerberus credit facility, including certain financial and reporting covenants. In each case, Cerberus agreed to forbear from exercising its rights or remedies under the credit facility with respect to these events of default for certain specified periods after the events of default were discovered, and Cerberus ultimately agreed to waive these events of default in connection with amendments to the Cerberus credit facility.

August 2017 Financing

As described under “Recent Developments” above, on August 17, 2017 and as required by the terms of the August Cerberus Amendment, we received from several investors net cash proceeds of approximately $4.0 million in the August 2017 Financing. We also secured certain equity commitment rights from certain of these investors to, if we did not satisfy certain liquidity covenants required by the August Cerberus Amendment at any time on or before March 5, 2018, fund one or more subsequent equity financings for additional net cash proceeds of up to $5.5 million; however, as described above and in connection with the November Cerberus Amendment, we do not expect that we will exercise or call these equity commitment rights.

Ravich Loan

As described under “Recent Developments” above, on December 7, 2016, we obtained an unsecured receivables funding loan for $5.0 million from Mr. Ravich. Borrowings under the loan were $1.5 million as of the end of the Third Quarter and as of the date of this report.

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

We cannot predict our revenues and cash flows that will be generated from operations in future periods, and they could be materially lower than we expect. If our revenues and cash flows are lower than we anticipate, or if our expenses are higher than we anticipate, then we may not have sufficient cash available to fund our planned operations, in which case we may need to take steps to reduce expenditures by scaling back operations and reducing staff or seek funds from other sources, which may not be available when needed, on acceptable terms or at all, or we may be subject to other capital or operational restrictions and risks. See Part II, Item 1A, “Risk Factors”, for more information.

In addition, if our revenues and cash flows are not sufficient to fund our obligations under our credit facility with Cerberus or our other contractual commitments, then and we could fail to comply with the terms of this credit facility with Cerberus. For example, we were not in compliance with certain covenants in the Cerberus credit facility as of the end of our first and second fiscal quarters of Fiscal 2018. Such compliance failures subjected us to significant risks during the periods of noncompliance, including from October 28, 2017, the end of the quarter covered by this report, through the effective date of the November Cerberus Amendment. These risks included Cerberus’s right to terminate its obligations under the credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on our assets that serve as collateral for the borrowed amounts. If any of these rights had been exercised, our financial condition and ability to continue operations would have been materially jeopardized. As a result of these risks, there is substantial doubt about our ability to continue as a going concern. However, subsequent to October 28, 2017, the Company and Cerberus agreed to the terms of an amendment to the Cerberus Credit Facility (the “November Cerberus Amendment”), which, as of its effectiveness, waived the compliance failures described above and amended certain terms of the Cerberus Credit Facility. As a result, as of the date of this report, the Company believes it is in compliance with the Cerberus Credit Facility.  During the fourth quarter of Fiscal 2018 we will further evaluate our ability to meet our obligations as they come due over the next 12 months from year end and the successful amendment of the Cerberus Credit Facility is a critical part of management’s plans to meet its obligations as they come due.

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

As of October 28, 2017, we had approximately $48.4 million in principal amount of outstanding indebtedness owed under our credit facility with Cerberus, all of which is due in December 2021 , and approximately $1.5 million in principal amount of outstanding indebtedness owed under our receivables funding from Mr. Ravich, all of which is due and payable in February 2018. We expect our total interest payment obligations under our outstanding indebtedness to be approximately $4.6 million in Fiscal 2018, $3.5 million of which had been paid when due as of October 28, 2017.We may seek to refinance all or a portion of this indebtedness before its maturity date. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all.

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

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our credit facility with Cerberus Business Finance, LLC (“Cerberus”), a 100 basis point increase in the interest rate would have had an immaterial impact on interest expense for the nine month period ended October 28, 2017.

Foreign Currency

We conduct business in various parts of the world. As most of our international licensees are required to pay the royalty revenues owed to us in U.S. dollars, we are exposed to fluctuations in the exchange rates of the foreign currencies in countries in which our licensees do business when they are converted to the U.S. dollar. Although significant fluctuations in exchange rates could materially impact our results of operations and cash flows, we believe the risk and impact of these fluctuations may be mitigated by the minimum royalty obligations of our international licensees, which are all required to be paid to us in U.S. dollars. For the nine month period ended October 28, 2017, revenues from international licensing activities comprised 56% of our total revenues. A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have negatively affected our revenues by approximately $1.3 million during the nine month period ended October 28, 2017, which represents 6% of our total revenues reported for the period. This amount is not considered to represent a material effect on our results of operations or cash flows.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 28, 2017 as a result of the following un-remediated material weaknesses, which are described in further detail Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (our “Annual Report”):

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

Changes in Internal Control over Financial Reporting

As described in Item 9A of our Annual Report, we identified material weaknesses in our internal control over financial reporting in our evaluation of these internal controls as of January 28, 2017.  As discussed in our Annual Report, we are implementing a remediation plan to enhance our control procedures with respect these material weaknesses. This remediation plan includes the following:

•

Internal Control Resource Assessment.  Our remediation plan commenced with an assessment of the financial and accounting resources for these operations in order to identify the areas and functions that lack sufficient personnel and other resources. After a thorough evaluation conducted during the first three quarters of Fiscal 2018, we have completed our internal control resource assessment and generated a functioning list of the specific resources and areas we are seeking to remediate.

•

Adding Hi-Tec Control-Related Personnel.  We continue our efforts to hire additional personnel, located in the Netherlands, to be dedicated to the implementation, maintenance and monitoring of disclosure and financial controls for our Hi-Tec operations.  We have hired several personnel with appropriate experience and skills during the first three quarters of Fiscal 2018 and these personnel are actively working to implement our remediation plan and enhance our control procedures.

•

Increased Use of Third-Party Advisors.  We have engaged third-party advisors with appropriate expertise to assist with establishing and implementing financial and disclosure controls that are appropriate for our Hi-Tec operations and consistent with our obligations as a U.S. publicly traded company. These third-party advisors include accounting experts and consultants with internal control expertise. We heavily relied upon these third-party advisors during the first two quarter of Fiscal 2018 to assist with our quarterly closing procedures and train Hi-Tec Holdings’ finance and accounting personnel, and we have worked during the third quarter of Fiscal 2018 to transition significant third-party work to our newly hired internal personnel.

•

Completion of Post-Acquisition Integration Efforts.  Since completion of the Hi-Tec Acquisition, we are making significant post-acquisition integration efforts to convert the acquired assets to our brand licensing model. For financial and accounting purposes, these efforts involve converting Hi-Tec Holdings’ financial, accounting and reporting controls and other related procedures to reflect the sale and separation of this entity’s former operating assets and to integrate the acquired entity and the retained assets into our existing procedures for a brand licensing business. In the Nine Months, we continued to implement these efforts, and we expect these efforts to continue through Fiscal 2018.

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

Except as described above, there were no changes in our internal control over financial reporting during the third quarter of Fiscal 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our business plan in the United States is focused on creating strategic alliances with major retailers and wholesalers for their sale of products bearing our brands, which we seek to accomplish by licensing our trademarks directly to retailers, engaging wholesalers to manufacture products bearing our brands and sell these products to retailers, and entering into franchise relationships with Flip Flop Shops retail store owners. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of and desire for our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our franchisees’ ability to sell products bearing our or third-party brands, all of which is dependent on the ability of us, our licensees and our franchisees to respond to ever-changing consumer demands. Failures with respect to any of these factors could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. We cannot control the level of consumer acceptance of our brands, and changing preferences and trends may lead customers to purchase other products. Further, we cannot control the level of resources that our licensees or franchisees commit to supporting our brands, and our licensees may choose to support products bearing other brands to the detriment of our brands because our agreements generally do not prevent our licensees from licensing or selling products of third parties, including our competitors.

In addition, we compete with companies that own the rights to other brands and trademarks, as these companies may enter into similar licensing arrangements with retailers and wholesale manufacturers in the United States and internationally, including with our existing retail and wholesale partners, and thereby compete with us for consumer attention, limited floor and rack space in the same stores in which our branded products are sold and the time and resources of wholesale licensees that manufacture our products. These companies may be able to respond more quickly to changes in retailer, wholesaler and consumer preferences and devote greater resources to brand acquisition, development and marketing. We may not be able to compete effectively against these companies.

If we or our brands are unable to compete successfully against current and future competitors, we may be unable to sustain or increase demand for products bearing our brands, which could have a material adverse effect on our reputation, prospects, performance and financial condition.

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

Factors that may adversely affect our licensees and franchisees and their sales of products include, among others:  (i) consumer preferences regarding fashion trends and styles, which can be region-dependent and subject to rapid and significant fluctuations; (ii) consumer preferences regarding where to shop, including trends regarding popular retail stores and e-commerce sites; (iii) the growth of online shopping and the ability of our licensees and franchisees to market and sell products through these avenues; (iv) fluctuating retail prices; (v) the reputation of or general consumer perceptions about the retailers that sell our brands; (vi) security breaches; (vii) shifts in the seasonality of shopping patterns; (viii) weather, environmental or other conditions that may impact consumer shopping activity; (ix) changes in the availability or cost of capital for our licensees and franchisees in light of their financial condition, capital requirements and other factors; (x) labor strikes or other interruptions that impact supply chains and transport vendors; (xi) the impact of excess or shortages of retail capacity; (xii) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (xiii) material acquisitions or dispositions; (xiv) investments in new business strategies; (xv) the success or failure of significant new business ventures or technologies; (xvi) actions taken or omitted to be taken by legislative, regulatory, judicial and other government authorities and officials; (xvii) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events; and (xviii) the other risks discussed in these risk factors.

Our wholesale licensing arrangements subject us to a number of risks.

In our wholesale licensing relationships, we license our brands to manufacturers that produce and import various categories of apparel, footwear, home products and accessories under our trademarks and sell the licensed products to retailers. We have some historical wholesale licensees with respect to some of our brands and within the last year we have entered into several new wholesale arrangements, primarily covering sales in the United States and internationally of products bearing our Hi-Tec and Magnum brands, which we acquired in December 2016, and sales in the United States of products bearing our Cherokee, Hawk Signature and Tony Hawk and Liz Lange brands. We believe these arrangements signal a significant shift in our business strategy, from our historical focus on a Direct to Retail licensing model (which we refer to as “Direct to Retail” or “DTR”) for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands. Although we believe these new wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships and may provide additional avenues to obtain brand recognition and grow our Company, these expectations could turn out to be wrong. If we do not achieve the intended or expected benefits of our strategy shift toward wholesale arrangements, our results of operations, liquidity and financial condition could be materially adversely affected. Moreover, we have less experience with the wholesale licensing model than the DTR licensing model and we may find it difficult to develop reliable forecasts and expectations regarding royalty revenues from these arrangements, either of which could harm our business and our operating results.

The terms of our wholesale licensing arrangements differ in certain important ways from the terms of our DTR licensing arrangements. For instance, the minimum annual royalty obligations under our wholesale licensing arrangements are significantly smaller than the minimum annual royalty obligations in some of our Direct to Retail licensing arrangements, including our former license agreement with Target Corporation (“Target”) for our Cherokee brand and our existing license agreement with Kohl’s Illinois, Inc. (“Kohl’s”) for our Hawk Signature and Tony Hawk brands, which will expire at the end of Fiscal 2018. Also, our new wholesale license agreements for the Cherokee brand and the Hi-Tec and Magnum brands are not subject to reducing royalty rates based on cumulative sales levels, as was our former license agreement with Target for the Cherokee brand. These different terms could have a material impact on our performance. For example, the consistent royalty rates of these wholesale licensing arrangements could cause our performance and cash flows to be more strongly influenced by the seasonality of the retail business and thus subject to more material fluctuations between periods, and the lower minimum royalty obligations could cause our aggregate annual royalty revenues to decline if retail sales volume for our brands decreases and we become dependent on minimum royalty obligations. These effects on our performance could become increasingly significant in future periods, to the extent our new wholesale licensees gain traction over time with new retailers and consumer bases and the proportion of our royalty revenues from these licensees increases, or if we pursue similar wholesale arrangements in the future.

Additionally, in wholesale licensing arrangements, we have limited ability to control various aspects of the manufacturing process, including access to raw materials, the timing of delivery of finished products, the quality of finished products and manufacturing costs. Our wholesale licensees may not be able to produce finished products of the quality or in the quantities that are sufficient to meet retailer demand, in a timely manner or at all, which could result in an inability to generate revenues from any such products and loss of retailer confidence in our brands. On the other hand, wholesale licensees may produce inventory in excess of retailer and consumer demand, in which case over-supply may cause retail prices of products bearing our brands to decline. Additionally, there may be delays in the manufacturing process over which we have no control, including shortages of raw materials, labor disputes, backlogs or insufficient devotion of resources to the manufacture of products bearing our brands. Further, we compete with other brand owners for the time and resources of our wholesale distributors, which could curtail or limit our ability to engage new or maintain relationships with existing wholesale licensee partners on acceptable terms or at all. The occurrence of any of these risks could adversely impact our reputation and financial condition. Further, the unplanned loss of any of our wholesale licensees could lead to inadequate market coverage for retail sales of products bearing our brands, create negative impressions of us and our brands with retailers and consumers, and add downward pricing pressure on products bearing our brands as a result of liquidating a former wholesaler’s inventory of such products, any of which could harm our performance.

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

The acquisition of these brands and our conversion of their distribution model to align with our brand licensing model are subject to significant risks, as these brands have not historically been marketed, distributed or sold in this manner and it remains uncertain whether this model will be effective for these brands. As a result, we may not be able to reliably forecast or predict the impact of these brands on our revenues or other aspects of our results of operations until they have been operated under a licensing model for some time. Further, the roles and responsibilities of the various parties in the distribution chain for these products, including our Company, as the licensor of the brands and overseer of high-level marketing strategies, the wholesalers we engage to manufacture and distribute products bearing these brands, and the retailers to which the wholesalers sell these products for ultimate resale to consumers, are different as a result of the conversion of these brands to our brand licensing model. The wholesalers we have engaged for these brands to date, which consist primarily of former operating partners and distributors of these brands, may not be familiar with or accustomed to our brand licensing model and may not be successful in converting their distribution efforts to align with this model. Further, as we make efforts to expand these brands to new geographic and consumer markets, we expect to pursue new arrangements with additional wholesale licensees for these brands. However, any such efforts are subject to risks, including risks associated with engaging new licensees, which may not be willing or able to operate within our licensing business model or generate material revenues to us under this model, and risks associated with expanding to new markets, which may consist of retailers and consumers who are unfamiliar with or unwilling to accept our brands. Any such outcome could result in failures to sell products bearing these brands in volumes and at prices that generate expected revenue levels to us.

Additional risks associated with our acquisition of these brands include, among others: (i) we expect our strategy for these brands to focus on wholesale licensing, and as a result, our efforts to build this brand will be subject to all of the risks associated with wholesale arrangements, including our dependence on third parties that we do not control, our lack of significant experience with wholesale arrangements and the other risks of wholesale licensing discussed elsewhere in these risk factors; (ii) the geographic scope of these brands is more significant than many of our other brands, and as a result, these operations will amplify the risks related to the international scope of our business, including less effective and less predictable protection and enforcement of our intellectual property rights in some jurisdictions and the other risks associated with our international operations discussed elsewhere in these risk factors; (iii) our conversion of the business model for these brands has required and will continue to require significant efforts, costs and other resources, which diverts attention from our other brands and other business functions and could cause the performance of our other brands and our business generally to suffer; and (iv) the acquisition of these brands has already involved significant costs, including the cash purchase price for the assets and our other expenses associated with the transaction, which has forced us to increase our debt levels and use substantial amounts of cash on-hand and which puts significant pressure on our liquidity, particularly in light of the risks associated with our ability to manage and grow these brands under a new licensing model.

In light of the significance of the risks related to our acquisition of the Hi-Tec and Magnum brands and our efforts to convert their distribution model, we may fail to achieve the intended or expected benefits of our acquisition of these brands and we may never generate sufficient revenues from these brands to recoup their costs. If any of these outcomes were to occur, our performance, financial condition and liquidity could be materially adversely affected.

We rely on the accuracy of our licensees’ and franchisees’ sales reports for reporting and collecting our royalty revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported or collected.

Most of our royalty revenues are generated from retailers that license our brands to manufacture and sell products bearing these brands in their stores and on their websites, or from wholesalers that license our brands to manufacture and sell products bearing these brands to such retailers. In addition, we generate royalty revenues under franchise agreements with franchisees of the Flip Flop Shops brand. Under our existing agreements, our licensees and franchisees pay us fees based on their net sales of products. As a result, we rely on our licensees and franchisees to accurately report their net sales in collecting our license and franchise fees, preparing our financial reports, projections and budgets and directing our sales and marketing efforts. Although all of our agreements permit us to audit our licensees and franchisees, if any of them understate their net sales, we may not collect and recognize the royalty revenues to which we are entitled on a timely basis or at all, or we may endure significant expense to obtain compliance.

We utilize various licensing and selling models in our operations, and our success is dependent on our ability to manage these different models.

In addition to our historical focus on a DTR licensing model, we are shifting our focus for some of our key brands, including sales of Cherokee, Hawk Signature and Tony Hawk and Liz Lange branded products in the United States and sales of our Hi-Tec and Magnum brands globally, to a wholesale licensing strategy. We also commenced franchise operations with our acquisition of the Flip Flop Shops brand in late 2015. Although we believe our pursuits of these wholesale and franchise models may diversify our sources of revenue, these models could themselves be unsuccessful and could divert management’s attention and other resources, including time and capital, from our historical focus on our Direct to Retail licensing strategy. As a result, our future success depends in part on our ability to successfully manage these multiple licensing and selling models. If we are unable to manage our wholesale and franchise arrangements together with our Direct to Retail licensing model, then our financial condition and prospects could be materially harmed.

Our business continues to depend in part on the success of our Direct to Retail licensing model.

Although we have recently established several wholesale licensing arrangements and have commenced franchise operations, we have historically been focused on our Direct to Retail licensing model and it continues to be an important part of our operations. In Direct to Retail licensing, we grant retailers a license to use our trademarks on certain categories of merchandise. We believe the Direct to Retail licensing model has become more widely accepted by many retailers worldwide, and our business plan is based in part on the continued success of this model with our current licensees and with new retailers we may solicit to license our brands under this model in new territories and additional product categories. However, our expectations regarding the Direct to Retail licensing model may turn out to be wrong, and it may not grow as we anticipate. If our current or potential future retail licensees do not perceive our Direct to Retail licensing model to be advantageous to them, which could occur for a variety of reasons, then they may move away from this model and instead embrace alternatives, such as purchasing from wholesalers or manufacturing private label products. In that event, this aspect of our business plan may provide unsuccessful and our financial condition and performance could suffer material adverse effects.

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

Replacing the royalty revenues from Target for Cherokee branded products is a significant challenge, as it requires us to establish relationships with new licensees, which may have no experience with us or the Cherokee brand, and generate demand for products bearing the Cherokee brand among new customer and consumer groups, which could take many years and involve significant costs. As a result, we may never be able to generate the level of royalty revenues from U.S. sales of our Cherokee brand that we historically received from Target. Even though we have entered into arrangements with wholesale licensees for sales of Cherokee branded products in the United States, which became operational at the beginning of Fiscal 2018, any revenues we may receive from these new wholesale licensees or any other licensees or franchisees may not be sufficient to offset the lost royalty revenues from Target, particularly in the near term as our new wholesale licensees try to gain traction with new retailers and consumer bases. If we are not successful in replacing Target’s royalty revenues with equal or greater royalties from other partners, the termination of this license agreement could have a material adverse effect on our revenues and cash flows.

In addition, Target has had exclusive rights to Liz Lange branded products in all product categories in the United States since our acquisition of this brand in 2012. We acquired the Liz Lange brand in part based on our expectation that royalty revenues from Target for this brand would grow. However, this license agreement, along with the agreement covering sales of Cherokee branded products in the school uniforms category, will expire at the end of their current terms on January 31, 2018. Due to the upcoming expiration of these agreements, we expect that Target may reduce sales through the remainder of Fiscal 2018 as it transitions away from selling these brands, and as a result, we do not expect to receive royalty revenues from Target in excess of its minimum royalty obligations for these brands for the duration of the term of the license agreements. In addition, although we have entered into wholesale license agreements with new licensees for Cherokee branded products in the school uniforms category and for Liz Lange branded products, which will become effective upon the expiration of our existing license agreements with Target covering these products, our ability to generate royalty revenues from these new wholesale arrangements is subject to the same risks and challenges described above with respect to the Cherokee brand generally. The occurrence of any of these risks could adversely affect our results of operations and prospects.

Royalty revenues from our Hawk Signature and Tony Hawk brands largely depend on Kohl’s through Fiscal 2018.

In January 2014, we acquired the Hawk Signature and Tony Hawk brands. Concurrently with this acquisition, we entered into a DTR license agreement with Kohl’s, pursuant to which Kohl’s has the exclusive right to sell Tony Hawk and Hawk Signature branded apparel and related products in the United States. We agreed to this exclusive license in part based on our expectation that royalty revenues from Kohl’s for these brands would grow, but this revenue growth has not occurred to date. Further, because our license agreement with Kohl’s will expire at the end of Fiscal 2018, we expect that Kohl’s may reduce sales through the remainder of Fiscal 2018 as it transitions away from selling these brands, and as a result, we do not expect to receive royalty revenues from Kohl’s in excess of its minimum royalty obligation for the duration of the term of the license agreement. Royalty revenues from Kohl’s’ sales of Hawk Signature and Tony Hawk branded products accounted for 14% or more of our total revenues for each of Fiscal 2017, Fiscal 2016 and Fiscal 2015, and accounted for 15% of our total revenues for the first nine months of Fiscal 2018. We have entered into three new wholesale license agreements for our Hawk Signature and Tony Hawk brands, which became effective in the middle of Fiscal 2018 after our agreement with Kohl’s became non-exclusive, but the level of royalty revenues we may generate from these new license agreements is uncertain and may be less than we currently receive under our existing agreement with Kohl’s.

In addition, and as with our Cherokee brand, we believe these wholesale arrangements signal a significant shift in our strategy for sales of products bearing the Hawk Signature and Tony Hawk brands in the United States, which in the past have been governed solely by our DTR license agreement with Kohl’s. As a result, our royalty revenues for sales of products bearing these brands in the United States after expiration of our license agreement with Kohl’s are subject to many of the same changes, including risks and other factors, that we expect with respect to our Cherokee brand, as discussed in these risk factors above.

The failure of our licensees or franchisees to sell products bearing our brands or that otherwise generate royalties to us, to pay us royalties for such products or to renew their license or franchise agreements with us could result in a decline in our results of operations.

Our revenues are dependent on royalty payments made to us under our license and franchise agreements. Although the license agreements for our brands in some cases provide for minimum annual royalty payments to us, the failure of our licensees or franchisees to satisfy their obligations under their agreements with us, their decision to not renew their agreements with us or their inability to grow or maintain their sales of products bearing our brands or their businesses generally could cause our revenues to suffer. Further, while we historically have been dependent on our relationships with Target and Kohl’s, the failure by any of our other key licensees or franchisees or the concurrent failure by several licensees or franchisees to meet their financial obligations to us or to renew their respective license or franchise agreements could materially and adversely impact our results of operations and our financial condition.

Our indirect product sales of the Hi-Tec and Magnum brands involve risks, including certain collection and credit risks and decreased comparability of our operating results.

Since our acquisition of the Hi-Tec and Magnum brands in December 2016, we have been indirectly selling footwear bearing these brands to certain select wholesalers and government entities that are customers of these brands. In these arrangements, the purchasers of the products place their orders directly with us, which we then forward to a manufacturer or distributor for the manufacture and delivery of the products directly to the original purchaser. The wholesalers and government entities that purchase products under these arrangements submit payments directly to us for their product orders, the amount of which is typically based on a pre-established percentage mark-up to our cost, and we then pay the manufacturer or distributor of the purchased products for the cost of the order. We began recording revenues from these arrangements in December 2016 when we acquired these brands, and in Fiscal 2017 and the first nine months of Fiscal 2018, we recorded a total of $6.6 million and $13.4 million, respectively, in indirect product sale revenues, of which a total of $5.1 million and $10.2 million, respectively, was paid to manufacturers or distributors as a cost of the indirect product sales.

Due to the payment structure for these arrangements, a significant portion of our indirect product sale revenues is paid to manufacturers as a cost of the product sales. Since the cost of these revenues, representing the cost of the purchased products, is not retained by us, it is recorded as cost of goods sold in our consolidated financial statements and does not increase our operating net (loss) income. As a result, for as long as we maintain these indirect product sale arrangements, we may record increased revenues that do not materially increase our operating (loss) income. The addition of indirect product sales to our business model, which has historically been exclusively focused on licensing and franchising relationships, could substantially reduce the comparability of our results of operations across periods and render such comparisons less meaningful.

In addition, although the product purchasers in these arrangements receive products directly from the manufacturer or distributor, which is similar to our wholesale licensing relationships, our indirect role in these product sales does not completely remove us from certain risks related to the manufacture and delivery of the products. For instance, since we are between the purchaser and the manufacturer in the product payment cycle, the wholesalers and government entities that purchase products under these arrangements may hold us financially responsible for product delivery failures or other similar events. Additionally, since these arrangements place us in direct contact, either through product order placement or receipt or payment of funds, with both the retailer customer and the manufacturer or distributor of the products, we may be subject to increased credit risks based on these relationships. Moreover, serving as an intermediary between product customers and product manufacturers with respect to order placement and payment may expose us to additional risks of which we are not presently aware, or we may not be able to effectively serve in this role. Further, although we intend to convert these indirect product sale arrangements to traditional wholesale licensing relationships as the existing arrangements expire, the wholesalers and government entities with which we maintain these arrangements may not be amenable to such a licensing relationship, in which case we could lose these customers or be required to maintain business relationships that could change our business plan for these brands. The occurrence of any of these risks could adversely affect our customer relationships and our performance.

Our franchise business exposes us to numerous risks.

In connection with our acquisition of the Flip Flop Shops brand in October 2015, we acquired, and became the franchisor under, a number of franchise agreements with franchisees of this brand. Many of these franchisees maintain one or more Flip Flop Shops retail stores located across the globe, including in the United States, Canada, the Caribbean, the Middle East and South Africa. This Flip Flop Shops franchise business exposes us to a variety of risks, including, among others, that: (i) we may not be able to find capable and experienced franchisees who can implement the Flip Flop Shops brand concept or sell merchandise and operate stores in a manner consistent with our standards and requirements; (ii) even if we are able to attract capable franchise owners, these franchisees may not be able to open new Flip Flop Shops retail stores in a timely manner, due to inabilities to secure desirable site locations, construct and develop new store locations or other factors, or may not be able to manage and maintain the stores once opened, due to inabilities to obtain adequate financing, attract qualified operating personnel or other factors; (iii) the third-party brands that are sold at Flip Flop Shops stores could decline in popularity or decide to stop selling their merchandise at some or all Flip Flop Shops store locations; (iv) neighborhood or economic conditions or other demographic patterns where existing or new Flip Flop Shops stores are located could decline or otherwise change in a negative way; and (v) our franchise business is subject to complex and varying franchise laws and regulations imposed by the U.S. federal and state and foreign jurisdictions in which we operate, and we may need to devote significant costs and other resources to comply with these laws and regulations and we may be subject to various penalties, including monetary fines or other sanctions, if we fail to comply with these laws and regulations. If any of these risks were to materialize, the reputation of the Flip Flop Shops brand or our other brands could suffer, sales volume at one or more Flip Flop Shops store locations could decline, existing store locations may close or new store locations may fail to open at expected rates or at all, or our franchise revenues relating to this brand could be limited, curtailed or reduced, any of which could harm our performance and prospects.

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

Further, the worldwide apparel industry is heavily influenced by general economic cycles. Purchases of apparel, footwear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income typically declines in these periods. As a result, in periods of economic uncertainty, slowdown or recession, the risks associated with our business are generally more acute. For instance, general uncertainty in U.S. economic, political, regulatory, and market conditions has increased following the results of the 2016 U.S. presidential election due to the unpredictability of the policies and direction of the new administration, and these uncertainties may result in decreased confidence in the U.S. or global economy and decreased levels of consumer spending. In addition to decreased consumer spending generally, periods of uncertainty, slowdown or recession may be accompanied by decreased demand for, or additional downward pricing pressure on, the products carrying our brands. Accordingly, any prolonged economic slowdown, a lengthy or severe recession or any other negative trend in the U.S. or global economy would likely have a material adverse effect on our results of operations, financial condition and business prospects.

We are subject to additional risks associated with the international scope of our operations.

Many of our licensees and franchisees are located outside the United States, as we franchise our Flip Flop Shops brand and market and license our other brands in many international regions and territories. As a key component of our business strategy, we intend to expand our international sales as well as the support we provide to our international licensees and franchisees. During Fiscal 2017 and the first nine months of Fiscal 2018, approximately 37% and 52.2% of our total revenues, respectively, were derived from our international licensees and franchisees. In addition, our business associated with our newly acquired Hi-Tec and Magnum brands is managed and operated by a Dutch subsidiary that we formed for the purpose of the acquisition.

We face numerous risks in doing business outside the United States, including, among others: (i) our general lack of experience operating foreign subsidiaries; (ii) unusual, unfamiliar or burdensome foreign laws or regulatory requirements, including tax, labor, contract, intellectual property protection and other laws, and unexpected changes to these laws or requirements; (iii) difficulties complying with the laws of multiple jurisdictions; (iv) uncertainties related to developing legal and regulatory systems and standards in some jurisdictions for economic and business activities, property ownership and the application of contract rights; (v) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers, about which there is increased uncertainty following the results of the 2016 U.S. presidential election and the trade policies of the new administration, including withdrawal from the Trans-Pacific Partnership and proposed revision to the North American Free Trade Agreement; (vi) difficulties attracting and retaining qualified personnel to conduct our foreign operations or manage our foreign licensees and franchisees; (vii) challenges relating to labor and employment matters, including differing employment practices and requirements regarding health, safety and other working conditions in foreign jurisdictions; (viii) competition from foreign companies; (ix) longer accounts receivable collection cycles and difficulties collecting accounts receivable from international licensees and franchisees; (x) less effective and less predictable protection and enforcement of our intellectual property rights in some jurisdictions; (xi) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (xii) potentially adverse tax consequences from the several U.S. and foreign jurisdictions in which we are subject to taxation; and (xiii) cultural differences in the conduct of business. Any one or more of these factors could cause our international revenues to decline or could cause us to fail to execute on our business strategy involving international expansion. In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act and applicable foreign anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

We have long-term contracts with various foreign government entities, which primarily relate to our Hi-Tec and Magnum brands. In addition to normal business risks, including the other risks discussed in these risk factors, our contracts with government entities are often subject to unique risks, some of which are beyond our control. For instance, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made. As a result, the termination of funding for a program supporting any of our government contracts could result in a loss of anticipated future revenues attributable to the contract, which could have a negative impact on our operations. In periods of global or local political tension or unrest or decreased spending, these risks could be amplified. In addition, government entities with which we contract are often able to modify, curtail or terminate contracts with us at their convenience and without prior notice and would only be required to pay for commitments made at the time of termination. Any such modification, curtailment or termination of significant government contracts could have a material adverse effect on our results of operations and financial condition.

Our business and the success of our products could be harmed if we are unable to maintain the strength of our brands.

Our success is dependent on the strength of our brands. If we are unable to timely and appropriately respond to changes to consumer preferences and demand, which are subject to significant fluctuations, the strength of our brands may be impaired. Moreover, even if we do react timely and appropriately to these changes, consumers may still consider one or more of our brands to be outdated or associated with styles that are no longer popular. In the past, many apparel companies have experienced periods of rapid growth in sales and revenues followed by periods of declining sales and losses. Our business may be similarly affected.

We have identified material weaknesses in our internal control over financial reporting, which could adversely affect our business and reputation and could, if not remediated, result in material misstatements in our financial results.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As described in Item 9A of our Annual Report and in Item 4 of this report, management has identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of January 28, 2017, the end of our last fiscal year, and that our disclosure controls and procedures were not effective as of October 28, 2017, the end of the period covered by this report. These conclusions could cause investors to lose confidence in the reliability of our reported financial and other information, which could result in a significant decline in the market price of our common stock. Additionally, our reputation with lenders, retailers, investors, securities analysts and others may be adversely affected. Moreover, these effects could continue even if we determine that the identified material weaknesses have been remediated.

Although we have developed and initiated a remediation plan designed to address the material weaknesses we have identified, this plan may not be fully implemented in a timely or effective manner, the remedial measures included in the plan could be insufficient to address the material weaknesses, and these remedial measures will involve significant time and costs and distract management from our core business operations. In addition, our remediation efforts may be negatively impacted by our recent dismissal of our former independent auditor and engagement of a new independent auditor, which may cause delays or inefficiencies in the implementation of our remediation plan due to distraction of our finance and compliance team. Moreover, even if we are successful in strengthening our controls and procedures, these controls and procedures may not be adequate in future periods and additional material weaknesses or significant deficiencies in our internal control over financial reporting could develop or be discovered. If any of these risks were to occur, there is a greater likelihood that our consolidated financial statements may contain material misstatements, in which case we could be required to restate our financial results. Any such restatement could lead to substantial additional costs for accounting and legal fees, litigation, significant reputational harm and material declines in our stock price.

Compliance with changing securities laws, regulations and financial reporting standards could increase our costs and pose challenges for our management team, and any compliance failures could materially harm our business.

Existing laws, regulations, listing requirements and other standards relating to corporate governance and public disclosure significantly increase the costs and risks associated with operating as a publicly traded company in the United States. Our management team devotes significant time and financial resources to try to comply with existing and evolving standards for public companies. However, notwithstanding our efforts, we failed to comply with the SEC’s reporting deadlines applicable to our Annual Report and to our quarterly report for the first quarter of Fiscal 2018, and it is possible that additional financial and other public reports we are obligated to file in the future also may not be considered timely, accurate or complete. In order to establish and maintain compliance with our public reporting requirements, we intend to hire additional personnel, engage consultants or other third-party advisors and change certain of our internal practices, standards and policies, which could significantly increase our costs and divert management’s time and attention from revenue-generating activities. In addition, noncompliance with these reporting requirements could subject us to sanctions or investigation by regulatory authorities, such as the SEC, which could involve fines or other penalties, and could also adversely affect our financial results, result in a loss of investor confidence in the reliability of our financial information and other public disclosures and jeopardize the listing of our common stock on the NASDAQ Global Select Market, as described elsewhere in these risk factors. If any of these risks were to occur, our business and reputation could be materially adversely affected and the market price of our common stock could materially decline.

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

We are dependent on our intellectual property rights, and we may not be able to successfully protect our rights or we may become involved in costly legal proceedings regarding our rights or the intellectual property rights of third parties.

We hold various trademarks for our brands, including Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, Sideout, Sideout Sport, Saint Tropez-West, Chorus Line, All That Jazz, and others related to apparel, footwear, home and accessories. These trademarks are vital to the success and future growth of our business. These trademarks are registered with the United States Patent and Trademark Office and corresponding government agencies in numerous other countries, and we also hold trademark applications for these brands in a number of other countries. However, the laws of many countries may not protect our intellectual property rights to the same extent as the laws of the United States, and as a result, adequate protection in these jurisdictions may be unavailable or limited in spite of our efforts to safeguard our trademarks. In addition, the actions we have taken to establish and protect our trademarks and other proprietary rights might not prevent imitation of our products, infringement of our rights by unauthorized parties, other challenges to our intellectual property ownership, the loss of license or franchise revenues, or other negative effects. Further, any insufficiency in the protection of our trademarks and other intellectual property rights could reduce the value of our licenses, which could limit the ability of our licensees and franchisees to effectively compete for market share. If any of these events were to occur, our business prospects, financial condition, results of operations and liquidity could be materially harmed.

In addition, in the future, we may decide to assert infringement claims against third parties, and one or more parties may assert infringement claims against us. Any resulting litigation could result in significant expense and divert the efforts of our management personnel, whether or not such litigation is determined in our favor. Further, any adverse ruling in any such matter could reduce the value of our licenses and our intellectual property assets, result in limitations on our ability to market or license our brands, and otherwise have a material adverse effect on our business, financial condition and results of operations.

We may become involved in other litigation or government or administrative proceedings that may materially affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action and other litigation and claims. We may also be the subject of government and other regulatory investigations, audits and proceedings, including in connection with any claim of our violation of the laws, rules and regulations applicable to our business, such as federal, state and foreign franchise laws, anti-bribery laws and work safety and labor laws, among others. These matters can be time-consuming, divert management’s attention and resources and cause us to incur significant legal and other expenses. Furthermore, because litigation and administrative or government proceedings are inherently unpredictable, any of these proceedings could result in unfavorable outcomes, which could include monetary damages or fines and other sanctions. Any such result could have a material adverse effect on our business, results of operations or financial condition.

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

We regularly evaluate opportunities to acquire or represent new brands. During our three most recently completed fiscal years, we have completed three such acquisitions: our acquisition of the Everyday California Lifestyle brand in May 2015; our acquisition of the Flip Flop Shops brand in October 2015; and our acquisition of the Hi-Tec and Magnum brands in December 2016. We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio or expand the breadth of our markets. Our experience integrating acquired assets and businesses is limited, and we may not be successful in realizing the expected benefits of an acquisition. Our future success depends, in part, on our ability to manage an expanded portfolio of brands, which could involve significantly increased costs and pose substantial challenges for management.

Acquisitions and other strategic transactions can involve numerous risks and potential difficulties, including, among others: (i) challenges assimilating new brands or other assets into our business and our brand licensing model; (ii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iii) difficulties and costs in combining the operations and personnel of an acquired business with our operations and personnel, including any failure to retain key employees, customers, vendors, manufacturers or other service providers or partners of an acquired business, any failure to convert and integrate acquired assets into our brand licensing business model, and challenges forecasting revenues and expenses for newly acquired brands or businesses; (iv) significant or unanticipated costs associated with an acquisition, including incurrence of contingent liabilities, amortization charges associated with acquired assets, write-offs of goodwill or trademarks, capital expenditures and accounting, legal and other transaction expenses; (v) any inability to realize the intended or expected synergies and other benefits of an acquisition or transaction, particularly if our assumptions about sales, revenues, operating expenses and costs of acquired assets or businesses turn out to be wrong; (vi) diversion of management’s attention from our core business and our existing brand portfolio; (vii) adverse effects on existing business relationships; (viii) risks associated with foreign acquisitions or otherwise entering new geographic or customer markets, such as our acquisition of the Hi-Tec and Magnum brands in December 2016, including regional differences in consumer preferences, branding standards and the general conduct of business, less effective and less predictable protection and enforcement of intellectual property rights in some foreign jurisdictions and the other risks related to doing business outside the United States discussed elsewhere in these risk factors; and (ix) risks associated with new types of business arrangements in which we have no or limited prior experience, such as our acquisition of franchise agreements and entry into the franchising business upon our acquisition of the Flip Flop Shops brand in October 2015. Accordingly, our recent acquisitions and any future strategic transactions we pursue may not result in the anticipated benefits and could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We have incurred a significant amount of indebtedness to pay the cash consideration for our recent acquisitions. Our level of indebtedness, and restrictions under our existing indebtedness, could adversely affect our operations and liquidity.

We entered into a credit facility with Cerberus in December 2016. As of October 28, 2017, we had approximately $48.4 million in principal amount of outstanding indebtedness owed under our credit facility with Cerberus, all of which is due in December 2021, and approximately $1.5 million in principal amount of outstanding indebtedness owed under a receivables funding loan from one of our directors, Mr. Jess Ravich (although we have repaid all amounts owed under such receivables funding loan as of the date of this report).

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

As of the end of the first and second quarters of Fiscal 2018, we had failed to comply with certain of the financial and other covenants set forth in the Cerberus credit facility. Although Cerberus agreed to forbear from exercising its rights or remedies under the Cerberus credit facility with respect to these events of default for specified periods and ultimately agreed to waive these events of default, Cerberus may not agree to forbear or waive any future failure by us to fully comply with the terms of the credit facility. Additionally, in connection with Cerberus’ agreement to waive these events of default, Cerberus required that the Cerberus credit facility be amended to, among other things, add new financial and other covenants with which we must comply. Further, as a condition to the effectiveness of Cerberus’ waivers of our events of default, we were required to satisfy certain additional requirements, including obtaining certain amounts of proceeds from equity financings and arranging for and effecting purchases by one or more third parties from the existing lenders under the Cerberus credit facility of participation interests in the credit facility. Any further failures to comply with the Cerberus credit facility in the future would subject us to significant risks, including Cerberus’s ability to exercise any of its rights described above upon the occurrence of an event of default. If any of these rights were to be exercised, our financial condition and ability to continue operations could be materially jeopardized. Further, even if a waiver or amendment with respect to any future events of default could be obtained, we may be required to comply with more new covenants or other requirements as a condition to the waiver or amendment, which could impose burdensome obligations on our operations and financial condition that we may not be able to satisfy.

In the future, we may seek to refinance all or a portion of our outstanding indebtedness. Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired or at all.

In addition, the amount of our outstanding indebtedness, which is substantial, could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, product development, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

Our future capital needs may be uncertain and we may need to raise additional funds in the future, but such funds may not be available when needed, on acceptable terms or at all.

Our capital requirements in future periods may be uncertain and could depend on many factors, including, among others: (i) acceptance of, and demand for, our brands; (ii) the costs of developing new brands; (iii) the extent to which we invest in our existing brand portfolio or any new brands; (iv) the number and timing of our acquisitions and other strategic transactions; (v) the costs associated with our efforts to expand our business; and (vi) the costs of litigation and enforcement activities to protect and defend our trademarks. We may need to raise additional funds to meet these capital requirements, but such funds may not be available when needed, on favorable terms or at all. If we issue equity or convertible debt securities to raise additional funds, as we did with our public offering of our common stock in December 2016 and our private placement equity financing with certain of our directors, officers and large stockholders in August 2017, our existing stockholders would experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt to raise funds, as we did with our credit facility with Cerberus entered into in December 2016, we may become over-leveraged and we may become subject to restrictive financial or operating covenants that could limit our ability to operate our business and expose us to significant risks in the event of any compliance failure. In addition, we may seek equity and/or debt financing from sources that expose us to additional risks or negative effects, such as, for example, obtaining funding from related parties in transactions that create conflicts of interest between us and the applicable related party, as we did with our receivables funding loan from Mr. Ravich in December 2016, our private placement equity financing with certain of our directors, officers and large stockholders in August 2017 and our arrangement of purchases by certain of our directors, officers and large stockholders of participation interests in our credit facility with Cerberus in December 2017. Further, we may incur substantial costs in pursuing future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.

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

If we cannot raise funds when needed, on acceptable terms or at all, we may not be able to develop or enhance our brand portfolio or marketing initiatives, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements. Any of these outcomes may materially harm our business, results of operations and financial condition.

Our strategic and marketing initiatives may not be successful.

In recent periods, we have invested significant funds and management time in furtherance of our global strategic and marketing initiatives, which are designed to strengthen our brands, assist our licensees in generating increased sales of products bearing our brands and build value for our stockholders over the long term. We expect to continue and, in some cases, expand these initiatives in future periods. While we are hopeful that our efforts in executing these initiatives will grow our business and build stockholder value, we may not be successful in doing so and these initiatives may not result in the intended or expected benefits. Any failure by us to execute on our strategic initiatives, or the failure of such initiatives to cause our revenues to grow, could have a materially adverse impact on our operating results and financial performance.

Any failure to maintain or upgrade our information technology systems could expose us to significant risks.

We rely on various information technology systems, including our Enterprise Resource Planning system, to manage our operations. Our reliance on these systems subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing the systems, including potential impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and delays or difficulties upgrading existing systems, transitioning to new systems or integrating new systems into our current systems. If any of these risks were to materialize, our operations could be disrupted and our performance could be harmed.

Our business and operations could suffer in the event of cybersecurity and other system failures.

Despite the implementation of security measures, our internal computer systems and those of our licensees and franchisees are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Although we have not experienced any material cybersecurity or system failure, accident or breach, some of our current and former licensees, including Target, have experienced such events in the past. If such an event were to occur to our internal systems, it could result in a material disruption of our operations, substantial costs to rectify or correct the failure, if possible, loss of or damage to our data or applications, inappropriate disclosure of confidential or proprietary information or the incurrence of other material liabilities. Additionally, if such an event were to occur to our licensees’ or franchisees’ systems, our royalty revenues could be reduced or disrupted due to decreased product sales as a result of reputational damage, diversion of costs and other resources from product sales or inability of our licensees or franchisees to calculate royalties or generate royalty reports. Any of these events could severely harm our business, results of operations and prospects.

Changes in our effective tax rates or tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our financial results.

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

Significant judgment is required in determining our provision for income taxes, as there are many transactions and calculations in the ordinary course of our business that involve uncertain tax determinations. As a result, if we are audited by tax authorities, these authorities could evaluate and disagree with our judgments regarding our tax provisions. Although we believe our tax estimates are reasonable, the final determination of tax authorities in the event of such an audit could be materially different from our historical income tax provisions and accruals. Moreover, any such audits or related litigation could distract management and be expensive to defend. Any adverse result in such an audit or litigation could materially negatively affect our income tax provision, net income or cash flows in the period or periods for which the determination is made.

Risks Related to Our Common Stock

The trading price of our stock may be volatile and shares of our common stock are relatively illiquid.

The trading price of our common stock has been, and is likely to continue to be, subject to material fluctuations as a result of various factors, including, among others: (i) our financial results and financial condition, including our liquidity (ii) our ability to maintain compliance with our obligations, including our credit facility with Cerberus; (iii) the successful completion of any acquisition or strategic transaction, including the integration of the acquired assets or businesses into our existing business and realization of the intended or expected synergies and other benefits of the acquisition or transaction; (iv) any announcements by us, our retail partners or our competitors, as applicable, regarding or affecting the retail environment domestically or internationally, the reputation of our brands, our existing or new license agreements and brand representations, or acquisitions, strategic alliances or other transactions; (v) recruitment or departure of key personnel; (vi) changes in our financial guidance, if any, the estimates of our financial results, or the recommendations of any securities analysts that elect to follow our common stock; (vii) any material weaknesses in our internal control over financial reporting, including the material weaknesses we identified as of January 28, 2017 that are described elsewhere in these risk factors, or any failures to comply with applicable public reporting requirements, as occurred with our Annual Report and our quarterly report for the first quarter of Fiscal 2018 and as are described elsewhere in these risk factors; (viii) market conditions in the retail industry and the economy as a whole; and (ix) the other risks described in these risk factors.

Further, as a result of our relatively small public float, our common stock may be less liquid than the common stock of companies with broader public ownership. Additionally, trading of a relatively small volume of our common stock may, among other things, have a greater impact on the trading price for our common stock than would be the case if our public float was larger.

If we are not able to maintain compliance with NASDAQ’s requirements for continued listing, our common stock may be delisted from trading on the NASDAQ Global Select Market, which could have a material adverse effect on us and our stockholders.

We have received two deficiency letters from The NASDAQ Stock Market (“NASDAQ”) in Fiscal 2018 to date, each of which indicated that we were not in compliance with NASDAQ Listing Rule 5250(c)(1) for continued listing on the NASDAQ Global Select Market because we failed to file in a timely manner our Annual Report and our quarterly report for the first quarter of Fiscal 2018. Although we have since filed our Annual Report and such quarterly report and regained compliance with this NASDAQ listing rule as of such filings, we could fail to comply with these or other NASDAQ requirements again in the future due to failures to file our periodic reports in a timely manner or other matters. In such a case, we would receive further deficiency letters from NASDAQ and our common stock could be delisted from trading on the NASDAQ Global Select Market. Any additional deficiency letters or any delisting event could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock.

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our common stock to decline in value.

From time to time, we may provide forward-looking financial guidance to the investment community. Such statements are based on our current views, expectations and assumptions and involve known and unknown risks and uncertainties that may cause actual results, performance, achievements or stock prices to materially differ from any future results, performance, achievements or stock prices expressed or implied by the statements. Such risks and uncertainties include, among others: (i) changes to the assumptions used to forecast or calculate the financial guidance; (ii) risks related to our performance and our brand licensing business model generally, and (iii) the other risks discussed in these risk factors. Any failure to meet any financial guidance regarding our future performance that we have provided in the past or that we choose to provide in the future could harm our reputation and cause our stock price to decline.

We may not pay dividends regularly or at all in the future.

The determination regarding the payment of dividends is subject to the discretion of our Board of Directors. As a result, we may not pay any dividends in future periods, whether or not we generate sufficient cash to do so. In addition, pursuant to our credit facility with Cerberus, subject to limited exceptions, we are prohibited from paying dividends or making other distributions to our stockholders without Cerberus’s consent. As a result, any return on an investment in our common stock may be limited to an appreciation in the value of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The sale by our stockholders of substantial amounts of our common stock in the public market, or the perception that such sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act of 1933, as amended, upon expiration of any lock-up periods applicable to outstanding shares, or upon our issuance of new shares as a result of the exercise of outstanding options or warrants or the vesting of restricted stock units, could cause the market price of our common stock to fall. The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future when needed, on acceptable terms or at all.

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock.

Our Certificate of Incorporation allows our Board of Directors to issue up to 1,000,000 shares of “blank check” preferred stock without action by our stockholders. Subject to the restrictions under our new credit facility with Cerberus, such shares of preferred stock may be issued on terms determined by our Board of Directors in its discretion, and may have rights, preferences and privileges superior to those of our common stock. For instance, such shares of preferred stock could have liquidation rights that are senior to the liquidation preference applicable to our common stock, could have superior voting or conversion rights, which could adversely affect the voting power of the holders of our common stock, or could have other terms that negatively impact the voting control or other rights of our common stockholders. Additionally, the ownership interest of holders of our common stock would be diluted following the issuance of any shares of our preferred stock. Further, the preferred stock could be utilized, under certain circumstances, as a method for discouraging, delaying or preventing a change in control of our Company, even at a time and under circumstances when you and other stockholders may prefer such a change in control.

A small number of our stockholders beneficially own a significant portion of our common stock and therefore are able to exert significant influence over our corporate decisions, including a change of control. The interests of these stockholders may differ from yours.

As of the date of this report, a small number of stockholders beneficially own a significant portion of our common stock. As a result, these parties may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions. These parties may have interests that differ from ours or yours, and they may vote in ways with which you disagree and that may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company. Conversely, this concentration of ownership may facilitate a change of control at a time and under circumstances when you and other stockholders may prefer not to sell. Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

ITEM 5.  OTHER INFORMATION

As described elsewhere in this report, we have established a credit facility with Cerberus that includes a term loan facility, under which we have borrowed an aggregate of $45.0 million, and a revolving credit facility, under which we have borrowed an aggregate of $5.0 million. On November 10, 2017, we entered into an amendment to the credit facility (the “November Cerberus Amendment”), which waives of all events of default under the credit facility relating to the second quarter of Fiscal 2018 and amends certain terms of the credit facility. The November Cerberus Amendment required, as a condition to its effectiveness, that third parties purchase participation interests from the exiting lenders under the Cerberus credit facility of no less than $11.5 million on or before December 8, 2017.

On December 7, 2017, certain investors entered into a junior participation letter agreement with Cerberus, pursuant to which such investors agreed to purchase from the existing lenders under the Cerberus credit facility an aggregate of $11.5 million in junior and subordinate participation interests under the Cerberus credit facility. Such participation interest purchases closed on December 7, 2017, which fully satisfied the condition to effectiveness of the November Cerberus Amendment, as described above, and caused the November Cerberus Amendment to become effective as of such date.

As an inducement to the investors’ agreement to purchase participation interests in the Cerberus credit facility, on December 7, 2017, we issued to such investors warrants to purchase up to an aggregate of 511,111 shares of our common stock at an initial exercise price of $2.25 per share. Each such warrant is exercisable at any time from the applicable investor’s payment of the purchase price for its participation interest in the Cerberus credit facility until the seven-year anniversary of the warrant’s original issuance date, may be exercised in cash or on a “cashless” basis, and is subject to customary adjustments in the event of stock dividends or other distributions, stock splits, or mergers, reclassifications or similar transactions.

The following table shows each investor, its relationship with us, the amount of such investor’s participation interest purchased in the Cerberus credit facility, and the number of shares subject to the warrants issued to such investor:

Name of Investor, Relationship with the Company	Amount of Participation Interest Under Cerberus Credit Facility	No. of Shares Subject to Warrant
Cove Street Capital, LLC or its affiliates, Significant Stockholder	$7.0 million		311,111
Jess Ravich, Director	$4.4 million	(1)	195,556
Henry Stupp, Chief Executive Officer, Director	$100,000		4,444

_____________________

(1)We repaid all amounts owed by us under our unsecured receivables funding loan from Mr. Ravich, totaling $1.5 million, by application of a portion of the proceeds from Mr. Ravich’s purchase of participation interests in the Cerberus cCredit facility. As a result, the amount of Mr. Ravich’s participation interest in the Cerberus Credit Facility was paid for with (i) $2.9 million in cash, and (ii) $1.5 million through the cancellation of indebtedness under such receivables funding loan.

Neither the warrants issued to the investors nor the shares of our common stock issuable upon exercise thereof have been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. These securities have been offered and sold pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof as a transaction not involving a public offering, as well as similar exemptions under applicable state securities laws, in reliance upon the following facts: the offering of such securities to only a small number of investors, each of which has a pre-existing relationship with us; the lack of any general solicitation or advertising in connection with the offer and sale of such securities; the representation by each investor to us that it is an accredited investor and that it is purchasing such securities for its own account and without a view to distribute them; and the issuance of such securities as restricted securities. These securities may only be offered or sold in the United States pursuant to an effective registration statement or an exemption from applicable registration requirements, and this disclosure is not and shall not be considered an offer to sell or the solicitation of an offer to buy any of the securities.

ITEM 6.  EXHIBITS

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1

Form of Warrant to Purchase Shares of Common Stock, issued on August 11, 2017 by Cherokee Inc. (incorporated by reference to Exhibit 4.1 of Cherokee’s Current Report on Form 8‑K dated August 14, 2017).

4.2*	Form of Warrant to Purchase Shares of Common Stock, issued on December 7, 2017 by Cherokee Inc.

10.1	Form of Common Stock Purchase Agreement between Cherokee Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 of Cherokee’s Current Report on Form 8‑K dated August 14, 2017).

10.2

Amendment No. 1 to Financing Agreement, dated August 11, 2017 and effective August 11, 2017, by and among Cherokee Inc., Irene Acquisition Company B.V., the guarantors from time to time party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent and Cerberus Business Finance, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 of Cherokee’s Current Report on Form 8‑K dated August 14, 2017).

10.3

Second Amendment to Promissory Note, dated August 11, 2017, by and between Irene Acquisition Company B.V. and Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.3 of Cherokee’s Current Report on Form 8‑K dated August 14, 2017).

10.4

Amendment No. 2 to Financing Agreement, dated November 10, 2017 and effective November 10, 2017, by and among Cherokee Inc., Irene Acquisition Company B.V., the guarantors from time to time party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent and Cerberus Business Finance, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Cherokee’s Current Report on Form 8‑K dated November 13, 2017).

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 28, 2017 and January 28, 2017; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended October 28, 2017 and October 29, 2016; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended October 28, 2017 and October 29, 2016; (iv) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended October 28, 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2017 and October 29, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 7, 2017

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jason Boling

Jason Boling
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)