Form 10-K
period 2018-02-03
CHEROKEE INC
filed 2018-04-19
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018 or
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
Common Stock, $0.02 par value per share
Name of exchange on which registered:
Nasdaq Stock Market (Nasdaq Global Select Market)
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

As of July 28, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant was approximately $70.2 million (computed by reference to the price at which the registrant’s common stock was last sold on July 28, 2017, as reported by the Nasdaq Global Select Market). For purposes of this calculation, it has been assumed that shares of common stock held by each director, officer and person who beneficially owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not, and shall not be considered, a determination as to whether such persons are affiliates of the registrant for any other purpose.

As of April 13, 2018, the registrant had 13,997,200 shares of its common stock, issued and outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2018 annual meeting of stockholders are incorporated by reference in Part III of this annual report on Form 10K (this “Annual Report”).

CHEROKEE INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2018

As used in this Annual Report, “Cherokee Global Brands”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise.  Additionally, as used herein, “Fiscal 2019” refers to our fiscal year ending February 2, 2019; “Fiscal 2018” refers to our fiscal year ended February 3, 2018; “Fiscal 2017” refers to our fiscal year ended January 28, 2017; and “Fiscal 2016” refers to our fiscal year ended January 30, 2016.

We own the registered trademarks or trademark applications for Cherokee®, Hi-Tec®, Magnum®, 50 Peaks®, Interceptor®, Hawk Signature®, Tony Hawk®, Liz Lange®, Completely Me by Liz Lange®, Flip Flop Shops®, Everyday California®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Sideout®, Sideout Sport®, and others.  Although we do not use the “®”symbol in each instance in which one of our trademarks appears in this Annual Report, this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law.  All other trademarks, trade names and service marks included in this Annual Report are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report, our quarterly reports on Form 10‑Q, other filings we make with the Securities and Exchange Commission (the “SEC”), and press releases and other written or oral statements we may make from time to time may contain “forward‑looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements other than historical facts that relate to future events or circumstances or our future performance.  The words “anticipates”, “believes”, “estimates”, “plans”, “expects”, “objectives”, “goals”, “aims”, “hopes”, “may”, “might”, “will”, “likely”, “should” and similar words or expressions are intended to identify forward‑looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward‑looking statements in this Annual Report include statements about, among other things:

•	our goals or expectations for our future performance, including anticipated revenue and expense levels and projections about other elements of our results of operations;
•	expectations about our sources of capital and other matters relating to our liquidity;
•	our ability to manage the various licensing and selling models we use in our operations;
•	expected trends in the retail industry, including apparent trends relating to our different licensing models;
•	the competitive environment in which we operate and the nature and impact of competitive developments in our industry;
•	our expectations about consumer acceptance and sales levels of products bearing our brands;
•	the anticipated impact on our business and performance of factors relating to our licensees’ and franchisees’ businesses and operations;
•	the likelihood of sustained or increased sales by, or royalty revenues from, our existing licensees and franchisees;
•	our prospects for obtaining new licensees and franchisees;
•	the success of any new licensee or franchisee relationships we may establish, including the level of royalty revenues they may generate;

•	our prospects for identifying and successfully acquiring new brands;
•

the success and importance of any acquisitions, divestitures, investments or other strategic relationships or transactions we may announce, including our ability to integrate acquired brands or businesses into our operations and achieve the intended benefits of any such acquisitions;

•	our business and growth strategies, including our ability to successfully implement these strategies and their expected impact on our business and our performance;
•	our expectations about the geographic and customer markets that show the most promise for acceptance of our brands and increased sales of products bearing our brands;
•	general economic, political and market conditions; and
•	the impact of the above factors and other future events on the market price and trading volume of our common stock.

Forward‑looking statements are based on our current views, expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or stock prices to be materially different from any future results, performance, achievements or stock prices expressed or implied by the forward‑looking statements.  Such risks, uncertainties and other factors include, among others, those described in Item 1A, “Risk Factors” in this Annual Report.  In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations.  As a result of these and other potential risks and uncertainties, forward-looking statements should not be relied on or viewed as predictions of future events because some or all of them may turn out to be wrong.  Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to update any of the forward‑looking statements we make to reflect future events or developments or changes in our expectations or for any other reason.

We qualify all of our forward-looking statements by this cautionary note.

PART I

Item 1. BUSINESS

Overview

Cherokee Global Brands is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns, licensing Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, Sideout and others, which are licensed in multiple consumer product categories and sectors.  As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio.  We believe the strength of our brand portfolio and platform of design, product sourcing and marketing capabilities has made us one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, home products and accessories.

We have licensing relationships with recognizable retail partners in their global locations to provide them with the rights to design, manufacture and sell products bearing our brands, and we also have licensing relationships with manufacturers and distributors for the manufacture and sale of products bearing our brands.  In addition, we have relationships with franchisees that operate Flip Flop Shops retail stores located worldwide.  As a brand marketer and manager, we do not directly sell product ourselves.  Rather, we earn royalties when our licensees and franchisees sell licensed products bearing the trademarks that we own.

We provide our licensees with access to our proprietary 360-degree platform and believe that our retail responsiveness process and 360-degree value proposition have allowed Cherokee Global Brands to address the growing power of the consumer and the present and future needs of the wholesalers and retailers that sell our portfolio of lifestyle brands.  Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe Cherokee Global Brands has become a key strategic partner to our licensees.  We believe our licensing partners rely on our vision, which defines the growth potential and trajectories of our brands, the agility we afford to them through our 360-degree platform, which is designed to quickly seize opportunities and integrate new innovations, and the opportunity to realize global, multi-channel, multi-category scale through our portfolio of lifestyle brands and our platform capabilities.  As of February 3, 2018, we had 54 continuing license agreements in approximately 80 countries, 42 of which pertained to brands in our Cherokee Global Brands segment and 12 of which pertained to our recently acquired Hi-Tec portfolio of brands.  These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya, Big 5, Academy, JD Sports, Black’s and Lidl.

Licensing and Other Selling Models

Direct to Retail

In Direct to Retail licensing, or “DTR” licensing, we grant retailers a “territory” or “channel-specific” license to use our trademarks on certain categories of merchandise.  We collaborate with our licensees’ product development staff and merchandisers on design direction, packaging, marketing and other aspects pertaining to the products sold with our trademarks, and in some cases our licensees modify or expand the designs or create their own designs to suit their seasonal, regional and category needs.  In several cases, the licensee is responsible for designing and manufacturing the merchandise, although many products are subject to our pre‑approved packaging, graphics and quality control standards and many of our licensees’ marketing campaigns are subject to similar oversight.  We plan to continue to solicit new licensees using our DTR licensing model in new territories and additional product categories as we seek to expand this part of our business.

We believe that the DTR licensing model generally offers each licensee, or retailer, the exclusive right to market multiple categories of products with a recognized brand within their territory, thereby offering licensees the ability to enhance their marketing strategies and achieve a competitive advantage over competing retailers.  This differentiation can also provide the retailer/licensee an opportunity to command a “premium” for our brand offering over private label price points, which can result in increased profit margins for the licensee, even after royalties have been paid to the licensor.  The licensees generally directly source their own inventory, thereby eliminating the licensor’s exposure to inventory and manufacturing risk while allowing the licensees to benefit from large economies of scale.

Many of the world’s largest retailers have successfully introduced, and continue to introduce, new brands based on the DTR licensing model.  Examples of retailers participating in the DTR licensing model include Walmart, Target, Carrefour, Lidl, Kohl’s and C&A, among others.

Our DTR licensing strategy is premised on the proposition that, for many retailers worldwide, most aspects of the moderately priced apparel, accessory, footwear and home categories, including product development, design, merchandising, sourcing and distribution, can be executed most effectively by these retailers themselves, who typically command significant economies of scale, but also interact daily with their end consumers.  We believe many of these retailers may be able to obtain higher gross margins on sales and increase store traffic by sourcing, stocking and selling licensed products bearing widely recognized brand names (such as our brands) than by carrying only private label goods or by carrying only branded products obtained from third‑party vendors.  We also believe many retailers may be able to achieve enhanced profitability with our DTR licensing model because it allows them to avoid the substantial marketing costs associated with establishing and maintaining an in‑store brand.

Wholesale

We also license our brands to manufacturers and distributors based on wholesale arrangements.  Wholesale licensing arrangements generally involve licensing to manufacturers and distributors that produce and/or import various categories of apparel, accessories, footwear and home products under our trademarks and trademarks owned by third parties and sell the licensed products to retailers, which then resell the products to consumers.

Although our strategy has historically been focused primarily on the DTR licensing model, we have some historical wholesale licensees with respect to some of our brands, and we have recently entered into several new wholesale arrangements for the Cherokee, Hawk Signature and Tony Hawk and Liz Lange brands.  In addition, we are primarily pursuing a wholesale licensing strategy for global sales of our recently acquired Hi-Tec, Magnum, 50 Peaks and Interceptor brands.  We believe these arrangements signal a significant shift in our business strategy, from our historical focus on DTR licensing for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands.  We believe these wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships and may provide additional avenues to obtain brand recognition and grow our Company, including an opportunity to further expand the reach of our brands in markets where a DTR licensing model may not be the most effective approach.

Franchise

Our franchise business involves licensing our Flip Flop Shops brand to third-party franchisees that operate retail stores under this brand name.  In our franchising operations, we typically specify the products and services that will be offered by the franchisees, and also provide them with an operating system and other operational support.  As part of our growth plan for Flip Flop Shops, we intend to expand the retail concept through a combination of new retail store locations and shop-in-shops.

Brand Portfolio

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

Royalty revenues from global sales of Cherokee branded products were $11.1 million, $23.0 million and $25.6 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, which accounted for 38%, 68% and 74% of our total royalty revenues in these respective periods.  Historically, the Cherokee brand’s most significant licensee was Target, Corporation (“Target”), which licensed the Cherokee brand almost two decades ago and had exclusive rights in the United States to its multi‑category product offering that encompassed kid’s apparel, accessories, footwear and school uniforms.  Our license agreement with Target covering sales of Cherokee branded products in the school uniforms category expired on January 31, 2018, and our license agreement with Target covering sales of all other Cherokee branded products in the United States expired on January 31, 2017.  Beginning in Fiscal 2018, a variety of categories of products bearing the Cherokee brand are being distributed to retailers in the United States by multiple wholesale distributors under new license agreements we have established with these distributors.  The categories cover a wide range of Cherokee products, including casual sportswear, sweaters and outerwear in the men’s and boys’ categories, various products in the infant and toddler categories, active wear, sportswear, dresses, denim and sweaters in the girl’s category, and swimwear and sleepwear.  We also have other licensees for the Cherokee brand in various countries and territories around the world.

Hi-Tec, Magnum, 50 Peaks and Interceptor

We acquired the Hi-Tec, Magnum, 50 Peaks and Interceptor brands in December 2016 in a transaction we refer to as the “Hi-Tec Acquisition”.  Before the acquisition, these brands were owned and operated under a distribution model whereby the products bearing these brands were designed, contracted for manufacture, sold and distributed by the brand owner through retailers, independent distributors, licensees, government contracts and directly to consumers via e-commerce.  We acquired the Hi-Tec brands with the objective of converting these operations to a brand licensing model that aligns with our operations.  To accomplish this objective, we have sold all of the former sales and distribution operations for the Hi-Tec brands to third parties and entered into new wholesale licensing arrangements with these third parties, and we have retained all of the intellectual property for the Hi-Tec brands.  We believe this brand licensing model conversion will allow us to better access the markets we think are best addressed by the Hi-Tec brands, more efficiently leverage cross-selling opportunities with our other brands, and more effectively expand the Hi-Tec brands into other product categories, such as apparel and accessories.

Founded in 1974 and based in the Netherlands, the Hi-Tec footwear brand seeks to produce quality shoes for a fair price that are “comfortable anywhere”.  Hi-Tec is known for its comfortable and lightweight hiking and walking shoes, and also produces technical outdoor footwear and various other types of shoes.  The Hi-Tec brand is one of the world’s leaders in sports and outdoor footwear.  Magnum produces work boot footwear, specific-purpose tactical boots and uniform footwear.  50 Peaks is a high spec, technical outdoor footwear brand that was born out of the accomplishments of adventurer Adrian Crane, who climbed the 50 highest peaks in each of the 50 states in the USA in a record time of 101 days.  Interceptor is a tactical footwear brand sold throughout the world.  These footwear brands are sold predominately in the United Kingdom, continental Europe, the United States, Canada, South Africa, South and Central America and Asia.  The Interceptor brand is currently sold at Walmart U.S.

Hawk Signature and Tony Hawk

Tony Hawk is among the most well‑known athletes in skateboarding history and is the founder of the Hawk Signature and Tony Hawk apparel lines.  The Tony Hawk brand is designed for comfort, flexibility and durability and it embodies the “skate culture” lifestyle, combining style with performance.  The Hawk Signature and Tony Hawk brands have expanded our presence in the department store and specialty channels of distribution.

Royalty revenues from global sales of Hawk Signature and Tony Hawk branded products were $5.5 million, $5.1 million and $5.0 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, which accounted for 19%, 15% and 14% of our total royalty revenues in these respective periods.  Since our acquisition of these brands in January 2014, their most significant licensee has been Kohl’s Illinois, Inc. (“Kohl’s”), which had exclusive rights to sell apparel bearing these brands in various specified categories of merchandise in the United States through July 2017, after which the rights became non-exclusive until the expiration of our license agreement with Kohl’s covering these brands on January 31, 2018.  Beginning in the third quarter of Fiscal 2018 when Kohl’s rights became non-exclusive, products bearing these brands are being distributed to a variety of retailers in the United States, including specialty, mid-tier, regional, mass market, off-price and club stores, by several wholesale distributors under new license agreements we have established with these distributors.  In addition, we have separate wholesale and DTR license agreements with others to supply Hawk Signature and Tony Hawk apparel in Canada, Latin America and throughout Europe.

Liz Lange and Completely Me by Liz Lange

Liz Lange has gained wide acceptance as a modern “maternity and beyond” designer brand that brings women versatile, comfortable, affordable and flattering style for every stage of pregnancy.  Liz Lange maternity apparel debuted in over 1,500 Target stores in the United States in 2002 and was sold exclusively in Target stores in the United States until the expiration of our license agreement with Target covering this brand on January 31, 2018.  Beginning in Fiscal 2019, these products have started to be distributed by a wholesale distributor to various retailers in the United States under a master license agreement we have established with the distributor.  During 2010, Completely Me by Liz Lange was launched exclusively on the Home Shopping Network in the United States and The Shopping Channel in Canada.  The Completely Me brand consists of sophisticated and comfortable casual clothing and sportswear for women.

Flip Flop Shops

Flip Flop Shops is a retail franchise chain devoted to the hottest brands and latest styles of flip flops, casual footwear and accessories.  Flip Flop Shops currently has approximately 56 retail franchise shops in the United States, Canada, the Caribbean, the Middle East and South Africa.  Its locations carry definitive assortments of recognized brands, including OluKai, Sanuk, Cobian, Havaianas, Quiksilver, Roxy, Reef, and many more.  We acquired the Flip Flop Shop brand in October 2015.

Everyday California

Crafted in Southern California, Everyday California is designed to embody the California spirit and celebrate living life to the fullest.  From California’s snowcapped mountains to its sandy shores, Everyday California apparel and accessories for men and women are the perfect match for any journey.  Everyday California was born out of a desire to share the California state of mind and the notion that adventure is just around the corner.  We acquired the Everyday California brand in May 2015.

Point Cove

Point Cove was created in-house by Cherokee Global Brands' design team in close collaboration with Reliance Trends, a chain of retail stores in India.  The brand was launched in September 2015 and brings a combination of playfulness and sophistication to Reliance Trends stores in key categories, including apparel, accessories and footwear, for kids ages 2-14.  The collection features bold colors that bring the California spirit to India.

Carole Little

Carole Little was founded in 1975 by designer Carole Little through her love for contemporary clothing.  The Carole Little brand became recognized for colorful and unusual prints, soft two‑piece outfits and dresses, and has an ageless, independent attitude for the self‑confident woman.

Sideout

Conceived in 1983 by a California volleyball player, the Sideout brand took root at the beach, harnessing the easy spirit of a casual California lifestyle.  Ideal for a game of beach volleyball or a breezy vacation, Sideout products perform in quality, functionality and originality by offering casual, hip and cool clothing, footwear and accessories at affordable prices.

Royalties and Other Revenues

License Royalties

Our rights to receive royalties for sales of products bearing our brands are set forth in the terms of our license agreements with various retailers and wholesalers.  The royalty rates we receive from our licensees vary depending on the terms of each licensing agreement.  Generally, our DTR license agreements include royalty rates based on a percentage of the retailer’s sales of licensed products.  Some of our DTR license agreements provide for fixed royalty rates, and other DTR license agreements provide for royalty rates that may decrease or otherwise fluctuate during a year as the retailer achieves sales volume thresholds.  For wholesale license agreements, royalty rates are generally based on a fixed percentage of wholesale sales from the wholesaler to the retailer or a fixed percentage of manufacturing costs.

In some cases, we require the licensee to guarantee a minimum royalty payment to us each year, although the amount of this minimum payment can vary significantly from licensee to licensee and is typically lower for wholesale licensees than for DTR licensees.  Our largest minimum annual royalty payment for Fiscal 2018 was $4.6 million from Kohl’s, and our largest such payments for Fiscal 2017 and Fiscal 2016 were $10.5 million each year from Target.  As of February 3, 2018, we had contractual rights to receive over $64.5 million forward‑facing minimum royalty revenues over the next ten years, excluding any revenues that may be guaranteed in connection with contract renewals.

Royalties are generally paid within 30 days after a quarterly selling period as defined in the applicable license agreement.  To ensure our licensees are reporting and calculating the appropriate royalties, all of our license agreements grant us the right to audit our licensees’ royalty reports to validate the amount of sales or purchases reported and royalties paid.

Franchise Fees and Royalties

Each franchisee who operates a Flip Flop Shops retail location in the United States has a franchise agreement with us that generally provides franchise rights for each location for an initial term of 10 years and typically includes a 10-year renewal provision, subject to certain conditions as specified in the franchise agreement.  The agreements provide the franchisee the rights to use the Flip Flop Shops brand name, trademarks and know-how in the operation of a Flip Flop Shops retail store.  Franchisees typically pay us an initial franchise fee and royalties based on a percentage of gross sales at each retail store.

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

Trademarks and Other Intellectual Property Rights

We hold various trademarks, including Cherokee®, Hi-Tec®, Magnum®, 50 Peaks®, Interceptor®,  Hawk Signature®, Tony Hawk®, Liz Lange®, Completely Me by Liz Lange®, Flip Flop Shops®, Everyday California®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Sideout®, Sideout Sport® and others for numerous categories of apparel and other goods.  These trademarks are registered with the United States Patent and Trademark Office, and we also hold trademarks or trademark applications for each of these brand names and others with similar government agencies in a number of other countries.  Our trademark registrations typically expire after seven to ten years depending on the jurisdiction, although we intend, and expect to be able, to renew these trademarks for as long as we continue to use them.  Our business is dependent on our trademarks, and we monitor unauthorized uses of these trademarks on an ongoing basis.  In addition to trademarks, we also rely on know‑how, trade secrets and contractual restrictions to protect our intellectual property rights domestically and internationally.

Competition

Merchandise bearing our brand names and goods that are carried by Flip Flop Shops retail stores are subject to intense competition.  Competing brands with respect to our Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, and private label brands (developed by retailers) such as Faded Glory, Arizona and Route 66, and competing brands with respect to the Hi-Tec and Magnum brands include Columbia, Merrell, Keen, North Face, Timberland, Bates, Wolverine and other private label brands.  Our other brands also face competition from these and other numerous brands.  Factors that shape the competitive environment for our brands include quality of garment or accessory construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to retailer and consumer demand.

Our business plan focuses on creating strategic alliances with major retailers and wholesalers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers, engaging wholesalers to manufacture and distribute products bearing our brands and sell these products to retailers, and entering into franchise relationships with Flip Flop Shops retail store owners.  Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our franchisees’ ability to sell products in their stores, all of which is dependent on the ability of us, our licensees and our franchisees to respond to ever-changing consumer demands.  In addition, we compete with companies that own other brands and trademarks, as these companies could enter into similar licensing arrangements with retailers and wholesalers in the United States and internationally.  These arrangements could be with our existing retail and wholesale partners, thereby competing with us for consumer attention and limited floor or rack space in the same stores in which our branded products are sold, and vying with us for the time and resources of the retailers and wholesale licensees that manufacture and distribute our products.

Seasonality

Historically, our business and performance have been subject to certain seasonality trends, particularly due to our former license agreement with Target for the Cherokee brand, which had a royalty rate that, for most product categories, reduced after Target achieved specified cumulative sales volume thresholds during each fiscal year, therefore resulting in higher revenues in the first part of our fiscal year and lower revenues in the latter part of our fiscal year.  With the expiration of the Target license agreement at the end of Fiscal 2017, our business and performance no longer reflect this seasonality trend.  Furthermore, if and to the extent royalty revenues grow from our new wholesale licensees, we expect our revenues may shift toward the latter half of our fiscal year, which would be consistent with the normal, holiday-based seasonal pattern of retail sales.

Government Regulations

The U.S. Federal Trade Commission (the “FTC”) and various state laws regulate our Flip Flop Shops franchising activities.  For instance, the FTC requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement, and several states require registration and disclosure in connection with franchise offerings and sales.  In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act (the “FCPA”) and any applicable foreign anti-bribery laws.  We are also subject to various laws that are generally applicable to businesses in our industry, such as work safety and labor laws that govern certain of our operations and our employee relations.  Our violation of any of these laws could subject us to significant fines, criminal sanctions and other penalties, which could have a material adverse effect on our business and results of operations.

Employees

As of February 3, 2018, we employed 60 persons.  None of our employees are represented by labor unions, and we believe that our employee relations are satisfactory.

Financial Information about Segments and Geographic Areas

After the Hi-Tec Acquisition, our reportable segments consist of Cherokee Global Brands and Hi-Tec.  The Hi-Tec segment includes our operations associated with our Hi-Tec, Magnum, 50 Peaks and Interceptor  brands, and the Cherokee Global Brands segment includes our operations associated with all of our other owned and represented brands.  Prior to the Hi-Tec Acquisition, our business activities comprised one reportable segment.  See Note 13 to our consolidated financial statements included in this Annual Report for financial information about our reportable segments.

Approximately 55%, 38% and 30% of our revenues were derived from our international licensees and franchisees in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, and we face risks related to these foreign operations.  See Item 1A, “Risk Factors” for information about these risks, and see Note 13 to our consolidated financial statements included in this Annual Report for certain financial information by geographic area.

General Information

Cherokee Global Brands was incorporated in Delaware in 1988.  We maintain a website at www.cherokeeglobalbrands.com.  We make our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website as soon as reasonably practicable after we file these materials with, or furnish them to, the SEC.  All references to our website in this Annual Report are inactive textual references, and the contents of our website are not incorporated in or otherwise considered part of this Annual Report.

Item 1A. RISK FACTORS

The occurrence of any of the risks, uncertainties and other factors described below and elsewhere in this Annual Report and the other documents we file with the SEC could have a material adverse effect on our business, financial condition, results of operations and stock price, and could cause our future business, financial condition, results of operations and stock price to differ materially from our historical results and the results contemplated by any forward-looking statements we may make herein, in any other document we file with the SEC, or in any press release or other written or oral statement we may make.  You should carefully consider all of these risks and the other information in this Annual Report and the other documents we file with the SEC before making any investment decision with respect to our securities.  The risks described below and elsewhere in this Annual Report are not the only ones we face.  Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business, financial condition and results of operations or cause our stock price to decline.

Risks Related to Our Business

Our business is subject to intense competition.

Merchandise bearing our brand names and goods that are carried by Flip Flop Shops retail stores are subject to intense competition.  Competing brands with respect to our Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, and private label brands (developed by retailers) such as Faded Glory, Arizona and Route 66, and competing brands with respect to the Hi-Tec and Magnum brands include Columbia, Merrell, Keen, North Face, Timberland, Bates, Wolverine and other private label brands.  Our other brands also face competition from these and other numerous brands.  Factors that shape the competitive environment for our brands include quality of garment or accessory construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to retailer and consumer demand.

Our business plan focuses on creating strategic alliances with major retailers and wholesalers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers, engaging wholesalers to manufacture and distribute products bearing our brands and sell these products to retailers, and entering into franchise relationships with Flip Flop Shops retail store owners.  Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our franchisees’ ability to sell products in their stores, all of which is dependent on the ability of us, our licensees and our franchisees to respond to ever-changing consumer demands.  We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products.  Further, we cannot control the level of resources that our licensees or franchisees commit to supporting our brands, and our licensees may choose to support products bearing other brands to the detriment of our brands because our agreements generally do not prevent them from licensing or selling other products, including products bearing competing brands.

In addition, we compete with companies that own other brands and trademarks, as these companies could enter into similar licensing arrangements with retailers and wholesalers in the United States and internationally.  These arrangements could be with our existing retail and wholesale partners, thereby competing with us for consumer attention and limited floor or rack space in the same stores in which our branded products are sold, and vying with us for the time and resources of the retailers and wholesale licensees that manufacture and distribute our products.  These companies may be able to respond more quickly to changes in retailer, wholesaler and consumer preferences and devote greater resources to brand acquisition, development and marketing.  We may not be able to compete effectively against these companies.

If we or our brands are unable to compete successfully against current and future competitors, we may be unable to sustain or increase demand for products bearing our brands, which could have a material adverse effect on our reputation, prospects, performance and financial condition.

We are subject to the risks of the retail business that apply to retailers selling our products.

There are numerous risks and other factors applicable to the businesses of retailers (including our DTR licensees and franchisees and retailers to which our wholesale licensees distribute products) that can impact the sale of products that bear our brands and, with respect to our franchisees, the sale of products bearing other brands that are sold in their stores.  Any decline in sales of our branded products by retailers could adversely affect our revenues.

Factors that may adversely affect retailers and their sales of products include, among others: (i) consumer preferences regarding fashion trends and styles, which can be region-dependent and subject to rapid and significant fluctuations; (ii) consumer preferences regarding where to shop; (iii) the growth of online shopping and the ability of a retailer to market and sell products through these avenues; (iv) fluctuating retail prices; (v) the reputation of or general consumer perceptions about the retailers that sell our brands; (vi) security breaches or other cybersecurity incidents; (vii) shifts in the seasonality of shopping patterns; (viii) weather, environmental or other conditions that may impact consumer shopping activity; (ix) changes in the availability or cost of capital in light of a retailer’s financial condition, capital requirements and other factors; (x) labor strikes or other interruptions that impact supply chains and transport vendors; (xi) the impact of excesses or shortages of retail or manufacturing capacity; (xii) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (xiii) material acquisitions or dispositions; (xiv) investments in new business strategies; (xv) the success or failure of significant new business ventures or technologies; (xvi) general business and operational risks, including, among others, the ability to obtain and maintain desirable store locations, litigation risks, departures of key personnel or other employee matters; (xvii) actions taken or omitted to be taken by legislative, regulatory, judicial and other government authorities and officials; (xviii) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events; and (xviv) the other risks discussed in these risk factors.

We have incurred a significant amount of indebtedness, and our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity.

We entered into a credit facility with Cerberus Business Finance, LLC (“Cerberus”) in December 2016.  As of February 3, 2018, $49.5 million in principal amount was outstanding under our term loan and revolving credit facility with Cerberus.  Principal repayments are required quarterly under the Cerberus credit facility, and any remaining outstanding indebtedness is due in December 2021.

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

As of the end of the first and second quarters of Fiscal 2018, we had failed to comply with certain of the financial and other covenants in the Cerberus credit facility.  Although Cerberus agreed to forbear from exercising its rights or remedies under the Cerberus credit facility with respect to these events of default for specified periods and ultimately agreed to waive these events of default, Cerberus may not agree to forbear or waive any future failure by us to fully comply with the terms of the credit facility.  For instance, based on our current forecasts, we anticipate that we will violate certain of our financial covenants in the Cerberus credit facility (specifically, our covenant to maintain certain liquidity levels) within the next twelve months without an infusion of cash or an increase in borrowing capacity under our revolving credit facility, which has caused an explanatory paragraph to be included in the report of our independent registered public accounting firm contained in this Annual Report describing an uncertainty about our ability to continue as a going concern.  The inclusion of this explanatory paragraph itself results in noncompliance with covenants in the Cerberus credit facility, and as a result, we are not in compliance with this credit facility as of the date of this Annual Report.  Additionally, in connection with Cerberus’ agreement to waive our prior events of default, Cerberus required that the credit facility be amended to, among other things, add new financial and other covenants with which we must comply, including maintaining certain liquidity levels, obtaining specified amounts of proceeds from equity financings and arranging for and effecting purchases by one or more third parties of participation interests in the credit facility, and Cerberus could again impose additional or more burdensome covenants or requirements in connection with any amendment or waiver we may be able to obtain related to our current and potential future compliance failures.  These failures to comply with the Cerberus credit facility subject us to significant risks, including Cerberus’s ability to exercise any of its rights upon the occurrence of an event of default.  If any of these rights were to be exercised, our financial condition and liquidity would be materially adversely affected and our ability to continue operations could be materially jeopardized.  Further, even if a waiver or amendment with respect to any future event of default could be obtained, we may be required to comply with more new covenants or other requirements as a condition to the waiver or amendment, which could impose burdensome obligations on our operations and financial condition that we may not be able to satisfy.

We may seek to refinance all or a portion of our outstanding indebtedness in the future.  Any such refinancing would depend on the capital markets and the state of our industry, business and financial condition at the time, which could affect our ability to obtain attractive refinance terms if or when desired or at all.

The amount of our outstanding indebtedness, which is substantial, could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, product development, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

Our future capital needs may be uncertain and we may need to raise additional funds in the future, but such funds may not be available when needed,  on acceptable terms or at all.

Our capital requirements in future periods may be uncertain and could depend on many factors, including, among others: (i) acceptance of, and demand for, our brands; (ii) the extent to which we invest in our existing brand portfolio or any new brands; (iii) the number and timing of our acquisitions and other strategic transactions; (iv) the costs of developing new brands; (v) the costs associated with our efforts to expand our business; and (vi) the costs of litigation and enforcement activities to protect and defend our trademarks.  We may need to raise additional funds to meet our capital requirements.  For example, we expect to seek an increase in our borrowing capacity under our revolving credit facility with Cerberus or additional liquidity from other lenders in light of our current and forecasted compliance failures under the credit facility and the substantial doubt about our ability to continue as a going concern.  However, these or any other necessary funds may not be available when needed, on favorable terms or at all.  If we issue equity or convertible debt securities to raise additional funds, as we did with our public offering of our common stock in December 2016 and our private placement equity financing with certain of our directors, officers and large stockholders in August 2017, our existing stockholders would experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.  If we incur additional debt to raise funds, as we did with our Cerberus credit facility established into in December 2016, we may become over-leveraged and we may become subject to restrictive financial or operating covenants that could limit our ability to operate our business and expose us to significant risks in the event of any compliance failure.  Moreover, in light of our current level of indebtedness, which is significant, and our current noncompliance with our indebtedness with Cerberus, additional debt or equity capital may not be available on terms we consider advantageous or favorable to us.  In addition, we may seek equity and/or debt financing from sources that expose us to additional risks or negative effects, such as, for example, obtaining funding from related parties in transactions that create conflicts of interest between us and the related party, as we did with our private placement in August 2017 mentioned above and our arrangement of purchases by certain of our directors, officers and large stockholders of participation interests in our Cerberus credit facility in December 2017.  Further, we may incur substantial costs in pursuing future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.

Moreover, our late filing of our annual report for Fiscal 2017 and our quarterly report for the first quarter of Fiscal 2018 renders us ineligible to register the offer and sale of our securities using a registration statement on Form S-3, and we will not regain such eligibility until we have timely filed all of our periodic reports with the SEC for 12 consecutive calendar months.  We do not know when we will meet this requirement, which depends on our ability to file our periodic reports on a timely basis in the future.  If we seek to raise capital through an offering of our securities while we remain ineligible to use Form S-3, our inability to use this form could limit our financing alternatives, reduce our ability to access capital in a timely manner and increase our transaction costs, any of which could make it more difficult to execute any such transaction successfully and could have an adverse effect on our prospects and financial condition.

If we cannot raise funds when needed, on acceptable terms or at all, we may not be able to develop or enhance our brand portfolio or marketing initiatives, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements.  Any of these outcomes may materially harm our business, results of operations and financial condition.

Our wholesale licensing arrangements subject us to a number of risks.

We have recently entered into several new wholesale arrangements in connection with a significant shift in our business strategy, from our historical focus on a DTR licensing model for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands.  Although we believe our new wholesale licensing arrangements may have certain benefits, these arrangements are subject to a number of risks and our beliefs could turn out to be wrong.  If any of these risks occur and we do not achieve the intended or expected benefits of our strategy shift toward wholesale arrangements, our results of operations, liquidity and financial condition could be materially adversely affected.  Moreover, we have less experience with the wholesale licensing model than the DTR licensing model and we may find it difficult to develop reliable forecasts and expectations regarding royalty revenues from these arrangements, either of which could harm our business and our operating results.

The terms of our wholesale licensing arrangements differ in certain important ways from the terms of our DTR licensing arrangements.  For instance, the minimum annual royalty obligations under our wholesale licensing arrangements are significantly smaller than the minimum annual royalty obligations in some of our DTR licensing arrangements, including our former license agreements with Target and Kohl’s.  Also, our new wholesale license agreements for the Cherokee brand and the Hi-Tec and Magnum brands are not subject to reducing royalty rates based on cumulative sales levels, as was our former license agreement with Target for the Cherokee brand.  These different terms could have a material impact on our performance.  For example, the consistent royalty rates of these wholesale licensing arrangements could cause our performance and cash flows to be more strongly influenced by the seasonality of the retail business and thus subject to more material fluctuations between periods, and the lower minimum royalty obligations could cause our aggregate annual royalty revenues to decline if retail sales volume for our brands decreases and we become dependent on minimum royalty obligations.  These effects on our performance could become increasingly significant in future periods, to the extent our new wholesale licensees gain traction over time with new retailers and consumer bases and the proportion of our royalty revenues from these licensees increases, or if we pursue similar wholesale arrangements in the future.

Additionally, in wholesale licensing arrangements, we have limited ability to control various aspects of the manufacturing process, including access to raw materials, the timing of delivery of finished products, the quality of finished products and manufacturing costs.  Our wholesale licensees may not be able to produce finished products of the quality or in the quantities that are sufficient to meet retailer and consumer demand in a timely manner or at all, which could result in an inability to generate revenues from any such products and loss of confidence in our brands.  Interruptions or delays in the manufacturing process can occur at any time and for a variety of reasons, many of which are outside our control, including, among others, unforecasted spikes in demand, shortages of raw materials, labor disputes, backlogs, insufficient devotion of resources to the manufacture of products bearing our brands, or problems that may arise with manufacturing operations or facilities or our wholesale licensees’ businesses generally.  On the other hand, our wholesale licensees may produce inventory in excess of retailer and consumer demand, in which case over-supply may cause retail prices of products bearing our brands to decline.  Further, we compete with other brand owners for the time and resources of our wholesale licensees, which could curtail or limit our ability to engage new or maintain relationships with existing wholesale licensee partners on acceptable terms or at all.  Further, the unplanned loss of any of our wholesale licensees could lead to inadequate market coverage for retail sales of products bearing our brands, create negative impressions of us and our brands with retailers and consumers, and add downward pricing pressure on products bearing our brands as a result of liquidating a former wholesaler’s inventory of such products.  The occurrence of any of these risks could adversely impact our reputation, performance and financial condition.

Our acquisition of the Hi-Tec and Magnum brands and conversion of these brands to a new business model is subject to significant risks.

We recently acquired the Hi-Tec, Magnum and other associated footwear brands and completed our conversion of these brands from their former distribution model to a brand licensing model that aligns with our operations.  Although we believe the acquisition of these brands and our conversion of their selling model may have certain benefits, the acquisition and conversion of these brands are subject to a number of risks and our beliefs could turn out to be wrong.  If any of these risks occur and we do not achieve the intended or expected benefits of our acquisition and conversion of these brands, we may never generate sufficient revenues from these brands to recoup their costs and our results of operations, liquidity and financial condition could be materially adversely affected.

The Hi-Tec, Magnum and other associated footwear brands have not historically been marketed, distributed or sold under a brand licensing model, and it is uncertain whether this model will be effective for these brands.  As a result, we may not be able to reliably forecast or predict the impact of these brands on our revenues or other aspects of our results of operations until they have been operated under a licensing model for some time.  Further, the roles and responsibilities of the various parties in the distribution chain for these products, including our Company, as the licensor of the brands and overseer of high-level marketing strategies, the wholesalers we engage to manufacture and distribute products bearing these brands, and the retailers to which the wholesalers sell these products for resale to consumers, are different as a result of our conversion of these brands to a brand licensing model.  The wholesalers we have engaged for these brands to date, which consist primarily of former operating partners and distributors of these brands, may not be familiar with or accustomed to a brand licensing model and may not be successful in converting their distribution efforts to align with this model.  Further, as we make efforts to expand these brands to new geographic and consumer markets, we expect to pursue new arrangements with additional wholesale licensees for these brands.  However, any such efforts are subject to risks, including risks associated with engaging new licensees, which may not be willing or able to operate within a brand licensing model or generate material revenues to us under this model, and risks associated with expanding to new markets, which may consist of retailers and consumers who are unfamiliar with or unwilling to accept our brands.  Any such outcome could result in failures to sell products bearing these brands in volumes and at prices that generate expected revenue levels to us.

We rely on the accuracy of our licensees’ and franchisees’ sales reports for reporting and collecting our royalty revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported or collected

Most of our royalty revenues are generated from retailers that manufacture and sell products bearing our brands in their stores and on their websites, and from wholesalers that manufacture and distribute products bearing our brands and sell these products to retailers.  In addition, we generate royalty revenues from franchisees of the Flip Flop Shops brand based on sales of products in their stores.  Under our existing agreements, our licensees and franchisees pay us fees based on their sales of products or, for some of our wholesale licensees, based on their manufacturing costs.  As a result, we rely on our licensees and franchisees to accurately report their sales or costs in collecting our license and franchise fees, preparing our financial reports, projections and budgets and directing our sales and marketing efforts.  Although all of our agreements permit us to audit our licensees and franchisees, if any of them understate their sales or costs, we may not collect and recognize the royalty revenues to which we are entitled on a timely basis or at all, or we may endure significant expense to obtain compliance.

We utilize various licensing and selling models in our operations, and our success is dependent on our ability to manage these different models.

In addition to our historical focus on a DTR licensing model,  we are shifting our focus for some of our key brands to a wholesale licensing strategy and we use a franchising model for our Flip Flop Shops brand.  Although we believe these various licensing and selling models could have certain benefits, these models could themselves be unsuccessful and our beliefs could turn out to be wrong.  Moreover, our pursuit of these different models could divert management’s attention and other resources, including time and capital, from our historical focus on a DTR licensing strategy.  As a result, our future success depends in part on our ability to successfully manage these multiple licensing and selling models.  If we are unable to do so, our performance, financial condition and prospects could be materially harmed.

Our business continues to depend in part on the success of our Direct to Retail licensing model.

Our DTR licensing model has been our historical focus and it continues to be an important part of our operations.  We believe the DTR licensing model has become more widely accepted by many retailers worldwide, and our business plan is based in part on the success of this model with our existing retail licensees and with new retailers we may solicit to license our brands under this model in new territories and additional product categories.  However, our beliefs regarding the DTR licensing model may turn out to be wrong, and it may not achieve or sustain increased acceptance or its use by retailers could decline.  If our existing or potential future retail licensees do not perceive the DTR licensing model to be advantageous to them, which could occur for a variety of reasons, they may move away from this model and pursue alternatives, such as purchasing from wholesalers or manufacturing private label products.  In that event, this aspect of our business may prove unsuccessful and our financial condition and performance could suffer material adverse effects.

Our business has historically been largely dependent on royalties from Target and Kohl’s, which no longer sell products bearing any of our brands.

In the past, Target has had exclusive rights to sell Cherokee and Liz Lange branded products for all product categories in the United States, and royalty revenues from Target’s sales of these products accounted for a large portion of our revenues during Fiscal 2017, Fiscal 2016 and other historical periods.  In addition, Kohl’s has had exclusive rights to sell Hawk Signature and Tony Hawk branded products in all product categories in the United States, and royalty revenues from Kohl’s’ sales of these products also accounted for a significant portion of our revenues during Fiscal 2018, Fiscal 2017, Fiscal 2016 and other historical periods.  However, our license agreements with Target covering sales of Cherokee branded products in the school uniforms category and Liz Lange products expired on January 31, 2018, our license agreement with Target covering sales of Cherokee branded products in all other categories expired on January 31, 2017, and our license agreement with Kohl’s covering sales of Hawk Signature and Tony Hawk branded products expired on January 31, 2018.  As a result, after January 31, 2018, Target and Kohl’s no longer sell products bearing any of our brands.

Replacing the royalty revenues received from Target and Kohl’s is a significant challenge, due in part to the large size of these former licensees’ businesses and the significant amount of royalty revenues they have historically contributed to our results, as well as the difficulties of establishing relationships with new licensees generally, as they may have no prior experience with us or our brands and they may need to generate demand for our brands among entirely new retailer and consumer bases, which could take many years and involve significant costs.  Even though it is a normal part of our business to replace licensees whose arrangements with us have expired without renewal or have otherwise terminated, and even though we have entered into several new wholesale licensing agreements that are intended to replace, over time, the royalty revenue generated by our former license agreements with Target and Kohl’s, the royalty revenues we receive from the new licensees may not in the near term, or ever, reach or exceed the royalty revenues earned under the previous relationships.    As a result, the expiration of these license agreements has had an adverse effect on our royalty revenues for these brands and our overall business and results in Fiscal 2018, and this effect could continue or worsen in future periods as the transition to our new licensees for these brands remains ongoing.  Moreover, as with all licensee replacements, the royalty revenues we receive from the new licensees may not in the near term, or ever, reach or exceed the royalty revenues earned under the previous relationships, which could have a material adverse effect on our business and results of operations over the long term.

The failure of our licensees or franchisees to sell products that generate royalties to us, to pay us royalties pursuant to their license or franchise agreements with us, or to renew these agreements could negatively affect our results of operations and financial condition.

Our revenues are dependent on royalty payments made to us under our license and franchise agreements.  Although some of our license agreements guarantee a minimum royalty payment to us each year, the failure of our licensees or franchisees to satisfy these or the other obligations under their agreements with us, their decision to not renew their agreements with us or their inability to grow or maintain their sales of products bearing our brands or their businesses generally could cause our revenues to decline.  These events or circumstances could occur for a variety of reasons, many of which are outside our control, including business and operational risks that impact our licensees’ and franchisees’ ability to make payments and sell products generally, such as obtaining and maintaining desirable store locations and consumer acceptance and presence; retaining key personnel, including the specific individuals who work on sales and marketing for products bearing our brands; and liquidity and capital resources risks.  Further, while we historically have been dependent on our relationships with Target and Kohl’s, the failure by any of our other key licensees or franchisees or the concurrent failure by several licensees or franchisees to meet their financial obligations to us or to renew their respective license or franchise agreements with us could materially and adversely impact our results of operations and our financial condition.

Our franchise business exposes us to numerous risks.

In connection with our acquisition of the Flip Flop Shops brand in October 2015, we acquired, and became the franchisor under, a number of franchise agreements with franchisees of this brand.  Many of these franchisees maintain one or more Flip Flop Shops retail stores located across the globe, including in the United States, Canada, the Caribbean, the Middle East and South Africa.  This Flip Flop Shops franchise business exposes us to a variety of risks, including, among others, that: (i) we may not be able to find capable and experienced franchisees who can implement the Flip Flop Shops brand concept and strategies or sell merchandise and operate stores in a manner consistent with our standards and requirements; (ii) even if we are able to attract capable franchise owners, these franchisees may not be able to open new Flip Flop Shops retail stores in a timely manner, due to inabilities to secure desirable site locations, construct and develop new store locations or other factors, or may not be able to manage and maintain the stores once opened, due to inabilities to obtain adequate financing, attract qualified operating personnel or other factors; (iii) the third-party brands that are sold at Flip Flop Shops stores could decline in popularity or decide to stop selling their merchandise at some or all Flip Flop Shops store locations; (iv) neighborhood or economic conditions or other demographic patterns where existing or new Flip Flop Shops stores are located could decline or otherwise change in a negative way; and (v) our franchise business is subject to complex and varying franchise laws and regulations imposed by the U.S. federal and state and foreign jurisdictions in which we operate, including regulation by the FTC, and we may need to devote significant costs and other resources to comply with these laws and regulations and we may be subject to various penalties, including monetary fines or other sanctions, if we fail to comply with these laws and regulations.  If any of these risks were to materialize, the reputation of the Flip Flop Shops brand and our other brands could suffer, sales volume at one or more Flip Flop Shops store locations could decline, existing store locations may close or new store locations may fail to open at expected rates or at all, or our franchise revenues relating to this brand could be limited, curtailed or reduced, any of which could harm our performance and prospects.

Our business may be negatively impacted by general economic conditions.

Our performance is subject to worldwide economic conditions and the corresponding impact on levels of consumer spending, which may affect our licensees’ and franchisees’ retail sales.  It is difficult to predict future levels of consumer spending, and any such predictions are inherently uncertain.  Many factors affect the level of consumer spending in the industry in which we operate, including, among others, prevailing economic conditions; levels of employment, salaries and wage rates; energy costs; interest rates; the availability of consumer credit; tax rates; and consumer confidence in future economic conditions.  Further, our industry is heavily influenced by general economic cycles, as purchases of apparel, footwear, accessories and home products tend to decline in periods of economic uncertainty, slowdown or recession because disposable income typically declines during these periods.  As a result, the risks associated with our business are generally more acute in these periods.  For instance, general uncertainty in U.S. economic, political, regulatory, and market conditions has increased following the results of the 2016 U.S. presidential election due to the unpredictability of the policies and direction of the current administration, and these uncertainties may result in decreased confidence in the U.S. or global economy and decreased levels of consumer spending.  In addition to decreased consumer spending generally, periods of uncertainty, slowdown or recession may be accompanied by decreased demand for, or additional downward pricing pressure on, the products carrying our brands.  Accordingly, any prolonged economic slowdown, a lengthy or severe recession or any other negative trend in the U.S. or global economy would likely have a material adverse effect on our results of operations, financial condition and business prospects.

We are subject to additional risks associated with the international scope of our operations.

Many of our licensees and franchisees are located outside the United States, and we aim to expand our international revenues. In addition, our business associated with our Hi-Tec family of footwear brands is managed and operated by our Dutch subsidiary.

We face numerous risks in doing business outside the United States, including, among others: (i) our general lack of experience operating foreign subsidiaries; (ii) unusual, unfamiliar or burdensome foreign laws or regulatory requirements, including tax, labor, contract, intellectual property protection and other laws, and unexpected changes to these laws or requirements; (iii) difficulties complying with the laws of multiple jurisdictions; (iv) uncertainties in some jurisdictions related to developing legal and regulatory systems and standards for economic and business activities, property ownership and the application of contract rights; (v) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers, about which there is increased uncertainty following the results of the 2016 U.S. presidential election and the trade policies of the current administration, including withdrawal from the Trans-Pacific Partnership and proposed revision to the North American Free Trade Agreement; (vi) difficulties attracting and retaining qualified personnel to conduct our foreign operations or manage our foreign licensees and franchisees; (vii) challenges relating to labor and employment matters, including differing employment practices and requirements regarding health, safety and other working conditions in foreign jurisdictions; (viii) competition from foreign companies; (ix) longer accounts receivable collection cycles and difficulties collecting accounts receivable from international licensees and franchisees; (x) less effective and less predictable protection and enforcement of our intellectual property rights in some jurisdictions; (xi) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (xii) potentially adverse tax consequences from the several U.S. and foreign jurisdictions in which we are subject to taxation; and (xiii) cultural differences in the conduct of business.  Any one or more of these factors could cause our international revenues to decline or could cause us to fail to execute on our business strategy involving international expansion.  In addition, our business practices in international markets are subject to the requirements of the FCPA and applicable foreign anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

Our international royalty revenues are typically denominated in U.S. dollars.  However, because our international licensees and franchisees operate in other currencies, fluctuations in the value of the U.S. dollar relative to these foreign currencies have an impact on our royalty revenues, which could materially affect our results of operations and cash flows.  The primary foreign currencies in which our licensees operate are the Euro, the Great British Pound, the Mexican Peso, the South African Rand, the Japanese Yen, the Chinese Yuan, the Indian Rupee and the Canadian Dollar.  We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

Some of our licensees have contracts with government entities that are subject to unique risks.

Some of our licensees for our Hi-Tec family of footwear brands have, and expect to maintain, long-term contracts with various foreign government entities.  In addition to normal business risks, including the other risks discussed in these risk factors, our licensees’ contracts with government entities are often subject to unique risks, some of which are beyond our or their control.  For instance, long-term government contracts and related orders are subject to cancellation if adequate appropriations for subsequent performance periods are not made.  As a result, the termination of funding for a government program supporting any of our licensees’ government contracts could result in a loss of anticipated future revenues from that contract, which could have a negative impact on our operations because our royalty revenues from the licensee attributable to the government contract would also cease.  In periods of global or local political tension or unrest or decreased spending, these risks could be amplified.  In addition, government entities are often able to modify, curtail or terminate contracts at their convenience and without prior notice and would only be required to pay for work completed and commitments made at the time of the termination.  Any such modification, curtailment or termination of significant government contracts products bearing our Hi-Tec family of footwear brands could have a material adverse effect on our licensees’ sales of these products, which in turn, could have a material adverse effect on our results of operations and financial condition.

Our business and the success of our products could be harmed if we are unable to maintain the strength of our brands.

Our success is dependent on the strength of our brands.  If we are unable to timely and appropriately respond to changes to consumer preferences and demands, which are subject to significant fluctuations, the strength of our brands may be impaired.  Even if we do react timely and appropriately to these changes, consumers may still consider one or more of our brands to be outdated or associated with styles that are no longer popular.  In the past, many companies in our industry have experienced periods of rapid growth in sales and revenues followed by periods of declining sales and losses.  Our business may be similarly affected.

We are dependent on our intellectual property rights, especially our trademarks, and we may not be able to successfully protect our rights or we may become involved in costly legal proceedings relating to these rights or the intellectual property rights of third parties.

Our trademarks are vital to our business.  We hold various trademarks for our brand names, which are registered with the United States Patent and Trademark Office.  We also hold trademarks or trademark applications for our brand names with similar government agencies in a number of other countries, although the laws of many countries may not protect our intellectual property rights to the same extent as the laws of the United States and, as a result, adequate protection in these jurisdictions may be unavailable or limited in spite of our efforts to safeguard these rights.  In addition, our efforts to establish and protect our trademarks and other proprietary rights might not prevent imitation of our brands or products bearing our brands, other infringement of our rights, challenges to our intellectual property ownership, the loss of license or franchise revenues or other negative effects.  Further, any insufficiency in the protection of our trademarks and other intellectual property rights could reduce the value of our brands, which could limit the ability of our licensees and franchisees to effectively compete for market share.  If any of these events were to occur, our business, prospects, financial condition, results of operations and liquidity could be materially harmed.

In addition, in the future, we may decide to assert infringement claims against third parties, and one or more parties may assert infringement claims against us.  Any resulting litigation could result in significant expense and divert the efforts of our management and other personnel, whether or not such litigation is determined in our favor.  Further, any adverse ruling in any such matter could reduce the value of our intellectual property assets and our licenses, which could result in limitations on our ability to market and license our brands and have a material adverse effect on our business, financial condition and results of operations.

We may become involved in other litigation or government or administrative proceedings that may materially affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action and other litigation and claims.  We may also be the subject of government and other regulatory investigations, audits and proceedings, including in connection with any claim of our violation of the laws, rules and regulations applicable to our business, such as federal, state and foreign franchise laws, anti-bribery laws and work safety and labor laws, among others.  These matters can be time-consuming, divert management’s attention and resources and result in significant legal and other expenses.  Furthermore, because litigation and administrative or government proceedings are inherently unpredictable, any of these proceedings could result in unfavorable outcomes, which could include monetary damages or fines and other sanctions.  Any such result could have a material adverse effect on our business, results of operations or financial condition.

We are dependent on our key management and other personnel.

Our success is highly dependent on the continued services of our key executives, including of Henry Stupp, our Chief Executive Officer and a member of our board of directors.  We have a relatively small number of employees, and the leadership and experience of Mr. Stupp and our other executives and key employees are important to the successful implementation of our business and marketing strategies.  We do not carry key person life insurance covering any of our executives or other employees.  The loss of the services of Mr. Stupp or our other executives or key employees could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

We may encounter risks and difficulties in connection with acquisitions or other strategic transactions, and we may not realize the expected benefits of these transactions.

We regularly evaluate opportunities to acquire or represent new brands, and we have completed several such acquisitions during the past several years.  We expect to continue to consider opportunities to acquire or make investments in other brands or to engage in other strategic transactions that could enhance our portfolio or enable us to expand to new markets.  Our experience integrating acquired assets and businesses is limited, and we may not be successful in realizing the expected benefits of any acquisition we may pursue.  Our future success depends, in part, on our ability to manage an expanding portfolio of brands, which could involve significantly increased costs and pose substantial challenges for management.

Acquisitions and other strategic transactions can involve numerous risks and difficulties, including, among others: (i) challenges assimilating new brands or other assets into our business and our brand licensing model; (ii) problems maintaining and enforcing standards, procedures, controls, policies and information systems; (iii) difficulties and costs in combining the operations and personnel of an acquired business with our operations and personnel, including any failure to retain key employees, customers, vendors, manufacturers or other service providers or partners of an acquired business, any failure to convert and integrate acquired assets into our brand licensing business model, and challenges forecasting revenues and expenses for newly acquired brands or businesses; (iv) significant or unanticipated costs associated with an acquisition, including incurrence of contingent liabilities, amortization charges associated with acquired assets, write-offs of goodwill or intangible assets, capital expenditures and accounting, legal and other transaction expenses; (v) any inability to realize the intended or expected synergies or other benefits of an acquisition or transaction, particularly if our assumptions about sales, revenues, operating expenses and costs of acquired assets or businesses turn out to be wrong; (vi) diversion of management’s attention from our existing brand portfolio; (vii) adverse effects on existing business relationships; (viii) risks associated with foreign acquisitions or otherwise entering new geographic or customer markets, including regional differences in consumer preferences, branding standards and the general conduct of business, less effective and less predictable protection and enforcement of intellectual property rights in some foreign jurisdictions and the other risks related to doing business outside the United States discussed elsewhere in these risk factors; and (ix) risks associated with new types of business arrangements in which we have no or limited prior experience.  Accordingly, our recent acquisitions and any future strategic transactions we pursue may not result in the anticipated benefits and could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our strategic and marketing initiatives may not be successful.

We have invested significant funds and management time in furtherance of our global strategic and marketing initiatives, which are designed to strengthen our brands, assist our licensees in generating increased sales of products bearing our brands and build value for our stockholders over the long term.  We expect to continue and, in some cases, expand these initiatives in future periods.  While we are hopeful that our efforts in executing these initiatives will grow our business and build stockholder value, we may not be successful in doing so and these initiatives may not result in the intended or expected benefits.  Any failure by us to execute our strategic initiatives, or the failure of these initiatives to cause our revenues to grow, could have a materially adverse impact on our operating results and financial performance.

We rely on our information technology systems, and our business and operations could suffer in the event of cybersecurity breaches or other system failures.

We, as well as our licensees and franchisees, rely on various information technology systems to manage our respective operations.  Our reliance on these systems exposes us to inherent costs and risks, including the time and capital resources required to maintain, upgrade, replace or otherwise change these systems or integrate new systems as and when needed, as well as the risks associated with any failure of these systems, which could result from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication or electrical failures.  Despite the implementation of security measures, our information technology systems and those of our licensees and franchisees are vulnerable to failures or other damage from these or other causes.  Although we have not experienced any material cybersecurity or system failure, accident or breach, some of our current and former licensees have experienced such events in the past.  If such an event were to occur to our systems, it could result in a material disruption of our operations and internal controls and processes; substantial costs to rectify or correct the failure, if correction is possible; significant demands on management time; loss of or damage to our data or applications; inappropriate disclosure of confidential or proprietary information; or the incurrence of other material liabilities.  If such an event were to occur to our licensees’ or franchisees’ systems, our royalty revenues could be reduced or disrupted due to decreased product sales, including sales of our branded products, as a result of reputational damage; diversion of costs and other resources from product sales; or inability of our licensees or franchisees to calculate royalties or generate royalty reports.  If any of these risks were to materialize, our business, prospects, performance and financial condition could be materially harmed.

Changes in our effective tax rates or tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our financial results.

We are subject to income tax in the United States, California and certain other state jurisdictions.  In addition, following our acquisition of the Hi-Tec family of footwear brands, we are also subject to taxation in several foreign jurisdictions, which may have unusual, unfamiliar or particularly burdensome tax laws.  Our new global tax structure could be negatively impacted by various factors, including changes in the tax rates in jurisdictions in which we earn income or changes in tax laws or interpretations of tax laws in the jurisdictions in which we operate, any of which could impact our future effective income tax rates.  Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities, as has been the case in Fiscal 2018 as a result of significant changes to U.S. federal tax laws.  Any increase in our effective tax rate could adversely affect our reported financial results or the way in which we conduct our business.

Significant judgment is required in determining our provision for income taxes, as there are many transactions and calculations in the ordinary course of our business that involve uncertain tax determinations.  If we are audited by tax authorities, these authorities could disagree with our judgments about our tax provisions.  Although we believe our tax estimates are reasonable, the final determination of tax authorities in the event of such an audit could be materially different from our historical income tax provisions and accruals.  Any adverse result in such an audit or related litigation could materially negatively affect our income tax provision and results of operations in the period or periods for which the determination is made.  Moreover, any such audits or litigation, regardless of its outcome, could distract management and be expensive to defend, which could negatively affect our results of operations, liquidity and financial condition.

We previously identified material weaknesses in our internal control over financial reporting, which could adversely affect our business and reputation and could, if repeated, result in material misstatements in our financial results.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  However, our management previously identified material weaknesses in our internal control over financial reporting as of the last day of Fiscal 2017.  A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.  As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of January 28, 2017, the last day of Fiscal 2017, and that our disclosure controls and procedures were not effective as of that date or as of the last day of each of our first three fiscal quarters during Fiscal 2018.

Although our management has determined that these material weaknesses have been remediated and that our internal control over financial reporting and disclosure controls and procedures were effective as of the last day of Fiscal 2018, as described in Item 9A of this Annual Report, these previously identified material weaknesses and conclusions of ineffective controls could continue to cause investors to lose confidence in the reliability of our reported financial and other information, adversely affect our reputation with lenders, retailers, investors, securities analysts and others, and result in a decline in the market price of our common stock.  Moreover, these or other material weaknesses or significant deficiencies in our internal control over financial reporting could develop or be discovered in the future, and management could determine that our controls and procedures have again become inadequate.  In that event, we may be required to develop and implement remediation measures to address any weaknesses or deficiencies that are identified, as we did throughout Fiscal 2018 with respect to our previously identified material weaknesses, and any such measures could involve significant time and costs, distract management from our core business operations and ultimately be insufficient to address any weaknesses that are identified.  If any of these risks were to occur, there would be a greater likelihood that our consolidated financial statements may contain material misstatements, in which case we could be required to restate our financial results.  Any such restatement could lead to substantial additional costs for accounting and legal fees, litigation, significant reputational harm and material declines in our stock price.

Compliance with securities laws, regulations and financial reporting standards could increase our costs and pose challenges for our management team, and any compliance failures could materially harm our business.

Existing laws, regulations, listing requirements and other standards relating to corporate governance and public disclosure significantly increase the costs and risks associated with operating as a publicly traded company in the United States.  Our management team devotes significant time and financial resources to try to comply with existing and evolving standards for public companies.  Notwithstanding our efforts, we failed to comply with the SEC’s reporting deadlines applicable to our annual report for Fiscal 2017 and our quarterly report for the first quarter of Fiscal 2018, and we have been forced to incur increased costs and divert time and other resources to hire personnel, engage consultants and change certain of our internal practices and policies in order to regain compliance with our public reporting requirements.  However, this compliance may not be sustained, and it is possible that financial and other public reports we are obligated to file in the future also may not be considered timely, accurate or complete, in which case we may be forced to devote additional time and capital resources to further improve our public reporting systems and processes.  In addition, any future noncompliance with public reporting requirements could subject us to sanctions or investigation by regulatory authorities, such as the SEC, which could involve fines or other penalties, and could also adversely affect our financial results, result in a loss of investor confidence in the reliability of our financial information and other public disclosures and jeopardize the listing of our common stock on the Nasdaq Global Select Market, as described elsewhere in these risk factors.  If any of these risks were to occur, our business and reputation could be materially adversely affected and the market price of our common stock could materially decline.

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

Risks Related to Our Common Stock

The trading price of our common stock may be volatile, and shares of our common stock are relatively illiquid.

The trading price of our common stock has been, and is likely to continue to be, subject to material fluctuations.  These fluctuations can be caused by various factors, including, among others: (i) our financial results and financial condition, including our liquidity; (ii) our ability to maintain compliance with our obligations, including our credit facility with Cerberus; (iii) the successful completion of any acquisition or strategic transaction, including the integration of the acquired assets or businesses and realization of the intended or expected synergies and other benefits; (iv) any announcements by us, our retail partners or our competitors regarding or affecting the retail environment, the reputation of our brands, our existing or any new license agreements and brand representations, or acquisitions, strategic alliances or other transactions; (v) recruitment or departure of key personnel; (vi) changes in our financial guidance, if any, expectations for our financial results in the investment community, or the recommendations of any securities analysts that elect to follow our common stock; (vii) any material weaknesses in our internal control over financial reporting or any failures to comply with our public reporting requirements; (viii) market conditions in the retail industry and the economy as a whole; and (ix) the other risks described in these risk factors.

Further, as a result of our relatively small public float, our common stock may be less liquid, and the trading price for our common stock may be more affected by relatively small volumes of trading, than is the case for the common stock of companies with broader public ownership.

If we are not able to maintain compliance with Nasdaq’s requirements for continued listing, our common stock may be delisted from trading on the Nasdaq Global Select Market, which could have a material adverse effect on us and our stockholders.

We received two deficiency letters from The Nasdaq Stock Market (“Nasdaq”) in Fiscal 2018, each of which indicated that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing on the Nasdaq Global Select Market because we failed to file certain of our periodic reports with the SEC in a timely manner.  Although we have since filed these reports and regained compliance with this Nasdaq rule, we could fail to comply with this or other Nasdaq rules or requirements again in the future due to failures to file our periodic reports in a timely manner or other matters.  In such a case, we would receive further deficiency letters from Nasdaq and our common stock could be delisted from trading on the Nasdaq Global Select Market.  Any additional deficiency letters or any delisting event could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock.

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our common stock to decline in value.

From time to time, we may provide forward-looking financial guidance regarding our performance.  Any such guidance would be based on our then-current views, expectations and assumptions and could be materially different than our actual results.  Additionally, securities analysts or others in the investment community may publish expectations for our financial results, which also could be materially different than our actual results.  These differences could occur for a variety of reasons, such as, for instance, changes to the assumptions used to forecast or calculate the financial guidance or expectations, or the occurrence of risks related to our performance and our business, including those discussed in these risk factors, among others.  Any failure to meet any financial guidance or expectations regarding our future performance could harm our reputation and cause our stock price to decline.

We may not pay dividends regularly or at all in the future.

Determinations regarding the payment of dividends are subject to the discretion of our board of directors.  As a result, we may not pay any dividends in future periods, whether or not we generate sufficient cash to do so.  In addition, pursuant to our credit facility with Cerberus, subject to limited exceptions, we are prohibited from paying dividends or making other distributions to our stockholders without Cerberus’s consent.  As a result, any return on an investment in our common stock may be limited to an appreciation in the value of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The sale by our stockholders of substantial amounts of our common stock in the public market, or the perception that such sales could occur upon the expiration of any statutory holding period, such as under Rule 144 under the Securities Act, upon expiration of any lock-up periods applicable to outstanding shares, or upon our issuance of new shares as a result of the exercise of outstanding options or warrants or the vesting of restricted stock units, could cause the market price of our common stock to fall.  The availability for sale of a substantial number of shares of our common stock, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future when needed, on acceptable terms or at all.

Our certificate of incorporation allows our board of directors to issue up to 1,000,000 shares of “blank check” preferred stock.

Our certificate of incorporation allows our board of directors to issue up to 1,000,000 shares of “blank check” preferred stock without any action by our stockholders.  Subject to the restrictions under our new credit facility with Cerberus, such shares of preferred stock may be issued on terms determined by our board of directors in its discretion, and may have rights, preferences and privileges superior to those of our common stock.  For instance, such shares of preferred stock could have liquidation preferences that are senior to the liquidation rights applicable to our common stock, could have superior voting or conversion rights, which could adversely affect the voting power of the holders of our common stock, or could have other terms that negatively impact the voting control or other rights of our common stockholders.  Additionally, the ownership interest of holders of our common stock would be diluted following the issuance of any shares of our preferred stock. Further, the preferred stock could be utilized, under certain circumstances, as a method for discouraging, delaying or preventing a change in control of our Company, even at a time or under circumstances when you or other stockholders may prefer such a change in control.

A small number of our stockholders beneficially own a significant portion of our common stock and therefore are able to exert significant influence over our corporate decisions, including the election of directors and a change of control.  The interests of these stockholders may differ from yours.

A small number of stockholders beneficially own a significant portion of our common stock.  As a result, these parties may be able to influence or control matters requiring approval by our stockholders, including the election of directors and mergers, acquisitions or other extraordinary transactions.  These parties may have interests that differ from ours or yours, and they may vote in ways with which you disagree and that may be adverse to your interests.  This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our Company.  Conversely, this concentration of ownership may facilitate a change of control at a time or under circumstances when you and other stockholders may prefer not to sell.  Further, this concentration of ownership could adversely affect the prevailing market price for our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

We lease an 11,000 square foot office facility in Sherman Oaks, California, which serves as our corporate headquarters.  The lease for this facility will expire on October 31, 2021, subject to our option to renew the lease for an additional five years thereafter.

We lease a 24,000 square foot office facility in Amsterdam, Netherlands since the completion of the Hi-Tec Acquisition, a portion of which is subleased to one of our licensees.  The lease for this facility expires in December 2026.  We also leased a 112,000 square foot warehouse facility in Modesto, California from the completion of the Hi-Tec Acquisition until the expiration of the lease in December 2017.  This facility was subleased to and used by one of our licensees.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

Our common stock trades on the Nasdaq Global Select Market under the trading symbol “CHKE”.  The table below sets forth, for each of the fiscal quarters during our two most recently completed fiscal years, the range of the high and low sales prices for our common stock.  There were no dividends declared or paid during this two-year period.

	High	Low
Fiscal 2017
Quarter ended April 30, 2016	$18.48	$15.64
Quarter ended July 30, 2016	14.94	10.34
Quarter ended October 29, 2016	11.50	9.59
Quarter ended January 28, 2017	11.45	9.00
Fiscal 2018
Quarter ended April 29,2017	$9.55	$7.15
Quarter ended July 29, 2017	10.70	4.10
Quarter ended October 28, 2017	5.30	2.10
Quarter ended February 3, 2018	3.18	1.45

As of April 13, 2018, the approximate number of holders of record of our common stock was 66.  This figure does not include an indeterminable number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

From time to time, our board of directors may, in its discretion, declare cash dividends depending on our financial condition, results of operations, cash flow, capital requirements, compliance with our credit facility with Cerberus and other factors deemed relevant by our board of directors. See the discussion under “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis” and Note 7 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for information about the restrictions on dividends contained in our credit facility with Cerberus.

Common Stock Performance

The table and graph below shall not be deemed to be “soliciting material” or "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided by applicable SEC rules, or to the liabilities of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act,  except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference in a filing under the Securities Act or the Exchange Act.  The information is required by applicable SEC rules, and it is not intended to forecast or be indicative of possible future performance of our common stock.

Due to the nature of our business, we do not believe a published industry or line-of-business index or a comparable peer group of publicly‑traded licensing companies exists.  As a result, we have compared the return on investment in our common stock to the Nasdaq Composite Index and the S&P 100 Stock Index.

The table and graph below compare the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the S&P 100 Stock Index for the period commencing on February 2, 2013 and ending on February 3, 2018.  The data set forth below assumes a $100 investment in our common stock and each such index on February 2, 2013 and the reinvestment of all dividends.

	Year Ended
	February 2,	February 1,	January 31,	January 30	January 28,	February 3,
	2013	2014	2015	2016	2017	2018
Cherokee Inc.	100.00	101.10	135.15	121.77	69.88	11.15
Nasdaq Composite Index	100.00	130.80	149.50	150.55	187.02	241.85
S&P 100 Stock Index	100.00	118.51	134.39	136.32	162.79	201.21

Item 6. SELECTED FINANCIAL DATA

The following financial information has been derived from our consolidated financial statements.  Our consolidated financial statements for Fiscal 2018 and Fiscal 2017 and for each of the three years ended February 3, 2018 are included in this Annual Report and have been audited by our independent registered public accounting firms.  You should read this information together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Supplementary Data”.

	Year Ended
	February 3,	January 28,	January 30	January 31,	February 1,
	2018 (1)	2017 (1)	2016	2015	2014
(In thousands, except per share data)
Income Statement Data:
Revenues	$29,365	$34,022	$34,654	$34,968	$28,614
Selling, general and administrative expenses	25,446	19,106	16,553	16,902	14,400
Stock-based compensation and stock warrant charges	3,789	2,380	2,222	1,175	1,069
Business acquisition and integration costs	7,537	11,498	1,234	—	1,809
Restructuring charges	2,080	3,782	—	—	—
Intangible asset impairment charge	35,500	—	—	—	—
Depreciation and amortization	1,408	1,483	1,329	1,503	1,347
Operating (loss) income from continuing operations	(46,395)	(4,227)	13,316	15,388	9,989
(Loss) income from continuing operations before income taxes	(52,831)	(5,464)	12,791	14,534	9,471
Net (loss) income from continuing operations	(55,861)	(8,722)	8,433	9,820	6,074
Basic (loss) earnings per share from continuing operations	(4.16)	(0.93)	0.97	1.17	0.72
Diluted (loss) earnings per share from continuing operations	(4.16)	(0.93)	0.95	1.15	0.72
Cash dividends declared per share	—	—	—	0.10	0.30

	February 3,	January 28,	January 30	January 31,	February 1,
(In thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Working capital of continuing operations	$(48,200)	$(6,979)	$3,010	$5,881	$694
Total assets of continuing operations	101,729	153,081	70,548	58,660	54,111
Long term debt	46,105	46,732	23,524	25,144	32,135
Stockholders’ equity	24,115	72,318	42,071	29,837	17,899

	Year Ended
	February 3,	January 28,	January 30	January 31,	February 1,
(In thousands, except percentages)	2018 (1)	2017 (1)	2016	2015	2014
Non-GAAP and Other Data:
Adjusted EBITDA (2)	$3,919	$14,916	$18,101	$18,066	$14,214
Selling, general and administrative expenses ratio (3)	86.7%	56.2%	47.8%	48.3%	50.3%
Return on average stockholders’ equity (4)	(115.9)%	(15.2)%	23.5%	41.1%	38.7%

(1)	Fiscal 2018 and Fiscal 2017 include the operations of Hi-Tec since its acquisition on December 7, 2016.
(2)

Adjusted EBITDA is defined as net income before (i) interest expense, (ii) interest income and other income, (iii) provision for income taxes, (iv) depreciation and amortization, (v) intangible asset impairment loss, (vi) restructuring charges, (vii) business acquisition and integration costs and (viii) stock-based compensation and stock warrant charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the cost of acquiring businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  A reconciliation from net (loss) from continuing operations as reported in our consolidated statement of operations to Adjusted EBITDA is as follows:

	Year Ended
	February 3,	January 28,	January 30	January 31,	February 1,
(In thousands)	2018	2017	2016	2015	2014
Net (loss) income from continuing operations	$(55,861)	$(8,722)	$8,433	$9,820	$6,074
Provision for income taxes	3,030	3,258	4,358	4,714	3,397
Interest expense	6,500	1,661	711	854	520
Interest income and other income	(64)	(424)	(186)	—	(2)
Depreciation and amortization	1,408	1,483	1,329	1,503	1,347
Intangible asset impairment loss	35,500	—	—	—	—
Restructuring charges	2,080	3,782	—	—	—
Business acquisition and integration costs	7,537	11,498	1,234	—	1,809
Stock-based compensation and stock warrant charges	3,789	2,380	2,222	1,175	1,069
Adjusted EBITDA	3,919	14,916	18,101	18,066	14,214

(3)	Computed based on selling, general and administrative expenses divided by revenues.
(4)	Computed based on net (loss) income from continuing operations divided by the average of beginning and ending stockholders’ equity.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this discussion and analysis, “Cherokee Global Brands”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise.  Additionally, “Fiscal 2019” refers to our fiscal year ending February 2, 2019; “Fiscal 2018” refers to our fiscal year ended February 3, 2018; “Fiscal 2017” refers to our fiscal year ended January 28, 2017; and “Fiscal 2016” refers to our fiscal year ended January 30, 2016.  We have a 52‑ or 53‑week fiscal year ending on the Saturday nearest to January 31.  This results in a 53‑week fiscal year approximately every four or five years.  Fiscal 2018 was a 53-week fiscal year, while each of Fiscal 2017, Fiscal 2016 and Fiscal 2015 were 52‑week fiscal years.  This discussion and analysis should be read together with the consolidated financial statements and related notes included in this annual report on Form 10‑K.

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains “forward‑looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical facts that relate to future events or circumstances or our future performance.  The words “anticipates”, “believes”, “estimates”, “plans”, “expects”, “objectives”, “goals”, “aims”, “hopes”, “may”, “might”, “will”, “likely”, “should” and similar words or expressions are intended to identify forward‑looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward‑looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future liquidity and capital resources, our business and growth strategies and anticipated trends in our business and our industry.  Forward-looking statements are based on our current views, expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or stock prices to be materially different from any future results, performance, achievements or stock prices expressed or implied by the forward‑looking statements.  Such risks, uncertainties and other factors include, among others, those described in Item 1A, “Risk Factors” in this Annual Report.  In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations.  As a result of these and other potential risks and uncertainties, forward-looking statements should not be relied on or viewed as predictions of future events because some or all of them may turn out to be wrong.  Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to update any of the forward‑looking statements we make in this discussion and analysis to reflect future events or developments or changes in our expectations or for any other reason.

Overview

Cherokee Global Brands is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns, including Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little, Sideout and others, which are licensed in multiple consumer product categories and sectors.  As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio.  We believe the strength of our brand portfolio and platform of design, product sourcing and marketing capabilities has made us one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, home products and accessories.

We have licensing relationships with recognizable retail partners in their global locations to provide them with the rights to design, manufacture and sell products bearing our brands.  We refer to this strategy as our “Direct to Retail” or “DTR” licensing model.  We also have license agreements with manufacturers and distributors for the manufacture and sale of products bearing our brands, which we refer to as “wholesale” licensing.  In addition, we have relationships with franchisees that operate Flip Flop Shops retail stores located worldwide.  As a brand marketer and manager, we do not directly sell product ourselves.  Rather, we earn royalties when our licensees and franchisees sell licensed products bearing the trademarks that we own.

For certain of our key legacy brands, including Cherokee, Hawk Signature and Tony Hawk and Liz Lange, we are shifting our strategy for U.S. sales from DTR licensing to wholesale licensing.  In addition, we are primarily pursuing a wholesale licensing strategy for global sales of our recently acquired Hi-Tec, Magnum, Interceptor and 50 Peaks brands.  We believe these arrangements signal a significant shift in our business strategy, from our historical focus on DTR licensing for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands.  Although we believe these new wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships, and may provide additional avenues to obtain brand recognition and grow our Company, this shift in our strategy also exposes us to a number of risks, and it has had a negative effect on our results of operations in Fiscal 2018 as we transition to our new licensees.  This effect could continue or worsen, particularly in the near-term.

We derive revenues primarily from licensing our trademarks to retailers and wholesalers all over the world, and we are continually pursuing relationships with new retailers, wholesalers and others in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums.  As of February 3, 2018, we had 54 continuing license agreements in approximately 80 countries, 42 of which pertained to brands in our Cherokee Global Brands reportable segment and 12 of which pertained to our recently acquired Hi-Tec portfolio of brands, which are included in our Hi-Tec reportable segment.  These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya, Big 5, Academy, JD Sports, Black’s and Lidl.  As of February 3, 2018, we had contractual rights to receive over $64.5 million forward‑facing minimum royalty revenues over the next ten years, excluding any revenues that may be guaranteed in connection with contract renewals.

The terms of our royalty arrangements vary for each of our licensees.  We receive quarterly royalty statements and periodic sales and purchasing information from our licensees and franchisees.  However, our licensees and franchisees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period‑to‑period fluctuations in sales or purchases.  As a result, we do not typically have sufficient information to determine the effects on our operations of changes in price, volume or mix of products sold.

Our independent registered public accounting firm has included an explanatory paragraph describing the uncertainty about our ability to continue as a going concern in its report contained in this Annual Report.  See “Liquidity and Capital Resources” below for more information.

Business Developments

Acquisition of Hi-Tec

In the fourth quarter of Fiscal 2017, we acquired Hi-Tec Sports International Holdings BV and subsidiaries (“Hi-Tec”) and simultaneously sold certain sales and distribution operations of Hi-Tec to third parties along with the related assets and liabilities (the “Hi-Tec Acquisition”).  These third parties became our licensees at that time and include Carolina Footwear Group, LLC (“Carolina”), Batra Limited (“Batra”) and Sunningdale (“South Africa”).  In the fourth quarter of Fiscal 2018, we sold the remaining Hi-Tec sales and distribution operations to International Brands Group (“IBG”).  The business sold to IBG is reflected in our financial statements as discontinued operations.  We do not have any ownership interests in Carolina, Batra, South Africa or IBG.  After these transactions and consistent with our planned conversion of Hi-Tec, we continue to own the intellectual property of Hi-Tec.  We can now access markets addressed by Hi-Tec with its Hi-Tec, Magnum, Interceptor and 50 Peaks brands, and we have multiple cross-selling opportunities with our other brands.  In addition, we have various opportunities to expand Hi-Tec into other product categories, such as apparel and accessories.

Hi-Tec was a Dutch footwear business that designed, marketed and sold footwear globally through major retailers, independent distributors, licensees, government contracts and directly to consumers via ecommerce.  Prior to our acquisition, Hi-Tec operated under a distribution model whereby they designed, contracted for the manufacture of, sold and distributed their products.  Effective as of the end of Fiscal 2018, we have converted the Hi-Tec business to a branded licensing model.  Our acquisition of the Hi-Tec and conversion of these brands to a new business model is subject to significant risks.  See Item 1A, “Risk Factors,” for additional information.

We funded the purchase price of the Hi-Tec Acquisition through (i) cash on hand, (ii) proceeds from simultaneously selling certain Hi-Tec operating assets to Carolina, Batra and South Africa, (iii) the prepayment of certain guaranteed minimum royalties under license agreements with Carolina, Batra and South Africa, (iv) the net proceeds from a public offering of our common stock, (v) proceeds from a new credit facility and (vi) proceeds from a receivables funding loan extended by one of our directors.

Expiration of Target and Kohl’s License Agreements in the United States

Our license agreement with Target covering sales of most Cherokee branded products in the United States expired on January 31, 2017, and our license agreement with Target covering sales of Cherokee branded products in the school uniforms category expired on January 31, 2018.  Our license agreement with Kohl’s covering sales of Tony Hawk branded products in the United States expired on January 31, 2018, and our license agreement with Target covering sales of Liz Lange branded products in the United States also expired on January 31, 2018.  Replacing terminated licensees is a normal part of our business, and we have entered into new wholesale licensing agreements that are intended to replace over time the royalty revenue related to our former relationships with Target and Kohl’s.  However, replacing these revenues is a significant challenge due to the size of these businesses, and the expiration of these license agreements may have a material adverse effect on our business.  See Item 1A, “Risk Factors,” for additional information.

Revenue Overview

We typically enter into license agreements with retailers, manufacturers and distributors for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Over the last three years, our revenue mix has changed from 71% in the U.S. and Canada in Fiscal 2016 down to 47% in the U.S. and Canada in Fiscal 2018.  This change is a result of the expiration and transition of our license agreements with Target in the United States and our Hi-Tec Acquisition in the fourth quarter of Fiscal 2017, which generates a higher portion of its revenues in Europe in comparison to our other brands.  Our revenues by geographic territory are as follows:

	Year Ended
	February 3, 2018		January 28, 2017		January 30, 2016
	Royalty	% of Total	Royalty	% of Total	Royalty	% of Total
(In thousands, except percentages)	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
United States and Canada	$13,913	47%	$22,638	67%	$24,615	71%
Asia	3,524	12%	4,457	13%	3,792	11%
Latin America	3,188	11%	2,820	8%	2,643	8%
Africa	2,467	8%	1,399	4%	1,023	3%
United Kingdom and Europe	4,629	16%	837	2%	837	2%
All others	1,644	6%	1,871	6%	1,744	5%
Total Revenues	$29,365	100%	$34,022	100%	$34,654	100%

Our largest licensees in the United States have historically been Target and Kohl’s, which together contributed 22%, 53% and 66% of our revenues for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  One of our license agreements with Target expired at the end of Fiscal 2017, and the rest of our license agreements with Target and our license agreement with Kohl’s expired at the end of Fiscal 2018.

Target.  Target had the exclusive rights to sell Cherokee branded products for all product categories in the United States through Fiscal 2017, and in the school uniforms category through Fiscal 2018.  Under the terms of our former license agreement with Target for the Cherokee brand, Target was obligated to pay us a minimum annual royalty of $10.5 million, which applied to all sales of Cherokee branded products made by Target in the United States other than sales of Cherokee branded products in the school uniforms category, which were subject to a separate minimum annual royalty payment of $0.8 million.  Royalty revenues from our Cherokee brand at Target in the United States were $0.9 million, $11.3 million and $15.8 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, which accounted for 3%, 33% and 46% of our revenues for these respective periods.  The decrease in royalties over this period was due to a decline in retail sales of Cherokee branded products and the expirations of the Target license agreements as Target began to transition away from selling these products as the end of the license agreements approached.  Under a separate license agreement that terminated on January 31, 2018, Target paid us a fixed percentage of sales of products bearing our Liz Lange brand in the United States.  Royalty revenues from our Liz Lange brand at Target in the United States were $1.0 million, $2.1 million and $2.4 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, which accounted for 3%, 6% and 7% of our revenues for these respective periods.  We are replacing our Target license with various other licensees for the sale of Cherokee branded products in the United States, and we have entered into a master license agreement with a third party for Liz Lange branded maternity products beginning in Fiscal 2019.  Our ability to generate royalty revenues from other licensees sufficient to replace our historical royalty revenues from Target is yet to be determined, particularly in the near term as our wholesale arrangements intended to replace our license agreement with Target for the Cherokee and Liz Lange brands begin to gain traction with new retailers and their customers.  Our royalty revenues from Target are expected to decline further in Fiscal 2019, but to a lesser extent than the decline in Fiscal 2018 due to the expiration of these licenses with Target.

Kohl’s.  Kohl’s had exclusive rights to sell Hawk Signature and Tony Hawk branded products for all product categories in the United States through Fiscal 2018.  Kohl’s is obligated to pay royalties to us based on a percentage of their sales of Hawk Signature and Tony Hawk branded products.  However, because retail sales did not exceed the contractual minimum guarantees in any of the periods presented, we earned the minimum royalties of $4.6 million, $4.8 million and $4.8 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, which accounted for 15%, 14% and 14% of our revenues for these respective periods.  While we have entered into agreements with new licensees for the sale of Hawk Signature and Tony Hawk branded products, our ability to generate royalty revenues from other licensees sufficient to replace Kohl’s historical royalty payments to us is yet to be determined, and we may experience decreased revenue levels result from the expiration of this relationship, particularly in the near term as our wholesale arrangements intended to replace our license agreement with Kohl’s begin to gain traction with new retailers and their customers.  Our royalty revenues from Kohl’s are expected to decline significantly in Fiscal 2019 due to the expiration of this license with Kohl’s at the end of Fiscal 2018.

Asia and Latin America.  Our royalty revenues from Asia and Latin America primarily resulted from licensees in Japan, China, Mexico, Peru, Chile and India.  Royalty revenues from these territories totaled $6.7 million in Fiscal 2018, compared to $7.3 million in Fiscal 2017 and $6.4 million in Fiscal 2016.  Revenues from our Japanese licensees grew in Fiscal 2017, but was partially offset by a decline in revenues during Fiscal 2018 from our Chinese licensee.

United Kingdom, Europe and Others.  Revenues from our licensees in Europe and other territories were generally consistent from Fiscal 2016 to Fiscal 2017, but grew significantly in Fiscal 2018 as the impact of Hi-Tec and its portfolio of brands is included since its acquisition in the fourth quarter of Fiscal 2017.

Results of Operations

The table below contains certain information about our continuing operations from our consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.  These results include the operations of Hi-Tec since its acquisition on December 7, 2016.

	Year Ended
(In thousands, except percentages)	February 3, 2018		January 28, 2017		January 30, 2016
Revenues:
Cherokee	$11,082	37.7%	$22,994	67.6%	$25,643	74.0%
Hi-Tec, Magnum, Interceptor and 50 Peaks	9,677	33.0%	1,224	3.6%	—	—
Hawk	5,479	18.7%	5,055	14.9%	4,977	14.4%
Liz Lange	1,063	3.6%	2,382	7.0%	2,663	7.7%
Flip Flop Shops and others	2,064	7.0%	2,367	6.9%	1,371	3.9%
Total revenues	29,365	100.0%	34,022	100.0%	34,654	100.0%
Operating expenses:
Selling, general and, administrative expenses	25,446	86.7%	19,106	56.2%	16,553	47.8%
Stock-based compensation and stock warrant charges	3,789	12.9%	2,380	7.0%	2,222	6.4%
Business acquisition and integration costs	7,537	25.6%	11,498	33.8%	1,234	3.6%
Restructuring charges	2,080	7.1%	3,782	11.1%	—	—
Intangible asset impairment charge	35,500	120.9%	—	—	—	—
Depreciation and amortization	1,408	4.8%	1,483	4.4%	1,329	3.8%
Total operating expenses	75,760	258.0%	38,249	112.5%	21,338	61.6%
Operating (loss) income from continuing operations	(46,395)	(158.0)%	(4,227)	(12.4)%	13,316	38.4%
Interest expense and other income, net	(6,436)	(21.9)%	(1,237)	(3.6)%	(525)	(1.5)%
(Loss) income from continuing operations before income taxes	(52,831)	(179.9)%	(5,464)	(16.1)%	12,791	36.9%
Provision for income taxes	3,030	10.3%	3,258	9.6%	4,358	12.6%
Net (loss) income from continuing operations	$(55,861)	(190.2)%	$(8,722)	(25.7)%	$8,433	24.3%
Non-GAAP data:
Adjusted EBITDA(1)	$3,919		$14,916		$18,101

(1)

We define Adjusted EBITDA as net income before (i) interest expense, (ii) interest income and other income, (iii) provision for income taxes, (iv) depreciation and amortization, (v) intangible asset impairment loss, (vi) restructuring charges, (vii) business acquisition and integration costs and (viii) stock-based compensation and stock warrant charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the cost of acquiring businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  See a reconciliation of this non-GAAP financial measure to our consolidated statement of operations in Item 6. of this Annual Report.

Fiscal 2018 Compared to Fiscal 2017

The decrease in royalty revenues in Fiscal 2018 was primarily due the decrease in Cherokee royalties as we transition from Target to our new wholesale licensing partners for sales of Cherokee branded products in the United States.  This decrease was substantially offset by having the operations of Hi-Tec in our results for the full year of Fiscal 2018 versus only a portion of the fourth quarter of Fiscal 2017 since we acquired Hi-Tec in December 2016.  Our royalty revenues from sales of Liz Lange product at Target also declined in Fiscal 2018 as Target began to transition away from Liz Lange branded product in the latter half of fiscal 2018.

Cherokee

Cherokee branded products are now distributed in the United States under wholesale licensing arrangements.  In the past, sales of Cherokee branded products in the United States were governed by our DTR license agreement with Target.  These new wholesale arrangements consist of multiple license agreements with different distributors that include higher royalty rates but lower minimum annual royalty obligations, as compared to our license agreement with Target.  Our overall royalty revenues from our licensees’ sales of Cherokee branded products decreased 52% to $11.1 million in Fiscal 2018 from $23.0 million in Fiscal 2017 primarily due to the termination of our license agreements with Target and the ongoing transition to other Cherokee brand licensees.  Even though our license agreements with Target have expired, our Fiscal 2018 year-end forecast of estimated future cash flows from our other licensees of Cherokee branded products indicates that the fair value of the underlying trademark exceeds its carrying values and accordingly, is not impaired.

Hi-Tec, Magnum, Interceptor and 50 Peaks

In December 2016, we completed the Hi-Tec Acquisition whereby we acquired the intellectual property of Hi-Tec, including the Hi-Tec, Magnum, Interceptor and 50-Peaks brands and related trademarks.  At that time, we also entered into wholesale license agreements with certain of Hi-Tec’s operating partners and/or distributors to sell Hi-Tec, Magnum, Interceptor and 50 Peaks branded products in the United States, Canada, the United Kingdom, continental Europe, Latin America, the Middle East, Russia, Asia Pacific, South Africa and other territories.  These arrangements are structured similarly to our other wholesale licensing arrangements.  Our royalty revenues from our licensees’ sales of Hi-Tec, Magnum, Interceptor and 50-Peaks branded products totaled $9.7 million for Fiscal 2018 compared to $1.2 million for Fiscal 2017.  Fiscal 2018 represents a full year of royalty revenues, while Fiscal 2017 represents a partial period since we acquired Hi-Tec during the fourth quarter of Fiscal 2017.

Hawk Signature and Tony Hawk

Our royalty revenues from our license agreements for the sale of Hawk Signature and Tony Hawk branded products increased 8% to $5.5 million in Fiscal 2018 from $5.1 million in Fiscal 2017.  These revenues primarily represent contractual minimum guarantees with Kohl’s through the termination of the Kohl’s licensee agreement on January 31, 2018.   At the end of Fiscal 2018, we have new license agreements for the sale of Hawk Signature and Tony Hawk branded products in the United States, but we do not currently expect our Fiscal 2019 royalty revenues from these new licensees to meet the previous level of the Kohl’s minimum guarantees.  While replacing expiring license agreements with new license agreements is a normal part of our business and may result in a temporary decline in revenues, our royalty revenues from our licensee’s sales of Hawk Signature and Tony Hawk branded products in future periods will depend on the ability of these new licensees to gain traction with new retailers and their customers. The transition from our license agreement with Kohl's to new licensees has taken longer than previously estimated, and accordingly, our revenue projections at the end of Fiscal 2018 were significantly lower than our revenue projections at the end of Fiscal 2017.  Although our revenues from these new license agreements increased in Fiscal 2018 in comparison to Fiscal 2017, our Fiscal 2018 year-end forecast of estimated future cash flows from these agreements indicates that the fair value of the underlying trademarks is less than their carrying values.  Accordingly, we recorded a $12.2 million intangible asset impairment charge in the fourth quarter of Fiscal 2018 related to the Hawk Signature and Tony Hawk trademarks.  In conjunction with this impairment assessment, we concluded that the competitive and economic environment for the use of our Hawk Signature and Tony Hawk trademarks no longer supported an indefinite life.  Accordingly, these trademarks will be amortized prospectively over their estimated remaining useful lives.

Liz Lange

Our royalty revenues from our licensees’ sales of Liz Lange branded products decreased 55% to $1.1 million in Fiscal 2018 from $2.4 million in Fiscal 2017.  A large majority of this revenue was generated from our license agreement with Target that terminated on January 31, 2018.  At the end of Fiscal 2018, we have a new master license agreement with a third party for Liz Lange branded maternity products beginning in Fiscal 2019, but we do not currently expect our Fiscal 2019 royalty revenues from this new licensee to meet the previous level of the Target minimum guarantees.  While replacing expiring license agreements with new license agreements is a normal part of our business and may result in a temporary decline in revenues, our royalty revenues from our licensee’s sales of Liz Lange branded products in future periods will depend on the ability of new licensees to gain traction with new retailers and their customers.  The transition from our license agreement with Target to new licensees has taken longer than previously estimated, and accordingly, our revenue projections at the end of Fiscal 2018 were significantly lower than our revenue projections at the end of Fiscal 2017.  Our Fiscal 2018 year-end forecast of estimated future cash flows from this new master license agreement and our other Liz Lange license agreements indicates that the fair value of the underlying trademarks is less than its carrying value.  Accordingly, we recorded a $14.0 million intangible asset impairment charge in the fourth quarter of Fiscal 2018 related to the Liz Lange trademarks.  In conjunction with this impairment assessment, we concluded that the competitive and economic environment for the use of our Liz Lange trademarks no longer supported an indefinite life.  Accordingly, these trademarks will be amortized prospectively over their estimated remaining useful lives.

Flip Flop Shops and Others

Our franchise agreements typically have a 10-year initial term and require our franchisees to pay us an initial franchise fee and ongoing royalties based on retail sales.  Franchisees of Flip Flop Shops retail stores outside the United States typically cover multiple store locations within a specified territory and may also include an initial master franchisee fee.  As of February 3, 2018, we have franchise agreements with Flip Flop Shops franchisees that encompass 43 retail stores in the United States and 13 retail stores in international markets.  Our royalty revenues decreased 14% to $2.1 million in Fiscal 2018 from $2.4 million in Fiscal 2017 primarily as a result of our franchisees closing approximately 20 under-performing retail stores during the year.  This decrease in royalty revenues was reflected in our revenue projections at the end of Fiscal 2018, which were significantly lower than our revenue projections at the end of Fiscal 2017.  Our Fiscal 2018 year-end forecast of estimated future cash flows from our franchise agreements and the projected growth from new store openings indicates that the fair value of the underlying trademark is less than its carrying value.  Accordingly, we recorded a $8.4 million intangible asset impairment charge in the fourth quarter of Fiscal 2018 related to the Flip Flop Shops trademarks.  Our Fiscal 2018 year-end forecast also estimated that an $0.9 million impairment loss was necessary related to our Every Day California trademarks.  In conjunction with these impairment assessments, we concluded that the competitive and economic environment for the use of our Flip Flop Shops and Every Day California trademarks no longer supported indefinite lives.  Accordingly, these trademarks will be amortized prospectively over their estimated remaining useful lives.

Operating Expenses

Selling, general and administrative expenses, increased 33% to $25.4 million in Fiscal 2018 from $19.1 million in Fiscal 2017.  Including Hi-Tec in our results for the full year of fiscal 2018 versus only a partial quarter in Fiscal 2017 since the Hi-Tec Acquisition increased selling, general and administrative expenses by $7.2 million.  These ongoing expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our ongoing operations.

We acquired Hi-Tec in the fourth quarter of Fiscal 2017 and continued to integrate Hi-Tec into our operations during Fiscal 2018.  The legal, due diligence and other costs related to business acquisition and integration were $7.5 million in Fiscal 2018 and $11.5 million in Fiscal 2017.  While estimates of future costs are inherently subject to uncertainty, we expect these costs to be significantly less in Fiscal 2019.  We also incurred restructuring charges of $1.1 million in Fiscal 2018 and $3.8 million in Fiscal 2017 to consolidate Hi-Tec into our ongoing operations, and we incurred a restructuring charge of $1.0 million in Fiscal 2018 in our Cherokee Global Brands segment as we aligned our management and staff to appropriately support our current operations.  Restructuring charges consist of employee severance, contract termination and other restructuring-related costs.  Contract termination costs consist primarily of costs that will continue to be incurred under operating leases and other agreements for their remaining terms without economic benefit to the Company, offset by any sublease income to be received.

Stock-based compensation and stock warrant charges in Fiscal 2018 include stock warrant charges of $1.3 million in connection with the issuance of stock warrants relating to the amendments to the Cerberus credit facility with no comparable expense in Fiscal 2017.  We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that is being amortized over their useful lives.  Depreciation and amortization expenses remained relatively constant when comparing Fiscal 2018 to Fiscal 2017.

Interest Expense and Other Income

Our interest expense increased significantly when we entered in the Cerberus credit facility and completed the Hi-Tec acquisition during the fourth quarter of Fiscal 2017.  We anticipate that this higher level of interest expense will continue in Fiscal 2019 and beyond until our cash flows from operations can be used to reduce our debt levels.

Provision for Income Taxes

In Fiscal 2018, our effective tax rate was negative 5.7%, while our effective tax rate for Fiscal 2017 was negative 59.6%.  Even though we generated pretax losses in both Fiscal 2018 and Fiscal 2017, we did not recognize tax benefits in either of those years.   Rather, we recorded income tax provisions of $3.0 million and $3.3 million for Fiscal 2018 and Fiscal 2017, respectively. As a result of cumulative losses in our U.S. tax jurisdication primarily caused by trademark impairment charges recorded in the fourth quarter of Fiscal 2018, we recorded a valuation allowance to reduce the carrying value of the deferred taxes of our U.S. operations to zero.  In addition, the benefits of the deferred tax assets of the foreign subsidiaries acquired in the Hi-Tec Acquisition are not being recognized due to the cumulative losses generated by those foreign subsidiaries.  In Fiscal 2018, our effective tax rate was different from the federal statutory rate primarialy due to valuation allowances established in the U.S. during Fiscal 2018, changes in the enacted federal statutory tax rate as a result of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) that was enacted in December 2017, and non-deductible stock-based compensation.  In Fiscal 2017, our effective tax rate was negative primarily due to nondeductible transaction costs incurred for the Hi-Tec Acquisition.  For further information on the effective tax rate and Tax Act’s impact, see Note 11 within the Consolidated Financial Statements.

Net Loss from Continuing Operations and Adjusted EBITDA

Our net loss from continuing operations increased to a loss of $55.9 million in Fiscal 2018 from a loss of $8.7 million in Fiscal 2017 as a result of the above factors, which equated to a loss of $4.16 per share on a diluted basis in Fiscal 2018 and a loss of $0.93 per share on a diluted basis in Fiscal 2017.  Our Adjusted EBITDA decreased 74% to $3.9 million in Fiscal 2018 from $14.9 million in Fiscal 2017.

Fiscal 2017 Compared to Fiscal 2016

The decrease in royalty revenues from Fiscal 2016 to Fiscal 2017 was primarily due to a decrease in North American royalties as we transitioned from Target to our new wholesale licensing partners for sales of Cherokee branded products in the United States.  This decrease was partially offset by an increase in royalties from our licensees in South America, India, the Middle East, South Africa and Asia as the demand for Cherokee-branded and other products grew in these regions.  Flip Flop Shops royalty and franchise fee revenues also increased due to the inclusion of a full year of these revenues in Fiscal 2017 compared to a partial quarter of these revenues in Fiscal 2016 after Flip Flop Shops was acquired in October 2015.  Royalties from Hi-Tec after its acquisition in December 2016 added $1.2 million of royalty revenues in Fiscal 2017.

Operating Expenses

Selling, general and administrative expenses increased 15% to $19.1 million in Fiscal 2017 from $16.6 million in Fiscal 2016 as additional costs were added as a result of the Hi-Tec Acquisition during the fourth quarter of Fiscal 2017.  These ongoing selling, general and administrative costs increased to 56.2% of revenues in Fiscal 2017 from 47.8% of revenues in Fiscal 2016.

Business acquisition and integration costs, which includes legal, due diligence, integration and other costs were $11.5 million in Fiscal 2017 and $1.2 million in Fiscal 2016.  We incurred restructuring charges of $3.8 million in Fiscal 2017 related to the Hi-Tec Acquisition, which consists of employee severance, contract termination and other restructuring-related costs.  Contract termination costs consist primarily of costs that will continue to be incurred under operating leases and other agreements for their remaining terms without economic benefit to the Company, offset by any sublease income to be received.

Interest Expense and Other Income

Our interest expense increased to $1.7 million in Fiscal 2017 from $0.7 million in Fiscal 2016 primarily due to the debt we incurred to acquire Hi-Tec in the fourth quarter of Fiscal 2017.

Provision for Income Taxes

Our effective tax rate was negative 59.6% in Fiscal 2017 versus 34.1% in Fiscal 2016.  This significant fluctuation in our effective tax rate was primarily due to nondeductible transaction costs related to the Hi-Tec Acquisition.  Since the transaction costs exceeded the Fiscal 2017 pretax book loss, the result was a negative effective tax rate.

Net Loss from Continuing Operations and Adjusted EBITDA

We incurred a net loss from continuing operations of $8.7 million in Fiscal 2017 primarily as a result of business acquisition and integration costs and restructuring charges that we incurred in connection with the Hi-Tec acquisition.  Our net income from continuing operations was $8.4 million in Fiscal 2016.  This equated to a loss from continuing operations of $0.93 per share on a diluted basis in Fiscal 2017 versus earnings per share from continuing operations of $0.95 per share on a diluted basis in Fiscal 2016.  Our Adjusted EBITDA decreased 18% to $14.9 million in Fiscal 2017 from $18.1 million in Fiscal 2016.

Liquidity and Capital Resources

We generally finance our working capital needs and capital investments with operating cash flows and lines of credit.  Terms loans are used to supplement these lines of credit and finance the acquisition of businesses and trademarks.  In December 2016, we entered into a $50.0 million credit facility with Cerberus that replaced our previous credit facility with JPMorgan and was used to partially fund the Hi-Tec Acquisition.  As of February 3, 2018, we had $49.5 million in outstanding indebtedness under this credit facility with Cerberus, all of which is due no later than December 2021.  We may seek to refinance all or a portion of this indebtedness before its due date.  Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all.

Cash Flows

We used $11.7 million of cash in our operating activities related to our continuing operations in Fiscal 2018 compared to cash provided by operating activities related to our continuing operations of $10.4 million in Fiscal 2017 and $11.9 million in Fiscal 2016.  The $22.1 million decrease in cash flow from continuing operations in Fiscal 2018 resulted primarily from the $10.8 million increase in our loss from operations after adding back noncash expenses.  In addition, the fluctuation in our accounts payable used an additional $11.2 million of cash primarily as a result of paying service providers and vendors in Fiscal 2018 for costs incurred in Fiscal 2017 in connection with the Hi-Tec Acquisition.

We generated $0.7 million of cash from our investing activities in Fiscal 2018 compared to $73.8 million used in Fiscal 2017 and $13.4 million used in Fiscal 2016.  We sold the remaining sales and distribution operations of Hi-Tec to International Brands Group in the fourth quarter of Fiscal 2018, which generated $1.3 million of cash.  An additional $1.8 million of cash was received in the first quarter of Fiscal 2019 related to this sale.  We did not acquire any businesses in Fiscal 2018, but we used $73.3 million of cash in Fiscal 2017 to acquire Hi-Tec, and we used $12.9 million of cash in Fiscal 2016 to acquire intangible assets relating to Everyday California and Flip Flop Shops.  We also use cash to continually invest in the maintenance of our trademarks around the world, and we make recurring capital investments in property and equipment.

We used $1.1 million of cash in our financing activities in Fiscal 2018 as we made payments on our outstanding accounts receivable financing obligations directly related to the Hi-Tec Acquisition.  The Cerberus credit facility was amended twice during Fiscal 2018 after we failed to maintain the financial and reporting covenants as required.  In connection with the first amendment in August 2017, we issued 947,870 shares of our common stock at $4.22 per share in a private place to several investors, including certain of the Company’s directors, officers and large stockholders, which resulted in net proceeds to us of $3.9 million.  In connection with this private placement, the Company issued warrants to these investors to purchase 326,695 shares of the Company’s common stock at an exercise price of $4.22 per share.  As part of the second amendment of the Cerberus credit facility in December 2017, we also issued warrants to purchase 511,111 shares of our common stock at an exercise price of $2.25 per share to certain investors, including one of our significant shareholders and two members of our board of directors, as an inducement for their participation in the Cerberus credit facility.  We will not receive cash from these warrants until, and if, they are exercised.

Our financing activities provided cash of $63.5 million in Fiscal 2017, which were primarily used to fund the Hi-Tec Acquisition in the fourth quarter of Fiscal 2017.  The Hi-Tec Acquisition was financed with various sources of cash.  One component was a public offering of 4,237,750 shares of our common stock at $9.50 per share, which resulted in net proceeds to us of $36.9 million.  Further, we borrowed $45.0 million under the Cerberus credit facility, a portion of which was used to repay our previous credit facility with JPMorgan and a portion of which was used for the Hi-Tec Acquisition.  In addition, we borrowed $5.0 million on an unsecured basis from Jess Ravich, the Chairman of the Company’s Board of Directors, and $8.7 million from one of our licensees.

During Fiscal 2016, our financing activities provided $0.5 million of cash.  We borrowed $6.0 million under our JP Morgan credit agreement to finance our acquisition of Flip Flop Shops, and we used $7.6 million to repay a portion of the JPMorgan indebtedness.

Credit Facilities

In December 2016, we entered into a senior secured credit facility with Cerberus, which was amended in August 2017 and November 2017 and provided a $45.0 million term loan and a revolving credit facility up to $5.0 million.  We used a portion of the term loan proceeds to fund the Hi-Tec Acquisition, including the repayment of substantially all the outstanding indebtedness of Hi-Tec, and to repay all amounts owed under its previous credit facility with JPMorgan.  We used the proceeds from borrowings under the revolving credit facility for working capital purposes in Fiscal 2018.

The Cerberus credit facility expires in December 2021 and bears interest based either on LIBOR or an alternate base rate plus a margin.  The weighted-average interest rate at February 3, 2018 was 11.0%.  The Cerberus credit facility contains customary restrictive covenants for facilities and transactions of this type, including, among other things, the maintenance of certain financial covenants, limitations on the payment of dividends, the requirement to meet certain revenue standards after the expiration or termination of any material contracts, and the requirement to obtain Cerberus’s consent before the Company can take certain specified actions.  Events of default include, among other things, the occurrence of a change of control of the Company.  The Cerberus credit facility also imposes various restrictions and obligations on us regarding the operation of our business, including covenants that require us to obtain Cerberus’s consent before we can take certain specified actions.  As collateral for the Cerberus credit facility, we granted a first priority security interest in favor of Cerberus in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries.  At February 3, 2018 we had $49.5 million of outstanding indebtedness under our Cerberus credit facility.

The primary financial covenants in our Cerberus credit facility are (i) quarterly cumulative minimum levels of EBITDA (as defined in the agreement), (ii) a quarterly leverage ratio that begins at the end of Fiscal 2019, (iii) a quarterly fixed charge coverage ratio that also begins at the end of Fiscal 2019 and (iv) a continual $2 million liquidity covenant based on our cash balances and availability under the revolving credit facility.  Based on our current forecasts, we anticipate that we will achieve the quarterly cumulative minimum levels of EBITDA and Fiscal 2019 leverage and fixed charge coverages ratios, but that we will violate the liquidity covenant within the next twelve months without an infusion of cash or an increase in borrowing capacity under our revolving credit facility.  As a result of the forecasted noncompliance, there is an explanatory paragraph included in the report of our independent registered public accounting firm describing the uncertainty about our ability to continue as a going concern, which itself results in noncompliance with covenants in the Cerberus credit facility.  These factors raise substantial doubt about our ability to continue as a going concern, and the compliance failure, and potential failure, subject us to significant risks, including Cerberus’s right to terminate its obligations under the Cerberus credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on our assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, our financial condition and ability to continue operations would be materially jeopardized.

We plan to address these issues by seeking an increase in our borrowing capacity under the Cerberus credit facility and amending existing covenants, or by seeking additional liquidity from other lenders with Cerberus’ consent.  We will further evaluate our ability to meet our obligations as they come due over the next twelve months, and we believe the successful amendment of the Cerberus credit facility is a critical part of our plans to meet our obligations as they come due.  There can be no assurance that we will be able to execute these plans.

Stock Repurchase, Dividends, Future Acquisitions and Credit Facility Restrictions

Pursuant to the approval of our Board of Directors, in June 2016 we repurchased and retired 60,082 shares of our common stock in open market transactions at a weighted average purchase price of $12.24 and for an aggregate purchase price of $0.7 million.  Further repurchases of our common stock or the declaration and payment of any future dividends or repurchases of our common stock are subject to limitations in our credit facility and would be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Contractual Obligations and Commitments

We lease certain facilities and equipment under non-cancelable operating leases that expire at various dates through 2027.  We also have long-term debt that we incurred related to business and trademark acquisitions, and we have certain long-term consulting and other agreements that expire at various dates through 2022.  As of February 3, 2018, we were not the guarantor of any material third‑party obligations and we did not have any irrevocable repurchase obligations.  Our significant contractual obligations and commitments as of February 3, 2018 for the years following our Fiscal 2018 are summarized in the following table:

	Payments Due by Period
					Fiscal 2023
(In thousands)	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	and thereafter	Total
Operating Leases	$2,273	$1,209	$1,220	$1,031	$3,541	$9,274
Long-term debt	$1,600	$1,600	$1,600	$44,700	$—	$49,500
Interest on long-term debt(1)	$4,646	$4,493	$4,342	$3,759	$—	$17,240
Certain other obligations	$810	$810	$498	$498	$—	$2,616
Total Contractual Cash Obligations	$9,329	$8,112	$7,660	$49,988	$3,541	$78,630

(1)

Represents estimated future interest payments (based on current interest rates) related to our credit facility with Cerberus, which bears interest at floating rates.  Actual interest payments will be based on future interest rates and may vary significantly from these estimates.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Judgment is also required about the disclosure of contingent liabilities and other matters.  Estimates are subject to an inherent degree of uncertainty by their nature, and actual results could differ materially from these estimates.  We believe the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported financial results.

Revenue Recognition and Deferred Revenue

We recognize revenue under our various license and franchise agreements as services are rendered, or are otherwise earned in accordance with the underlying agreements.  Royalties are typically earned based on the licensees’ retail or wholesale sales of licensed products, or based on the cost of producing the licensed goods.  Revenues from license fees, up-front payments and milestone payments, which we receive in connection with other rights and services that represent continuing obligations of ours, are deferred and recognized in accordance with the license agreements.  Minimum guaranteed royalties paid in advance of the culmination of the earnings process, the majority of which are non‑refundable to the licensee, are deferred and recognized as revenues when earned.  Initial franchise fees are recognized as revenue when a franchised location opens, since the services and conditions related to the franchise fee have generally been performed at that point.  Renewal franchise fees are recognized as revenue when the renewal agreements are signed and the fee is paid since there are no material services and conditions related to these franchise fees.  Our license and franchise agreements typically include audit rights to allow us to validate the amount of royalties received.  Differences between amounts initially recognized and amounts subsequently determined under audit are recognized when the differences become known and are considered collectible.  We regularly enforce our intellectual property rights and pursue third parties that are utilizing our trademarks without a license.  Royalties generated from these enforcement proceedings are recognized when they are determined and considered collectible.  We consider revenue recognition to be a critical accounting policy because of the significance of revenues to our operating results.

Intangible Assets and Goodwill

We hold various trademarks that are registered with the United States Patent and Trademark Office and similar government agencies in a number of other countries.  Acquired trademarks are either capitalized and amortized on a straight-line basis over their estimated useful lives, or classified as an indefinite-lived asset and not amortized if no legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives.  We routinely evaluate the remaining useful life of trademarks that are not being amortized to determine whether events or circumstances continue to support an indefinite useful life.  Goodwill represents the excess of purchase price over the fair value of assets acquired in business combinations and is not amortized.  Indefinite lived trademarks and goodwill are evaluated annually for impairment or when events or circumstances indicate a potential impairment, and an impairment loss is recognized to the extent that the asset’s carrying amount or the reporting unit’s book value exceeds its fair value.  We estimate these fair values based on discounted cash flow models that include assumptions determined by us regarding projected revenues, operating costs and discount rates.  Our expectations regarding license agreement renewals are also considered, along with forecasts of revenues from replacement licensees for those that have terminated.

In determining if there was an impairment of the goodwill associated with the Hi-Tec reporting unit during our annual impairment testing for Fiscal 2018 that occurs during our year-end close process, we used the discounted cash flow method (income approach) and the market multiples method (market approach) to estimate the fair value of the reporting unit.  We assigned a 50% weighting to the income approach and a 50% weighting to the market approach.  The results of our annual impairment test indicated that the estimated fair value of our Hi-Tec reporting unit was 22% higher than the book value of the reporting unit.  The income approach is affected by, among other things, our business plan for the future and estimated results of future operations and the estimated weighted average cost of capital.  Changes in the business plan, operating results, or changes in the weighted average cost of capital may materially impact the estimated value of the Hi-Tec reorting unit under the income approach.  Changes in marketplace multiples may materially impact the estimated value of the Hi-Tec reporting unit under the market approach.

In connection with our Fiscal 2018 annual impairment testing of our indefinite lived trademarks, our discounted cash flow model indicated that indefinite lived trademarks related to four of our brands were impaired, and we recognized an impairment charge of $35.5 million related to our Tony Hawk, Liz Lange, Flip Flop Shops and Every Day California trademarks.  These impairment charges resulted primarily from significant changes to our cash flow projections to reflect lower revenue expectations in the future and to align the resulting estimates of fair value with the fair value indicated by our then current market capitalization.  In conjunction with these impairment assessments we concluded that the competitive and economic environment for the use of these trademarks no longer supported indefinite useful lives. Accordingly, these trademarks will be amortized prospectively over their estimated remaining useful lives.  Cherokee, Hi-Tec, Magnum, Interceptor and 50 Peaks are our other brands with trademarks classified as indefinite lived, and our latest discounted cash flow model indicates that they are not impaired and have an excess of fair values over carrying values.

The discounted cash flow model used in determining the fair values of our indefinite-lived trademarks requires extensive use of accounting judgment and financial estimates.  Future events could cause us to conclude that impairment indicators exist, and therefore our trademarks could be further impaired.  The valuation of our trademarks is affected by, among other things, our business plan for the future and estimated results of future operations. Changes in the business plan, operating results, or application of alternative assumptions that are different than the estimates used to develop the valuations of the assets may materially impact their valuation.

Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income during the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In assessing the need for a valuation allowance, we consider estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  Beginning with Fiscal 2018,  we record the tax effect of equity issuances within the income statement rather than paid-in capital.  We account for uncertainty in income taxes based on financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return.  A tax position is initially recognized in our financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are measured as the largest amount of tax benefit with a greater than 50% likelihood of being realized upon final settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  When we establish or reduce the valuation allowance against deferred tax assets, and when our uncertain tax positions are resolved or our judgment about these tax positions change, our provision for income taxes will increase or decrease, which could have a material impact on our financial position or results of operations.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Annual Report for a description of recent accounting pronouncements.

Off‑Balance Sheet Arrangements

We do not have off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest

From time to time we invest our excess cash in interest‑bearing temporary investments of high‑quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us.  In relation to our credit facility with Cerberus, a 100 basis point increase in the interest rate would have increased our interest expense for Fiscal 2018 by approximately $0.5 million.

Foreign Currency

Although we conduct business in various parts of the world, our international royalty revenue is typically denominated in U.S. dollars.  However, because our international licensees operate in other currencies, fluctuations in the value of the U.S. dollar relative to these foreign currencies have an impact on our royalty revenues, which could materially affect our results of operations and cash flows.  The primary foreign currencies that our licensees operate in are the Euro, the Great British Pound, the Mexican Peso, the South African Rand, the Japanese Yen, the Chinese Yuan, the Indian Rupee and the Canadian Dollar.  Our revenues from international licensing activities comprised 55% of total revenues during Fiscal 2018.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have theoretically reduced our revenues by approximately $1.6 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cherokee Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cherokee Inc. and subsidiaries (the "Company") as of February 3, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year ended February 3, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018, and the results of its operations and its cash flows for the year ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 19, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company anticipates that it will violate the liquidity covenant of its debt agreement during the upcoming twelve months and does not currently have sufficient capital to repay such debt, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

April 19, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cherokee Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Cherokee Inc. and subsidiaries as of January 28, 2017, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 28, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherokee Inc. and subsidiaries at January 28, 2017, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

r
/s/ ERNST & YOUNG LLP

Los Angeles, California

May 18, 2017

except for Note 2, as to which the date is

April 19, 2018

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	February 3,	January 28,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$3,174	$8,378
Accounts receivable, net	9,805	11,759
Other receivables	472	3,961
Prepaid expenses and other current assets	1,258	5,010
Current assets of discontinued operations	1,868	12,032
Total current assets	16,577	41,140
Property and equipment, net	1,090	1,300
Intangible assets, net	69,548	105,701
Goodwill	16,352	15,394
Other assets	30	1,578
Noncurrent assets of discontinued operations	—	903
Total assets	$103,597	$166,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,205	$12,635
Other current liabilities	7,370	11,822
Current portion of long term debt	46,105	1,241
Related party Ravich loan	—	3,896
Deferred revenue—current	2,229	6,493
Current liabilities of discontinued operations	1,103	4,083
Total current liabilities	64,012	40,170
Long term liabilities:
Long term debt	—	41,595
Deferred income taxes	10,466	7,718
Other liabilities	5,004	4,215
Total liabilities	79,482	93,698
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, shares issued 13,997,200 (2018) and 12,951,284 (2017)	280	259
Additional paid-in capital	74,377	66,612
Retained earnings (accumulated deficit)	(50,542)	5,447
Total stockholders’ equity	24,115	72,318
Total liabilities and stockholders’ equity	$103,597	$166,016

See notes to consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Revenues	$29,365	$34,022	$34,654
Operating expenses:
Selling, general and administrative expenses	25,446	19,106	16,553
Stock-based compensation and stock warrant charges	3,789	2,380	2,222
Business acquisition and integration costs	7,537	11,498	1,234
Restructuring charges	2,080	3,782	—
Intangible asset impairment charge	35,500	—	—
Depreciation and amortization	1,408	1,483	1,329
Total operating expenses	75,760	38,249	21,338
Operating (loss) income	(46,395)	(4,227)	13,316
Other income (expense):
Interest expense	(6,500)	(1,661)	(711)
Other income (expense), net	64	424	186
Total other expense, net	(6,436)	(1,237)	(525)
(Loss) income from continuing operations before income taxes	(52,831)	(5,464)	12,791
Provision for income taxes	3,030	3,258	4,358
Net (loss) income from continuing operations	(55,861)	(8,722)	8,433
(Loss) Income from discontinued operations, net of income taxes (Note 2)	(128)	828	—
Net (loss) income	$(55,989)	$(7,894)	$8,433
Net (loss) income per share:
Basic (loss) earnings per share from continuing operations	$(4.16)	$(0.93)	$0.97
Diluted (loss) earnings per share from continuing operations	$(4.16)	$(0.93)	$0.95
Basic (loss) earnings from discontinued operations per share	$(0.01)	$0.09	$—
Diluted (loss) earnings from discontinued operations per share	$(0.01)	$0.09	$—
Basic (loss) earnings per share	$(4.17)	$(0.84)	$0.97
Diluted (loss) earnings per share	$(4.17)	$(0.84)	$0.95
Weighted average common shares outstanding:
Basic	13,431	9,424	8,674
Diluted	13,431	9,424	8,862

See notes to consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock			Retained Earnings
	Shares	Par Value	Additional Paid-in Capital	(Accumulated Deficit)	Total
Balance, February 1, 2015	8,558	$171	$24,024	$5,642	$29,837
Stock-based compensation	—	—	2,222	—	2,222
Tax effect from stock option exercises	—	—	(75)	—	(75)
Stock option exercises and equity issuances, net of tax	162	3	1,651	—	1,654
Net income	—	—	—	8,433	8,433
Balance, January 30, 2016	8,720	174	27,822	14,075	42,071
Stock-based compensation	—	—	2,380	—	2,380
Tax effect from stock option exercises and equity issuances	—	—	(401)	—	(401)
Equity offering	4,237	85	36,975		37,060
Equity issuances, net of tax	54	1	(171)	—	(170)
Stock warrants	—	—	7	—	7
Retirement of common stock	(60)	(1)	—	(734)	(735)
Net loss	—	—	—	(7,894)	(7,894)
Balance, January 28, 2017	12,951	259	66,612	5,447	72,318
Stock-based compensation	—	—	2,492	—	2,492
Equity issuances	1,046	21	3,917	—	3,938
Stock warrants	—	—	1,356	—	1,356
Net loss	—	—	—	(55,989)	(55,989)
Balance, February 3, 2018	13,997	$280	$74,377	$(50,542)	$24,115

See notes to consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income from continuing operations	$(55,861)	$(8,722)	$8,433
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,408	1,483	1,329
Bad debt expense	193	—	—
Intangible asset impairment charge	35,500	—	—
Restructuring charges	2,080	3,782	—
Amortization of deferred financing costs	938	184	64
Deferred income taxes and noncurrent provisions	1,636	1,373	(528)
Stock-based compensation and stock warrant charges	3,848	2,387	2,222
Excess tax benefit from stock-based compensation	—	—	(312)
Gain on sale of business	(36)	—	—
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	1,365	5,642	84
Other receivables	3,548	(3,655)	1,069
Prepaid expenses and other current assets	3,146	(1,719)	11
Accounts payable	(7,730)	3,425	344
Other current liabilities	727	(233)	(862)
Deferred revenue	(2,413)	6,489	3
Net cash (used in) provided by operating activities	(11,651)	10,436	11,857
Net cash provided by operating activities from discontinued operations	6,783	1,665	—
Cash flows from investing activities:
Capital investments	(545)	(512)	(530)
Business acquisitions, net of cash acquired	—	(84,598)	(12,871)
Proceeds from business dispositions	1,262	11,337	—
Net cash provided by (used in) investing activities	717	(73,773)	(13,401)
Cash flows from financing activities:
Proceeds from line of credit and term loan	5,000	45,000	—
Payments on term loan	(1,600)	(400)	—
Proceeds from related party loan	—	5,000	—
Payments on related party loan	(2,500)	(1,000)	—
Debt issuance costs	(425)	(3,866)	(30)
Proceeds from term notes	—	—	6,000
Payments on term notes	—	(23,618)	(7,644)
Proceeds from accounts receivable financing	—	8,701	—
Payments on accounts receivable financing	(5,466)	(2,456)	—
Proceeds from stock option exercises	—	—	1,859
Issuance of common stock	3,938	36,890	—
Excess tax benefit from stock-based compensation	—	—	312
Repurchase and retirement of common stock	—	(735)	—
Net cash (used in) provided by financing activities	(1,053)	63,516	497
(Decrease) increase in cash and cash equivalents	(5,204)	1,844	(1,047)
Cash and cash equivalents, beginning of period	8,378	6,534	7,581
Cash and cash equivalents, end of period	$3,174	$8,378	$6,534
Cash paid for:
Income taxes	$349	$2,805	$4,152
Interest	$5,499	$1,570	$638
Noncash investing and financing activities:
Conversion of related party loan into term loan	$1,500	$—	$—

See notes to consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Company Business and Summary of Significant Accounting Policies

Cherokee Inc. and subsidiaries (the “Company”) is an international marketer and manager of a portfolio of fashion and lifestyle brands, primarily licensing product in the apparel, footwear, home products and accessories categories.  The Company’s brands include Cherokee, Hi-Tec, Magnum, Interceptor, 50 Peaks, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Flip Flop Shops, Everyday California, Carole Little and Sideout.

On December 7, 2016, the Company acquired Hi-Tec Sports International Holdings BV (“Hi-Tec”) and simultaneously sold certain sales and distribution operations of Hi-Tec to third parties. (See Note 2.)

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cherokee Inc.,    Hi-Tec and its other subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.  The Company’s fiscal year comprises a 52- or 53-week period ending on the Saturday nearest to January 31.  The fiscal year ended February 3, 2018 (“Fiscal 2018”) is a 53-week period, while the fiscal years ended January 28, 2017 (“Fiscal 2017”) and January 30, 2016 (“Fiscal 2016”) are 52-week periods.

The Company’s functional currency is the U.S. dollar.  Substantially all of the Company’s revenues are denominated in U.S. dollars, even though they may be generated from agreements with licensee in foreign countries. A large majority of the Company’s operating expenses are also denominated in U.S dollars and any expenses that are not denominated in U.S. dollars are recorded using the average exchange rate during the period.  Monetary foreign currency assets and liabilities are reported using the exchange rate at the end of the reporting period.  Any gains or losses from exchange rate fluctuations are included in other income (expense) in the consolidated statements of operations.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As described in Note 7., the Company has $49.5 million of outstanding indebtedness under its Cerberus Credit Facility.

Based on the Company’s current forecasts, the Company anticipates that it will violate the liquidity covenant included in the Cerberus Credit Facility within the next twelve months, which requires the Company to maintain liquidity of $2.0 million, comprising either cash balances or borrowing capacity under the revolving credit component of the Cerberus Credit Facility.  As a result of the forecasted noncompliance, there is an explanatory paragraph included in the report of the Company’s independent registered public accounting firm describing the uncertainty about the Company’s ability to continue as a going concern, which itself results in noncompliance with covenants in the Cerberus Credit Facility.  These factors raise substantial doubt about the Company’s ability to continue as a going concern, and the compliance failure, and potential failure, subject the Company to significant risks, including Cerberus’s right to terminate its obligations under the Cerberus Credit Facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the Company’s and/or its subsidiaries assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, the Company’s financial condition and ability to continue operations would be materially jeopardized.

Management plans to address the Company’s ability to continue to continue as a going concern by seeking an increase in its borrowing capacity under the Cerberus Credit Facility and amending existing covenants, or by seeking additional liquidity from other lenders with Cerberus’ consent.  The Company will further evaluate its ability to meet its obligations as they come due over the next twelve months, and the successful amendment of the Cerberus Credit Facility is a critical part of the management’s plans to meet its obligations as they come due.  There is no assurance that management will be able to execute these plans.

Cash and Cash Equivalents

Money market funds and highly liquid debt instruments purchased with original maturities of three months or less are considered cash equivalents.  Carrying values approximate fair value.

Inventories

Inventories comprise finished goods and are valued at the lower of cost (first-in, first-out) or market.  Inventories at January 28, 2017 related to the Company’s distribution business that was sold prior to the end of Fiscal 2018 and are included in current assets of discontinued operations in the consolidated balance sheet. (See Note 2.)

Property and Equipment

Furniture and fixtures, computer equipment and software are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to seven years.  Leasehold improvements are recorded at cost and amortized on a straight-line basis over their estimated useful lives or related lease term, whichever is shorter.

Intangible Assets, Goodwill and Other Long-Lived Assets

The Company holds various trademarks that are registered with the United States Patent and Trademark Office and similar government agencies in a number of other countries.  Acquired trademarks are either capitalized and amortized on a straight-line basis over their estimated useful lives, or classified as indefinite-lived assets and not amortized if no legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives.  The Company routinely evaluates the remaining useful life of trademarks that are not being amortized to determine whether events or circumstances continue to support an indefinite useful life.  Trademark registration and renewal costs are capitalized and amortized on a straight-line basis over their estimated useful lives.  Franchise agreements are amortized on a straight-line basis over the lives of the agreements.  Goodwill represents the excess of purchase price over the fair value of assets acquired in business combinations and is not amortized.  Indefinite lived trademarks and goodwill are evaluated annually for impairment or when events or circumstances indicate a potential impairment, and an impairment loss is recognized to the extent that the asset’s carrying amount exceeds its fair value.  The Company estimates these fair values based on discounted cash flow models and market place multiples that include assumptions determined by the Company’s management regarding projected revenues, operating costs and discount rates.  Management’s expectations regarding license agreement renewals are also considered, along with forecasts of revenues from replacement licensees for agreements that have terminated.  Amortizing trademarks, franchise agreements and other long-lived assets are tested for recoverability as necessary using undiscounted cash flow models.

Deferred Financing Costs and Debt Discounts

Deferred financing costs and debt discounts are reflected in the balance sheets as a reduction of long-term debt and are amortized into interest expense over the life of the debt using the effective interest method.

Revenue Recognition and Deferred Revenue

Revenue is recognized under the Company’s various license and franchise agreements as services are rendered, or are otherwise earned in accordance with the underlying agreements.  Royalties are typically earned based on the licensees’ retail or wholesale sales of licensed products, or based on the cost of producing the licensed goods.  Revenues from license fees, up-front payments and milestone payments, which are received in connection with other rights and services that represent continuing obligations of the Company, are deferred and recognized in accordance with the license agreements.  Minimum guaranteed royalties paid in advance of the culmination of the earnings process, the majority of which are non‑refundable to the licensee, are deferred and recognized as revenues when earned.  Initial franchise fees are recognized as revenue when a franchised location opens, since the services and conditions related to the franchise fee have generally been performed at that point.  Renewal franchise fees are recognized as revenue when the renewal agreements are signed and the fee is paid since there are no material services and conditions related to these franchise fees.

The Company’s license and franchise agreements typically include audit rights to allow the Company to validate the amount of royalties received.  Differences between amounts initially recognized and amounts subsequently determined under audit are recognized when the differences become known and are considered collectible.  The Company regularly enforces its intellectual property rights and pursues third parties that are utilizing its trademarks without a license.  Royalties generated from such enforcement proceedings are recognized when they are determined and considered collectible.

Marketing and Advertising

Generally, the Company’s licensees and franchisees fund their own advertising programs.  Marketing, advertising and promotional costs incurred by the Company are charged to selling, general and administrative expense as incurred and were approximately $3.7 million, $1.4 million and $1.0 during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Rent Expense and Tenant Improvement Allowances

Rent expense is recognized on a straight‑line basis over the term of the lease.  Tenant improvements allowances are recorded as a deferred lease credit in the balance sheets and amortized as a reduction of rent expense over the term of the lease.

Stock-Based Compensation

Stock option grants and restricted stock awards to employees and directors are measured and recognized as compensation expense based on estimated fair values, which are determined using option valuation models.  These models are based on assumptions about stock price volatility, interest rates, dividend rates and other factors.  The estimated fair value is amortized over the vesting period of the award using the graded amortization method.

Restructuring Charges

Restructuring charges consist of severance, lease termination, contract termination and other restructuring-related costs.  A liability for severance costs is recognized when the plan of termination has been communicated to the affected employees and is measured at its fair value at the communication date.  Lease and contract termination costs are recognized at the date the Company ceases using the rights conveyed by the lease or contract and are measured at fair value, which is determined based on the remaining contractual lease obligations reduced by estimated sublease rentals, if any.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income during the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In assessing the need for a valuation allowance, the Company considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  Beginning with Fiscal 2018,  the Company records the tax effect of equity issuances within the income statement rather than paid-in capital.

The Company accounts for uncertainty in income taxes based on financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return.  A tax position is initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are measured as the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of outstanding stock options and warrants as if such securities had been exercised at the beginning of the period.  For Fiscal 2016, the weighted-average common shares outstanding includes 0.2 million shares of dilutive stock options.  The computation of diluted common shares outstanding excludes outstanding stock options and warrants that are anti‑dilutive.

Warrants

The Company has issued warrants to purchase shares of its common stock to one of its Hi-Tec licensees and to certain of its lenders and investors.  Because the warrants are assessed to be equity in nature, they are measured at fair value at inception. The warrants issued to the Company’s licensee are recognized as additional paid-in capital and contra revenue over the period the revenue from the license is expected to be recognized in accordance with Accounting Standards Codification (“ASC”) 605-60-25 and ASC 505-50-S99-1.  The warrants issued to the Company’s lenders and investors are recognized as additional paid-in capital and charged to operating expenses in the Company’s statements of operations.

Fair Value of Financial Instruments

The carrying value of accounts receivable and accounts payable approximates fair value due to their short‑term nature.  The carrying value of the Company’s long‑term debt approximates fair value as these borrowings bear interest at floating rates.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities.  While management bases its estimates on assumptions it believes are reasonable under the circumstances, these estimates by their nature are subject to an inherent degree of uncertainty.  Actual results could differ materially from these estimates.

Reclassifications

Certain reclassifications have been made to the Fiscal 2017 and Fiscal 2016 financial statements in order to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance.  The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances.  The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied.  The standard also requires expanded disclosures surrounding revenue recognition.  The standard (including clarification guidance issued in Fiscal 2017) is effective for the Company’s fiscal year ending February 2, 2019 (“Fiscal 2019”) and allows for either full retrospective or modified retrospective adoption.  The Company plans to adopt this guidance using the modified retrospective method beginning in the first quarter of Fiscal 2019 and estimates that the cumulative effect on adoption will be a $0.4 million charge to accrued revenue with a corresponding credit to retained earnings.  Minimum guaranteed royalties under the Company’s agreements with its licensees have historically been recognized as earned in accordance with the underlying license agreements, while under this new standard, such royalties will generally be recognized on a straight-line basis over the term of the license agreement.  Accordingly, for license agreements with escalating minimum guaranteed royalties, revenues will generally be higher during the early years of the license agreement than they would have been under the previous guidance.

In March 2016, the FASB issued authoritative guidance which modifies existing guidance for off-balance sheet treatment of a lessee’s operating leases. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset would be recognized related to the right to use the underlying asset, and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures about leases. This guidance is effective for the Company’s fiscal year ending February 1, 2020 (“Fiscal 2020”).  The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated, but the Company expects there will be a significant increase in its long-term assets and liabilities resulting from adoption.

In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation, which was adopted by the Company for Fiscal 2018.  This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows.  This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  This is a change from the current guidance that requires such activity to be recorded in paid-in capital within stockholder’s equity.  This guidance will be applied prospectively and may create volatility in the Company’s effective tax rate when adopted depending largely on future events and other factors which may include the Company’s stock price, timing of stock option exercises, the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares and any employee terminations.  This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The company has elected to continue to estimate forfeitures.

In August 2016, the FASB issued authoritative guidance that reduces the diversity in practice of the classification of certain cash receipts and cash payments within the statement of cash flows.  This guidance is effective for the Company’s Fiscal 2019.  This guidance was adopted by the Company in Fiscal 2018 and did not have a material impact on the Company’s financial position or results of operations.

In January 2017, the FASB issued authoritative guidance which modifies guidance for determining whether a transaction involves the purchase or disposal of a business or an asset.  This standard was early adopted by the Company in Fiscal 2017.  The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business.

In January 2017, the FASB issued authoritative guidance to simplify the testing for goodwill impairment by removing step two from the goodwill testing.  Under previous guidance, if the fair value of a reporting unit was lower than its carrying amount (step one), an entity would calculate an impairment charge by comparing the implied fair value of goodwill with its carrying amount (step two).  The implied fair value of goodwill was calculated by deducting the fair value of the assets and liabilities of the reporting unit from the reporting unit’s fair value as determined under step one.  This new guidance instead provides that an impairment charge should be recognized based on the difference between a reporting unit’s fair value and its carrying value.  This guidance was adopted by the Company in Fiscal 2018 and did not have a material impact on the Company’s financial position or results of operations.

In May 2017, the FASB issued authoritative guidance related to stock-based compensation.  Under this new guidance, the Company would not account for the effects of a modification of a share-based payment award if the fair value of the award does not change, the vesting conditions remain the same and the classification of the award as an equity or a liability instrument does not change.  This standard is effective for Fiscal 2019 and is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

2.           Business Combinations and Discontinued Operations

On December 7, 2016, the Company acquired Hi-Tec and simultaneously sold certain sales and distribution operations of Hi-Tec to third parties along with the related assets and liabilities (the “Hi-Tec Acquisition”).  These third parties became licensees of the Company at that time and include Carolina Footwear Group, LLC (“Carolina”), Batra Limited (“Batra”) and Sunningdale (“South Africa”).  On January 31, 2018, the Company sold its remaining Hi-Tec sales and distribution operations to International Brands Group (“IBG”).  The business sold to IBG is reflected in the accompanying financial statements as discontinued operations.  The Company does not have any ownership interests in Carolina, Batra, South Africa or IBG.  After these transactions and consistent with the Company’s planned conversion of Hi-Tec, the Company continues to own the intellectual property of Hi-Tec.  The Company completed the Hi-Tec Acquisition to access markets addressed by Hi-Tec with its Hi-Tec, Magnum, Interceptor and 50 Peaks brands, and provide cross-selling opportunities with the Company’s other brands.

Discontinued Operations

The Company’s core business is marketing and managing its portfolio of fashion and lifestyle brands.  Accordingly, the Company’s Hi-Tec sales and distribution business, which operates in Latin America, the Middle East, Russia and Asia Pacific was sold to IBG during the fourth quarter of Fiscal 2018 for $3.1 million.  Cash proceeds of  $1.3 million were received during the fourth quarter of Fiscal 2018, and $1.8 million of cash proceeds were received by the Company in the first quarter of Fiscal 2019.  The operating assets and liabilities of this business were sold to IBG in conjunction with the execution of a separate license agreement that grants IBG certain sales and distribution rights for Hi-Tec products in those territories.  The discontinued sales and distribution business was previously included in the Company’s Hi-Tec reporting segment.

The net (loss) income from discontinued operations in the consolidated statement of operations includes the following:

	Year Ended
	February 3,	January 28,
(In thousands)	2018	2017
Product sales and royalty revenues	$19,492	$6,599
Cost of goods sold	15,106	5,083
Selling, general and administrative expenses	4,384	688
Depreciation and amortization	167	—
Pretax (loss) income from discontinued operations	(165)	828
Gain on disposal of discontinued operations	37	—
Total pretax (loss) income from discontinued operations	(128)	828
Income tax (benefit) provision	—	—
Net (loss) income from discontinued operations	$(128)	$828

The carrying amounts of assets and liabilities included in discontinued operations comprise the following:

	February 3,	January 28,
(In thousands)	2018	2017
Accounts receivable and amounts due from sale of business	$1,868	$10,465
Inventories	—	1,567
Current assets of discontinued operations	1,868	12,032
Intangible asset—Distributor relationships	—	492
Goodwill	—	400
Property and equipment	—	11
Noncurrent assets of discontinued operations	—	903
Current liabilities of discontinued operations	1,103	4,083
Net assets of discontinued operations	$765	$8,852

Restructuring Charges

The Company incurred restructuring charges of $3.8 million in Fiscal 2017 and an additional $1.1 million in Fiscal 2018 related to the Hi-Tec Acquisition and its integration into the Company’s ongoing operations (the “Hi-Tec Plan”).  In addition, restructuring charges of $1.0 million were incurred in the fourth quarter of Fiscal 2018 as the Company’s staff was realigned to appropriately support its current business (the “Cherokee Global Brands Plan”).

Restructuring charges comprise the following:

	Year Ended
	February 3,	January 28,
(In thousands)	2018	2017
Severance costs	$2,080	$1,270
Contract termination costs	—	386
Leases, net of sublease	—	1,920
Service costs	—	206
	$2,080	$3,782

Payments against the restructuring plan obligations were as follows:

(In thousands)	Cherokee Global Brands Plan	Hi-Tec Plan
Balance, January 28, 2017	$—	$3,782
Restructuring charges	1,031	1,049
Payments during the period	—	(2,330)
Balance, February 3, 2018	$1,031	$2,501

Allocation of Purchase Price

The Hi Tec Acquisition was accounted for under the acquisition method and Accounting Standards Update 2017-01, and the financial statements of the Company include the operating results of Hi-Tec as of the acquisition date, December 7, 2016.  The following table presents the allocation of purchase price to the net tangible and intangible assets acquired based on their estimated fair values on the acquisition date.  Provisional amounts that were initially recorded have been adjusted based on additional information the Company has obtained about facts and circumstances that existed as of the acquisition date.

(In thousands)	Purchase Price Allocation
Cash and cash equivalents	$2,654
Accounts receivable	20,445
Inventories	1,327
Other current assets	2,453
Assets sold to third parties	11,147
Total current assets	38,026
Property and equipment	291
Intangible assets	53,940
Goodwill	16,652
Total identifiable assets acquired	108,909
Accounts payable	5,112
Other current liabilities	5,868
Total current liabilities	10,980
Deferred income taxes	7,480
Long-term income taxes payable	3,197
Net assets acquired	$87,252

The intangible assets acquired comprise trademarks of $53.4 million and distributor relationships of $0.5 million, which were valued using the income approach using various methods.  Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset.  Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return.  The fair value of the trademarks was determined using discounted cash flows, which is an income approach to fair value measurement that requires a specific intangible asset to be valued from the asset grouping’s overall cash flow stream.  The fair value of distributor relationships was determined using the lost profits method.  The fair value of acquired leasehold agreements was determined based on the differences between the contract rent and market rent for each remaining year of the leases, discounted to present value at an appropriate rate of return.  The fair value of acquired finished goods inventories was determined based on the net retail value of the inventory less operating expenses and a reasonable profit allowance, determined on an aggregate basis.  The fair value amounts for the intangible assets were determined using inputs observed at Level 3 in the fair value hierarchy, while leases and inventory were observed at Level 2.  Goodwill primarily resulted from the synergies the Company expects to realize from the combination of Hi-Tec with Cherokee Global Brands, the assembled workforce and the deferred tax liability related to the intangibles acquired.

The fair value of assets acquired that were simultaneously sold to third parties was $11.1 million.  Accounts receivable of $8.7 million were sold to Carolina with recourse and required the Company to pay Carolina a 10% premium for amounts collected during the 210 days following the acquisition date.  The uncollected accounts are included in accounts receivable in the accompanying balance sheet, and a liability for the remaining amounts due to Carolina is included within other current liabilities, amounting to $0.8 million and $6.8 million at February 3, 2018 and January 28, 2017, respectively.  The premiums for amounts collected were $0.2 million and $0.6 million for Fiscal 2018 and Fiscal 2017, respectively, and are included as other expense in the statement of operations.  Proceeds and payments pertaining to this arrangement are included as financing activities in the statement of cash flows.

The subsidiaries acquired in the Hi-Tec Acquisition contributed $7.8 million to consolidated revenue and generated a net loss of $4.1 million during Fiscal 2017.  The Company further acquired $1.4 million of goodwill deductible for tax purposes, which is reported at the Hi-Tec segment.  Please see Note 13 for Segment Reporting.

Business acquisition and integration costs totaled $7.5 million and $11.5 million for Fiscal 2018 and Fiscal 2017, respectively, consisting of legal, due diligence, integration and other costs and are classified as business acquisition and integration costs in the operating expenses section of the statement of operations.

Unaudited Pro Forma Financial Information

The Company assessed the acquisition under both Securities and Exchange Commission (the “SEC”) and US GAAP accounting guidance, and treated the transaction as an asset acquisition under SEC Regulation S-X-3-05 and as a business combination under Accounting Standards Update 2017-01.

The following table presents the unaudited pro forma combined historical results of operations as if the Company had consummated the Hi-Tec Acquisition as of February 1, 2015:

	Year Ended
(amounts in thousands)	January 28, 2017	January 30, 2016
Gross Income	$51,468	$54,290
Net Income	$8,053	$11,909
Basic EPS	$0.62	$0.92
Diluted EPS	$0.62	$0.91

The unaudited pro forma financial information set forth above is derived from the Company’s historical financial information and the financial information of Hi-Tec for the portion of the periods presented in which Hi-Tec was a subsidiary of the Company, consisting of the period from December 7, 2016 to January 28, 2017 (the “Post-Acquisition Period”).  The Company calculated the pro forma amounts for Hi-Tec by applying the Company’s accounting policies and retroactively forecasting and pro-rating for the periods presented the results of Hi-Tec during the Post-Acquisition Period.  For purposes of these adjustments, non-recurring expenses, consisting of restructuring and other transaction costs, were removed.  The amounts of such non-recurring adjustments are $3.8 million and $10.6 million for restructuring costs and other transaction costs, respectively.  In addition, Hi-Tec’s financial results during the Post-Acquisition Period reflect the Company’s transition of Hi-Tec’s business from a full spectrum distribution model, in which one group of affiliated companies owned the Hi-Tec brands and manufactured the Hi-Tec products prior to completion of the Hi-Tec Acquisition, to a brand licensing model consistent with the Company’s business.  As a result, the above pro forma financial information applies royalty rates from Hi-Tec’s current license agreements to historical wholesale product sales to calculate licensing revenues, and excludes Hi-Tec’s historical operating costs relating to its former distribution business, including its product sales, marketing, purchasing and distribution costs.  Additionally, interest expense included in the above pro forma financial information is based upon the Company’s current debt agreements and excludes any interest based upon the Company’s former debt agreements.

The unaudited pro forma information of the Company is presented for informational purposes only, as an aid to understanding the entities’ combined financial results.  This unaudited pro forma condensed combined financial information should not be considered a substitute for the historical financial information prepared in accordance with GAAP, as presented in the Company’s reports on Form 10-Q and Form 10-K and other filings with the SEC.  The unaudited pro forma condensed combined financial information disclosed in this report is for illustrative purposes only and is not indicative of results of operations that would have been achieved had the pro forma events taken place on the dates indicated, or of the Company’s future consolidated results of operations.

3.           Accounts Receivable

Accounts receivable consists of the following:

(In thousands)	February 3, 2018	January 28, 2017
Accounts receivable	$10,233	$12,240
Allowance for doubtful accounts	(428)	(481)
	$9,805	$11,759

An allowance for doubtful accounts is provided for based on the Company’s assessment of various factors that may affect the Company’s licensees’ or franchisees’ ability to pay, such as historical experience, age of accounts receivable balances, credit quality of the Company’s licensees or franchisees, current economic conditions and bankruptcy.

4.           Property and Equipment

Property and equipment consist of the following:

(In thousands)	February 3, 2018	January 28, 2017
Computer Equipment	$653	$633
Software	448	156
Furniture and Fixtures	1,976	1,994
Leasehold Improvements	726	648
	3,803	3,431
Accumulated depreciation	(2,713)	(2,131)
	$1,090	$1,300

5.           Intangible Assets

Intangible assets consist of the following:

	February 3, 2018			January 28, 2017
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$30,861	(19,029)	$11,832	$20,535	(18,436)	$2,099
Amortizable franchise agreements	1,300	(271)	1,029	1,300	(153)	1,147
Indefinite lived trademarks	56,687	—	56,687	102,455	—	102,455
	$88,848	(19,300)	$69,548	$124,290	(18,589)	$105,701

The transition from the Company's license agreements with Target Corporation and Kohl's Illinois, Inc. in the United States to new licensees has taken longer than previously estimated.  (See Note 10 for Significant Contracts and Concentrations of Risk.)  As a result, the Company's revenue projections at the end of Fiscal 2018 were significantly lower than its revenue projections at the end of Fiscal 2017, and during its annual impairment testing for Fiscal 2018, the Company determined that projected cash flows for certain indefinite lived trademarks in its Cherokee Global Brands reportable segment indicated that the fair values of these trademarks were not in excess of their carrying values.  Accordingly, an impairment charge of $35.5 million was recorded during the fourth quarter of Fiscal 2018 to adjust the impaired trademarks to their estimated fair value of $10.3 million, which is reported as a component of operating expenses in the statement of operations.  Fair value was determined using level 3 measurements using the discounted cash flow method (income approach).  In conjunction with this impairment assessment, the Company concluded that the competitive and economic environment for the use of these trademarks no longer supported an indefinite life.  Accordingly, these trademarks will be amortized prospectively over their estimated remaining useful lives.

The Hi-Tec Acquisition during Fiscal 2017 resulted in trademarks valued at $53.4 million, including $52.4 million that are classified as indefinite lived and not subjected to amortization.  In addition, distributor relationships were valued at $0.5 million but were sold in Fiscal 2018, and the amortization thereof is presented in the statements of operations as a component of discontinued operations.  The distributor relationships are presented as noncurrent assets of discontinued operations in the balance sheet for Fiscal 2017.

The Company has acquired other trademarks and franchise agreements that are being amortized over their estimated useful lives with no residual values.  The weighted-average amortization period for trademarks and franchise agreements was 10.0 and 11.0, respectively, at February 3, 2018.  The trademarks are being renewed on a continuing basis.

Amortization of intangible assets was $0.7 million, $0.9 million and $0.9 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  Expected amortization of intangible assets for fiscal years ending in 2019, 2020, 2021, 2022 and 2023 is approximately $1.1 million, $0.9 million, $0.9 million, $0.9 million and $0.8 million, respectively. Trademark registration and renewal costs capitalized during Fiscal 2018 and Fiscal 2017 totaled $0.1 million in both periods.

Goodwill arose from historical acquisitions and the Hi-Tec Acquisition that occurred during Fiscal 2017.  Additional goodwill of $0.9 million was recorded during Fiscal 2018 primarily as a result of finalizing the fair values of assets and liabilities acquired during the Hi-Tec Acquisition that were simultaneously sold to third parties.  A portion of goodwill was allocated based on fair value to the sales and distribution business that was sold during the fourth quarter of Fiscal 2018.   (See Note 2.)

6.           Other Current Liabilities

Other current liabilities consists of the following:

(In thousands)	February 3, 2018	January 28, 2017
Accrued employee compensation and benefits	$239	$878
Amounts payable for business acquisitions	1,901	6,815
Restructuring plan liabilities	3,532	3,782
Income taxes payable	792	347
Other liabilities	906	—
	$7,370	$11,822

7.           Debt

Cerberus Credit Facility

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company entered into a senior secured credit facility with Cerberus Business Finance, LLC (“Cerberus”), which was amended in August 2017 and November 2017 (the “Cerberus Credit Facility”) and provides a $45.0 million term loan and a revolving credit facility up to $5.0 million.  The Company used a portion of the term loan proceeds to fund the Hi-Tec Acquisition, including the repayment of substantially all the outstanding indebtedness of Hi-Tec, and to repay all amounts owed under its previous credit facility.  Proceeds from borrowings under the revolving credit facility were used for working capital purposes.  Principal repayments of the term loan are required quarterly and interest is payable monthly.  During the year ended February 3, 2018, the Company drew down $5.0 million under its revolving credit facility.

The Cerberus Credit Facility is secured by substantially all the assets of the Company and is guaranteed by the Company’s subsidiaries.  The Cerberus Credit Facility expires in December 2021 and bears interest based either on LIBOR or an alternate base rate plus a margin.  The weighted-average interest rate at February 3, 2018 was 11.0%.  The Cerberus Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among other things, the maintenance of certain financial covenants, limitations on the payment of dividends, the requirement to meet certain revenue standards after the expiration or termination of any material contracts, and the requirement to obtain Cerberus’s consent before the Company can take certain specified actions.  Events of default include, among other things, the occurrence of a change of control of the Company.

The Cerberus Credit Facility was amended in August 2017 related to the Company’s noncompliance for the first quarter of Fiscal 2018 with certain reporting and financial covenants required by the Cerberus Credit Facility, including the required leverage ratio and the required fixed charge coverage ratio.  This amendment waived these events of default, changed the level of these required financial covenants going forward, and added a new liquidity covenant requiring the Company to maintain a minimum level of cash and availability under the revolving credit facility.  This amendment also required the Company to sell shares of the Company’s common stock in a private placement, which was completed in August 2017.  (See Note 9.)

The Cerberus Credit Facility was further amended in November 2017 related to the Company’s noncompliance for the second quarter of Fiscal 2018 with certain financial covenants required by the Cerberus Credit Facility, including the leverage ratio and the fixed charge coverage ratio.  This amendment waived these events of default, changed the level and timing of these required financial covenants going forward, changed the level of required liquidity, and implemented a tiered interest rate structure whereby the Company’s borrowing rate under the Cerberus Credit Facility fluctuates based on the Company’s leverage ratio.  This amendment also required that (i) new third-party investors acquire from Cerberus at least $10.0 million of junior participation interests in the Cerberus Credit Facility term loan and (ii) permitted the Company to repay the remaining balance of the unsecured receivables funding loan due to Mr. Ravich, a member of the Board of Directors (see below), by using proceeds from an additional $1.5 million participation by Mr. Ravich in the Cerberus Credit Facility term loan.  The Company issued warrants to purchase up to 511,111 shares of the Company’s common stock at $2.25 per share to the third party investors that acquired participation interests in the Cerberus Credit Facility term loan.  (See Note 9.)

Outstanding borrowings under the Cerberus Credit Facility, including borrowings under the revolving credit facility, were $49.5 million and $44.6 million at February 3, 2018 and January 28, 2017, respectively.  The unamortized deferred financing costs associated with these borrowings are $3.4 million and $3.7 million  at February 3, 2018 and January 28, 2017, respectively.

Borrowings under the Cerberus Credit Facility term loan and revolving credit facility comprise a series of recurring short-term obligations that bear interest rates based on varying LIBOR maturities which are selected at the Company’s option.  These short term obligations that the Company has the intent and ability to refinance on a long-term basis are classified as long-term debt.  As a result of anticipated noncompliance with certain covenants required by the Cerberus Credit Facility as further described in Note 1., the outstanding borrowings under the Cerberus Credit Facility are classified as current liabilities on the accompanying balance sheet.

Related Party Ravich Loan

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company obtained an unsecured receivables funding loan of $5.0 million from Jess Ravich (the “Ravich Loan”), a director of the Company. The Company used the Ravich Loan proceeds to fund a portion of the purchase price for the Hi-Tec Acquisition.  The Ravich Loan bore interest at a rate of 9.5% per annum and was subject to a fee equal to 2.5% of the principal amount of the loan, which was paid upon funding.  The Company repaid a portion of the Ravich Loan from operating cash flows, and in the 4th quarter of Fiscal 2018, the remaining $1.5 million outstanding was converted to a junior participating interest in the Cerberus Credit Facility term loan.

JPMorgan Credit Agreement

In 2012, the Company and JPMorgan entered into a credit agreement (the “JPMorgan Credit Agreement”) that provided the Company with a $2.0 million revolving line of credit and the capacity to finance certain trademark and business acquisitions.  The Company borrowed $16.6 million under the JPMorgan Credit Agreement in 2012 to acquire rights related to the Cherokee brand in the school uniforms category.  In January 2014, the Company borrowed an additional $19.0 to acquire the Hawk Signature and Tony Hawk brands, and in October 2015, borrowed an additional $6.0 million in connection with its acquisition of Flip Flop Shops.  Quarterly principal repayments were required, and borrowings bore interest based either on LIBOR or an alternate base rate plus a margin.  On December 7, 2016, all amounts owed under the JPMorgan Credit Agreement were repaid and the agreement was terminated.

8.           Commitments and Contingencies

The Company leases office and warehouse facilities under non-cancelable operating leases.  Future minimum lease payments as of February 3, 2018 are as follows:

Operating
(In thousands)	Leases
Fiscal 2019	$2,273
Fiscal 2020	1,209
Fiscal 2021	1,220
Fiscal 2022	1,031
Fiscal 2023	691
Thereafter	2,850
Total future minimum lease payments	$9,274

Total rent expense was $0.9 million, $0.6 million and $0.4 million for Fiscal 2018, Fiscal 2017 and  Fiscal 2016, respectively.

The Company indemnifies certain customers against liability arising from third‑party claims of intellectual property rights infringement related to the Company’s trademarks.  These indemnities appear in the licensing agreements with the Company’s customers, are not limited in amount or duration and generally survive the expiration of the contracts.  The Company is unable to determine a range of estimated losses that it could incur related to such indemnities since the amount of any potential liabilities cannot be determined until an infringement claim has been made.

The Company is involved from time to time in various claims and other matters incidental to the Company’s business, the resolution of which is not presently expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.  Estimated reserves for contingent liabilities, including threatened or pending litigation, are recorded as liabilities in the financial statements when the outcome of these matters is deemed probable and the liability is reasonably estimable.

9.           Stockholders’ Equity

On August 11, 2017, the Company issued 947,870 shares of the Company’s common stock in a private placement to several investors, including certain of the Company’s directors, officers and large stockholders, to effect certain equity financings required by the Cerberus Credit Amendment as described in Note 7.  The shares were issued for $4.22 per share and resulted in net cash proceeds to the Company of approximately $3.9 million.  In connection with this private placement, the Company issued warrants to these investors to purchase shares of its common stock, as further described under “Stock Warrants” below.

On December 2, 2016, the Company closed an underwritten public offering of 4,237,750 shares of its common stock at an offering price of $9.50 per share, resulting in net proceeds to the Company of $37.0 million after deducting the underwriting discount and offering expenses paid by the Company.  The net proceeds of the offering were used to fund a portion of the purchase price of the Hi-Tec Acquisition.

In June 2016, the Company repurchased and retired 60,082 shares of its common stock in open market transactions at a weighted average purchase price of $12.24 and for an aggregate purchase price of approximately $0.7 million.

Stock Warrants

In connection with the purchase of junior participation interests in the Cerberus Credit Facility term loan as further described in Note 7, the Company issued warrants on December 7, 2017 to purchase 511,111 shares its common stock at an exercise price of $2.25 per share.  Each warrant was exercisable on issuance and has a seven-year life.  The warrants can be exercised in cash or on a “cashless” basis, and are subject to customary adjustments in the event of stock dividends, stock splits, mergers, reclassifications or similar transactions.  The fair value of these warrants was $0.6 million on their grant date as determined using a Black Scholes option pricing model and was charged to operating expenses during Fiscal 2018.  The following table shows the investors, their relationship to the Company, the amount of their participation interests in the Cerberus Credit Facility and the number of stock warrants issued to such investors:

(Dollars in thousands)	Participation Interest in Term Loan	Stock Warrant Shares
Cove Street Capital, LLC, large stockholder	$7,000	311,111
Jess Ravich, Director and large stockholder	4,400	195,556
Henry Stupp, Chief Executive Officer and Director	100	4,444
	$11,500	511,111

In connection with the private placement described above, the Company’s issued warrants on August 17, 2017 to purchase 326,695 shares of its common stock at an exercise price of $4.22 per share.  These warrants are exercisable from March 5, 2018 to August 17, 2024.  The warrants can be exercised in cash or on a “cashless” basis, and are subject to customary adjustments in the event of stock dividends, stock splits, mergers, reclassifications or similar transactions.  The fair value of these warrants was $0.7 million on their grant date as determined using a Black Scholes option pricing model and was charged to operating expenses during Fiscal 2018.  The following table shows the investors, their relationship to the Company, the amount and number of shares purchased by them in the private place and the number of stock warrant shares issued to such investors:

		Purchase Price	Stock
	Shares	of Shares	Warrant
(Dollars in thousands)	Purchased	Purchased	Shares
Jess Ravich, Director and large stockholder	473,934	$2,000	237,834
Robert Galvin, Chairman of the Board	23,697	100	5,924
Howard Siegel, President, Chief Operating Officer	23,697	100	—
Cove Street Capital, LLC, large stockholder	236,967	1,000	59,241
Other Investors	189,575	800	23,696
	947,870	4,000	326,695

The Company issued a warrant to purchase 120,000 shares of its common stock in connection with the Hi-Tec Acquisition and related license agreement with Carolina.  (See Note 2.)  The warrant vests in five tranches of 20,000 shares over the five-year initial term of the license agreement, plus a 6th tranche that vests only if the license agreement is renewed for a subsequent five year period.  The 6th tranche is assigned no value until the related contingency is resolved.  The fair value of the first five tranches of the stock warrant was $0.6 million on issuance during Fiscal 2017.  Contra-revenue and additional paid-in capital of $60,000 was recognized in Fiscal 2018, along with an immaterial amount in Fiscal 2017.  As of February 3, 2018, total unrecognized expense related to the first five tranches of the stock warrant was approximately $0.5 million, which is being recognized over the remaining 4-year life of the related license agreement.

Outstanding stock warrants consist of the following:

	Year Ended
	February 3, 2018		January 28, 2017
	Outstanding	Exercise	Outstanding	Exercise
	Stock Warrant	Price Per	Stock Warrant	Price Per
	Shares	Share	Shares	Share
Unexercisable warrants issued to licensee	100,000	$10.00	120,000	$10.00
Exercisable warrants issued to licensee	20,000	10.00	—	—
Warrants issued in private placement	511,111	2.25	—	—
Warrants issued for term loan participation interests	326,695	4.22	—	—
	977,806	$3.81	120,000	$10.00

Stock‑Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the Cherokee Inc. 2013 Stock Incentive Plan, which was amended and restated effective June 6, 2016 (the “2013 Plan”), and which generally replaced the Company’s previous stock option plans to provide for the issuance of stock‑based awards to officers, other employees and directors.  The 2013 Plan authorizes 1,200,000 shares of common stock to be issued and 447,487 shares of common stock previously reserved but unissued under previous plans.

Stock Options

Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant.  The Company has also granted non‑plan stock options to certain executives as a material inducement for employment.  The Company estimates the fair value of stock‑based payment awards on the date of grant using the Black-Scholes option‑pricing model.  The compensation expense recognized for all stock‑based awards is net of estimated forfeitures over the award’s service period.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period as a component of operating expenses in the statements of operations, and amounted to $1.2 million,  $1.0 million and $1.1 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016 respectively.

The estimated fair value of stock options granted was estimated using the following assumptions:

	Year Ended
	February 3, 2018			January 28, 2017			January 30, 2016
Expected dividend yield			—%			—%			—%
Expected volatility	39.8	to	58.9	39.4	to	42.6	29.8	to	29.9
Risk-free interest rate	1.9%	to	2.3%	1.0%	to	1.8%	1.3%	to	1.6%
Expected life (in years)	4.8	to	4.9	3.5	to	4.8	4.6	to	4.9
Estimated forfeiture rate	—%	to	10.0%	—%	to	10.0%	—%	to	10.0%

The expected dividend yield is based on past dividends paid and the current dividend yield at the time of grant, and the expected stock price volatility is based on the historical volatility of the Company’s stock price.  The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. The expected life of the stock options is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

Changes in shares under options are summarized as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic
(Dollar amounts in thousands, except per share amounts)	Shares	Price	(in years)	Value
Outstanding, at February 1, 2015	1,185,767	$15.89	3.5	$2,910
Granted	335,000	$22.79
Exercised	(261,097)	$17.06
Canceled/forfeited	(146,667)	$17.33
Outstanding, at January 30, 2016	1,113,003	$17.50	4.1	$1,339
Granted	142,000	$11.29
Exercised	—	$—
Canceled/forfeited	(162,501)	$18.22
Outstanding, at January 28, 2017	1,092,502	$16.59	3.7	—
Granted	143,000	$3.61
Exercised	—	$—
Canceled/forfeited	(860,168)	$17.05
Outstanding, at February 3, 2018	375,334	$10.60	4.2	—
Vested and Exercisable at February 3, 2018	241,666	$14.23	2.2	—

The weighted-average grant date fair value of stock options granted under the 2013 Plan was $1.51,  $3.82 and $6.35 for Fiscal 2018, Fiscal 2017 and Fiscal 2016 respectively.  The aggregate intrinsic values shown in the table above represent the difference between the Company’s closing stock price on February 3, 2018 and the exercise price, multiplied by the number of shares subject to in‑the‑money stock options that would have been received by the option holders if all option holders exercised their stock options on February 2, 2018 (the last trading day of Fiscal 2018).

The total intrinsic value of stock options exercised for Fiscal 2016 was $1.7 million.  There were no stock option exercises in Fiscal 2018 or Fiscal 2017.

As of February 3, 2018, total unrecognized stock‑based compensation expense related to nonvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.  The total fair value of all stock options that vested was approximately $0.3 million, $1.3 million and $0.7 million, during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Performance Stock Units and Restricted Stock Units

In April 2016, the Compensation Committee of the Company’s Board of Directors granted certain performance‑based equity awards, or performance stock units, to executives under the 2013 Plan.  The performance metric applicable to such awards is compound stock price growth, using the closing price of the Company’s common stock on April 5, 2016, or $16.89, as the benchmark.  The target growth rate is 10% annually, which results in an average share price target of (i) $18.58 for Fiscal 2017, (ii) $20.44 for Fiscal 2018 and (iii) $22.48 for Fiscal 2019.  The average share price is calculated as the average of all market closing prices during the January preceding the applicable fiscal year end.  If a target is met at the end of a fiscal year, one third  of the shares subject to the award will vest.  If the stock price target is not met at the end of a fiscal year, the relevant portion of the shares subject to the award will not vest but will roll over to the following fiscal year.  The executive must continue to be employed by the Company through the relevant vesting dates to be eligible for vesting.  The target average share price was not achieved for Fiscal 2018 or 2017. Since the vesting of these performance‑based equity awards is subject to market-based performance conditions, the fair value of these awards was measured on the date of grant using the Monte Carlo simulation model for each vesting tranche.  The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award and calculates the fair market value for the performance stock units granted.  The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award.

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

Stock-based compensation expense for performance stock units and restricted stock units is reported as a component of operating expenses and was approximately $1.3 million, $1.4 million and $1.1 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Changes in performance stock units and restricted stock units are summarized as follows:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested stock at February 1, 2015	76,936	$13.02
Granted	166,000	22.71
Vested	(27,435)	15.74
Forfeited	(19,001)	4.27
Unvested stock at January 30, 2016	196,500	$21.67
Granted	31,500	10.08
Vested	(65,831)	21.10
Forfeited	(5,000)	17.81
Unvested stock at January 28, 2017	157,169	$19.71
Granted	185,951	2.23
Vested	(101,468)	13.69
Forfeited	(28,667)	17.31
Unvested stock at February 3, 2018	212,985	$7.63

As of February 3, 2018, total unrecognized stock‑based compensation expense related to performance stock units and restricted stock units was approximately $0.7 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

10.          Significant Contracts and Concentrations of Risk

The Company has historically earned a significant portion of its royalties under a license agreement with Target Corporation (“Target”), which granted Target the exclusive right in the United States to use the Cherokee brand and trademarks in various merchandise categories.  In September 2015, Target informed the Company that such agreement would not be renewed, and accordingly, a portion of the agreement terminated on January 31, 2017, and the remaining portion of the agreement related to Cherokee branded products in the school uniforms category expired on January 31, 2018.  The license agreement provided for minimum annual royalties of $0.8 million in the school uniforms category and $10.5 million in all other categories.

The Company also had a license agreement with Target to sell Liz Lange branded products, which provided for a fixed royalty rate based on Target’s net sales of Liz Lange branded products.  The license expired on January 31, 2018.

The Company had a license agreement with Kohl’s Illinois, Inc. (“Kohl’s”), which granted Kohl’s the rights to sell Tony Hawk and Hawk Signature branded apparel and related products in the United States.  The Company earned royalties based on a fixed rate of sales of these products in the United States, subject to a minimum annual royalty payment of $4.8 million through January 31, 2017 and $4.6 million through January 31, 2018, the end of the license term.

Concentrations of credit risk within the Company’s accounts receivable are minimal due to the limited amount of uncollected receivables and the nature of the Company’s licensing business.  Generally, the Company does not require collateral or other security to support licensee receivables.  Target accounted for approximately 9% and13% of accounts receivable at February 3, 2018 and January 28, 2017, respectively, and approximately 6%,  39% and 53% of revenues during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  Kohl’s accounted for approximately 12% and 5% of accounts receivable at February 3, 2018 and January 28, 2017, respectively, and approximately 16%,  14% and 14% of revenues during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

11.         Taxes on Income

Geographic sources of (loss) income from continuing operations before income taxes are as follows:

	Year Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
United States	$(46,044)	$(3,877)	$12,791
Foreign	(6,787)	(1,587)	—
(Loss) income from continuing operations before income taxes	$(52,831)	$(5,464)	$12,791

The provision for income taxes as shown in the accompanying consolidated statements of operations includes the following:

	Year Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Current:
Federal	$(81)	$813	$2,585
State	(164)	252	(13)
Foreign	1,639	1,221	1,183
	1,394	2,286	3,755
Deferred:
Federal	(150)	1,088	644
State	13	108	33
Foreign	1,773	177	—
	1,636	1,373	677
Tax benefit recorded as a decrease of paid-in capital:
Federal	—	(364)	(68)
State	—	(37)	(6)
	—	(401)	(74)
	$3,030	$3,258	$4,358

The provision for income taxes differs from the amounts computed using the statutory United States federal income tax rate as shown in the table below.  Nondeductible transaction costs arose in the Hi-Tec Acquisition.

	Year Ended
	February 3,		January 28,		January 30,
(In thousands, except percentages)	2018		2017		2016
Tax expense at U.S. statutory rate	$(17,329)	32.8%	$(1,858)	34.0%	$4,349	34.0%
State income taxes, net of federal income tax benefit	(942)	1.8	179	(3.3)	187	1.5
Change in U.S. federal statutory rate	7,350	(13.9)	—	—	—	—
Stock-based compensation	1,517	(2.9)	—	—	—	—
Stock warrants	425	(0.8)	—	—	—	—
Adjustments to unrecognized tax benefits	(794)	1.5	233	(4.3)	(189)	(1.5)
Nondeductible expenses	18	—	151	(2.8)	17	0.1
Nondeductible transaction costs	250	(0.5)	2,894	(53.0)	—	—
Valuation allowance	10,688	(20.3)	942	(17.2)	—	—
Foreign Taxes	562	(1.1)	163	(2.9)	—	—
Exchange rate changes	1,427	(2.7)	—	—	—	—
Other	(142)	0.4	554	(10.1)	(6)	—
Tax provision	$3,030	(5.7)%	$3,258	(59.6)%	$4,358	34.1%

A summary of deferred income tax assets and liabilities is as follows:

	February 3, 2018	January 28, 2017
(In thousands)	Non-Current	Non-Current
Deferred tax assets:
Deferred revenue	213	478
Amortization	5,967	—
Other	1,578	2,691
State income taxes	—	85
Employee compensation	543	1,630
Net operating loss and credit carryforwards	18,778	12,754
Valuation Allowance	(27,079)	(14,889)
Total deferred income tax assets	—	2,749
Deferred tax liabilities:
Amortization	(10,466)	(10,376)
Depreciation	—	(91)
Total deferred income tax liabilities	(10,466)	(10,467)
Net deferred income tax liabilities	$(10,466)	$(7,718)

The Company acquired various net operating loss and credit carryforwards as part of the Hi-Tec Acquisition, and generated additional net operating loss carryforwards in Fiscal 2018.  Federal and state net operating loss carryforwards totaled $25.4 million and $15.3 million, respectively, at February 3, 2018.  As a result of recent tax law changes, $9.7 million of the Company’s federal net operating loss carryforwards do not expire, while $15.7 million of the Company’s federal and all of the Company’s state net operating loss carryforwards expire beginning in 2026.  Foreign net operating loss carryforwards were $52.7 million at February 3, 2018 and begin to expire in 2021.  The Company has federal and state tax credit carryforwards of $1.7 million at February 3, 2018 that begin to expire in 2023.  The utilization of certain federal and state net operating loss and credit carryforwards acquired in connection with the  Hi-Tec Acquisition are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986 and similar state provisions.

Primarily as a result of impairment charges related to certain trademarks, the Company’s U.S. operations have sustained a cumulative pretax loss over the last three fiscal years.  Accordingly, the Company has provided a valuation allowance of $10.6 million at February 3, 2018 to reduce the carrying value of the underlying deferred tax assets to zero.

This valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.  The Company continues to maintain a valuation allowance related to deferred tax assets of the foreign subsidiaries acquired in the Hi-Tec Acquisition, primarily due to the cumulative losses generated in these jurisdictions, and which amounted to $16.5 million at February 3, 2018.

The Company currently does not have unremitted earnings attributable to foreign subsidiaries.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduced U.S. corporate income tax rates to 21.0% as of January 1, 2018.  Consequently, the Company recorded a decrease in its deferred tax assets and the associated valuation allowance of $7.4 million each, which had no net impact on deferred income tax expense for Fiscal 2018.  The rate change became effective during Fiscal 2018 resulting in a blended statutory tax rate of 32.8% for Fiscal 2018.   On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the tax legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.  In accordance with SAB 118, the income tax effects discussed above represent the Company’s best estimate based on its current interpretation of this tax legislation.  The Company is accumulating data to finalize the underlying calculations and evaluate other aspects of this tax legislation, including its impact on the Company’s foreign subsidiaries, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the tax legislation.    In accordance with SAB 118, the income tax effects of the tax legislation discussed above are considered provisional and will be finalized in Fiscal 2019.

The Company recorded a $3.9 million reserve for uncertain tax positions in Fiscal 2017 as part of Hi-Tec acquisition.  Gross unrecognized tax benefits are reflected in other long term liabilities in the accompanying balance sheets.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
Gross unrecognized tax benefits at beginning of year	$3,977	$—	$449
Additions:
Tax positions taken in prior years	315	2,566	—
Tax positions taken in the current year	1,609	1,411	—
Reductions:
Tax positions taken in prior years	—	—	(96)
Settlement with taxing authorities	(38)	—	(170)
Lapse in statute of limitations	(2,017)	—	(183)
Gross unrecognized tax benefits at year end	$3,846	$3,977	$—

Interest and penalties related to unrecognized tax benefits are included within the provision for income taxes in the statements of operations.  The total amount of interest recognized related to unrecognized tax benefits was $0.1 million for Fiscal 2018, and was insignificant for Fiscal 2017 and Fiscal 2016.

Although we cannot predict the timing of resolution with taxing authorities, if any, we believe it is reasonably possible that $3.8 million of unrecognized tax benefits will be recognized in the next twelve months due to change in the composition of a consolidated tax filing group or expiration of the applicable statute of limitations.  At February 3, 2018, approximately $1.9 million of unrecognized tax benefits would, if recognized, impact the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal, California and certain other state jurisdictions. For federal income tax purposes, the Fiscal 2015 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Fiscal 2014 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations.

12.          Defined Contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, under which the Company makes contributions to match the contributions made by employees participating in the plan. These matching contributions  were approximately $0.3 million, $0.2 million and $0.1 million for Fiscal 2018, Fiscal 2017, and Fiscal 2016, respectively.

13.          Segment Reporting and Geographic Information

The Company identifies its reportable segments based on how management internally evaluates financial information, business activities and management responsibility.  Beginning in Fiscal 2017, the Company’s reportable segments are Cherokee Global Brands and Hi-Tec.  Prior to the Hi-Tec Acquisition, the Company’s business activities comprised one reportable segment.

Financial information for the Company’s reportable segments is as follows:

	Cherokee
(In thousands)	Global Brands	Hi-Tec	Consolidated
For the year ended February 3, 2018:
Revenues	$19,688	$9,677	$29,365
Selling, general and administrative expenses	16,492	8,954	25,446
Revenues less selling, general and administrative expenses	3,196	723	3,919
Loss from continuing operations before income taxes	(46,039)	(6,792)	(52,831)
Goodwill	100	16,252	16,352
Total assets	23,378	80,219	103,597

For the year ended January 28, 2017:
Revenues	$32,798	$1,224	$34,022
Selling, general and administrative expenses	17,701	1,405	19,106
Revenues less selling, general and administrative expenses	15,097	(181)	14,916
Loss from continuing operations before income taxes	(584)	(4,880)	(5,464)
Goodwill	100	15,294	15,394
Total assets	67,955	98,061	166,016

Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Year Ended
	February 3,	January 28,	January 30,
(In thousands)	2018	2017	2016
U.S. and Canada	$13,913	$22,638	$24,615
Asia	3,524	4,457	3,792
Latin America	3,188	2,820	2,643
Africa	2,467	1,399	1,023
United Kingdom and Europe	4,629	837	837
All Others	1,644	1,871	1,744
Total	$29,365	$34,022	$34,654

Long‑lived assets located in the United States and outside the United States amount to $0.6 million and $0.5 million, respectively, at February 3, 2018, $0.8 million and $0.5 million, respectively, at January 28, 2017, and $0.8 million and $0.4 million, respectively, at January 30, 2016.

14.          Unaudited Quarterly Results

A summary of quarterly financial data (unaudited) is presented below.  During the fourth quarter of Fiscal 2018, the Company disposed of a sales and distribution business, which has been reclassified as discontinued operations for all periods presented below because the business was acquired in the fourth quarter of Fiscal 2017.

	Fiscal 2018
	April 29,	July 29,	October 28,	February 3,
( In thousands, except per share data)	2017	2017	2017	2018
Revenues	$6,817	7,868	7,796	6,884
Loss from continuing operations before income taxes	(3,990)	(2,764)	(3,284)	(42,793)
Net loss from continuing operations	(3,543)	(4,766)	(2,395)	(45,157)
Basic net loss per share from continuing operations(1)	$(0.27)	$(0.37)	$(0.17)	$(3.23)
Diluted net loss per share from continuing operations(1)	$(0.27)	$(0.37)	$(0.17)	$(3.23)

	Fiscal 2017
	April 30,	July 30,	October 29,	January 28,
( In thousands, except per share data)	2016	2016	2016	2017
Revenues	$10,678	$8,473	$6,495	$8,376
Income (loss) from continuing operations before income taxes	4,079	2,444	(1,362)	(10,625)
Net income (loss) from continuing operations	2,581	1,518	(873)	(11,948)
Basic earnings (loss) per share from continuing operations(1)	$0.30	$0.17	$(0.10)	$(1.04)
Diluted earnings (loss) per share from continuing operations(1)	$0.29	$0.17	$(0.10)	$(1.04)

(1) Quarterly computations of per share amounts are made independently and, as a result, the sum of per share amounts for the four quarters in any one fiscal year may not add to the per share amount for such fiscal year.

(1)

Quarterly computations of per share amounts are made independently and, as a result, the sum of per share amounts for the four quarters in any one fiscal year may not add to the per share amount for such fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined under Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 3, 2018.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of February 3, 2018 based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”).  Based on this assessment under the COSO framework, management concluded that our internal control over financial reporting was effective as of February 3, 2018.

During Fiscal 2018, our management, with the oversight of our Audit Committee, developed and implemented a plan to remediate the material weaknesses in our internal control over financial reporting identified as of January 28, 2017 and described in our annual report on Form 10-K for Fiscal 2017.  These material weaknesses related to the design and operation of controls over our closing processes in connection with the consolidation of the operations we acquired in the Hi-Tec Acquisition, and our controls over the application of applicable purchase accounting principles in connection with the Hi-Tec Acquisition. We completed our remediation plan during fiscal 2018.

As part of our remediation plan, we took certain actions to enhance our controls over the financial closing and reporting process and consolidation of Hi-Tec, and we believe that these controls have been appropriately designed and are operating effectively as of February 3, 2018.  Specifically, we have remediated the design and operating effectiveness deficiencies around the controls over our closing process in connection with the consolidation of the Hi-Tec operations by hiring internal personal at Hi-Tec that have the relevant experience and expertise to prepare financial statements in conformity with US GAAP and that provide additional financial oversight to meet reporting deadlines.

With respect to our controls over the application of purchase accounting principles under US GAAP, we have remediated the design of these controls as of February 3, 2018 by hiring additional personnel who have sufficient knowledge of US GAAP and who can exercise adequate oversight of third-party advisors who have the appropriate expertise to assist with the application of purchase accounting principles or other complex transactions.   Because this control operates on an infrequent basis and did not operate during fiscal 2018, we have determined that deficiency in the design of the controls over the application of purchase accounting principles under US GAAP has been remediated.

Deloitte & Touche LLP, our independent registered public accounting firm that has audited the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, has issued an attestation report on our internal control over financial reporting, which is included on the following page of this Annual Report.

Changes in Internal Control over Financial Reporting

Except for the matters discussed in this Item 9A above, there were no changes in our internal control over financial reporting during the fourth quarter of Fiscal 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

In designing our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of our controls and procedures must reflect that resource constraints exist, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Because of these inherent limitations, our disclosure and internal controls may not prevent or detect all instances of fraud, misstatements or other control issues.  In addition, projections of any evaluation of the effectiveness of disclosure or internal controls to future periods are subject to risks, including, among others, that controls may become inadequate because of changes in conditions or that compliance with policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cherokee Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cherokee Inc. and subsidiaries (the “Company”) as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2018, of the Company and our report dated April 19, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to going concern due to an anticipated violation of a debt covenant during the upcoming twelve months.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
April 19, 2018

Item 9B. OTHER INFORMATION

On April 13, 2018, Frank Tworecke a member of our Board of Directors, notified the Nominating and Governance Committee of the Board that he will not stand for re-election as a director of the Company at the next annual meeting of the stockholders.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the end of Fiscal 2018.  Certain information regarding our executive officers required by this Item is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the end of Fiscal 2018.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the end of Fiscal 2018.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the end of Fiscal 2018.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the end of Fiscal 2018.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   A list of the financial statements included in and filed as part of this Annual Report is set forth in the Index to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” and is incorporated herein by reference.

    (2)   Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto included in this Annual Report.

    (3)   The information required by this Item 15(a)(3) is set forth on the Exhibit Index that immediately precedes the signature page to this Annual Report and is incorporated herein by reference.

Item 16. FORM 10-K SUMMARY

We have elected not to provide summary information.

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

Share Purchase Agreement, dated as of November 29, 2016, by and among Sunningdale Corporation Limited, Irene Acquisition Company B.V., and Cherokee Inc. (incorporated by reference to Exhibit 2.1 of Cherokee’s Form 10‑Q for the quarterly period ended October 29, 2016).

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

4.2		Form of Warrant to Purchase Shares of Common Stock, issued on August 11, 2017 by Cherokee Inc. (incorporated by reference to Exhibit 4.1 of Cherokee’s Form 8-K dated August 14, 2017).
4.3

Form of Warrant to Purchase Shares of Common Stock, issued on December 7, 2017 by Cherokee Inc. (incorporated by reference to Exhibit 4.2 of Cherokee’s Form 10‑Q for the quarterly period ended October 28, 2017).

10.1	#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated June 5, 2012).
10.2	#	The 2006 Incentive Award Plan of Cherokee Inc. (restating the 2003 Incentive Award Plan) (incorporated by reference to Annex A to Cherokee’s Proxy Statement filed with the SEC on May 1, 2006).
10.3	#	Amendment No. 1 to the 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 10‑Q for the quarterly period ended May 1, 2010).
10.4	#	Form of Employee Option Agreement under the 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference to Exhibit 10.6 of Cherokee’s Form 10‑K for the fiscal year ended February 3, 2001).
10.5	#	Form of Restricted Stock Award Agreement under the 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated June 18, 2012).
10.6	#

Form of Performance‑Based Restricted Stock Unit Agreement under the 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 10‑Q for the quarterly period ended May 4, 2013).

10.7	#	Cherokee Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Cherokee’s Form 10‑Q for the quarterly period ended April 30, 2016).
10.8	#

Form of Stock Option Agreement under the Cherokee Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 10‑Q for the quarterly period ended August 3, 2013).

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

10.12		Office Lease, by and between Tri‑Center Plaza, LP and Cherokee Inc., dated as of September 30, 2011 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated October 13, 2011).
10.13

Amendment to Office Lease, by and between KW Tricenter, LLC and Cherokee Inc., dated as of December 5, 2013 (incorporated by reference to Exhibit 10.37 of Cherokee’s Form 10‑K for the fiscal year ended February 1, 2014).

10.14	#	Employment Agreement, dated July 23, 2015, between Cherokee Inc. and Howard Siegel (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated July 29, 2015).
10.15

Second Amendment to Office Lease, by and between KW Tricenter, LLC and Cherokee Inc., dated as of February 29, 2016 (incorporated by reference to Exhibit 10.40 of Cherokee’s Form 10‑K for the fiscal year ended January 30, 2016).

10.16

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

10.17

Amendment No. 1 to Financing Agreement, dated August 11, 2017 and effective August 11, 2017, by and among Cherokee Inc., Irene Acquisition Company B.V., the guarantors from time to time party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent and Cerberus Business Finance, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 8‑K dated August 14, 2017).

10.18

Amendment No. 2 to Financing Agreement, dated November 10, 2017 and effective December 7, 2017, by and among Cherokee Inc., Irene Acquisition Company B.V., the guarantors from time to time party thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as Collateral Agent and Cerberus Business Finance, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated November 13, 2017).

10.19

Promissory Note, dated as of December 7, 2016, executed by Irene Acquisition Company B.V. in favor of Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 10‑Q for the quarterly period ended October 29, 2016).

10.20

First Amendment to Promissory Note, dated as of June 5, 2017, by and between Irene Acquisition Company B.V. and Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 10‑Q for the quarterly period ended April 29, 2017).

10.21

Second Amendment to Promissory Note, dated August 11, 2017, by and between Irene Acquisition Company B.V. and Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.3 of Cherokee’s Form 8‑K dated August 14, 2017).

10.22		Form of Common Stock Purchase Agreement between Cherokee Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated August 14, 2017).
10.23	#*	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated October 30, 2017, between Cherokee Inc. and Henry Stupp.
10.24	#*	Offer Letter Agreement, dated December 13, 2017, by and between Cherokee Inc. and Steven L. Brink.
10.25	#*	Separation and Release Letter Agreement, dated December 13, 2017, by and between Cherokee Inc. and Jason Boling.

Exhibit Number		Description of Exhibit
14.1

Code of Business Conduct and Ethics adopted by Cherokee Inc. This Code of Business Conduct and Ethics, as applied to our principal financial officers, shall be our “code of ethics” within the meaning of Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules promulgated thereunder and, as applied to our principal executive, financial and accounting officers, shall be our “code of ethics” within the meaning of Item 406 of Regulation S‑K (incorporated by reference to Exhibit 14.1 of Cherokee’s Form 10‑K for the fiscal year ended January 31, 2004).

16.1		Letter, dated August 25, 2017, from Ernst & Young LLP (incorporated by reference to Exhibit 16.1 of Cherokee’s Form 8-K dated August 25, 2017).
21.1	*	Subsidiaries of Cherokee Inc.
23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (included on the signature page hereto).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	*

The following materials from Cherokee’s Annual Report on Form 10‑K for the fiscal year ended February 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

Date: April 19, 2018	Cherokee Inc.

	By	/s/ HENRY STUPP
Henry Stupp
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry Stupp and Steven L. Brink, and each of them individually, as his true and lawful attorneys‑in‑fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to any or all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents or any of them the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents or any of them, or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY STUPP	Chief Executive Officer and Director	April 19, 2018
Henry Stupp	(Principal Executive Officer)

/s/ STEVEN L. BRINK	Chief Financial Officer	April 19, 2018
Steven L. Brink	(Principal Financial and Accounting Officer)

/s/ ROBERT GALVIN	Chairman	April 19, 2018
Robert Galvin

/s/ JESS RAVICH	Director	April 19, 2018
Jess Ravich

/s/ SUSAN E. ENGEL	Director	April 19, 2018
Susan E. Engel

/s/ CAROL BAIOCCHI	Director	April 19, 2018
Carol Baiocchi

/s/ KEITH HULL	Director	April 19, 2018
Keith Hull

/s/ JOHN MCCLAIN	Director	April 19, 2018
John McClain

/s/ FRANK TWORECKE	Director	April 19, 2018
Frank Tworecke