Form 10-Q
period 2018-05-05
CHEROKEE INC
filed 2018-06-14
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 5, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 7, 2018
Common Stock, $.02 par value per share	14,001,200

CHEROKEE INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHEROKEE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	May 5,	February 3,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$2,531	$3,174
Accounts receivable, net	5,631	9,805
Other receivables	500	472
Prepaid expenses and other current assets	1,002	1,258
Current assets of discontinued operations	—	1,868
Total current assets	9,664	16,577
Property and equipment, net	869	1,090
Intangible assets, net	69,209	69,548
Goodwill	16,352	16,352
Accrued revenue and other assets	838	30
Total assets	$96,932	$103,597
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,290	$7,205
Other current liabilities	5,288	7,370
Current portion of long term debt	45,900	46,105
Deferred revenue—current	2,188	2,229
Current liabilities of discontinued operations	275	1,103
Total current liabilities	59,941	64,012
Long term liabilities:
Deferred income taxes	10,716	10,466
Other liabilities	4,303	5,004
Total liabilities	74,960	79,482
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, shares issued 13,997,200 (May 5, 2018) and 13,997,200 (February 3, 2018)	280	280
Additional paid-in capital	74,700	74,377
Accumulated deficit	(53,008)	(50,542)
Total stockholders’ equity	21,972	24,115
Total liabilities and stockholders’ equity	$96,932	$103,597

See notes to condensed consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	May 5,	April 29,
	2018	2017
Revenues	$5,402	$6,817
Operating expenses:
Selling, general and administrative expenses	4,356	5,948
Stock-based compensation	300	536
Business acquisition and integration costs	307	2,046
Restructuring charges	—	128
Depreciation and amortization	601	445
Total operating expenses	5,564	9,103
Operating loss	(162)	(2,286)
Other income (expense):
Interest expense	(1,737)	(1,522)
Other income (expense), net	(4)	(181)
Total other expense, net	(1,741)	(1,703)
Loss from continuing operations before income taxes	(1,903)	(3,989)
Provision (benefit) for income taxes	838	(447)
Net loss from continuing operations	(2,741)	(3,542)
Income from discontinued operations, net of income taxes	—	283
Net loss	$(2,741)	$(3,259)
Net (loss) income per share:
Basic loss per share from continuing operations	$(0.20)	$(0.27)
Diluted loss per share from continuing operations	$(0.20)	$(0.27)
Basic (loss) earnings from discontinued operations per share	$—	$0.02
Diluted (loss) earnings from discontinued operations per share	$—	$0.02
Basic loss per share	$(0.20)	$(0.25)
Diluted loss per share	$(0.20)	$(0.25)
Weighted average common shares outstanding:
Basic	13,997	12,953
Diluted	13,997	12,953

See notes to condensed consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	May 5,	April 29,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(2,741)	$(3,542)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	601	445
Bad debt expense	—	186
Restructuring charges	—	128
Amortization of deferred financing costs	220	295
Deferred income taxes and noncurrent provisions	620	210
Stock-based compensation and stock warrant charges	323	549
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	4,173	1,806
Other receivables	(28)	(2,056)
Prepaid expenses and other current assets	(14)	1,208
Other assets	(188)	—
Accounts payable	(913)	(4,637)
Other current liabilities	(2,308)	(41)
Deferred revenue	(987)	(1,627)
Net cash used in operating activities	(1,242)	(7,076)
Net cash (used in) provided by operating activities from discontinued operations	(828)	2,652
Cash flows from investing activities:
Capital investments	(41)	(354)
Proceeds from business disposition	1,868	—
Net cash provided by (used in) investing activities	1,827	(354)
Cash flows from financing activities:
Proceeds from line of credit and term loan	—	5,000
Payments on term loan	(400)	(400)
Payments on related party loan	—	(2,500)
Net cash (used in) provided by financing activities	(400)	2,100
(Decrease) increase in cash and cash equivalents	(643)	(2,678)
Cash and cash equivalents, beginning of period	3,174	8,378
Cash and cash equivalents, end of period	$2,531	$5,700
Cash paid for:
Income taxes	$243	$359
Interest	$1,384	$1,128

See notes to condensed consolidated financial statements.

CHEROKEE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.  These financial statements include the accounts of Cherokee Inc. and its consolidated subsidiaries (the “Company”) and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended February 3, 2018 included in the Company’s Annual Report on Form 10-K.  Interim results are not necessarily indicative of results to be expected for the full year.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As described in Note 8, the Company has $49.1 million of outstanding indebtedness under its Cerberus Credit Facility.

As a result of forecasted noncompliance with certain covenants in the Cerberus Credit Facility, there was an explanatory paragraph included in the report of the Company’s independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018 describing the uncertainty about the Company’s ability to continue as a going concern.  This explanatory paragraph resulted in noncompliance with a covenant in the Cerberus Credit Facility, and on June 8, 2018, Cerberus issued a notice of default and reservation of rights, which identifies such default and indicates that the Company will be subject to increased borrowing rates as of the date of the default.  The notice further specifies that Cerberus continues to evaluate its response to the default.  These factors raise substantial doubt about the Company’s ability to continue as a going concern, and the compliance failure subjects the Company to significant risks, including Cerberus’s right to terminate its obligations under the Cerberus Credit Facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on the Company’s and/or its subsidiaries assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, the Company’s financial condition and ability to continue operations would be materially jeopardized.    The Company is currently facing significant liquidity challenges due to recurring operating losses and negative cash flow.  Based on forecasted cash flows, there are material uncertainties regarding the Company’s ability to meet commitments as they come due and to continue as a going concern.  If the Company is unable to meet obligations to lenders and other creditors, the Company may have to significantly curtail or even cease operations.    The Company plans to address these issues through further negotiations with their lender and with other potential sources of capital and by seeking extensions and other concessions from other creditors.  There is no assurance that the Company will be able to execute these plans or continue to operate as a going concern.

2.           New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard (“ASC 606”) that superseded previous existing revenue recognition guidance and was adopted by the Company using the modified retrospective method as of February 4, 2018, the beginning of the first quarter of its fiscal year ending February 2, 2019.  The adoption of the new guidance primarily affected the recognition of minimum guaranteed royalties under the Company’s agreements with its licensees that have historically been recognized as earned in accordance with the underlying license agreements.  Under this new standard, such royalties will generally be recognized on a straight-line basis over the term of the license agreement.  Accordingly, for license agreements with escalating minimum guaranteed royalties, revenues will generally be higher during the early years of the license agreement than they would have been under the previous guidance.  Royalties are typically earned based on the licensees’ retail or wholesale sales of licensed products, or based on the cost of producing the licensed goods.  Revenues from license fees, up-front payments and milestone payments, which are received in connection with other rights and services that represent continuing obligations of the Company, are deferred and recognized in accordance with the license agreements.  Initial franchise fees are recognized as revenue when a franchised location opens, since the services and conditions related to the franchise fee have generally been performed at that point.  Renewal franchise fees are recognized as revenue when the renewal agreements are signed and the fee is paid since there are no material services and conditions related to these franchise fees.  The cumulative effect on adoption of ASC 606 totaled $0.3 million, resulting in a charge to accrued revenue and an adjustment to deferred revenue with a corresponding credit to accumulated deficit for all contracts not completed as of the adoption date.    In the three months ended May 5, 2018 the Company recognized additional revenue in the amount of $0.2 million as a result of applying ASC 606.  The comparative information for the prior period has not been restated.

The Company recognizes contract liabilities as deferred revenue when licensees prepay royalties, or from license fees, up-front payments and milestone payments that have not yet been earned.  Deferred revenue is classified as current or noncurrent depending on when it is anticipated to be recognized.  Deferred revenue totaled $4.2 million and $5.1 million at May 5, 2018 and February 3, 2018, respectively.  Revenue recognized in the three months ended May 5, 2018 that was previously included in deferred revenue was $0.9 million.  The Company recognizes contract assets as accrued revenue when minimum guaranteed royalties are recognized that have not yet been earned under the license agreements.    The Company typically bills and receives payments from customers on a quarterly basis, for royalties earned or for minimum guaranteed royalties that have historically been recognized as earned in accordance with the underlying license agreements.  Accrued revenue is classified as current or noncurrent depending on when the asset is anticipated to amortize.    Accrued revenue totaled $0.5 million and $0.4 million at May 5, 2018 and February 4, 2018, respectively.  Revenue recognized in the three months ended May 5, 2018 for minimum guaranteed royalties that had not yet been earned was $0.2 million.

The Company’s remaining performance obligation is to maintain the licensed intellectual property. As of May 5, 2018, the Company had a contractual right to receive approximately $65.8 million of aggregate minimum licensing revenue through the balance of the current licenses, excluding any renewals, which is expected to be recognized approximately over the next 20 years.

1.

3.           Earnings (Loss) Per Share

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

4.           Discontinued Operations

The Company’s sales and distribution business for its Hi-Tec portfolio of brands, which operates in Latin America, the Middle East, Russia and Asia Pacific was sold to International Brands Group (“IBG”) during the fourth quarter of Fiscal 2018 for $3.1 million.  Cash proceeds of $1.3 million were received during the fourth quarter of Fiscal 2018, and $1.8 million of cash proceeds were received by the Company in the three months ended May 5, 2018.  The operating assets and liabilities of this business were sold to IBG in conjunction with the execution of a separate license agreement that grants IBG certain sales and distribution rights for Hi-Tec products in those territories.  The discontinued sales and distribution business was previously included in the Company’s Hi-Tec reporting segment.

The net income from discontinued operations in the condensed consolidated statement of operations for the three months ended April 29, 2017 includes the following:

(In thousands)
Product sales and royalty revenues	$4,270
Cost of goods sold	2,990
Selling, general and administrative expenses	955
Depreciation and amortization	42
Pretax income from discontinued operations	283
Income tax (benefit) provision	—
Net income from discontinued operations	$283

The carrying amounts of assets and liabilities included in discontinued operations comprise the following:

	May 5,	February 3,
(In thousands)	2018	2018
Accounts receivable and amounts due from sale of business	$—	$1,868
Current liabilities of discontinued operations	275	1,103
Net assets of discontinued operations	$(275)	$765

5.           Intangible Assets

Intangible assets consist of the following:

	May 5, 2018			February 3, 2018
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$30,899	(19,377)	$11,522	$30,861	(19,029)	$11,832
Amortizable franchise agreements	1,300	(300)	1,000	1,300	(271)	1,029
Indefinite lived trademarks	56,687	—	56,687	56,687	—	56,687
	$88,886	(19,677)	$69,209	$88,848	(19,300)	$69,548

The Hi-Tec Acquisition during Fiscal 2017 resulted in trademarks valued at $52.4 million that are classified as indefinite lived and not subjected to amortization.  Other indefinite lived trademarks include certain Cherokee brand trademarks in the school uniforms category that were acquired in historical transactions.  The Company has acquired other trademarks and franchise agreements that are being amortized over their estimated useful lives, which average 10.0 and 11.0 years, respectively, with no residual values.  Amortization of intangible assets was $0.4 million and $0.2 million for the three months ended May 5, 2018 and April 29, 2017, respectively.   Goodwill arose from historical acquisitions and the Hi-Tec Acquisition that occurred during Fiscal 2017.

6.           Other Current Liabilities

Other current liabilities consists of the following:

	May 5,	February 3,
(In thousands)	2018	2018
Accrued employee compensation and benefits	$413	$239
Amounts payable for business acquisitions	1,043	1,901
Restructuring plan liabilities	2,020	3,532
Income taxes payable	958	792
Other liabilities	854	906
	$5,288	$7,370

7.           Restructuring Plans

The Company incurred restructuring charges in Fiscal 2018 and Fiscal 2017 related to the Hi-Tec Acquisition and its integration into the Company’s ongoing operations (the “Hi-Tec Plan”), including $0.1 million of severance costs in the three months ended April 29, 2017.  In addition, restructuring charges were incurred in the fourth quarter of Fiscal 2018 as the Company’s staff was realigned to appropriately support its current business (the “Cherokee Global Brands Plan”).

Payments against the restructuring plan obligations were as follows:

	Cherokee Global
(In thousands)	Brands Plan	Hi-Tec Plan
Balance, February 3, 2018	$1,031	$2,501
Restructuring charges	—	—
Payments during the period	(662)	(850)
Balance, May 5, 2018	$369	$1,651

8.           Debt

On December 7, 2016, in connection with the closing of the Hi-Tec Acquisition, the Company entered into a senior secured credit facility with Cerberus Business Finance, LLC (“Cerberus”), which was amended in August 2017 and November 2017 (the “Cerberus Credit Facility”) and provides a $45.0 million term loan and a revolving credit facility up to $5.0 million.  Principal repayments of the term loan are required quarterly and interest is payable monthly.  The Cerberus Credit Facility is secured by substantially all the assets of the Company and is guaranteed by the Company’s subsidiaries.  The Cerberus Credit Facility expires in December 2021 and bears interest based either on LIBOR or an alternate base rate plus a margin.  The weighted-average interest rate at May 5, 2018 was 11.5%.  The Cerberus Credit Facility contains customary restrictive covenants for facilities and transactions of this type, including, among other things, the maintenance of certain financial covenants, limitations on the payment of dividends, the requirement to meet certain revenue standards after the expiration or termination of any material contracts, and the requirement to obtain Cerberus’s consent before the Company can take certain specified actions.  Events of default include, among other things, the occurrence of a change of control of the Company.

Outstanding borrowings under the Cerberus Credit Facility, including borrowings under the revolving credit facility, were $49.1 million and $49.5 million at May 5, 2018 and February 3, 2018, respectively.  The unamortized deferred financing costs associated with these borrowings are $3.2 million and $3.4 million at May 5, 2018 and February 3, 2018, respectively.

Borrowings under the Cerberus Credit Facility term loan and revolving credit facility comprise a series of recurring short-term obligations that bear interest rates based on varying LIBOR maturities which are selected at the Company’s option.    As a result of noncompliance with certain covenants required by the Cerberus Credit Facility as further described in Note 1, the outstanding borrowings under the Cerberus Credit Facility are classified as current liabilities on the accompanying balance sheet.

9.           Commitments and Contingencies

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

10.         Taxes on Income

Each reporting period, the Company evaluates the realizability of its deferred tax assets.  As of May 5, 2018, the Company continued to maintain a full valuation allowance against its deferred tax assets in the United States and the foreign subsidiaries acquired in the Hi-Tec Acquisition.  These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduced U.S. corporate income tax rates to 21.0% as of January 1, 2018.  The rate change became effective during the Company’s fiscal year ended February 3, 2018, resulting in a blended statutory tax rate of 32.8% for that year.  The income tax effects of the Tax Cuts and Jobs Act are considered provisional, and the Company is continuing to gather additional information to complete its accounting for these items.    The Company is accumulating data to finalize the underlying calculations and evaluate other aspects of this tax legislation, including its impact on the Company’s foreign subsidiaries, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the tax legislation.

As of May 5, 2018, the reserve for uncertain tax positions resulting from unrecognized tax benefits related to the Company’s Hi-Tec subsidiaries was $3.5 million.  During the three months ended May 5, 2018, the Company increased its liability for uncertain tax positions by $0.3 million.

11.          Segment Reporting and Geographic Information

The Company identifies its reportable segments based on how management internally evaluates financial information, business activities and management responsibility.  Financial information for the Company’s reportable segments is as follows:

	Cherokee
(In thousands)	Global Brands	Hi-Tec	Consolidated
For the three months ended May 5, 2018:
Revenues	$2,817	$2,585	$5,402
Selling, general and administrative expenses	2,952	1,404	4,356
Revenues less selling, general and administrative expenses	(135)	1,181	1,046
Loss (income) from continuing operations before income taxes	(2,298)	395	(1,903)
Goodwill	100	16,252	16,352
Total assets	$21,300	$75,632	$96,932

For the three months ended April 29, 2017:
Revenues	$5,174	$1,643	$6,817
Selling, general and administrative expenses	4,188	1,760	5,948
Revenues less selling, general and administrative expenses	986	(117)	869
Loss from continuing operations before income taxes	(2,295)	(1,694)	(3,989)
Goodwill	100	15,236	15,336
Total assets	$65,871	$90,356	$156,227

Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Three Months Ended
	May 5,	April 29
(In thousands)	2018	2017
U.S. and Canada	$1,823	$3,388
EMEIA(1)	1,895	1,730
Asia	665	1,104
Latin America	796	595
All Others	223	—
Total	$5,402	$6,817

(1)EMEIA represents Europe, Middle East, India and Africa

Long‑lived assets located in the United States and outside the United States amount to $0.4 million and $0.5 million, respectively, at May 5, 2018 and $0.6 million and $0.5 million, respectively, at February 3, 2018.

12.         Subsequent Events

After the three months ended May 5, 2018, the Company initiated a restructuring plan (the “2018 Restructuring Plan”) that includes headcount reductions and decreases in facilities and other operating expenses.  Certain specifics of the 2018 Restructuring Plan and the overall cost are currently being evaluated by management.  No amounts related to the 2018 Restructuring Plan have been accrued as of May 5, 2018.

On June 1, 2018, the Company completed the sale of Flip Flop Shops, its franchise retail chain, to Bearpaw Holdings, LLC. The Company intends to use the sale proceeds to reduce its long-term debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this discussion and analysis, “Cherokee”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise.  Additionally, “Fiscal 2019” refers to our fiscal year ending February 2, 2019 and “Fiscal 2018” refers to our fiscal year ended February 3, 2018.  The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report.  The information contained in this quarterly report on Form 10‑Q is not a complete description of our business or the risks associated with an investment in our securities.  For additional context with which to understand our financial condition and results of operations, refer to management’s discussion and analysis of financial condition and results of operations (“MD&A”) contained in our Annual Report on Form 10‑K, for the fiscal year ended February 3, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on April 19, 2018, as well as the consolidated financial statements and notes contained therein (collectively, our “Annual Report”).  In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S‑K.  The section entitled “risk Factors” set forth in Item 1A of our Annual Report and similar disclosures in our other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition.

In addition to historical information, this discussion and analysis contains “forward‑looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical facts that relate to future events or circumstances or our future performance.  The words “anticipates”, “believes”, “estimates”, “plans”, “expects”, “objectives”, “goals”, “aims”, “hopes”, “may”, “might”, “will”, “likely”, “should” and similar words or expressions are intended to identify forward‑looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward‑looking statements in this discussion and analysis include statements about, among other things, our future financial and operating performance, our future liquidity and capital resources, our business and growth strategies and anticipated trends in our business and our industry.  Forward-looking statements are based on our current views, expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or stock prices to be materially different from any future results, performance, achievements or stock prices expressed or implied by the forward‑looking statements.  Such risks, uncertainties and other factors include, among others, those described in Item 1A, “Risk Factors” in this report and in our Annual Report.  In addition, we operate in a competitive and rapidly evolving industry in which new risks emerge from time to time, and it is not possible for us to predict all of the risks we may face, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors could cause actual results to differ from our expectations.  As a result of these and other potential risks and uncertainties, forward-looking statements should not be relied on or viewed as predictions of future events because some or all of them may turn out to be wrong.  Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to update any of the forward‑looking statements we make in this discussion and analysis to reflect future events or developments or changes in our expectations or for any other reason.

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

For certain of our key legacy brands, including Cherokee, Hawk Signature and Tony Hawk and Liz Lange, we are shifting our strategy for U.S. sales from DTR licensing to wholesale licensing.  In addition, we are primarily pursuing a wholesale licensing strategy for global sales of our recently acquired Hi-Tec, Magnum, Interceptor and 50 Peaks brands.  We believe these arrangements signal a significant shift in our business strategy, from our historical focus on DTR licensing for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands.  Although we believe these new wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships and may provide additional avenues to obtain brand recognition and grow our Company, this shift in our strategy also exposes us to a number of risks, and it has had a negative effect on our results of operations in Fiscal 2018 and Fiscal 2019 to date as we transition to our new licensees.  This effect could continue or worsen, particularly in the near-term.

We derive revenues primarily from licensing our trademarks to retailers and wholesalers all over the world, and we are continually pursuing relationships with new retailers, wholesalers and others in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums.  As of May 5, 2018, we had 54 continuing license agreements in approximately 80 countries, 42 of which pertained to brands in our Cherokee Global Brands reportable segment and 12 of which pertained to our recently acquired Hi-Tec portfolio of brands, which are included in our Hi-Tec reportable segment.  These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya, Big 5, Academy, JD Sports, Black’s and Lidl.

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

Business Developments

After the three months ended May 5, 2018, we initiated a restructuring plan to reduce headcount and lower our operating expenses.  We are finalizing certain specifics of the plan, and we are currently evaluating the overall cost.  Accordingly, no amounts have been accrued as of May 5, 2018 related to this plan.

On June 1, 2018, we completed the sale of Flip Flop Shops, our franchise retail chain, to Bearpaw Holdings, LLC. We intend to use the sale proceeds to reduce our long-term debt.

We are currently facing significant liquidity challenges due to recurring operating losses and negative cash flow.  Based on our forecasted cash flows, there are material uncertainties regarding our ability to meet our commitments as they come due and to continue as a going concern.  If we are unable to meet our obligations to our lenders and other creditors, we may have to significantly curtail or even cease our operations.  Moreover, we are currently in default under our credit facility, and our lender has the right to foreclose on all of our assets in satisfaction of the amounts owed. We plan to address these issues through further negotiations with our lender and with other potential sources of capital and by seeking extensions and other concessions from other creditors.  There is no assurance that we will be able to execute these plans or continue to operate as a going concern.

Revenue Overview

We typically enter into license agreements with retailers, manufacturers and distributors for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Our revenues by geographic territory are as follows:

	Three Months Ended
	May 5, 2018		April 29, 2017
	Royalty	% of Total	Royalty	% of Total
(In thousands, except percentages)	Revenue	Revenue	Revenue	Revenue
United States and Canada	$1,823	34%	$3,388	50%
EMEIA	1,895	35%	1,730	25%
Asia	665	12%	1,104	16%
Latin America	796	15%	595	9%
All others	223	4%	—	—%
Total Revenues	$5,402	100%	$6,817	100%

United States.  Our largest licensees in the United States have historically been Target and Kohl’s, which together contributed 27% of our revenues for the three months ended April 29, 2017.  Our remaining license agreements with Target, which covered Liz Lange branded products and the school uniforms category for our Cherokee brand, expired at the end of Fiscal 2018, as did our license agreement with Kohl’s, which covered Hawk Signature and Tony Hawk branded products.  Accordingly, we earned no revenues from Target and Kohl’s for the three months ended May 5, 2018, and we anticipate no revenues from Target and Kohl’s in future quarters.

We are replacing our Target license with various other licensees for the sale of Cherokee branded products in the United States, and we have entered into a master license agreement with a third party for Liz Lange branded maternity products that began in Fiscal 2019.  Our ability to generate royalty revenues from other licensees sufficient to replace our historical royalty revenues from Target is yet to be determined, particularly in the near term as our wholesale arrangements intended to replace our license agreement with Target for the Cherokee and Liz Lange brands begin to gain traction with new retailers and their customers.

We have also entered into wholesale agreements with new licensees for the sale of Hawk Signature and Tony Hawk branded products in the United States intended to replace our license agreement with Kohl’s.  However, our ability to generate royalty revenues from other licensees sufficient to replace Kohl’s historical royalty payments to us is yet to be determined, particularly in the near term as these new wholesale arrangements begin to gain traction with new retailers and their customers.

EMEIA.  Our royalty revenues from our licensees in Europe, Middle East, India and Africa were $1.9 million in the three months ended May 5, 2018 compared to $1.7 million in the three months ended April 29, 2017.  This increase is primarily due to an increase in revenues from our licensees in South Africa and Spain.

Asia, Latin America and others.  Our royalty revenues from Asia and Latin America primarily resulted from licensees in Japan, China, Mexico, Peru and Chile.  Royalty revenues in Asia declined but were offset by increases in Latin America and other territories.

Results of Operations

The table below contains certain information about our continuing operations from our condensed consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended
(In thousands, except percentages)	May 5, 2018		April 29, 2017
Revenues:
Cherokee	$2,122	39.2%	$2,819	41.3%
Hi-Tec, Magnum, Interceptor and 50 Peaks	2,585	47.8%	1,640	24.1%
Hawk	181	3.4%	1,287	18.9%
Liz Lange	14	0.3%	506	7.4%
Flip Flop Shops and others	500	9.3%	565	8.3%
Total revenues	5,402	100.0%	6,817	100.0%
Operating expenses:
Selling, general and, administrative expenses	4,356	80.6%	5,948	87.3%
Stock-based compensation	300	5.6%	536	7.9%
Business acquisition and integration costs	307	5.7%	2,046	30.0%
Restructuring charges	—	—%	128	1.8%
Depreciation and amortization	601	11.1%	445	6.5%
Total operating expenses	5,564	103.0%	9,103	133.5%
Operating loss from continuing operations	(162)	(3.0)%	(2,286)	(33.5)%
Interest expense and other income, net	(1,741)	(32.2)%	(1,703)	(25.0)%
Loss from continuing operations before income taxes	(1,903)	(35.2)%	(3,989)	(58.5)%
Provision for income taxes	838	15.5%	(447)	(6.5)%
Net loss from continuing operations	$(2,741)	(50.7)%	$(3,542)	(52.0)%
Non-GAAP data:
Adjusted EBITDA(1)	$1,046		$869

(1)

We define Adjusted EBITDA as net income before (i) interest expense, (ii) interest income and other income, (iii) provision for income taxes, (iv) depreciation and amortization, (v) intangible asset impairment loss, (vi) restructuring charges, (vii) business acquisition and integration costs and (viii) stock-based compensation and stock warrant charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the cost of acquiring businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  A reconciliation from net loss from continuing operations as reported in our condensed consolidated statement of operations to Adjusted EBITDA is as follows:

	Three Months Ended
(In thousands)	May 5, 2018	April 29, 2017
Net loss from continuing operations	$(2,741)	$(3,542)
Provision (benefit) for income taxes	838	(447)
Interest expense	1,737	1,522
Interest income and other income	4	181
Depreciation and amortization	601	445
Restructuring charges	—	128
Business acquisition and integration costs	307	2,046
Stock-based compensation and stock warrant charges	300	536
Adjusted EBITDA	1,046	869

Three Months Ended May 5, 2018 Compared to Three Months Ended April 29, 2017

The decrease in royalty revenues in the three months ended May 5, 2018 compared to the three months ended April 29, 2017 was primarily due to the decreases in Tony Hawk, Cherokee and Liz Lange royalties as we transition from our DTR licenses with Kohl’s and Target to our new wholesale licensing partners for these brands in the United States.  These decreases were partially offset by increases in Hi-Tec, Magnum, Interceptor and 50 Peaks royalty revenues from all of our major licensees for these brands.

Selling, general and administrative expenses, decreased 27% to $4.4 million in the three months ended May 5, 2018 from $5.9 million in the three months ended April 29, 2017.  These ongoing expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our ongoing operations.  The decrease in SG&A for the quarter was primarily due to reduced spending for sales and marketing, lower professional fees, and the elimination of temporary employees used in the prior period after we completed the Hi-Tec Acquisition.

Stock-based compensation in the three months ended May 5, 2018 was  $0.3 million compared to $0.5 million in the three months ended April 29, 2017, and comprises charges related to stock option and restricted stock grants.  The legal, due diligence and other costs related to business acquisition and integration were $0.3 million in the three months ended May 5, 2018 compared to $2.0 million in the three months ended April 29, 2017.  We incurred significant costs in Fiscal 2018 related to the Hi-Tec Acquisition as we converted its operations from a sales and distribution model to our brand licensing model.

We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that is being amortized over their useful lives.  Depreciation and amortization increased in the three months ended May 5, 2018 compared to the three months ended April 29, 2017 primarily because at the end of Fiscal 2018 we began amortizing certain trademarks that had been previously classified as indefinite lived.

Interest expense relates primarily to borrowings under our Cerberus credit facility. Interest expense was $1.7 million in the three months ended May 5, 2018 compared to $1.5 million the three months ended April 29, 2017. This increase was due to higher interest rates which are based on LIBOR.

The provision for income taxes was $0.8 million in the three months ended May 5, 2018 compared to a tax benefit of $0.4 million in the three months ended April 29, 2017.  Even though we generated an operating loss in the three months ended May 5, 2018, we recognized a tax expense because no tax benefits were recognized for tax losses in the United States and certain foreign jurisdictions due to previously established valuation allowances, and we recorded a $0.3 million noncash provision for uncertain tax positions.    The Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduced U.S. corporate income tax rates to 21.0% as of January 1, 2018.  The rate change became effective during our fiscal year ended February 3, 2018, resulting in a blended statutory tax rate of 32.8% for that year.  The income tax effects of the Tax Cuts and Jobs Act are considered provisional, and we are continuing to gather additional information to complete our accounting for these items.    We are accumulating data to finalize the underlying calculations and evaluate other aspects of this tax legislation, including its impact on our foreign subsidiaries, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the tax legislation.

Our net loss from continuing operations decreased to a loss of $2.7 million in the three months ended May 5, 2018 compared to a loss of $3.5 million in the three months ended April 29, 2017, which equated to a loss of $0.20 per share on a diluted basis in the three months ended May 5, 2018 and a loss of $0.27 per share on a diluted basis in the three months ended April 29, 2017.   Our Adjusted EBITDA increased 20% to $1.0 million in the three months ended May 5, 2018 from $0.9 million in the three months ended April 29, 2017.

Liquidity and Capital Resources

We generally finance our working capital needs and capital investments with operating cash flows and lines of credit.  Terms loans are used to supplement these lines of credit and finance the acquisition of businesses and trademarks.  In December 2016, we entered into a $50.0 million credit facility with Cerberus that replaced our previous credit facility with JPMorgan and was used to partially fund the Hi-Tec Acquisition.  As of May 5, 2018, we had $49.1 million in outstanding indebtedness under this credit facility with Cerberus, all of which is due no later than December 2021.  We may seek to refinance all or a portion of this indebtedness before its due date.  Any such refinancing would depend on the capital markets and our financial condition at the time, which could affect our ability to obtain attractive refinance terms when desired, or at all.

Cash Flows

We used $1.2 million of cash in our operating activities in the three months ended May 5, 2018, compared to $7.1 million used in the three months ended April 29, 2017.  This $5.9 million decrease in cash used in operations resulted primarily from a higher level of cash provided by the decrease in accounts receivable and other receivables in the three months ended May 5, 2018 in comparison to the three months ended April 29, 2017, and from less cash used to reduce accounts payable and other current liabilities.  Our loss from continuing operations after adding noncash expenses improved cash flow by $0.7 million, but this was offset by changes in other working capital items.

We generated $1.8 million of cash from our investing activities in the three months ended May 5, 2018 compared to $0.4 million used in the three months ended April 29, 2017.  We sold the remaining sales and distribution operations of Hi-Tec to International Brands Group in the fourth quarter of Fiscal 2018, which generated $1.8 million of cash in the three months ended May 5, 2018.  We also use cash to continually invest in the maintenance of our trademarks around the world, and we make recurring capital investments in property and equipment.

We used $0.4 million of cash in our financing activities in the three months ended May 5, 2018 as we made the principal payments required under our Cerberus credit facility.  We borrowed $5.0 million under the Cerberus credit facility in the three months ended April 29, 2017 for working capital purposes.

Credit Facilities

In December 2016, we entered into a senior secured credit facility with Cerberus, which was amended in August 2017 and November 2017 and provided a $45.0 million term loan and a revolving credit facility up to $5.0 million.  The Cerberus credit facility expires in December 2021 and bears interest based either on LIBOR or an alternate base rate plus a margin.  The weighted-average interest rate at May 5, 2018 was 11.5%.  The Cerberus credit facility contains customary restrictive covenants for facilities and transactions of this type, including, among other things, the maintenance of certain financial covenants, limitations on the payment of dividends, the requirement to meet certain revenue standards after the expiration or termination of any material contracts, and the requirement to obtain Cerberus’s consent before the Company can take certain specified actions.  The Cerberus credit facility also imposes various restrictions and obligations on us regarding the operation of our business.  Events of default include, among other things, the occurrence of a change of control of the Company.    As collateral for the Cerberus credit facility, we granted a first priority security interest in favor of Cerberus in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries.  At May 5, 2018 we had $49.1 million of outstanding indebtedness under our Cerberus credit facility.

The primary financial covenants in our Cerberus credit facility are (i) quarterly cumulative minimum levels of EBITDA (as defined in the agreement), (ii) a quarterly leverage ratio that begins at the end of Fiscal 2019, (iii) a quarterly fixed charge coverage ratio that also begins at the end of Fiscal 2019 and (iv) a continual $2 million liquidity covenant based on our cash balances and availability under the revolving credit facility.  As a result of forecasted noncompliance with certain covenants in the Cerberus credit facility, there was an explanatory paragraph included in the report of our independent registered public accounting firm included in our Annual report on Form 10-K for the year ended February 3, 2018 describing the uncertainty about our ability to continue as a going concern, which itself resulted in noncompliance with covenants in the Cerberus credit facility.  This explanatory paragraph resulted in noncompliance a covenant in the Cerberus Credit Facility, and on June 8, 2018, Cerberus issued a notice of default and reservation of rights, which identifies such default and indicates that the Company will be subject to increased borrowing rates as of the date of the default.  The notice further specifies that Cerberus continues to evaluate its response to the default.  These factors raise substantial doubt about our ability to continue as a going concern, and the compliance failure, and potential failure, subject us to significant risks, including Cerberus’s right to terminate its obligations under the Cerberus credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other rights or remedies it may have under applicable law, including foreclosing on our assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, our financial condition and ability to continue operations would be materially jeopardized.

We plan to address these issues by seeking an increase in our borrowing capacity under the Cerberus credit facility and amending existing covenants, or by seeking additional liquidity from other capital sources with Cerberus’ consent.  We will further evaluate our ability to meet our obligations as they come due over the next twelve months, and the resolution of the noncompliance with the Cerberus credit facility is a critical part of our plans to meet our obligations as they come due.  There can be no assurance that we will be able to execute these plans.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which are included in this report.  The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Refer to our Annual Report on Form 10-K for a discussion of our critical accounting policies and recent accounting pronouncements.

Revenue Recognition

We adopted ASC 606 using the modified retrospective method as of February 4, 2018, the beginning of the first quarter of our fiscal year ending February 2, 2019.  The adoption of the new guidance primarily affected the recognition of minimum guaranteed royalties in our license agreements that have historically been recognized as earned in accordance with the those agreements, while under this new standard, such royalties will generally be recognized on a straight-line basis over the term of the license agreements.  Accordingly, for license agreements with escalating minimum guaranteed royalties, revenues will generally be higher during the early years of the license agreement than they would have been under the previous guidance.    The cumulative effect on adoption of ASC 606 totaled $0.3 million, which was charged to accrued revenue or deferred revenue with a corresponding credit to accumulated deficit, for all contracts not completed as of adoption date. The comparative information has not been restated.  As a result of adoption ASC 606, we recognized $0.2 million of additional revenue in the three months ended May 5, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our credit facility with Cerberus, a 100 basis point increase in the interest rate would have increased our interest expense in the three months ended May 5, 2018 by approximately $0.1 million.

Foreign Currency

Although we conduct business in various parts of the world, our international royalty revenue is typically denominated in U.S. dollars.  However, because our international licensees operate in other currencies, fluctuations in the value of the U.S. dollar relative to these foreign currencies have an impact on our royalty revenues, which could materially affect our results of operations and cash flows.  The primary foreign currencies that our licensees operate in are the Euro, the Great British Pound, the Mexican Peso, the South African Rand, the Japanese Yen, the Chinese Yuan, the Indian Rupee and the Canadian Dollar.  Our revenues from international licensing activities comprised 68% of total revenues during the three months ended May 5, 2018.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have theoretically reduced our revenues by approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined under Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 5, 2018.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, no changes in our internal control over financial reporting materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The occurrence of any of the risks, uncertainties and other factors described in this report, our Annual Report and the other documents we file with the SEC could have a material adverse effect on our business, financial condition, results of operations and stock price, and could cause our future business, financial condition, results of operations and stock price to differ materially from our historical results and the results contemplated by any forward-looking statements we may make herein, in any other document we file with the SEC or in any press release or other written or oral statement we may make.  You should carefully consider all of these risks and the other information in this report and the other documents we file with the SEC before making any investment decision with respect to our securities.    The risks described are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business, financial condition and results of operations or cause our stock price to decline.    The following disclosure only describes our material risks that have undergone material changes since the date on which our Annual Report was filed with the SEC. As a result, you should carefully review Item 1A. “Risk Factors” in our Annual Report for descriptions of additional material risks and uncertainties to which our business and our common stock are subject.

We are not currently in compliance with certain Nasdaq listing requirements. If we are not able to regain compliance with these requirements, our common stock may be delisted from trading on the Nasdaq Global Market, which could have a material adverse effect on us and our stockholders.

On June 5, 2018, we received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we are no longer in compliance with Nasdaq’s minimum bid price rule, which is a requirement for continued listing on the Nasdaq Global Market. Nasdaq’s rules require that we regain compliance with this rule by December 3, 2018, subject to our potential eligibility for a 180-day extension of this deadline if we apply to transfer our Nasdaq listing to the Nasdaq Capital Market and meet certain other Nasdaq listing standards at that time. We have also experienced periods of noncompliance with other Nasdaq rules during our last completed fiscal year, in connection with our failure to file certain of our periodic reports with the SEC in a timely manner. If we do not regain compliance with Nasdaq’s minimum bid price rule by the deadline, or if we regain compliance but we again fail to comply with this rule or with any other Nasdaq requirement in the future, then we would receive additional deficiency letters from Nasdaq and our common stock could be delisted from trading on Nasdaq. Such an event could cause our common stock to be classified as a “penny stock,” among other potentially detrimental consequences, and could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock, any of which could significantly impact our stockholders’ ability to sell their shares of our common stock or to sell these shares at a price that a stockholder may deem acceptable.

We have incurred a significant amount of indebtedness, and our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity.

We entered into a credit facility with Cerberus Business Finance, LLC (“Cerberus”) in December 2016.  As of May 5, 2018, $49.1 million in principal amount was outstanding under our term loan and revolving credit facility with Cerberus.  Principal repayments are required quarterly under the Cerberus credit facility, and any remaining outstanding indebtedness is due in December 2021.

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

As of the end of the first and second quarters of Fiscal 2018, we had failed to comply with certain of the financial and other covenants in the Cerberus credit facility.  Although Cerberus agreed to forbear from exercising its rights or remedies under the Cerberus credit facility with respect to these events of default for specified periods and ultimately agreed to waive these events of default, Cerberus may not agree to forbear or waive any future failure by us to fully comply with the terms of the credit facility.  For instance, based on our forecasts at the end of Fiscal 2018, we anticipated that we would violate certain of our financial covenants in the Cerberus credit facility (specifically, our covenant to maintain certain liquidity levels) within the next twelve months without an infusion of cash or an increase in borrowing capacity under our revolving credit facility, which caused an explanatory paragraph to be included in the report of our independent registered public accounting firm contained in our Annual Report describing an uncertainty about our ability to continue as a going concern.  The inclusion of this explanatory paragraph itself resulted in noncompliance with covenants in the Cerberus credit facility, and as a result, we were not in compliance with this credit facility as of the date of our Annual Report.  Additionally, in connection with Cerberus’ agreement to waive our prior events of default, Cerberus required that the credit facility be amended to, among other things, add new financial and other covenants with which we must comply, including maintaining certain liquidity levels, obtaining specified amounts of proceeds from equity financings and arranging for and effecting purchases by one or more third parties of participation interests in the credit facility, and Cerberus could again impose additional or more burdensome covenants or requirements in connection with any amendment or waiver we may be able to obtain related to our current and potential future compliance failures.  These failures to comply with the Cerberus credit facility subject us to significant risks, including Cerberus’s ability to exercise any of its rights upon the occurrence of an event of default.  If any of these rights were to be exercised, our financial condition and liquidity would be materially adversely affected and our ability to continue operations could be materially jeopardized.  Further, even if a waiver or amendment with respect to any future event of default could be obtained, we may be required to comply with more new covenants or other requirements as a condition to the waiver or amendment, which could impose burdensome obligations on our operations and financial condition that we may not be able to satisfy.

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

ITEM 5.  OTHER INFORMATION

On June 13, 2018, we held our 2018 annual meeting of stockholders (the “Annual Meeting”). As of April 16, 2018, the record date for the Annual Meeting, there were 13,997,200 shares of our common stock issued and outstanding and entitled to vote on the proposals presented at the Annual Meeting. A total of 12,042,870 shares of our common stock, which constituted a quorum, were present in person or represented by proxy at the Annual Meeting. Set forth below are the final voting results for each of the proposals submitted to our stockholders for approval at the Annual Meeting.

Proposal 1.  Our stockholders elected the following seven directors to our Board of Directors, each to serve as such until our annual meeting of stockholders to be held in 2019 and until his or her successor has been duly elected and qualified, or until an earlier resignation or removal. The results of the voting on Proposal 1 were as follows:

Name	Votes For	Votes Withheld	Broker Non-Votes
Robert Galvin	5,312,610	3,315,818	3,414,442
Keith Hull	3,459,788	5,168,640	3,414,442
Jess Ravich	4,934,621	3,693,807	3,414,442
John McClain	8,220,297	408,131	3,414,442
Henry Stupp	3,867,324	4,761,104	3,414,442
Carol Baiocchi	8,125,823	502,605	3,414,442
Robert Longnecker	8,389,005	239,423	3,414,442

Proposal 2.  Our stockholders approved the ratification of the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for our fiscal year ending February 2, 2019. The results of the voting on Proposal 2 were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
11,682,227	355,765	4,878	—

Proposal 3.  Our stockholders approved, on a non-binding, advisory basis, our executive compensation, as disclosed in our definitive proxy statement for the Annual Meeting in accordance with the compensation disclosure rules of the SEC. The results of the voting on Proposal 3 were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
4,717,792	3,903,050	7,586	3,414,442

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 5, 2018 and February 3, 2018; (ii) Condensed Consolidated Statements of Operations for the three months ended May 5, 2018 and April 29, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended May 5, 2018 and April 29, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2018

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven L. Brink

Steven L. Brink
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)