Form 10-Q
period 2018-08-04
CHEROKEE INC
filed 2018-09-13
CIK 844161

Table of Content

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 4, 2018.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 7, 2018
Common Stock, $.02 par value per share	14,045,368

Table of Content

CHEROKEE INC.

TABLE OF CONTENTS

Table of Content

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHEROKEE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	August 4,	February 3,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$6,748	$3,174
Accounts receivable, net	5,419	9,805
Other receivables	559	472
Prepaid expenses and other current assets	792	1,258
Current assets of discontinued operations	—	1,868
Total current assets	13,518	16,577
Property and equipment, net	717	1,090
Intangible assets, net	65,014	69,548
Goodwill	16,252	16,352
Accrued revenue and other assets	1,158	30
Total assets	$96,659	$103,597
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,701	$7,205
Other current liabilities	8,668	7,370
Current portion of long term debt	800	46,105
Deferred revenue—current	1,876	2,229
Current liabilities of discontinued operations	155	1,103
Total current liabilities	19,200	64,012
Long term liabilities:
Long term debt	49,145	—
Deferred income taxes	11,242	10,466
Other liabilities	3,230	5,004
Total liabilities	82,817	79,482
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, shares issued 14,045,368 (August 4, 2018) and 13,997,200 (February 3, 2018)	281	280
Additional paid-in capital	75,622	74,377
Accumulated deficit	(62,061)	(50,542)
Total stockholders’ equity	13,842	24,115
Total liabilities and stockholders’ equity	$96,659	$103,597

See notes to condensed consolidated financial statements.

Table of Content

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Revenues	$7,073	$7,868	$12,475	$14,685
Operating expenses:
Selling, general and administrative expenses	3,987	6,300	8,343	12,248
Stock-based compensation	125	558	425	1,094
Business acquisition and integration costs	—	1,776	307	3,822
Restructuring charges	5,615	—	5,615	128
Gain on sale of asset	(571)	—	(571)	—
Depreciation and amortization	330	346	931	791
Total operating expenses	9,486	8,980	15,050	18,083
Operating loss	(2,413)	(1,112)	(2,575)	(3,398)
Other income (expense):
Interest expense	(2,360)	(1,601)	(4,097)	(3,123)
Other income (expense), net	(3,229)	(51)	(3,233)	(232)
Total other expense, net	(5,589)	(1,652)	(7,330)	(3,355)
Loss from continuing operations before income taxes	(8,002)	(2,764)	(9,905)	(6,753)
Provision for income taxes	1,051	2,002	1,889	1,555
Net loss from continuing operations	(9,053)	(4,766)	(11,794)	(8,308)
Income from discontinued operations, net of income taxes	—	143	—	426
Net loss	$(9,053)	$(4,623)	$(11,794)	$(7,882)
Net loss per share:
Basic loss per share from continuing operations	$(0.65)	$(0.37)	$(0.84)	$(0.64)
Diluted loss per share from continuing operations	$(0.65)	$(0.37)	$(0.84)	$(0.64)
Basic (loss) earnings from discontinued operations per share	$—	$0.01	$—	$0.03
Diluted (loss) earnings from discontinued operations per share	$—	$0.01	$—	$0.03
Basic loss per share	$(0.65)	$(0.36)	$(0.84)	$(0.61)
Diluted loss per share	$(0.65)	$(0.36)	$(0.84)	$(0.61)
Weighted average common shares outstanding:
Basic	14,030	12,986	14,014	12,970
Diluted	14,030	12,986	14,014	12,970

See notes to condensed consolidated financial statements.

Table of Content

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	August 4,	July 29,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(11,794)	$(8,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	931	791
Bad debt expense	—	193
Restructuring charges	5,615	128
Amortization of deferred financing costs	3,396	527
Deferred income taxes and noncurrent provisions	1,442	1,332
Stock-based compensation and stock warrant charges	469	1,120
Gain on sale of assets	(571)	—
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	4,577	809
Other receivables	(87)	(2,510)
Prepaid expenses and other current assets	462	1,991
Other assets	(778)	—
Accounts payable	775	(5,509)
Other current liabilities	(4,637)	619
Deferred revenue	(1,823)	(2,335)
Net cash used in operating activities	(2,023)	(11,152)
Net cash (used in) provided by operating activities from discontinued operations	(1,225)	5,115
Cash flows from investing activities:
Capital investments	(67)	(420)
Proceeds from business disposition and sale of assets	5,668	—
Net cash provided by (used in) investing activities	5,601	(420)
Cash flows from financing activities:
Proceeds from term loan, subordinated promissory notes and line of credit	42,000	5,000
Payments on term loan and line of credit	(38,000)	(800)
Debt issuance costs	(2,780)
Payments on related party loan	—	(2,500)
Issuance of common stock	1	47
Net cash provided by financing activities	1,221	1,747
Increase (decrease) in cash and cash equivalents	3,574	(4,710)
Cash and cash equivalents, beginning of period	3,174	8,378
Cash and cash equivalents, end of period	$6,748	$3,668
Cash paid for:
Income taxes	$536	$817
Interest	$3,753	$2,271
Noncash investing and financing activities:
Conversion of junior participation interests to subordinated promissory notes	$11,500	$—

See notes to condensed consolidated financial statements.

Table of Content

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The report of the Company’s independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 included an explanatory paragraph describing the uncertainty about the Company’s ability to continue as a going concern at that time.  The uncertainty about the Company’s ability to continue as a going concern previously arose due to forecasted noncompliance with the Company’s previous credit facility that was repaid on August 3, 2018 and replaced with a new term loan and subordinated promissory notes. (See Note 8.)  Under the new term loan agreement, the Company is required to raise $2.0 million of additional liquidity before May 4, 2019; however, this will not be required if the Company’s average working capital exceeds an agreed upon level at the close of the Company’s fiscal year ending February 2, 2019.

The Company’s current forecast indicates that it will need to raise this additional $2.0 million of capital, and because raising additional capital is not certain, there is substantial doubt about the Company’s ability to continue as a going concern.  The new term loan agreement provides various ways in which the Company can raise additional capital, including the issuance of additional subordinated debt, the issuance of convertible subordinated debt instruments or the issuance of additional equity, from which 100% of the net proceeds would be retained by the Company.  The new term loan agreement also provides that the Company can increase its working capital by the disposition of non-core intangible assets, from which 50% of the net proceeds would be retained by the Company and 50% would be used to repay a portion of the term loan.  The Company’s management is planning to increase its working capital through the disposition of non-core assets, or through improved operations to achieve the required working capital threshold at the close of the Company’s fiscal year ending February 2, 2019, which would eliminate the requirement to raise the additional $2.0 million of capital.

2.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard (“ASC 606”) that superseded previous existing revenue recognition guidance and was adopted by the Company using the modified retrospective method as of February 4, 2018, the beginning of the first quarter of its fiscal year ending February 2, 2019.  The adoption of the new guidance primarily affected the recognition of minimum guaranteed royalties under the Company’s agreements with its licensees that have historically been recognized as earned in accordance with the underlying license agreements.  Under this new standard, such royalties will generally be recognized on a straight-line basis over the term of the license agreement.  Accordingly, for license agreements with escalating minimum guaranteed royalties, revenues will generally be higher during the early years of the license

Table of Content

agreement than they would have been under the previous guidance.  Royalties are typically earned based on the licensees’ retail or wholesale sales of licensed products, or based on the cost of producing the licensed goods.  Revenues from license fees, up-front payments and milestone payments, which are received in connection with other rights and services that represent continuing obligations of the Company, are deferred and recognized in accordance with the license agreements.  The cumulative effect on adoption of ASC 606 totaled $0.3 million, resulting in a charge to accrued revenue and an adjustment to deferred revenue with a corresponding credit to accumulated deficit for all contracts not completed as of the adoption date.  In the three and six months ended August 4, 2018 the Company recognized additional revenue of $0.3 million and $0.6 million, respectively, as a result of applying ASC 606.  The comparative information for the prior period has not been restated.

The Company recognizes contract liabilities as deferred revenue when licensees prepay royalties, or from license fees, up-front payments and milestone payments that have not yet been earned.  Deferred revenue is classified as current or noncurrent depending on when it is anticipated to be recognized.  Deferred revenue totaled $2.6 million and $5.1 million at August 4, 2018 and February 3, 2018, respectively.  Revenue recognized in the three and six months ended August 4, 2018 that was previously included in deferred revenue was $0.9 million and $1.8 million, respectively.  The Company recognizes contract assets as accrued revenue when minimum guaranteed royalties are recognized that have not yet been earned under the license agreements.  The Company typically bills and receives payments from customers on a quarterly basis for royalties earned or for minimum guaranteed royalties that have historically been recognized as earned in accordance with the underlying license agreements.  Accrued revenue is classified as current or noncurrent depending on when the asset is anticipated to be charged to revenue.  Accrued revenue totaled $0.9 million and $0.4 million at August 4, 2018 and February 4, 2018, respectively.  Revenue recognized in the three and six months ended August 4, 2018 for minimum guaranteed royalties that had not yet been earned was $0.3 million and $0.6 million, respectively.

The Company’s remaining performance obligation is to maintain the licensed intellectual property. As of August 4, 2018, the Company had a contractual right to receive approximately $64.1 million of aggregate minimum licensing revenue through the remaining terms of the current licenses, excluding any renewals, which is primarily expected to be recognized approximately over the next 10 years.

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

Table of Content

The net income from discontinued operations in the condensed consolidated statement of operations includes the following:

(In thousands)	Three Months Ended July 29, 2017	Six Months Ended July 29, 2017
Product sales and royalty revenues	$6,096	$10,366
Cost of goods sold	4,830	7,820
Selling, general and administrative expenses	1,081	2,036
Depreciation and amortization	42	84
Pretax income from discontinued operations	143	426
Income tax (benefit) provision	—	—
Net income from discontinued operations	$143	$426

The carrying amounts of assets and liabilities included in discontinued operations comprise the following:

	August 4,	February 3,
(In thousands)	2018	2018
Accounts receivable and amounts due from sale of business	$—	$1,868
Current liabilities of discontinued operations	155	1,103
Net assets of discontinued operations	$(155)	$765

5.	Intangible Assets

Intangible assets consist of the following:

	August 4, 2018			February 3, 2018
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$27,823	(19,496)	$8,327	$30,861	(19,029)	$11,832
Amortizable franchise agreements	—	—	—	1,300	(271)	1,029
Indefinite lived trademarks	56,687	—	56,687	56,687	—	56,687
	$84,510	$(19,496)	$65,014	$88,848	$(19,300)	$69,548

During the three months ended August 4, 2018, the Company sold its amortizable trademarks, amortizable franchise agreements and other assets related to its Flip Flop Shops franchise business to a third party.  A gain of $0.6 million was recognized on the sale.  The Hi-Tec Acquisition during Fiscal 2017 resulted in trademarks valued at $52.4 million that are classified as indefinite lived and not subjected to amortization.  Other indefinite lived trademarks include certain Cherokee brand trademarks in the school uniforms category that were acquired in historical transactions.  The Company has acquired other trademarks that are being amortized over their estimated useful lives, which average 10.0 years with no residual values.  Amortization of intangible assets was $0.2 million and $0.2 million for the three months ended August 4, 2018 and July 29, 2017, respectively, and $0.6 million and $0.4 million for the six months ended August 4, 2018 and July 29, 2017, respectively.   Goodwill arose from the Hi-Tec Acquisition that occurred during Fiscal 2017.

Table of Content

6.	Other Current Liabilities

Other current liabilities consists of the following:

	August 4,	February 3,
(In thousands)	2018	2018
Accrued employee compensation and benefits	$307	$239
Amounts payable for business acquisitions	993	1,901
Restructuring plan liabilities	6,227	3,532
Income taxes payable	1,060	792
Other liabilities	81	906
	$8,668	$7,370

7.	Restructuring Plans

The Company incurred restructuring charges in Fiscal 2018 and Fiscal 2017 related to the Hi-Tec Acquisition and its integration into the Company’s ongoing operations (the “Hi-Tec Plan”), including $0.1 million of severance costs in the three months ended April 29, 2017.  Restructuring charges were also incurred in the fourth quarter of Fiscal 2018 as the Company’s staff was realigned to appropriately support its then current business (the “Cherokee Plan”).  Furthermore, during the three months ended August 4, 2018, the Company took additional steps designed to improve its organizational efficiencies by eliminating redundant positions and unneeded facilities, and by terminating various consulting and marketing contracts (the “FY 2019 Plan”).  The FY 2019 Plan resulted in a $5.6 million charge to earnings in the three months ended August 4, 2018, comprising $3.8 million for terminated contracts and leases, $1.2 million for severance and $0.6 million of professional fees.

Charges and payments against the restructuring plan obligations were as follows:

(In thousands)	Cherokee Plan	Hi-Tec Plan	FY 2019 Plan
Balance, February 3, 2018	$1,031	$2,501	$—
Restructuring charges	—	—	5,615
Payments during the period	(834)	(1,400)	(686)
Balance, August 4, 2018	$197	$1,101	$4,929

8.	Debt

On August 3, 2018, the Company replaced its Cerberus Credit Facility with a combination of a new senior secured credit facility, which provided a $40.0 term loan (the “Term Loan”), and $13.5 million of subordinated promissory notes (the “Junior Notes”).  The Term Loan matures in August 2021 and requires quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The Term Loan is secured by substantially all the assets of the Company and is guaranteed by the Company’s subsidiaries.  The Junior Notes mature in November 2021, and they are secured by a second priority lien on substantially all of the assets of Company and guaranteed by the Company’s subsidiaries.  Interest is payable monthly on the Junior Notes, but no periodic amortization payments are required.  The Junior Notes are subordinated in rights of payment and priority to the Term Loan but otherwise have economic terms substantially similar to the Term Loan.  The weighted-average interest rate on both the Term Loan and Junior Notes at August 4, 2018 was 11.1%.

The Term Loan is subject to a borrowing base and includes financial covenants and obligations regarding the operation of the Company’s business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of EBITDA, as defined in the agreement, and maintain a specified level of cash on hand.  The Company is required to maintain a borrowing base comprising the value of the Company’s trademarks that exceeds the outstanding balance of the Term Loan.  If the borrowing base is less than the outstanding Term Loan at any measurement period, then the Company would be required to repay a portion of the Term Loan to eliminate such shortfall.  The Company is also required to raise $2.0 million of

Table of Content

additional subordinated debt or equity before May 4, 2019; however, this will not be required if the Company’s average working capital exceeds an agreed upon level at the close of the Company’s fiscal year ending February 2, 2019.  Events of default include, among other things, the occurrence of a change of control of the Company, and a default under the Term Loan agreement would also trigger a default under the Junior Notes agreements.

The former credit facility included $11.5 million of junior participation interests that were held by a large stockholder, one of the board members and major stockholder, and the chief executive officer who is also one of the board members.  These junior participation interests, along with $2.0 million of cash from a major stockholder, were exchanged into $13.5 million of the new Junior Notes referred to above.

In connection with the refinancing on August 3, 2018, the Company issued warrants to purchase 1,192,997 shares of the Company’s common stock to its Term Loan lenders at an exercise price of $0.45 per share and issued warrants to purchase 1,600,000 shares of the Company’s common stock to certain of its Junior Notes lenders at an exercise price of $0.50 per share.  Each warrant is exercisable on issuance and has a seven-year life.  The fair value of the warrants was $0.8 million on their grant date as determined using a Black Scholes option pricing model and was included as a component of debt issuance costs with an offset to equity.  The following table shows the lenders, their relationship to the Company, the loan amounts provided, and the stock warrants issued to such investors, if any:

	Term Loan and
	Junior Note	Stock Warrant
(Dollars in thousands)	Amounts	Shares
Term Loan lenders, unrelated parties	$40,000	$1,192,997
Cove Street Capital, LLC, large stockholder	9,000	1,245,000
Jess Ravich, board member and large stockholder	4,400	355,000
Henry Stupp, Chief Executive Officer and board member	100	—
	$53,500	$2,792,997

Outstanding borrowings under the Term Loan were $40.0 million at August 4, 2018 with associated unamortized debt issuance costs of $2.9 million.  Outstanding Junior Notes were $13.5 million at August 4, 2018 with associated unamortized debt issuance costs of $0.7 million.  Outstanding borrowing under the Company’s previous Cerberus Credit Facility were $49.5 million at February 3, 2018 with related unamortized debt issuance costs of $3.4 million.  The remaining unamortized debt issuance costs of $3.2 million related to the Cerberus Credit Facility were charged to other expense when the debt was retired on August 3, 2018.

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

Each reporting period, the Company evaluates the realizability of its deferred tax assets.  As of August 4, 2018, the Company continued to maintain a full valuation allowance against its deferred tax assets in the United States and the foreign subsidiaries acquired in the Hi-Tec Acquisition.  These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.

Table of Content

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

As of August 4, 2018, the reserve for uncertain tax positions resulting from unrecognized tax benefits related to the Company’s Hi-Tec subsidiaries was $3.9 million.  During the three months ended August 4, 2018, the Company increased its liability for uncertain tax positions by $0.3 million. For the six months ended August 4, 2018, there was no material net change in the liability for uncertain tax positions.

Table of Content

11.	Segment Reporting and Geographic Information

The Company identifies its reportable segments based on how management internally evaluates financial information, business activities and management responsibility.  Financial information for the Company’s reportable segments is as follows:

(In thousands)	Cherokee	Hi-Tec	Consolidated
For the three months ended August 4, 2018:
Revenues	$4,076	$2,997	$7,073
Selling, general and administrative expenses	3,196	791	3,987
Revenues less selling, general and administrative expenses	880	2,206	3,086
Loss (income) from continuing operations before income taxes	(3,165)	(4,837)	(8,002)
Goodwill	—	16,252	16,252
Total assets	$23,013	$73,646	$96,659

For the three months ended July 29, 2017:
Revenues	$5,629	$2,239	$7,868
Selling, general and administrative expenses	3,948	2,352	6,300
Revenues less selling, general and administrative expenses	1,681	(113)	1,568
Loss from continuing operations before income taxes	(1,047)	(1,717)	(2,764)
Goodwill	100	15,545	15,645
Total assets	$64,097	$87,656	$151,753

(In thousands)	Cherokee	Hi-Tec	Consolidated
For the six months ended August 4, 2018:
Revenues	$6,893	$5,582	$12,475
Selling, general and administrative expenses	6,148	2,195	8,343
Revenues less selling, general and administrative expenses	745	3,387	4,132
Loss (income) from continuing operations before income taxes	(5,465)	(4,440)	(9,905)
Goodwill	—	16,252	16,252
Total assets	$23,013	$73,646	$96,659

For the six months ended July 29, 2017:
Revenues	$10,806	$3,879	$14,685
Selling, general and administrative expenses	8,136	4,112	12,248
Revenues less selling, general and administrative expenses	2,670	(233)	2,437
Loss from continuing operations before income taxes	(3,342)	(3,411)	(6,753)
Goodwill	100	15,545	15,645
Total assets	$64,097	$87,656	$151,753

Table of Content

Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Three Months Ended		Six Months Ended
	August 4,	July 29	August 4,	July 29
(In thousands)	2018	2017	2018	2017
U.S. and Canada	$1,580	$3,896	$3,403	$7,284
EMEIA(1)	3,531	2,070	5,426	3,800
Asia	814	1,149	1,479	2,253
Latin America	1,037	753	1,834	1,348
All Others	111	—	333	—
Total	$7,073	$7,868	$12,475	$14,685

(1)EMEIA represents Europe, Middle East, India and Africa

Long‑lived assets located in the United States and outside the United States amount to $0.4 million and $0.3 million, respectively, at August 4, 2018 and $0.6 million and $0.5 million, respectively, at February 3, 2018.

Table of Content

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

Overview

Cherokee is a global marketer and manager of a portfolio of fashion and lifestyle brands it owns, including Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Everyday California, Carole Little, Sideout and others, which are licensed in multiple consumer product categories and sectors.  As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio.  We believe the strength of our brand portfolio and platform of design, product sourcing and marketing capabilities has made us one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, home products and accessories.

We have licensing relationships with recognizable retail partners in their global locations to provide them with the rights to design, manufacture and sell products bearing our brands.  We refer to this strategy as our “Direct to Retail” or “DTR” licensing model.  We also have license agreements with manufacturers and distributors for the manufacture and sale of products bearing our brands, which we refer to as “wholesale” licensing.  As a brand marketer and manager, we do not directly sell product ourselves.  Rather, we earn royalties when our licensees sell licensed products bearing the trademarks that we own.

Table of Content

For certain of our key legacy brands, including Cherokee, Hawk Signature and Tony Hawk and Liz Lange, we are shifting our strategy for U.S. sales from DTR licensing to wholesale licensing.  In addition, we are primarily pursuing a wholesale licensing strategy for global sales of our Hi-Tec, Magnum, Interceptor and 50 Peaks brands.  We believe these arrangements signal a significant shift in our business strategy, from our historical focus on DTR licensing for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands.  Although we believe these new wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships and may provide additional avenues to obtain brand recognition and grow our Company, this shift in our strategy also exposes us to a number of risks, and it has had a negative effect on our results of operations in Fiscal 2018 and Fiscal 2019 to date as we transition to our new licensees.  This effect could continue or worsen, particularly in the near-term.

We derive revenues primarily from licensing our trademarks to retailers and wholesalers all over the world, and we are continually pursuing relationships with new retailers, wholesalers and others in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums.  As of August 4, 2018, we had 43 continuing license agreements in approximately 80 countries, 33 of which pertained to brands in our Cherokee reportable segment and 10 of which pertained to our Hi-Tec portfolio of brands, which are included in our Hi-Tec reportable segment.  These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya, Big 5, Academy, JD Sports, Black’s and Lidl.

The terms of our royalty arrangements vary for each of our licensees.  We receive quarterly royalty statements and periodic sales and purchasing information from our licensees.  However, our licensees are generally not required to provide, and typically do not provide, information that would enable us to determine the specific reasons for period‑to‑period fluctuations in sales or purchases.  As a result, we do not typically have sufficient information to determine the effects on our operations of changes in price, volume or mix of products sold.

Business Developments

During the three months ended August 4, 2018, we initiated a restructuring plan designed to improve our organizational efficiencies by eliminating redundant positions and unneeded facilities, and by terminating various consulting and marketing contracts.  The plan resulted in a $5.6 million charge in the three months ended August 4, 2018.  We believe that these changes eliminate unnecessary costs and enable us to operate effectively going forward as we leverage one executive structure to manage our business globally.

On June 1, 2018, we completed the sale of Flip Flop Shops, our franchise retail chain, to Bearpaw Holdings, LLC. We used the sale proceeds to reduce our long-term debt and recognized a $0.6 million gain on the sale of Flip Flop Shops assets during the three months ended August 4, 2018.

On August 3, 2018, we replaced our existing credit facility with a combination of a new $40.0 million term loan under a senior secured credit facility and $13.5 million of subordinated promissory notes.  We also issued warrants to the lenders to purchase 2.8 million shares of our common stock in connection with this refinancing.  The term loan is subject to a borrowing base and requires us to maintain specified levels of EBITDA, as defined in the credit facility, and cash on hand.  If the borrowing base is less than the outstanding term loan at any measurement period, then we would be required to repay a portion of the loan to eliminate such shortfall.  We are also required to raise $2.0 million of additional subordinated debt or equity before May 4, 2019; however, this will not be required if our average working capital exceeds an agreed upon level at the close of the company’s fiscal year ending February 2, 2019.  If we do not comply with these requirements or we are unable to raise the additional capital if required, or if there is a change of control of the Company, it would be an event of default, and, subject to certain cure periods, the lender would have the right to demand immediate repayment of the loans, and/or exercise any other rights or remedies it may have, including foreclosing on our assets that serve as collateral.  Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements.  While we anticipate compliance with the requirements of our loan agreements, if there were to be an event of default, it would jeopardize our ability to continue as a going concern.

Table of Content

Revenue Overview

We typically enter into license agreements with retailers, manufacturers and distributors for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Our revenues by geographic territory are as follows:

	Three Months Ended				Six Months Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
(In thousands,		% of		% of		% of		% of
except percentages)	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States and Canada	$1,580	22.0%	$3,896	50.0%	$3,403	27.0%	$7,284	50.0%
EMEIA	3,531	50.0%	2,070	26.0%	5,426	43.0%	3,800	26.0%
Asia	814	12.0%	1,149	15.0%	1,479	12.0%	2,253	15.0%
Latin America	1,037	14.0%	753	9.0%	1,834	15.0%	1,348	9.0%
All others	111	2.0%	—	0.0%	333	3.0%	—	0.0%
Revenues	$7,073	100.0%	$7,868	100.0%	$12,475	100.0%	$14,685	100.0%

United States.  Our largest licensees in the United States have historically been Target and Kohl’s, which together contributed 17% and 18% of our revenues for the three and six months ended July 29, 2017, respectively. Our remaining license agreements with Target, which covered Liz Lange branded products and the school uniforms category for our Cherokee brand, expired at the end of Fiscal 2018, as did our license agreement with Kohl’s, which covered Hawk Signature and Tony Hawk branded products.  Accordingly, we earned no revenues from Target and Kohl’s for the three and six months ended August 4, 2018, and we anticipate no revenues from Target and Kohl’s in future quarters.

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

EMEIA.  Our royalty revenues from our licensees in Europe, Middle East, India and Africa increased 71% to $3.5 million in the three months ended August 4, 2018 from $2.1 million in the three months ended July 29, 2017, and increased 43% to $5.4 million in the six months ended August 4, 2018 from $3.8 million in the six months ended July 29, 2017.  These increases are primarily due to an increase in revenues from our new licensee in Germany.

Asia, Latin America and others.  Our royalty revenues from Asia and Latin America were primarily generated from licensees in Japan, China, Mexico, Peru and Chile.  Royalty revenues in Asia declined but were offset by increases in Latin America and other territories.

Table of Content

Results of Operations

The table below contains certain information about our continuing operations from our condensed consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
Revenues:
Cherokee	$3,533	50.0%	$3,226	41.0%	$5,655	45.3%	$6,045	41.2%
Hi-Tec, Magnum, Interceptor and 50 Peaks	2,997	42.4%	2,239	28.5%	5,582	44.8%	3,879	26.4%
Hawk	145	2.1%	1,398	17.8%	326	2.6%	2,685	18.3%
Other brands	398	5.5%	1,005	12.7%	912	7.3%	2,076	14.1%
Total revenues	7,073	100.0%	7,868	100.0%	12,475	100.0%	14,685	100.0%
Operating expenses:
Selling, general and, administrative expenses	3,987	56.4%	6,300	80.1%	8,343	66.9%	12,248	83.4%
Stock-based compensation	125	1.8%	558	7.1%	425	3.4%	1,094	7.4%
Business acquisition and integration costs	—	—	1,776	22.5%	307	2.4%	3,822	26.0%
Restructuring charges	5,615	79.4%	—	—	5,615	45.0%	128	0.9%
Gain on sale of assets	(571)	-8.1%	—	—	(571)	-4.6%	—	—
Depreciation and amortization	330	4.6%	346	4.4%	931	7.5%	791	5.4%
Total operating expenses	9,486	134.1%	8,980	114.1%	15,050	120.6%	18,083	123.1%
Operating loss from continuing operations	(2,413)	-34.1%	(1,112)	-14.1%	(2,575)	-20.6%	(3,398)	-23.1%
Interest expense and other income, net	(5,589)	-79.0%	(1,652)	-21.0%	(7,330)	-58.8%	(3,355)	-22.9%
Loss from continuing operations before income taxes	(8,002)	-113.1%	(2,764)	-35.1%	(9,905)	-79.4%	(6,753)	-46.0%
Provision for income taxes	1,051	14.9%	2,002	25.5%	1,889	15.1%	1,555	10.6%
Net loss from continuing operations	$(9,053)	-128.0%	$(4,766)	-60.6%	$(11,794)	-94.5%	$(8,308)	-56.6%
Non-GAAP data:
Adjusted EBITDA(1)	$3,086		$1,568		$4,132		$2,437

(1)

We define Adjusted EBITDA as net income before (i) interest expense, (ii) Other (income) expense, net, (iii) provision for income taxes, (iv) depreciation and amortization, (v) gain on sale of assets, (vi) intangible asset impairment loss, (vii) restructuring charges, (viii) business acquisition and integration costs and (ix) stock-based compensation and stock warrant charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the cost of acquiring or disposing of businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, non-operating income or expense items, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring or disposing of businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  A reconciliation from net loss from continuing operations as reported in our condensed consolidated statement of operations to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net loss from continuing operations	$(9,053)	$(4,766)	$(11,794)	$(8,308)
Provision (benefit) for income taxes	1,051	2,002	1,889	1,555
Interest expense	2,360	1,601	4,097	3,123
Other (income) expense, net	3,229	51	3,233	232
Depreciation and amortization	330	346	931	791
Gain on sale of assets	(571)	—	(571)	—

Table of Content

Restructuring charges	5,615	—	5,615	128
Business acquisition and integration costs	—	1,776	307	3,822
Stock-based compensation and stock warrant charges	125	558	425	1,094
Adjusted EBITDA	3,086	1,568	4,132	2,437

Three and Six Months Ended August 4, 2018 Compared to Three and Six Months Ended July 29, 2017

The decrease in royalty revenues in the three and six months ended August 4, 2018 compared to the three and six months ended July 29, 2017 was primarily due to the decreases in Tony Hawk, Cherokee and Liz Lange royalties as we transition from our DTR licenses with Kohl’s and Target to our new wholesale licensing partners for these brands in the United States.  Royalty revenues also decreased in these periods as certain other license agreements were terminated in Fiscal 2018 that did not generate revenues in the first six months of Fiscal 2019.  Revenues from Flip Flop Shops also decreased in these periods as our Flip Flop Shops assets were sold on June 1, 2018.  Combined, these terminated licensees and franchise operations that were sold represented $2.9 million and $5.6 million of royalty revenues in the three and six months ended July 29, 2017, respectively.  These decreases were partially offset by increases in Hi-Tec, Magnum, Interceptor and 50 Peaks royalty revenues in the three and six month periods and by royalties from our new Cherokee licensee in Germany in the three months ended August 4, 2018.

Selling, general and administrative expenses, decreased 37% to $4.0 million in the three months ended August 4, 2018 from $6.3 million in the three months ended July 29, 2017, and decreased 32% to $8.3 million in the six months ended August 4, 2018 from $12.2 million in the six months ended July 29, 2017.  These expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our ongoing operations.  The decreases in selling, general and administrative expenses for the three and six month periods were primarily due to reduced spending for payroll, sales and marketing, lower professional fees, and the elimination of temporary employees used in the prior period after we completed the Hi-Tec Acquisition.

The decreases in selling, general and administrative expenses in the three and six months ended August 4, 2018 reflect the effects of our restructuring plan that we implemented during that period to improve our organizational efficiencies by eliminating redundant positions and unneeded facilities, and by terminating various consulting and marketing contracts.  The plan resulted in a $5.6 million charge.  We believe that these changes eliminate unnecessary costs and enable us to operate effectively going forward as we leverage one executive structure to manage our business globally.

Stock-based compensation in the three months ended August 4, 2018 was $0.1 million compared to $0.6 million in the three months ended July 29, 2017, and was $0.4 million in the six months ended August 4, 2018 compared to $1.1 million in the six months ended July 29, 2017, and comprises charges related to stock option and restricted stock grants.  We did not incur any legal, due diligence and other costs related to business acquisition and integration in the three months ended August 4, 2018 compared to $1.8 million of costs in the three months ended July 29, 2017.  We incurred $0.3 million of these costs in the six months ended August 4, 2018 compared to $3.8 million in the six months ended July 29, 2017.  We experienced significant costs in Fiscal 2018 related to the Hi-Tec Acquisition as we converted its operations from a sales and distribution model to our brand licensing model.

We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that is being amortized over their useful lives.  Depreciation and amortization increased in the six months ended August 4, 2018 compared to the three and six months ended July 29, 2017 primarily because at the end of Fiscal 2018 we began amortizing certain trademarks that had been previously classified as indefinite lived.  During the three months ended August 4, 2018, we sold the assets of our Flip Flop Shops business, which resulted in a $0.6 million gain on sale.

Interest expense was $2.4 million in the three months ended August 4, 2018 compared to $1.6 million in the three months ended July 29, 2017, and $4.1 million in the six months ended August 4, 2018 compared to $3.1 million in the six months ended July 29, 2017.  In addition to our normal interest expense that is based on LIBOR, we also incurred various charges in the three months ended August 4, 2018 related to our Cerberus credit facility.  We paid a repayment premium of $0.5 million when the Cerberus credit facility was replaced, and we incurred approximately $0.3 million of

Table of Content

penalty interest while our loan was in default.  Remaining unamortized debt issuance costs of $3.2 million that were associated with the Cerberus credit facility were charged to other expense as a result of the repayment.

The provision for income taxes was $1.1 million in the three months ended August 4, 2018 compared to $2.0 million in the three months ended July 29, 2017, and $1.9 million in the six months ended August 4, 2018 compared to $1.6 million in the six months ended July 29, 2017.  Even though we generated operating losses in the three and six months ended August 4, 2018, we reported tax expense because no tax benefits were recognized for tax losses in the United States and certain foreign jurisdictions due to previously established valuation allowances, and we recorded a $0.2 million noncash provision for uncertain tax positions.

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

Our net loss from continuing operations was $9.1 million in the three months ended August 4, 2018 compared to $4.8 million in the three months ended July 29, 2017, and $11.8 million in the six months ended August 4, 2018 compared to $8.3 million in the six months ended July 29, 2017.  Our Adjusted EBITDA increased 97% to $3.1 million in the three months ended August 4, 2018 from $1.6 million in the three months ended July 29, 2017, and increased 70% to $4.1 million in the six months ended August 4, 2018 from $2.4 million in the six months ended July 29, 2017, respectively.

Liquidity and Capital Resources

We generally finance our working capital needs and capital investments with operating cash flows, terms loans, subordinated promissory notes and lines of credit.  In December 2016, we entered into a $50.0 million credit facility with Cerberus that replaced our previous credit facility with JPMorgan and was used to partially fund the Hi-Tec Acquisition.  On August 3, 2018, we replaced the Cerberus credit facility with a $40.0 million term loan and $13.5 million of subordinated promissory notes.

Cash Flows

We used $2.0 million of cash in our operating activities in the six months ended August 4, 2018, compared to $11.2 million used in the six months ended July 29, 2017.  This $9.2 million decrease in cash used in operations resulted primarily from a higher level of cash provided by the decrease in accounts receivable and other receivables in the six months ended August 4, 2018 in comparison to the six months ended July 29, 2017, and from an improvement in cash flow from our loss from continuing operations after adding back noncash expenses.

We generated $5.6 million of cash from our investing activities in the six months ended August 4, 2018 compared to $0.4 million used in the six months ended July 29, 2017.  We sold the remaining sales and distribution operations of Hi-Tec to International Brands Group in the fourth quarter of Fiscal 2018, which generated $1.8 million of cash in the six months ended August 4, 2018, and we sold Flip Flop Shops, which generated $3.8 million of cash.  We also use cash to continually invest in the maintenance of our trademarks around the world, and we make recurring capital investments in property and equipment.

Our financing activities provided $1.2 million of cash in the six months ended August 4, 2018 compared to $1.7 million of cash in the six months ended July 29, 2017.  Our new term loan and incremental cash received from our new subordinated promissory notes generated $39.2 million of cash after deducting debt issuance costs paid in cash.  These funds were used to repay the $33.7 million remaining balance on our former credit facility and provided $5.5 million of cash for working capital purposes.  We had previously used $4.3 million of cash to repay a portion of our former credit facility with proceeds from the sale of Flip Flop Shops and from operating cash flow.

Table of Content

Credit Facilities

On August 3, 2018, we replaced our Cerberus credit facility with a combination of a new senior secured credit facility, which provided a $40.0 term loan, and $13.5 million of subordinated promissory notes.  The term loan matures in August 2021 and requires quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The term loan is secured by substantially all of our assets and is guaranteed by our subsidiaries.  The subordinated promissory notes mature in November 2021, and they are secured by a second priority lien on substantially all of our assets and guaranteed by our subsidiaries.  Interest is payable monthly on the subordinated promissory notes, but no periodic amortization payments are required.  The subordinated promissory notes are subordinated in rights of payment and priority to the term loan but otherwise have economic terms substantially similar to the term loan.  The weighted-average interest rate on both the term loan and subordinated promissory notes at August 4, 2018 was 11.1%.  Outstanding borrowings under the term loan were $40.0 million at August 4, 2018, and outstanding subordinated promissory notes were $13.5 million.

The term loan is subject to a borrowing base and includes financial covenants and obligations regarding the operation of our business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of EBITDA, as defined in the credit agreement, and maintain a specified level of cash on hand.  We are required to maintain a borrowing base comprising the value of the Company’s trademarks that exceeds the outstanding balance of the term loan.  If the borrowing base is less than the outstanding term loan at any measurement period, then we would be required to repay a portion of the term loan to eliminate such shortfall.  We are also required to raise $2.0 million of additional subordinated debt or equity before May 4, 2019; however, this will not be required if our average working capital exceeds an agreed upon level at the close of our fiscal year ending February 2, 2019.  If we do not comply with these terms, or if there is a change of control of the Company, it would be an event of default, and, subject to certain cure periods, the lender would have the right to require immediate repayment of the term loan, and/or exercise any other rights or remedies it may have, including foreclosing on our assets that serve as collateral. Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements.

Our former credit facility included $11.5 million of junior participation interests that were held by a large stockholder, one of our board members and major stockholder, and our chief executive officer who is also one of our board members.  These junior participation interests, along with $2.0 million of cash from our major stockholder, were exchanged into $13.5 million of the new subordinated promissory notes referred to above.

In connection with the refinancing on August 3, 2018, we issued warrants to purchase 1,192,997 shares of our common stock to our term loan lenders at an exercise price of $0.45 per share, and we issued warrants to purchase 1,600,000 shares of our common stock to certain holders of our subordinated promissory notes at an exercise price of $0.50 per share.  Each warrant is exercisable on issuance and has a seven-year life.  The fair value of the warrants was $0.8 million on their grant date as determined using a Black Scholes option pricing model and was included as a noncash component of debt issuance costs.  These warrants are subject to a registration rights agreement whereby we agreed to register the underlying shares for resale by November 1, 2018.  The following table shows the lenders, their relationship to the company, the loan amounts provided and the stock warrants issued to such investors, if any:

	Term Loan and
	Junior Note	Stock Warrant
(Dollars in thousands)	Amounts	Shares
Term Loan lenders, unrelated parties	$40,000	$1,192,997
Cove Street Capital, LLC, large stockholder	9,000	1,245,000
Jess Ravich, board member and large stockholder	4,400	355,000
Henry Stupp, Chief Executive Officer and board member	100	—
	$53,500	$2,792,997

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which are included in this report.  The preparation of these condensed financial statements requires management to make estimates and assumptions that

Table of Content

affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Refer to our Annual Report on Form 10-K for a discussion of our critical accounting policies and recent accounting pronouncements.

Revenue Recognition

We adopted ASC 606 using the modified retrospective method as of February 4, 2018, the beginning of the first quarter of our fiscal year ending February 2, 2019.  The adoption of the new guidance primarily affected the recognition of minimum guaranteed royalties in our license agreements that have historically been recognized as earned in accordance with those agreements, while under this new standard, such royalties will generally be recognized on a straight-line basis over the term of the license agreements.  Accordingly, for license agreements with escalating minimum guaranteed royalties, revenues will generally be higher during the early years of the license agreement than they would have been under the previous guidance.  The cumulative effect on adoption of ASC 606 totaled $0.3 million, which was charged to accrued revenue or deferred revenue with a corresponding credit to accumulated deficit, for all contracts not completed as of adoption date. The comparative information has not been restated. As a result of adoption ASC 606, we recognized $0.3 million and $0.6 million of additional revenue in the three and six months ended August 4, 2018, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our term loan and subordinated promissory notes, a 100 basis point increase in the interest rate would have increased our interest expense in the six months ended August 4, 2018 by approximately $0.3 million.

Foreign Currency

Although we conduct business in various parts of the world, our international royalty revenues are typically denominated in U.S. dollars.  However, because our international licensees operate in other currencies, fluctuations in the value of the U.S. dollar relative to these foreign currencies have an impact on our royalty revenues, which could materially affect our results of operations and cash flows.  The primary foreign currencies that our licensees operate in are the Euro, the Great British Pound, the Mexican Peso, the South African Rand, the Japanese Yen, the Chinese Yuan, the Indian Rupee and the Canadian Dollar.  Our revenues from international licensing activities comprised 79% and 74% of total revenues during the three and six months ended August 4, 2018, respectively.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have theoretically reduced our revenues in the six months ended August 4, 2018 by approximately $0.9 million.

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

Table of Content

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 4, 2018.

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

Table of Content

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

On August 3, 2018, we entered into a senior secured credit facility that provided a term loan and issued subordinated promissory notes.  As of August 4, 2018, $53.5 million in principal was outstanding under these financing arrangements.  Principal repayments are required quarterly on the term loan, and any remaining outstanding indebtedness is due in August 2021.  The subordinated promissory notes mature in November 2021.

The senior secured credit facility imposes various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain the lender’s consent before we can, among other things and subject to certain limited exceptions: (i) incur additional indebtedness or additional liens on our property; (ii) consummate acquisitions, dispositions, mergers or consolidations; (iii) make any change in the nature of our business; (iv) enter into transactions with our affiliates; or (v) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders.  The senior secured credit facility also imposes financial covenants that set financial standards we are required to maintain.  Further, as collateral for the credit facility, we have granted a first priority security interest in favor of the lender in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries.  We are also required to raise $2.0 million of additional subordinated debt or equity before May 4, 2019; however, this will not be required if our average working capital exceeds an agreed upon level at the close of the company’s fiscal year ending February 2, 2019.  If we do not comply with these requirements or we are unable to raise the additional capital if required, or if there is a change of control of the Company, it would be an event of default.  If an event of default occurs under the credit facility that is not forborne, cured or waived in accordance with the terms of the credit facility, the lender has the right to terminate its obligations under the credit facility, accelerate the payment on any unpaid balance of the credit facility and exercise any other rights it may have, including foreclosing on our assets that serve as collateral for the loan. Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements, which would give those lenders the right to terminate their obligations under the subordinated promissory note agreements and accelerate the payment of those promissory notes.

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

Table of Content

Our future capital needs may be uncertain and we may need to raise additional funds in the future, but such funds may not be available when needed, on acceptable terms or at all.

Our capital requirements in future periods may be uncertain and could depend on many factors, including, among others: (i) acceptance of, and demand for, our brands; (ii) the extent to which we invest in our existing brand portfolio or any new brands; (iii) the number and timing of our acquisitions and other strategic transactions; (iv) the costs of developing new brands; (v) the costs associated with our efforts to expand our business; and (vi) the costs of litigation and enforcement activities to protect and defend our trademarks.  We may need to raise additional funds to meet our capital requirements.  However, these or any other necessary funds may not be available when needed, on favorable terms or at all.  If we issue equity or convertible debt securities to raise additional funds, as we did with our public offering of our common stock in December 2016 and our private placement equity financing with certain of our board members, officers and large stockholders in August 2017, our existing stockholders would experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.  If we incur additional debt to raise funds, as we did with senior secured credit facility and subordinated promissory notes in August 2018, we may become over-leveraged and we may become subject to restrictive financial or operating covenants that could limit our ability to operate our business and expose us to significant risks in the event of any compliance failure.  Moreover, in light of our current level of indebtedness, which is significant, additional debt or equity capital may not be available on terms we consider advantageous or favorable to us.  In addition, we may seek equity and/or debt financing from sources that expose us to additional risks or negative effects, such as, for example, obtaining funding from related parties in transactions that create conflicts of interest between us and the related party, as we did with our private placement in August 2017 mentioned above, our arrangement of purchases by certain of our directors, officers and large stockholders of participation interests in our former credit facility in December 2017 and our exchange of former junior participation interests in our former credit facility into new subordinated promissory notes in August 2018.  Further, we may incur substantial costs in pursuing future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.  If we cannot raise funds when needed, on acceptable terms or at all, we may not be able to develop or enhance our brand portfolio or marketing initiatives, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or customer requirements.  Any of these outcomes may materially harm our business, results of operations and financial condition.

Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data or personally identifiable information could adversely affect our business, and could subject us to liability or reputational damage.

Our business is increasingly dependent on critical, complex, and interdependent information technology (“IT”) systems, including Internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively.

In addition, our systems and the systems of our third-party providers and collaborators are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, or could lead to the public exposure of personal information (including personally identifiable information) of our employees, customers, business partners, and others. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because

Table of Content

of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

ITEM 6.  EXHIBITS

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

Table of Content

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1*	Registration Rights Agreement, dated August 3, 2018, by and between the Company and Gordon Brothers Finance Company.
4.2*	Form of Common Stock Purchase Warrant.
4.3*	Registration Rights Agreement, dated August 3, 2018, by and between the Company and the purchasers named therein.
4.4*	Form of Junior Common Stock Purchase Warrant.
10.1*	Financing Agreement, dated August 3, 2018, by and between the Company, Gordon Brothers Finance Company and additional parties named therein.
10.2*	Pledge and Security Agreement, dated August 3, 2018, by and between the Company and Gordon Brothers Finance Company.
10.3*	Exchange Agreement, dated August 3, 2018, by and between the Company and the purchasers named therein.
10.4*	Subordinated Exchange Note, dated August 3, 2018, by and between the Company and Cove Street Capital Small Cap Value Fund.
10.5*	Subordinated Exchange Note, dated August 3, 2018, by and between the Company and Henry I. Stupp.
10.6*	Subordinated Exchange Note, dated August 3, 2018, by and between the Company and Ravich Revocable Trust of 1989.
10.7*	Subordinated Exchange Note, dated August 3, 2018, by and between the Company and Square Deal Growth, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 4, 2018 and February 3, 2018; (ii) Condensed Consolidated Statements of Operations for the three and six months ended August 4, 2018 and July 29, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended August 4, 2018 and July 29, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 2018

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven L. Brink

Steven L. Brink
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)