Form 10-Q
period 2018-11-03
CHEROKEE INC
filed 2018-12-13
CIK 844161

Table of Content

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 3, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2018
Common Stock, $.02 par value per share	14,223,037

Table of Content

CHEROKEE INC.

TABLE OF CONTENTS

Table of Content

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHEROKEE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	November 3,	February 3,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$2,045	$3,174
Accounts receivable, net	6,233	9,805
Other receivables	406	472
Prepaid expenses and other current assets	940	1,258
Current assets of discontinued operations	—	1,868
Total current assets	9,624	16,577
Property and equipment, net	690	1,090
Intangible assets, net	64,869	69,548
Goodwill	16,252	16,352
Accrued revenue and other assets	1,360	30
Total assets	$92,794	$103,597
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,421	$7,205
Other current liabilities	5,618	7,370
Current portion of long term debt	800	46,105
Deferred revenue—current	2,004	2,229
Current liabilities of discontinued operations	—	1,103
Total current liabilities	14,843	64,012
Long term liabilities:
Long-term debt	49,163	—
Deferred income taxes	11,630	10,466
Other liabilities	2,990	5,004
Total liabilities	78,626	79,482
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, shares issued 14,223,037 (November 3, 2018) and 13,997,200 (February 3, 2018)	284	280
Additional paid-in capital	75,882	74,377
Accumulated deficit	(61,998)	(50,542)
Total stockholders’ equity	14,168	24,115
Total liabilities and stockholders’ equity	$92,794	$103,597

See notes to condensed consolidated financial statements.

Table of Content

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Revenues	$5,842	$7,796	$18,317	$22,481
Operating expenses:
Selling, general and administrative expenses	3,234	6,245	11,577	18,496
Stock-based compensation	241	1,250	666	2,344
Business acquisition and integration costs	—	1,503	307	5,325
Restructuring charges	—	—	5,615	128
Gain on sale of assets	25	—	(546)	—
Depreciation and amortization	292	347	1,223	1,138
Total operating expenses	3,792	9,345	18,842	27,431
Operating income (loss)	2,050	(1,549)	(525)	(4,950)
Other income (expense):
Interest expense	(1,910)	(1,706)	(6,007)	(4,829)
Other income (expense), net	14	(24)	(3,219)	(256)
Total other expense, net	(1,896)	(1,730)	(9,226)	(5,085)
Income (loss) from continuing operations before income taxes	154	(3,279)	(9,751)	(10,035)
Provision (benefit) for income taxes	91	(889)	1,980	665
Net income (loss) from continuing operations	63	(2,390)	(11,731)	(10,700)
Income from discontinued operations, net of income taxes	—	(130)	—	296
Net income (loss)	$63	$(2,520)	$(11,731)	$(10,404)
Net loss per share:
Basic loss per share from continuing operations	$0.00	$(0.17)	$(0.83)	$(0.81)
Diluted loss per share from continuing operations	$0.00	$(0.17)	$(0.83)	$(0.81)
Basic (loss) earnings from discontinued operations per share	$—	$(0.01)	$—	$0.02
Diluted (loss) earnings from discontinued operations per share	$—	$(0.01)	$—	$0.02
Basic loss per share	$0.00	$(0.18)	$(0.83)	$(0.79)
Diluted loss per share	$0.00	$(0.18)	$(0.83)	$(0.79)
Weighted average common shares outstanding:
Basic	14,150	13,792	14,059	13,244
Diluted	14,150	13,792	14,059	13,244

See notes to condensed consolidated financial statements.

Table of Content

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	November 3,	October 28,
	2018	2017
Cash flows from operating activities:
Net loss from continuing operations	$(11,731)	$(10,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,223	1,138
Restructuring charges	5,615	128
Amortization of deferred financing costs	3,750	720
Deferred income taxes and noncurrent provisions	1,079	1,919
Stock-based compensation and stock warrant charges	729	2,344
Gain on sale of assets	(546)	—
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	3,764	1,020
Other receivables	66	(1,406)
Prepaid expenses and other current assets	314	2,606
Other assets	(980)	—
Accounts payable	(507)	(8,838)
Other current liabilities	(7,180)	271
Deferred revenue	(1,692)	(2,990)
Net cash used in operating activities	(6,096)	(13,788)
Net cash (used in) provided by operating activities from discontinued operations	(1,380)	5,459
Cash flows from investing activities:
Capital investments	(184)	(462)
Proceeds from business disposition and sale of assets	5,643	—
Net cash provided by (used in) investing activities	5,459	(462)
Cash flows from financing activities:
Proceeds from term loan, subordinated promissory notes and line of credit	42,000	5,000
Payments on term loan and line of credit	(38,100)	(1,200)
Debt issuance costs	(3,016)	(300)
Payments on related party loan	—	(2,500)
Issuance of common stock	4	4,002
Net cash provided by financing activities	888	5,002
Decrease in cash and cash equivalents	(1,129)	(3,789)
Cash and cash equivalents, beginning of period	3,174	8,378
Cash and cash equivalents, end of period	$2,045	$4,589
Cash paid for:
Income taxes	$837	$1,039
Interest	$5,238	$3,607
Noncash investing and financing activities:
Conversion of junior participation interests to subordinated promissory notes	$11,500	$—

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

The Company’s current forecast indicates that it will need to raise this additional $2.0 million of capital, and because raising additional capital is not certain, there is substantial doubt about the Company’s ability to continue as a going concern.  The new term loan agreement provides various ways in which the Company can raise additional capital, including the issuance of additional subordinated debt, the issuance of convertible subordinated debt instruments or the issuance of additional equity, from which 100% of the net proceeds would be retained by the Company.  The new term loan agreement also provides that the Company can increase its working capital by the disposition of non-core intangible assets, from which 50% of the net proceeds would be retained by the Company and 50% would be used to repay a portion of the term loan.  The Company’s management is planning to achieve the required working capital threshold at the close of the Company’s fiscal year ending February 2, 2019 by raising additional capital, increasing its working capital through improved operations or through the disposition of non-core assets, but there can be no assurance that such plans will result in the receipt of additional capital on terms favorable to the Company, or at all.

Table of Content

2.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard (“ASC 606”) that superseded previous existing revenue recognition guidance and was adopted by the Company using the modified retrospective method as of February 4, 2018, the beginning of the first quarter of its fiscal year ending February 2, 2019.  The adoption of the new guidance primarily affected the recognition of minimum guaranteed royalties under the Company’s agreements with its licensees that have historically been recognized as earned in accordance with the underlying license agreements.  Under this new standard, such royalties will generally be recognized on a straight-line basis over the term of the license agreement.  Accordingly, for license agreements with escalating minimum guaranteed royalties, revenues will generally be higher during the early years of the license agreement than they would have been under the previous guidance.  Royalties are typically earned based on the licensees’ retail or wholesale sales of licensed products, or based on the cost of producing the licensed goods.  Revenues from license fees, up-front payments and milestone payments, which are received in connection with other rights and services that represent continuing obligations of the Company, are deferred and recognized in accordance with the license agreements.  The cumulative effect on adoption of ASC 606 totaled $0.3 million, resulting in a charge to accrued revenue and an adjustment to deferred revenue with a corresponding credit to accumulated deficit for all contracts not completed as of the adoption date.  In the three and nine months ended November 3, 2018 the Company recognized additional revenue of $0.2 million and $0.8 million, respectively, as a result of applying ASC 606.  The comparative information for the prior period has not been restated.

The Company recognizes contract liabilities as deferred revenue when licensees prepay royalties, or from license fees, up-front payments and milestone payments that have not yet been earned.  Deferred revenue is classified as current or noncurrent depending on when it is anticipated to be recognized.  Deferred revenue totaled $2.8 million and $5.1 million at November 3, 2018 and February 3, 2018, respectively.  Revenue recognized in the three and nine months ended November 3, 2018 that was previously included in deferred revenue was $0.2 million and $2.1 million, respectively.  The Company recognizes contract assets as accrued revenue when minimum guaranteed royalties are recognized that have not yet been earned under the license agreements.  The Company typically bills and receives payments from customers on a quarterly basis for royalties earned or for minimum guaranteed royalties that have historically been recognized as earned in accordance with the underlying license agreements.  Accrued revenue is classified as current or noncurrent depending on when the asset is anticipated to be charged to revenue.  Accrued revenue totaled $1.1 million and $0.4 million at November 3, 2018 and February 4, 2018, respectively.  Revenue recognized in the three and nine months ended November 3, 2018 for minimum guaranteed royalties that had not yet been earned was $0.2 million and $0.8 million, respectively.

The Company’s remaining performance obligation is to maintain the licensed intellectual property, or in some cases, to provide product development and design services. As of November 3, 2018, the Company had a contractual right to receive approximately $64.0 million of aggregate minimum licensing revenue through the remaining terms of the current licenses, excluding any renewals, which is primarily expected to be recognized approximately over the next 10 years.

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

Table of Content

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

The net income from discontinued operations in the condensed consolidated statement of operations includes the following:

(In thousands)	Three Months Ended October 28, 2017	Nine Months Ended October 28, 2017
Product sales and royalty revenues	$3,230	$13,596
Cost of goods sold	2,310	10,131
Selling, general and administrative expenses	1,008	3,044
Depreciation and amortization	42	125
Pretax income (loss) from discontinued operations	(130)	296
Income tax (benefit) provision	—	—
Net income (loss) from discontinued operations	$(130)	$296

The carrying amounts of assets and liabilities included in discontinued operations comprise the following:

	November 3,	February 3,
(In thousands)	2018	2018
Accounts receivable and amounts due from sale of business	$—	$1,868
Current liabilities of discontinued operations	—	1,103
Net assets of discontinued operations	$—	$765

5.	Intangible Assets

Intangible assets consist of the following:

	November 3, 2018			February 3, 2018
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$27,871	(19,689)	$8,182	$30,861	(19,029)	$11,832
Amortizable franchise agreements	—	—	—	1,300	(271)	1,029
Indefinite lived trademarks	56,687	—	56,687	56,687	—	56,687
	$84,558	$(19,689)	$64,869	$88,848	$(19,300)	$69,548

During the nine months ended November 3, 2018, the Company sold its amortizable trademarks, amortizable franchise agreements and other assets related to its Flip Flop Shops franchise business to a third party.  A gain of $0.5 million was recognized on the sale.  The Hi-Tec Acquisition during Fiscal 2017 resulted in trademarks valued at $52.4 million that are classified as indefinite lived and not subjected to amortization.  Other indefinite lived trademarks include certain Cherokee brand trademarks in the school uniforms category that were acquired in historical transactions.  The Company has acquired other trademarks that are being amortized over their estimated useful lives, which average 10.0 years with no residual values.  Amortization of intangible assets was $0.2 million and $0.2 million for the three months ended November 3, 2018 and October 28, 2017, respectively, and $0.7 million and $0.6 million for the nine months ended November 3, 2018 and October 28, 2017, respectively. Goodwill arose from the Hi-Tec Acquisition that occurred during Fiscal 2017.

Table of Content

6.	Other Current Liabilities

Other current liabilities consists of the following:

	November 3,	February 3,
(In thousands)	2018	2018
Accrued employee compensation and benefits	$298	$239
Amounts payable for business acquisitions	604	1,901
Restructuring plan liabilities	3,859	3,532
Income taxes payable	552	792
Other liabilities	305	906
	$5,618	$7,370

7.	Restructuring Plans

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

Charges and payments against the restructuring plan obligations were as follows:

(In thousands)	Cherokee Plan	Hi-Tec Plan	FY 2019 Plan
Balance, February 3, 2018	$1,031	$2,501	$—
Restructuring charges	—	—	5,615
Payments during the period	(932)	(1,923)	(2,433)
Balance, November 3, 2018	$99	$578	$3,182

8.	Debt

On August 3, 2018, the Company replaced its Cerberus Credit Facility with a combination of a new senior secured credit facility, which provided a $40.0 term loan (the “Term Loan”), and $13.5 million of subordinated promissory notes (the “Junior Notes”).  The Term Loan matures in August 2021 and requires quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The Term Loan is secured by substantially all the assets of the Company and is guaranteed by the Company’s subsidiaries.  The Junior Notes mature in November 2021, and they are secured by a second priority lien on substantially all of the assets of Company and guaranteed by the Company’s subsidiaries.  Interest is payable monthly on the Junior Notes, but no periodic amortization payments are required.  The Junior Notes are subordinated in rights of payment and priority to the Term Loan but otherwise have economic terms substantially similar to the Term Loan.  The weighted-average interest rate on both the Term Loan and Junior Notes at November 3, 2018 was 11.1%.

Table of Content

The Term Loan is subject to a borrowing base and includes financial covenants and obligations regarding the operation of the Company’s business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of EBITDA, as defined in the agreement, and maintain a specified level of cash on hand. The Company is required to maintain a borrowing base comprising the value of the Company’s trademarks that exceeds the outstanding balance of the Term Loan.  If the borrowing base is less than the outstanding Term Loan at any measurement period, then the Company would be required to repay a portion of the Term Loan to eliminate such shortfall.  The Company is also required to raise $2.0 million of additional capital before May 4, 2019; however, this will not be required if the Company’s average working capital exceeds an agreed upon level at the close of the Company’s fiscal year ending February 2, 2019.  Events of default include, among other things, the occurrence of a change of control of the Company, and a default under the Term Loan agreement would also trigger a default under the Junior Notes agreements.

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

Outstanding borrowings under the Term Loan were $39.9 million at November 3, 2018 with associated unamortized debt issuance costs of $2.8 million.  Outstanding Junior Notes were $13.5 million at November 3, 2018 with associated unamortized debt issuance costs of $0.6 million.  Outstanding borrowing under the Company’s previous Cerberus Credit Facility were $49.5 million at February 3, 2018 with related unamortized debt issuance costs of $3.4 million.  The remaining unamortized debt issuance costs of $3.2 million related to the Cerberus Credit Facility were charged to other expense when the debt was retired on August 3, 2018.

Table of Content

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

Each reporting period, the Company evaluates the realizability of its deferred tax assets.  As of November 3, 2018, the Company continued to maintain a full valuation allowance against its deferred tax assets in the United States and the foreign subsidiaries acquired in the Hi-Tec Acquisition.  These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.

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

As of November 3, 2018, the reserve for uncertain tax positions resulting from unrecognized tax benefits related to the Company’s Hi-Tec subsidiaries was $3.4 million.  During the three months ended November 3, 2018, the Company decreased its liability for uncertain tax positions by $0.5 million. For the nine months ended November 3, 2018, the Company decreased its liability for uncertain tax positions by $0.4 million.

Table of Content

11.	Segment Reporting and Geographic Information

The Company identifies its reportable segments based on how management internally evaluates financial information, business activities and management responsibility.  Financial information for the Company’s reportable segments is as follows:

(In thousands)	Cherokee	Hi-Tec	Consolidated
For the three months ended November 3, 2018:
Revenues	$2,856	$2,986	$5,842
Selling, general and administrative expenses	2,583	651	3,234
Revenues less selling, general and administrative expenses	273	2,335	2,608
Loss (income) from continuing operations before income taxes	(941)	1,095	154
Goodwill	—	16,252	16,252
Total assets	18,223	74,571	92,794

For the three months ended October 28, 2017:
Revenues	$4,669	$3,127	$7,796
Selling, general and administrative expenses	3,990	2,255	6,245
Revenues less selling, general and administrative expenses	679	872	1,551
Loss from continuing operations before income taxes	(2,714)	(565)	(3,279)
Goodwill	100	15,545	15,645
Total assets	64,916	84,060	148,976

(In thousands)	Cherokee	Hi-Tec	Consolidated
For the nine months ended November 3, 2018:
Revenues	$9,749	$8,568	$18,317
Selling, general and administrative expenses	8,731	2,846	11,577
Revenues less selling, general and administrative expenses	1,018	5,722	6,740
Loss (income) from continuing operations before income taxes	(6,406)	(3,345)	(9,751)
Goodwill	—	16,252	16,252
Total assets	18,223	74,571	92,794

For the nine months ended October 28, 2017:
Revenues	$15,475	$7,006	$22,481
Selling, general and administrative expenses	12,129	6,367	18,496
Revenues less selling, general and administrative expenses	3,346	639	3,985
Loss from continuing operations before income taxes	(6,059)	(3,976)	(10,035)
Goodwill	100	15,545	15,645
Total assets	64,916	84,060	148,976

Table of Content

Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
(In thousands)	2018	2017	2018	2017
U.S. and Canada	$1,505	$3,716	$4,908	$11,000
EMEIA(1)	2,115	2,671	7,541	6,471
Asia	1,205	737	2,684	2,990
Latin America	905	672	2,739	2,020
All Others	112	—	445	—
Total	$5,842	$7,796	$18,317	$22,481

(1)EMEIA represents Europe, Middle East, India and Africa

Long‑lived assets located in the United States and outside the United States amount to $0.4 million and $0.3 million, respectively, at November 3, 2018 and $0.6 million and $0.5 million, respectively, at February 3, 2018.

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

We have licensing relationships with recognizable retail partners in their global locations to provide them with the rights to design, manufacture and sell products bearing our brands.  We refer to this strategy as our “Direct to Retail” or “DTR” licensing model.  We also have license agreements with manufacturers and distributors for the manufacture and sale of products bearing our brands, which we refer to as “wholesale” licensing. In some cases, we provide product development and design services. As a brand marketer and manager, we do not directly sell product ourselves.  Rather, we earn royalties when our licensees sell licensed products bearing the trademarks that we own or private label products that we have developed and designed.

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

We derive revenues primarily from licensing our trademarks to retailers and wholesalers all over the world, and we are continually pursuing relationships with new retailers, wholesalers and others in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums.  As of November 3, 2018, we had 45 continuing license agreements in approximately 80 countries, 34 of which pertained to brands in our Cherokee reportable segment and 11 of which pertained to our Hi-Tec portfolio of brands, which are included in our Hi-Tec reportable segment.  These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya, Big 5, Academy, JD Sports, Black’s and Lidl.

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

Business Developments

During the three months ended August 4, 2018, we initiated a restructuring plan designed to improve our organizational efficiencies by eliminating redundant positions and unneeded facilities, and by terminating various consulting and marketing contracts.  The plan resulted in a $5.6 million charge in the three months ended August 4, 2018.  We believe that these changes eliminated unnecessary costs and enabled us to operate effectively going forward as we leverage one executive structure to manage our business globally.

On June 1, 2018, we completed the sale of Flip Flop Shops, our franchise retail chain, to Bearpaw Holdings, LLC. We used the sale proceeds to reduce our long-term debt and recognized a $0.6 million gain on the sale of Flip Flop Shops assets during the three months ended August 4, 2018.

On August 3, 2018, we replaced our existing credit facility with a combination of a new $40.0 million term loan under a senior secured credit facility and $13.5 million of subordinated promissory notes.  We also issued warrants to the lenders to purchase 2.8 million shares of our common stock in connection with this refinancing.  The term loan is subject to a borrowing base and requires us to maintain specified levels of EBITDA, as defined in the credit facility, and cash on hand.  If the borrowing base is less than the outstanding term loan at any measurement period, then we would be required to repay a portion of the loan to eliminate such shortfall.  We are also required to raise $2.0 million of additional capital before May 4, 2019; however, this will not be required if our average working capital exceeds an agreed upon level at the close of our fiscal year ending February 2, 2019.  We are planning to achieve the required working capital by raising additional capital, increasing our working capital through improved operations or through the disposition of non-core assets, but there can be no assurance that our plans will result in the receipt of additional capital on terms favorable to us, or at all. If we do not comply with these requirements or we are unable to raise the additional capital if required, or if there is a change of control of the Company, it would be an event of default, and, subject to certain cure periods, the lender would have the right to demand immediate repayment of the loans, and/or exercise any other rights or remedies it may have, including foreclosing on our assets that serve as collateral.  Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements.  While we anticipate compliance with the requirements of our loan agreements, if there were to be an event of default, it would jeopardize our ability to continue as a going concern.

Table of Content

In November 2018, we were notified by our Cherokee brand licensee in South Africa that they would not be renewing their license agreement beyond its current extension in June 2019.  We expect that this will have a negative impact on our business in the upcoming fiscal year and beyond if we are unable to replace this licensee with another licensee in this territory.  This license agreement generated $1.0 million of revenues in the nine months ended November 3, 2018 and did not contain minimum guaranteed royalties.

In November 2018, we finalized a three-year product development and design agreement with a major retailer in the People’s Republic of China.  The agreement requires us to provide product development and design services in exchange for compensation based on the amount of purchases of these products by the retailer.  This agreement generated $0.6 million of revenues in the nine months ended November 3, 2018 and is subject to minimum guaranteed fees.

Revenue Overview

We typically enter into license agreements with retailers, manufacturers and distributors for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Our revenues by geographic territory are as follows:

(In thousands,	Three Months Ended				Nine Months Ended
except percentages)	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
United States and Canada	$1,505	25.8%	$3,716	47.6%	$4,908	26.8%	$11,000	48.9%
EMEIA	2,115	36.2%	2,671	34.3%	7,541	41.1%	6,471	28.8%
Asia	1,205	20.6%	737	9.5%	2,684	14.7%	2,990	13.3%
Latin America	905	15.5%	672	8.6%	2,739	15.0%	2,020	9.0%
All others	112	1.9%	—	0.0%	445	2.4%	—	0.0%
Revenues	$5,842	100.0%	$7,796	100.0%	$18,317	100.0%	$22,481	100.0%

United States.  Our largest licensees in the United States have historically been Target and Kohl’s, which together contributed 22% and 23% of our revenues for the three and nine months ended October 28, 2017, respectively. Our remaining license agreements with Target, which covered Liz Lange branded products and the school uniforms category for our Cherokee brand, expired at the end of Fiscal 2018, as did our license agreement with Kohl’s, which covered Hawk Signature and Tony Hawk branded products.  Accordingly, we earned no revenues from Target and Kohl’s for the three and nine months ended November 3, 2018, and we anticipate no revenues from Target and Kohl’s in future quarters.

We have entered into various licenses for the sale of Cherokee branded products in the United States, and we have entered into a master license agreement with a third party for Liz Lange branded maternity products that began in Fiscal 2019.  Our ability to generate royalty revenues from other licensees sufficient to replace our historical royalty revenues from Target is uncertain, particularly in the near term as our wholesale arrangements intended to replace our license agreement with Target for the Cherokee and Liz Lange brands begin to gain traction with new retailers and their customers.

We have also entered into wholesale agreements with new licensees for the sale of Hawk Signature and Tony Hawk branded products in the United States intended to replace our license agreement with Kohl’s.  However, our ability to generate royalty revenues from other licensees sufficient to replace Kohl’s historical royalty payments to us is uncertain, particularly in the near term as these new wholesale arrangements begin to gain traction with new retailers and their customers.

EMEIA.  Our royalty revenues from our licensees in Europe, Middle East, India and Africa decreased 21% to $2.1 million in the three months ended November 3, 2018 from $2.7 million in the three months ended October 28, 2017, and increased 17% to $7.5 million in the nine months ended November 3, 2018 from $6.5 million in the nine months ended October 28, 2017.  These increases are primarily due to an increase in revenues from our new licensee in Germany.

Table of Content

Asia, Latin America and others.  Our royalty revenues from Asia and Latin America were primarily generated from licensees in Japan, China, Mexico, Peru and Chile.  Royalty revenues in Asia and Latin America increased but were offset by decreases in other territories.

Results of Operations

The table below contains certain information about our continuing operations from our condensed consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
Revenues:
Cherokee	$1,937	33.2%	$2,663	34.2%	$7,592	41.4%	$8,708	38.7%
Hi-Tec, Magnum, Interceptor and 50 Peaks	2,986	51.0%	3,127	40.1%	8,568	46.8%	7,006	31.2%
Hawk	145	2.5%	1,389	17.8%	471	2.6%	4,074	18.1%
Other brands	774	13.2%	617	7.9%	1,686	9.2%	2,693	12.0%
Total revenues	5,842	100%	7,796	100%	18,317	100%	22,481	100%
Operating expenses:
Selling, general and, administrative expenses	3,234	55.4%	6,245	80.1%	11,577	63.2%	18,496	82.3%
Stock-based compensation	241	4.1%	1,250	16.0%	666	3.6%	2,344	10.4%
Business acquisition and integration costs	—	0.0%	1,503	19.3%	307	1.7%	5,325	23.7%
Restructuring charges	—	0.0%	—	0.0%	5,615	30.7%	128	0.6%
Gain on sale of assets	25	0.4%	—	0.0%	(546)	-3.0%	—	0.0%
Depreciation and amortization	292	5.0%	347	4.5%	1,223	6.7%	1,138	5.1%
Total operating expenses	3,792	64.9%	9,345	119.9%	18,842	102.9%	27,431	122.1%
Operating income (loss) from continuing operations	2,050	35.1%	(1,549)	-19.9%	(525)	-2.9%	(4,950)	-22.1%
Interest expense and other income, net	(1,896)	-32.5%	(1,730)	-22.2%	(9,226)	-50.4%	(5,085)	-22.6%
Income (loss) from continuing operations before income taxes	154	2.6%	(3,279)	-42.1%	(9,751)	-53.3%	(10,035)	-44.7%
Provision (benefit) for income taxes	91	1.6%	(889)	-11.5%	1,980	10.8%	665	3.0%
Net income (loss) from continuing operations	$63	1.0%	$(2,390)	-30.6%	$(11,731)	-64.1%	$(10,700)	-47.7%
Non-GAAP data:
Adjusted EBITDA(1)	$2,608		$1,551		$6,740		$3,985

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

Table of Content

	Three Months Ended		Nine Months Ended
(In thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net loss from continuing operations	$63	$(2,390)	$(11,731)	$(10,700)
Provision (benefit) for income taxes	91	(889)	1,980	665
Interest expense	1,910	1,706	6,007	4,829
Other (income) expense, net	(14)	24	3,219	256
Depreciation and amortization	292	347	1,223	1,138
Gain on sale of assets	25	—	(546)	—
Restructuring charges	—	—	5,615	128
Business acquisition and integration costs	—	1,503	307	5,325
Stock-based compensation and stock warrant charges	241	1,250	666	2,344
Adjusted EBITDA	$2,608	$1,551	$6,740	$3,985

Three and Nine Months Ended November 3, 2018 Compared to Three and Nine Months Ended October 28, 2017

The decrease in royalty revenues in the three and nine months ended November 3, 2018 compared to the three and nine months ended October 28, 2017 was primarily due to the decreases in Tony Hawk, Cherokee and Liz Lange royalties as we transition from our DTR licenses with Kohl’s and Target to our new wholesale licensing partners for these brands in the United States.  Royalty revenues also decreased in these periods as certain other license agreements were terminated in Fiscal 2018 that did not generate revenues in the first six months of Fiscal 2019.  Revenues from Flip Flop Shops also decreased in these periods as our Flip Flop Shops assets were sold on June 1, 2018.  Combined, these terminated licensees and franchise operations that were sold represented $2.4 million and $8.0 million of royalty revenues in the three and nine months ended October 28, 2017, respectively.  These decreases were partially offset by increases in Hi-Tec, Magnum, Interceptor and 50 Peaks royalty revenues and by royalties from our new Cherokee licensee in Germany in the nine-month period.

Selling, general and administrative expenses decreased 48% to $3.2 million in the three months ended November 3, 2018 from $6.2 million in the three months ended October 28, 2017, and decreased 37% to $11.6 million in the nine months ended November 3, 2018 from $18.5 million in the nine months ended October 28, 2017.  These expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our ongoing operations.  The decreases in selling, general and administrative expenses for the three and nine-month periods were primarily due to reduced spending for payroll, sales and marketing, lower professional fees, and the elimination of temporary employees used in the prior period after we completed the Hi-Tec Acquisition.

The decreases in selling, general and administrative expenses in the three and nine months ended November 3, 2018 reflect the effects of our restructuring plan that we implemented during the three months ended August 4, 2018 to improve our organizational efficiencies by eliminating redundant positions and unneeded facilities, and by terminating various consulting and marketing contracts.  The plan resulted in a $5.6 million charge.  We believe that these changes eliminate unnecessary costs and enable us to operate effectively going forward as we leverage one executive structure to manage our business globally.

Stock-based compensation in the three months ended November 3, 2018 was $0.2 million compared to $1.3 million in the three months ended October 28, 2017, and was $0.7 million in the nine months ended November 3, 2018 compared to $2.3 million in the nine months ended October 28, 2017, and comprises charges related to stock option and restricted stock grants.  We did not incur any legal, due diligence and other costs related to business acquisition and integration in the three months ended November 3, 2018 compared to $1.5 million in the three months ended October 28, 2017.  We incurred $0.3 million of these costs in the nine months ended November 3, 2018 compared to $5.3 million in the nine months ended October 28, 2017.  We experienced significant costs in Fiscal 2018 related to the Hi-Tec Acquisition as we converted its operations from a sales and distribution model to our brand licensing model.

Table of Content

We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that is being amortized over their useful lives.  Depreciation and amortization increased in the nine months ended November 3, 2018 compared to the three and nine months ended October 28, 2017 primarily because at the end of Fiscal 2018 we began amortizing certain trademarks that had been previously classified as indefinite lived.  During the three months ended August 4, 2018, we sold the assets of our Flip Flop Shops business, which resulted in a $0.5 million gain on sale.

Interest expense was $1.9 million in the three months ended November 3, 2018 compared to $1.7 million in the three months ended October 28, 2017, and $6.0 million in the nine months ended November 3, 2018 compared to $4.8 million in the nine months ended October 28, 2017.  In addition to our normal interest expense that is based on LIBOR, we also incurred various charges in the three months ended August 4, 2018, 2018 related to our Cerberus credit facility.  We paid a repayment premium of $0.5 million when the Cerberus credit facility was replaced, and we incurred approximately $0.3 million of penalty interest while our loan was in default.  Remaining unamortized debt issuance costs of $3.2 million that were associated with the Cerberus credit facility were charged to other expense as a result of the repayment.

The provision for income taxes was $0.1 million in the three months ended November 3, 2018 compared to a benefit of $0.9 million in the three months ended October 28, 2017, and $2.0 million in the nine months ended November 3, 2018 compared to $0.7 million in the nine months ended October 28, 2017.  Even though we generated an operating loss in the nine months ended November 3, 2018, we reported tax expense because no tax benefits were recognized for tax losses in the United States and certain foreign jurisdictions due to previously established valuation allowances, and we recorded a $0.1 million noncash provision for uncertain tax positions.

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

Our net income from continuing operations was $0.1 million in the three months ended November 3, 2018 compared to a net loss of $2.4 million in the three months ended October 28, 2017. Our net loss from continuing operations was $11.7 million in the nine months ended November 3, 2018 compared to $10.7 million in the nine months ended October 28, 2017.  Our Adjusted EBITDA increased 68% to $2.6 million in the three months ended November 3, 2018 from $1.6 million in the three months ended October 28, 2017, and increased 69% to $6.7 million in the nine months ended November 3, 2018 from $4.0 million in the nine months ended October 28, 2017, respectively.

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

Cash Flows

We used $6.1 million of cash in our operating activities in the nine months ended November 3, 2018, compared to $13.8 million used in the nine months ended October 28, 2017.  This $7.7 million decrease in cash used in operations resulted primarily from an improvement in cash flow from our loss from continuing operations after adding back noncash expenses, and from a higher level of cash provided by the decrease in accounts receivable in the nine months ended November 3, 2018 in comparison to the nine months ended October 28, 2017.

Table of Content

We generated $5.5 million of cash from our investing activities in the nine months ended November 3, 2018 compared to $0.5 million used in the nine months ended October 28, 2017.  We sold the remaining sales and distribution operations of Hi-Tec to International Brands Group in the fourth quarter of Fiscal 2018, which generated $1.8 million of cash in the nine months ended November 3, 2018, and we sold Flip Flop Shops, which generated $3.8 million of cash.  We also use cash to continually invest in the maintenance of our trademarks around the world, and we make recurring capital investments in property and equipment.

Our financing activities provided $0.9 million of cash in the nine months ended November 3, 2018 compared to $5.0 million of cash in the nine months ended October 28, 2017.  Our new term loan and incremental cash received from our new subordinated promissory notes generated $39.0 million of cash after deducting debt issuance costs paid in cash.  These funds were used to repay the $33.7 million remaining balance on our former credit facility and provided $5.3 million of cash for working capital purposes.  We had previously used $4.3 million of cash to repay a portion of our former credit facility with proceeds from the sale of Flip Flop Shops and from operating cash flow, and we used $0.1 million to repay a portion of our new credit facility in the three months ended November 3, 2018.

Credit Facilities

On August 3, 2018, we replaced our Cerberus credit facility with a combination of a new senior secured credit facility, which provided a $40.0 term loan, and $13.5 million of subordinated promissory notes.  The term loan matures in August 2021 and requires quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The term loan is secured by substantially all of our assets and is guaranteed by our subsidiaries.  The subordinated promissory notes mature in November 2021, and they are secured by a second priority lien on substantially all of our assets and guaranteed by our subsidiaries.  Interest is payable monthly on the subordinated promissory notes, but no periodic amortization payments are required.  The subordinated promissory notes are subordinated in rights of payment and priority to the term loan but otherwise have economic terms substantially similar to the term loan.  The weighted-average interest rate on both the term loan and subordinated promissory notes at November 3, 2018 was 11.1%.  Outstanding borrowings under the term loan were $39.9 million at November 3, 2018, and outstanding subordinated promissory notes were $13.5 million.

The term loan is subject to a borrowing base and includes financial covenants and obligations regarding the operation of our business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of EBITDA, as defined in the credit agreement, and maintain a specified level of cash on hand.  We are required to maintain a borrowing base comprising the value of our trademarks that exceeds the outstanding balance of the term loan.  If the borrowing base is less than the outstanding term loan at any measurement period, then we would be required to repay a portion of the term loan to eliminate such shortfall.  We are also required to raise $2.0 million of additional subordinated debt or equity before May 4, 2019; however, this will not be required if our average working capital exceeds an agreed upon level at the close of our fiscal year ending February 2, 2019. We are planning to achieve the required working capital by raising additional capital, increasing our working capital through improved operations or through the disposition of non-core assets, but there can be no assurance that our plans will result in the receipt of additional capital on terms favorable to us, or at all. If we do not comply with these terms, or if we experience a change of control, it would be an event of default, and, subject to certain cure periods, the lender would have the right to require immediate repayment of the term loan, and/or exercise any other rights or remedies it may have, including foreclosing on our assets that serve as collateral. Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements.

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

Table of Content

In connection with the refinancing on August 3, 2018, we issued warrants to purchase 1,192,997 shares of our common stock to our term loan lenders at an exercise price of $0.45 per share, and we issued warrants to purchase 1,600,000 shares of our common stock to certain holders of our subordinated promissory notes at an exercise price of $0.50 per share.  Each warrant is exercisable on issuance and has a seven-year life.  The fair value of the warrants was $0.8 million on their grant date as determined using a Black Scholes option pricing model and was included as a noncash component of debt issuance costs.  The underlying shares of these warrants were registered for resale in November 2018.  The following table shows the lenders, their relationship to the company, the loan amounts provided and the stock warrants issued to such investors, if any:

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

Revenue Recognition

We adopted ASC 606 using the modified retrospective method as of February 4, 2018, the beginning of the first quarter of our fiscal year ending February 2, 2019.  The adoption of the new guidance primarily affected the recognition of minimum guaranteed royalties in our license agreements that have historically been recognized as earned in accordance with those agreements, while under this new standard, such royalties will generally be recognized on a straight-line basis over the term of the license agreements.  Accordingly, for license agreements with escalating minimum guaranteed royalties, revenues will generally be higher during the early years of the license agreement than they would have been under the previous guidance.  The cumulative effect on adoption of ASC 606 totaled $0.3 million, which was charged to accrued revenue or deferred revenue with a corresponding credit to accumulated deficit, for all contracts not completed as of adoption date. The comparative information has not been restated. As a result of adoption ASC 606, we recognized $0.2 million and $0.8 million of additional revenue in the three and nine months ended November 3, 2018, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our term loan and subordinated promissory notes, a 100 basis point increase in the interest rate would have increased our interest expense in the nine months ended November 3, 2018 by approximately $0.4 million.

Table of Content

Foreign Currency

Although we conduct business in various parts of the world, our international royalty revenues are typically denominated in U.S. dollars.  However, because our international licensees operate in other currencies, fluctuations in the value of the U.S. dollar relative to these foreign currencies have an impact on our royalty revenues, which could materially affect our results of operations and cash flows.  The primary foreign currencies that our licensees operate in are the Euro, the Great British Pound, the Mexican Peso, the South African Rand, the Japanese Yen, the Chinese Yuan, the Indian Rupee and the Canadian Dollar.  Our revenues from international licensing activities comprised 74% and 73% of total revenues during the three and nine months ended November 3, 2018, respectively.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have theoretically reduced our revenues in the nine months ended November 3, 2018 by approximately $1.3 million.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 3, 2018.

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

Table of Content

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

We are not currently in compliance with certain Nasdaq listing requirements. If we are not able to regain compliance with these requirements, our common stock may be delisted from trading on the Nasdaq Stock Market, which could have a material adverse effect on us and our stockholders.

On June 5, 2018, we received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we are no longer in compliance with Nasdaq’s minimum bid price rule, which is a requirement for continued listing on the Nasdaq Global Market. Nasdaq’s rules require that we regain compliance with this rule by December 3, 2018. On December 4, 2018, however, we received a letter from Nasdaq notifying us that our transfer to the Nasdaq Capital Market was approved and that we have been granted an additional 180-day extension period to regain compliance with the minimum bid price rule.  This 180-day period expires June 3, 2019. We have also experienced periods of noncompliance with other Nasdaq rules during our last completed fiscal year, in connection with our failure to file certain of our periodic reports with the SEC in a timely manner. If we do not regain compliance with Nasdaq’s minimum bid price rule by the deadline, or if we regain compliance but we again fail to comply with this rule or with any other Nasdaq requirement in the future, then we would receive additional deficiency letters from Nasdaq and our common stock could be delisted from trading on Nasdaq. Such an event could cause our common stock to be classified as a “penny stock,” among other potentially detrimental consequences, and could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock, any of which could significantly impact our stockholders’ ability to sell their shares of our common stock or to sell these shares at a price that a stockholder may deem acceptable.

We have incurred a significant amount of indebtedness, and our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity.

On August 3, 2018, we entered into a senior secured credit facility that provided a term loan and issued subordinated promissory notes.  As of November 3, 2018, $53.4 million in principal was outstanding under these financing arrangements.  Principal repayments are required quarterly on the term loan, and any remaining outstanding indebtedness is due in August 2021.  The subordinated promissory notes mature in November 2021.

Table of Content

The senior secured credit facility imposes various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain the lender’s consent before we can, among other things and subject to certain limited exceptions: (i) incur additional indebtedness or additional liens on our property; (ii) consummate acquisitions, dispositions, mergers or consolidations; (iii) make any change in the nature of our business; (iv) enter into transactions with our affiliates; or (v) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders.  The senior secured credit facility also imposes financial covenants that set financial standards we are required to maintain.  Further, as collateral for the credit facility, we have granted a first priority security interest in favor of the lender in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries.  We are also required to raise $2.0 million of additional subordinated debt or equity before May 4, 2019; however, this will not be required if our average working capital exceeds an agreed upon level at the close of the company’s fiscal year ending February 2, 2019. We are planning to achieve the required working capital by raising additional capital, increasing our working capital through improved operations or through the disposition of non-core assets, but there can be no assurance that our plans will result in the receipt of additional capital on terms favorable to us, or at all. If we do not comply with these requirements or we are unable to raise the additional capital if required, or if there is a change of control of the Company, it would be an event of default.  If an event of default occurs under the credit facility that is not forborne, cured or waived in accordance with the terms of the credit facility, the lender has the right to terminate its obligations under the credit facility, accelerate the payment on any unpaid balance of the credit facility and exercise any other rights it may have, including foreclosing on our assets that serve as collateral for the loan. Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements, which would give those lenders the right to terminate their obligations under the subordinated promissory note agreements and accelerate the payment of those promissory notes.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 3, 2018 and February 3, 2018; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended November 3, 2018 and October 28, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended November 3, 2018 and October 28, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 2018

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven L. Brink

Steven L. Brink
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)