Form 10-K
period 2019-02-02
CHEROKEE INC
filed 2019-04-23
CIK 844161

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file No. 0‑18640

CHEROKEE INC.

(Exact name of registrant as specified in charter)

Delaware	95‑4182437
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5990 Sepulveda Boulevard
Sherman Oaks, CA 91411
(Address of principal executive office, including zip code)

(818) 908‑9868
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.02 par value per share

Name of exchange on which registered:

Nasdaq Stock Market

(Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Emerging Growth Company	☐	Smaller Reporting Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of August 3, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant was approximately $6.3 million (computed by reference to the price at which the registrant’s common stock was last sold on August 3, 2018, as reported by the Nasdaq Capital Market). For purposes of this calculation, it has been assumed that shares of common stock held by each director, officer and person who beneficially owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not, and shall not be considered, a determination as to whether such persons are affiliates of the registrant for any other purpose.

As of April 12, 2019, the registrant had 15,945,953 shares of its common stock, issued and outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2019 annual meeting of stockholders are incorporated by reference in Part III of this annual report on Form 10K (this “Annual Report”).

CHEROKEE INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2019

As used in this Annual Report, “Cherokee Global Brands”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise.  Additionally, as used herein, “Fiscal 2019” refers to our fiscal year ending February 2, 2019; “Fiscal 2018” refers to our fiscal year ended February 3, 2018; and “Fiscal 2017” refers to our fiscal year ended January 28, 2017.

We own the registered trademarks or trademark applications for Cherokee®, Hi-Tec®, Magnum®, 50 Peaks®, Interceptor®, Hawk Signature®, Tony Hawk®, Liz Lange®, Completely Me by Liz Lange®, Everyday California®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Sideout®, Sideout Sport®, and others.  Although we do not use the “®”symbol in each instance in which one of our trademarks appears in this Annual Report, this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law.  All other trademarks, trade names and service marks included in this Annual Report are the property of their respective owners.

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

Overview

Cherokee Global Brands is a global marketer and manager of a portfolio of fashion and lifestyle brands that we own, brands that we create, and brands that we develop for others.  Company-owned brands, which are licensed in multiple consumer product categories and retail tiers around the world, include Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Everyday California, Carole Little, Sideout and others.  As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio.  We believe the strength of our brand portfolio and platform of design, product development and marketing capabilities has made us one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, accessories and home products.

We have licensing relationships with recognizable retail partners in their global locations to provide them with the rights to design, manufacture and sell products bearing our brands, and we also have licensing relationships with manufacturers and distributors for the manufacture and sale of products bearing our brands.  As a brand marketer and manager, we do not directly sell product ourselves.  Rather, we earn royalties when our licensees sell licensed products bearing the trademarks that we own, or when they sell products that we have designed and developed.

We provide our licensees with access to our proprietary 360-degree platform and believe that our brand marketing and media outreach, product design and development capabilities, and growth strategies and tactics have allowed Cherokee Global Brands to address the growing power of the consumer and the present and future needs of our wholesale and retail business partners and licensees.  Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe Cherokee Global Brands has become a key strategic partner to our licensees.  We believe our licensing partners rely on our vision, which defines the growth potential and trajectories of our brands, the agility we afford to them through our 360-degree platform, which is designed to quickly seize opportunities and integrate new innovations, and the opportunity to realize global, multi-channel, multi-category scale through our portfolio of lifestyle brands and our platform capabilities.  As of February 2, 2019, we had 46 continuing license agreements in approximately 80 countries.  These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya, Big 5, Academy, JD Sports, Black’s and Lidl, in addition to regional distributors.

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

Many of the world’s largest retailers have successfully introduced, and continue to introduce, new brands based on the DTR licensing model.  Examples of retailers participating in the DTR licensing model include Walmart, Carrefour, Lidl and C&A, among others.

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

Design Services

We provide product design and development services for retailers that prefer to sell brands that they own.  We believe that our 360-degree platform provides the key ingredients for retailers to efficiently produce product ranges that are tailored for their target consumers and the retailers’ specific business needs.  Our retail partners can rely on our product development and design capabilities, which are supported by our retail and brand marketing abilities, focusing their resources instead on retail operations.  We expect that together this will lead to increased rates of sale, greater sell-through and improved retail performance.

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

Royalty revenues from global sales of Cherokee branded products were $9.7 and $11.1 million in Fiscal 2019 and Fiscal 2018, respectively, which accounted for 40% and 38% of our total royalty revenues in these years.  Historically, the Cherokee brand’s most significant licensee was Target Corporation (“Target”), which licensed the Cherokee brand almost two decades ago and had exclusive rights in the United States to its multi‑category product offering that encompassed kid’s apparel, accessories, footwear and school uniforms.  We do not currently have license agreements with Target after our license agreement covering sales of Cherokee branded products in the school uniforms category expired on January 31, 2018.  Beginning in Fiscal 2018, a variety of categories of products bearing the Cherokee brand are being distributed to retailers in the United States by multiple wholesale distributors under new license agreements we have established with these distributors.  The categories cover a wide range of Cherokee products, including casual sportswear, sweaters and outerwear in the men’s and boys’ categories, various products in the infant and toddler categories, active wear, sportswear, dresses, denim and sweaters in the girl’s category, and swimwear and sleepwear.  We also have other licensees for the Cherokee brand in various countries and territories around the world.

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

We acquired the Hi-Tec, Magnum, 50 Peaks and Interceptor brands in December 2016 in a transaction we refer to as the “Hi-Tec Acquisition”.  Before the acquisition, these brands were owned and operated under a distribution model whereby the products bearing these brands were designed, contracted for manufacture, sold and distributed by the brand owner through retailers, independent distributors, licensees, government contracts and directly to consumers via e-commerce.  We acquired the Hi-Tec brands with the objective of converting these operations to a brand licensing model that aligns with our operations.  To accomplish this objective, we have sold all of the former sales and distribution operations for the Hi-Tec brands to third parties and entered into new wholesale licensing arrangements with these third parties, and we have retained all of the intellectual property for the Hi-Tec brands.  We believe this brand licensing model conversion will allow us to better access the markets we think are best addressed by the Hi-Tec brands, more efficiently leverage cross-selling opportunities with our other brands, and more effectively expand the Hi-Tec brands into other product categories, such as apparel and accessories.  Royalty revenues from global sales of Hi-Tec, Magnum, 50 Peaks and Interceptor branded products were $11.6 and $9.7 million in Fiscal 2019 and Fiscal 2018, respectively, which accounted for 47% and 33% of our total royalty revenues in these years.

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

Royalty revenues from global sales of Hawk Signature and Tony Hawk branded products were $0.6 million and $5.5 million in Fiscal 2019 and Fiscal 2018, respectively, which accounted for 3% and 19% of our total royalty revenues in those years.  Since our acquisition of these brands in January 2014, their most significant licensee has been Kohl’s Illinois, Inc. (“Kohl’s”), which had exclusive rights to sell apparel bearing these brands in various specified categories of merchandise in the United States through July 2017, after which the rights became non-exclusive until the expiration of our license agreement with Kohl’s covering these brands on January 31, 2018.  Beginning in the third quarter of Fiscal 2018 when Kohl’s rights became non-exclusive, products bearing these brands are being distributed to a variety of retailers in the United States, including specialty, mid-tier, regional, mass market, off-price and club stores, by several wholesale distributors under new license agreements we have established with these distributors.  In addition, we have separate wholesale and DTR license agreements with others to supply Hawk Signature and Tony Hawk apparel in Canada, Latin America and throughout Europe.

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

Royalties and Other Revenues

Our rights to receive royalties for sales of products bearing our brands or products we have developed and designed are set forth in the terms of our license agreements with various retailers and wholesalers.  The royalty rates we receive from our licensees vary depending on the terms of each licensing agreement.  Generally, our DTR license agreements include royalty rates based on a percentage of the retailer’s sales of licensed products.  Some of our DTR license agreements provide for fixed royalty rates, and other DTR license agreements provide for royalty rates that may decrease or otherwise fluctuate during a year as the retailer achieves sales volume thresholds.  For wholesale license agreements, royalty rates are generally based on a fixed percentage of wholesale sales from the wholesaler to the retailer or a fixed percentage of manufacturing costs.

In some cases, we require the licensee to guarantee a minimum royalty payment to us each year, although the amount of this minimum payment can vary significantly from licensee to licensee and is typically lower for wholesale licensees than for DTR licensees.  We no longer have a significant concentration of fixed minimum payments in any one licensee.  As of February 2, 2019, we had contractual rights to receive over $60.7 million forward‑facing minimum royalty revenues over the next ten years, excluding any revenues that may be guaranteed in connection with future contract renewals.

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

Trademarks and Other Intellectual Property Rights

We hold various trademarks, including Cherokee®, Hi-Tec®, Magnum®, 50 Peaks ® , Interceptor ® , Hawk Signature®, Tony Hawk®, Liz Lange®, Completely Me by Liz Lange®, Everyday California®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Sideout®, Sideout Sport® and others for numerous categories of apparel and other goods.  These trademarks are registered with the United States Patent and Trademark Office, and we also hold trademarks or trademark applications for each of these brand names and others with similar government agencies in a number of other countries.  Our trademark registrations typically expire after seven to ten years depending on the jurisdiction, although we intend, and expect to be able, to renew these trademarks for as long as we continue to use them.  Our business is dependent on our trademarks, and we monitor unauthorized uses of these trademarks on an ongoing basis.  In addition to trademarks, we also rely on know‑how, trade secrets and contractual restrictions to protect our intellectual property rights domestically and internationally.

Competition

Merchandise bearing our brand names and goods that we have developed and are subject to intense competition.  Competing brands with respect to our Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, and private label brands (developed by retailers) such as Faded Glory, Arizona and Route 66, and competing brands with respect to the Hi-Tec and Magnum brands include Columbia, Merrell, Keen, North Face, Timberland, Bates, Wolverine and other private label brands.  Our other brands also face competition from these and other numerous brands.  Factors that shape the competitive environment for our brands include quality of garment or accessory construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to retailer and consumer demand.

Our business plan focuses on creating strategic alliances with major retailers and wholesalers for their sale of products bearing our brands or products that we have developed and designed.  We license our trademarks directly to retailers, and we engage wholesalers to manufacture and distribute products bearing our brands and sell these products to retailers.  We also develop and design products for retailers that prefer to sell products bearing their own brand names.  Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our licensees’ ability to sell products we have developed and designed, all of which is dependent on the ability of us and our licensees to respond to ever-changing consumer demands.  In addition, we compete with companies that own other brands and trademarks, as these companies could enter into similar licensing arrangements with retailers and wholesalers in the United States and internationally.  These arrangements could be with our existing retail and wholesale partners, thereby competing with us for consumer attention and limited floor or rack space in the same stores in which our branded products are sold, and vying with us for the time and resources of the retailers and wholesale licensees that manufacture and distribute our products.

Seasonality

Our business and performance do not reflect significant seasonality trends.  However, to the extent royalty revenues grow from our new wholesale licensees, we expect our revenues may shift toward the latter half of our fiscal year, which would be consistent with the normal, holiday-based seasonal pattern of retail sales.

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

Employees

As of February 2, 2019, we employed 43 persons.  None of our employees are represented by labor unions, and we believe that our employee relations are satisfactory.

Financial Information about Geographic Areas

Approximately 75% and 55% of our revenues were derived from our international licensees in Fiscal 2019 and Fiscal 2018, respectively, and we face risks related to these foreign operations.  See Item 1A, “Risk Factors” for information about these risks, and see Note 14 to our consolidated financial statements included in this Annual Report for certain financial information by geographic area.

General Information

Cherokee Global Brands was incorporated in Delaware in 1988.  We maintain a website at www.cherokeeglobalbrands.com, and our Nasdaq trading symbol is “CHKE”.  We make our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website as soon as reasonably practicable after we file these materials with, or furnish them to, the SEC.  All references to our website in this Annual Report are inactive textual references, and the contents of our website are not incorporated in or otherwise considered part of this Annual Report.

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

Merchandise bearing our brand names and goods that we have developed and designed are subject to intense competition.  Competing brands with respect to our Cherokee brand include Polo Ralph Lauren, Tommy Hilfiger, and private label brands (developed by retailers) such as Faded Glory, Arizona and Route 66, and competing brands with respect to the Hi-Tec and Magnum brands include Columbia, Merrell, Keen, North Face, Timberland, Bates, Wolverine and other private label brands.  Our other brands also face competition from these and other numerous brands.  Factors that shape the competitive environment for our brands include quality of garment or accessory construction and design, brand name, style and color selection, price, fashion and other trends, avenue of purchase (including in stores and online), and the manufacturer’s ability to respond quickly to retailer and consumer demand.

Our business plan focuses on creating strategic alliances with major retailers and wholesalers for their sale of products bearing our brands through the licensing of our trademarks directly to retailers, engaging wholesalers to manufacture and distribute products bearing our brands and sell these products to retailers, and entering into design services agreements with retailers and wholesalers to develop and design products bearing the brands that those retailers and wholesalers own.  Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of our brands, our licensees’ ability to design, manufacture and sell products bearing our brands and our other licensees’ ability to sell products in their stores that we have developed and designed, all of which is dependent on the ability of us and our licensees to respond to ever-changing consumer demands.  We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products.  Further, we cannot control the level of resources that our other licensees commit to supporting their brands for which we have developed and designed product. Our licensees may choose to support products bearing other brands to the detriment of our brands because our agreements generally do not prevent them from licensing or selling other products, including products bearing competing brands.

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

If we or our brands are unable to compete successfully against current and future competitors, we may be unable to sustain or increase demand for products bearing our brands, or we may be unable to develop and design products bearing brands owned by our licensees that compete successfully in the retail market place, which could have a material adverse effect on our reputation, prospects, performance and financial condition.

We are subject to the risks of the retail business that apply to retailers selling our products.

There are numerous risks and other factors applicable to the businesses of retailers (including our DTR licensees and retailers to which our wholesale licensees distribute products) that can impact the sale of products that bear our brands and, with respect to our other licensees, the sale of products that we have developed and designed that bear their brands and are sold in their stores.  Any decline in retail sales of our branded products or products that we have designed for others could adversely affect our revenues.

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

On August 3, 2018, we entered into a senior secured credit facility that provided a $40.0 million term loan and issued $13.5 million of subordinated promissory notes. On January 30, 2019, the credit facility was amended to provide an additional $5.3 million term loan.  As of February 2, 2019, $58.6 million in principal was outstanding under these financing arrangements.  The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The subordinated promissory notes mature in November 2021.  Interest is payable monthly on the subordinated promissory notes, but no periodic amortization payments are required.

The senior secured credit facility imposes various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain the lender’s consent before we can, among other things and subject to certain limited exceptions: (i) incur additional indebtedness or additional liens on our property; (ii) consummate acquisitions, dispositions, mergers or consolidations; (iii) make any change in the nature of our business; (iv) enter into transactions with our affiliates; or (v) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders.  The senior secured credit facility also imposes financial covenants that set financial standards we are required to maintain, including the requirement to maintain specified levels of Adjusted EBITDA, as defined in the credit agreement (approximately $9.5 million for the trailing twelve months as of February 1, 2020), and maintain a minimum cash balance of $1.0 million.  We are also required to maintain a borrowing base comprising the value of our trademarks that exceeds the outstanding balance of the term loan.  If the borrowing base is less than the outstanding term loan at any measurement period, then we would be required to repay a portion of the term loan to eliminate such shortfall.  Further, as collateral for the credit facility, we have granted a first priority security interest in favor of the lender in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries.  If we do not comply with these requirements or if there is a change of control of the Company, it would be an event of default.  If an event of default occurs under the credit facility that is not forborne, cured or waived in accordance with the terms of the credit facility, the lender has the right to terminate its obligations under the credit facility, accelerate the payment on any unpaid balance of the credit facility and exercise any other rights it may have, including foreclosing on our assets that serve as collateral for the loan.  Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements, which would give those lenders the right to terminate their obligations under the subordinated promissory note agreements and accelerate the payment of those promissory notes.

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

Our capital requirements in future periods may be uncertain and could depend on many factors, including, among others: (i) acceptance of, and demand for, our brands; (ii) the extent to which we invest in our existing brand portfolio or any new brands; (iii) the number and timing of our acquisitions and other strategic transactions; (iv) the costs of developing new brands; (v) the costs associated with our efforts to expand our business; and (vi) the costs of litigation and enforcement activities to protect and defend our trademarks.  We may need to raise additional funds to meet our capital requirements.  However, these or any other necessary funds may not be available when needed, on favorable terms or at all.  If we issue equity or convertible debt securities to raise additional funds, as we did with our public offering of our common stock in December 2016, our private placement equity financing with certain of our directors, officers and large stockholders in August 2017, and our refinancing of our senior secured credit facility in August 2018 and additional borrowings under that facility in January 2019, our existing stockholders would experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.  If we incur additional debt to raise funds, as we did with our senior secured credit facility, we may become over-leveraged and we may become subject to restrictive financial or operating covenants that could limit our ability to operate our business and expose us to significant risks in the event of any compliance failure.  Moreover, in light of our current level of indebtedness, which is significant, additional debt or equity capital may not be available on terms we consider advantageous or favorable to us.  In addition, we may seek equity and/or debt financing from sources that expose us to additional risks or negative effects, such as, for example, obtaining funding from related parties in transactions that create conflicts of interest between us and the related party, as we did with our private placement in August 2017 mentioned above and our arrangement of purchases by certain of our directors, officers and large stockholders of participation interests in our credit facility in December 2017 and the exchange of those participation interests into junior subordinated notes in our new credit facility in August 2018.  Further, we may incur substantial costs in pursuing future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.

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

We acquired the Hi-Tec, Magnum and other associated footwear brands in December 2016, and in January 2018, we completed our conversion of these brands from their former distribution model to a brand licensing model that aligns with our operations.  Although we believe the acquisition of these brands and our conversion of their selling model may have certain benefits, the acquisition and conversion of these brands are subject to a number of risks and our beliefs could turn out to be wrong.  If any of these risks occur and we do not achieve the intended or expected benefits of our acquisition and conversion of these brands, we may never generate sufficient revenues from these brands to recoup their costs and our results of operations, liquidity and financial condition could be materially adversely affected.

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

We rely on the accuracy of our licensees’ sales reports for reporting and collecting our royalty revenues, and if these reports are untimely or incorrect, our revenues could be delayed or inaccurately reported or collected

Most of our royalty revenues are generated from retailers that manufacture and sell products bearing our brands in their stores and on their websites, and from wholesalers that manufacture and distribute products bearing our brands and sell these products to retailers.  In addition, we generate revenues from licensees that sell products that we have developed and designed.  Under our existing agreements, our licensees pay us fees based on their sales of products or, for some of our wholesale licensees, based on their manufacturing costs.  As a result, we rely on our licensees to accurately report their sales or costs in collecting our license and design fees, preparing our financial reports, projections and budgets and directing our sales and marketing efforts.  Although all of our agreements permit us to audit our licensees, if any of them understate their sales or costs, we may not collect and recognize the royalty revenues to which we are entitled on a timely basis or at all, or we may endure significant expense to obtain compliance.

We utilize various licensing and selling models in our operations, and our success is dependent on our ability to manage these different models.

In addition to our historical focus on a DTR licensing model, we are shifting our focus for some of our key brands to a wholesale licensing strategy and we use a product development and design model for brands owned by others.  Although we believe these various licensing and design models could have certain benefits, these models could themselves be unsuccessful and our beliefs could turn out to be wrong.  Moreover, our pursuit of these different models could divert management’s attention and other resources, including time and capital, from our historical focus on a DTR licensing strategy.  As a result, our future success depends in part on our ability to successfully manage these multiple licensing and design models.  If we are unable to do so, our performance, financial condition and prospects could be materially harmed.

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

In the past, Target has had exclusive rights to sell Cherokee and Liz Lange branded products for all product categories in the United States, and royalty revenues from Target’s sales of these products accounted for a large portion of our revenues during Fiscal 2018 and other historical periods.  In addition, Kohl’s has had exclusive rights to sell Hawk Signature and Tony Hawk branded products in all product categories in the United States, and royalty revenues from Kohl’s’ sales of these products also accounted for a significant portion of our revenues during Fiscal 2018 and other historical periods.  However, our license agreements with Target covering sales of Cherokee branded products in the school uniforms category and Liz Lange products expired on January 31, 2018, our license agreement with Target covering sales of Cherokee branded products in all other categories expired on January 31, 2017, and our license agreement with Kohl’s covering sales of Hawk Signature and Tony Hawk branded products expired on January 31, 2018.  As a result, after January 31, 2018, Target and Kohl’s no longer sell products bearing any of our brands.

Replacing the royalty revenues received from Target and Kohl’s is a significant challenge, due in part to the large size of these former licensees’ businesses and the significant amount of royalty revenues they have historically contributed to our results, as well as the difficulties of establishing relationships with new licensees generally, as they may have no prior experience with us or our brands and they may need to generate demand for our brands among entirely new retailer and consumer bases, which could take many years and involve significant costs.  Even though it is a normal part of our business to replace licensees whose arrangements with us have expired without renewal or have otherwise terminated, and even though we have entered into several new wholesale licensing agreements that are intended to replace, over time, the royalty revenue generated by our former license agreements with Target and Kohl’s, the royalty revenues we receive from the new licensees may not in the near term, or ever, reach or exceed the royalty revenues earned under the previous relationships.    As a result, the expiration of these license agreements has had an adverse effect on our royalty revenues for these brands and our overall business and results in Fiscal 2019 and Fiscal 2018, and this effect could continue or worsen in future periods as the transition to our new licensees for these brands remains ongoing.  Moreover, as with all licensee replacements, the royalty revenues we receive from the new licensees may not in the near term, or ever, reach or exceed the royalty revenues earned under the previous relationships, which could have a material adverse effect on our business and results of operations over the long term.

The failure of our licensees to sell products that generate royalties to us, to pay us royalties pursuant to their license agreements with us, or to renew these agreements could negatively affect our results of operations and financial condition.

Our revenues are dependent on royalty payments made to us under our license and design services agreements.  Although some of our license agreements guarantee a minimum royalty payment to us each year, the failure of our licensees to satisfy these or the other obligations under their agreements with us, their decision to not renew their agreements with us or their inability to grow or maintain their sales of products bearing our brands or their businesses generally could cause our revenues to decline.  These events or circumstances could occur for a variety of reasons, many of which are outside our control, including business and operational risks that impact our licensees’ ability to make payments and sell products generally, such as obtaining and maintaining desirable store locations and consumer acceptance and presence; retaining key personnel, including the specific individuals who work on sales and marketing for products bearing our brands; and liquidity and capital resources risks.  Further, while we historically have been dependent on our relationships with Target and Kohl’s, the failure by any of our other key licensees or the concurrent failure by several licensees to meet their financial obligations to us or to renew their license agreements with us could materially and adversely impact our results of operations and our financial condition.

Our business may be negatively impacted by general economic conditions.

Our performance is subject to worldwide economic conditions and the corresponding impact on levels of consumer spending, which may affect our licensees’ retail sales.  It is difficult to predict future levels of consumer spending, and any such predictions are inherently uncertain.  Many factors affect the level of consumer spending in the industry in which we operate, including, among others, prevailing economic conditions; levels of employment, salaries and wage rates; energy costs; interest rates; the availability of consumer credit; tax rates; and consumer confidence in future economic conditions.  Further, our industry is heavily influenced by general economic cycles, as purchases of apparel, footwear, accessories and home products tend to decline in periods of economic uncertainty, slowdown or recession because disposable income typically declines during these periods.  As a result, the risks associated with our business are generally more acute in these periods.  For instance, general uncertainty in U.S. economic, political, regulatory, and market conditions has increased following the results of the 2016 U.S. presidential election due to the unpredictability of the policies and direction of the current administration, and these uncertainties may result in decreased confidence in the U.S. or global economy and decreased levels of consumer spending.  In addition to decreased consumer spending generally, periods of uncertainty, slowdown or recession may be accompanied by decreased demand for, or additional downward pricing pressure on, the products carrying our brands.  Accordingly, any prolonged economic slowdown, a lengthy or severe recession or any other negative trend in the U.S. or global economy would likely have a material adverse effect on our results of operations, financial condition and business prospects.

We are subject to additional risks associated with the international scope of our operations.

Many of our licensees are located outside the United States, and we aim to expand our international revenues. In addition, we have subsidiaries and employees in Amsterdam and other countries outside the United States.

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

Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data or personally identifiable information could adversely affect our business and could subject us to liability or reputational damage.

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

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

Existing laws, regulations, listing requirements and other standards relating to corporate governance and public disclosure significantly increase the costs and risks associated with operating as a publicly traded company in the United States.  Our management team devotes significant time and financial resources to try to comply with existing and evolving standards for public companies.  Notwithstanding our efforts, it is possible that financial and other public reports we are obligated to file may not be considered timely, accurate or complete, in which case we may be forced to devote additional time and capital resources to further improve our public reporting systems and processes.  In addition, any noncompliance with public reporting requirements could subject us to sanctions or investigation by regulatory authorities, such as the SEC, which could involve fines or other penalties, and could also adversely affect our financial results, result in a loss of investor confidence in the reliability of our financial information and other public disclosures and jeopardize the listing of our common stock on the Nasdaq Capital Market, as described elsewhere in these risk factors.  If any of these risks were to occur, our business and reputation could be materially adversely affected, and the market price of our common stock could materially decline.

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

The trading price of our common stock has been, and is likely to continue to be, subject to material fluctuations.  These fluctuations can be caused by various factors, including, among others: (i) our financial results and financial condition, including our liquidity; (ii) our ability to maintain compliance with our obligations, including our credit facility; (iii) the successful completion of any acquisition or strategic transaction, including the integration of the acquired assets or businesses and realization of the intended or expected synergies and other benefits; (iv) any announcements by us, our retail partners or our competitors regarding or affecting the retail environment, the reputation of our brands, our existing or any new license agreements and brand representations, or acquisitions, strategic alliances or other transactions; (v) recruitment or departure of key personnel; (vi) changes in our financial guidance, if any, expectations for our financial results in the investment community, or the recommendations of any securities analysts that elect to follow our common stock; (vii) any material weaknesses in our internal control over financial reporting or any failures to comply with our public reporting requirements; (viii) market conditions in the retail industry and the economy as a whole; and (ix) the other risks described in these risk factors.

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

Determinations regarding the payment of dividends are subject to the discretion of our board of directors.  As a result, we may not pay any dividends in future periods, whether or not we generate sufficient cash to do so.  In addition, pursuant to our credit facility, subject to limited exceptions, we are prohibited from paying dividends or making other distributions to our stockholders without our lender’s consent.  As a result, any return on an investment in our common stock may be limited to an appreciation in the value of our common stock.

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

Our certificate of incorporation allows our board of directors to issue up to 1,000,000 shares of “blank check” preferred stock without any action by our stockholders.  Subject to the restrictions under our credit facility, such shares of preferred stock may be issued on terms determined by our board of directors in its discretion, and may have rights, preferences and privileges superior to those of our common stock.  For instance, such shares of preferred stock could have liquidation preferences that are senior to the liquidation rights applicable to our common stock, could have superior voting or conversion rights, which could adversely affect the voting power of the holders of our common stock, or could have other terms that negatively impact the voting control or other rights of our common stockholders.  Additionally, the ownership interest of holders of our common stock would be diluted following the issuance of any shares of our preferred stock. Further, the preferred stock could be utilized, under certain circumstances, as a method for discouraging, delaying or preventing a change in control of our Company, even at a time or under circumstances when you or other stockholders may prefer such a change in control.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

We lease an 11,181 square foot office facility in Sherman Oaks, California, which serves as our corporate headquarters.  The lease for this facility will expire on October 31, 2024, subject to our option to renew the lease for an additional five years thereafter.

We lease a 27,749 square foot office facility in Amsterdam, Netherlands since the completion of the Hi-Tec Acquisition, a portion of which is subleased to one of our licensees.  The lease for this facility expires in December 2026.

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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

Our common stock trades on the Nasdaq Capital Market under the trading symbol “CHKE”.  There were no dividends declared or paid during Fiscal 2019 or Fiscal 2018.

As of April 3, 2019, the approximate number of holders of record of our common stock was 54.  This figure does not include an indeterminable number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

From time to time, our board of directors may, in its discretion, declare cash dividends depending on our financial condition, results of operations, cash flow, capital requirements, compliance with our senior secured credit facility and other factors deemed relevant by our board of directors. See the discussion under “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis” and Note 8 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” for information about the restrictions on dividends contained in our credit facility.

Item 6.    SELECTED FINANCIAL DATA

The following financial information has been derived from our consolidated financial statements.  Our consolidated financial statements for Fiscal 2019 and Fiscal 2018 and for each of the two years ended February 2, 2019 are included in this Annual Report and have been audited by our independent registered public accounting firm.  You should read this information together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Supplementary Data”.

	Year Ended
(In thousands, except per share data)	February 2, 2019 (1)	February 3, 2018 (1)	January 28, 2017 (1)	January 30 2016	January 31, 2015
Income Statement Data:
Revenues	$24,444	$29,365	$34,022	$34,654	$34,968
Selling, general and administrative expenses	14,638	25,446	19,106	16,553	16,902
Stock-based compensation and stock warrant charges	890	3,789	2,380	2,222	1,175
Business acquisition and integration costs	307	7,537	11,498	1,234	—
Restructuring charges	5,755	2,080	3,782	—	—
Intangible asset impairment charge	—	35,500	—	—	—
Gain on sale of assets	(479)	—	—	—	—
Depreciation and amortization	1,478	1,408	1,483	1,329	1,503
Operating (loss) income from continuing operations	1,855	(46,395)	(4,227)	13,316	15,388
(Loss) income from continuing operations before income taxes	(9,638)	(52,831)	(5,464)	12,791	14,534
Net (loss) income from continuing operations	(12,326)	(55,861)	(8,722)	8,433	9,820
Basic (loss) earnings per share from continuing operations	(0.87)	(4.16)	(0.93)	0.97	1.17
Diluted (loss) earnings per share from continuing operations	(0.87)	(4.16)	(0.93)	0.95	1.15
Cash dividends declared per share	—	—	—	—	0.10

(In thousands)	February 2, 2019	February 3, 2018	January 28, 2017	January 30 2016	January 31, 2015
Balance Sheet Data:
Working capital of continuing operations	$(917)	$(48,200)	$(6,979)	$3,010	$5,881
Total assets of continuing operations	93,111	101,729	153,081	70,548	58,660
Long term debt	53,154	46,105	46,732	23,524	25,144
Stockholders’ equity	14,335	24,115	72,318	42,071	29,837

	Year Ended
(In thousands, except percentages)	February 2, 2019 (1)	February 3, 2018 (1)	January 28, 2017 (1)	January 30 2016	January 31, 2015
Non-GAAP and Other Data:
Adjusted EBITDA (2)	$9,806	$3,919	$14,916	$18,101	$18,066
Selling, general and administrative expenses ratio (3)	59.9%	86.7%	56.2%	47.8%	48.3%
Return on average stockholders’ equity (4)	(64.1)%	(115.9)%	(15.2)%	23.5%	41.1%

(1)	Fiscal 2019, Fiscal 2018 and Fiscal 2017 include the operations of Hi-Tec since its acquisition on December 7, 2016.
(2)

Adjusted EBITDA is defined as net income before (i) interest expense, (ii) interest income and other income, (iii) provision for income taxes, (iv) depreciation and amortization, (v) gain on sale of assets, (vi) intangible asset impairment loss, (vii) restructuring charges, (viii) business acquisition and integration costs and (ix) stock-based compensation and stock warrant charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the cost of acquiring or disposing of businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring or disposing of businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  A reconciliation from net (loss) from continuing operations as reported in our consolidated statement of operations to Adjusted EBITDA is as follows:

	Year Ended
(In thousands)	February 2, 2019	February 3, 2018	January 28, 2017	January 30 2016	January 31, 2015
Net (loss) income from continuing operations	$(12,326)	$(55,861)	$(8,722)	$8,433	$9,820
Provision for income taxes	2,688	3,030	3,258	4,358	4,714
Interest expense	8,220	6,500	1,661	711	854
Other expense (income)	3,273	(64)	(424)	(186)	—
Depreciation and amortization	1,478	1,408	1,483	1,329	1,503
Gain on sale of assets	(479)	—	—	—	—
Intangible asset impairment loss	—	35,500	—	—	—
Restructuring charges	5,755	2,080	3,782	—	—
Business acquisition and integration costs	307	7,537	11,498	1,234	—
Stock-based compensation and stock warrant charges	890	3,789	2,380	2,222	1,175
Adjusted EBITDA	$9,806	$3,919	$14,916	$18,101	$18,066

(3)	Computed based on selling, general and administrative expenses divided by revenues.
(4)	Computed based on net (loss) income from continuing operations divided by the average of beginning and ending stockholders’ equity.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

As used in this discussion and analysis, “Cherokee Global Brands”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise.  Additionally, “Fiscal 2019” refers to our fiscal year ending February 2, 2019; “Fiscal 2018” refers to our fiscal year ended February 3, 2018; and “Fiscal 2017” refers to our fiscal year ended January 28, 2017.  We have a 52‑ or 53‑week fiscal year ending on the Saturday nearest to January 31.  This results in a 53‑week fiscal year approximately every four or five years.  Fiscal 2018 was a 53-week fiscal year, while each of Fiscal 2019 and Fiscal 2017, Fiscal 2016 and Fiscal 2015 were 52‑week fiscal years.  This discussion and analysis should be read together with the consolidated financial statements and related notes included in this annual report on Form 10‑K.

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

Overview

Cherokee Global Brands is a global marketer and manager of a portfolio of fashion and lifestyle brands that we own, brands that we create, and brands that we develop for others.  Company-owned brands, which are licensed in multiple consumer product categories and retail channels around the world, include Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Everyday California, Carole Little, Sideout and others.  As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio.  We believe the strength of our brand portfolio and platform of design, product development and marketing capabilities has made us one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, accessories and home products.

We have licensing relationships with recognizable retail partners in their global locations to provide them with the rights to design, manufacture and sell products bearing our brands.  We refer to this strategy as our “Direct to Retail” or “DTR” licensing model.  We also have license agreements with manufacturers and distributors for the manufacture and sale of products bearing our brands, which we refer to as “wholesale” licensing.  In addition, we have relationships with other retailers that sell products we have developed and designed.  As a brand marketer and manager, we do not directly sell product ourselves.  Rather, we earn royalties when our licensees sell licensed products bearing the trademarks that we own or that we have designed and developed.

For certain of our key legacy brands, including Cherokee, Hawk Signature and Tony Hawk and Liz Lange, we are shifting our strategy for U.S. sales from DTR licensing to wholesale licensing.  In addition, we are primarily pursuing a wholesale licensing strategy for global sales of our recently acquired Hi-Tec, Magnum, Interceptor and 50 Peaks brands.  We believe these arrangements signal a significant shift in our business strategy, from our historical focus on DTR licensing for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands.  Although we believe these new wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships, and may provide additional avenues to obtain brand recognition and grow our Company, this shift in our strategy also exposes us to a number of risks, and it has had a negative effect on our results of operations in Fiscal 2019 and Fiscal 2018 as we transition to our new licensees.

We derive revenues primarily from licensing our trademarks to retailers and wholesalers all over the world, and we are continually pursuing relationships with new retailers, wholesalers and others in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums.  As of February 2, 2019, we had 46 continuing license agreements in approximately 80 countries.  These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya, Big 5, Academy, JD Sports, Black’s and Lidl.  As of February 2, 2019, we had contractual rights to receive over $60.7 million forward‑facing minimum royalty revenues over the next ten years, excluding any revenues that may be guaranteed in connection with contract renewals.

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

Revenue Overview

We typically enter into license agreements with retailers, manufacturers and distributors for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Our revenues by geographic territory are as follows:

	Year Ended
(In thousands, except percentages)	February 2, 2019		February 3, 2018
U.S. and Canada	$6,410	26%	$13,913	47%
EMEIA	9,481	39%	8,740	30%
Asia/Pacific	4,597	19%	3,524	12%
Latin America	3,956	16%	3,188	11%
Revenues	$24,444	100%	$29,365	100%

United States and Canada.  Our largest licensees in the United States have historically been Target and Kohl’s.  Our license agreements with Target for Cherokee branded products in the school uniforms category and Liz Lange brand products, and our license agreement with Kohl’s, expired at the end of Fiscal 2018.  These licensees contributed no revenues in Fiscal 2019 while contributing 22%, of our revenues for Fiscal 2018.  We are replacing our Target license with various other licensees for the sale of Cherokee branded products in the United States, and we have entered into a master license agreement with a third party for Liz Lange branded maternity products beginning in Fiscal 2019.  Similarly, we are replacing our Kohl’s license with various other licensees for the sale of Hawk Signature and Tony Hawk branded products in the United States.  Our ability to generate royalty revenues from other licensees sufficient to replace our historical royalty revenues from Target and Kohl’s is yet to be determined, particularly in the near term as our wholesale arrangements begin to gain traction with new retailers and their customers.

EMEIA.  Revenues from our licensees in the United Kingdom, Europe and other countries in this region have grown as a component of our total revenues since our acquisition of the Hi-Tec and Magnum brands in the fourth quarter of Fiscal 2017. Royalties from our Cherokee brand also contributed to growth in this region in Fiscal 2019 as Cherokee products are now being produced and distributed by a pan-European retail chain.

Asia/Pacific.  The growth in our royalty revenues from the Asia/Pacific region came primarily from our new product development and design services agreement with a major retailer in the People’s Republic of China.  We are providing our product design and development expertise for a brand that they own, which we believe will efficiently enhance their retail operations.

Latin America.  Our royalty revenues from Latin America primarily resulted from licensees in Mexico, Peru and Chile.  Royalty revenues from our Cherokee brand grew in these territories, and our Hi-Tec and Magnum licensee increased its market share in these territories.

Results of Operations

The table below contains certain information about our continuing operations from our consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.

	Year Ended
(In thousands, except percentages)	February 2, 2019		February 3, 2018
Revenues:
Cherokee	$9,706	39.7%	$11,082	37.7%
Hi-Tec, Magnum, Interceptor and 50 Peaks	11,564	47.3%	9,677	33.0%
Hawk	602	2.5%	5,479	18.7%
Other brands	2,572	10.5%	3,127	10.6%
Total revenues	24,444	100.0%	29,365	100.0%
Operating expenses:
Selling, general and, administrative expenses	14,638	59.9%	25,446	86.7%
Stock-based compensation and stock warrant charges	890	3.6%	3,789	12.9%
Business acquisition and integration costs	307	1.3%	7,537	25.7%
Restructuring charges	5,755	23.5%	2,080	7.1%
Gain on sale of assets	(479)	-2.0%	—	0.0%
Intangible asset impairment charge	—	0.0%	35,500	120.9%
Depreciation and amortization	1,478	6.0%	1,408	4.8%
Total operating expenses	22,589	92.4%	75,760	258.0%
Operating income (loss) from continuing operations	1,855	7.6%	(46,395)	-158.0%
Interest expense and other income, net	(11,493)	-47.0%	(6,436)	-21.9%
Income (loss) from continuing operations before income taxes	(9,638)	-39.4%	(52,831)	-179.9%
Provision for income taxes	2,688	10.9%	3,030	10.3%
Net loss from continuing operations	$(12,326)	-50.3%	$(55,861)	-190.2%
Non-GAAP data:
Adjusted EBITDA(1)	$9,806		$3,919

(1)

We define Adjusted EBITDA as net income before (i) interest expense, (ii) interest income and other income, (iii) provision for income taxes, (iv) depreciation and amortization, (v) intangible asset impairment loss, (vi) gain on sale of assets, (vii) restructuring charges, (viii) business acquisition and integration costs and (ix) stock-based compensation and stock warrant charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the cost of acquiring or disposing of businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring or disposing of businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  See a reconciliation of this non-GAAP financial measure to our consolidated statement of operations in Item 6. of this Annual Report.

Fiscal 2019 Compared to Fiscal 2018

The decrease in royalty revenues in Fiscal 2019 was primarily due to the expiration of our Kohl’s license for Tony Hawk branded products and our Target licenses for Cherokee branded products in the school uniforms category and Liz Lange brand products.  These licenses expired at the end of Fiscal 2018 and generated no revenues for us in Fiscal 2019.  Furthermore, we disposed of our Flip Flop Shop franchise business in the second quarter of Fiscal 2019.  Royalty revenues also decreased during the year as certain other license agreements expired in Fiscal 2018 that did not generate revenues in Fiscal 2019.  Combined, these terminated licensees and franchise operations that were sold represented $9.8 million of royalties during Fiscal 2018.  These revenue decreases were partially offset by revenue increases from our Hi-Tec, Magnum, Interceptor and 50 Peaks brands and by royalties from our new Cherokee licensee in Germany during Fiscal 2019.

Cherokee

Cherokee branded products are now distributed in the United States under wholesale licensing arrangements.  In the past, sales of Cherokee branded products in the United States were governed by our DTR license agreement with Target.  These new wholesale arrangements consist of multiple license agreements with different distributors that include higher royalty rates but lower minimum annual royalty obligations, as compared to our license agreement with Target.  Our overall royalty revenues from our licensees’ sales of Cherokee branded products decreased 12% to $9.7 million in Fiscal 2019 from $11.1 million in Fiscal 2018, primarily due to the expiration of our license agreement with Target at the end of Fiscal 2018.  While replacing expiring license agreements with new license agreements is a normal part of our business and may result in a temporary decline in revenues, our royalty revenues from our new licensee’s sales of Cherokee branded products in future periods will depend on the ability of these new licensees to gain traction with new retailers and their customers.

In November 2018, we were notified by our Cherokee brand licensee in South Africa that they would not be renewing their license agreement beyond its current extension in June 2019.  We expect that this will have a negative impact on our business in the upcoming fiscal year and beyond if we are unable to replace this licensee with another licensee in this territory.  This license agreement generated $1.2 million of revenues during Fiscal 2019 and did not contain minimum guaranteed royalties.

Hi-Tec, Magnum, Interceptor and 50 Peaks

In December 2016, we completed the Hi-Tec Acquisition whereby we acquired the intellectual property of Hi-Tec, including the Hi-Tec, Magnum, Interceptor and 50-Peaks brands and related trademarks.  At that time and in the following year, we entered into wholesale license agreements with certain of Hi-Tec’s operating partners and/or distributors to sell Hi-Tec, Magnum, Interceptor and 50 Peaks branded products in the United States, Canada, the United Kingdom, continental Europe, Latin America, the Middle East, Russia, Asia Pacific, South Africa and other territories.  These arrangements are structured similarly to our other wholesale licensing arrangements.  Our royalty revenues from our licensees’ sales of Hi-Tec, Magnum, Interceptor and 50-Peaks branded products increased 20% to $11.6 million in Fiscal 2019 from $9.7 million in Fiscal 2018.  The Hi-Tec product assortment now includes apparel and accessories, and distribution of Hi-Tec and Magnum products has been expanded geographically and to new retail partners and distributors.

Hawk Signature and Tony Hawk

Royalty revenues from our license agreements for the sale of Hawk Signature and Tony Hawk branded products decreased 89% to $0.6 million in Fiscal 2019 from $5.5 million in Fiscal 2018.  We have new wholesale license arrangements for the sale of Hawk Signature and Tony Hawk branded products in the United States, but royalties from these licensees in Fiscal 2019 were not enough to offset royalties lost from the expiration of our Kohl’s license at the end of Fiscal 2018.  While replacing expiring license agreements with new license agreements is a normal part of our business and may result in a temporary decline in revenues, our royalty revenues from our licensee’s sales of Hawk Signature and Tony Hawk branded products in future periods will depend on the ability of these new licensees to gain traction with new retailers and their customers.

Other Brands

Royalty revenues from our other brands decreased 18% to $2.6 million in Fiscal 2019 from $3.1 million in Fiscal 2018.  Our license agreement with Target for the sale of Liz Lange branded products expired at the end of Fiscal 2018 and resulted in no royalty revenues in Fiscal 2019, and we sold our Flip Flop Shops franchise business in the second quarter of Fiscal 2019.  These decreases were partially offset by revenues from our new product development and design services agreement with a major retailer in the People’s Republic of China.  This new agreement contains minimum guaranteed fees and resulted in $1.4 million of revenues in Fiscal 2019.

Operating Expenses

Selling, general and administrative expenses decreased 42% to $14.6 million in Fiscal 2019 from $25.4 million in Fiscal 2018.  These ongoing expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our ongoing operations.  This $10.8 million decrease reflects our restructuring plans that we implemented during Fiscal 2019 and Fiscal 2018 to improve our organizational efficiencies by eliminating redundant positions and unneeded facilities, and by terminating various consulting and marketing contracts.  We incurred a $5.8 million charge in Fiscal 2019 and a $2.1 million charge in Fiscal 2018 as a result of implementing these plans.  We also reduced spending in other areas and eliminated temporary employees used in Fiscal 2018 after we completed the acquisition of Hi-Tec.  We believe that these changes eliminate unnecessary costs and enable us to operate effectively going forward as we leverage one executive structure to manage our business globally.

Stock-based compensation and stock warrant charges in Fiscal 2019 was $0.9 million compared to $3.8 million in Fiscal 2018, and comprises charges related to stock option and restricted stock grants, and in Fiscal 2018, $1.3 million of stock warrant charges related to modifications to our former credit facility.  We incurred $0.3 million of legal, due diligence and other costs related to business acquisition and integration in Fiscal 2019 compared to $7.5 million in Fiscal 2018.  We experienced significant costs in Fiscal 2018 related to the Hi-Tec Acquisition as we converted its operations from a sales and distribution model to our brand licensing model.

We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that is being amortized over their useful lives.  Our revenue projections at the end of Fiscal 2018 were significantly lower than our previous revenue projections for our Tony Hawk, Liz Lange, Flip Flop Shops and Every Day California brands.  The transition from our former DTR licenses to wholesale licensees for Tony Hawk and Liz Lange branded products had taken longer than previously estimated, and our Flip Flop Shops franchise business experienced the closure of various under-performing retail stores during Fiscal 2018.  Based on these lower revenue projections, it was determined that the fair values of the underlying trademarks at that time were less than their then carrying values, and an impairment charge of $35.5 million was recorded in Fiscal 2018.  At that time, we began amortizing these trademarks, which had been previously classified as indefinite lived, because the competitive environment for their use no longer supported an indefinite life.  During the second quarter of Fiscal 2019, we disposed of our Flip Flop Shops business, which resulted in a gain on sale.

Interest Expense and Other Income

Interest expense was $8.2 million in Fiscal 2019 compared to $6.5 million in Fiscal 2018.  In addition to our normal interest expense that is based on LIBOR, we also incurred various charges in the second quarter of Fiscal 2019 related to our former credit facility.  We paid a repayment premium of $0.5 million when the former credit facility was replaced, and we incurred approximately $0.3 million of penalty interest while our loan was in default.  Remaining unamortized deferred financing costs of $3.2 million that were associated with the former credit facility were charged to other expense as a result of the repayment.

Provision for Income Taxes

In Fiscal 2019, our effective tax rate was negative 28.0%, while our effective tax rate for Fiscal 2018 was negative 5.7%.  Even though we generated pretax losses in both Fiscal 2019 and Fiscal 2018, we did not recognize tax benefits in either of those years.   Rather, we recorded income tax provisions of $2.7 million and $3.0 million for Fiscal 2019 and Fiscal 2018, respectively, primarily as a result of deferred tax valuation allowances.  The benefits of tax losses in our U.S. tax jurisdiction are not being recognized primarily because of accumulated losses generated.  In addition, the benefits of the deferred tax assets of the foreign subsidiaries acquired in the Hi-Tec Acquisition are not being recognized due to the cumulative losses generated by those foreign subsidiaries.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduced U.S. corporate income tax rates to 21.0% as of January 1, 2018.  The rate change became effective during Fiscal 2018, resulting in a blended statutory rate of 32.8% for that year.  The other impacts of the Tax Cuts and Jobs Act did not have a material effect on our reported results of operations in Fiscal 2019 or Fiscal 2018 because of valuations allowances established in the U.S. during Fiscal 2018.  Our accounting for the various elements of the Tax Cuts and Jobs Act in Fiscal 2019 was not significantly different than our provisional accounting in Fiscal 2018.

Net Loss from Continuing Operations and Adjusted EBITDA

Our net loss from continuing operations decreased to a loss of $12.3 million in Fiscal 2019 from a loss of $55.9 million in Fiscal 2018 as a result of the above factors, which equates to a loss of $0.87 per share on a diluted basis in Fiscal 2019 and a loss of $4.16 per share on a diluted basis in Fiscal 2018.  Our Adjusted EBITDA increased 150% to $9.8 million in Fiscal 2019 from $3.9 million in Fiscal 2018.

Liquidity and Capital Resources

We generally finance our working capital needs and capital investments with operating cash flows, terms loans, subordinated promissory notes and lines of credit.  In December 2016, we entered into a $50.0 million credit facility that was used to partially fund the Hi-Tec Acquisition.  On August 3, 2018, we replaced that credit facility with a $40.0 million term loan and $13.5 million of subordinated promissory notes, and on January 30, 2019, we entered into an incremental $5.3 million term loan.

Cash Flows

We used $8.6 million of cash in our operating activities related to our continuing operations in Fiscal 2019 compared to $11.7 million of cash used in Fiscal 2018.  This $3.1 million improvement in cash flow from continuing operations resulted primarily from an $11.6 million increase in our operating cash flows from our net loss from continuing operations after adding back noncash expenses.  This improvement was partially offset by the $9.2 million increase in cash used to reduce other current liabilities, which resulted primarily from payments made to fund the cost of our restructuring plans.

We generated $5.3 million of cash from our investing activities in Fiscal 2019 compared to $0.7 million in Fiscal 2018.  We received $5.6 million in Fiscal 2019 from the disposition of our Flip Flop Shops franchise business and the sale of our remaining sales and distribution operations of Hi-Tec to International Brands Group.  We also use cash to continually invest in the maintenance of our trademarks around the world, and we make recurring capital investments in property and equipment.

Our financing activities provided $5.7 million of cash in Fiscal 2019, compared to $1.1 million of cash used in Fiscal 2018.  We refinanced our former credit facility in Fiscal 2019 and received cash from the exercise of stock warrants, which generated cash to use for working capital purposes.  The cash used in our financing activities in Fiscal 2018 resulted from financing activities related to our acquisition of Hi-Tec along with financial requirements related to amendments of our former credit facility that were necessary after failing to maintain the financial and reporting covenants as required by the credit facility.

Credit Facilities

On August 3, 2018, we replaced our previous credit facility with a combination of a new senior secured credit facility, which provided a $40.0 million term loan, and $13.5 million of subordinated promissory notes.  On January 30, 2019, the credit facility was amended to provide an additional $5.3 million term loan.  The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The term loans are secured by substantially all of our assets and are guaranteed by our subsidiaries.  The $13.5 million of subordinated promissory notes mature in November 2021, and they are secured by a second priority lien on substantially all of our assets and guaranteed by our subsidiaries.  Interest is payable monthly on the subordinated promissory notes, but no periodic amortization payments are required.  The subordinated promissory notes are subordinated in rights of payment and priority to the term loan but otherwise have economic terms substantially similar to the term loan.  The weighted-average interest rate on both the term loan and subordinated promissory notes at February 2, 2019 was 11.3%.  Outstanding borrowings under the senior secured credit facility were $45.1 million at February 2, 2019, and outstanding subordinated promissory notes were $13.5 million.

The term loan is subject to a borrowing base and includes financial covenants and obligations regarding the operation of our business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of Adjusted EBITDA, as defined in the credit agreement (approximately $9.5 million for the trailing twelve months as of February 1, 2020), and maintain a minimum cash balance of $1.0 million.  We are required to maintain a borrowing base comprising the value of our trademarks that exceeds the outstanding balance of the term loan.  If the borrowing base is less than the outstanding term loan at any measurement period, then we would be required to repay a portion of the term loan to eliminate such shortfall.

Our financial projections currently indicate that we will remain in compliance with the Adjusted EBITDA and minimum cash balance covenants for a period of at least one year from the date of this annual report. However, there is an inherent risk that we may not achieve our projections and that our licensees may report lower than expected royalties, or the timing of cash receipts may not be in line with our projections. Should any of these scenarios occur, there is a risk that we may violate the Adjusted EBITDA covenant or the minimum cash balance covenant.

If actual revenues during the upcoming year are lower than our projections by an amount that may potentially result in a violation of the Adjusted EBITDA covenant or the minimum cash balance covenant, or if timing of cash receipts is materially different than our expectations, we believe that there are various cash saving measures that could be quickly implemented during this time period, including reductions in discretionary expenses related to marketing programs, product development, and general and administrative expenses, including reducing personnel and personnel related costs if necessary. Although these measures are not expected to be used, and such actions could potentially harm the business, we believe that if necessary, the cash savings from these actions would allow us to maintain compliance with the Adjusted EBITDA covenant and the minimum cash balance covenant. If we do not comply with the terms of the credit agreement in the future, including if we experience a change of control, it would be an event of default, and, subject to certain cure periods, the lender would have the right to require immediate repayment of the term loan, and/or exercise any other rights or remedies it may have, including foreclosing on our assets that serve as collateral.  Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements.

Our former credit facility included $11.5 million of junior participation interests that were held by a large stockholder, one of our board members and major stockholder, and our chief executive officer who is also one of our board members.  These junior participation interests, along with $2.0 million of cash from our major stockholder, were exchanged into $13.5 million of the new subordinated promissory notes referred to above with these same parties. On December 28, 2018, we borrowed $2.0 million on a subordinated basis from a large stockholder and two board members to provide working capital. These notes were repaid on January 30, 2019 with proceeds from the additional term loan under the Company’s senior secured credit facility.

In connection with the refinancing on August 3, 2018, we issued warrants to purchase 1,192,997 shares of our common stock to our term loan lenders at an exercise price of $0.45 per share, and we issued warrants to purchase 1,600,000 shares of our common stock to certain holders of our subordinated promissory notes at an exercise price of $0.50 per share.  Each warrant is exercisable on issuance and has a seven-year life.  Warrants to purchase 690,000 shares of the Company’s common stock were also issued to the Company’s term loan lenders in connection with the additional $5.3 million term loan on January 30, 2019 at an exercise price of $0.76 per share with a 7-year life.  The fair values of these warrants were $1.2 million on their grant dates as determined using a Black Scholes option pricing model and were included as a noncash component of deferred financing costs.  The underlying shares of these warrants were registered for resale in November 2018, and in January 2019, 355,000 stock warrant shares were exercised and converted into our common stock for a cash exercise price of $0.2 million.

The following table shows the lenders, their relationship to the company, the loan amounts provided at the time and the stock warrants issued to such investors, if any:

(Dollars in thousands)	Term Loan and Junior Note Amounts	Stock Warrant Shares
Term Loan lenders, unrelated parties	$40,000	1,192,997
Additional Term Loan lenders, unrelated parties	5,250	690,000
Cove Street Capital, LLC, large stockholder	9,000	1,245,000
Jess Ravich, board member and large stockholder	4,400	355,000
Henry Stupp, Chief Executive Officer and board member	100	—
	$58,750	3,482,997

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

Revenue Recognition and Deferred Revenue

We adopted ASC 606 using the modified retrospective method as of February 4, 2018, the beginning of the first quarter of Fiscal 2019.  The adoption of the new guidance primarily affected the recognition of minimum guaranteed royalties in our license agreements that have historically been recognized as earned in accordance with those agreements, while under this new standard, such royalties are generally recognized on a straight-line basis over the term of the license agreements.  Accordingly, for license agreements with escalating minimum guaranteed royalties, revenues will generally be higher during the early years of the license agreement than they would have been under the previous guidance.  The cumulative effect on adoption of ASC 606 totaled $0.3 million, which was charged to accrued revenue or deferred revenue with a corresponding credit to accumulated deficit, for all contracts not completed as of the adoption date. The comparative information has not been restated.  As a result of adopting ASC 606, we recognized $1.1 million of additional revenue in Fiscal 2019.

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

Our license agreements include audit rights to allow us to validate the amount of royalties received.  Differences between amounts initially recognized and amounts subsequently determined under audit are recognized when the differences become known and are considered collectible.  We regularly enforce our intellectual property rights and pursue third parties that are utilizing our trademarks without a license.  Royalties generated from these enforcement proceedings are recognized when they are determined and considered collectible.  We consider revenue recognition to be a critical accounting policy because of the significance of revenues to our operating results.

Intangible Assets and Goodwill

We hold various trademarks that are registered with the United States Patent and Trademark Office and similar government agencies in a number of other countries.  Acquired trademarks are either capitalized and amortized on a straight-line basis over their estimated useful lives, or classified as an indefinite-lived asset and not amortized if no legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives.  We routinely evaluate the remaining useful life of trademarks that are not being amortized to determine whether events or circumstances continue to support an indefinite useful life.  Goodwill represents the excess of purchase price over the fair value of assets acquired in business combinations and is not amortized.  Indefinite lived trademarks and goodwill are evaluated annually for impairment or when events or circumstances indicate a potential impairment, and an impairment loss is recognized to the extent that the asset’s carrying amount or the reporting unit’s book value exceeds its fair value.  We estimate these fair values, in part, based on discounted cash flow models that include assumptions determined by us regarding projected revenues, operating costs and discount rates.  Our expectations regarding license agreement renewals are also considered, along with forecasts of revenues from replacement licensees for those that have terminated.

In determining if there was an impairment of the goodwill associated with the Hi-Tec reporting unit during our annual impairment testing for Fiscal 2019 that occurs during our year-end close process, we used the discounted cash flow method (income approach) and the market multiples method (market approach) to estimate the fair value of the reporting unit.  We assigned a 50% weighting to the income approach and a 50% weighting to the market approach.  The results of our annual impairment test indicated that the estimated fair value of equity of our Hi-Tec reporting unit was 36% higher than the book value of the reporting unit.  The income approach is affected by, among other things, our business plan for the future and estimated results of future operations and the estimated weighted average cost of capital.  Changes in the business plan, operating results, or changes in the weighted average cost of capital may materially impact the estimated value of the Hi-Tec reporting unit under the income approach.  Changes in marketplace multiples may materially impact the estimated value of the Hi-Tec reporting unit under the market approach.

We restructured our operations in Fiscal 2019 to improve our organizational efficiencies, and we no longer evaluate financial information and business activities of the business acquired in the Hi-Tec Acquisition on a standalone basis.  Consequently, the Company’s operations now comprise one reportable segment, which consists of a single operating segment and reporting unit.  We expect to perform our goodwill impairment testing on that basis going forward.

In connection with our Fiscal 2018 annual impairment testing of our indefinite lived trademarks, our discounted cash flow model indicated that indefinite lived trademarks related to four of our brands were impaired, and we recognized an impairment charge of $35.5 million related to our Tony Hawk, Liz Lange, Flip Flop Shops and Every Day California trademarks.  These impairment charges resulted primarily from significant changes to our cash flow projections to reflect lower revenue expectations in the future and to align the resulting estimates of fair value with the fair value indicated by our then current market capitalization.  In conjunction with these impairment assessments we concluded that the competitive and economic environment for the use of these trademarks no longer supported indefinite useful lives. Accordingly, these trademarks are now being amortized over their estimated remaining useful lives.  Cherokee, Hi-Tec, Magnum, Interceptor and 50 Peaks are our other brands with trademarks classified as indefinite lived, and our latest discounted cash flow model indicates that they are not impaired and have an excess of fair values over carrying values.

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

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included in this Annual Report for a description of recent accounting pronouncements.

Off‑Balance Sheet Arrangements

We do not have off‑balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition or results of operations.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cherokee Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cherokee Inc. and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended February 2, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the two years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

April 23, 2019

We have served as the Company's auditor since 2017.

CHEROKEE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	February 2, 2019	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$4,284	$3,174
Accounts receivable, net	4,363	9,805
Other receivables	339	472
Prepaid expenses and other current assets	857	1,258
Current assets of discontinued operations	—	1,868
Total current assets	9,843	16,577
Property and equipment, net	620	1,090
Intangible assets, net	64,751	69,548
Goodwill	16,252	16,352
Accrued revenue and other assets	1,645	30
Total assets	$93,111	$103,597
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,120	$7,205
Other current liabilities	4,714	7,370
Current portion of long-term debt	1,300	46,105
Deferred revenue—current	1,626	2,229
Current liabilities of discontinued operations	—	1,103
Total current liabilities	10,760	64,012
Long-term liabilities:
Long-term debt	53,154	—
Deferred income taxes	12,055	10,466
Other liabilities	2,807	5,004
Total liabilities	78,776	79,482
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, shares issued 14,700,953 (February 2, 2019) and 13,997,200 (February 3, 2018)	294	280
Additional paid-in capital	76,633	74,377
Accumulated deficit	(62,592)	(50,542)
Total stockholders’ equity	14,335	24,115
Total liabilities and stockholders’ equity	$93,111	$103,597

See notes to consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 2, 2019	February 3, 2018
Revenues	$24,444	$29,365
Operating expenses:
Selling, general and administrative expenses	14,638	25,446
Stock-based compensation and stock warrant charges	890	3,789
Business acquisition and integration costs	307	7,537
Restructuring charges	5,755	2,080
Intangible assets impairment charge	—	35,500
Gain on sale of assets	(479)	—
Depreciation and amortization	1,478	1,408
Total operating expenses	22,589	75,760
Operating income (loss)	1,855	(46,395)
Other income (expense):
Interest expense	(8,220)	(6,500)
Other income (expense), net	(3,273)	64
Total other expense, net	(11,493)	(6,436)
Loss from continuing operations before income taxes	(9,638)	(52,831)
Provision for income taxes	2,688	3,030
Net loss from continuing operations	(12,326)	(55,861)
Loss from discontinued operations, net of income taxes	—	(128)
Net loss	$(12,326)	$(55,989)
Net loss per share:
Basic loss per share from continuing operations	$(0.87)	$(4.16)
Diluted loss per share from continuing operations	$(0.87)	$(4.16)
Basic (loss) earnings from discontinued operations per share	$—	$(0.01)
Diluted (loss) earnings from discontinued operations per share	$—	$(0.01)
Basic loss per share	$(0.87)	$(4.17)
Diluted loss per share	$(0.87)	$(4.17)
Weighted average common shares outstanding:
Basic	14,130	13,431
Diluted	14,130	13,431

See notes to consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, January 28, 2017	12,951	$259	$66,612	$5,447	$72,318
Stock-based compensation	—	—	2,492	—	2,492
Equity issuances	1,046	21	3,917	—	3,938
Stock warrants	—	—	1,356	—	1,356
Net Loss	—	—	—	(55,989)	(55,989)
Balance, February 3, 2018	13,997	280	74,377	(50,542)	24,115
Adoption of ASC 606	—	—	—	275	275
Stock-based compensation	—	—	890	—	890
Equity issuances	704	14	171	—	185
Stock warrants	—	—	1,196	—	1,196
Net loss	—	—	—	(12,326)	(12,326)
Balance, February 2, 2019	14,701	$294	$76,633	$(62,592)	$14,335

See notes to consolidated financial statements.

CHEROKEE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 2, 2019	February 3, 2018
Cash flows from operating activities:
Net loss from continuing operations	$(12,326)	$(55,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,478	1,408
Restructuring charges	5,755	2,080
Intangible assets impairment charge	—	35,500
Amortization of deferred financing costs	3,903	938
Deferred income taxes and noncurrent provisions	1,758	1,636
Stock-based compensation and stock warrant charges	989	3,848
Gain on sale of assets	(479)	(36)
Changes in operating assets and liabilities, net of effects from business dispositions:
Accounts receivable	5,635	1,558
Other receivables	133	3,548
Prepaid expenses and other current assets	396	3,146
Other assets	(1,265)	—
Accounts payable	(3,808)	(7,730)
Other current liabilities	(8,447)	727
Deferred revenue	(2,282)	(2,413)
Net cash used in operating activities	(8,560)	(11,651)
Net cash (used in) provided by operating activities from discontinued operations	(1,380)	6,783
Cash flows from investing activities:
Capital investments	(253)	(545)
Proceeds from business dispositions	5,576	1,262
Net cash provided by investing activities	5,323	717
Cash flows from financing activities:
Proceeds from term loans, promissory notes and line of credit	49,250	5,000
Payments on term loan and line of credit	(40,000)	(1,600)
Debt issuance costs	(3,708)	(425)
Payments on related party loan	—	(2,500)
Payments on accounts receivable financing	—	(5,466)
Issuance of common stock	185	3,938
Net cash provided by (used in) financing activities	5,727	(1,053)
Increase (decrease) in cash and cash equivalents	1,110	(5,204)
Cash and cash equivalents, beginning of period	3,174	8,378
Cash and cash equivalents, end of period	$4,284	$3,174
Cash paid for:
Income taxes	$1,267	$349
Interest	$6,862	$5,499
Noncash investing and financing activities:
Conversion of related party junior participation interests to subordinated promissory notes	$11,500	$1,500

See notes to consolidated financial statements.

CHEROKEE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Business and Summary of Significant Accounting Policies

Cherokee Inc. and subsidiaries (the “Company”) is an international marketer and manager of a portfolio of fashion and lifestyle brands, primarily licensing product in the apparel, footwear, home products and accessories categories.  The Company’s brands include Cherokee, Hi-Tec, Magnum, Interceptor, 50 Peaks, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Everyday California, Carole Little and Sideout.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cherokee Inc., Hi-Tec and its other subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.  The Company’s fiscal year comprises a 52- or 53-week period ending on the Saturday nearest to January 31.  The fiscal year ended February 2, 2019 (“Fiscal 2019”) is a 52-week period, while the fiscal year ended February 3, 2018 (“Fiscal 2018”) is a 53-week period.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Under the Company’s new senior secured credit facility, the Company was required to raise $2.0 million of additional liquidity before May 4, 2019, and because raising additional capital was not certain, there was substantial doubt about the Company’s ability to continue as a going concern. However, this additional liquidity requirement was satisfied on January 20, 2019 when the credit facility was amended and an additional term loan was entered into. (See Note 8.)

The senior secured credit facility also requires the Company to maintain specified levels of adjusted EBITDA as defined (approximately $9.5 million for the trailing twelve months as of February 1, 2020) and maintain a minimum cash balance of $1.0 million. The Company’s financial projections currently indicate that the Company will remain in compliance with these covenants for a period of at least one year from the issuance date of the financial statements.

There is an inherent risk that the Company may not achieve such projections and that our licensees may report lower than expected royalties, or the timing of cash receipts may not be in line with management’s projections. Should any of these scenarios occur, there is a risk that the Company may violate the Adjusted EBITDA covenant or the minimum cash balance covenant.

Should actual revenues during the upcoming year be lower than the projections by an amount that may potentially result in a violation of the Adjusted EBITDA covenant or the minimum cash balance covenant, or if timing of cash receipts is materially different than management’s expectations, management believe that there are various cash saving measures that could be quickly implemented during this time period, including reductions in discretionary expenses related to marketing programs, product development, and general and administrative expenses, including reducing personnel and personnel related costs if necessary. Although these measures are not expected to be used, and such actions could potentially harm the business, management believe that if necessary, the cash savings from these actions would allow the Company to maintain compliance with the Adjusted EBITDA covenant and the minimum cash balance covenant.

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

Intangible Assets, Goodwill and Other Long-Lived Assets

The Company holds various trademarks that are registered with the United States Patent and Trademark Office and similar government agencies in a number of other countries.  Acquired trademarks are either capitalized and amortized on a straight-line basis over their estimated useful lives, or classified as indefinite-lived assets and not amortized if no legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives.  The Company routinely evaluates the remaining useful life of trademarks that are not being amortized to determine whether events or circumstances continue to support an indefinite useful life.  Trademark registration and renewal costs are capitalized and amortized on a straight-line basis over their estimated useful lives.  Goodwill represents the excess of purchase price over the fair value of assets acquired in business combinations and is not amortized.  Indefinite lived trademarks and goodwill are evaluated annually for impairment or when events or circumstances indicate a potential impairment, and an impairment loss is recognized to the extent that the asset’s carrying amount exceeds its fair value.  The Company estimates these fair values based on discounted cash flow models and market place multiples that include assumptions determined by the Company’s management regarding projected revenues, operating costs and discount rates.  Management’s expectations regarding license agreement renewals are also considered, along with forecasts of revenues from replacement licensees for agreements that have terminated.  Amortizing trademarks and other long-lived assets are tested for recoverability using undiscounted cash flow models.

Deferred Financing Costs and Debt Discounts

Deferred financing costs and debt discounts are reflected in the balance sheets as a reduction of long-term debt and are amortized into interest expense over the life of the debt using the effective interest method.

Revenue Recognition and Deferred Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard (“ASC 606”) that superseded previous existing revenue recognition guidance and was adopted by the Company using the modified retrospective method as of February 4, 2018, the beginning of the first quarter of its fiscal year ended February 2, 2019.  The adoption of the new guidance primarily affected the recognition of minimum guaranteed royalties under the Company’s agreements with its licensees that have historically been recognized as earned in accordance with the underlying license agreements.  Under this new standard, such royalties are generally recognized on a straight-line basis over the term of the license agreement.  Accordingly, for license agreements with escalating minimum guaranteed royalties, revenues will generally be higher during the early years of the license agreement than they would have been under the previous guidance.  Royalties are typically earned based on the licensees’ retail or wholesale sales of licensed products, or based on the cost of producing the licensed goods.  Revenues from license fees, up-front payments and milestone payments, which are received in connection with other rights and services that represent continuing obligations of the Company, are deferred and recognized in accordance with the license agreements.  The cumulative effect on adoption of ASC 606 totaled $0.3 million, resulting in a charge to accrued revenue and an adjustment to deferred revenue with a corresponding credit to accumulated deficit for all contracts not completed as of the adoption date.  In the fiscal year ended February 2, 2019, the Company recognized additional revenue of $1.1 million as a result of applying ASC 606.  The comparative information for the prior fiscal year has not been restated.

The Company recognizes contract liabilities as deferred revenue when licensees prepay royalties, or from license fees, up-front payments and milestone payments that have not yet been earned.  Deferred revenue is classified as current or noncurrent depending on when it is anticipated to be recognized.  Deferred revenue totaled $2.2 million and $5.1 million at February 2, 2019 and February 3, 2018, respectively.  Revenue recognized in the fiscal year ended February 2, 2019 that was included in deferred revenue at February 3, 2018 was $2.7 million.  The Company recognizes contract assets as accrued revenue when minimum guaranteed royalties are recognized that have not yet been earned under the license agreements.  The Company typically bills and receives payments from customers on a quarterly basis for royalties earned or for minimum guaranteed royalties that have historically been recognized as earned in accordance with the underlying license agreements.  Accrued revenue is classified as current or noncurrent depending on when the asset is anticipated to be charged to revenue.  Accrued revenue totaled $1.4 million and $0.4 million at February 2, 2019 and February 3, 2018, respectively.

The Company’s remaining performance obligation is to maintain the licensed intellectual property, or in some cases, to provide product development and design services.  As of February 2, 2019, the Company had a contractual right to receive approximately $60.7 million of aggregate minimum licensing revenue through the remaining terms of the current licenses, excluding any renewals, which is primarily expected to be recognized approximately over the next 9 years.

Marketing and Advertising

Generally, the Company’s licensees and franchisees fund their own advertising programs.  Marketing, advertising and promotional costs incurred by the Company are charged to selling, general and administrative expense as incurred and were approximately $1.0 million and $2.7 million during Fiscal 2019 and Fiscal 2018, respectively.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income during the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In assessing the need for a valuation allowance, the Company considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  The Company records the tax effect of equity issuances within the income statement.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of outstanding stock options and warrants as if such securities had been exercised at the beginning of the period.   The computation of diluted common shares outstanding excludes outstanding stock options and warrants that are antidilutive.

Warrants

The Company has issued warrants to purchase shares of its common stock to one of its Hi-Tec licensees and to certain of its lenders and investors.  Because the warrants are assessed to be equity in nature, they are measured at fair value at inception. The warrants issued to the Company’s licensee are recognized as additional paid-in capital and contra revenue over the period the revenue from the license is expected to be recognized in accordance with Accounting Standards Codification (“ASC”) 605-60-25 and ASC 505-50-S99-1.  The warrants issued to the Company’s lenders and investors are recognized as additional paid-in capital and, if issued related to a modification of existing debt, are charged directly to operating expenses in the Company’s statements of operations.  Alternatively, the fair value of warrants issued in connection with new borrowings or the extinguishment of existing borrowings is capitalized and amortized into interest expense over the life of the new debt using the effective interest method.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued authoritative guidance which modifies existing guidance for off-balance sheet treatment of a lessee’s operating leases. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset would be recognized related to the right to use the underlying asset, and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures about leases. This guidance is effective for the Company’s fiscal year ending February 1, 2020 (“Fiscal 2020”).  We expect the adoption of this standard to result in the recognition of total right-of-use assets of approximately $4 million and total lease liabilities of approximately $4 million. We do not anticipate that the adoption of this standard will have a material impact on our consolidated statements of comprehensive income (loss) and our consolidated statements of cash flows since the expense recognition under this new standard will be similar to current practice.

In May 2017, the FASB issued authoritative guidance related to stock-based compensation.  Under this new guidance, the Company would not account for the effects of a modification of a share-based payment award if the fair value of the award does not change, the vesting conditions remain the same and the classification of the award as an equity or a liability instrument does not change.  This standard was adopted by the Company in Fiscal 2019 and did not have a material impact on the Company’s financial position or results of operations.

2.	Business Combination, Dispositions and Discontinued Operations

On December 7, 2016, the Company acquired Hi-Tec Sports International Holdings BV (“Hi-Tec”) and simultaneously sold certain sales and distribution operations of Hi-Tec to third parties.  On January 31, 2018, the Company sold its remaining Hi-Tec sales and distribution operations to a different third party, International Brands Group (“IBG”) for $3.1 million.  Cash proceeds of $1.3 million were received during the fourth quarter of Fiscal 2018, and $1.8 million of cash proceeds were received by the Company in the first quarter of Fiscal 2019.  The operating assets and liabilities of this business were sold to IBG in conjunction with the execution of a separate license agreement that grants IBG certain sales and distribution rights for Hi-Tec products in Latin America, the Middle East, Russia and Asia Pacific.  The business sold to IBG is reflected in the accompanying financial statements as discontinued operations.  After these transactions and consistent with the Company’s planned conversion of Hi-Tec, the Company continues to own the intellectual property of Hi-Tec.  The Company completed the Hi-Tec Acquisition to access markets addressed by Hi-Tec with its Hi-Tec, Magnum, Interceptor and 50 Peaks brands, and provide cross-selling opportunities with the Company’s other brands.

The net loss from discontinued operations in the consolidated statement of operations includes the following:

(In thousands)	February 3, 2018
Product sales and royalty revenues	$19,492
Cost of goods sold	15,106
Selling, general and administrative expenses	4,384
Depreciation and amortization	167
Gain on disposal of discontinued operations	(37)
Pretax loss from discontinued operations	(128)
Income tax (benefit) provision	—
Net loss from discontinued operations	$(128)

The carrying amounts of assets and liabilities included in discontinued operations comprise the following:

(In thousands)	February 3, 2018
Accounts receivable and amounts due from sale of business	$1,868
Current liabilities of discontinued operations	1,103
Net assets of discontinued operations	$765

Business acquisition and integration costs totaled $0.3 million and $7.5 million for Fiscal 2019 and Fiscal 2018, respectively, consisting of legal, due diligence, integration and other costs and are classified as business acquisition and integration costs in the operating expenses section of the statement of operations.

In the second quarter of Fiscal 2018, the Company sold Flip Flop Shops, its franchise retail chain, and used the sale proceeds to reduce its long-term debt.  A gain was recognized on the disposition, which is included in the operating expenses section of the statement of operations.

3.	Accounts Receivable

Accounts receivable consists of the following:

(In thousands)	February 2, 2019	February 3, 2018
Accounts receivable	$4,990	$10,233
Allowance for doubtful accounts	(627)	(428)
	$4,363	$9,805

An allowance for doubtful accounts is provided for based on the Company’s assessment of various factors that may affect the Company’s licensees’ or franchisees’ ability to pay, such as historical experience, age of accounts receivable balances, credit quality of the Company’s licensees or franchisees, current economic conditions and bankruptcy.

4.	Property and Equipment

Property and equipment consists of the following:

(In thousands)	February 2, 2019	February 3, 2018
Computer Equipment	$642	$653
Software	276	448
Furniture and Fixtures	1,946	1,976
Leasehold Improvements	807	726
	3,671	3,803
Accumulated depreciation	(3,051)	(2,713)
	$620	$1,090

5.	Intangible Assets

Intangible assets consists of the following:

	February 2, 2019			February 3, 2018
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$27,899	(19,834)	$8,064	$30,861	(19,029)	$11,832
Amortizable franchise agreements	—	—	—	1,300	(271)	1,029
Indefinite lived trademarks	56,687	—	56,687	56,687	—	56,687
	$84,586	$(19,834)	$64,751	$88,848	$(19,300)	$69,548

The transition from the Company's license agreements with Target Corporation and Kohl's Illinois, Inc. in the United States to new licensees has taken longer than previously estimated, and as a result, the Company's revenue projections at the end of Fiscal 2018 were significantly lower than its revenue projections at the end of Fiscal 2017.  Accordingly, during its annual impairment testing for Fiscal 2018, the Company determined that projected cash flows for certain indefinite lived trademarks indicated that the fair values of these trademarks were not in excess of their carrying values, and an impairment charge of $35.5 million was recorded during the fourth quarter of Fiscal 2018 to adjust the impaired trademarks to their estimated fair value of $10.3 million.  Fair value was determined using the discounted cash flow method (income approach).  In conjunction with this impairment assessment, the Company concluded that the competitive and economic environment for the use of these trademarks no longer supported an indefinite life.  Accordingly, these trademarks are now being amortized over their estimated remaining useful lives.

The Hi-Tec Acquisition during Fiscal 2017 resulted in trademarks valued at $53.4 million, including $52.4 million that are classified as indefinite lived and not subjected to amortization.  Other indefinite lived trademarks include certain Cherokee brand trademarks in the school uniforms category that were acquired in historical transactions.  The Company has acquired other trademarks that are being amortized over their estimated useful lives, which average 10 years with no residual values.

Amortization of intangible assets was $0.8 million and $0.7 million for Fiscal 2019 and Fiscal 2018, respectively.  Expected amortization of intangible assets for fiscal years ending in 2020, 2021, 2022, 2023 and 2024 is approximately $0.7 million, $0.7 million, $0.6 million, $0.5 million, and $0.5 million, respectively. Trademark registration and renewal costs capitalized during Fiscal 2019 and Fiscal 2018 totaled $0.1 million in both years. Weighted-average useful life for intangible assets acquired during the year was approximately 10 years.

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

6.	Other Current Liabilities

Other current liabilities consists of the following:

(In thousands)	February 2, 2019	February 3, 2018
Accrued employee compensation and benefits	$376	$239
Amounts payable for business acquisitions	—	1,901
Restructuring plan liabilities	3,003	3,532
Income taxes payable	473	792
Other liabilities	862	906
	$4,714	$7,370

7. Restructuring Plans

The Company incurred restructuring charges in Fiscal 2018 and Fiscal 2017 related to the Hi-Tec Acquisition and its integration into the Company’s ongoing operations (the “Hi-Tec Plan”).  Restructuring charges were also incurred in the fourth quarter of Fiscal 2018 as the Company’s staff was realigned to appropriately support its then current business (the “FY18 Plan”).  Furthermore, during Fiscal 2019, the Company took additional steps designed to improve its organizational efficiencies by eliminating redundant positions and unneeded facilities, and by terminating various consulting and marketing contracts (the “FY19 Plan”).

Restructuring charges include the following:

	Year Ended
(In thousands)	February 2, 2019	February 3, 2018
Severance costs	$1,241	$2,080
Contract termination costs	3,314	—
Leases, net of sublease	469	—
Service costs	731	—
	$5,755	$2,080

Payments against the restructuring plan obligations were as follows:

(In thousands)	FY19 Plan	FY18 Plan	Hi-Tec Plan	Total
Balance, January 28, 2017	$—	$—	$3,782	$3,782
Restructuring charges	—	1,031	1,049	2,080
Payments during the period	—		(2,330)	(2,330)
Balance, February 3, 2018	—	1,031	2,501	3,532
Restructuring charges	5,755	—	—	5,755
Payments during the period	(2,995)	(987)	(2,302)	(6,284)
Balance, February 2, 2019	$2,760	$44	$199	$3,003

8.	Debt

On August 3, 2018, the Company entered into a new senior secured credit facility, which provided a $40.0 million term loan and $13.5 million of subordinated promissory notes (the “Junior Notes”).  These credit facilities replaced the Company’s previous senior secured credit facility that was entered into in connection with the closing of the Hi-Tec Acquisition in Fiscal 2017.  On January 30, 2019, the senior secured credit facility was amended to provide an additional term loan of $5.3 million.  The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all the assets of the Company and are guaranteed by the Company’s subsidiaries.  The Junior Notes mature in November 2021, and they are secured by a second priority lien on substantially all of the assets of Company and guaranteed by the Company’s subsidiaries.  Interest is payable monthly on the Junior Notes, but no periodic amortization payments are required.  The Junior Notes are subordinated in rights of payment and priority to the term loans but otherwise have economic terms substantially similar to the term loans.  Excluding the interest payable in kind, the weighted-average interest rate on the term loans and Junior Notes at November 3, 2018 was 11.3%.

The term loans are subject to a borrowing base and include financial covenants and obligations regarding the operation of the Company’s business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of EBITDA, as defined in the agreement, and maintain a specified level of cash on hand.  (See Note 1, Liquidity and Going Concern.)  The Company is required to maintain a borrowing base comprising the value of the Company’s trademarks that exceeds the outstanding balance of the term loans.  If the borrowing base is less than the outstanding term loans at any measurement period, then the Company would be required to repay a portion of the term loans to eliminate such shortfall.  Events of default include, among other things, the occurrence of a change of control of the Company, and a default under the senior secured credit facility would also trigger a default under the Junior Notes agreements.

The former credit facility included $11.5 million of junior participation interests that were held by a large stockholder, one of the board members and major stockholder, and the chief executive officer who is also one of the board members.  These junior participation interests, along with $2.0 million of cash from the large stockholder, were exchanged into $13.5 million of the new Junior Notes referred to above with these same parties.  On December 28, 2018, the Company entered into subordinated note agreements with a large stockholder and two board members to provide working capital.  These notes totaled $2.0 million in principal and were repaid on January 30, 2019 with proceeds from the additional term loan under the Company’s senior secured credit facility.

Outstanding borrowings under the term loans and the Junior Notes were $58.6 million at February 2, 2019, and borrowings under the former credit facility were $49.5 million at February 3, 2018.  The unamortized deferred financing costs associated with these borrowings were $4.1 million and $3.4 million at February 2, 2019 and February 3, 2018, respectively.  The remaining unamortized deferred financing costs of $3.2 million related to the former credit facility were charged to other expense when the debt was retired on August 3, 2018.  The outstanding borrowings at February 3, 2018 under the former credit facility were classified as current liabilities at that time as a result of anticipated noncompliance with certain covenants required by the former credit facility.

Principal repayments to be made during the next three years relating to outstanding borrowings under the term loans and the Junior Notes are as follows:

(Dollars in thousands)	Repayment on Principal
Fiscal 2020	$1,300
Fiscal 2021	1,400
Fiscal 2022	55,850
Total future principal repayments	$58,550

Related Party Ravich Loan

In Fiscal 2017 in connection with the closing of the Hi-Tec Acquisition, the Company obtained an unsecured receivables funding loan of $5.0 million from Jess Ravich (the “Ravich Loan”), a director of the Company. The Company used the Ravich Loan proceeds to fund a portion of the purchase price for the Hi-Tec Acquisition.  The Company repaid a portion of the Ravich Loan from operating cash flows, and in Fiscal 2018, the remaining $1.5 million outstanding was converted to a junior participating interest in the Company’s former credit facility.

9.	Commitments and Contingencies

The Company leases office and warehouse facilities under non-cancellable operating leases.  Future minimum lease payments as of February 2, 2019 are as follows:

(Dollars in thousands)	Operating Leases
Fiscal 2020	$854
Fiscal 2021	865
Fiscal 2022	876
Fiscal 2023	857
Fiscal 2024	863
Thereafter	1,673
Total future minimum lease payments	$5,988

Total rent expense was $0.8 million and $0.9 million for Fiscal 2019 and Fiscal 2018, respectively.

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

10.	Stockholders’ Equity

In Fiscal 2018, the Company issued 947,870 shares of the Company’s common stock in a private placement to several investors, including certain of the Company’s directors, officers and large stockholders, to effect certain equity financings required by the Company’s former credit facility.  The shares were issued for $4.22 per share and resulted in net cash proceeds to the Company of approximately $3.9 million.  In connection with this private placement, the Company issued warrants to these investors to purchase shares of its common stock, as further described under “Stock Warrants” below.

Stock Warrants

In connection with the refinancing on August 3, 2018, the Company issued warrants to purchase 1,192,997 shares of the Company’s common stock to its term loan lenders at an exercise price of $0.45 per share and issued warrants to purchase 1,600,000 shares of the Company’s common stock to certain of its Junior Notes lenders at an exercise price of $0.50 per share.  Each warrant is exercisable on issuance and has a seven-year life.  Warrants to purchase 690,000 shares of the Company’s common stock were also issued to the Company’s term loan lenders in connection with the additional $5.3 million term loan on January 30, 2019 at an exercise price of $0.76 per share with a 7-year life.  The fair values of these warrants were $1.2 million on their grant dates as determined using a Black Scholes option pricing model and were included as components of deferred financing costs in the Company’s balance sheet with an offset to equity.  The following table shows the lenders, their relationship to the Company, the loan amounts provided at the time, and the stock warrants issued to such investors, if any:

(Dollars in thousands)	Term Loan and Junior Note Amounts	Stock Warrant Shares
Term Loan lenders, unrelated parties	$40,000	1,192,997
Additional Term Loan lenders, unrelated parties	5,250	690,000
Cove Street Capital, LLC, large stockholder	9,000	1,245,000
Jess Ravich, board member and large stockholder	4,400	355,000
Henry Stupp, Chief Executive Officer and board member	100	—
	$58,750	3,482,997

In connection with the purchase of junior participation interests in the Company’s former credit facility, the Company issued warrants in Fiscal 2018 to purchase 511,111 shares its common stock at an exercise price of $2.25 per share.  Each warrant was exercisable on issuance and has a seven-year life.  The warrants can be exercised in cash or on a “cashless” basis and are subject to customary adjustments in the event of stock dividends, stock splits, mergers, reclassifications or similar transactions.  The fair value of these warrants was $0.6 million on their grant date as determined using a Black Scholes option pricing model and was charged to operating expenses during Fiscal 2018.  The following table shows the investors, their relationship to the Company, the amount of their participation interests in the former credit facility and the number of stock warrants issued to such investors:

(Dollars in thousands)	Participation Interest in Term Loan	Stock Warrant Shares
Cove Street Capital, LLC, large stockholder	$7,000	311,111
Jess Ravich, Director and large stockholder	4,400	195,556
Henry Stupp, Chief Executive Officer and Director	100	4,444
	$11,500	511,111

In connection with the private placement described above, the Company’s issued warrants in Fiscal 2018 to purchase 326,695 shares of its common stock at an exercise price of $4.22 per share.  These warrants are exercisable from March 5, 2018 to August 17, 2024.  The warrants can be exercised in cash or on a “cashless” basis and are subject to customary adjustments in the event of stock dividends, stock splits, mergers, reclassifications or similar transactions.  The fair value of these warrants was $0.7 million on their grant date as determined using a Black Scholes option pricing model and was charged to operating expenses during Fiscal 2018.  The following table shows the investors, their relationship to the Company, the amount and number of shares purchased by them in the private place and the number of stock warrant shares issued to such investors:

(Dollars in thousands)	Shares Purchased	Purchase Price of Shares Purchased	Stock Warrant Shares
Jess Ravich, Director and large stockholder	473,934	$2,000	237,834
Robert Galvin, Chairman of the Board	23,697	100	5,924
Howard Siegel, President, Chief Operating Officer	23,697	100	—
Cove Street Capital, LLC, large stockholder	236,967	1,000	59,241
Other Investors	189,575	800	23,696
	947,870	$4,000	326,695

The Company issued a warrant in Fiscal 2017 to one of its licensees to purchase 120,000 shares of its common stock in connection with the Hi-Tec Acquisition.  (See Note 2.)  The warrant vests in five tranches of 20,000 shares over the five-year initial term of the license agreement, plus a 6th tranche that vests only if the license agreement is renewed for a subsequent five-year period.  The 6th tranche is assigned no value until the related contingency is resolved.  The fair value of the first five tranches of the stock warrant was $0.6 million on issuance.  Contra-revenue and additional paid-in capital of $0.1 million was recognized in both Fiscal 2019 and Fiscal 2018.  As of February 2, 2019, total unrecognized expense related to the first five tranches of the stock warrant was approximately $0.4 million, which is being recognized over the remaining 3-year life of the related license agreement.

Outstanding stock warrants consist of the following:

	Year Ended
	February 2, 2019		February 3, 2018
	Outstanding Stock Warrant Shares	Average Exercise Price Per Share	Outstanding Stock Warrant Shares	Average Exercise Price Per Share
Unexercisable warrants issued to licensee	80,000	$10.00	100,000	$10.00
Exercisable warrants issued to licensee	40,000	10.00	20,000	10.00
Warrants issued to junior note holders	1,756,111	1.01	511,111	2.25
Warrants issued in private placement	326,695	4.22	326,695	4.22
Warrants issued to term loan lenders	1,882,997	0.56
	4,085,803	$1.32	957,806	$3.81

Stock warrants of 355,000 shares were exercised in Fiscal 2019 at an exercise price of $0.50 per share, and stock warrants of 1,245,000 shares were exercised in March 2019 at an exercise price of $0.50 per share.

Stock‑Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the Cherokee Inc. 2013 Stock Incentive Plan, which was amended and restated effective June 6, 2016 (the “2013 Plan”), and which generally replaced the Company’s previous stock option plans to provide for the issuance of stock‑based awards to officers, other employees and directors.  The 2013 Plan authorizes 1,200,000 shares of common stock to be issued and 472,487 shares of common stock previously reserved but unissued under previous plans.

Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant.  The Company has also granted non‑plan stock options to certain executives as a material inducement for employment.  The Company estimates the fair value of stock‑based payment awards on the date of grant using the Black-Scholes option‑pricing model.  The compensation expense recognized for all stock‑based awards is net of estimated forfeitures over the award’s service period.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period as a component of operating expenses in the statements of operations, and amounted to 0.9 million and 1.2 million for Fiscal 2019 and Fiscal 2018, respectively.

The estimated fair value of stock options granted was estimated using the following assumptions:

	Year Ended
	February 2, 2019			February 3, 2018
Expected dividend yield	—%			—%
Expected volatility	67.8	to	84.5	39.8	to	58.9
Risk-free interest rate	2.4%	to	2.6%	1.9%	to	2.3%
Expected life (in years)	3.0	to	3.7	4.8	to	4.9
Estimated forfeiture rate	—%	to	10.0%	—%	to	10.0%

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

Changes in shares under options are summarized as follows:

(Dollar amounts in thousands, except per share amounts)	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, at January 28, 2017	1,092,502	$16.59	3.7	—
Granted	143,000	$3.61
Exercised	—	$—
Canceled/forfeited	(860,168)	$17.05
Outstanding, at February 3, 2018	375,334	$10.59	4.2	—
Granted	106,000	$0.59
Exercised	—	$—
Canceled/forfeited	(64,833)	$11.34
Outstanding, at February 2, 2019	416,501	$7.93	3.5	—
Vested and Exercisable at February 2, 2019	230,165	$12.47	2.6	—

The weighted-average grant date fair value of stock options granted under the 2013 Plan was $0.32 and $1.51 for Fiscal 2019 and Fiscal 2018, respectively.  The aggregate intrinsic values shown in the table above represent the difference between the Company’s closing stock price on February 2, 2019 and the exercise price, multiplied by the number of shares subject to in‑the‑money stock options that would have been received by the option holders if all option holders exercised their stock options on February 1, 2019 (the last trading day of Fiscal 2019).  There were no stock option exercises in Fiscal 2019 or Fiscal 2018.

As of February 2, 2019, total unrecognized stock‑based compensation expense related to nonvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 1.3 years.  The total fair value of all stock options that vested was approximately $0.1 million and $0.3 million during Fiscal 2019 and Fiscal 2018, respectively.

The Compensation Committee of the Board of Directors has granted performance stock units, restricted stock units and stock options to members of the Board of Directors and to each of the Company’s executive officers under the 2013 Plan. No performance stock units were granted in Fiscal 2019, and previously granted performance stock units are not expected to vest because share price targets are not expected to be met during the 3-year performance period.  These equity awards typically vest in equal annual installments over three years, such that all shares subject to each award will be vested on the third anniversary of the grant date.  Restricted units granted in lieu of cash compensation vest on issuance.  The fair value of the restricted stock unit awards was measured on the effective date of grant using the price of the Company’s common stock.

Stock-based compensation expense for performance stock units and restricted stock units is reported as a component of operating expenses and was approximately $0.7 million and $1.3 million for Fiscal 2019 and Fiscal 2018, respectively.

Changes in performance stock units and restricted stock units are summarized as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at January 28, 2017	157,169	$19.71
Granted	185,951	2.23
Vested	(101,468)	13.69
Forfeited	(28,667)	17.31
Unvested stock at February 3, 2018	212,985	$7.64
Granted	984,617	0.76
Vested	(348,753)	3.77
Forfeited	(144,894)	3.25
Unvested stock at February 2, 2019	703,955	$0.83

As of February 2, 2019, total unrecognized stock‑based compensation expense related to performance stock units and restricted stock units was approximately $0.5 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

11.	Significant Contracts and Concentrations of Risk

The Company has historically earned a significant portion of its royalties under license agreements with Target Corporation (“Target”).  The remaining license agreements, which covered Cherokee branded products in the school uniforms category and Liz Lange branded products, expired on January 31, 2018.  The Company had a license agreement with Kohl’s Illinois, Inc. (“Kohl’s”) to sell Tony Hawk and Hawk Signature branded apparel and related products in the United States that also expired on January 31, 2018.

Concentrations of credit risk within the Company’s accounts receivable are minimal due to the limited amount of uncollected receivables and the nature of the Company’s licensing business.  Generally, the Company does not require collateral or other security to support licensee receivables.  The Company did not have accounts receivable from either Target or Kohl’s at February 2, 2019, but they accounted for approximately 9% and 12% of accounts receivable at February 3, 2018, respectively.  The Company did not have revenues from either Target or Kohl’s during Fiscal 2019, but they represented approximately 6% and 16% of revenues during Fiscal 2018, respectively. Two other licensees accounted for approximately 29% of accounts receivable at February 2, 2019, and one licensee accounted for approximately 10% of revenues in Fiscal 2019.

12.	Taxes on Income

Geographic sources of loss from continuing operations before income taxes are as follows:

	Year Ended
(In thousands)	February 2, 2019	February 3, 2018
United States	$(7,399)	$(46,044)
Foreign	(2,239)	(6,787)
Loss from continuing operations before income taxes	$(9,638)	$(52,831)

The provision for income taxes as shown in the accompanying consolidated statements of operations includes the following:

	Year Ended
(In thousands)	February 2, 2019	February 3, 2018
Current:
Federal	$—	$(81)
State	(11)	(164)
Foreign	941	1,639
	930	1,394
Deferred:
Federal	—	(150)
State	37	13
Foreign	1,721	1,773
	1,758	1,636
	$2,688	$3,030

The provision for income taxes differs from the amounts computed using the statutory United States federal income tax rate as shown in the table below.  Nondeductible transaction costs arose in the Hi-Tec Acquisition.

	Year Ended
(In thousands, except percentages)	February 2, 2019		February 3, 2018
Tax expense at U.S. statutory rate	$(2,023)	21.0%	$(17,329)	32.8%
State income taxes, net of federal income tax benefit	265	(2.8)	(942)	1.8
Change in U.S. federal statutory rate	—	—	7,350	(13.9)
Stock-based compensation	262	(2.7)	1,517	(2.9)
Stock warrants	—	—	425	(0.8)
Adjustments to unrecognized tax benefits	(380)	3.9	(794)	1.5
Nondeductible expenses	12	(0.1)	18	—
Nondeductible transaction costs	21	(0.2)	250	(0.5)
Valuation allowance	4,616	(47.9)	10,688	(20.3)
Foreign Taxes	381	(4.0)	562	(1.1)
Exchange rate changes	—	—	1,427	(2.7)
Other	(466)	4.8	(142)	0.4
	$2,688	(28.0)%	$3,030	(5.7)%

A summary of deferred income tax assets and liabilities is as follows:

	February 2, 2019	February 3, 2018
(In thousands)	Non-Current	Non-Current
Deferred tax assets:
Deferred revenue	$9	$213
Amortization	3,855	5,967
Other	359	1,578
Employee compensation	242	543
Interest expense carryforward	1,277	—
Net operating loss and credit carryforwards	26,089	18,778
Valuation Allowance	(31,472)	(27,079)
Total deferred income tax assets	359	—
Deferred tax liabilities:
Amortization	(12,414)	(10,466)
Total deferred income tax liabilities	(12,414)	(10,466)
Net deferred income tax liabilities	$(12,055)	$(10,466)

The Company acquired various net operating loss and credit carryforwards as part of the Hi-Tec Acquisition, and generated additional net operating loss carryforwards in Fiscal 2018 and Fiscal 2019.  Federal and state net operating loss carryforwards totaled $37.9 million and $22.1 million, respectively, at February 2, 2019.  As a result of recent tax law changes, $20.8 million of the Company’s federal net operating loss carryforwards do not expire, while $17.1 million of the Company’s federal and all of the Company’s state net operating loss carryforwards expire beginning in 2026.  Foreign net operating loss carryforwards were $61.8 million at February 2, 2019 and begin to expire in 2021.  The Company has foreign tax and other credit carryforwards of $2.9 million at February 2, 2019 that begin to expire in 2023.  The utilization of certain federal and state net operating loss and credit carryforwards acquired in connection with the Hi-Tec Acquisition are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986 and similar state provisions.

Primarily as a result of impairment charges related to certain trademarks, the Company’s U.S. operations have sustained a cumulative pretax loss over the last three fiscal years.  Accordingly, the Company has provided a valuation allowance of $12.3 million at February 2, 2019 to reduce the carrying value of the underlying deferred tax assets to zero.  This valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.  The Company continues to maintain a valuation allowance related to deferred tax assets of the foreign subsidiaries acquired in the Hi-Tec Acquisition, primarily due to the cumulative losses generated in these jurisdictions, and which amounted to $19.2 million at February 2, 2019.

The Company currently does not have unremitted earnings attributable to foreign subsidiaries.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and reduced U.S. corporate income tax rates to 21.0% as of January 1, 2018. The rate change became effective during Fiscal 2018, resulting in a blended statutory tax rate of 32.8% for fiscal 2018 and a decrease in the Company’s deferred tax assets and the associated valuation allowance of $7.4 million each.  Accordingly, the rate change had no net impact on deferred income tax expense in Fiscal 2018.  The Tax Cuts and Jobs Act created a new minimum tax on certain foreign earnings exceeding a deemed return on tangible assets.  The Company treats this foreign minimum tax as period cost, but it had no net effect on the Company’s overall income tax provision as a result of an offsetting reduction in the Company’s net operating loss carryforwards.  The Company’s provisional accounting for the Tax Cuts and Jobs Act in Fiscal 2018 was finalized in Fiscal 2019 with no significant changes in the Company’s current or deferred tax provisions.

The Company recorded a $3.9 million reserve for uncertain tax positions in Fiscal 2017 as part of Hi-Tec acquisition.  Gross unrecognized tax benefits are reflected in the accompanying balance sheets as reductions in deferred tax assets or in other long-term liabilities if there are no net operating loss carryforwards available to offset them.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
(In thousands)	February 2, 2019	February 3, 2018
Gross unrecognized tax benefits at beginning of year	$3,846	$3,977
Additions:
Tax positions taken in prior years	—	315
Tax positions taken in the current year	426	1,609
Reductions:
Tax positions taken in prior years	(261)	—
Settlement with taxing authorities	—	(38)
Lapse in statute of limitations	(595)	(2,017)
Gross unrecognized tax benefits at year end	$3,416	$3,846

Interest and penalties related to unrecognized tax benefits are included within the provision for income taxes in the statements of operations.  The total amount of interest recognized related to unrecognized tax benefits was $0.1 million for both Fiscal 2019 and Fiscal 2018.

Although we cannot predict the timing of resolution with taxing authorities, if any, we believe it is reasonably possible that $3.4 million of unrecognized tax benefits will be recognized in the next twelve months due to a retroactive change in the composition of a consolidated tax filing group or expiration of the applicable statute of limitations.  At February 2, 2019, approximately $2.0 million of unrecognized tax benefits would, if recognized, impact the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal, California and certain other state jurisdictions. For federal income tax purposes, the Fiscal 2016 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Fiscal 2015 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations.

13.	Defined Contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, under which the Company makes contributions to match the contributions made by employees participating in the plan. These matching contributions were approximately $0.2 million and $0.3 million for Fiscal 2019 and Fiscal 2018, respectively.

14.	Segment Reporting and Geographic Information

The Company restructured its operations in Fiscal 2019 to improve its organizational efficiencies, and it no longer evaluates financial information and business activities of the business acquired in the Hi-Tec Acquisition on a standalone basis.  Consequently, the Company’s operations now comprise one reportable segment, which consists of a single operating segment and reporting unit.

Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Year Ended
(In thousands)	February 2, 2019	February 3, 2018
U.S. and Canada	$6,410	$13,913
EMEIA(1)	9,481	8,740
Asia/Pacific	4,597	3,524
Latin America	3,956	3,188
Total	$24,444	$29,365

(1) EMEIA includes Europe, Middle East, India and Africa, with Europe comprising 20% and 16% of revenues during Fiscal 2019 and Fiscal 2018, respectively

Long‑lived assets located in the United States and outside the United States amount to $0.2 million and $0.4 million, respectively, at February 2, 2019, and $0.6 million and $0.5 million, respectively, at February 3, 2018.

15.	Unaudited Quarterly Results

A summary of quarterly financial data (unaudited) is presented below.  During the second quarter of Fiscal 2019, the Company disposed of its franchise business and during the fourth quarter of Fiscal 2018, the Company disposed of a sales and distribution business, which has been reclassified as discontinued operations for that year.

	Fiscal 2019
(In thousands, except per share data)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Revenues	$5,402	$7,073	$5,842	$6,127
Income (loss) from continuing operations before income taxes	(1,903)	(8,002)	154	113
Net income (loss) from continuing operations	(2,741)	(9,053)	63	(595)
Basic earnings (loss) per share from continuing operations(1)	(0.20)	(0.65)	0.00	(0.04)
Diluted earnings (loss) per share from continuing operations(1)	(0.20)	(0.65)	0.00	(0.04)

	Fiscal 2018
(In thousands, except per share data)	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
Revenues	$6,817	$7,868	$7,796	$6,884
Loss from continuing operations before income taxes	(3,990)	(2,764)	(3,284)	(42,793)
Net loss from continuing operations	(3,543)	(4,766)	(2,395)	(45,157)
Basic net loss per share from continuing operations(1)	(0.27)	(0.37)	(0.17)	(3.23)
Diluted net loss per share from continuing operations(1)	(0.27)	(0.37)	(0.17)	(3.23)

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 2, 2019.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of February 2, 2019 based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”).  Based on this assessment under the COSO framework, management concluded that our internal control over financial reporting was effective as of February 2, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of Fiscal 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the end of Fiscal 2019.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the end of Fiscal 2019.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the end of Fiscal 2019.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the end of Fiscal 2019.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information to be contained in the Proxy Statement or an amendment to this Annual Report, either of which will be filed with the SEC no later than 120 days after the end of Fiscal 2019.

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

4.4

Registration Rights Agreement, dated August 3, 2018, by and between the Company and Gordon Brothers Finance Company (incorporated by reference to Exhibit 4.1 of Cherokee’s Form 10-Q for the quarterly period ended August 4, 2018).

4.5		Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of Cherokee’s Form 10-Q for the quarterly period ended August 4, 2018).
4.6

Registration Rights Agreement, dated August 3, 2018, by and between the Company and the purchasers named therein (incorporated by reference to Exhibit 4.3 of Cherokee’s Form 10-Q for the quarterly period ended August 4, 2018).

4.7		Form of Junior Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of Cherokee’s Form 10-Q for the quarterly period ended August 4, 2018).
10.1	#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated June 5, 2012).
10.2	#	The 2006 Incentive Award Plan of Cherokee Inc. (restating the 2003 Incentive Award Plan) (incorporated by reference to Annex A to Cherokee’s Proxy Statement filed with the SEC on May 1, 2006).
10.3	#	Amendment No. 1 to the 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 10‑Q for the quarterly period ended May 1, 2010).
10.4	#	Form of Employee Option Agreement under the 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference to Exhibit 10.6 of Cherokee’s Form 10‑K for the fiscal year ended February 3, 2001).
10.5	#	Form of Restricted Stock Award Agreement under the 2006 Incentive Award Plan of Cherokee Inc. (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8‑K dated June 18, 2012).
10.6	#

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

10.22		Form of Common Stock Purchase Agreement between Cherokee Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 8 ‑ K dated August 14, 2017).
10.23	#

Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated October 30, 2017, between Cherokee Inc. and Henry Stupp (incorporated by reference to exhibit 10.23 of Cherokee’s Form 10-K for the fiscal year ended February 3, 2018).

10.24	#

Offer Letter Agreement, dated December 13, 2017, by and between Cherokee Inc. and Steven L. Brink (incorporated by reference to exhibit 10.24 of Cherokee’s Form 10-K for the fiscal year ended February 3, 2018).

10.25	#

Separation and Release Letter Agreement, dated December 13, 2017, by and between Cherokee Inc. and Jason Boling (incorporated by reference to exhibit 10.25 of Cherokee’s Form 10-K for the fiscal year ended February 3, 2018).

10.26

Financing Agreement, dated August 3, 2018, by and between the Company, Gordon Brothers Finance Company and additional parties named therein (incorporated by reference to Exhibit 10.1 of Cherokee’s Form 10-Q for the quarterly period ended August 4, 2018).

10.27

Pledge and Security Agreement, dated August 3, 2018, by and between the Company and Gordon Brothers Finance Company (incorporated by reference to Exhibit 10.2 of Cherokee’s Form 10-Q for the quarterly period ended August 4, 2018).

10.28

Subordinated Exchange Note, dated August 3, 2018, by and between the Company and Cove Street Capital Small Cap Value Fund (incorporated by reference to Exhibit 10.4 of Cherokee’s Form 10-Q for the quarterly period ended August 4, 2018).

10.29

Subordinated Exchange Note, dated August 3, 2018, by and between the Company and Henry I. Stupp (incorporated by reference to Exhibit 10.5 of Cherokee’s Form 10-Q for the quarterly period ended August 4, 2018).

10.30

Subordinated Exchange Note, dated August 3, 2018, by and between the Company and Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 10.6 of Cherokee’s Form 10-Q for the quarterly period ended August 4, 2018).

10.31

Subordinated Exchange Note, dated August 3, 2018, by and between the Company and Square Deal Growth, LLC (incorporated by reference to Exhibit 10.7 of Cherokee’s Form 10-Q for the quarterly period ended August 4, 2018).

10.32	*	First Amendment to Financing Agreement, dated December 28, 2018, by and between the Company, Gordon Brothers Finance Company and additional parties named therein.
10.33	*	Subordinated Note, dated December 28, 2018, by and between the Company and Jess Ravich.
10.34	*	Subordinated Note, dated December 28, 2018, by and between the Company and the Bronchick Family Trust.
10.35	*	Subordinated Note, dated December 28, 2018, by and between the Company and Square Deal Growth, LLC.
10.36	*	Subordinated Note, dated December 28, 2018, by and between the Company and Dwight Mamanteo.
10.37	*	Second Amendment to Financing Agreement, dated January 30, 2019, by and between the Company, Gordon Brothers Finance Company and additional parties named therein.
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

The following materials from Cherokee’s Annual Report on Form 10‑K for the fiscal year ended February 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

Date: April 23, 2019	C HEROKEE INC .

	By	/s/ HENRY STUPP
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

Signature	Title	Date

/s/ HENRY STUPP	Chief Executive Officer and Director	April 23, 2019
Henry Stupp	(Principal Executive Officer)

/s/ STEVEN L. BRINK	Chief Financial Officer	April 23, 2019
Steven L. Brink	(Principal Financial and Accounting Officer)

/s/ JESS RAVICH	Director	April 23, 2019
Jess Ravich

/s/ CAROL BAIOCCHI	Director	April 23, 2019
Carol Baiocchi

/s/ KEITH HULL	Director	April 23, 2019
Keith Hull

/s/ ROB LONGNECKER	Director	April 23, 2019
Rob Longnecker

/s/ DWIGHT MAMANTEO	Director	April 23, 2019
Dwight Mamanteo

/s/ EVAN HENGEL	Director	April 23, 2019
Evan Hengel