Form 10-Q
period 2019-05-04
CHEROKEE INC
filed 2019-06-18
CIK 844161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2019.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-18640

CHEROKEE INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4182437
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

5990 Sepulveda Boulevard, Sherman Oaks, CA	91411
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code  (818) 908-9868

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.02 per share	CHKE	The Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
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

As of June 14, 2019, there were approximately 15,945,953 million shares of the Registrant’s Common Stock outstanding.

CHEROKEE INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHEROKEE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	May 4, 2019	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$1,656	$4,284
Accounts receivable, net	4,121	4,363
Other receivables	293	339
Prepaid expenses and other current assets (Note 2)	568	857
Total current assets	6,638	9,843
Property and equipment, net	539	620
Intangible assets, net	64,614	64,751
Goodwill	16,252	16,252
Accrued revenue and other assets (Note 2)	6,281	1,645
Total assets	$94,324	$93,111
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,197	$3,120
Other current liabilities (Note 2)	4,312	4,714
Current portion of long-term debt	1,400	1,300
Deferred revenue—current	1,687	1,626
Total current liabilities	9,596	10,760
Long-term liabilities:
Long-term debt	53,350	53,154
Deferred income taxes	12,442	12,055
Other liabilities (Note 2)	6,000	2,807
Total liabilities	81,388	78,776
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.02 par value, 20,000,000 shares authorized, shares issued 15,945,953 (May 4, 2019) and 14,700,953 (February 2, 2019)	319	294
Additional paid-in capital	77,467	76,633
Accumulated deficit	(64,850)	(62,592)
Total stockholders’ equity	12,936	14,335
Total liabilities and stockholders’ equity	$94,324	$93,111

See notes to condensed consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	May 4, 2019	May 5, 2018
Revenues	$5,052	$5,402
Operating expenses:
Selling, general and administrative expenses	3,855	4,356
Stock-based compensation and stock warrant charges	208	300
Business acquisition and integration costs	66	307
Restructuring charges	42	—
Depreciation and amortization	257	601
Total operating expenses	4,428	5,564
Operating income (loss)	624	(162)
Other income (expense):
Interest expense	(2,245)	(1,737)
Other income (expense), net	1	(4)
Total other expense, net	(2,244)	(1,741)
Loss before income taxes	(1,620)	(1,903)
Provision for income taxes	638	838
Net loss	$(2,258)	$(2,741)
Net loss per share:
Basic loss per share	$(0.15)	$(0.20)
Diluted loss per share	$(0.15)	$(0.20)
Weighted average common shares outstanding:
Basic	15,385	13,997
Diluted	15,385	13,997

See notes to condensed consolidated financial statements.

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, Febuary 2, 2019	14,701	$294	$76,633	$(62,592)	$14,335
Stock-based compensation	—	—	208	—	208
Equity issuances, net of tax	1,245	25	598	—	623
Stock Warrants	—	—	28	—	28
Net Loss	—	—	—	(2,258)	(2,258)
Balance, May 4, 2019	15,946	$319	$77,467	$(64,850)	$12,936

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, February 3, 2018	13,997	$280	$74,377	$(50,542)	$24,115
Adoption of ASC 606	—	—	—	275	275
Stock-based compensation	—	—	295	—	295
Stock Warrants	—	—	28	—	28
Net Loss	—	—	—	(2,741)	(2,741)
Balance, May 5, 2018	13,997	$280	$74,700	$(53,008)	$21,972

CHEROKEE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net loss	$(2,258)	$(2,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257	601
Restructuring charges	42	—
Amortization of deferred financing costs	575	220
Deferred income taxes and noncurrent provisions	387	620
Stock-based compensation and stock warrant charges	236	323
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	242	4,173
Other receivables	46	(28)
Prepaid expenses and other current assets	212	(14)
Other assets	(233)	(188)
Accounts payable	(907)	(913)
Other current liabilities	(1,050)	(2,308)
Deferred revenue	(484)	(987)
Net cash used in operating activities	(2,935)	(1,242)
Net cash used in operating activities from discontinued operations	(—)	(828)
Cash flows from investing activities:
Capital investments	(38)	(41)
Proceeds from business disposition and sale of assets	—	1,868
Net cash provided by (used in) investing activities	(38)	1,827
Cash flows from financing activities:
Payments on term loan and line of credit	(250)	(400)
Debt issuance costs	(28)	—
Issuance of common stock	623	—
Net cash (used in) provided by financing activities	345	(400)
Decrease in cash and cash equivalents	(2,628)	(643)
Cash and cash equivalents, beginning of period	4,284	3,174
Cash and cash equivalents, end of period	$1,656	$2,531
Cash paid for:
Income taxes	$276	$243
Interest	$1,646	$1,384

See notes to condensed consolidated financial statements.

CHEROKEE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.  These financial statements include the accounts of Cherokee Inc. and its consolidated subsidiaries (the “Company”) and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended February 2, 2019 included in the Company’s Annual Report on Form 10-K.  Interim results are not necessarily indicative of results to be expected for the full year.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Under the Company’s senior secured credit facility, the Company is required to maintain specified levels of Adjusted EBITDA as defined (approximately $9.5 million for the trailing twelve months as of February 1, 2020) and maintain a minimum cash balance of $1.0 million. The Company’s financial projections currently indicate that the Company will remain in compliance with these covenants for a period of at least one year from the issuance date of these condensed consolidated financial statements.

There is an inherent risk that the Company may not achieve such projections and that the Company’s licensees may report lower than expected royalties, or the timing of cash receipts may not be in line with management’s projections. Should any of these scenarios occur, there is a risk that the Company may violate the Adjusted EBITDA covenant or the minimum cash balance covenant.

Should actual revenues during the upcoming year be lower than the projections by an amount that may potentially result in a violation of the Adjusted EBITDA covenant or the minimum cash balance covenant, or if timing of cash receipts is materially different than management’s expectations, management believes that there are various cash saving measures that could be quickly implemented during this time period, including reductions in discretionary expenses related to marketing programs, product development, and general and administrative expenses, including reducing personnel and personnel -related costs if necessary.  Such actions could potentially harm the business if large reductions in spending become necessary. Management believes that the cash savings from actions already enacted and additional savings from further measures that could be taken, if necessary, would allow the Company to maintain compliance with the Adjusted EBITDA covenant and the minimum cash balance covenant.

2.	New Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which modified existing guidance for off-balance sheet treatment of a lessee’s operating leases (“Topic 842”).  The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance.  An asset is recognized related to the right to use the underlying asset, and a liability is recognized related to the obligation to make lease payments over the term of the lease.  These amounts are determined based on the present value of the lease payments over the lease term.  The standard also requires expanded disclosures about leases.  The Company adopted this standard as of the beginning of its fiscal year ending February 1, 2020, electing the transition option that allowed it not to restate the comparative periods in its financial statements in the year of adoption and to carry forward its historical assessment of whether contracts are, or contain, leases, along with its historical assessment of lease classifications and initial direct costs.

The Company’s leases obligations comprise primarily individual leases for office space without multiple components.  The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date when the leased assets are made available for use.  For the Company’s long-term leases, operating leases obligations are included in other current liabilities and other liabilities, and right-of-use assets are included in accrued revenue and other assets. The Company does not have any material finance leases.  The operating lease obligations and right-of-use assets recognized on adoption of Topic 842 were $4.7 million and $4.6 million, respectively.  The difference between the total right-of-use assets and total lease liabilities recorded on adoption is primarily due to the derecognition of prepaid rent expenses.

The Company uses estimates of its incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of lease payments.  In determining the appropriate IBR, the Company considers information including, but not limited to, its credit rating, the lease term, and the currency in which the arrangement is denominated.  For leases which commenced prior to our adoption of Topic 842, we used the estimated IBR on the date of adoption. When the Company has the sole option to either renew or terminate a lease, the present value of the right-of-use asset and lease obligation includes the extension period when it is reasonably certain that the Company will exercise the option. Lease expense is recognized on a straight-line basis over the lease term.

3.	Intangible Assets

Intangible assets consists of the following:

	May 4, 2019			February 2, 2019
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$27,937	(20,010)	$7,927	$27,899	(19,834)	$8,064
Indefinite lived trademarks	56,687	—	56,687	56,687	—	56,687
	$84,624	$(20,010)	$64,614	$84,586	$(19,834)	$64,751

The Hi-Tec Acquisition during Fiscal 2017 resulted in trademarks valued at $52.4 million that are classified as indefinite lived and not subjected to amortization.  Other indefinite lived trademarks include certain Cherokee brand trademarks in the school uniforms category that were acquired in historical transactions.  The Company has acquired other trademarks that are being amortized over their estimated useful lives, which average 10.0 years with no residual values.  Amortization of intangible assets was $0.2 million and $0.4 million for the three months ended May 4, 2019 and May 5, 2018, respectively.

4.	Other Current Liabilities

Other current liabilities consists of the following:

(In thousands)	May 4, 2019	February 2, 2019
Accrued employee compensation and benefits	$308	$376
Restructuring plan liabilities	2,358	3,003
Income taxes payable	464	473
Current lease obligations and other liabilities	1,182	862
	$4,312	$4,714

5.	Restructuring Plans

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

Charges and payments against the restructuring plan obligations were as follows:

(In thousands)	FY19 Plan	FY18 Plan	Hi-Tec Plan	Total
Balance, February 2, 2019	2,760	44	199	3,003
Restructuring charges	42	—	—	42
Payments during the period	(526)	(44)	(117)	(687)
Balance, May 4, 2019	$2,276	$—	$82	$2,358

6.	Debt

On August 3, 2018, the Company entered into a senior secured credit facility, which provided a $40.0 term loan, and $13.5 million of subordinated promissory notes (the “Junior Notes”). The credit facility was amended on January 30, 2019 to provide an additional term loan of $5.3 million. The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all the assets of the Company and are guaranteed by the Company’s subsidiaries.  The Junior Notes mature in November 2021, and they are secured by a second priority lien on substantially all of the assets of Company and guaranteed by the Company’s subsidiaries.  Interest is payable monthly on the Junior Notes, but no periodic amortization payments are required.  The Junior Notes are subordinated in rights of payment and priority to the term loans but otherwise have economic terms substantially similar to the term loans.  Excluding the interest payable in kind, the weighted-average interest rate on both the term loans and Junior Notes at May 4, 2019 was 11.3%.

The term loans are subject to a borrowing base and include financial covenants and obligations regarding the operation of the Company’s business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of EBITDA, as defined in the agreement, and maintain a specified level of cash on hand. (See Note 1, Liquidity and Going Concern.)  The Company is required to maintain a borrowing base comprising the value of the Company’s trademarks that exceeds the outstanding balance of the term loans.  If the borrowing base is less than the outstanding term loans at any measurement period, then the Company would be required to repay a portion of the term loans to eliminate such shortfall.  Events of default include, among other things, the occurrence of a change of control of the Company, and a default under the term loans agreement would also trigger a default under the Junior Notes agreements.

Outstanding borrowings under the term loans were $44.8 million at May 4, 2019 with associated unamortized debt issuance costs of $3.1 million.  Outstanding Junior Notes were $13.5 million at May 4, 2019 with associated unamortized debt issuance costs of $0.5 million.

7.	Commitments and Contingencies

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

Operating Leases

The Company has non-cancelable operating lease agreements with various expiration dates through December 31, 2026 for office space and equipment.  Certain lease agreements include options to renew, which are not reasonably certain to be exercised and therefore are not factored into our determination of the present value of lease obligations.

Operating lease costs are included as a component of selling, general and administrative expense and were $0.2 million, excluding variable lease costs and sublease income, for the three months ended May 4, 2019.  Cash paid for operating lease obligations is consistent with operating lease costs for the period.  Total lease expense recognized prior to our adoption of Topic 842 was $0.2 million for the three months ended May 5, 2018.

As of May 4, 2019, the weighted-average remaining lease term is 6.7 years, and the weighted-average IBR is 8.8%.  The right-of-use assets as of May 4, 2019 was $4.4 million.  Future minimum commitments under non-cancelable operating leases as of May 4, 2019 are as follows:

(In thousands)	Operating Leases
Remainder of Fiscal 2020	$604
Fiscal 2021	890
Fiscal 2022	903
Fiscal 2023	886
Fiscal 2024	895
Thereafter	1,595
Total future minimum lease payments	5,773
Less imputed interest	(1,314)
Present value of operating lease liabilities	$4,459

Future minimum lease payments prior to the Company’s adoption of Topic 842 as of February 2, 2019 were as follows:

(In thousands)	Operating Leases
Fiscal 2020	$854
Fiscal 2021	865
Fiscal 2022	876
Fiscal 2023	857
Fiscal 2024	863
Thereafter	1,673
Total future minimum lease payments	$5,988

8.	Revenues and Concentrations of Risk

Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Three Months Ended
(In thousands)	May 4, 2019	May 5, 2018
U.S. and Canada	$1,342	$1,823
Europe	845	852
Middle East, India and Africa	793	1,043
Asia/Pacific	1,393	888
Latin America	679	796
Total	$5,052	$5,402

Long‑lived assets located in the United States and outside the United States amount to $0.1 million and $0.4 million, respectively, at May 4, 2019 and $0.2 million and $0.4 million, respectively, at February 2, 2019.

Deferred revenue totaled $1.7 million and $2.2 million at May 4, 2019 and February 2, 2019, respectively.  Revenue recognized in three months ended May 4, 2019 that was previously included in deferred revenue was $0.7 million.  Revenue recognized in the three months ended May 5, 2018 that was previously included in deferred revenue was $0.9 million.

Three licensees accounted for approximately 37% of accounts receivable at May 4, 2019, and two licensees accounted for approximately 28% of revenues for three months ended May 4, 2019.  Two licensees accounted for approximately 29% of accounts receivable at February 2, 2019, and two licensee accounted for approximately 23% of revenues for three months ended May 5, 2018.

9.	Earnings (Loss) Per Share

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

Each reporting period, the Company evaluates the realizability of its deferred tax assets.  As of May 4, 2019, the Company continued to maintain a full valuation allowance against its deferred tax assets in the United States and the foreign subsidiaries acquired in the Hi-Tec Acquisition.  These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.

As of May 4, 2019, the reserve for uncertain tax positions resulting from unrecognized tax benefits related to the Company’s Hi-Tec subsidiaries was $3.3 million.  During the three months ended May 4, 2019, the Company decreased its liability for uncertain tax positions by $0.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this discussion and analysis, “Cherokee Global Brands”, the “Company”, “we”, “us” and “our” refer to Cherokee Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise.  Additionally, “Fiscal 2020” refers to our fiscal year ending February 1, 2020 and “Fiscal 2019” refers to our fiscal year ended February 2, 2019.  The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report.  The information contained in this quarterly report on Form 10‑Q is not a complete description of our business or the risks associated with an investment in our securities.  For additional context with which to understand our financial condition and results of operations, refer to management’s discussion and analysis of financial condition and results of operations (“MD&A”) contained in our Annual Report on Form 10‑K, for the fiscal year ended February 2, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on April 23, 2019, as well as the consolidated financial statements and notes contained therein (collectively, our “Annual Report”).  In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S‑K.  The section entitled “Risk Factors” set forth in Item 1A of our Annual Report and similar disclosures in our other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition.

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

Overview

Cherokee Global Brands is a global marketer and manager of a portfolio of fashion and lifestyle brands that we own, brands that we create, and brands that we elevate for others.  Company-owned brands, which are licensed in multiple consumer product categories and retail channels around the world, include Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Everyday California, Carole Little, Sideout and others.  As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio.  We believe the strength of our brand portfolio and platform of design, product development and marketing capabilities has made us one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, accessories and home products.

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

For certain of our key legacy brands, including Cherokee, Hawk Signature and Tony Hawk and Liz Lange, we are shifting our strategy for U.S. sales from DTR licensing to wholesale licensing. In addition, we are primarily pursuing a wholesale licensing strategy for global sales of our recently acquired Hi-Tec, Magnum, Interceptor and 50 Peaks brands.  We believe these arrangements signal a significant shift in our business strategy, from our historical focus on DTR licensing for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands. Although we believe these new wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships, and may provide additional avenues to obtain brand recognition and grow our Company, this shift in our strategy also exposes us to a number of risks, and it has had a negative effect on our results of operations as we transition to our new licensees.

We derive revenues primarily from licensing our trademarks to retailers, manufacturers and distributors all over the world, and we are continually pursuing relationships with new retailers, manufacturers and distributors in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums. As of May 4, 2019, we had 43 continuing license agreements in approximately 80 countries. These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya, Big 5, Academy, JD Sports, Black’s and Lidl. As of May 4, 2019, we had contractual rights to receive over $56.4 million of minimum royalty revenues over the next nine years, excluding any revenues that may be guaranteed in connection with contract renewals.

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

Revenue Overview

We typically enter into license agreements with retailers, manufacturers and distributors for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Our revenues by geographic territory are as follows:

	Three Months Ended
(In thousands, except percentages)	May 4, 2019		May 5, 2018
United States and Canada	$1,342	27%	$1,823	34%
Europe	845	17%	852	16%
Middle East, India and Africa	793	16%	1,043	19%
Asia/Pacific	1,393	27%	888	16%
Latin America	679	13%	796	15%
Revenues	$5,052	100%	$5,402	100%

Revenues in United States and Canada no longer include revenues from our Flip Flop Shops franchise business, which we sold in June 2018.  Flip Flop Shops royalties contributed 5% of total revenue for the three months ended May 5, 2018. Our revenues in the Middle East, India and Africa include revenues from our Cherokee licensee in South Africa that expired at the end of Fiscal 2019 and has yet to be replaced.  Our royalty revenues in Asia grew as a result of our new product development and design services agreement with a major retailer in the People’s Republic of China.  We are providing our product design and development expertise for a brand that they own, which we believe will efficiently enhance their retail operations.

Sales of products by certain of our licensees that operate in Europe are being negatively affected by the economic uncertainty surrounding Brexit. We believe this had a negative effect on these licensees’ businesses during the three months ended May 4, 2019 and a corresponding negative impact on our royalty revenues for that same period. This trend may continue into future quarters.  Furthermore, the United States has indicated its intent to increase tariff rates on apparel and footwear.  We believe our licensees who use manufacturing facilities in countries subject to increasing tariffs are taking proactive steps to offset the potential impact of higher tariffs, including moving production to countries not subject to higher tariffs and negotiating lower costs with existing suppliers.  Nonetheless, if enacted, these higher tariffs may result in higher prices and a corresponding slow-down in retail sales of products bearing our trademarks, which in turn could result in lower royalty revenues.

Results of Operations

The table below contains certain information about our continuing operations from our condensed consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended
(In thousands, except percentages)	May 4, 2019		May 5, 2018
Revenues:
Cherokee	$1,534	30%	$2,122	39%
Hi-Tec, Magnum, Interceptor and 50 Peaks	2,526	50%	2,585	48%
Hawk	103	2%	181	3%
Other brands	889	18%	514	10%
Total revenues	5,052	100%	5,402	100%
Operating expenses:
Selling, general and, administrative expenses	3,855	76%	4,356	81%
Stock-based compensation	208	4%	300	6%
Business acquisition and integration costs	66	1%	307	6%
Restructuring charges	42	1%	—	—%
Depreciation and amortization	257	5%	601	11%
Total operating expenses	4,428	87%	5,564	103%
Operating income (loss)	624	12%	(162)	-3%
Interest expense and other income, net	(2,244)	-44%	(1,741)	-32%
Loss before income taxes	(1,620)	-32%	(1,903)	-35%
Provision for income taxes	638	13%	838	16%
Net loss	$(2,258)	100%	$(2,741)	100%
Non-GAAP data:
Adjusted EBITDA(1)	$1,197		$1,046

(1)

We define Adjusted EBITDA as net income before (i) interest expense, (ii) other (income) expense, net, (iii) provision for income taxes, (iv) depreciation and amortization, (v) gain on sale of assets, (vi) restructuring charges, (vii) business acquisition and integration costs and (viii) stock-based compensation and stock warrant charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the cost of acquiring or disposing of businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, non-operating income or expense items, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring or disposing of businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  A reconciliation from net loss from continuing operations as reported in our condensed consolidated statement of operations to Adjusted EBITDA is as follows:

	Three Months Ended
(In thousands)	May 4, 2019	May 5, 2018
Net loss	$(2,258)	$(2,741)
Provision for income taxes	638	838
Interest expense	2,245	1,737
Other (income) expense, net	(1)	4
Depreciation and amortization	257	601
Restructuring charges	42	—
Business acquisition and integration costs	66	307
Stock-based compensation	208	300
Adjusted EBITDA	$1,197	$1,046

Three Months Ended May 4, 2019 Compared to Three Months Ended May 5, 2018

The decrease in royalty revenues in the three months ended May 4, 2019 compared to the three months ended May 5, 2018 was primarily due to the expiration of our Cherokee license in South Africa at the end of Fiscal 2019 and the sale of our Flip Flop Shops franchise business in June 2018.  These decreases were partially offset by revenues from our new design services agreement with a retailer in China.

Selling, general and administrative expenses decreased 12% to $3.9 million in the three months ended May 4, 2019 from $4.4 million in the three months ended May 5, 2018.  These expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our ongoing operations.  The decrease in selling, general and administrative expenses for the three-month period was primarily due to reduced spending for payroll that resulted from our restructuring plan that we implemented during the three months ended August 4, 2018 to improve our organizational efficiencies.

Stock-based compensation in the three months ended May 4, 2019 was $0.2 million compared to $0.3 million in the three months ended May 5, 2018, and comprises charges related to stock options and restricted stock grants.  We incurred $0.1 million of costs during the three months ended May 4, 2019 for legal and other costs related to business acquisitions and restructuring.

We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that is being amortized over their useful lives.  Depreciation and amortization decreased in the three months ended May 4, 2019 compared to the three ended May 5, 2018 primarily due to the disposition of our Flip Flop Shops franchise business.

Interest expense was $2.2 million in the three months ended May 4, 2019 compared to $1.7 million in the three months ended May 5, 2018. This increase was primarily due to our increased debt level, along with higher non-cash interest charges related to our new term loans.

The provision for income taxes was $0.6 million in the three months ended May 4, 2019 compared to a $0.8 million in the three months ended May 5, 2018.  Even though we generated an operating loss in both of these periods, we reported tax expense because no tax benefits were recognized for tax losses in the United States and certain foreign jurisdictions due to previously established valuation allowances.

Our net loss was $2.3 million in the three months ended May 4, 2019 compared to a net loss of $2.7 million in the three months ended May 5, 2018. Our Adjusted EBITDA increased 14% to $1.2 million in the three months ended May 4, 2019 from $1.0 million in the three months ended May 5, 2018.

Liquidity and Capital Resources

We generally finance our working capital needs and capital investments with operating cash flows, term loans, subordinated promissory notes and lines of credit. In December 2016, we entered into a $50.0 million credit facility that was used to partially fund the Hi-Tec Acquisition. On August 3, 2018, we replaced that credit facility with a $40.0 million term loan and $13.5 million of subordinated promissory notes, and on January 30, 2019, we entered into an incremental $5.3 million term loan.

Cash Flows

We used $2.9 million of cash in our operating activities in the three months ended May 4, 2019, compared to $1.2 million used in the three months ended May 5, 2018.  This $1.7 million increase in cash used in operations resulted primarily from collecting less cash from our licensees during the three months ended May 4, 2019 compared to the three months ended May 5, 2018 when we collected cash from our sales and distribution business that was sold to International Brands Group during the fourth quarter of Fiscal 2018.  This decrease in cash collections was partially offset by using less cash to fund our restructuring obligations.

Our investing activities were minimal in the three months ended May 4, 2019. We generated $1.8 million of cash from investing activities in the three months ended May 5, 2018 primarily as a result of selling our sales and distribution operations of Hi-Tec to International Brands Group in the fourth quarter of Fiscal 2018.

Our financing activities provided $0.3 million of cash in the three months ended May 4, 2019 compared to using $0.4 million of cash in the three months ended May 5, 2018.  We made principal payments of $0.3 million in the three months ended May 4, 2019, but this was more than offset by $0.6 million of cash received from the exercise of stock warrants.

Credit Facilities

On August 3, 2018, we replaced our previous credit facility with a combination of a senior secured credit facility, which provided a $40.0 million term loan, and $13.5 million of subordinated promissory notes. On January 30, 2019, the credit facility was amended to provide an additional $5.3 million term loan. The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin. The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all of our assets and are guaranteed by our subsidiaries. The $13.5 million of subordinated promissory notes mature in November 2021, and they are secured by a second priority lien on substantially all of our assets and guaranteed by our subsidiaries. Interest is payable monthly on the subordinated promissory notes, but no periodic amortization payments are required. The subordinated promissory notes are subordinated in rights of payment and priority to the term loan but otherwise have economic terms substantially similar to the term loan. Excluding the interest payable in kind, the weighted-average interest rate on both the term loans and subordinated promissory notes at May 4, 2019 was 11.3%. Outstanding borrowings under the senior secured credit facility were $44.8 million at May 4, 2019, and outstanding subordinated promissory notes were $13.5 million.

The term loans are subject to a borrowing base and include financial covenants and obligations regarding the operation of our business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of Adjusted EBITDA, as defined in the credit agreement (approximately $9.5 million for the trailing twelve months as of February 1, 2020), and maintain a minimum cash balance of $1.0 million. We are required to maintain a borrowing base comprising the value of our trademarks that exceeds the outstanding balance of the term loan. If the borrowing base is less than the outstanding term loan at any measurement period, then we would be required to repay a portion of the term loan to eliminate such shortfall.

Our financial projections currently indicate that we will remain in compliance with the Adjusted EBITDA and minimum cash balance covenants for a period of at least one year from the date of this report. However, there is an inherent risk that we may not achieve our projections and that our licensees may report lower than expected royalties, or the timing of cash receipts may not be in line with our projections. Should any of these scenarios occur, there is a risk that we may violate the Adjusted EBITDA covenant or the minimum cash balance covenant.

If actual revenues during the upcoming year are lower than our projections by an amount that may potentially result in a violation of the Adjusted EBITDA covenant or the minimum cash balance covenant, or if timing of cash receipts is materially different than our expectations, we believe that there are various cash saving measures that could be quickly implemented during this time period, including reductions in discretionary expenses related to marketing programs, product development, and general and administrative expenses, including reducing personnel and personnel related costs if necessary.  Such actions could potentially harm the business if large reductions in spending become necessary.  We believe that the cash savings from actions already enacted and additional savings from further measures that could be taken, if necessary would allow us to maintain compliance with the Adjusted EBITDA covenant and the minimum cash balance covenant.  If we do not comply with the terms of the credit agreement in the future, including if we experience a change of control, it would be an event of default, and, subject to certain cure periods, the lender would have the right to require immediate repayment of the term loan, and/or exercise any other rights or remedies it may have, including foreclosing on our assets that serve as collateral.  Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements.

In connection with the refinancing on August 3, 2018, we issued warrants to purchase shares of our common stock to our term loan lenders and to certain holders of our subordinated promissory notes. In the three months ended May 4, 2019, 1,245,000 stock warrant shares were exercised and converted into our common stock for a cash exercise price of $0.6 million.

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

Interest

From time to time we invest our excess cash in interest bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheets and do not represent a material interest rate risk to us. In relation to our term loan and subordinated promissory notes, a 100-basis point increase in the interest rate would have increased our interest expense in the three months ended May 4, 2019 by approximately $0.1 million.

Foreign Currency

Although we conduct business in various parts of the world, our international royalty revenues are typically denominated in U.S. dollars.  However, because our international licensees operate in other currencies, fluctuations in the value of the U.S. dollar relative to these foreign currencies have an impact on our royalty revenues, which could materially affect our results of operations and cash flows.  The primary foreign currencies that our licensees operate in are the Euro, the Great British Pound, the Mexican Peso, the South African Rand, the Japanese Yen, the Chinese Yuan, the Indian Rupee and the Canadian Dollar.  Our revenues from international licensing activities comprised 73% of total revenues during the three months ended May 4, 2019.  A hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies of countries where our licensees operate would have theoretically reduced our revenues in the three months ended May 4, 2019 by approximately $0.4 million.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 4, 2019.

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

On June 5, 2018, we received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we are no longer in compliance with Nasdaq’s minimum bid price rule, which is a requirement for continued listing on the Nasdaq Global Market. Nasdaq’s rules require that we regain compliance with this rule by December 3, 2018.  On December 4, 2018, however, we received a letter from Nasdaq notifying us that our transfer to the Nasdaq Capital Market was approved and that we had been granted an additional 180-day extension period to regain compliance with the minimum bid price rule.  This 180-day period expired on June 3, 2019.  We received another letter from Nasdaq on June 4, 2019 indicating their intent to delist our securities from the Nasdaq Capital Market on June 13, 2019 because we had not achieved the required minimum bid price unless we request an appeal of this determination.  We filed our appeal on June 6, 2019 and our securities will continue to trade on the Nasdaq Capital Market subject to a further decision by Nasdaq’s Hearings Panel.  If the Nasdaq Hearings Panel does not accept our plan to regain compliance, or if we regain compliance but we again fail to comply with this rule or with any other Nasdaq requirement in the future, then we would receive additional deficiency letters from Nasdaq and our common stock could be delisted from trading on Nasdaq. Such an event could cause our common stock to be classified as a “penny stock,” among other potentially detrimental consequences, and could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock, any of which could significantly impact our stockholders’ ability to sell their shares of our common stock or to sell these shares at a price that a stockholder may deem acceptable.

We have incurred a significant amount of indebtedness, and our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity.

On August 3, 2018, we entered into a senior secured credit facility that provided a term loan and issued subordinated promissory notes, which was subsequently amended on January 30,2019 to provide an additional term loan.  As of May 4, 2019, $58.3 million in principal was outstanding under these financing arrangements.  Principal repayments are required quarterly on the term loan, and any remaining outstanding indebtedness is due in August 2021.  The subordinated promissory notes mature in November 2021.

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

Several of our branded products are manufactured in countries such as China that are subject to increasing tariffs. Our licensees who use manufacturing facilities in countries subject to increasing tariffs may be forced to increase consumer prices and, as a result, experience depressed sales. Such increased prices and depressed sales may have a material negative effect on the businesses of our licensees, and may corresponding negatively impact our royalty revenues. In addition, the United Kingdom’s referendum to withdraw from the European Union, commonly known as “Brexit,” has created political and economic uncertainty, particularly in the United Kingdom and the European Union. Brexit may cause significant disruptions in the free movement of goods, services and people, increased legal and regulatory burdens, fluctuations in currency exchange rates, and higher potential costs of conducting business in Europe and globally.  To the extent that any of the foregoing occur, they could negatively affect the sales of our branded products, which would adversely impact our royalty revenues.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our refinancing on August 3, 2018, we issued warrants (the “Warrants”) to purchase shares of our common stock to our term loan lenders and to certain holders of our subordinated promissory notes.  During the three months ended May 4, 2019, we issued 1,245,000 shares of our common stock upon the exercise of certain of the Warrants for a cash exercise price of $0.6 million. The shares of our common stock so issued were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder. The cash proceeds were utilized for working capital.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 4, 2019 and February 2, 2019; (ii) Condensed Consolidated Statements of Operations for the three months ended May 4, 2019 and May 5, 2018; (iii) Condensed Consolidated Statement of Stockholders ‘Equity for the three months ended May 4, 2019 and May 5, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended May 4, 2019 and May 5, 2018; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 18, 2019

CHEROKEE INC.

By:	/s/ Henry Stupp

Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven L. Brink

Steven L. Brink
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)