Form 10-Q
period 2019-08-03
Apex Global Brands Inc.
filed 2019-09-17
CIK 844161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2019.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-18640

APEX GLOBAL BRANDS INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4182437
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

5990 Sepulveda Boulevard, Sherman Oaks, CA	91411
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code  (818) 908-9868

CHEROKEE INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.02 per share	APEX	The Nasdaq Capital Market

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

As of September 13, 2019, there were approximately 16,565,057 million shares of the Registrant’s Common Stock outstanding.

APEX GLOBAL BRANDS INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	August 3, 2019	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$1,131	$4,284
Accounts receivable, net	5,224	4,363
Other receivables	296	339
Prepaid expenses and other current assets	617	857
Total current assets	7,268	9,843
Property and equipment, net	522	620
Intangible assets, net	64,456	64,751
Goodwill	16,252	16,252
Accrued revenue and other assets	6,483	1,645
Total assets	$94,981	$93,111
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,402	$3,120
Other current liabilities	4,215	4,714
Current portion of long-term debt	1,400	1,300
Deferred revenue—current	2,478	1,626
Total current liabilities	10,495	10,760
Long-term liabilities:
Long-term debt	53,582	53,154
Deferred income taxes	12,831	12,055
Long-term lease liabilities	3,734	—
Other liabilities	2,127	2,807
Total liabilities	82,769	78,776
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.02 par value, 30,000,000 shares authorized, shares issued 16,565,057 (August 3, 2019) and 14,700,953 (February 2, 2019)	331	294
Additional paid-in capital	77,998	76,633
Accumulated deficit	(66,117)	(62,592)
Total stockholders’ equity	12,212	14,335
Total liabilities and stockholders’ equity	$94,981	$93,111

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Revenues	$5,603	$7,073	$10,655	$12,475
Operating expenses:
Selling, general and administrative expenses	3,069	3,987	6,924	8,343
Stock-based compensation	515	125	723	425
Business acquisition and integration costs	145	—	211	307
Restructuring charges	—	5,615	42	5,615
Gain on sale of assets	—	(571)	—	(571)
Depreciation and amortization	254	330	511	931
Total operating expenses	3,983	9,486	8,411	15,050
Operating income (loss)	1,620	(2,413)	2,244	(2,575)
Other income (expense):
Interest expense	(2,251)	(2,360)	(4,496)	(4,097)
Other income (expense), net	60	(3,229)	61	(3,233)
Total other expense, net	(2,191)	(5,589)	(4,435)	(7,330)
Loss before income taxes	(571)	(8,002)	(2,191)	(9,905)
Provision for income taxes	696	1,051	1,334	1,889
Net loss	$(1,267)	$(9,053)	$(3,525)	$(11,794)
Net loss per share:
Basic loss per share	$(0.08)	$(0.65)	$(0.22)	$(0.84)
Diluted loss per share	$(0.08)	$(0.65)	$(0.22)	$(0.84)
Weighted average common shares outstanding:
Basic	16,245	14,030	15,815	14,014
Diluted	16,245	14,030	15,815	14,014

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, February 2, 2019	14,701	$294	$76,633	$(62,592)	$14,335
Stock-based compensation	—	—	208	—	208
Equity issuances, net of tax	1,245	25	598	—	623
Stock Warrants	—	—	28	—	28
Net Loss	—	—	—	(2,258)	(2,258)
Balance, May 4, 2019	15,946	$319	$77,467	$(64,850)	$12,936
Stock-based compensation	—	—	515	—	515
Equity issuances, net of tax	619	12	(12)	—	—
Stock Warrants	—	—	28	—	28
Net Loss	—	—	—	(1,267)	(1,267)
Balance, August 3, 2019	16,565	$331	$77,998	$(66,117)	$12,212

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, February 3, 2018	13,997	$280	$74,377	$(50,542)	$24,115
Adoption of ASC 606	—	—	—	275	275
Stock-based compensation	—	—	300	—	300
Stock Warrants	—	—	23	—	23
Net Loss	—	—	—	(2,741)	(2,741)
Balance, May 5, 2018	13,997	$280	$74,700	$(53,008)	$21,972
Stock-based compensation	—	—	125	—	125
Equity issuances, net of tax	48	1	—	—	1
Stock Warrants	—	—	797	—	797
Net Loss	—	—	—	(9,053)	(9,053)
Balance, August 4, 2018	14,045	$281	$75,622	$(62,061)	$13,842

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net loss	$(3,525)	$(11,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	511	931
Restructuring charges	42	5,615
Amortization of deferred financing costs	1,165	3,396
Deferred income taxes and noncurrent provisions	776	1,442
Stock-based compensation and stock warrant charges	779	469
Gain on sale of assets	—	(571)
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	(861)	4,577
Other receivables	43	(87)
Prepaid expenses and other current assets	163	462
Other assets	(507)	(778)
Accounts payable	(702)	775
Other current liabilities	(2,274)	(4,637)
Deferred revenue	1,369	(1,823)
Net cash used in operating activities	(3,021)	(2,023)
Net cash used in operating activities from discontinued operations	(—)	(1,225)
Cash flows from investing activities:
Capital investments	(119)	(67)
Proceeds from business disposition and sale of assets	—	5,668
Net cash provided by (used in) investing activities	(119)	5,601
Cash flows from financing activities:
Proceeds from term loan, subordinated promissory notes and line of credit	—	42,000
Payments on term loan and line of credit	(600)	(38,000)
Debt issuance costs	(36)	(2,780)
Issuance of common stock	623	1
Net cash (used in) provided by financing activities	(13)	1,221
(Decrease) increase in cash and cash equivalents	(3,153)	3,574
Cash and cash equivalents, beginning of period	4,284	3,174
Cash and cash equivalents, end of period	$1,131	$6,748
Cash paid for:
Income taxes	$528	$536
Interest	$3,313	$3,753
Noncash investing and financing activities:
Conversion of junior participation interests to subordinated promissory notes	$—	$11,500

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.  Cherokee Inc. changed its name to Apex Global Brands Inc. effective June 27, 2019.  These financial statements include the accounts of Apex Global Brands Inc. and its consolidated subsidiaries (the “Company”) and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended February 2, 2019 included in the Company’s Annual Report on Form 10-K.  Interim results are not necessarily indicative of results to be expected for the full year.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Under the Company’s senior secured credit facility, the Company is required to maintain specified levels of Adjusted EBITDA as defined ($9.5 million for the trailing twelve months as of February 1, 2020) and maintain a minimum cash balance of $1.0 million.  The Company’s financial projections currently indicate that the Company will remain in compliance with these covenants for a period of at least one year from the issuance date of these condensed consolidated financial statements.  Actual year-to-date revenues have been lower than the Company’s previous forecasts due to lower than expected royalties reported by the Company’s licensees, which have been negatively impacted by the economic uncertainty surrounding Brexit, global trade wars and increasing tariffs on footwear and apparel, and the weakening of the British pound sterling and euro in relation to the United States dollar.  As a result, management has enacted certain cash savings measures.

Should actual revenues during the upcoming year be lower than management’s current projections by an amount that may potentially result in a violation of the Adjusted EBITDA covenant or the minimum cash balance covenant, or if timing of cash receipts is materially different than management’s expectations, management believes that there are additional cash saving measures that could be implemented during this time period, including reductions in discretionary expenses related to marketing programs, product development and general and administrative expenses  However, if actual future revenues are substantially below current forecasts, such actions may not be adequate to maintain compliance with the Adjusted EBITDA covenant and the minimum cash balance covenant.  Because of this uncertainty, there is substantial doubt about the Company’s ability to continue as a going concern.  In addition to the Company’s management endeavoring to increase its earnings through the cost-saving measures noted above, the Company is in active negotiations for new and amended licenses that would increase its working capital and Adjusted EBITDA.

2.	New Accounting Pronouncement

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (“Topic 326”).  For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable.  This new standard is effective for the Company’s fiscal year ending January 30, 2021 (‘‘Fiscal 2021’’).  The Company is currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements. Management does not expect the impact of adoption to be material.

In March 2016, the FASB issued authoritative guidance which modified existing guidance for off-balance sheet treatment of a lessee’s operating leases (“Topic 842”).  The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance.  An asset is recognized related to the right to use the underlying asset, and a liability is recognized related to the obligation to make lease payments over the term of the lease.  These amounts are determined based on the present value of the lease payments over the lease term.  The standard also requires expanded disclosures about leases.  The Company adopted this standard as of the beginning of its fiscal year ending February 1, 2020, electing the transition option that allowed it not to restate the comparative periods in its financial statements in the year of adoption and to carry forward its historical assessment of whether contracts are, or contain, leases, along with its historical assessment of lease classifications and initial direct costs.

The Company’s leases obligations comprise primarily individual leases for office space without multiple components.  The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date when the leased assets are made available for use.  For the Company’s long-term leases, operating leases obligations are included in other current liabilities and long-term lease liabilities, and right-of-use assets are included in accrued revenue and other assets. The Company does not have any material finance leases.  The operating lease obligations and right-of-use assets recognized on adoption of Topic 842 were $4.7 million and $4.6 million, respectively.  The difference between the total right-of-use assets and total lease liabilities recorded on adoption is primarily due to the derecognition of prepaid rent expenses.

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

3.	Intangible Assets

Intangible assets consist of the following:

	August 3, 2019			February 2, 2019
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$27,972	(20,203)	$7,769	$27,899	(19,835)	$8,064
Indefinite lived trademarks	56,687	—	56,687	56,687	—	56,687
	$84,659	$(20,203)	$64,456	$84,586	$(19,835)	$64,751

The Hi-Tec Acquisition during Fiscal 2017 resulted in trademarks valued at $52.4 million that are classified as indefinite lived and not subjected to amortization.  Other indefinite lived trademarks include certain Cherokee brand trademarks that were acquired in historical transactions.  The Company has acquired other trademarks that are being amortized over their estimated useful lives, which average 10.0 years with no residual values.  Amortization of intangible assets was $0.2 million and $0.2 million for the three months ended August 3, 2019 and August 4, 2018, respectively, and $0.4 million and $0.6 million for the six months ended August 3, 2019 and August 4, 2018, respectively.

4.	Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	August 3, 2019	February 2, 2019
Accrued employee compensation and benefits	$412	$376
Restructuring plan liabilities	2,087	3,003
Income taxes payable	484	473
Current lease obligations and other liabilities	1,232	862
	$4,215	$4,714

5.	Restructuring Plans

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

Charges and payments against the restructuring plan obligations were as follows:

(In thousands)	FY19 Plan	FY18 Plan	Hi-Tec Plan	Total
Balance, February 2, 2019	2,760	44	199	3,003
Restructuring charges	42	—	—	42
Payments during the period	(797)	(44)	(117)	(958)
Balance, August 3, 2019	$2,005	$—	$82	$2,087

6.	Debt

On August 3, 2018, the Company entered into a senior secured credit facility, which provided a $40.0 term loan, and $13.5 million of subordinated promissory notes (the “Junior Notes”). The credit facility was amended on January 30, 2019 to provide an additional term loan of $5.3 million. The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all the assets of the Company and are guaranteed by the Company’s subsidiaries.  The Junior Notes mature in November 2021, and they are secured by a second priority lien on substantially all of the assets of Company and guaranteed by the Company’s subsidiaries.  Interest is payable monthly on the Junior Notes, but no periodic amortization payments are required.  The Junior Notes are subordinated in rights of payment and priority to the term loans but otherwise have economic terms substantially similar to the term loans.  Excluding the interest payable in kind, the weighted-average interest rate on both the term loans and Junior Notes at August 3, 2019 was 11.3%.

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

Outstanding borrowings under the term loans were $44.5 million at August 3, 2019 with associated unamortized debt issuance costs of $2.5 million.  Outstanding Junior Notes were $13.5 million at August 3, 2019 with associated unamortized debt issuance costs of $0.5 million.

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

Operating lease costs are included as a component of selling, general and administrative expense and were $0.1 million and $0.3 million, excluding variable lease costs and sublease income, for the three and six months ended August 3, 2019, respectively.  Cash paid for operating lease obligations is consistent with operating lease costs for the period.  Total lease expense recognized prior to our adoption of Topic 842 was $0.2 million and $0.4 million for the three and six months ended August 4, 2018, respectively.

As of August 3, 2019, the weighted-average remaining lease term is 6.4 years, and the weighted-average IBR is 8.8%.  The right-of-use assets as of August 3, 2019 was $4.3 million.  Future minimum commitments under non-cancelable operating leases as of August 3, 2019 are as follows:

(In thousands)	Operating Leases
Remainder of Fiscal 2020	$485
Fiscal 2021	886
Fiscal 2022	898
Fiscal 2023	881
Fiscal 2024	890
Thereafter	1,589
Total future minimum lease payments	5,629
Less imputed interest	(1,317)
Present value of operating lease liabilities	$4,312

Future minimum lease payments as of February 2, 2019 were as follows:

(In thousands)	Operating Leases
Fiscal 2020	$854
Fiscal 2021	865
Fiscal 2022	876
Fiscal 2023	857
Fiscal 2024	863
Thereafter	1,673
Total future minimum lease payments	$5,988

8.	Revenues and Concentrations of Risk

Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Three Months Ended		Six Months Ended
(In thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
U.S. and Canada	$1,380	$1,580	$2,722	$3,403
Europe	1,102	2,370	1,947	3,222
Middle East, India and Africa	678	1,138	1,471	2,181
Asia/Pacific	1,550	942	2,943	1,829
Latin America	893	1,043	1,572	1,840
Total	$5,603	$7,073	$10,655	$12,475

Long‑lived assets located in the United States and outside the United States amount to $0.2 million and $0.3 million, respectively, at August 3, 2019 and $0.2 million and $0.4 million, respectively, at February 2, 2019.

Deferred revenue totaled $2.5 million and $2.2 million at August 3, 2019 and February 2, 2019, respectively.  Revenue recognized in the three and six months ended August 3, 2019 that was previously included in deferred revenue was $0.7 million and $1.4 million, respectively.  Revenue recognized in the three and six months ended August 4, 2018 that was previously included in deferred revenue was $0.9 million and $1.8 million.

Two licensees accounted for approximately 21% of accounts receivable at August 3, 2019, and two licensees accounted for approximately 25% and two licensees for approximately 26% of revenues for three and six months ended August 3, 2019, respectively.  Two licensees accounted for approximately 29% of accounts receivable at February 2, 2019, and three licensees accounted for approximately 45% and two licensees for approximately 20% of revenues for three and six months ended August 4, 2018, respectively.

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

Each reporting period, the Company evaluates the realizability of its deferred tax assets.  As of August 3, 2019, the Company continued to maintain a full valuation allowance against its deferred tax assets in the United States and the foreign subsidiaries acquired in the Hi-Tec Acquisition.  These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.

As of August 3, 2019, the reserve for uncertain tax positions resulting from unrecognized tax benefits related to the Company’s Hi-Tec subsidiaries was $3.3 million.  There was no change in the three months ended August 3, 2019 and  a decrease of $0.1 million in the six months ended August 3, 2019, in the Company’s liability for uncertain tax positions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this discussion and analysis, “Apex Global Brands”, the “Company”, “we”, “us” and “our” refer to Apex Global Brands Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise.  Additionally, “Fiscal 2020” refers to our fiscal year ending February 1, 2020 and “Fiscal 2019” refers to our fiscal year ended February 2, 2019.  The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report.  The information contained in this quarterly report on Form 10‑Q is not a complete description of our business or the risks associated with an investment in our securities.  For additional context with which to understand our financial condition and results of operations, refer to management’s discussion and analysis of financial condition and results of operations (“MD&A”) contained in our Annual Report on Form 10‑K, for the fiscal year ended February 2, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on April 23, 2019, as well as the consolidated financial statements and notes contained therein (collectively, our “Annual Report”).  In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S‑K.  The section entitled “Risk Factors” set forth in Item 1A of our Annual Report and similar disclosures in our other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition.

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

Overview

Apex Global Brands is a global marketer and manager of a portfolio of fashion and lifestyle brands that we own, brands that we create, and brands that we elevate for others.  Company-owned brands, which are licensed in multiple consumer product categories and retail channels around the world, include Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Liz Lange, Completely Me by Liz Lange, Everyday California, Carole Little, Sideout and others.  As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio.  We believe the strength of our brand portfolio and platform of design, product development and marketing capabilities has made us one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, accessories and home products.

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

For certain of our key legacy brands, including Cherokee, Hawk Signature, Tony Hawk and Liz Lange, we are shifting our strategy for U.S. sales from DTR licensing to wholesale licensing. In addition, we are primarily pursuing a wholesale licensing strategy for global sales of our recently acquired Hi-Tec, Magnum, Interceptor and 50 Peaks brands.  We believe these arrangements signal a significant shift in our business strategy, from our historical focus on DTR licensing for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands. Although we believe these new wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships, and may provide additional avenues to obtain brand recognition and grow our Company, this shift in our strategy also exposes us to a number of risks, and it has had a negative effect on our results of operations as we transition to our new licensees.

We derive revenues primarily from licensing our trademarks to retailers, manufacturers and distributors all over the world, and we are continually pursuing relationships with new retailers, manufacturers and distributors in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums. As of August 3, 2019, we had 46 continuing license agreements in approximately 140 countries. These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Pick N Pay, Nishimatsuya, Big 5, Academy, JD Sports, Black’s and Lidl. As of August 3, 2019, we had contractual rights to receive over $58.0 million of minimum royalty revenues over the next nine years, excluding any revenues that may be guaranteed in connection with contract renewals.

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

Revenue Overview

We typically enter into license agreements with retailers, manufacturers and distributors for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Our revenues by geographic territory are as follows:

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
United States and Canada	$1,380	24%	$1,580	22%	$2,722	25%	$3,403	27%
Europe	1,102	20%	2,370	34%	1,947	18%	3,222	26%
Middle East, India and Africa	678	12%	1,138	16%	1,471	14%	2,181	17%
Asia/Pacific	1,550	28%	942	13%	2,943	28%	1,829	15%
Latin America	893	16%	1,043	15%	1,572	15%	1,840	15%
Revenues	$5,603	100%	$7,073	100%	$10,655	100%	$12,475	100%

Revenues in United States and Canada no longer include revenues from our Flip Flop Shops franchise business, which the Company sold in June 2018.  Flip Flop Shops royalties contributed 1% and 3% of total revenue for the three and six months ended August 4, 2018, respectively. Our Europe royalties declined in the three and six months ended August 3, 2019 as a large initial order of Cherokee products by a large retailer in Europe did not repeat in the current year.  Our revenues in the Middle East, India and Africa include revenues from our Cherokee licensee in South Africa that expired at the end of Fiscal 2019 and has yet to be replaced.  Our royalty revenues in Asia grew as a result of our new product development and design services agreement with a major retailer in the People’s Republic of China.  We are providing our product design and development expertise for a brand that they own, which we believe will efficiently enhance their retail operations.

Sales of products by certain of our licensees that operate in Europe are being negatively affected by the economic uncertainty surrounding Brexit. We believe this had a negative effect on these licensees’ businesses during the three and six months ended August 3, 2019 and a corresponding negative impact on our royalty revenues for that same period. This trend may continue into future quarters.  Furthermore, the United States has increased tariff rates on apparel and footwear.  We believe our licensees who use manufacturing facilities in countries subject to increased tariffs are taking proactive steps to offset the potential impact of higher tariffs, including moving production to countries not subject to higher tariffs and negotiating lower costs with existing suppliers.  Nonetheless, these higher tariffs may result in higher prices and a corresponding slow-down in retail sales of products bearing our trademarks, which in turn could result in lower royalty revenues.

Results of Operations

The table below contains certain information about our continuing operations from our condensed consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
Revenues:
Cherokee	$1,899	34%	$3,460	49%	$3,433	32%	$5,603	45%
Hi-Tec, Magnum, Interceptor and 50 Peaks	2,753	49%	2,997	42%	5,279	50%	5,582	44%
Hawk	70	1%	145	2%	173	2%	326	3%
Other brands	881	16%	471	7%	1,770	16%	964	8%
Total revenues	5,603	100%	7,073	100%	10,655	100%	12,475	100%
Operating expenses:
Selling, general and, administrative expenses	3,069	55%	3,987	56%	6,924	65%	8,343	67%
Stock-based compensation	515	9%	125	2%	723	7%	425	3%
Business acquisition and integration costs	145	3%	—	—%	211	2%	307	2%
Restructuring charges	—	—%	5,615	79%	42	0%	5,615	45%
Gain on sale of assets	—	—%	(571)	-8%	—	—%	(571)	-5%
Depreciation and amortization	254	4%	330	5%	511	5%	931	7%
Total operating expenses	3,983	71%	9,486	134%	8,411	79%	15,050	121%
Operating income (loss)	1,620	29%	(2,413)	-34%	2,244	21%	(2,575)	-21%
Interest expense and other expense	(2,191)	-39%	(5,589)	-79%	(4,435)	-42%	(7,330)	-59%
Loss before income taxes	(571)	-10%	(8,002)	-113%	(2,191)	-21%	(9,905)	-79%
Provision for income taxes	696	12%	1,051	15%	1,334	13%	1,889	15%
Net loss	$(1,267)	-23%	$(9,053)	-128%	$(3,525)	-33%	$(11,794)	-95%
Non-GAAP data:
Adjusted EBITDA(1)	$2,534		$3,086		$3,731		$4,132

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

	Three Months Ended		Six Months Ended
(In thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net loss	$(1,267)	$(9,053)	$(3,525)	$(11,794)
Provision for income taxes	696	1,051	1,334	1,889
Interest expense	2,251	2,360	4,496	4,097
Other (income) expense, net	(60)	3,229	(61)	3,233
Depreciation and amortization	254	330	511	931
Gain on sale of assets	—	(571)	—	(571)
Restructuring charges	—	5,615	42	5,615
Business acquisition and integration costs	145	—	211	307
Stock-based compensation	515	125	723	425
Adjusted EBITDA	$2,534	$3,086	$3,731	$4,132

Three and Six Months Ended August 3, 2019 Compared to Three and Six Months Ended August 4, 2018

The decrease in royalty revenues in the three months and six months ended August 3, 2019 compared to the three and six months ended August 4, 2018 was primarily due to the decrease in Cherokee and Hi-Tec royalties from our European Licensees, the expiration of our Cherokee license in South Africa at the end of Fiscal 2019 and the sale of our Flip Flop Shops franchise business in June 2018.  These decreases were partially offset by revenues from our new design services agreement with a retailer in China.

Selling, general and administrative expenses decreased 23% to $3.1 million in the three months ended August 3, 2019 from $4.0 million in the three months ended August 4, 2018 and decreased 17% to $6.9 million in the six months ended August 3, 2019 from $8.3 million in the six months ended August 4, 2018.  These expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our ongoing operations.  The decrease in selling, general and administrative expenses for the three and six-month periods was primarily due to reduced spending for payroll and administrative expenses that resulted from our restructuring plan that we implemented during the six months ended August 4, 2018 to improve our organizational efficiencies.  We also reduced the size of our board of directors, and board members received more of their compensation in shares of our common stock.

Stock-based compensation in the three months ended August 3, 2019 was $0.5 million compared to $0.1 million in the three months ended August 4, 2018, and was $0.7 million in the six months ended August 3, 2019 compared to $0.4 million in the six months ended August 4, 2018, and comprises charges related to stock options and restricted stock grants.  We incurred $0.2 million of costs in the three months ended August 3, 2019 and $0.2 million of costs in the six months ended August 3, 2019 for legal and other costs related to business acquisitions and integration.

We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that is being amortized over their useful lives.  Depreciation and amortization decreased in the three and six months ended August 3, 2019 compared to the three and six ended August 4, 2018 primarily due to the disposition of our Flip Flop Shops franchise business.

Interest expense was $2.3 million in the three months ended August 3, 2019 compared to $2.4 million in the three months ended August 4, 2018, and $4.5 million in the six months ended August 3, 2019 compared to $4.1 million in the six months ended August 4, 2018 This six-month increase was primarily due to our increased debt level, along with higher non-cash interest charges related to our new term loans. We incurred approximately $0.8 million in the three and six-months ended August 4, 2018 related to refinancing our former credit facility, which did not repeat in the current year.  Last year’s refinancing also resulted in a $3.2 million noncash charge to other expense to write off the then remaining unamortized debt issuance costs.

The provision for income taxes was $0.7 million and $1.3 million in the three and six months ended August 3, 2019 compared to a $1.1 million and $1.9 million in the three and six months ended August 4, 2018.  Even though we generated an operating loss in these periods, we reported tax expense because no tax benefits were recognized for tax losses in the United States and certain foreign jurisdictions due to previously established valuation allowances.

Our net loss was $1.3 million and $3.5 million in the three and six months ended August 3, 2019 compared to a net loss of $9.1 million and $11.8 million in the three and six months ended August 4, 2018. Our Adjusted EBITDA decreased 18% to $2.5 million in the three months ended August 3, 2019, from $3.1 million in the three months ended August 4, 2018, and decreased 10% to $3.7 million in the six months ended August 3, 2019 from $4.1 million in the three and six months ended August 4, 2018.

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

Cash Flows

We used $3.0 million of cash in our operating activities in the six months ended August 3, 2019, compared to $2.0 million used in the six months ended August 4, 2018.  This $1.0 million increase in cash used in operations resulted primarily from collecting less cash from our licensees during the six months ended August 3, 2019 compared to the six months ended August 4, 2018 when we collected cash from our sales and distribution business that was sold to International Brands Group during the fourth quarter of Fiscal 2018.  This decrease in cash collections was partially offset by using less cash to fund our restructuring obligations.

Our investing activities were minimal in the six months ended August 3, 2019.  We generated $5.6 million of cash from investing activities in the six months ended August 4, 2018 primarily as a result of selling the remaining sales and distribution operations of Hi-Tec to International Brands Group in the fourth quarter of Fiscal 2018 and the sale of our Flip Flop Shops franchise business in June 2018.

The principal payments on our term loan in the six months ended August 3, 2019 were offset by cash received on the exercise of stock warrants.  Financing activities in the six months ended August 4, 2018 includes the refinancing our of former credit facility.

Credit Facilities

On August 3, 2018, we replaced our previous credit facility with a combination of a senior secured credit facility, which provided a $40.0 million term loan, and $13.5 million of subordinated promissory notes. On January 30, 2019, the credit facility was amended to provide an additional $5.3 million term loan. The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin. The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all of our assets and are guaranteed by our subsidiaries. The $13.5 million of subordinated promissory notes mature in November 2021, and they are secured by a second priority lien on substantially all of our assets and guaranteed by our subsidiaries. Interest is payable monthly on the subordinated promissory notes, but no periodic amortization payments are required. The subordinated promissory notes are subordinated in rights of payment and priority to the term loan but otherwise have economic terms substantially similar to the term loan. Excluding the interest payable in kind, the weighted-average interest rate on both the term loans and subordinated promissory notes at August 3, 2019 was 11.3%. Outstanding borrowings under the senior secured credit facility were $44.5 million at August 3, 2019, and outstanding subordinated promissory notes were $13.5 million.

The term loans are subject to a borrowing base and include financial covenants and obligations regarding the operation of our business that are customary in facilities of this type, including limitations on the payment of dividends. Financial covenants include the requirement to maintain specified levels of Adjusted EBITDA, as defined in the credit agreement ($9.5 million for the trailing twelve months as of February 1, 2020), and maintain a minimum cash balance of $1.0 million. We are required to maintain a borrowing base comprising the value of our trademarks that exceeds the outstanding balance of the term loan. If the borrowing base is less than the outstanding term loan at any measurement period, then we would be required to repay a portion of the term loan to eliminate such shortfall.

Our financial projections currently indicate that we will remain in compliance with the minimum cash and Adjusted EBITDA covenants for a period of at least one year from the date of this report.  Actual year-to-date revenues have been lower than our previous forecasts due to lower than expected royalties reported by our licensees, which have been negatively impacted by the economic uncertainty surrounding Brexit, global trade wars and increasing tariffs on footwear and apparel, and the weakening of the British pound sterling and euro in relation to the United States dollar.  As a result, we have enacted certain cash savings measures.

Should actual revenues during the upcoming year be lower than our current projections by an amount that may potentially result in a violation of the Adjusted EBITDA covenant or the minimum cash balance covenant, or if timing of cash receipts is materially different than our expectations, we believe that there are additional cash saving measures that could be implemented during this time period, including reductions in discretionary expenses related to marketing programs, product development and general and administrative expenses  However, if actual future revenues are substantially below current forecasts, such actions may not be adequate to maintain compliance with the Adjusted EBITDA covenant and the minimum cash balance covenant.  Because of this uncertainty, there is substantial doubt about our ability to continue as a going concern.  In addition to endeavoring to increase our earnings through the cost-saving measures noted above, we are in active negotiations for new and amended licenses that would increase our working capital and Adjusted EBITDA.

In connection with the refinancing on August 3, 2018, we issued warrants to purchase shares of our common stock to our term loan lenders and to certain holders of our subordinated promissory notes. In the six months ended August 3, 2019, 1,245,000 stock warrant shares were exercised and converted into our common stock for a cash exercise price of $0.6 million.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 3, 2019.

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

ITEM 1A. RISK FACTORS

The occurrence of any of the risks, uncertainties and other factors described in this report, our Annual Report and the other documents we file with the SEC could have a material adverse effect on our business, financial condition, results of operations and stock price, and could cause our future business, financial condition, results of operations and stock price to differ materially from our historical results and the results contemplated by any forward-looking statements we may make herein, in any other document we file with the SEC or in any press release or other written or oral statement we may make.  You should carefully consider all of these risks and the other information in this report and the other documents we file with the SEC before making any investment decision with respect to our securities.  The risks described below and elsewhere in this report are not the only ones we face.  Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business, financial condition and results of operations or cause our stock price to decline.  The following disclosure, as well as the risks described in Item 1A. “Risk Factors” in our Quarterly Report on Form 10‑Q, for the quarter ended May 4, 2019, which was filed with the SEC on June 18, 2019 (the “Q1 10-Q”), only describes our material risks that have undergone material changes since the date on which our Annual Report was filed with the SEC. As a result, you should carefully review Item 1A. “Risk Factors” in our Annual Report and our Q1 10-Q for descriptions of additional material risks and uncertainties to which our business and our common stock are subject.

We are not currently in compliance with certain Nasdaq listing requirements. If we are not able to regain compliance with these requirements, our common stock may be delisted from trading on the Nasdaq Stock Market, which could have a material adverse effect on us and our stockholders.

On June 5, 2018, we received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we were no longer in compliance with Nasdaq’s minimum bid price rule, which is a requirement for continued listing on the Nasdaq Global Market. Nasdaq’s rules require that we would need to regain compliance with this rule by December 3, 2018.  On December 4, 2018, however, we received a letter from Nasdaq notifying us that our transfer to the Nasdaq Capital Market was approved and that we had been granted an additional 180-day extension period to regain compliance with the minimum bid price rule.  This 180-day period expired on June 3, 2019.  We received another letter from Nasdaq on June 4, 2019 indicating their intent to delist our securities from the Nasdaq Capital Market on June 13, 2019 because we had not achieved the required minimum bid price unless we request an appeal of this determination. We filed our appeal on June 6, 2019 and met with the Nasdaq Hearings Panel in August 2019. The Nasdaq Hearings Panel accepted our compliance plan and provided us with an additional 60 days to regain compliance with the minimum bid price rule. To regain compliance, we must demonstrate, on or before October 11, 2019, that our common stock has traded with a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days. Our compliance plan includes the possibility of enacting a reverse stock split as approved by our stockholders in our June 2019 Annual Meeting of Stockholders. The reverse stock split must be implemented by September 30, 2019 if we have not already regained compliance with the minimum bid price rule.  If we regain compliance but we again fail to comply with this rule or with any other Nasdaq requirement in the future, then we would receive additional deficiency letters from Nasdaq and our common stock could be delisted from trading on Nasdaq.  Such an event could cause our common stock to be classified as a “penny stock,” among other potentially detrimental consequences, and could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock, any of which could significantly impact our stockholders’ ability to sell their shares of our common stock or to sell these shares at a price that a stockholder may deem acceptable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our refinancing on August 3, 2018, we issued warrants (the “Warrants”) to purchase shares of our common stock to our term loan lenders and to certain holders of our subordinated promissory notes.  During the six months ended August 3, 2019, we issued 1,245,000 shares of our common stock upon the exercise of certain of the Warrants for a cash exercise price of $0.6 million. The shares of our common stock so issued were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder. The cash proceeds were utilized for working capital.

ITEM 6.  EXHIBITS

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Certificate of Amendment of Certificate of Incorporation of Apex Global Brands Inc. (formerly known as Cherokee Inc.) dated June 11, 2019 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8‑K filed June 27, 2019).

3.2

Certificate of Correction to Certificate of Amendment of Apex Global Brands Inc. (formerly known as Cherokee Inc.) dated June 26, 2019 (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8‑K filed June 27, 2019).

3.3

Certificate of Amendment of Certificate of Incorporation of Apex Global Brands Inc. (formerly known as Cherokee Inc.) dated June 26, 2019 (incorporated by reference to Exhibit 3.3 of the registrant’s Current Report on Form 8‑K filed June 27, 2019).

3.4	Amended and Restated Bylaws of Apex Global Brands Inc. (formerly known as Cherokee Inc.) (incorporated by reference to Exhibit 3.4 of the registrant’s Current Report on Form 8‑K filed June 27, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 3, 2019 and February 2, 2019; (ii) Condensed Consolidated Statements of Operations for the three and six months ended August 3, 2019 and August 4, 2018; (iii) Condensed Consolidated Statement of Stockholders ‘Equity for the three and six months ended August 3, 2019 and August 4, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended August 3, 2019 and August 4, 2018; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 17, 2019

APEX GLOBAL BRANDS INC.

By:	/s/ Henry Stupp
Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven L. Brink
Steven L. Brink
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)