Form 10-Q
period 2019-11-02
Apex Global Brands Inc.
filed 2019-12-20
CIK 844161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2019.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-18640

APEX GLOBAL BRANDS INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4182437
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification number)

5990 Sepulveda Boulevard, Sherman Oaks, CA	91411
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code  (818) 908-9868

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.06 per share	APEX	The Nasdaq Capital Market

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

As of December 13, 2019, there were approximately 5,570,530 million shares of the Registrant’s Common Stock outstanding.

APEX GLOBAL BRANDS INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	November 2, 2019	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$1,448	$4,284
Accounts receivable, net	5,352	4,363
Other receivables	290	339
Prepaid expenses and other current assets	650	857
Total current assets	7,740	9,843
Property and equipment, net	511	620
Intangible assets, net	59,312	64,751
Goodwill	16,252	16,252
Accrued revenue and other assets	6,391	1,645
Total assets	$90,206	$93,111
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,794	$3,120
Other current liabilities	3,785	4,714
Current portion of long-term debt	55,219	1,300
Deferred revenue—current	3,869	1,626
Total current liabilities	65,667	10,760
Long-term liabilities:
Long-term debt	—	53,154
Deferred income taxes	13,218	12,055
Long-term lease liabilities	3,616	—
Other liabilities	2,162	2,807
Total liabilities	84,663	78,776
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.06 par value, 10,000,000 shares authorized, shares issued 5,570,530 (November 2, 2019) and 4,900,318 (February 2, 2019)	334	294
Additional paid-in capital	78,154	76,633
Accumulated deficit	(72,945)	(62,592)
Total stockholders’ equity	5,543	14,335
Total liabilities and stockholders’ equity	$90,206	$93,111

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Revenues	$4,894	$5,842	$15,549	$18,317
Operating expenses:
Selling, general and administrative expenses	3,193	3,234	10,117	11,577
Stock-based compensation	153	241	876	666
Business acquisition and integration costs	73	—	284	307
Restructuring charges	138	—	180	5,615
Intangible asset impairment charge	5,000	—	5,000	—
Loss (gain) on sale of assets	—	25	—	(546)
Depreciation and amortization	232	292	743	1,223
Total operating expenses	8,789	3,792	17,200	18,842
Operating income (loss)	(3,895)	2,050	(1,651)	(525)
Other income (expense):
Interest expense	(2,182)	(1,910)	(6,678)	(6,007)
Other income (expense), net	(59)	14	2	(3,219)
Total other expense, net	(2,241)	(1,896)	(6,676)	(9,226)
Income (loss) before income taxes	(6,136)	154	(8,327)	(9,751)
Provision for income taxes	692	91	2,026	1,980
Net income (loss)	$(6,828)	$63	$(10,353)	$(11,731)
Net loss per share:
Basic earnings (loss) per share	$(1.23)	$0.01	$(1.93)	$(2.50)
Diluted earnings (loss) per share	$(1.23)	$0.01	$(1.93)	$(2.50)
Weighted average common shares outstanding:
Basic	5,534	4,716	5,359	4,686
Diluted	5,534	4,716	5,359	4,686

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, February 2, 2019	4,900	$294	$76,633	$(62,592)	$14,335
Stock-based compensation	—	—	208	—	208
Equity issuances, net of tax	415	25	598	—	623
Stock Warrants	—	—	28	—	28
Net Loss	—	—	—	(2,258)	(2,258)
Balance, May 4, 2019	5,315	$319	$77,467	$(64,850)	$12,936
Stock-based compensation	—	—	515	—	515
Equity issuances, net of tax	207	12	(12)	—	—
Stock Warrants	—	—	28	—	28
Net Loss	—	—	—	(1,267)	(1,267)
Balance, August 3, 2019	5,522	$331	$77,998	$(66,117)	$12,212
Stock-based compensation	—	—	153	—	153
Equity issuances, net of tax	49	3	(24)	—	(21)
Stock Warrants	—	—	27	—	27
Net Loss	—	—	—	(6,828)	(6,828)
Balance, November 2, 2019	5,571	$334	$78,154	$(72,945)	$5,543

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, February 3, 2018	4,666	$280	$74,377	$(50,542)	$24,115
Adoption of ASC 606	—	—	—	275	275
Stock-based compensation	—	—	300	—	300
Stock Warrants	—	—	23	—	23
Net Loss	—	—	—	(2,741)	(2,741)
Balance, May 5, 2018	4,666	$280	$74,700	$(53,008)	$21,972
Stock-based compensation	—	—	125	—	125
Equity issuances, net of tax	16	1	776	—	777
Stock Warrants	—	—	21	—	21
Net Loss	—	—	—	(9,053)	(9,053)
Balance, August 4, 2018	4,682	$281	$75,622	$(62,061)	$13,842
Stock-based compensation	—	—	241	—	241
Equity issuances, net of tax	59	3	(3)	—	—
Stock Warrants	—	—	22	—	22
Net Income	—	—	—	63	63
Balance, November 3, 2018	4,741	$284	$75,882	$(61,998)	$14,168

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net loss	$(10,353)	$(11,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	743	1,223
Restructuring charges	180	5,615
Intangible asset impairment charge	5,000	—
Amortization of deferred financing costs	1,755	3,750
Deferred income taxes and noncurrent provisions	1,163	1,079
Stock-based compensation and stock warrant charges	958	729
Loss (gain) on sale of assets	—	(546)
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	(989)	3,764
Other receivables	49	66
Prepaid expenses and other current assets	207	314
Other assets	(569)	(980)
Accounts payable	(323)	(507)
Other current liabilities	(2,317)	(7,180)
Deferred revenue	2,243	(1,692)
Net cash used in operating activities	(2,253)	(6,096)
Net cash used in operating activities from discontinued operations	(—)	(1,380)
Cash flows from investing activities:
Capital investments	(195)	(184)
Proceeds from business disposition and sale of assets	—	5,643
Net cash provided by (used in) investing activities	(195)	5,459
Cash flows from financing activities:
Proceeds from term loan, subordinated promissory notes and line of credit	—	42,000
Payments on term loan and line of credit	(950)	(38,100)
Debt issuance costs	(39)	(3,016)
Issuance of common stock	601	4
Net cash (used in) provided by financing activities	(388)	888
Decrease in cash and cash equivalents	(2,836)	(1,129)
Cash and cash equivalents, beginning of period	4,284	3,174
Cash and cash equivalents, end of period	$1,448	$2,045
Cash paid for:
Income taxes	$790	$837
Interest	$4,923	$5,238
Noncash investing and financing activities:
Conversion of junior participation interests to subordinated promissory notes	$—	$11,500

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Under the Company’s senior secured credit facility, the Company is required to maintain specified levels of Adjusted EBITDA as defined ($9.5 million for the trailing twelve months as of February 1, 2020) and maintain a minimum cash balance of $1.0 million.  The Company’s operating results for the twelve months ended November 2, 2019 resulted in a violation of this minimum Adjusted EBITDA covenant, which is an event of default.  However, the Company’s senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility through February 28, 2020. Revenues for the three months ended November 2, 2019 were lower than the Company’s previous forecasts due to lower than expected royalties reported by the Company’s licensees, which have been negatively impacted by the economic uncertainty surrounding Brexit, global trade wars and increasing tariffs on footwear and apparel, and the weakening of the British pound sterling and euro in relation to the United States dollar.  In response, management has enacted certain cash savings measures, but such actions were not adequate to maintain compliance with the Adjusted EBITDA covenant.  The Company has classified its debt as current as financial projections indicate that there is a significant risk of further violations of the minimum Adjusted EBITDA covenant or minimum cash covenant beyond the forbearance period agreed to with the Company’s senior lender.  Future compliance failures would subject the Company to significant risks, including the right of its senior lender to terminate its obligation under the Credit Facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies it may have under applicable law, including foreclosing on the Company’s and/or its subsidiaries’ assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, the Company’s financial condition and ability to continue operations would be materially jeopardized.  If the Company is unable to meet obligations to lenders and other creditors, the Company may have to significantly curtail or even cease operations.  Because of this uncertainty, there is substantial doubt about the Company’s ability to continue as a going concern.  The Company is in negotiations for new and amended licenses that would increase its working capital and Adjusted EBITDA and is evaluating other potential sources of working capital, including the disposition of certain assets.  Management’s plans also include further negotiations with its lenders and other potential sources of capital, and the Company’s management and board of directors have engaged an advisory firm to advise the Company regarding its business plans, risks and opportunities.  There is no assurance that the Company will be able to execute these plans or continue to operate as a going concern.

Reverse Stock Split

On September 27, 2019, the Company effected a one-for-three reverse stock split (the “Reverse Stock Split”) of its common stock.  The Reverse Stock Split reduced the number of the Company’s outstanding shares of common stock from approximately 16.6 million shares to approximately 5.5 million shares and reduces the number of authorized shares of common stock from 30.0 million shares to 10.0 million shares.  Unless the context otherwise requires, all share and per share amounts in these condensed consolidated financial statements have been revised to reflect the Reverse Stock Split.

2.	New Accounting Pronouncements

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

3.	Intangible Assets

Intangible assets consists of the following:

	November 2, 2019			February 2, 2019
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$28,004	(20,379)	$7,625	$27,899	(19,835)	$8,064
Indefinite lived trademarks	51,687	—	51,687	56,687	—	56,687
	$79,691	$(20,379)	$59,312	$84,586	$(19,835)	$64,751

The Hi-Tec Acquisition during Fiscal 2017 resulted in trademarks valued at $52.4  million that are classified as indefinite lived and not subjected to amortization.  Other indefinite lived trademarks include certain Cherokee brand trademarks that were acquired in historical transactions.  The Company's revenues from its Hi-Tec, Magnum and Interceptor brands, which were acquired in the Hi-Tec Acquisition, were significantly below previous forecasts for the three months ended November 2, 2019.  (See Note 1 for further discussion.)  This was identified as an interim impairment indicator for the related indefinite lived trademarks during the preparation of the Company’s interim financial statements, and management performed an interim impairment test based on updated cash flow projections and discounted cash flows based on estimated weighted average costs of capital (income approach).   The Company determined that the fair values of its Hi-Tec and Magnum trademarks were not in excess of their carrying values, and as a result, an impairment charge of $5.0 million was recorded during the three months ended November 2, 2019 to adjust these trademarks to their estimated fair value.  The fair value of the Company’s Interceptor brand was in excess of its carrying value, so no impairment charge was necessary based on the interim test.  However, the Company believes that increased tariffs and global trade wars have negatively impacted the competitive and economic environment in which Interceptor operates, and an indefinite life is no longer supported.  Accordingly, the Interceptor trademark will be amortized prospectively over its estimated remaining useful life.  The recorded impairment charge is based on the preliminary valuation and is management’s best estimate as of the filing date of these condensed consolidated financial statements.  The Company is in the process of completing its evaluation of the key inputs used to estimate the fair value of its indefinite lived trademarks.  The impairment charge is therefore subject to revision as management’s valuation is performed and completed during the fourth quarter.  The Company has acquired other trademarks that are being amortized over their estimated useful lives, which average 10.0 years with no residual values.  Amortization of intangible assets was $0.2 million and $0.2 million for the three months ended November 2, 2019 and November 3, 2018, respectively, and $0.5 million and $0.7 million for the nine months ended November 2, 2019 and November 3, 2018, respectively.

Goodwill arose from historical acquisitions and the Hi-Tec Acquisition that occurred during Fiscal 2017.  Goodwill is tested at least annually for impairment but was tested this quarter as a result of the revenue shortfall referred to above and the sustained drop in the trading price of the Company’s stock. Because the Company has one reporting unit, its impairment test is based primarily on the relationship between its market capitalization and the book value of its equity adjusted for an estimated control premium.  The goodwill impairment test this quarter indicated that the Company’s goodwill is not impaired.

4.	Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	November 2, 2019	February 2, 2019
Accrued employee compensation and benefits	$363	$376
Restructuring plan liabilities	1,602	3,003
Income taxes payable	486	473
Current lease obligations	564	—
Other liabilities	770	862
	$3,785	$4,714

5.	Restructuring Plans

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

Charges and payments against the restructuring plan obligations were as follows:

(In thousands)	FY19 Plan	FY18 Plan	Hi-Tec Plan	Total
Balance, February 2, 2019	2,760	44	199	3,003
Restructuring charges	180	—	—	180
Payments during the period	(1,372)	(44)	(165)	(1,581)
Balance, November 2, 2019	$1,568	$—	$34	$1,602

6.	Debt

On August 3, 2018, the Company entered into a senior secured credit facility, which provided a $40.0 term loan, and $13.5 million of subordinated promissory notes (the “Junior Notes”). The credit facility was amended on January 30, 2019 to provide an additional term loan of $5.3 million. The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all the assets of the Company and are guaranteed by the Company’s subsidiaries.  The Junior Notes mature in November 2021, and they are secured by a second priority lien on substantially all of the assets of Company and guaranteed by the Company’s subsidiaries.  Interest is payable monthly on the Junior Notes, but no periodic amortization payments are required.  The Junior Notes are subordinated in rights of payment and priority to the term loans but otherwise have economic terms substantially similar to the term loans.  Excluding the interest payable in kind, the weighted-average interest rate on both the term loans and Junior Notes at November 2, 2019 was 11.1%.

The term loans are subject to a borrowing base and include financial covenants and obligations regarding the operation of the Company’s business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of Adjusted EBITDA, as defined in the agreement, and maintain a specified level of cash on hand. The Company is required to maintain a borrowing base comprising the value of the Company’s trademarks that exceeds the outstanding balance of the term loans.  If the borrowing base is less than the outstanding term loans at any measurement period, then the Company would be required to repay a portion of the term loans to eliminate such shortfall.  Events of default include, among other things, the occurrence of a change of control of the Company, and a default under the term loans agreement would also trigger a default under the Junior Notes agreements. The Company’s operating results for the twelve months ended November 2, 2019 resulted in a violation of the minimum Adjusted EBITDA covenant, which is an event of default.  However, the

Company’s lender has agreed to forbear from enforcing its rights under the senior secured credit facility through February 28, 2020. (See Note 1, Liquidity and Going Concern.)

Outstanding borrowings under the term loans were $44.1 million at November 2, 2019 with associated unamortized debt issuance costs of $2.0 million.  Outstanding Junior Notes were $13.5 million at November 2, 2019 with associated unamortized debt issuance costs of $0.4 million. As a result of the covenant violation referred to above, the total amount of the Company’s long-term debt is reflected as a current obligation in the Company’s November 2, 2019 consolidated balance sheet.

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

Operating lease costs are included as a component of selling, general and administrative expense and were $0.1 million and $0.4 million, excluding variable lease costs and sublease income, for the three and nine months ended November 2, 2019, respectively.  Cash paid for operating lease obligations is consistent with operating lease costs for the period.  Total lease expense recognized prior to our adoption of Topic 842 was $0.2 million and $0.6 million for the three and nine months ended November 3, 2018, respectively.

As of November 2, 2019, the weighted-average remaining lease term is 6.2 years, and the weighted-average IBR is 8.8%.  The right-of-use assets as of November 2, 2019 was $4.2 million.  Future minimum commitments under non-cancelable operating leases as of November 2, 2019 are as follows:

(In thousands)	Operating Leases
Remainder of Fiscal 2020	$193
Fiscal 2021	890
Fiscal 2022	902
Fiscal 2023	884
Fiscal 2024	893
Thereafter	1,597
Total future minimum lease payments	5,359
Less imputed interest	(1,178)
Present value of operating lease liabilities	$4,181

Future minimum lease payments as of February 2, 2019 were as follows:

(In thousands)	Operating Leases
Fiscal 2020	$854
Fiscal 2021	865
Fiscal 2022	876
Fiscal 2023	857
Fiscal 2024	863
Thereafter	1,673
Total future minimum lease payments	$5,988

8.	Revenues and Concentrations of Risk

Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Three Months Ended		Nine Months Ended
(In thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
U.S. and Canada	$1,327	$1,505	$4,049	$4,908
Europe	851	1,136	2,798	4,358
Middle East, India and Africa	636	926	2,107	3,107
Asia/Pacific	1,402	1,431	4,345	3,260
Latin America	678	844	2,250	2,684
Total	$4,894	$5,842	$15,549	$18,317

Long‑lived assets located in the United States and outside the United States amount to $0.2 million and $0.3 million, respectively, at November 2, 2019 and $0.2 million and $0.4 million, respectively, at February 2, 2019.

Deferred revenue totaled $3.9 million and $2.2 million at November 2, 2019 and February 2, 2019, respectively.  Revenue recognized in the three and nine months ended November 2, 2019 that was previously included in deferred revenue was $0.1 million and $1.5 million, respectively.  Revenue recognized in the three and nine months ended November 3, 2018 that was previously included in deferred revenue was $0.2 million and $2.1 million.

Three licensees accounted for approximately 37% of accounts receivable at November 2, 2019, and two licensees accounted for approximately 29% and 27% of revenues for the three and nine months ended November 2, 2019, respectively.  Two licensees accounted for approximately 29% of accounts receivable at February 2, 2019.  Three licensees accounted for approximately 32% of revenues for the three months ended November 3, 2018, and two licensees for approximately 20% of revenues for the nine months ended November 3, 2018.

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

Each reporting period, the Company evaluates the realizability of its deferred tax assets.  As of November 2, 2019, the Company continued to maintain a full valuation allowance against its deferred tax assets in the United States and the foreign subsidiaries acquired in the Hi-Tec Acquisition.  These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.

As of November 2, 2019, the reserve for uncertain tax positions resulting from unrecognized tax benefits related to the Company’s Hi-Tec subsidiaries was $3.3 million.  There was no change in the three months ended November 2, 2019 and a decrease of $0.1 million in the nine months ended November 2, 2019, in the Company’s liability for uncertain tax positions.

11.	Subsequent Events

In November 2019, the Company entered into a lease termination agreement for its office building in Amsterdam.  The lease will terminate as of December 31, 2019 rather than continue through December 2026. The compensation for early termination is a payment of $0.6 million and a subordinated note of $0.3 million, excluding VAT, reducing the Company’s lease obligation by $2.4 million.

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

For certain of our key legacy brands, including Cherokee, Hawk Signature, Tony Hawk and Liz Lange, we are shifting our strategy for U.S. sales from DTR licensing to wholesale licensing. In addition, we are primarily pursuing a wholesale licensing strategy for global sales of our recently acquired Hi-Tec, Magnum, Interceptor and 50 Peaks brands.  We believe these arrangements signal a significant shift in our business strategy from our historical focus on DTR licensing for all of our brands to a substantially greater focus on wholesale licensing for many of our key brands. Although we believe these new wholesale licensing arrangements may help to diversify our sources of revenue and licensee or other partner relationships, and may provide additional avenues to obtain brand recognition and grow our Company, this shift in our strategy also exposes us to a number of risks, and it has had a negative effect on our results of operations as we transition to our new licensees.

We derive revenues primarily from licensing our trademarks to retailers, manufacturers and distributors all over the world, and we are continually pursuing relationships with new retailers, manufacturers and distributors in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums. As of November 2, 2019, we had 45 continuing license agreements in approximately 140 countries. These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Nishimatsuya, Big 5, Academy, JD Sports, Black’s and Lidl. As of November 2, 2019, we had contractual rights to receive over $50.0 million of minimum royalty revenues over the next nine years, excluding any revenues that may be guaranteed in connection with contract renewals.

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

Revenue Overview

We typically enter into license agreements with retailers, manufacturers and distributors for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Our revenues by geographic territory are as follows:

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
United States and Canada	$1,327	27.1%	$1,505	25.8%	$4,049	26.0%	$4,908	26.7%
Europe	851	17.4%	1,136	19.4%	2,798	18.0%	4,358	23.8%
Middle East, India and Africa	636	13.0%	926	15.9%	2,107	13.6%	3,107	17.0%
Asia/Pacific	1,402	28.6%	1,431	24.5%	4,345	27.9%	3,260	17.8%
Latin America	678	13.9%	844	14.4%	2,250	14.5%	2,684	14.7%
Revenues	$4,894	100.0%	$5,842	100.0%	$15,549	100.0%	$18,317	100.0%

Revenues in United States and Canada no longer include revenues from our Flip Flop Shops franchise business, which the Company sold in June 2018.  Flip Flop Shops royalties contributed $0.3 million in the nine months ended November 3, 2018. Our Europe royalties declined in the three and nine months ended November 2, 2019 primarily as a result of our European licensees being negatively affected by Brexit, and from a large initial order of Cherokee products by a large retailer in Europe that did not repeat in the current year.  Our revenues in the Middle East, India and Africa include revenues from our Cherokee licensee in South Africa that expired at the end of Fiscal 2019 and has yet to be replaced.  Our royalty revenues in Asia grew as a result of our new product development and design services agreement with a major retailer in the People’s Republic of China.  We are providing our product design and development expertise for a brand that they own, which we believe will efficiently enhance their retail operations.

Sales of products by certain of our licensees that operate in Europe are being negatively affected by the economic uncertainty surrounding Brexit. We believe this had a negative effect on these licensees’ businesses during the three and nine months ended November 2, 2019 and a corresponding negative impact on our royalty revenues for that same period. This trend may continue into future quarters.  Furthermore, the United States has increased tariff rates on apparel and footwear.  We believe our licensees who use manufacturing facilities in countries subject to increased tariffs are taking proactive steps to offset the potential impact of higher tariffs, including moving production to countries not subject to higher tariffs and negotiating lower costs with existing suppliers.  Nonetheless, these higher tariffs may result in higher prices and a corresponding slow-down in retail sales of products bearing our trademarks, which in turn could result in lower royalty revenues.

Results of Operations

The table below contains certain information about our continuing operations from our condensed consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
Revenues:
Cherokee	$1,485	30.3%	$1,956	33.5%	$4,918	31.7%	$7,559	41.3%
Hi-Tec, Magnum, Interceptor and 50 Peaks	2,481	50.7%	2,986	51.1%	7,760	49.9%	8,568	46.7%
Hawk	68	1.4%	145	2.5%	241	1.5%	471	2.6%
Other brands	860	17.6%	755	12.9%	2,630	16.9%	1,719	9.4%
Total revenues	4,894	100.0%	5,842	100.0%	15,549	100.0%	18,317	100.0%
Operating expenses:
Selling, general and, administrative expenses	3,193	65.2%	3,234	55.4%	10,117	65.1%	11,577	63.2%
Stock-based compensation	153	3.1%	241	4.1%	876	5.6%	666	3.6%
Business acquisition and integration costs	73	1.5%	—	-%	284	1.8%	307	1.7%
Restructuring charges	138	2.8%	—	-%	180	1.2%	5,615	30.7%
Intangible asset impairment charge	5,000	102.2%	—	-%	5,000	32.2%	—	-%
Loss (gain) on sale of assets	—	-%	25	0.4%	—	-%	(546)	-3.0%
Depreciation and amortization	232	4.7%	292	5.0%	743	4.8%	1,223	6.7%
Total operating expenses	8,789	179.5%	3,792	64.9%	17,200	110.6%	18,842	102.9%
Operating income (loss)	(3,895)	-79.6%	2,050	35.1%	(1,651)	-10.6%	(525)	-2.9%
Interest expense and other expense	(2,241)	-45.8%	(1,896)	-32.5%	(6,676)	-42.9%	(9,226)	-50.3%
Loss before income taxes	(6,136)	-125.4%	154	2.6%	(8,327)	-53.6%	(9,751)	-53.2%
Provision for income taxes	692	14.2%	91	1.6%	2,026	13.0%	1,980	10.8%
Net loss	$(6,828)	-139.5%	$63	1.1%	$(10,353)	-66.6%	$(11,731)	-64.0%
Non-GAAP data:
Adjusted EBITDA(1)	$1,701		$2,608		$5,432		$6,740

(1)

We define Adjusted EBITDA as net income before (i) interest expense, (ii) other (income) expense, net, (iii) provision for income taxes, (iv) depreciation and amortization, (v) gain on sale of assets, (vi) intangible assets impairment charge (vii) restructuring charges, (viii) business acquisition and integration costs and (ix) stock-based compensation and stock warrant charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation, amortization and impairments, and the cost of acquiring or disposing of businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, non-operating income or expense items, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring or disposing of businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  A reconciliation from net loss from continuing operations as reported in our condensed consolidated statement of operations to Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net loss	$(6,828)	$63	$(10,353)	$(11,731)
Provision for income taxes	692	91	2,026	1,980
Interest expense	2,182	1,910	6,678	6,007
Other (income) expense, net	59	(14)	(2)	3,219
Depreciation and amortization	232	292	743	1,223
Intangible asset impairment charge	5,000	—	5,000	—
Loss (gain) on sale of assets	—	25	—	(546)
Restructuring charges	138	—	180	5,615
Business acquisition and integration costs	73	—	284	307
Stock-based compensation	153	241	876	666
Adjusted EBITDA	$1,701	$2,608	$5,432	$6,740

Three and Nine months Ended November 2, 2019 Compared to Three and Nine months Ended November 3, 2018

The decrease in royalty revenues in the three months and nine months ended November 2, 2019 compared to the three and nine months ended November 3, 2018 was primarily due to the decrease in Cherokee and Hi-Tec royalties from our European Licensees, the expiration of our Cherokee license in South Africa at the end of Fiscal 2019, the impact of higher tariffs and the sale of our Flip Flop Shops franchise business in June 2018.  These decreases were partially offset by revenues from our new design services agreement with a retailer in China.

Selling, general and administrative expenses were $3.2 million in the three months ended November 2, 2019, which was consistent with the three months ended November 3, 2018, and decreased 13% to $10.1 million in the nine months ended November 2, 2019 from $11.6 million in the nine months ended November 3, 2018.  These expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our ongoing operations.  The decrease in selling, general and administrative expenses for the nine-month periods was primarily due to reduced spending for payroll and administrative expenses that resulted from our restructuring plan that we implemented during the nine months ended November 3, 2018 to improve our organizational efficiencies.  We also reduced the size of our board of directors, and board members received more of their compensation in shares of our common stock.

Stock-based compensation in the three months ended November 2, 2019 was $0.2 million compared to $0.2 million in the three months ended November 3, 2018, and was $0.9 million in the nine months ended November 2, 2019 compared to $0.7 million in the nine months ended November 3, 2018, and comprises charges related to stock options and restricted stock grants.  We incurred $0.1 million of costs in the three months ended November 2, 2019 and $0.3 million of costs in the nine months ended November 2, 2019 for legal and other costs related to business acquisitions and integration.

We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that is being amortized over their useful lives.  Depreciation and amortization decreased in the three and nine months ended November 2, 2019 compared to the three and six ended November 3, 2018 primarily due to the disposition of our Flip Flop Shops franchise business. Our royalty revenues from Hi-Tec, Magnum and Interceptor were significantly below previous forecasts for the three months ended November 2, 2019, which affected our revenue projections in the near term for these brands.  As these trademarks have indefinite lives and are not being amortized, we updated our projected cash flows for these brands and determined that the fair values of these trademarks were not in excess of their carrying values.  As a result, an impairment charge of $5.0 million was recorded during the three months ended November 2, 2019 to adjust these trademarks to their estimated fair value.

Interest expense was $2.2 million in the three months ended November 2, 2019 compared to $1.9 million in the three months ended November 3, 2018, and $6.7 million in the nine months ended November 2, 2019 compared to $6.0 million in the nine months ended November 3, 2018. This nine-month increase was primarily due to our increased debt level, along with higher non-cash interest charges related to our new term loans. We incurred approximately $0.8 million in the three and nine-months ended November 3, 2018 related to refinancing our former credit facility, which did not repeat in the current year.  Last year’s refinancing also resulted in a $3.2 million noncash charge to other expense to write off the then remaining unamortized debt issuance costs.

The provision for income taxes was $0.7 million and $2.0 million in the three and nine months ended November 2, 2019 compared to a $0.1 million and $2.0 million in the three and nine months ended November 3, 2018.  Even though we generated an operating loss in these periods, we reported tax expense because no tax benefits were recognized for tax losses in the United States and certain foreign jurisdictions due to previously established valuation allowances.

Our net loss was $6.8 million and $10.4 million in the three and nine months ended November 2, 2019 compared to net income of $0.1 million and a net loss of $11.7 million in the three and nine months ended November 3, 2018, respectively. Our Adjusted EBITDA decreased 35% to $1.7 million in the three months ended November 2, 2019, from $2.6 million in the three months ended November 3, 2018, and decreased 19% to $5.4 million in the nine months ended November 2, 2019 from $6.7 million in the nine months ended November 3, 2018.

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

Cash Flows

We used $2.3 million of cash in our operating activities in the nine months ended November 2, 2019, compared to $6.1 million used in the nine months ended November 3, 2018.  This $3.8 million decrease in cash used in operations resulted primarily from collecting less cash from our licensees during the nine months ended November 2, 2019 compared to the nine months ended November 3, 2018 when we collected cash from our sales and distribution business that was sold to International Brands Group during the fourth quarter of Fiscal 2018.  This decrease in cash collections was partially offset by using less cash to fund our restructuring obligations.

Our investing activities of $0.2 million relate to investments in our trademarks in the nine months ended November 2, 2019.  We generated $5.5 million of cash from investing activities in the nine months ended November 3, 2018 primarily as a result of selling the remaining sales and distribution operations of Hi-Tec to International Brands Group in the fourth quarter of Fiscal 2018 and the sale of our Flip Flop Shops franchise business in June 2018.

The principal payments of $1.0 million on our term loan in the nine months ended November 2, 2019 were partially offset by $0.6 million cash received on the exercise of stock warrants.  Financing activities in the nine months ended November 3, 2018 includes the refinancing our of former credit facility.

Credit Facilities

On August 3, 2018, we replaced our previous credit facility with a combination of a senior secured credit facility, which provided a $40.0 million term loan, and $13.5 million of subordinated promissory notes. On January 30, 2019, the credit facility was amended to provide an additional $5.3 million term loan. The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin. The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all of our assets and are guaranteed by our subsidiaries. The $13.5 million of subordinated promissory notes mature in November 2021, and they are secured by a second priority lien on substantially all of our assets and guaranteed by our subsidiaries. Interest is payable monthly on the subordinated promissory notes, but no periodic amortization payments are required. The subordinated promissory notes are subordinated in rights of payment and priority to the term loan but otherwise have economic terms substantially similar to the term loan. Excluding the interest payable in kind, the weighted-average interest rate on both the term loans and subordinated promissory notes at November 2, 2019 was 11.1%. Outstanding borrowings under the senior secured credit facility were $44.1 million at November 2, 2019, and outstanding subordinated promissory notes were $13.5 million.

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

Our operating results for the twelve months ended November 2, 2019 resulted in a violation of this minimum Adjusted EBITDA covenant, which is an event of default.  However, our senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility through February 28, 2020. Revenues for the three months ended November 2, 2019 were lower than our previous forecasts due to lower than expected royalties reported by our licensees, which have been negatively impacted by the economic uncertainty surrounding Brexit, global trade wars and increasing tariffs on footwear and apparel, and the weakening of the British pound sterling and euro in relation to the United States dollar.  In response, we have enacted certain cash savings measures, but such actions were not adequate to maintain compliance with the Adjusted EBITDA covenant.  Our current projections indicate that there is a significant risk of further violations of the minimum Adjusted EBITDA covenant or minimum cash covenant beyond the forbearance period agreed to with our senior lender.  Because of this uncertainty, there is substantial doubt about our ability to continue as a going concern.  Future compliance failures would subject us to significant risks, including the right of our lender to terminate its obligation under the Credit Facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies it may have under applicable law, including foreclosing on our assets that serve as collateral for the loans.  If any of these rights were to be exercised, our financial condition and ability to continue operations would be materially jeopardized.  If we are unable to meet our obligations to our lenders and other creditors, we may have to significantly curtail or even cease operations.  We are in negotiations for new and amended licenses that would increase our working capital and Adjusted EBITDA, and we are evaluating other potential sources of working capital, including the disposition of certain assets.  Our plans also include further negotiations with our lenders and other potential sources of capital, and we have engaged an advisory firm to advise us regarding our business plans, risks and opportunities.  There is no assurance that we will be able to execute these plans or continue to operate as a going concern.

In connection with the refinancing on August 3, 2018, we issued warrants to purchase shares of our common stock to our term loan lenders and to certain holders of our subordinated promissory notes. In the nine months ended November 2, 2019, 415,000 stock warrant shares (adjusted for the reverse stock split described in Note 1 to our condensed consolidated financial statements) were exercised and converted into our common stock for a cash exercise price of $0.6 million.

Lease Obligation

In November 2019, we entered into a lease termination agreement for our office building in Amsterdam.  The lease will terminate as of December 31, 2019 rather than continue through December 2026. The compensation for early termination is a payment of $0.6 million and a subordinated note of $0.3 million, excluding VAT, reducing our lease obligation by $2.4 million.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which are included in this report.  The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Refer to Note 3 of our condensed consolidated financial statements regarding our indefinite lived trademarks filed herewith and our Annual Report on Form 10-K for a discussion of our critical accounting policies and recent accounting pronouncements.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 2, 2019.

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

ITEM 1A. RISK FACTORS

The occurrence of any of the risks, uncertainties and other factors described in this report, our Annual Report and the other documents we file with the SEC could have a material adverse effect on our business, financial condition, results of operations and stock price, and could cause our future business, financial condition, results of operations and stock price to differ materially from our historical results and the results contemplated by any forward-looking statements we may make herein, in any other document we file with the SEC or in any press release or other written or oral statement we may make.  You should carefully consider all of these risks and the other information in this report and the other documents we file with the SEC before making any investment decision with respect to our securities.  The risks described below and elsewhere in this report are not the only ones we face.  Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business, financial condition and results of operations or cause our stock price to decline.  The following disclosure, as well as the risks described in Item 1A. “Risk Factors” in our Quarterly Report on Form 10‑Q, for the quarter ended August 3, 2019, which was filed with the SEC on September 17, 2019 (the “Q2 10-Q”), and our Quarterly Report on Form 10‑Q, for the quarter ended May 4, 2019, which was filed with the SEC on June 18, 2019 (the “Q1 10-Q”), only describes our material risks that have undergone material changes since the date on which our Annual Report was filed with the SEC. As a result, you should carefully review Item 1A. “Risk Factors” in our Annual Report, our Q2 10-Q and our Q1 10-Q for descriptions of additional material risks and uncertainties to which our business and our common stock are subject.

The Nasdaq Hearings Panel has imposed on us a Panel Monitor until December 2, 2020.   If we fail to continue to comply with the Nasdaq minimum bid price rule or with any other Nasdaq listing requirement, our common stock may be delisted from trading on the Nasdaq Stock Market, which could have a material adverse effect on us and our stockholders.

On June 5, 2018, we received a deficiency letter from the Nasdaq notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we were no longer in compliance with Nasdaq’s minimum bid price rule, which is a requirement for continued listing on the Nasdaq Global Market. Nasdaq’s rules require that we would need to regain compliance with this rule by December 3, 2018.  On December 4, 2018, however, we received a letter from Nasdaq notifying us that our transfer to the Nasdaq Capital Market was approved and that we had been granted an additional 180-day extension period to regain compliance with the minimum bid price rule.  This 180-day period expired on June 3, 2019.  We received another letter from Nasdaq on June 4, 2019 indicating their intent to delist our securities from the Nasdaq Capital Market on June 13, 2019 because we had not achieved the required minimum bid price unless we request an appeal of this determination.  We filed our appeal on June 6, 2019 and met with the Nasdaq Hearings Panel in August 2019. The Nasdaq Hearings Panel accepted our compliance plan, which resulted in the September 2019 one-for-three reverse stock split described in Note 1 to our condensed consolidated financial statements included in this report.  On October 30, 2019, The Nasdaq Hearings Panel granted our continued listing on Nasdaq subject to further review after December 2, 2019.  On December 11, 2019, we received a letter from Nasdaq informing us that the Nasdaq Hearings Panel determined that we had regained compliance with the minimum bid price rule.  As a result, the Nasdaq Hearings Panel determined that we are in compliance with all applicable listing standards required for listing on The Nasdaq Capital Market.  However, based on our recent bid price history, the Nasdaq Hearings Panel has imposed a “Panel Monitor” as that term is defined under Nasdaq Listing Rule 5815(d)(4)(A), through December 2, 2020.  We are also required to notify the Panel Monitor if our bid price falls below $1.00 per share for any reason during the monitor period.

If we fail to continue to comply with the minimum bid price rule or with any other Nasdaq requirement in the future, then we would receive additional deficiency letters from Nasdaq and our common stock could be delisted from trading on Nasdaq.  Such an event could cause our common stock to be classified as a “penny stock,” among other potentially detrimental consequences, and could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock, any of which could significantly impact our stockholders’ ability to sell their shares of our common stock or to sell these shares at a price that a stockholder may deem acceptable.

We have incurred a significant amount of indebtedness, our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity, and we are currently in violation of certain financial covenants under our credit facility.

On August 3, 2018, we entered into a senior secured credit facility that provided a $40.0 million term loan, and $13.5 million of subordinated promissory notes.  The credit facility was amended on January 30, 2019 to provide an additional term loan of $5.3 million.  As of November 2, 2019, outstanding borrowings under the term loans were $44.1 million, with associated unamortized debt issuance costs of $2.0 million.  Outstanding subordinated promissory notes were $13.5 million at November 2, 2019, with associated unamortized debt issuance costs of $0.4 million.  The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The subordinated promissory notes mature in November 2021.  Interest is payable monthly on the subordinated promissory notes, but no periodic amortization payments are required.

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

Our operating results for the twelve months ended November 2, 2019 resulted in a violation of the minimum Adjusted EBITDA covenant, which is an event of default. However, our senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility through February 28, 2020.  Our financial projections indicate that there is a significant risk of further violations of the minimum Adjusted EBITDA covenant or minimum cash covenant beyond the forbearance period agreed to with our senior lender.  If any such future violation or other event of default occurs under the credit facility that is not forborne, cured or waived in accordance with the terms of the credit facility, we would be subject to significant risks, including the right of our lender to terminate its obligations under the credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies it may have under applicable law, including foreclosing on our and/or our subsidiaries’ assets that serve as collateral for the borrowed amounts.  Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements, which would give those lenders the right to terminate their obligations under the subordinated promissory note agreements and accelerate the payment of those promissory notes.  If any of these rights were to be exercised, our financial condition and ability to continue operations would be materially jeopardized.  If we are unable to meet obligations to lenders and other creditors, we may have to significantly curtail or even cease operations.  We are in negotiations for new and amended licenses that would increase our working capital and Adjusted EBITDA, and we are evaluating other potential sources of working capital, including the disposition of certain assets and further negotiations with our lenders and other potential sources of capital.  We have also engaged an advisory firm to advise us regarding our business plans, risks and opportunities.  However, there is no assurance that we will be able to execute these plans or continue to operate as a going concern.

Additionally, even if we are able to avoid a further event of default under the credit facility, the amount of our outstanding indebtedness, which is substantial, could have an adverse effect on our operations and liquidity, including by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, product development, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund the activities and expenditures described above and for other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

ITEM 5.  OTHER INFORMATION

We reported Adjusted EBITDA for the 12 months ended November 2, 2019 that was below the required minimum in our senior secured credit facility.  In response, on December 20, 2019, we entered into a third amendment to financing agreement and forbearance agreement with Gordon Brothers Finance Company and Gordon Brothers Brands, our senior lenders (the “Forbearance Agreement”), whereby the senior lenders have agreed not to enforce their rights to declare an event of default and accelerate the payment of all amounts due under our senior secured credit facility through February 28, 2020 resulting from our failure to meet the Adjusted EBITDA threshold.  Under the Forbearance Agreement, we are required to deliver enhanced cash budget reporting, maintain minimum cash balances ranging from $1.0 million to $0.7 million, comply with the other terms of our senior secured credit facility and engage an advisory firm to provide certain advisory services.  Any failure by us to satisfy the requirements of the Forbearance Agreement or any other breach under the senior secured credit facility during the forbearance period would give the senior lenders the right to terminate the Forbearance Agreement, to declare an event of default under the senior credit facility and accelerate the amounts due thereunder.

ITEM 6.  EXHIBITS

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Apex Global Brands Inc. (formerly known as Cherokee Inc.) dated September 24, 2019 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed September 26, 2019).

10.1*	Amended and Restated 2013 Stock Incentive Plan.
10.2*	Third Amendment to Financing Agreement and Forbearance Agreement dated December 20, 2019, by and among the Company, Gordon Brothers Finance Company and additional parties named therein.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 2, 2019 and February 2, 2019; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended November 2, 2019 and November 3, 2018; (iii) Condensed Consolidated Statement of Stockholders ‘Equity for the three and nine months ended November 2, 2019 and November 3, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2019 and November 3, 2018; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 20, 2019

APEX GLOBAL BRANDS INC.

By:	/s/ Henry Stupp
Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven L. Brink
Steven L. Brink
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)