Form 10-K
period 2020-02-01
Apex Global Brands Inc.
filed 2020-04-30
CIK 844161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file No. 0-18640

APEX GLOBAL BRANDS INC.

(Exact name of registrant as specified in charter)

Delaware	95-4182437
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5990 Sepulveda Boulevard
Sherman Oaks, CA 91411
(818) 908‑9868
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.02 par value per share	APEX	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  N0 ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Emerging Growth Company	☐	Smaller Reporting Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of August 2, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant was approximately $8.0 million (computed by reference to the price at which the registrant’s common stock was last sold on August 2, 2019, as reported by the Nasdaq Capital Market). For purposes of this calculation, it has been assumed that shares of common stock held by each director, officer and person who beneficially owns 10% or more of the outstanding common stock of the registrant are held by affiliates of the registrant. The treatment of these persons as affiliates for purposes of this calculation is not, and shall not be considered, a determination as to whether such persons are affiliates of the registrant for any other purpose.

As of April 16, 2020, the registrant had 5,570,530 shares of its common stock, issued and outstanding.

APEX GLOBAL BRANDS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2020

As used in this Annual Report, “Apex Global Brands”, the “Company”, “we”, “us” and “our” refer to Apex Global Brands Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise.  Additionally, as used herein, “Fiscal 2020” refers to our fiscal year ending February 1, 2020; “Fiscal 2019” refers to our fiscal year ended February 2, 2019.

We own the registered trademarks or trademark applications for Cherokee®, Hi-Tec®, Magnum®, 50 Peaks®, Interceptor®, Hawk Signature®, Tony Hawk®, Everyday California®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Sideout®, Sideout Sport®, and others.  Although we do not use the “®”symbol in each instance in which one of our trademarks appears in this Annual Report, this should not be construed as any indication that we will not assert our rights thereto to the fullest extent under applicable law.  All other trademarks, trade names and service marks included in this Annual Report are the property of their respective owners.

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
•

the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of the government, consumers, and the company, on our business, financial condition and results of operations; and

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

Overview

Apex Global Brands is a global marketer and manager of a portfolio of fashion and lifestyle brands that we own, brands that we create, and brands that we develop for others. Cherokee Inc. changed its name to Apex Global Brands Inc. effective June 27, 2019. Company-owned brands, which are licensed in multiple consumer product categories and retail tiers around the world, include Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Everyday California, Carole Little, Sideout and others.  As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio.  We believe the strength of our brand portfolio and platform of design, product development and marketing capabilities has made us one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, accessories and home products.

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

We provide our licensees with access to our proprietary 360-degree platform and believe that our brand marketing and media outreach, product design and development capabilities, and growth strategies and tactics have allowed Apex Global Brands to address the growing power of the consumer and the present and future needs of our wholesale and retail business partners and licensees.  Based on consumer research, retail insights and brand insights that we continually measure, evaluate and incorporate into our 360-degree platform, we believe Apex Global Brands has become a key strategic partner to our licensees.  We believe our licensing partners rely on our vision, which defines the growth potential and trajectories of our brands, the agility we afford to them through our 360-degree platform, which is designed to quickly seize opportunities and integrate new innovations, and the opportunity to realize global, multi-channel, multi-category scale through our portfolio of lifestyle brands and our platform capabilities.  As of February 1, 2020, we had 42 continuing license agreements in approximately 144 countries.  These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Arvind, Reliance Retail, Tharanco, Martes Sports, Hi-Tec Europe, Hi-Tec South Africa, JD Sports, Black’s and Lidl, in addition to regional distributors.

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

The DTR licensing model generally offers each licensee, or retailer, the exclusive right to market multiple categories of products with a recognized brand within their territory, thereby offering licensees the ability to enhance their marketing strategies and achieve a competitive advantage over competing retailers.  We believe that this differentiation can also provide the retailer/licensee an opportunity to command a “premium” for our brand offering over private label price points, which can result in increased profit margins for the licensee, even after royalties have been paid to the licensor.  The licensees generally directly source their own merchandise, thereby eliminating the licensor’s exposure to inventory and manufacturing risk while allowing the licensees to benefit from large economies of scale.

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

We have several new wholesale arrangements for the Cherokee, Hawk Signature and Tony Hawk brands.  In addition, we are primarily relying on a wholesale licensing strategy for global sales of our Hi-Tec, Magnum, 50 Peaks and Interceptor brands.

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

Brand Portfolio

Cherokee

Cherokee is an iconic, American family‑lifestyle brand, offering classic, casual and comfortable products at affordable prices.  Cherokee, which was initially launched as a footwear line in 1973, seeks to produce timeless classics, inspired by vintage Americana while continually being updated to account for modern trends.  After four decades, the Cherokee brand stands for confident, effortless and relaxed American style.  We believe this heritage positions the Cherokee brand for future growth and further international expansion.   Cherokee branded products are sold internationally across multiple age ranges in a wide range of categories, including casual sportswear, sweaters, outerwear, active wear, dresses, denim, swimwear, sleepwear, accessories, home décor, textiles, outdoor furnishings and camping gear.

Royalty revenues from global sales of Cherokee branded products were $6.7 million and $9.7 million in Fiscal 2020 and Fiscal 2019, respectively, which accounted for 32% and 40% of our total royalty revenues in these years.  Our wholesale distributor licenses offer a variety of categories of products bearing the Cherokee brand to retailers in the United States.  A large majority of our Cherokee brand royalties are now derived from multiple DTR license agreements with various retailers outside the United States, many of which have been in place for several years.

Hi-Tec, Magnum, 50 Peaks and Interceptor

Founded in 1974 and based in the Netherlands, the Hi-Tec footwear brand seeks to produce quality shoes for a fair price that are “comfortable anywhere”.  Hi-Tec is known for its comfortable and lightweight hiking and walking shoes, and also produces technical outdoor footwear and various other types of shoes.  The Hi-Tec brand is one of the world’s leaders in sports and outdoor footwear.  Magnum produces work boot footwear, specific-purpose tactical boots and uniform footwear.  50 Peaks is a high spec, technical outdoor footwear brand that was born out of the accomplishments of adventurer Adrian Crane, who climbed the 50 highest peaks in each of the 50 states in the USA in a record time of 101 days.  Interceptor is a tactical footwear brand sold internationally, with primary distribution through Walmart U.S.  Hi-Tec and Magnum products are sold throughout the world in Europe, the United States, Canada, South Africa, the Middle East, South and Central America, Oceania and Asia.

Royalty revenues from global sales of Hi-Tec, Magnum, 50 Peaks and Interceptor branded products were $10.5 and $11.6 million in Fiscal 2020 and Fiscal 2019, respectively, which accounted for 50% and 47% of our total royalty revenues in those years.

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

Hawk Signature and Tony Hawk branded products are distributed to a variety of retailers in the United States, including specialty, mid-tier, regional, mass market, off-price and club stores, by several wholesale distributors under license agreements with these distributors.  In addition, we have separate wholesale license agreements with others to supply Hawk Signature and Tony Hawk apparel in China, Japan, South Korea and throughout Europe. Royalty revenues from global sales of Hawk Signature and Tony Hawk branded products were $0.3 and $0.6 million in Fiscal 2020 and Fiscal 2019, respectively, which accounted for 1% and 3% of our total royalty revenues in those years.

Everyday California

Crafted in Southern California, Everyday California is designed to embody the California spirit and celebrate living life to the fullest.  From California’s snowcapped mountains to its sandy shores, Everyday California apparel and accessories for men and women are the perfect match for any journey.  Everyday California was born out of a desire to share the California state of mind and the notion that adventure is just around the corner.   We acquired the Everyday California brand in May 2015.  In addition to the United States, Everyday California is distributed in Mexico and Japan.

Point Cove

Point Cove was created in-house by Apex Global Brands' design team in close collaboration with Reliance Trends, a chain of retail stores in India.  The brand was launched in September 2015 and brings a combination of playfulness and sophistication to Reliance Trends stores in key categories, including apparel, accessories and footwear, for kids ages 2-14.  The collection features bold colors that bring the California spirit to India.

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

In some cases, we require the licensee to guarantee a minimum royalty payment to us each year, although the amount of this minimum payment can vary significantly from licensee to licensee and is typically lower for wholesale licensees than for DTR licensees.  We do not have a significant concentration of fixed minimum payments in any one licensee.  As of February 1, 2020, we had contractual rights to receive over $50.0 million forward‑facing minimum royalty revenues over the next ten years, excluding any revenues that may be guaranteed in connection with future contract renewals.

Royalties are generally paid within 30 days after a quarterly selling period as defined in the applicable license agreement.  To ensure our licensees are reporting and calculating the appropriate royalties, our license agreements grant us the right to audit our licensees’ royalty reports to validate the amount of sales or purchases reported and royalties paid.

Trademarks and Other Intellectual Property Rights

We hold various trademarks, including Cherokee®, Hi-Tec®, Magnum®, 50 Peaks ® , Interceptor ® , Hawk Signature®, Tony Hawk®, Everyday California®, Carole Little®, Saint Tropez-West®, Chorus Line®, All That Jazz®, Sideout®, Sideout Sport® and others for numerous categories of apparel and other goods.  These trademarks are registered with the United States Patent and Trademark Office, and we also hold trademarks or trademark applications for each of these brand names and others with similar government agencies in a number of other countries.  Our trademark registrations typically expire after seven to ten years depending on the jurisdiction, although we intend, and expect to be able, to renew these trademarks for as long as we continue to use them.  Our business is dependent on our trademarks, and we monitor unauthorized uses of these trademarks on an ongoing basis.  In addition to trademarks, we also rely on know‑how, trade secrets and contractual restrictions to protect our intellectual property rights domestically and internationally.

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

Employees

As of February 1, 2020, we employed 37 persons.  None of our employees are represented by labor unions, and we believe that our employee relations are satisfactory.

Financial Information about Geographic Areas

Approximately 77% and 75% of our revenues were derived from our international licensees in Fiscal 2020 and Fiscal 2019, respectively, and we face risks related to these foreign operations.  See Item 1A, “Risk Factors” for information about these risks, and see Note 13 to our consolidated financial statements included in this Annual Report for certain financial information by geographic area.

General Information

Apex Global Brands was incorporated in Delaware in 1988.  We maintain a website at www.apexglobalbrands.com, and our Nasdaq trading symbol is “APEX”.  We make our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website as soon as reasonably practicable after we file these materials with, or furnish them to, the SEC.  All references to our website in this Annual Report are inactive textual references, and the contents of our website are not incorporated in or otherwise considered part of this Annual Report.

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

Risks Related to Our Business

We face risks related to the impact of the COVID-19 pandemic and the related protective public health measures.

In March 2020, the World Health Organization recognized the outbreak of a novel coronavirus, COVID-19, as a pandemic.  Our business has been materially adversely affected by the effects of COVID-19 and the related protective public health measures. Our business depends upon purchases and sales of our branded products by our licensees, and the prevalence of shelter-in-place orders in the regions where our products are sold, together with the closure of many of our licensees’ or their customers’ stores, have resulted in significant declines in our royalties, which will likely continue for some period of time.  In response to the decline in revenues, we have implemented cost savings measures, including pay reductions, employee furloughs and other measures.  We can provide no assurance that these cost savings measures will not cause our business operations and results to suffer.  The decline and anticipated decline in our revenues also exposes us to the risk that we will remain non-compliant with the covenants in our credit facility, which creates risk that our lender will exercise its rights to accelerate the amounts payable and foreclose on our assets.  We have not been designated as an essential business, and therefore all of our employees are working remotely, which may result in inefficiencies and lost opportunities. In addition, the responses of the federal, international, state and regional governments to the pandemic, including the shelter-in-place orders and the allocation of healthcare resources to treating those infected with the virus, has caused and may continue to cause a significant decline in retail sales, including sales of our branded products by our licensees. Other adverse effects of the pandemic on our business could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of the facilities of the manufacturers and distributors of our branded products, which could cause further or extended declines in sales and royalties. In addition, the continued spread of COVID-19, or the occurrence of other epidemics, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our branded products and further adversely impact our results of operations.

There are numerous uncertainties associated with the coronavirus outbreak, including the number of individuals who will become infected, whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used, and the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future.  Any, or all, of the foregoing uncertainties could have a material adverse effect on our results of operations, financial position and/or cash flows.

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

Factors that may adversely affect retailers and their sales of products include, among others: (i) the ongoing impacts of COVID-19; (ii) consumer preferences regarding fashion trends and styles, which can be region-dependent and subject to rapid and significant fluctuations; (iii) consumer preferences regarding where to shop; (iv) the growth of online shopping and the ability of a retailer to market and sell products through these avenues; (v) fluctuating retail prices; (vi) the reputation of or general consumer perceptions about the retailers that sell our brands; (vii) security breaches or other cybersecurity incidents; (viii) shifts in the seasonality of shopping patterns; (ix) weather, environmental or other conditions that may impact consumer shopping activity; (x) changes in the availability or cost of capital in light of a retailer’s financial condition, capital requirements and other factors; (xi) labor strikes or other interruptions that impact supply chains and transport vendors; (xii) the impact of excesses or shortages of retail or manufacturing capacity; (xiii) changes in the cost of accepting various payment methods and changes in the rate of utilization of these payment methods; (xiv) material acquisitions or dispositions; (xv) investments in new business strategies; (xvi) the success or failure of significant new business ventures or technologies; (xvii) general business and operational risks, including, among others, the ability to obtain and maintain desirable store locations, litigation risks, departures of key personnel or other employee matters; (xviii) actions taken or omitted to be taken by legislative, regulatory, judicial and other government authorities and officials; (xix) natural disasters, the outbreak of war, acts of terrorism or other significant national or international events; and (xx) the other risks discussed in these risk factors.

We have incurred a significant amount of indebtedness, our level of indebtedness and restrictions under our indebtedness could adversely affect our operations and liquidity, and we are currently in violation of certain financial covenants under our credit facility.

On August 3, 2018, we entered into a senior secured credit facility that provided a $40.0 million term loan, and $13.5 million of subordinated promissory notes.  The credit facility was amended on January 30, 2019 to provide an additional term loan of $5.3 million.  As of February 1, 2020, outstanding borrowings under the term loans were $44.1 million, and outstanding borrowings under subordinated promissory notes were $13.5 million.  The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The subordinated promissory notes mature in November 2021.  Interest is payable monthly on the subordinated promissory notes, but no periodic amortization payments are required.

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

Our operating results for the twelve months ended November 2, 2019 and February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which were events of default.  However, our senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility through July 27, 2020.  Our financial projections indicate that there is a significant risk of further violations of the minimum Adjusted EBITDA covenant or minimum cash covenant beyond the forbearance period agreed to with our senior lender.  If any such future violation or other event of default occurs under the credit facility that is not forborne, cured or waived in accordance with the terms of the credit facility, we would be subject to significant risks, including the right of our lender to terminate its obligations under the credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies it may have under applicable law, including foreclosing on our and/or our subsidiaries’ assets that serve as collateral for the borrowed amounts.  Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements, which would give those lenders the right to terminate their obligations under the subordinated promissory note agreements and accelerate the payment of those promissory notes.  If any of these rights were to be exercised, our financial condition and ability to continue operations would be materially jeopardized.  If we are unable to meet obligations to lenders and other creditors, we may have to significantly curtail or even cease operations.  We are evaluating potential sources of working capital, including the disposition of certain assets, and we believe that certain provisions of the CARES Act passed by the U.S. Congress in March 2020 will result in additional liquidity.  We recently received proceeds of $0.7 million from a promissory note issued by one of our banks under the Paycheck Protection Program included in the CARES Act, and the NOL carryback provisions of the CARES Act are expected to result in federal refund claims of approximately $8.0 million.  Our plans also include the evaluation of strategic alternatives to enhance shareholder value.  However, there is no assurance that we will be able to execute these plans or continue to operate as a going concern.

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

Our future capital needs may be uncertain, and we may need to raise additional funds in the future, which may not be available when needed, on acceptable terms or at all.

Our capital requirements in future periods may be uncertain and could depend on many factors, including, among others: (i) acceptance of, and demand for, our brands; (ii) the extent to which we invest in our existing brand portfolio or any new brands; (iii) the number and timing of our acquisitions and other strategic transactions; (iv) the costs of developing new brands; (v) the costs associated with our efforts to expand our business; and (vi) the costs of litigation and enforcement activities to protect and defend our trademarks.  We may need to raise additional funds to meet our capital requirements.  However, these or any other necessary funds may not be available when needed, on favorable terms or at all.  If we issue equity or convertible debt securities to raise additional funds, as we did with our refinancing of our senior secured credit facility in August 2018 and additional borrowings under our new facility in January 2019, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.  If we incur additional debt to raise funds, as we did with our senior secured credit facility, we may become over-leveraged, and we may become subject to restrictive financial or operating covenants that could limit our ability to operate our business and expose us to significant risks in the event of any compliance failure.  Moreover, in light of our current level of indebtedness, which is significant, additional debt or equity capital may not be available on terms we consider advantageous or favorable to us.  In addition, we may seek equity and/or debt financing from sources that expose us to additional risks or negative effects, such as, for example, obtaining funding from related parties in transactions that create conflicts of interest between us and the related party, as we did with our arrangement of purchases by certain of our directors, officers and large stockholders of participation interests in our credit facility in December 2017 and the exchange of those participation interests into junior subordinated notes in our new credit facility in August 2018.  Further, we may incur substantial costs in pursuing future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.

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

We have entered into several wholesale arrangements in connection with a significant shift in our business strategy, from our historical focus on a DTR licensing model to a substantially greater focus on wholesale licensing for many of our key brands.  Although we believe our wholesale licensing arrangements may have certain benefits, these arrangements are subject to a number of risks and our beliefs could turn out to be wrong.  If any of these risks occur and we do not achieve the intended or expected benefits of our strategy shift toward wholesale arrangements, our results of operations, liquidity and financial condition could be materially adversely affected.  Moreover, we have less experience with the wholesale licensing model than the DTR licensing model and we may find it difficult to develop reliable forecasts and expectations regarding royalty revenues from these arrangements, either of which could harm our business and our operating results.

The terms of our wholesale licensing arrangements differ in certain important ways from the terms of our DTR licensing arrangements.  For instance, the minimum annual royalty obligations under our wholesale licensing arrangements are significantly smaller than the minimum annual royalty obligations in some of our DTR licensing arrangements.  Also, our new wholesale license agreements for the Cherokee brand and the Hi-Tec and Magnum brands are not subject to reducing royalty rates based on cumulative sales levels, as was our former license agreement with Target for the Cherokee brand.  These different terms could have a material impact on our performance.  For example, the consistent royalty rates of these wholesale licensing arrangements could cause our performance and cash flows to be more strongly influenced by the seasonality of the retail business and thus subject to more material fluctuations between periods, and the lower minimum royalty obligations could cause our aggregate annual royalty revenues to decline if retail sales volume for our brands decreases and we become dependent on minimum royalty obligations.  These effects on our performance could become increasingly significant in future periods, to the extent our new wholesale licensees gain traction over time with new retailers and consumer bases and the proportion of our royalty revenues from these licensees increases, or if we pursue similar wholesale arrangements in the future.

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

In addition to the DTR licensing model, we also focus some of our key brands on a wholesale licensing strategy, and we use a product development and design model for brands owned by others.  Although we believe these various licensing and design models could have certain benefits, these models could themselves be unsuccessful and our beliefs could turn out to be wrong.  Moreover, our pursuit of these different models could divert management’s attention and other resources, including time and capital.  As a result, our future success depends in part on our ability to successfully manage these multiple licensing and design models.  If we are unable to do so, our performance, financial condition and prospects could be materially harmed.

Our business continues to depend in part on the success of our Direct to Retail licensing model.

Our DTR licensing model continues to be an important part of our operations.  We believe the DTR licensing model has become more widely accepted by many retailers worldwide, and our business plan is based in part on the success of this model with our existing retail licensees and with new retailers we may solicit to license our brands under this model in new territories and additional product categories.  However, our beliefs regarding the DTR licensing model may turn out to be wrong, and it may not achieve or sustain increased acceptance or its use by retailers could decline.  If our existing or potential future retail licensees do not perceive the DTR licensing model to be advantageous to them, which could occur for a variety of reasons, they may move away from this model and pursue alternatives, such as purchasing from wholesalers or manufacturing private label products.  In that event, this aspect of our business may prove unsuccessful and our financial condition and performance could suffer material adverse effects.

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

Many of our licensees are located outside the United States, and we aim to expand our international revenues. In addition, we have subsidiaries and employees in Amsterdam.

We face numerous risks in doing business outside the United States, including, among others: (i) the ongoing worldwide impacts of COVID-19; (ii) our general lack of experience operating foreign subsidiaries; (iii) unusual, unfamiliar or burdensome foreign laws or regulatory requirements, including tax, labor, contract, intellectual property protection and other laws, and unexpected changes to these laws or requirements; (iv) difficulties complying with the laws of multiple jurisdictions; (v) uncertainties in some jurisdictions related to developing legal and regulatory systems and standards for economic and business activities, property ownership and the application of contract rights; (vi) tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers, about which there is increased uncertainty following the results of the 2016 U.S. presidential election and the trade policies of the current administration, including withdrawal from the Trans-Pacific Partnership and proposed revision to the North American Free Trade Agreement; (vii) difficulties attracting and retaining qualified personnel to conduct our foreign operations or manage our foreign licensees and franchisees; (viii) challenges relating to labor and employment matters, including differing employment practices and requirements regarding health, safety and other working conditions in foreign jurisdictions; (ix) competition from foreign companies; (x) longer accounts receivable collection cycles and difficulties collecting accounts receivable from international licensees and franchisees; (xi) less effective and less predictable protection and enforcement of our intellectual property rights in some jurisdictions; (xii) changes in the political or economic condition of a specific country or region, particularly in emerging markets; (xiii) potentially adverse tax consequences from the several U.S. and foreign jurisdictions in which we are subject to taxation; and (xiv) cultural differences in the conduct of business.  Any one or more of these factors could cause our international revenues to decline or could cause us to fail to execute on our business strategy involving international expansion.  In addition, our business practices in international markets are subject to the requirements of the FCPA and applicable foreign anti-bribery laws, any violation of which could subject us to significant fines, criminal sanctions and other penalties.

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

We are dependent on our intellectual property rights, especially our trademarks, and we may not be able to successfully protect our rights, or we may become involved in costly legal proceedings relating to these rights or the intellectual property rights of third parties.

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

We are subject to income tax in the United States, California and certain other state jurisdictions.  In addition, we are also subject to taxation in several foreign jurisdictions, which may have unusual, unfamiliar or particularly burdensome tax laws.  Our global tax structure could be negatively impacted by various factors, including changes in the tax rates in jurisdictions in which we earn income or changes in tax laws or interpretations of tax laws in the jurisdictions in which we operate, any of which could impact our future effective income tax rates.  Our effective tax rates could also be affected by changes in the valuation of our deferred tax assets and liabilities.  Any increase in our effective tax rate could adversely affect our reported financial results or the way in which we conduct our business.

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

The trading price of our common stock has been, and is likely to continue to be, subject to material fluctuations.  These fluctuations can be caused by various factors, including, among others: (i) the ongoing impacts of COVID-19; (ii) our financial results and financial condition, including our liquidity; (iii) our ability to maintain compliance with our obligations, including our credit facility; (iv) the successful completion of any acquisition or strategic transaction, including the integration of the acquired assets or businesses and realization of the intended or expected synergies and other benefits; (v) any announcements by us, our retail partners or our competitors regarding or affecting the retail environment, the reputation of our brands, our existing or any new license agreements and brand representations, or acquisitions, strategic alliances or other transactions; (vi) recruitment or departure of key personnel; (vii) changes in our financial guidance, if any, expectations for our financial results in the investment community, or the recommendations of any securities analysts that elect to follow our common stock; (viii) any material weaknesses in our internal control over financial reporting or any failures to comply with our public reporting requirements; (ix) market conditions in the retail industry and the economy as a whole; and (x) the other risks described in these risk factors.

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

On June 5, 2018, we received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we were no longer in compliance with Nasdaq’s minimum bid price rule, which is a requirement for continued listing on the Nasdaq Global Market. Nasdaq’s rules require that we would need to regain compliance with this rule by December 3, 2018.  On December 4, 2018, however, we received a letter from Nasdaq notifying us that our transfer to the Nasdaq Capital Market was approved and that we had been granted an additional 180-day extension period to regain compliance with the minimum bid price rule.  This 180-day period expired on June 3, 2019.  We received another letter from Nasdaq on June 4, 2019 indicating their intent to delist our securities from the Nasdaq Capital Market on June 13, 2019 because we had not achieved the required minimum bid price unless we requested an appeal of this determination.  We filed our appeal on June 6, 2019 and met with the Nasdaq Hearings Panel in August 2019. The Nasdaq Hearings Panel accepted our compliance plan, which resulted in the September 2019 one-for-three reverse stock split described in Note 1 to our condensed consolidated financial statements included in this report.  On October 30, 2019, The Nasdaq Hearings Panel granted our continued listing on Nasdaq subject to further review after December 2, 2019.  On December 11, 2019, we received a letter from Nasdaq informing us that the Nasdaq Hearings Panel determined that we had regained compliance with the minimum bid price rule.  As a result, the Nasdaq Hearings Panel determined that we were in compliance with all applicable listing standards required for listing on The Nasdaq Capital Market.  However, based on our recent bid price history, the Nasdaq Hearings Panel imposed a Hearings Panel monitor pursuant to Nasdaq Listing Rule 5815(d)(4)(A), through December 2, 2020.  On April 3, 2020, we received notice from the Nasdaq indicating that, based upon the Company’s non-compliance with the minimum closing bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”), for the prior 30-consecutive business day period, the Company’s securities were subject to suspension and delisting unless the Company timely requests a hearing before the Nasdaq Hearings Panel. We were not provided the 180-day compliance period typically granted to issuers under Nasdaq Listing Rule 5810(c)(3)(A) because we were already under the jurisdiction of the Nasdaq Hearings Panel.  We filed our appeal on April 10, 2020, which stays any further action by Nasdaq at least pending the ultimate conclusion of the hearing process. On April 16, 2020, Nasdaq announced it was providing temporary relief from the Rule as a result of the COVID-19 pandemic and related extraordinary market conditions.  Compliance requirements will resume on July 1, 2020.  If we have not regained compliance with the Rule by the date that compliance requirements resume, the hearings process will resume.  At the hearing, if it becomes necessary, we would expect to present our plan to regain compliance with the Rule and request an extension within which to do so. The Nasdaq Hearings Panel has the discretion to grant us an extension through no later than September 30, 2020 plus the incremental days of the temporary relief period; however, there can be no assurance that the Nasdaq Hearings Panel will grant our request or that we will be able to evidence compliance with the applicable listing criteria within the period of time that may be provided by the Nasdaq Hearing Panel.

If we fail to continue to comply with the minimum bid price rule or with any other Nasdaq requirement in the future, our common stock could be delisted from trading on Nasdaq.  Such an event could cause our common stock to be classified as a “penny stock,” among other potentially detrimental consequences, and could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock.

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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

Our common stock trades on the Nasdaq Capital Market under the trading symbol “APEX”.  There were no dividends declared or paid during Fiscal 2020 or Fiscal 2019.

As of April 13, 2020, the approximate number of holders of record of our common stock was 38.  This figure does not include an indeterminable number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

From time to time, our board of directors may, in its discretion, declare cash dividends depending on our financial condition, results of operations, cash flow, capital requirements, compliance with our senior secured credit facility and other factors deemed relevant by our board of directors. See the discussion under “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis” and Note 7 to the consolidated financial statements included in Item 8, “Financial Statements” for information about the restrictions on dividends contained in our credit facility.

Item 6.    SELECTED FINANCIAL DATA

The following financial information has been derived from our consolidated financial statements.  Our consolidated financial statements for Fiscal 2020 and Fiscal 2019 and for each of the two years ended February 1, 2020 are included in this Annual Report and have been audited by our independent registered public accounting firm.  You should read this information together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements”.

	Year Ended
(In thousands, except per share data)	February 1, 2020 (1)	February 2, 2019 (1)	February 3, 2018 (1)	January 28, 2017 (1)	January 30, 2016
Income Statement Data:
Revenues	$21,041	$24,444	$29,365	$34,022	$34,654
Selling, general and administrative expenses	13,255	14,638	25,446	19,106	16,553
Stock-based compensation and stock warrant charges	1,032	890	3,789	2,380	2,222
Business acquisition and integration costs	284	307	7,537	11,498	1,234
Restructuring charges	1,134	5,755	2,080	3,782	—
Intangible asset and goodwill impairment charge	9,100	—	35,500	—	—
Gain on sale of assets	—	(479)	—	—	—
Depreciation and amortization	1,167	1,478	1,408	1,483	1,329
Operating (loss) income	(4,931)	1,855	(46,395)	(4,227)	13,316
(Loss) income before income taxes	(13,832)	(9,638)	(52,831)	(5,464)	12,791
Net (loss) income	(11,500)	(11,539)	(55,861)	(8,722)	8,433
Basic (loss) earnings per share	(2.12)	(2.45)	(12.48)	(2.79)	2.91
Diluted (loss) earnings per share	(2.12)	(2.45)	(12.48)	(2.79)	2.85
Cash dividends declared per share	—	—	—	—	—

(In thousands)	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30 2016
Balance Sheet Data:
Working capital	$(58,118)	$(917)	$(48,200)	$(6,979)	$3,010
Total assets	82,922	93,111	101,729	153,081	70,548
Long-term debt, including current portion	56,044	54,454	46,105	46,732	23,524
Stockholders’ equity	5,347	15,122	24,115	72,318	42,071

	Year Ended
(In thousands, except percentages)	February 1, 2020 (1)	February 2, 2019 (1)	February 3, 2018 (1)	January 28, 2017 (1)	January 30 2016
Non-GAAP and Other Data:
Adjusted EBITDA (2)	$7,786	$9,806	$3,919	$14,916	$18,101
Selling, general and administrative expenses ratio (3)	63.0%	59.9%	86.7%	56.2%	47.8%
Return on average stockholders’ equity (4)	(112.4)%	(64.1)%	(115.9)%	(15.2)%	23.5%

(1)	Fiscal 2020, Fiscal 2019, Fiscal 2018 and Fiscal 2017 include the operations of Hi-Tec since its acquisition on December 7, 2016.
(2)

Adjusted EBITDA is defined as net income before (i) interest expense, (ii) other expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) gain on sale of assets, (vi) intangible asset impairment charge, (vii) restructuring charges, (viii) business acquisition and integration costs and (ix) stock-based compensation and stock warrant charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the cost of acquiring or disposing of businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring or disposing of businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  A reconciliation from net (loss) from operations as reported in our consolidated statement of operations to Adjusted EBITDA is as follows:

	Year Ended
(In thousands)	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30 2016
Net (loss) income	$(11,500)	$(11,539)	$(55,861)	$(8,722)	$8,433
Provision for income taxes	(2,332)	1,901	3,030	3,258	4,358
Interest expense	8,809	8,220	6,500	1,661	711
Other expense (income)	92	3,273	(64)	(424)	(186)
Depreciation and amortization	1,167	1,478	1,408	1,483	1,329
Gain on sale of assets	—	(479)	—	—	—
Intangible asset and goodwill impairment loss	9,100	—	35,500	—	—
Restructuring charges	1,134	5,755	2,080	3,782	—
Business acquisition and integration costs	284	307	7,537	11,498	1,234
Stock-based compensation and stock warrant charges	1,032	890	3,789	2,380	2,222
Adjusted EBITDA	$7,786	$9,806	$3,919	$14,916	$18,101

(3)	Computed based on selling, general and administrative expenses divided by revenues.
(4)	Computed based on net (loss) income from continuing operations divided by the average of beginning and ending stockholders’ equity.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

As used in this discussion and analysis, “Apex Global Brands”, the “Company”, “we”, “us” and “our” refer to Apex Global Brands Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise.  Additionally, “Fiscal 2020” refers to our fiscal year ending February 1, 2020; “Fiscal 2019” refers to our fiscal year ending February 2, 2019  We have a 52‑ or 53‑week fiscal year ending on the Saturday nearest to January 31.  This results in a 53‑week fiscal year approximately every four or five years.  Fiscal 2018 was a 53-week fiscal year, while each of Fiscal 2020, Fiscal 2019 were 52‑week fiscal years.  This discussion and analysis should be read together with the consolidated financial statements and related notes included in this annual report on Form 10‑K.

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

Overview

Apex Global Brands is a global marketer and manager of a portfolio of fashion and lifestyle brands that we own, brands that we create, and brands that we develop for others.  Company-owned brands, which are licensed in multiple consumer product categories and retail channels around the world, include Cherokee, Hi-Tec, Magnum, 50 Peaks, Interceptor, Hawk Signature, Tony Hawk, Everyday California, Carole Little, Sideout and others.  As part of our business strategy, we also regularly evaluate other brands and trademarks for acquisition into our portfolio.  We believe the strength of our brand portfolio and platform of design, product development and marketing capabilities has made us one of the leading global licensors of style-focused lifestyle brands for apparel, footwear, accessories and home products.

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

For certain of our key legacy brands, including Cherokee, Hawk Signature and Tony Hawk, we have shifted our strategy for U.S. sales from DTR licensing to wholesale licensing.  In addition, we are primarily pursuing a wholesale licensing strategy for global sales of our Hi-Tec, Magnum, Interceptor and 50 Peaks brands.  We believe wholesale licensing arrangements help to diversify our sources of revenue and licensee or other partner relationships, and may provide additional avenues to obtain brand recognition and grow our Company.

We derive revenues primarily from licensing our trademarks to retailers and wholesalers all over the world, and we are continually pursuing relationships with new retailers, wholesalers and others in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums.  As of February 1, 2020, we had 42 continuing license agreements in approximately 144 countries.  These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Arvind, Reliance Retail, Tharanco, Martes Sports, Hi-Tec Europe, Hi-Tec South Africa, JD Sports, Black’s and Lidl.  As of February 1, 2020, we had contractual rights to receive over $55.0 million of forward‑facing minimum royalty revenues, excluding any revenues that may be guaranteed in connection with contract renewals.

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

Recent Developments

COVID-19 Global Pandemic

Our business has been materially adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures that began in earnest in March 2020. Our business depends upon purchases and sales of our branded products by our licensees, and the prevalence of shelter-in-place orders in the regions where our products are sold, together with the closure of many of our licensees’ or their customers’ stores, have resulted in significant declines in our royalties, which will likely continue for some period of time, and various of our licensees have requested extensions of time for them to pay their royalties to us.  Our licensees manufacture and distribute goods that carry our brands, and the temporary closures of the facilities used by our licensees to perform these functions could cause further or extended declines in sales and royalties.

In response to the decline in revenues, we have implemented cost savings measures, including pay reductions, employee furloughs and other measures.  We can provide no assurance that these cost savings measures will not cause our business operations and results to suffer.  Our current forecasts indicate that we will generally be able to maintain our profit margins as a result of these efforts, even though the amount of anticipated profit is lower.  It is not possible to predict with certainty the impact that the shelter-in-place orders and other business restrictions will have on our licensees and, therefore, our royalty revenues in the future.  The ultimate impact will be greater the longer these restrictions remain in place.

The decline and anticipated decline in our revenues also exposes us to the risk that we will remain non-compliant with the covenants in our credit facility, which creates risk that our lender will exercise its rights to accelerate the amounts payable and foreclose on our assets.  For further information, refer to the credit facilities section below under the caption, Liquidity and Capital Resources.

We have not been designated as an essential business, and therefore our offices in Sherman Oaks California and Amsterdam in the Netherlands have been closed.  However, the nature of the work performed by our employees does not require us to assemble in our facilities, and we have successfully implemented work-from-home strategies using technologies that we generally had in place before the onset of the pandemic. These strategies may result in inefficiencies and lost opportunities, but they are not expected to materially affect our internal control over financial reporting.  In previous years, we have successfully implemented cloud-based accounting systems that provide for remote access.  We are also unable to travel to meetings with our licensees or their customers, which historically has been an important component of our business strategy.  Our use of video conferencing technologies has been expanded and has proven effective, yet business opportunities may be diminished or lost due to the lack of in-person contact.

In March 2020, the federal government passed the CARES Act, which has several provisions that are expected to be beneficial to our Company.  On April 20, 2020, we received a $0.7 million loan under the Paycheck Protection Program that is being implemented by the Small Business Administration and multiple commercial banks across the country.  We anticipate that a substantial portion of this loan will be forgiven based on the amount we incur for payroll, rent and utilities in the eight weeks following the grant date of the loan.  The portion of the loan that is not forgiven will bear interest at 1.0% per annum and will mature two years from the date of funding.

The CARES Act also enacted changes in the federal income tax loss carryback rules that we expect will benefit us.  Net operating losses that we incurred in Fiscal 2018, Fiscal 2019 and Fiscal 2020 can now be carried back either two or five years to tax years when we paid significant taxes.  Initial estimates of the refundable taxes and foreign tax credits are approximately $8.0 million, including approximately $6.0 million to $7.0 million from losses incurred in Fiscal 2018 and Fiscal 2019.  These amounts are subject to change as we prepare the necessary filings.  We are in the process of preparing such carryback tax filings, however, the timing of receiving such refunds is uncertain and can range from approximately three to twelve months or more depending on the operations of the Internal Revenue Service.  Additional carryback refund claims will also be made based on the final determination of our tax net operating loss for Fiscal 2020.  The receipt of these tax refunds would significantly enhance our liquidity.

Reverse Stock Split

In September 2019, we effected a one-for-three reverse stock split of our common stock.  The reverse stock split reduced the number of our Company’s outstanding shares of common stock from approximately 16.6 million shares to approximately 5.5 million shares and reduced the number of authorized shares of common stock from 30.0 million shares to 10.0 million shares.  Unless the context otherwise requires, all share and per share amounts in these consolidated financial statements have been revised to reflect the reverse stock split, including reclassifying an amount equal to the reduction in par value of our common stock to additional paid-in capital.

Revenue Overview

We typically enter into license agreements with retailers, manufacturers and distributors for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Our royalty revenues are globally diversified, generated from multiple licensees in the following geographic regions:

	Year Ended
(In thousands, except percentages)	February 1, 2020		February 2, 2019
U.S. and Canada	$5,223	25%	$6,383	26%
EMEA	5,229	25%	8,015	33%
Asia and Pacific	7,168	34%	6,046	25%
Latin America	3,421	16%	4,000	16%
Revenues	$21,041	100%	$24,444	100%

United States and Canada.  A substantial portion of our royalty revenues in the U.S. and Canada come from wholesale license arrangements for the sale of footwear bearing our Hi-Tec, Magnum and Interceptor brands.  The U.S. has increased tariff rates on apparel and footwear, and we believe our licensees who use manufacturing facilities in countries subject to increased tariffs have taken steps to offset the impact of higher tariffs, including moving production to countries not subject to higher tariffs and negotiating lower costs with existing suppliers.  Nonetheless, our royalty revenues have decreased as our licensees adapt to this new tariff environment.

EMEA.  Revenues from our licensees in the United Kingdom and other countries in this region decreased by 8% as a component of our total revenues compared to Fiscal 2019. Pan European royalties from our Cherokee brand licensee in Fiscal 2019 repeated at lower levels in Fiscal 2020, and our South African Cherokee licensee did not renew their license at the end of Fiscal 2019.  Royalties from our Hi-Tec and Magnum licensee in the United Kingdom were also lower in Fiscal 2020.  Sales of products by certain of our licensees that operate in Europe were negatively affected by the economic uncertainty surrounding Brexit. We believe this had a negative effect on these licensees’ businesses during Fiscal 2020 and a corresponding negative impact on our royalty revenues.

Asia and Pacific.  The growth in our royalty revenues in the Asia/Pacific region came primarily from our product development and design services agreement with a major retailer in the People’s Republic of China.  We are providing our product design and development expertise for a brand that they own, which we believe will efficiently enhance their retail operations.  Our Cherokee licensee in Japan opted to not renew their license at the end of Fiscal 2020.  This is expected to decrease our revenues in this region in Fiscal 2021, and possibly longer, as we transition to a new licensee.

Latin America.  Our royalty revenues in Latin America resulted primarily from our Cherokee Brand and Everyday California licensees in Mexico, Peru and Chile.  Our Hi-Tec and Magnum brands are also distributed in various other countries in Latin America.

Results of Operations

The table below contains certain information about our operations from our consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.

	Year Ended
(In thousands, except percentages)	February 1, 2020		February 2, 2019
Revenues:
Cherokee	$6,741	32.0%	$9,706	39.7%
Hi-Tec, Magnum, Interceptor and 50 Peaks	10,525	50.0%	11,564	47.3%
Hawk	258	1.2%	602	2.5%
Other brands	3,517	16.7%	2,572	10.5%
Total revenues	21,041	100.0%	24,444	100.0%
Operating expenses:
Selling, general and, administrative expenses	13,255	63.0%	14,638	59.9%
Stock-based compensation and stock warrant charges	1,032	4.9%	890	3.6%
Business acquisition and integration costs	284	1.3%	307	1.3%
Restructuring charges	1,134	5.4%	5,755	23.5%
Intangible assets and goodwill impairment charge	9,100	43.2%	—	0.0%
Gain on sale of assets	—	0.0%	(479)	-2.0%
Depreciation and amortization	1,167	5.5%	1,478	6.0%
Total operating expenses	25,972	123.4%	22,589	92.4%
Operating (loss) income	(4,931)	-23.4%	1,855	7.6%
Interest expense and other expense	(8,901)	-42.3%	(11,493)	-47.0%
Loss before income taxes	(13,832)	-65.7%	(9,638)	-39.4%
(Benefit) provision for income taxes	(2,332)	-11.0%	1,901	7.7%
Net loss	$(11,500)	-54.7%	$(11,539)	-47.1%
Non-GAAP data:
Adjusted EBITDA(1)	$7,786		$9,806

(1)

We define Adjusted EBITDA as net income before (i) interest expense, (ii) other expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) intangible asset impairment charge, (vi) gain on sale of assets, (vii) restructuring charges, (viii) business acquisition and integration costs and (ix) stock-based compensation and stock warrant charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with other GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation and amortization, and the cost of acquiring or disposing of businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring or disposing of businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  See a reconciliation of this non-GAAP financial measure to our consolidated statement of operations in Item 6. of this Annual Report.

Fiscal 2020 Compared to Fiscal 2019

The decrease in royalty revenues in Fiscal 2020 was primarily due to the decrease in Cherokee, Hi-Tec and Magnum royalties from our European licensees, the expiration of our Cherokee license in South Africa at the end of Fiscal 2019, the impact of higher tariffs and the sale of our Flip Flop Shops franchise business in June 2018.  These decreases were partially offset by a full year of revenues in Fiscal 2020 from our new design services agreement with a retailer in China, which started midway through Fiscal 2019

Cherokee

Cherokee branded products have been distributed in the United States under wholesale licensing arrangements generally for the past several years.  Prior to that, sales of Cherokee branded products in the United States were governed by our DTR license agreement with Target.  These new wholesale arrangements consist of multiple license agreements with different distributors that include higher royalty rates but lower minimum annual royalty obligations, as compared to our previous license agreement with Target.  A large majority of our Cherokee brand royalties are now derived from multiple DTR license agreements with various retailers outside the United States, many of which have been in place for multiple years.  Our DTR licensee in South Africa opted to not renew their Cherokee brand license at the end of Fiscal 2019, and our pan-European Cherokee brand licensee reduced their planned sales of Cherokee product in Fiscal 2020.  These factors are the primary reasons for the decrease in Cherokee brand royalties.  Our overall royalty revenues from our licensees’ sales of Cherokee branded products decreased 31% to $6.7 million in Fiscal 2020 from $9.7 million in Fiscal 2019, primarily due to the expiration of multiple license agreement during Fiscal 2019.

Hi-Tec, Magnum, Interceptor and 50 Peaks

In December 2016, we completed the Hi-Tec Acquisition whereby we acquired the intellectual property of Hi-Tec, including the Hi-Tec, Magnum, Interceptor and 50-Peaks brands and related trademarks.  At that time and in the following year, we entered into wholesale license agreements with certain of Hi-Tec’s operating partners and/or distributors to sell Hi-Tec, Magnum, Interceptor and 50 Peaks branded products in the United States, Canada, the United Kingdom, continental Europe, Latin America, the Middle East, Russia, Asia Pacific, South Africa and other territories.  These arrangements are structured similarly to our other wholesale licensing arrangements.  Issues surrounding Brexit and increased tariffs on footwear and apparel in the United States negatively impacted our Fiscal 2020 royalties from licensees of Hi-Tec, Magnum, Interceptor and 50 Peaks in comparison to Fiscal 2019.  Overall, our royalty revenues from our licensees’ sales of Hi-Tec, Magnum, Interceptor and 50-Peaks branded products decreased 9% to $10.5 million in Fiscal 2020 from $11.6 million in Fiscal 2019.

Hawk Signature and Tony Hawk

Hawk Signature and Tony Hawk branded products have been distributed in the United States under wholesale licensing arrangements generally for the past several years.  Prior to that, sales of Hawk Signature and Tony Hawk branded products in the United States were made under our DTR license agreement with Kohl’s.  We also had a DTR license agreement with a Canadian retailer for the distribution of these products, which did not renew at the end of Fiscal 2019.  Royalty revenues from our license agreements for the sale of Hawk Signature and Tony Hawk branded products decreased to $0.3 million in Fiscal 2020 from $0.6 million in Fiscal 2019.

Other Brands

Our product development and design services agreement with a major retailer in the People’s Republic of China started in the middle of Fiscal 2019, and having a full year of revenues from this agreement in Fiscal 2020 is the primary reason for the increase in revenues from other brands.  This increase was partially offset by the disposition of our Flip Flop Shops franchise business in the second quarter of Fiscal 2019. Royalty revenues from our other brands increased 37% to $3.5 million in Fiscal 2020 from $2.6 million in Fiscal 2019

Operating Expenses

Selling, general and administrative expenses decreased 9% to $13.3 million in Fiscal 2020 from $14.6 million in Fiscal 2019.  These ongoing expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our ongoing operations.  This $1.3 million decrease reflects our restructuring plans that we implemented during Fiscal 2020 and Fiscal 2019 to improve our organizational efficiencies by eliminating redundant positions and unneeded facilities, and by terminating various consulting and marketing contracts.  We incurred a $1.1 million charge in Fiscal 2020 and a $5.8 million charge in Fiscal 2019 as a result of implementing these plans. We believe that these changes eliminate unnecessary costs and enable us to operate effectively going forward as we leverage one executive structure to manage our business globally.

Stock-based compensation and stock warrant charges in Fiscal 2020 totaled $1.0 million compared to $0.9 million in Fiscal 2019, and comprises charges related to stock option and restricted stock grants.  We incurred $0.3 million of legal, due diligence and other costs related to business acquisition and integration in both Fiscal 2020 and Fiscal 2019.

We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that is being amortized over their useful lives.  Our royalty revenues from Hi-Tec, Magnum and Interceptor were significantly below previous forecasts for the third quarter of Fiscal 2020, which affected our revenue projections in the near term for these brands.  As these trademarks have indefinite lives and are not being amortized, we updated our projected cash flows for these brands and determined that the fair values of these trademarks were not in excess of their carrying values, and as a result, an impairment charge of $5.0 million was recorded during year ended February 1, 2020 to adjust these trademarks to their estimated fair value.   The fair value of the Company’s Interceptor brand was in excess of its carrying value, so no impairment charge was necessary based on the interim test.  However, the Company believes that increased tariffs and global trade wars have negatively impacted the competitive and economic environment in which Interceptor operates, and an indefinite life is no longer supported.  Accordingly, the Interceptor trademark with estimated value of $2.1 million is now being amortized over its estimated remaining useful life.  During the fourth quarter of Fiscal 2020, management completed its evaluation of key inputs used to estimate the fair value of its indefinite lived trademarks and determined that the interim impairment charge was appropriate.

Our goodwill impairment test, which is required at least annually, is based primarily on the relationship between our market capitalization and the book value of our equity adjusted for an estimated control premium and other factors that may indicate our market capitalization does not represent fair value. Our impairment test at the end of Fiscal 2020 indicated that the Company’s goodwill was impaired, and an impairment charge of $4.1 million was recorded to reduce goodwill to its estimated fair value.

The assumptions we use to estimate fair value of our indefinite lived intangibles and goodwill may change materially as we re-evaluate them in light of the COVID-19 global pandemic when we complete the accounting for our first quarter financial results for the three months ending May 2, 2020 or in future periods.  These new assumptions may indicate the need for future impairment charges if revenues are projected at that point to be significantly below current forecasts and/or if our market capitalization remains low.

Interest Expense and Other Income

Interest expense was $8.8 million in Fiscal 2020 compared to $8.2 million in Fiscal 2019.  In addition to our normal interest expense that is based on LIBOR and amortizing deferred financing charges, the remaining $3.2 million of unamortized deferred financing costs associated with our former credit facility were charged to other expense as a result of the repayment in Fiscal 2019.

Provision for Income Taxes

In Fiscal 2020, our effective tax rate was 16.8% while for Fiscal 2019, it was negative 19.7%.  Prior to Fiscal 2020, the benefits of the deferred tax assets of the foreign subsidiaries we acquired in the Hi-Tec Acquisition were not being recognized due to the cumulative losses generated by those foreign subsidiaries.  Even though we generated pretax losses in Fiscal 2019, we did not recognize tax benefits in that year, but we recorded an income tax provision of $1.9 million primarily as a result of deferred tax valuation allowances.  In Fiscal 2020, however, we obtained approval to combine certain of our subsidiaries in the Netherlands as one tax filing group.  This determination allowed the Company to recognize tax benefits for a majority of the remaining uncertain tax positions taken in prior years.  The Hi-Tec and Magnum indefinite-lived trademarks acquired in the Hi-Tec Acquisition result in a deferred tax liability that has an indefinite life and cannot be used as a source of taxable income to support the realization of other deferred tax assets.  Accordingly, the valuation allowance reserves for the deferred tax assets in these foreign jurisdictions and results in a “naked credit” for these indefinite-lived trademarks.  This naked credit would only result in a cash obligation when the underlying trademark assets were sold, but it results in deferred tax expense as the trademark assets are amortized for tax purposes.  This naked credit, which has historically been denominated in euros, also fluctuated in Fiscal 2020 and Fiscal 2019 due to changes in the exchange rate between euros and U.S. dollars.

The benefits of tax losses in our U.S. tax jurisdiction are not being recognized primarily because of accumulated losses generated.  However, the CARES Act, which was enacted by the U.S. government in March 2020, enables us to carry back certain federal net operating losses to previous fiscal years when we reported taxable and paid federal income taxes.  We are in the process of finalizing the impact of these carrybacks and expect such benefits to be recorded in our consolidated financial statements in the first quarter of Fiscal 2021 when the law was passed.  Our current estimate of these benefits is approximately $8.0 million, which is subject to change, and is expected to be received in various installments as our carry back claims and amended returns are received and processed by the Internal Revenue Service.  The timing of such refunds cannot be assured.

Net Loss and Adjusted EBITDA

Our net loss was $11.5 million in Fiscal 2020 and $11.5 million in Fiscal 2019 as a result of the above factors, which equates to a loss of $2.12 per share and $2.45 per share on a diluted basis in Fiscal 2020 and Fiscal 2019, respectively.  Our Adjusted EBITDA decreased to $7.8 million in Fiscal 2020 from $9.8 million in Fiscal 2019.

Liquidity and Capital Resources

We generally finance our working capital needs and capital investments with operating cash flows, terms loans, subordinated promissory notes and lines of credit.  On August 3, 2018, entered into a $40.0 million term loan and $13.5 million of subordinated promissory notes, and on January 30, 2019, we obtained an incremental $5.3 million term loan. On December 31, 2019 we issued a $0.3 million subordinated promissory note to our former landlord as partial consideration for an early lease termination.

Cash Flows

We used $2.4 million of cash in our operating activities related to our continuing operations in Fiscal 2020 compared to $8.6 million of cash used in Fiscal 2019.  This $6.2 million improvement in cash flow from continuing operations resulted primarily from using less cash to fund our restructuring obligations and accounts payable in Fiscal 2020 in comparison to Fiscal 2019.  This improvement in cash flow was partially offset by lower collections from our licensees in Fiscal 2020 in comparison to Fiscal 2019 when we collected cash from our sales and distribution business that was sold to International Brands Group during the fourth quarter of Fiscal 2018.

We used $0.2 million of cash from our investing activities in Fiscal 2020 compared to $5.3 million provided by investing activities in Fiscal 2019.  Capital investments in both years comprise our continual expenditures to maintain our trademarks around the world, along with recurring capital investments in property and equipment.  Fiscal 2019 also includes $5.6 million received from the disposition of our Flip Flop Shops franchise business and the sale of our remaining sales and distribution operations of Hi-Tec to International Brands Group.

Our financing activities used $0.4 million of cash in Fiscal 2020.  Principal repayments on our term loans were partially offset by proceeds received from the exercise of stock warrants.  In Fiscal 2019, we refinanced our former credit facility, resulting in net proceeds of $5.5 million after the payment of debt issuance costs.

Credit Facilities and CARES Act Benefits

On August 3, 2018, we replaced our previous credit facility with a combination of a new senior secured credit facility, which provided a $40.0 million term loan, and $13.5 million of subordinated secured promissory notes.  On January 30, 2019, the credit facility was amended to provide an additional $5.3 million term loan. The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all of our assets and are guaranteed by our subsidiaries.  The $13.5 million of subordinated promissory notes mature in November 2021, and they are secured by a second priority lien on substantially all of our assets and guaranteed by our subsidiaries.  Interest is payable monthly on the subordinated promissory notes, but no periodic amortization payments are required.  The subordinated promissory notes are subordinated in rights of payment and priority to the term loan but otherwise have economic terms substantially similar to the term loan.  Excluding the interest payable in kind, the weighted-average interest rate on both the term loan and subordinated promissory notes at February 1, 2020 was 11.0%.  Outstanding borrowings under the senior secured credit facility were $44.1 million at February 1, 2020, and outstanding subordinated secured promissory notes were $13.5 million.

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

Our operating results for the twelve months ended November 2, 2019 and twelve months ended February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default.  Revenues for the third quarter of Fiscal 2020 were lower than the Company’s previous forecasts due to lower than expected royalties reported by the Company’s licensees, which were negatively impacted by the economic uncertainty surrounding Brexit, global trade wars and increasing tariffs on footwear and apparel, along with the weakening of the British pound sterling and euro in relation to the U.S. dollar.  In response, management enacted certain cash savings measures, and although operating results improved during the three months ended February 1, 2020, the cash savings measures and operational improvements were not enough to regain compliance with the Adjusted EBITDA covenant.  Our latest financial projections, which have been revised to account for the current information we have regarding the potential impact of the COVID-19 global pandemic, indicate that there is a significant risk of further violations of the minimum Adjusted EBITDA covenant beyond the forbearance period agreed to with our senior lender.

Our senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility through July 27, 2020.  Beginning with May 1, 2020 and continuing through the term of the forbearance agreement, interest and loan amortization payments will not be paid in cash, but an equivalent amount will be added to the principal amount of the term loans to be repaid in future periods.  Our required minimum cash balance was reduced during the forbearance period, and the senior lender agreed that the proceeds from the April 2020 Paycheck Protection Program promissory note of $0.7 million can be used for the working capital purposes specified under the promissory note.  We are required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to repay the term loans under the senior secured credit facility.  In exchange for these concessions, the senior lender will receive an additional fee totaling 2% of the then outstanding loan balance when the debt is repaid.

Future compliance failures would subject us to significant risks, including the right of our senior lender to terminate their obligations under the Credit Facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies they may have under applicable law, including foreclosing on our assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, our financial condition and ability to continue operations would be materially jeopardized.  If we are unable to meet our obligations to our lenders and other creditors, we may have to significantly curtail or even cease operations.  Because of this uncertainty, there is substantial doubt about our ability to continue as a going concern.  We are evaluating potential sources of working capital, including the disposition of certain assets, and we believe that the NOL carryback provisions of the CARES Act will result in additional liquidity, although the timing of these cash inflows is uncertain.  We received $0.7 million of proceeds on April 20, 2020 from a promissory note issued by one of our banks under the Paycheck Protection Program included in the CARES Act, and NOL carryback claims are expected to total approximately $8.0 million.  We estimated that receipt of these tax refunds could range from three to 12 months from the date of this filing.  Our plans also include the evaluation of strategic alternatives to enhance shareholder value.  There is no assurance that we will be able to execute these plans or continue to operate as a going concern.

On December 28, 2018, we borrowed $2.0 million on a subordinated basis from a large stockholder and two board members to provide working capital. These notes were repaid on January 30, 2019 with proceeds from the additional term loan under the Company’s senior secured credit facility.

In connection with the refinancing on August 3, 2018, we issued warrants to purchase 397,666 shares of our common stock to our term loan lenders at an exercise price of $1.35 per share, and we issued warrants to purchase 533,333 shares of our common stock to certain holders of our subordinated promissory notes at an exercise price of $1.50 per share.  Each warrant is exercisable on issuance and has a seven-year life.  Warrants to purchase 230,000 shares of the Company’s common stock were also issued to the Company’s term loan lenders in connection with the additional $5.3 million term loan on January 30, 2019 at an exercise price of $2.28 per share with a 7-year life.  The fair values of these warrants were $1.2 million on their grant dates as determined using a Black Scholes option pricing model and were included as a noncash component of deferred financing costs.  The underlying shares of these warrants were registered for resale in November 2018.  In the first quarter of Fiscal 2020 and the 4th quarter of Fiscal 2019, the 533,333 stock warrant shares issued to our subordinated promissory note holders were exercised and converted into our common stock for a cash exercise price of $0.8 million.

The following table shows the lenders, their relationship to the company, the loan amounts provided at the time and the stock warrants issued to such investors, if any:

(Dollars in thousands)	Term Loan and Junior Note Amounts	Stock Warrant Shares
Term Loan lenders, unrelated parties	$40,000	397,666
Additional Term Loan lenders, unrelated parties	5,250	230,000
Cove Street Capital, LLC, large stockholder	9,000	415,000
Jess Ravich, board member and large stockholder	4,400	118,333
Henry Stupp, Chief Executive Officer and board member	100	—
	$58,750	1,160,999

Lease Obligation

In November 2019, we entered into a lease termination agreement for our office building in Amsterdam, and accordingly, the lease terminated as of December 31, 2019 rather than continue through December 2026.  The compensation for early termination were cash payments totaling $0.6 million and a subordinated note of $0.3 million, excluding VAT, reducing our lease obligation by $2.4 million.

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

Revenue Recognition and Deferred Revenue

We adopted ASC 606 using the modified retrospective method as of February 4, 2018, the beginning of the first quarter of Fiscal 2019.  The adoption of the new guidance primarily affected the recognition of minimum guaranteed royalties in our license agreements that have historically been recognized as earned in accordance with those agreements, while under this new standard, such royalties are generally recognized on a straight-line basis over the term of the license agreements.  Accordingly, for license agreements with escalating minimum guaranteed royalties, revenues will generally be higher during the early years of the license agreement than they would have been under the previous guidance.  The cumulative effect on adoption of ASC 606 totaled $0.3 million, which was charged to accrued revenue or deferred revenue with a corresponding credit to accumulated deficit, for all contracts not completed as of the adoption date. The comparative information has not been restated.  As a result of adopting ASC 606, we recognized $0.9 and $1.1 million of additional revenue in Fiscal 2020 and Fiscal 2019, respectively.

The Company recognizes contract liabilities as deferred revenue when licensees prepay royalties, or from license fees, up-front payments and milestone payments that have not yet been earned.  Deferred revenue is classified as current or noncurrent depending on when it is anticipated to be recognized.  The Company recognizes contract assets as accrued revenue when minimum guaranteed royalties are recognized that have not yet been earned under the license agreements.  Accrued revenue is classified as current or noncurrent depending on when the asset is anticipated to be charged to revenue.  Our performance obligations are to maintain our licensed intellectual property, and in some cases, to provide product development and design services.

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

Intangible Assets and Goodwill

We hold various trademarks that are registered with the United States Patent and Trademark Office and similar government agencies in a number of other countries.  Acquired trademarks are either capitalized and amortized on a straight-line basis over their estimated useful lives, or classified as an indefinite-lived asset and not amortized if no legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives.  We routinely evaluate the remaining useful life of trademarks that are not being amortized to determine whether events or circumstances continue to support an indefinite useful life.  Goodwill represents the excess of purchase price over the fair value of assets acquired in business combinations and is not amortized.  Indefinite lived trademarks and goodwill are evaluated annually in our fourth quarter for impairment or when events or circumstances indicate a potential impairment, and an impairment loss is recognized to the extent that the asset’s carrying amount or the reporting unit’s book value exceeds its fair value.  We estimate the fair values of our indefinite-lived trademarks, in part, based on discounted cash flow models that include assumptions determined by us regarding projected revenues, operating costs and discount rates.  Our expectations regarding license agreement renewals are also considered, along with forecasts of revenues from replacement licensees for those that have terminated.

We restructured our operations in Fiscal 2019 to improve our organizational efficiencies, and we no longer evaluate financial information and business activities of the business acquired in the Hi-Tec Acquisition on a standalone basis.  Consequently, our operations now comprise one reportable segment, which consists of a single operating segment and reporting unit. Because we only have one reporting unit, our goodwill impairment test is based primarily on the relationship between our market capitalization and the book value of our equity adjusted for an estimated control premium and other factors that may indicate our market capitalization does not represent fair value. The annual goodwill impairment test at the end of Fiscal 2020 indicated that the Company’s goodwill was impaired, and an impairment charge of $4.1 million was recorded to reduce goodwill to its estimated fair value.

Our revenues from our Hi-Tec, Magnum and Interceptor brands were significantly below previous forecasts for the third quarter of Fiscal 2020.  This was identified as an interim impairment indicator for the related indefinite lived trademarks during the preparation of our interim financial statements, and we performed an interim impairment test based on updated cash flow projections and discounted cash flows based on estimated weighted average costs of capital (income approach).  We determined that the fair values of its Hi-Tec and Magnum trademarks were not in excess of their carrying values, and as a result, an interim impairment charge of $5.0 million was recorded during the third quarter to adjust these trademarks to their estimated fair values.  The fair value of the Company’s Interceptor brand was in excess of its $2.1 million carrying value, so no impairment charge was necessary based on the interim test.  However, the Company believes that increased tariffs and global trade wars have negatively impacted the competitive and economic environment in which Interceptor operates, and an indefinite life is no longer supported.  Accordingly, the Interceptor trademark is now being amortized over its estimated remaining useful life.  During the fourth quarter, we completed our evaluation of key inputs used to estimate the fair value of our indefinite lived trademarks and determined that the interim impairment charge was appropriate.

The discounted cash flow model used in determining the fair values of our indefinite-lived trademarks requires extensive use of accounting judgment and financial estimates.  Future events could cause us to conclude that impairment indicators exist, and therefore our trademarks could be further impaired.  The valuation of our trademarks is affected by, among other things, our business plan for the future and estimated results of future operations. Changes in the business plan, operating results, or application of alternative assumptions that are different than the estimates used to develop the valuations of the assets may materially impact their valuation.  The assumptions we use to estimate fair value of our indefinite lived intangibles and goodwill may change materially as we re-evaluate them in light of the COVID-19 global pandemic when we complete the accounting for our first quarter financial results for the three months ending May 2, 2020 or in future periods.  These new assumptions may indicate the need for future impairment charges if revenues are projected at that point to be significantly below current forecasts and/or if our market capitalization remains low.

Income Taxes

We use the asset and liability method of accounting for income taxes.  Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income during the period that includes the enactment date.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In assessing the need for a valuation allowance, we consider estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  We record the tax effect of equity issuances within the income statement.  We account for uncertainty in income taxes based on financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return.  A tax position is initially recognized in our financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are measured as the largest amount of tax benefit with a greater than 50% likelihood of being realized upon final settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  When we establish or reduce the valuation allowance against deferred tax assets, and when our uncertain tax positions are resolved or our judgment about these tax positions change, our provision for income taxes will increase or decrease, which could have a material impact on our financial position or results of operations.

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

Item 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apex Global Brands Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apex Global Brands Inc. and subsidiaries (formerly Cherokee Inc.) (the "Company") as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended February 1, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the two years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has violated certain financial covenants related to its Senior Secured Credit Facility resulting in current classification of the debt. The Company has inadequate cash on hand to meet such obligations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

April 30, 2020

We have served as the Company's auditor since 2017.

APEX GLOBAL BRANDS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	February 1, 2020	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$1,209	$4,284
Accounts receivable, net	4,962	4,363
Other receivables	157	339
Prepaid expenses and other current assets	1,431	857
Total current assets	7,759	9,843
Property and equipment, net	319	620
Intangible assets, net	59,110	64,751
Goodwill	12,152	16,252
Accrued revenue and other assets	3,582	1,645
Total assets	$82,922	$93,111
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$6,282	$7,834
Current portion of long-term debt	56,044	1,300
Deferred revenue—current	3,551	1,626
Total current liabilities	65,877	10,760
Long-term liabilities:
Long-term debt	—	53,154
Deferred income taxes	9,515	11,268
Long-term lease liabilities	1,389	—
Other liabilities	794	2,807
Total liabilities	77,575	77,989
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.02 par value, 10,000,000 shares authorized, shares issued 5,570,530 (February 1, 2020) and 4,900,318 (February 2, 2019)	111	98
Additional paid-in capital	78,541	76,829
Accumulated deficit	(73,305)	(61,805)
Total stockholders’ equity	5,347	15,122
Total liabilities and stockholders’ equity	$82,922	$93,111

See notes to consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 1, 2020	February 2, 2019
Revenues	$21,041	$24,444
Operating expenses:
Selling, general and administrative expenses	13,255	14,638
Stock-based compensation and stock warrant charges	1,032	890
Business acquisition and integration costs	284	307
Restructuring charges	1,134	5,755
Intangible assets and goodwill impairment charge	9,100	—
Gain on sale of assets	—	(479)
Depreciation and amortization	1,167	1,478
Total operating expenses	25,972	22,589
Operating (loss) income	(4,931)	1,855
Other income (expense):
Interest expense	(8,809)	(8,220)
Other expense, net	(92)	(3,273)
Total other expense, net	(8,901)	(11,493)
Loss before income taxes	(13,832)	(9,638)
(Benefit) provision for income taxes	(2,332)	1,901
Net loss	$(11,500)	$(11,539)
Net loss per share:
Basic loss per share	$(2.12)	$(2.45)
Diluted loss per share	$(2.12)	$(2.45)
Weighted average common shares outstanding:
Basic	5,412	4,710
Diluted	5,412	4,710

See notes to consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 3, 2018	4,666	93	74,564	(50,542)	24,115
Adoption of ASC 606	—	—	—	275	275
Stock-based compensation	—	—	890	—	890
Equity issuances	234	5	180	—	185
Stock warrants	—	—	1,196	—	1,196
Net loss	—	—	—	(11,539)	(11,539)
Balance, February 2, 2019	4,900	$98	$76,829	$(61,805)	$15,122
Stock-based compensation	—	—	1,032	—	1,032
Equity issuances	671	13	569	—	582
Stock warrants	—	—	111	—	111
Net loss	—	—	—	(11,500)	(11,500)
Balance, February 1, 2020	5,571	$111	$78,541	$(73,305)	$5,347

See notes to consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 1, 2020	February 2, 2019
Cash flows from operating activities:
Net loss from continuing operations	$(11,500)	$(11,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,167	1,478
Restructuring charges	1,134	5,755
Intangible assets and goodwill impairment charge	9,100	—
Amortization of deferred financing costs	2,316	3,903
Deferred income taxes and noncurrent provisions	(3,440)	971
Stock-based compensation and stock warrant charges	1,143	989
Gain on sale of assets	—	(479)
Changes in operating assets and liabilities, net of effects from business dispositions:
Accounts receivable	(599)	5,635
Other receivables	182	133
Prepaid expenses and other current assets	(574)	396
Other assets	(2,049)	(1,265)
Accounts payable and other current liabilities	(2,412)	(12,255)
Long-term lease liabilities	1,389	—
Deferred revenue	1,708	(2,282)
Net cash used in operating activities	(2,435)	(8,560)
Net cash (used in) provided by operating activities from discontinued operations	(—)	(1,380)
Cash flows from investing activities:
Capital investments	(224)	(253)
Proceeds from business dispositions	—	5,576
Net cash (used in) provided by investing activities	(224)	5,323
Cash flows from financing activities:
Proceeds from term loans, promissory notes and line of credit	—	49,250
Payments on term loan and line of credit	(950)	(40,000)
Debt issuance costs	(48)	(3,708)
Issuance of common stock	582	185
Net cash (used in) provided by financing activities	(416)	5,727
(Decrease) increase in cash and cash equivalents	(3,075)	1,110
Cash and cash equivalents, beginning of period	4,284	3,174
Cash and cash equivalents, end of period	$1,209	$4,284
Cash paid for:
Income taxes	$1,222	$1,267
Interest	$5,437	$6,862
Noncash investing and financing activities:
Issuance of subordinated promissory note for lease termination	$275	$—
Conversion of related party junior participation interests to subordinated promissory notes	$—	$11,500

See notes to consolidated financial statements.

APEX GLOBAL BRANDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Business and Summary of Significant Accounting Policies

Apex Global Brands Inc. and subsidiaries (the “Company”) is an international marketer and manager of a portfolio of fashion and lifestyle brands, primarily licensing product in the apparel, footwear, home products and accessories categories.  The Company’s brands include Cherokee, Hi-Tec, Magnum, Interceptor, 50 Peaks, Hawk Signature, Tony Hawk, Everyday California, Carole Little and Sideout.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Apex Global Brands Inc., Hi-Tec and its other subsidiaries.  Cherokee Inc. changed its name to Apex Global Brands Inc. effective June 27, 2019.  Intercompany accounts and transactions have been eliminated in consolidation.  The Company’s fiscal year comprises a 52- or 53-week period ending on the Saturday nearest to January 31.  The fiscal years ended February 1, 2020 (“Fiscal 2020”) and February 2, 2019 (“Fiscal 2019”) are both 52-week periods.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Under the Company’s senior secured credit facility, the Company is required to maintain specified levels of Adjusted EBITDA as defined ($9.5 million for the trailing twelve months as of February 1, 2020) and maintain a minimum cash balance of $1.0 million.  The Company’s operating results for the twelve months ended November 2, 2019 and twelve months ended February 1, 2020 resulted in violations of this minimum Adjusted EBITDA covenant, which are events of default.  Revenues for the three months ended November 2, 2019 were lower than the Company’s previous forecasts due to lower than expected royalties reported by the Company’s licensees, which were negatively impacted by the economic uncertainty surrounding Brexit, global trade wars and increasing tariffs on footwear and apparel, and the weakening of the British pound sterling and euro in relation to the U.S. dollar.  In response, management enacted certain cash savings measures, and although operating results improved during the three months ended February 1, 2020, the cash savings measures and operational improvements were not enough to regain compliance with the Adjusted EBITDA covenant.  Subsequent to the fiscal year ended February 1, 2020, the Company’s business has been materially adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures.  The Company’s business depends upon purchases and sales of products bearing the Company’s brands by the Company’s licensees, and the prevalence of shelter in place orders in the regions where these products are sold, together with the closure of many retail stores of the Company’s licensees, have resulted in significant declines in the Company’s royalties beginning in the first quarter of Fiscal 2021, which will likely continue for some period of time.  In response to the decline in revenues, the Company has implemented further cost savings measures, including pay reductions, employee furloughs and other measures.  The Company has classified its debt as current as financial projections, which now reflect the impact of the COVID-19 pandemic, indicate that there is a significant risk of further violations of the minimum Adjusted EBITDA covenant beyond the forbearance period agreed to with the Company’s senior lender.

The Company’s senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility through July 27, 2020. Beginning with May 1, 2020 and continuing through the term of the forbearance agreement, interest and loan amortization payments will not be paid in cash, but an equivalent amount will be added to the principal amount of the term loans to be repaid in future periods.  The required minimum cash balance to be maintained by the Company was reduced during the forbearance period, and the senior lender agreed that the proceeds from the April 2020 Paycheck Protection Program promissory note of $0.7 million can be used by the Company for the working capital purposes specified under the promissory note.  The Company is required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to repay the term loans under the senior secured credit facility.  In exchange for these concessions, the senior lender will receive an additional fee totaling 2% of the then outstanding loan balance when the debt is repaid.

Future compliance failures under the senior secured credit facility, other than the Adjusted EBITDA covenant violations described above, would subject the Company to significant risks, including the right of its senior lender to terminate its obligations under the senior secured credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies it may have under applicable law, including foreclosing on the Company’s and/or its subsidiaries’ assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, the Company’s financial condition and ability to continue operations would be materially jeopardized.  If the Company is unable to meet obligations to lenders and other creditors, the Company may have to significantly curtail or even cease operations.  The Company is evaluating potential sources of working capital, including the disposition of certain assets, and believes that the NOL carryback provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by the U.S. Congress in March 2020 will result in additional liquidity, although the timing of these future cash receipts is uncertain.  The Company received $0.7 million of proceeds on April 20, 2020 from a promissory note issued by one of the Company’s banks under the Paycheck Protection Program included in the CARES Act, and NOL carryback claims are expected to total approximately $8.0 million.  Management’s plans also include the evaluation of strategic alternatives to enhance shareholder value. There is no assurance that the Company will be able to execute these plans.  Because of this uncertainty, there is substantial doubt about the Company’s ability to continue as a going concern.

Reverse Stock Split

On September 27, 2019, the Company effected a one-for-three reverse stock split (the “Reverse Stock Split”) of its common stock.  The Reverse Stock Split reduced the number of the Company’s outstanding shares of common stock from approximately 16.6 million shares to approximately 5.5 million shares and reduces the number of authorized shares of common stock from 30.0 million shares to 10.0 million shares.  Unless the context otherwise requires, all share and per share amounts in these consolidated financial statements have been revised to reflect the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of our common stock to additional paid-in capital.

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

Intangible Assets, Goodwill and Other Long-Lived Assets

The Company holds various trademarks that are registered with the United States Patent and Trademark Office and similar government agencies in a number of other countries.  Acquired trademarks are either capitalized and amortized on a straight-line basis over their estimated useful lives, or classified as indefinite-lived assets and not amortized if no legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives.  The Company routinely evaluates the remaining useful life of trademarks that are not being amortized to determine whether events or circumstances continue to support an indefinite useful life.  Trademark registration and renewal costs are capitalized and amortized on a straight-line basis over their estimated useful lives.  Goodwill represents the excess of purchase price over the fair value of assets acquired in business combinations and is not amortized.  Indefinite lived trademarks and goodwill are evaluated annually in the Company’s fourth quarter for impairment or when events or circumstances indicate a potential impairment, and an impairment loss is recognized to the extent that the asset’s carrying amount exceeds its fair value.  The Company estimates the fair values of its indefinite-lived trademarks based on discounted cash flow models and market place multiples that include assumptions determined by the Company’s management regarding projected revenues, operating costs and discount rates.  Management’s expectations regarding license agreement renewals are also considered, along with forecasts of revenues from replacement licensees for agreements that have terminated.  The Company’s goodwill impairment test is based primarily on the relationship between the Company’s market capitalization and the book value of equity adjusted for an estimated control premium and other factors that may indicate our market capitalization does not represent fair value. Amortizing trademarks and other long-lived assets are tested for recoverability using undiscounted cash flow models.

Deferred Financing Costs and Debt Discounts

Deferred financing costs and debt discounts are reflected in the balance sheets as a reduction of long-term debt and are amortized into interest expense over the life of the debt using the effective interest method.

Revenue Recognition and Deferred Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard (“ASC 606”) that superseded previous existing revenue recognition guidance and was adopted by the Company using the modified retrospective method as of February 4, 2018, the beginning of the first quarter of its fiscal year ended February 2, 2019.  The adoption of the new guidance primarily affected the recognition of minimum guaranteed royalties under the Company’s agreements with its licensees that have historically been recognized as earned in accordance with the underlying license agreements.  Under this new standard, such royalties are generally recognized on a straight-line basis over the term of the license agreement.  Accordingly, for license agreements with escalating minimum guaranteed royalties, revenues will generally be higher during the early years of the license agreement than they would have been under the previous guidance.  Royalties are typically earned based on the licensees’ retail or wholesale sales of licensed products, or based on the cost of producing the licensed goods.  Revenues from license fees, up-front payments and milestone payments, which are received in connection with other rights and services that represent continuing obligations of the Company, are deferred and recognized in accordance with the license agreements.  The cumulative effect on adoption of ASC 606 totaled $0.3 million, resulting in a charge to accrued revenue and an adjustment to deferred revenue with a corresponding credit to accumulated deficit for all contracts not completed as of the adoption date.  As a result of applying ASC 606, the Company recognized additional revenue of $0.9 million and $1.1 million for the years ended February 1, 2020 and February 2, 2019, respectively.

The Company recognizes contract liabilities as deferred revenue when licensees prepay royalties, or from license fees, up-front payments and milestone payments that have not yet been earned.  Deferred revenue is classified as current or noncurrent depending on when it is anticipated to be recognized.  Deferred revenue totaled $3.8 million and $2.2 million at February 1, 2020 and February 2, 2019, respectively.  Revenue recognized in the fiscal year ended February 1, 2020 and February 2, 2019 that was included in deferred revenue at February 2, 2019 and February 3, 2018 was $1.6 million and $2.7 million, respectively.  The Company recognizes contract assets as accrued revenue when minimum guaranteed royalties are recognized that have not yet been earned under the license agreements.  The Company typically bills and receives payments from customers on a quarterly basis for royalties earned or for minimum guaranteed royalties that have historically been recognized as earned in accordance with the underlying license agreements.  Accrued revenue is classified as current or noncurrent depending on when the asset is anticipated to be charged to revenue.  Accrued revenue totaled $2.2 million and $1.4 million at February 1, 2020 and February 2, 2019, respectively.  Current portion of accrued revenue at February 1, 2020 was $0.5 million included in prepaid expenses and other assets.

The Company’s performance obligations are to maintain its licensed intellectual property, and in some cases, to provide product development and design services.  As of February 1, 2020, the Company had a contractual right to receive approximately $50.0 million of aggregate minimum licensing revenue through the remaining terms of the current licenses, excluding any renewals, which is primarily expected to be recognized approximately over the next 10 years.

Marketing and Advertising

Generally, the Company’s licensees fund their own advertising programs.  Marketing, advertising and promotional costs incurred by the Company are charged to selling, general and administrative expense as incurred and were approximately $1.3 million and $1.0 million during the fiscal years ended February 1, 2020 and February 2, 2019, respectively.

Rent Expense

For the fiscal year ended February 2, 2019, rent expense was recognized on a straight‑line basis over the term of the lease.  Beginning with the fiscal year ended February 1, 2020, the Company adopted the provisions of Topic 842, which is described below under the caption, “Recent Accounting Pronouncements”.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update (“ASU”) to simplify the accounting for income taxes. The new guidance removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance will be effective for the first quarter of the Company’s Fiscal 2023, which will end on January 28, 2023. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (“Topic 326”).  For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable.  This new standard is effective for the Company’s fiscal year ending January 30, 2021 (‘‘Fiscal 2021’’).  The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, but does not expect the impact to be material.

In March 2016, the FASB issued authoritative guidance which modified existing guidance for off-balance sheet treatment of a lessee’s operating leases (“Topic 842”).  The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance.  An asset is recognized related to the right to use the underlying asset, and a liability is recognized related to the obligation to make lease payments over the term of the lease.  These amounts are determined based on the present value of the lease payments over the lease term.  The standard also requires expanded disclosures about leases.  The Company adopted this standard as of the beginning of Fiscal 2020, electing the transition option that allowed it not to restate the comparative periods in its financial statements in the year of adoption and to carry forward its historical assessment of whether contracts are, or contain, leases, along with its historical assessment of lease classifications and initial direct costs.

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

2.	Accounts Receivable

Accounts receivable consists of the following:

(In thousands)	February 1, 2020	February 2, 2019
Accounts receivable	$5,491	$4,990
Allowance for doubtful accounts	(529)	(627)
	$4,962	$4,363

An allowance for doubtful accounts is provided for based on the Company’s assessment of various factors that may affect the Company’s licensees’ ability to pay, such as historical experience, age of accounts receivable balances, credit quality of the Company’s licensees, current economic conditions and bankruptcy.

3.	Property and Equipment

Property and equipment consists of the following:

(In thousands)	February 1, 2020	February 2, 2019
Computer Equipment	$609	$642
Software	370	276
Furniture and Fixtures	1,902	1,946
Leasehold Improvements	412	807
	3,293	3,671
Accumulated depreciation	(2,974)	(3,051)
	$319	$620

4.	Intangible Assets

Intangible assets consists of the following:

	February 1, 2020			February 2, 2019
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$30,153	(20,600)	$9,553	$27,899	(19,835)	$8,064
Indefinite lived trademarks	49,557	—	49,557	56,687	—	56,687
	$79,710	$(20,600)	$59,110	$84,586	$(19,835)	$64,751

The Hi-Tec Acquisition during Fiscal 2017 resulted in trademarks valued at $52.4 million that were classified as indefinite lived and not subjected to amortization.  Other indefinite lived trademarks include certain Cherokee brand trademarks that were acquired in historical transactions.  The Company's revenues from its Hi-Tec, Magnum and Interceptor brands, which were acquired in the Hi-Tec Acquisition, were significantly below previous forecasts for the three months ended November 2, 2019.  This was identified as an interim impairment indicator for the related indefinite lived trademarks during the preparation of the Company’s interim financial statements, and management performed an interim impairment test based on updated cash flow projections and discounted cash flows based on estimated weighted average costs of capital (income approach).  The Company determined that the fair values of its Hi-Tec and Magnum trademarks were not in excess of their carrying values, and as a result, an interim impairment charge of $5.0 million was recorded during the three months ended November 2, 2019 to adjust these trademarks to their estimated fair values.  The fair value of the Company’s Interceptor brand was in excess of its $2.1 million carrying value, so no impairment charge was necessary based on the interim test.  However, the Company believes that increased tariffs and global trade wars have negatively impacted the competitive and economic environment in which Interceptor operates, and an indefinite life is no longer supported.  Accordingly, the Interceptor trademark is now being amortized over its estimated remaining useful life.  During the fourth quarter, management completed its evaluation of key inputs used to estimate the fair value of its indefinite lived trademarks and determined that the interim impairment charge was appropriate.

The Company has acquired other trademarks that are being amortized over their estimated useful lives, which average 10 years with no residual values.  Amortization of intangible assets was $0.8 million and $0.8 million for Fiscal 2020 and Fiscal 2019, respectively.  Expected amortization of intangible assets for fiscal years ending in 2021, 2022, 2023, 2024 and 2025 is approximately $0.7 million, $0.7 million, $0.6 million, $0.6 million, and $0.6 million, respectively. Trademark registration and renewal costs capitalized during Fiscal 2020 and Fiscal 2019 totaled $0.1 million in both years. Weighted-average useful life for intangible assets acquired during the year was approximately 10 years.

The Company’s goodwill amounting to $16.3 million arose from historical acquisitions and the Hi-Tec Acquisition that occurred during Fiscal 2017.  Goodwill is tested at least annually for impairment in the Company’s fourth quarter, and because the Company has one reporting unit, the impairment test is based primarily on the relationship between the Company’s market capitalization and the book value of its equity adjusted for an estimated control premium.  The annual goodwill impairment test in the fourth quarter of the fiscal year ended February 1, 2020 indicated that the Company’s goodwill was impaired, and an impairment charge of $4.1 million was recorded to reduce goodwill to its estimated fair value of $12.2 million.

5.	Accounts Payable and Other Current Liabilities

Accounts Payable and other current liabilities consists of the following:

(In thousands)	February 1, 2020	February 2, 2019
Accounts payable	$2,814	$3,120
Accrued employee compensation and benefits	413	376
Restructuring plan liabilities	1,677	3,003
Income taxes payable	291	473
Other liabilities	1,087	862
	$6,282	$7,834

6. Restructuring Plans

The Company incurred restructuring charges in Fiscal 2018 and Fiscal 2017 related to the Hi-Tec Acquisition and its integration into the Company’s ongoing operations (the “Hi-Tec Plan”).  Restructuring charges were also incurred in the fourth quarter of Fiscal 2018 as the Company’s staff was realigned to appropriately support its then current business (the “FY18 Plan”).  Furthermore, during Fiscal 2019 and continuing into Fiscal 2020, the Company took additional steps designed to improve its organizational efficiencies by eliminating redundant positions and unneeded facilities, and by terminating various consulting and marketing contracts (the “FY19 Plan”).

Restructuring charges include the following:

	Year Ended
(In thousands)	February 1, 2020	February 2, 2019
Severance costs	$78	$1,241
Contract termination costs	79	3,314
Leases, net of sublease	931	469
Service costs	46	731
	$1,134	$5,755

Payments against the restructuring plan obligations were as follows:

(In thousands)	FY19 Plan	FY18 Plan	Hi-Tec Plan	Total
Balance, February 3, 2018	—	1,031	2,501	3,532
Restructuring charges	5,755	—	—	5,755
Payments during the period	(2,995)	(987)	(2,302)	(6,284)
Balance, February 2, 2019	$2,760	$44	$199	$3,003
Restructuring charges	1,134	—	—	1,134
Payments during the period	(2,245)	(44)	(171)	(2,460)
Balance, February 1, 2020	$1,649	$—	$28	$1,677

7.	Debt

On August 3, 2018, the Company entered into a new senior secured credit facility, which provided a $40.0 million term loan and $13.5 million of subordinated promissory notes (the “Junior Notes”).  These credit facilities replaced the Company’s previous senior secured credit facility that was entered into in connection with the closing of the Hi-Tec Acquisition in Fiscal 2017.  On January 30, 2019, the senior secured credit facility was amended to provide an additional term loan of $5.3 million.  On December 31, 2019 the Company issued a $0.3 million subordinated promissory note to its former landlord as partial consideration for an early lease termination.  The term loans mature in August 2021 and require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all the assets of the Company and are guaranteed by the Company’s subsidiaries.  The Junior Notes mature in November 2021, and they are secured by a second priority lien on substantially all of the assets of Company and guaranteed by the Company’s subsidiaries.  Interest is payable monthly on the Junior Notes, but no periodic amortization payments are required.  The Junior Notes are subordinated in rights of payment and priority to the term loans but otherwise have economic terms substantially similar to the term loans.  Excluding the interest payable in kind, the weighted-average interest rate on the term loans, Junior Notes and additional subordinated promissory note at February 1, 2020 was 11.0%.

The term loans are subject to a borrowing base and include financial covenants and obligations regarding the operation of the Company’s business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of EBITDA, as defined in the agreement, and maintain a specified level of cash on hand.  (See Note 1, Liquidity and Going Concern.)  The Company is required to maintain a borrowing base comprising the value of the Company’s trademarks that exceeds the outstanding balance of the term loans.  If the borrowing base is less than the outstanding term loans at any measurement period, then the Company would be required to repay a portion of the term loans to eliminate such shortfall.  Events of default include, among other things, the occurrence of a change of control of the Company, and a default under the senior secured credit facility would also trigger a default under the Junior Notes agreements.  The Company’s operating results for the twelve months ended November 2, 2019 and February 1, 2020 resulted in a violation of the minimum Adjusted EBITDA covenant, which is an event of default.  However, the Company’s lender has agreed to forbear from enforcing its rights under the senior secured credit facility through July 27, 2020.  (See Note 1, Liquidity and Going Concern.)

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

Outstanding borrowings under the term loans and the Junior Notes were $57.9 million at February 1, 2020, and borrowings at February 2, 2019 were $58.6 million.  The unamortized deferred financing costs associated with these borrowings were $1.8 million and $4.1 million at February 1, 2020 and February 2, 2019, respectively.  The outstanding borrowings at February 1, 2020 were classified as current liabilities as a result of noncompliance with certain covenants required by the credit facilities.

Principal repayments to be made during the next two years relating to outstanding borrowings under the term loans and the Junior Notes are as follows:

(Dollars in thousands)	Repayment on Principal
Fiscal 2021	1,400
Fiscal 2022	56,475
Total future principal repayments	$57,875

8.	Commitments and Contingencies

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

The Company has non-cancellable operating lease agreements with various expiration dates for office space and equipment.  Certain lease agreements include options to renew, which are not reasonably certain to be exercised and therefore are not factored into our determination of the present value of lease obligations.

As of February 1, 2020, the weighted-average remaining lease term is 4.9 years, and the weighted-average IBR is 8.8%.  The right-of-use assets as of February 1, 2020 was $1.6 million.  Future minimum commitments under non-cancellable operating leases as of February 1, 2020 are as follows:

(In thousands)	Operating Leases
Fiscal 2021	$430
Fiscal 2022	442
Fiscal 2023	425
Fiscal 2024	434
Fiscal 2025	333
Total future minimum lease payments	2,064
Less imputed interest	(381)
Present value of operating lease liabilities	$1,683

Total operating lease costs excluding variable lease costs and sublease income expense was $0.5 million and $0.8 million for Fiscal 2020 and Fiscal 2019, respectively. Cash paid for operating lease obligations is consistent with operating lease costs for the period,

Future minimum lease payments prior to the Company’s adoption of Topic 842 as of February 2, 2019 were as follows:

(Dollars in thousands)	Operating Leases
Fiscal 2020	$854
Fiscal 2021	865
Fiscal 2022	876
Fiscal 2023	857
Fiscal 2024	863
Thereafter	1,673
Total future minimum lease payments	$5,988

9.	Stockholders’ Equity

In connection with the refinancing on August 3, 2018, the Company issued warrants to purchase 397,666 shares of the Company’s common stock to its term loan lenders at an exercise price of $1.35 per share and issued warrants to purchase 533,333 shares of the Company’s common stock to certain of its Junior Notes lenders at an exercise price of $1.50 per share.  Each warrant is exercisable on issuance and has a seven-year life.  Warrants to purchase 230,000 shares of the Company’s common stock were also issued to the Company’s term loan lenders in connection with the additional $5.3 million term loan on January 30, 2019 at an exercise price of $2.28 per share with a 7-year life.  The fair values of these warrants were $1.2 million on their grant dates as determined using a Black Scholes option pricing model and were included as components of deferred financing costs in the Company’s balance sheet with an offset to equity.  The following table shows the lenders, their relationship to the Company, the loan amounts provided at the time, and the stock warrants issued to such investors, if any:

(Dollars in thousands)	Term Loan and Junior Note Amounts	Stock Warrant Shares
Term Loan lenders, unrelated parties	$40,000	397,666
Additional Term Loan lenders, unrelated parties	5,250	230,000
Cove Street Capital, LLC, large stockholder	9,000	415,000
Jess Ravich, board member and large stockholder	4,400	118,333
Henry Stupp, Chief Executive Officer and board member	100	—
	$58,750	1,160,999

The Company issued warrants to a licensee in Fiscal 2017 in connection with its acquisition of its Hi-Tec, Magnum and Interceptor brands.  The Company also granted warrants in Fiscal 2018 in connection with the purchase of junior interests in the Company’s former credit facility and in connection with a private place of equity securities.

Outstanding stock warrants consist of the following:

	Year Ended
	February 1, 2020		February 2, 2019
	Outstanding Stock Warrant Shares	Average Exercise Price Per Share	Outstanding Stock Warrant Shares	Average Exercise Price Per Share
Unexercisable warrants issued to licensee	26,667	$30.00	26,667	$30.00
Exercisable warrants issued to licensee	13,333	30.00	13,333	30.00
Warrants issued to junior note holders	170,369	6.75	585,370	3.03
Warrants issued in private placement	108,898	12.66	108,898	12.66
Warrants issued to term loan lenders	627,666	1.68	627,666	1.68
	946,933	$5.06	1,361,934	$3.96

Stock warrants of 415,000 shares were exercised in Fiscal 2020 at an exercise price of $1.50 per share, and stock warrants of 118,333 shares were exercised in Fiscal 2019 at $1.50 per share.

Stock‑Based Compensation

Effective July 16, 2013, the Company’s stockholders approved the Apex Global Brands Inc. 2013 Stock Incentive Plan, which was amended and restated effective June 6, 2016 (the “2013 Plan”), and which generally replaced the Company’s previous stock option plans to provide for the issuance of stock‑based awards to officers, other employees and directors.  The 2013 Plan authorizes 400,000 shares of common stock to be issued and 157,496 shares of common stock previously reserved but unissued under previous plans.

Stock options issued to employees are granted at the market price on the date of grant, generally vest over a three-year period, and generally expire seven to ten years from the date of grant.  The Company has also granted non‑plan stock options to certain executives as a material inducement for employment.  The Company estimates the fair value of stock‑based payment awards on the date of grant using the Black-Scholes option‑pricing model.  The compensation expense recognized for all stock‑based awards is net of estimated forfeitures over the award’s service period.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period as a component of operating expenses in the statements of operations, and amounted to $1.0 million and $0.9 million for Fiscal 2020 and Fiscal 2019, respectively.

The estimated fair value of stock options granted was estimated using the following assumptions:

	Year End
	February 2, 2019
Expected dividend yield	—%
Expected volatility	67.8	to	84.5
Risk-free interest rate	2.4%	to	2.6%
Expected life (in years)	3.0	to	3.7
Estimated forfeiture rate	—%	to	10.0%

No stock options were granted in Fiscal 2020. The expected dividend yield is based on past dividends paid and the current dividend yield at the time of grant, and the expected stock price volatility is based on the historical volatility of the Company’s stock price.  The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. The expected life of the stock options is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

Changes in shares under options are summarized as follows:

(Dollar amounts in thousands, except per share amounts)	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, at February 3, 2018	125,113	$31.79	4.2	—
Granted	35,333	$1.77
Exercised	—	$—
Canceled/forfeited	(21,611)	$34.01
Outstanding, at February 2, 2019	138,835	$23.80	3.5	—
Granted	—	—
Exercised	—	$—
Canceled/forfeited	(63,111)	38.04
Outstanding, at February 1, 2020	75,724	$11.94	3.3	—
Vested and Exercisable at February 1, 2020	66,168	$11.95	2.8	—

The weighted-average grant date fair value of stock options granted under the 2013 Plan was $0.32 for Fiscal 2019.  The aggregate intrinsic values shown in the table above represent the difference between the Company’s closing stock price on February 1, 2020 and the exercise price, multiplied by the number of shares subject to in‑the‑money stock options that would have been received by the option holders if all option holders exercised their stock options on January 31, 2020 (the last trading day of Fiscal 2020).  There were no stock option exercises in Fiscal 2020 and 2019.

As of February 1, 2020, total unrecognized stock‑based compensation expense related to non-vested stock options was insignificant.   The total fair value of all stock options that vested was approximately $0.1 million and $0.1 million during Fiscal 2020 and Fiscal 2019, respectively.

In addition to stock options, the Compensation Committee of the Board of Directors has granted performance stock units and restricted stock units to members of the Board of Directors and to each of the Company’s executive officers under the 2013 Plan. The Compensation Committee has approved the grant of restricted stock units to compensate the Company's non-executive directors for a portion of their services in Fiscal 2020 totaling $0.4 million.  The Company intends to grant these restricted stock units as shares become available under the 2013 Plan. No performance stock units were granted in Fiscal 2020 or Fiscal 2019, and previously granted performance stock units are not expected to vest because share price targets are not expected to be met during the 3-year performance period.

Stock-based compensation expense for performance stock units and restricted stock units is reported as a component of operating expenses and was approximately $0.5 million and $0.7 million for Fiscal 2020 and Fiscal 2019, respectively.

Changes in performance stock units and restricted stock units are summarized as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested stock at February 3, 2018	70,995	$22.92
Granted	328,205	2.27
Vested	(116,251)	11.31
Forfeited	(48,298)	9.74
Unvested stock at February 2, 2019	234,651	$2.49
Granted	206,367	1.77
Vested	(277,588)	1.93
Forfeited	(26,323)	3.60
Unvested stock at February 1, 2020	137,107	$2.33

As of February 1, 2020, total unrecognized stock‑based compensation expense related to performance stock units and restricted stock units was approximately $0.3 million, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

10.	Significant Contracts and Concentrations of Risk

Concentrations of credit risk within the Company’s accounts receivable are minimal due to the limited amount of uncollected receivables and the nature of the Company’s licensing business.  Generally, the Company does not require collateral or other security to support licensee receivables. Four licensees accounted for approximately 45% of accounts receivable at February 1, 2020, and two licensees accounted for approximately 27% of revenues in Fiscal 2020.  Two licensees accounted for approximately 29% of accounts receivable at February 2, 2019, and one licensee accounted for approximately 10% of revenues in Fiscal 2019.

11.	Taxes on Income

Geographic sources of loss before income taxes are as follows:

	Year Ended
(In thousands)	February 1, 2020	February 2, 2019
United States	$(4,490)	$(7,399)
Foreign	(9,342)	(2,239)
Loss before income taxes	$(13,832)	$(9,638)

The provision for income taxes as shown in the accompanying consolidated statements of operations includes the following:

	Year Ended
(In thousands)	February 1, 2020	February 2, 2019
Current:
Federal	$—	$—
State	79	(11)
Foreign	1,029	941
	1,108	930
Deferred:
Federal	—	—
State	(27)	37
Foreign	(3,413)	934
	(3,440)	971
	$(2,332)	$1,901

The provision for income taxes differs from the amounts computed using the statutory United States federal income tax rate as shown in the table below.  Nondeductible transaction costs arose in the Hi-Tec Acquisition.

	Year Ended
(In thousands, except percentages)	February 1, 2020		February 2, 2019
Tax expense at U.S. statutory rate	$(2,905)	21.0%	$(2,023)	21.0%
State income taxes, net of federal income tax benefit	443	(3.2)	265	(2.7)
Stock-based compensation	151	(1.1)	262	(2.7)
Adjustments to unrecognized tax benefits	(2,769)	20.0	(380)	3.9
Nondeductible expenses	6	—	12	(0.1)
Nondeductible transaction costs	—	—	21	(0.2)
Valuation allowance	3,388	(24.5)	4,616	(47.9)
Foreign Taxes	630	(4.6)	381	(4.0)
Indefinite-lived intangible assets	(1,429)	10.3	(787)	8.2
Other	153	(1.1)	(466)	4.8
	$(2,332)	16.8%	$1,901	(19.7)%

A summary of deferred income tax assets and liabilities is as follows:

	Year Ended
(In thousands)	February 1, 2020	February 2, 2019
Deferred tax assets:
Deferred revenue	$16	$9
Amortization	1,576	3,855
Other	271	359
Employee compensation	106	242
Interest expense carryforward	1,844	1,277
Net operating loss and credit carryforwards	31,095	26,089
Valuation Allowance	(34,759)	(31,472)
Total deferred income tax assets	149	359
Deferred tax liabilities:
Amortization	(9,664)	(11,627)
Total deferred income tax liabilities	(9,664)	(11,627)
Net deferred income tax liabilities	$(9,515)	$(11,268)

The Company acquired various net operating loss and credit carryforwards as part of the Hi-Tec Acquisition, and generated additional net operating loss carryforwards in Fiscal 2018, Fiscal 2019 and Fiscal 2020.  Federal and state net operating loss carryforwards totaled $44.2 million and $19.4 million, respectively, at February 1, 2020.  As a result of recent tax law changes, $27.1 million of the Company’s federal net operating loss carryforwards do not expire, while $17.1 million of the Company’s federal and all of the Company’s state net operating loss carryforwards expire beginning in 2026.  Foreign net operating loss carryforwards were $68.3 million at February 1, 2020 and begin to expire in 2021.  The Company has foreign tax and other credit carryforwards of $4.1 million at February 1, 2020 that begin to expire in 2023.  The utilization of certain federal and state net operating loss and credit carryforwards acquired in connection with the Hi-Tec Acquisition are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986 and similar state provisions.

Primarily as a result of impairment charges related to certain trademarks, the Company’s U.S. operations have sustained a cumulative pretax loss over the last three fiscal years.  Accordingly, the Company has provided a valuation allowance of $12.9 million at February 1, 2020 to reduce the carrying value of the underlying deferred tax assets to zero.  This valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these deferred tax assets will be realized.  The Company continues to maintain a valuation allowance related to deferred tax assets of the foreign subsidiaries acquired in the Hi-Tec Acquisition, primarily due to the cumulative losses generated in these jurisdictions, and which amounted to $21.9 million at February 1, 2020.  The Hi-Tec and Magnum indefinite-lived trademarks acquired in the Hi-Tec Acquisition result in a deferred tax liability that has an indefinite life and cannot be used as a source of taxable income to support the realization of other deferred tax assets.  Accordingly, the valuation allowance reserves for the deferred tax assets in these foreign jurisdictions and results in a “naked credit” for these indefinite-lived trademarks.  This naked credit would only result in a cash obligation when the underlying trademark assets were sold.

During the fourth quarter of the fiscal year ended February 1, 2020, management identified an immaterial error related to the remeasurement of the naked credit.  The Company used an incorrect exchange rate in the fiscal year ended February 2, 2019 when converting the deferred tax liability from euros to U.S. dollars, resulting in a $0.8 million overstatement of the income tax provision for that period.  Management concluded that the impact of this error was not material and has corrected the consolidated financial statements and other financial information presented in this Annual Report on Form 10-K to properly reflect the income tax provision and naked credit.  See Note 14 for further information.

The Company currently does not have unremitted earnings attributable to foreign subsidiaries.

The Company recorded a $3.9 million reserve for uncertain tax positions in Fiscal 2017 as part of Hi-Tec acquisition.  Gross unrecognized tax benefits are reflected in the accompanying balance sheets as reductions in deferred tax assets or in other long-term liabilities if there are no net operating loss carryforwards available to offset them.  The Company was granted approval in Fiscal 2020 to combine certain of its subsidiaries in the Netherlands as one tax filing group.  This determination allowed the Company to recognize certain tax benefits from uncertain tax positions taken in prior years.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended
(In thousands)	February 1, 2020	February 2, 2019
Gross unrecognized tax benefits at beginning of year	$3,416	$3,846
Additions:
Tax positions taken in the current year	—	426
Reductions:
Tax positions taken in prior years	(2,729)	(261)
Lapse in statute of limitations	—	(595)
Gross unrecognized tax benefits at year end	$687	$3,416

Interest and penalties related to unrecognized tax benefits are included within the provision for income taxes in the statements of operations.  Interest recognized related to unrecognized tax benefits was a reversal (benefit) of $0.1 million for Fiscal 2020 and an expense of $0.1 million for Fiscal 2019.

The timing of resolution with taxing authorities is not predictable or certain, but the Company believes it is reasonably possible that $0.7 million of unrecognized tax benefits will be recognized in the next twelve months due to a retroactive change in the composition of a consolidated tax filing group or expiration of the applicable statute of limitations.  At February 1, 2020, approximately $0.4 million of unrecognized tax benefits would, if recognized, impact the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal, California and certain other state jurisdictions. For federal income tax purposes, the Fiscal 2017 and later tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Fiscal 2016 and later tax years remain open for examination by the tax authorities under a four-year statute of limitations.

12.	Defined Contribution Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code, under which the Company makes contributions to match the contributions made by employees participating in the plan. These matching contributions were approximately $0.1 million and $0.2 million for Fiscal 2020 and Fiscal 2019, respectively.

13.	Segment Reporting and Geographic Information

The Company’s operations comprise one reportable segment, which consists of a single operating segment and reporting unit.  Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Year Ended
(In thousands)	February 1, 2020	February 2, 2019
U.S. and Canada	$5,223	$6,383
EMEA(1)	5,229	8,015
Asia and Pacific	7,168	6,046
Latin America	3,421	4,000
Total	$21,041	$24,444
(1) EMEA includes Europe, Middle East and Africa, with Europe comprising 70% and 66% of revenues during Fiscal 2020 and Fiscal 2019, respectively

Long‑lived assets located in the United States and outside the United States amount to $0.2 million and $0.2 million, respectively, at February 1, 2020, and $0.2 million and $0.4 million, respectively, at February 2, 2019.

14.	Correction of an Immaterial Error in Prior Period Financial Statements

During the fourth quarter of the fiscal year ended February 1, 2020, management identified an immaterial error related to the remeasurement of the deferred tax liability, or naked credit, related to the indefinite-lived trademarks acquired in the Hi-Tec Acquisition.  The Company used an incorrect exchange rate in the fiscal year ended February 2, 2019 when converting the deferred tax liability from euros to U.S. dollars, resulting in a $0.8 million overstatement of both the income tax provision and deferred tax liability for that period.

The Company assessed the materiality of this discrepancy from a qualitative and quantitative perspective and concluded that the impact of the error is not material.  Therefore, the correction of the error did not require the amendment of the Company's previously filed Annual Report on Form 10-K.  The Company has corrected its consolidated financial statements for all periods presented in this Annual Report on Form 10-K, as well as the unaudited interim financial information presented in Note 15.

The impact of the correction on the Company’s consolidated statement of operations and balance sheet for the fiscal year ended February 2, 2019 is as follows (there was no impact on total operating cash flows in the consolidated statement of cash flows):

	Year Ended February 2, 2019
(in thousands, except per share amounts)	As Reported	As Revised
Provision for income taxes	$2,688	$1,901
Net loss	$(12,326)	$(11,539)
Net loss per share:
Basic	$(2.62)	$(2.45)
Diluted	$(2.62)	$(2.45)

	February 2, 2019
(in thousands)	As Reported	As Revised
Deferred income taxes	$12,055	$11,268
Total liabilities	$78,776	$77,989
Total stockholders’ equity	$14,335	$15,122

15.	Unaudited Quarterly Results

A summary of quarterly financial data (unaudited) is presented below, which includes the correction to net (loss) income and basic and diluted (loss) earnings per share for the fourth quarter of Fiscal 2019 to reflect the $0.8 million immaterial correction related to income taxes. (See Note 14 above).

	Fiscal 2020
(In thousands, except per share data)	May 4, 2019	August 3, 2019	November 2, 2019	February 1, 2020
Revenues	$5,052	$5,603	$4,894	$5,492
Net loss before income taxes	(1,620)	(571)	(6,136)	(5,505)
Net (loss) income	(2,258)	(1,267)	(6,828)	(1,147)
Basic (loss) earnings per share (1)	(0.44)	(0.23)	(1.23)	(0.21)
Diluted (loss) earnings per share (1)	(0.44)	(0.23)	(1.23)	(0.21)

	Fiscal 2019
(In thousands, except per share data)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Revenues	$5,402	$7,073	$5,842	$6,127
Net (loss) earnings before income taxes	(1,903)	(8,002)	154	113
Net (loss) income	(2,741)	(9,053)	63	192
Basic (loss) earnings per share (1)	(0.59)	(1.94)	0.01	0.04
Diluted (loss) earnings per share (1)	(0.59)	(1.94)	0.01	0.04

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 1, 2020.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of February 1, 2020 based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”).  Based on this assessment under the COSO framework, management concluded that our internal control over financial reporting was effective as of February 1, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of Fiscal 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

We reported Adjusted EBITDA for the 12 months ended February 1, 2020 that was below the required minimum in our senior secured credit facility.  In response, we entered into a series of extensions of our previous forbearance agreement with our senior lender, and on April 30, 2020, we entered into a fourth amendment to financing agreement and forbearance agreement with Gordon Brothers Finance Company and Gordon Brothers Brands, our senior lenders (the “Forbearance Agreement”), whereby the senior lenders have agreed not to enforce their rights to declare an event of default and accelerate the payment of all amounts due under our senior secured credit facility through July 27, 2020 resulting from our failure to meet the Adjusted EBITDA threshold and maintain a borrowing base value that exceeds the outstanding balance of the term loans.  Beginning with May 1, 2020 and continuing through the term of the Forbearance Agreement, interest and loan amortization payments will not be paid in cash, but an equivalent amount will be added to the principal amount of the term loans to be repaid in future periods.  Our required minimum cash balance was reduced during the forbearance period, and the senior lender agreed that the proceeds from the April 2020 Paycheck Protection Program promissory note of $0.7 million can be used for the working capital purposes specified under the promissory note.  We are required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to repay the term loans under the senior secured credit facility. Any failure by us to satisfy the requirements of the Forbearance Agreement or any other breach under the senior secured credit facility during the forbearance period would give the senior lenders the right to terminate the Forbearance Agreement, to declare an event of default under the senior credit facility and accelerate the amounts due thereunder.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The table below shows, for each of our directors, his or her name; age as of April 30, 2020; business experience and qualifications, including principal occupation or employment and principal business of the employer, if any, for at least the past five years; certain other directorships held by him or her; and the period during which he or she has served as a director of our Company. In addition to the information presented below regarding each nominee’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should be nominated to serve as a director, we also believe all of these nominees who are incumbent directors have demonstrated integrity, honesty, adherence to high ethical standards and an ability to exercise sound judgment, as well as business acumen and a commitment to our Company, in their past service on our Board.

Name, Age and Positions with Our Company	Business Experience, Principal Occupation and Other Directorships

Evan Hengel, 35 Director

Mr. Hengel has been a director of Apex since October 2018. Mr. Hengel is a managing director at Berkeley Research Group in the BRG Corporate Finance group where he has served since 2007. He has experience advising management, boards of directors, and other stakeholders through restructuring and mergers and acquisition processes as both an advisor and interim executive. His clients include companies operating in the apparel and consumer products industries, as well as healthcare, technology and entertainment. Mr. Hengel received a B.S. with Honors from the University of Kansas.

We believe Mr. Hengel is well-qualified to serve on the Board of Directors due to the depth and breadth of his business experience, extensive financial experience including with mergers and acquisitions and restructurings, and his experience in the apparel and consumer products industries.

Dwight B. Mamanteo, 50 Director

Mr. Mamanteo has been a director of Apex since October 2018. Mr. Mamanteo is a managing partner at Bathala Capital, a private investment management firm, where he has served since 2020. Prior to co-founding Bathala Capital, Mr. Mamanteo was a portfolio manager at Wynnefield Capital from 2004 to 2019. Additionally, Mr. Mamanteo worked in the field of technology for over 10 years in various positions for BEA Systems, VISA International, Ericsson, UNISYS, and as an independent consultant. He has served on a number of boards, including for GlyEco, Inc., a green chemistry company, and ARI Network Services, Inc., a provider of products and solutions serving the outdoor power, power sports, marine, RV and appliance markets. Mr. Mamanteo received an MBA from the Columbia University Graduate School of Business and a B. Eng. in Electrical Engineering from Concordia University (Montreal).

We believe Mr. Mamanteo possesses a wide range of qualifications to serve on the Board of Directors, including his extensive investment experience and his experience serving on boards of directors of various companies.

Name, Age and Positions with Our Company	Business Experience, Principal Occupation and Other Directorships

Jess Ravich, 62 Director

Mr. Ravich has been a director of Apex since May 1995 and was Chairman of the Board from January 2011 to June 2017.  Mr. Ravich currently serves as Chairman and CEO of ALJ Regional Holdings, Inc. (OTC:ALJJ).  From December 2012 until June 2019, Mr. Ravich was a Group Managing Director and Head of Alternative Products at Trust Company of the West, an international asset management firm. From November 2009 to December 2012, Mr. Ravich served as a Managing Director of Houlihan Lokey, an international investment banking firm. Prior to that, Mr. Ravich was the Chief Executive Officer of Libra Securities Holdings, LLC. Prior to founding Libra Securities in 1991, Mr. Ravich was an Executive Vice President at Jefferies & Co., Inc. and a Senior Vice President at Drexel Burnham Lambert. Mr. Ravich also serves as a director of A‑Mark (since 2014), and Mr. Ravich previously served as a member of the board of directors of Spectrum

Group from 2009 to 2014.  In addition to his professional responsibilities, Mr. Ravich in the past has served on the Undergraduate Executive Board of the Wharton School and the Board of Trustees of the Archer School for Girls.

Mr. Ravich is a long‑standing member of our Board and has a deep knowledge of our Company and the industry in which we compete.  We believe Mr. Ravich is well qualified to serve on the Board of Directors due to the depth and breadth of his business experience, experience on public company boards, extensive financial experience, technical skills across various industries, experience in mergers and acquisitions and leadership skills.

Patti Johnson, 62 Director

Ms. Johnson has been a director of Apex since April 2019. Ms. Johnson has financial experience in the retail industry with both public and private companies. Most recently, Ms. Johnson served as the Chief Financial Officer for Charlotte Russe, a fast fashion retailer, from 2010 to 2018. Prior to that time, Ms. Johnson held senior financial positions at retail organizations including: SVP Finance for Petco from 2008 to 2010, Chief Financial Officer for Old Navy, a division of Gap Inc. from 2003 to 2007 and Chief Financial Officer and SVP Finance for Kohl’s Department Stores from 1998 to 2003. Ms. Johnson holds a Bachelor of Arts Degree from California State University, Fullerton and a Certified Public Accountant license from the state of California.

We believe Ms. Johnson is well-qualified to serve on the Board of Directors due to the depth and breadth of her business experience, extensive financial experience, and her experience in the apparel industry.

Henry Stupp, 56 Director, Chief Executive Officer

Henry Stupp became our Chief Executive Officer and a director in August 2010. Prior to joining Cherokee, Mr. Stupp was a co‑founder of Montreal‑based Novel Teez Designs, later known as NTD Apparel USA LLC, a leading licensee of entertainment, character, sport and branded apparel, and a supplier to many major North American retailers, having most recently served as President of NTD Apparel USA from 2005 until 2010. During his tenure with NTD Apparel USA, Mr. Stupp contributed to the identification, negotiation and introduction of many licenses and brands to a broad retail audience. Mr. Stupp is currently serving a two‑year term as a Director of the International Licensing Industry Merchandiser’s Association. Mr. Stupp attended Concordia University where he majored in Economics.

As our Chief Executive Officer, Mr. Stupp brings to the Board critical insight into our operations and business. His extensive experience in the apparel business and with merchandise licensing, coupled with his in‑depth knowledge of our Company, provides our Board with important knowledge and skills and facilitates the Board’s oversight of strategic and financial planning and other critical management functions.

Audit Committee

Our Audit Committee comprises Ms. Johnson (Chair), Mr. Mamanteo and Mr. Ravich.  The primary functions of the Audit Committee are, among other things, to:

•	be directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm;
•	review and discuss with management and our independent registered public accounting firm our financial statements before filing with the SEC any report containing such financial statements;

•	oversee audits of our financial statements and meet with independent registered public accounting firm in connection with each annual audit to review the planning and staffing of the audit;
•	oversee our accounting and financial reporting processes, including reviewing management’s evaluation of the adequacy and effectiveness of internal controls;
•	review and discuss with management and our independent registered public accounting firm our policies with respect to risk assessment and risk management;
•	receive and review the formal written statement and letter from our independent registered public accounting firm required by applicable Public Company Accounting Oversight Board rules;
•	prepare and approve a report each year for inclusion in our annual proxy statement; and
•

pre-approve all auditing services and permitted non‑audit services to be performed for us by our independent registered public accounting firm, subject to exceptions for de minimis amounts under certain circumstances as permitted by applicable law.

At the discretion of the Audit Committee, representatives of our independent registered public accounting firm and certain members of management may be invited to attend Audit Committee meetings.

The Board of Directors has determined that each director serving currently or at any time in Fiscal 2020 as a member of the Audit Committee satisfies all independence standards and financial expertise requirements applicable to members of such a committee under Nasdaq and SEC rules. The Board has also determined that each of Messrs. Mamanteo and Ravich is an “audit committee financial expert,” as that term is defined in applicable SEC rules.

Stockholder Recommendations of Director Candidates

In accordance with its charter, our Nominating & Governance Committee is responsible for developing and monitoring a policy regarding the consideration of director candidates recommended by our stockholders.  There have been no material changes to the procedures by which stockholders may recommend director candidates to the Company’s Board of Directors since our last provided disclosure of such procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial owners of more than 10% of our common stock to file various reports with the SEC concerning their holdings of, and transactions in, our securities. SEC rules also require that copies of these reports be furnished to us. To our knowledge, based solely on our review of the copies of such reports received by us or written representations from persons subject to Section 16(a) of the Exchange Act, we believe our executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements in Fiscal 2018, except that the Form 3 filed on behalf of Mr. Evan Hengel with respect to his appointment to the Board on November 1, 2018, was not filed until December 19, 2018, and the Form 4 filed on behalf of Jess Ravich with respect to his warrant exercise on February 1, 2019 was not filed until February 20, 2019.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and all other employees (including our principal executive, financial and accounting officers and controller or persons performing similar functions). This code satisfies applicable requirements under the Sarbanes‑Oxley Act of 2002 and Nasdaq and SEC rules. A copy of the code is contained in the filings we make with the SEC, which are available on our website at www.apexglobalbrands.com or on the SEC’s website at www.sec.gov. We intend to disclose on our website any amendments to or waivers from the code, to the extent required by applicable law or Nasdaq or SEC rules.

Executive Officers

The following table shows, for each of our current executive officers, their business experience and qualifications, including principal occupation or employment and principal business of the employer, if any, for at least the past five years; and the period during which they have served as executive officers of our Company.

Name, Age and Positions with Our Company	Business Experience and Principal Occupation
Henry Stupp, 56

Henry Stupp became our Chief Executive Officer and a director in August 2010. Prior to joining Cherokee, Mr. Stupp was a co‑founder of Montreal‑based Novel Teez Designs, later known as NTD Apparel USA LLC, a leading licensee of entertainment, character, sport and branded apparel, and a supplier to many major North American retailers, having most recently served as President of NTD Apparel USA from 2005 until 2010. During his tenure with NTD Apparel USA, Mr. Stupp contributed to the identification, negotiation and introduction of many licenses and brands to a broad retail audience. Mr. Stupp is currently serving a two‑year term as a Director of the International Licensing Industry Merchandiser’s Association. Mr. Stupp attended Concordia University where he majored in Economics.

Director, Chief Executive Officer

Howard Siegel, 65

Mr. Siegel has been employed by us since January 1996, starting as Vice President of Operations and Administration, becoming President and Chief Operating Officer in January 2010. Prior to January 1996, Mr. Siegel had a long tenure in the apparel business industry working as a senior executive for Federated Department stores and Carter Hawley Hale Broadway stores. Mr. Siegel attended the University of Florida where he received his Bachelor of Science degree.

President, Chief Operating Officer and Secretary

Steven Brink, 58

Mr. Brink joined us in January 2018. Prior to joining us, he served from 2008 until 2016 as Chief Financial Officer, Chief Operating Officer, and Executive Vice President of NYDJ Apparel, LLC, a women’s apparel company. Mr. Brink also served from 1996 until 2007 as Chief Financial Officer and Treasurer of Quiksilver Inc., an international apparel company, and was a Senior Manager in the TRADE Group of Deloitte & Touche, LLP where he was employed from 1985 until 1996. Mr. Brink is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants, a member of the California Society of Certified Public Accountants, and he holds a B.S. degree in Business Administration from California State University at Los Angeles.

Chief Financial Officer

Item 11.    EXECUTIVE COMPENSATION

For purposes of this filing, the term “Named Executive Officer” means each person serving at any time during Fiscal 2020 as our Chief Executive Officer (Henry Stupp), and the two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of Fiscal 2020 (our Chief Financial Officer, Steven Brink, and our Chief Operating Officer, Howard Siegel).  With respect to any disclosure requiring or including information prior to Fiscal 2020, the definition of “Named Executive Officer” shall also include any person serving in any such capacity during the applicable period.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Named Executive Officers for Fiscal 2020 and Fiscal 2019:

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total Compensation ($)
Henry Stupp	2020	750,000	—	—	—	—	60,555	810,555
Chief Executive	2019	675,865	—	192,525	—	—	62,242	930,632
Officer
Howard Siegel	2020	425,000	—	—	—	—	58,922	483,922
President, Chief Operating	2019	425,000	—	120,045	—	—	36,737	581,782
Officer & Secretary
Steven Brink	2020	400,000	—	—	—	—	38,837	438,837
Chief Financial	2019	400,000	50,000	120,045	30,051	—	31,983	632,079
Officer

(1)	Amounts represent the base salary earned by each Named Executive Officer for each of the periods. In accordance with applicable SEC rules and interpretive guidance.
(2)	Amounts represent discretionary cash bonuses earned for performance during each of the periods presented.
(3)

Amounts represent (a) for each Named Executive Officer, the grant date fair value of awards granted during each of the periods computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (for more information, see Note 9 to the consolidated financial statements contained in this Annual Report).

(4)	Amounts represent the amount of the Performance Bonus earned by the applicable Named Executive Officer for his performance during each of the periods presented.
(5)

Amounts represent (a) for each Named Executive Officer, employer‑paid health insurance premiums and vacation payouts, and the employer contributions to the Company’s 401(k) retirement savings plan paid on behalf of the Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes outstanding equity awards held by our Named Executive Officers as of the end of Fiscal 2020:

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable(1)		Unexercisable(1)		($)	Date	(#)(1)		($)(2)
Henry Stupp	—		—		—	—	56,667	(3)	38,624

Howard Siegel	—		—		—	—	35,333	(3)	24,083

Steven Brink	11,111		5,556	(4)	5.85	1/3/2028	—		—
	33,333	(5)			1.63	7/6/2021	—		—
							35,333	(3)	24,083

(1)

Except as described in the footnotes below, all awards were granted under the 2013 Plan and vest in equal annual installments over three years beginning on the first anniversary of the date of grant, subject to continued service through each vesting date and accelerated vesting under certain circumstances.

(2)	Determined by multiplying the unvested portion of the stock awards by $0.6816, the closing price of our common stock on January 31, 2020.

(3)	Represents an RSU award granted on October 9, 2018.
(4)	Represents an option award granted on January 3, 2018.
(5)	Represents an option award granted on July 6, 2018 that vested grant on July 6, 2019.

Employment Agreements

The following is a summary of the principal terms of our employment agreements with each of our Named Executive Officers.

Mr. Stupp

On July 11, 2016, we entered into an Amended and Restated Executive Employment Agreement with Henry Stupp, our Chief Executive Officer, which amended, restated and superseded our prior employment agreement with Mr. Stupp and which was subsequently amended on October 31, 2017. The employment agreement and the amendment were each approved by the Compensation Committee. The employment agreement had an initial term that expired January 31, 2020, and it would automatically renew for three‑year terms thereafter, unless either party provided written notice of non‑renewal at least 90 days before the end of the then‑current term.  On October 22, 2019, we entered into an Amended and Restated Executive Employment Agreement with Mr. Stupp (the “Amended Agreement”) to extend his employment agreement from January 30, 2020 to January 31, 2021.  The Amended Agreement became effective on January 31, 2020 and going forward, renews automatically for one-year terms unless terminated by either party at least ninety days prior to the end of the then current term.  Under the Amended Agreement, Mr. Stupp is to receive a base salary of $650,000 per year in cash.  On April 3, 2020, Mr. Stupp voluntarily agreed to reduce his base compensation by 25% for twelve weeks commencing on April 3, 2020.  Mr. Stupp is also eligible to receive the Performance Bonus as described under “Cash Bonuses Under Employment Agreements” below, a discretionary annual bonus award of up to $300,000 for performance in each fiscal year to be determined at the discretion of the Compensation Committee of the Company’s Board of Directors, an option to purchase 100,000 shares of our Common Stock, and a cash bonus if the Company undergoes a change in control and the per-share price received by holders of the Company’s Common Stock from such change-in-control transaction exceeds $1.00, such bonus being equal to $100,000 multiplied by the per share price received in excess of $1.00.  In addition, the amended employment agreement provides for certain payments to Mr. Stupp upon a termination of his employment with us under certain specified circumstances, as described under “Potential Payments Upon Termination or Change in Control” below.

Mr. Siegel

On July 23, 2015, we entered into an employment agreement with Mr. Siegel, our President and Chief Operating Officer, which was approved by our Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Siegel is to receive a base salary equal to $425,000 per year. On April 3, 2020, Mr. Siegel voluntarily agreed to reduce his base compensation by 25% for twelve weeks commencing on April 3, 2020.  Also pursuant to the terms of the employment agreement, Mr. Siegel is eligible to receive the Performance Bonus, as described under “Cash Bonuses Under Employment Agreements” below. For Fiscal 2019, base salary and cash bonuses constituted approximately 73% of Mr. Siegel’s total compensation. Mr. Siegel is also eligible to receive additional cash bonuses at the discretion of the Compensation Committee and equity awards at the times and in the amounts determined by the Compensation Committee in its discretion. In addition, the employment agreement provides for certain payments to Mr. Siegel upon a termination of his employment with us under certain specified circumstances, as described under “Potential Payments Upon Termination or Change in Control” below.

Mr. Brink

On December 13, 2017, we entered into an employment agreement with Mr. Brink, our Chief Financial Officer, which was approved by our Compensation Committee. Pursuant to the terms of the employment agreement, Mr. Brink is to receive a base salary equal to $400,000 per year. On April 3, 2020, Mr. Brink voluntarily agreed to reduce his base compensation by 15% for twelve weeks commencing on April 3, 2020.  Also pursuant to the terms of the employment agreement, Mr. Brink received a stock option award to purchase up to 50,000 shares of our common stock at an exercise price of $1.95 per share as an inducement material to entering into employment with us. For Fiscal 2019, base salary and cash bonuses constituted approximately 71% of Mr. Brink’s total compensation. Mr. Brink is eligible to receive the Performance Bonus beginning in Fiscal 2019, as described under “Cash Bonuses Under Employment Agreements” below, a supplemental cash bonus of at least $50,000 for continuing to be employed through January 31, 2019, additional cash bonuses at the discretion of the Compensation Committee, and additional equity awards at the times and in the amounts determined by the Compensation Committee in its discretion. In addition, the employment agreement provides for certain payments to Mr. Brink upon a termination of his employment with us under certain specified circumstances, as described under “Potential Payments Upon Termination or Change in Control” below.

Cash Bonuses Under Employment Agreements

Pursuant to the terms of Messrs. Stupp’s, Siegel’s and Brink’s employment agreements with us, each of our Named Executive Officers is eligible to receive a cash performance‑based bonus (the “Performance Bonus”) based on the level of achievement of our EBITDA (which is a financial measure that is not defined under or prepared in conformity with accounting principles generally accepted in the United States of America, and which we define, for purposes of the Performance Bonus only and which definition differs from the definition of this measure used by management for other purposes, as net (loss) income before the effects of interest expense, interest income and other income, provision for income taxes, depreciation and amortization, and inclusive of any amounts payable as Performance Bonus) for each fiscal year, relative to the EBITDA target included in the budget approved by the Board for such fiscal year (and taking into account any Board approved adjustments to the budgeted EBITDA resulting from any business acquisitions or dispositions consummated during the relevant fiscal year or any other specified unusual or non-recurring transactions or events). The Compensation Committee determined to base the achievement of the Performance Bonus on our EBITDA because this metric provides a basis for measuring our operating performance and profitability without regard to the impact of our capital structure, the effect of operating in different tax jurisdictions and the impact of our asset base.

The amount of the Performance Bonus for each of our Named Executive Officers is as follows: (i) for Mr. Stupp, $200,000 at 100% achievement, with a minimum bonus of $50,000 at 80% achievement and a maximum bonus of $350,000 at 120% achievement (with linear interpolation between 80% and 120% achievement); (ii) for Mr. Siegel, 30% of his then‑current base salary at 100% achievement, with a minimum bonus of 20% of his then‑current base salary at 80% achievement and a maximum bonus of 40% of his then‑current base salary at 120% achievement (with linear interpolation between 80% and 120% achievement); and (iii) for Mr. Brink, $127,500 at 100% achievement, with a minimum bonus of $85,000 at 80% achievement and a maximum bonus of $170,000 at 120% achievement (with linear interpolation between 80% and 120% achievement). If our EBITDA for a fiscal year is less than 80% of the EBITDA target included in the budget approved by the Board for the fiscal year (and taking into account any Board approved adjustments to the budgeted EBITDA as described above), then none of Messrs. Stupp, Siegel and Brink are entitled to any Performance Bonus for that fiscal year.

Pension Benefits, Non‑Qualified Defined Contribution and Other Deferred Compensation Plans

We do not have any plans that provide for pension payments or other benefits to our Named Executive Officers at, following or in connection with their retirement. We also do not have any non‑qualified defined contribution plans or other deferred compensation plans that provide for the deferral of compensation on a basis that is not tax‑qualified.

Potential Payments Upon Termination or Change in Control

Mr. Stupp

Pursuant to Mr. Stupp’s amended employment agreement with us, if we terminate Mr. Stupp’s employment other than for cause, death or disability, if Mr. Stupp’s employment contract is not renewed, or if Mr. Stupp terminates his employment for good reason, then Mr. Stupp would be entitled to receive:

•	an amount equal to six months of his then-current base salary, or twelve months of his then current base salary under certain circumstances subsequent to a change in control of the Company;
•	a cash payment in an amount equal to any earned but unpaid bonuses;
•	an amount equal to the average Performance Bonuses paid to Mr. Stupp for the prior two completed fiscal years, payable in a lump sum within 60 days following the termination of Mr. Stupp’s employment;
•	cash payments in an amount equal to the cost of Mr. Stupp’s healthcare coverage under COBRA for the duration of his severance payment period; and
•	accelerated vesting of the equity awards held by Mr. Stupp at the time of the termination.

Mr. Stupp would only be entitled to receive the foregoing benefits if, among other things, he executed, delivered and did not revoke a general release of claims in favor of our Company.

For purposes of the Mr. Stupp’s employment agreement:

•

“cause” means Mr. Stupp: (i) is indicted or charged with a felony or crime involving dishonesty, breach of trust, or physical harm to any person; (ii) willfully engages in conduct that is in bad faith and materially injurious to our Company; (iii) commits a material breach of the employment agreement, which breach is not cured within 20 days after written notice; (iv) willfully refuses to implement or follow a lawful policy of our Company, which breach is not cured within 20 days after written notice; or (v) engages in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally; and

•

“good reason” means, subject to certain notice and other requirements, certain cure periods and certain other limitations as described in the employment agreement, (i) the assignment to Mr. Stupp of any duties inconsistent with his position, duties, responsibilities or status with our Company or a reduction of his duties or responsibilities; (ii) Mr. Stupp no longer reports directly to the Board; (iii) a reduction in Mr. Stupp’s base salary or bonus opportunities; (iv) the requirement that Mr. Stupp be based at any office or location more than 50 miles from our corporate headquarters, except for travel reasonably required in the performance of Mr. Stupp’s responsibilities; or (v) material breach by us of our material obligations under the employment agreement or any other agreement with Mr. Stupp.

Mr. Siegel

Pursuant to Mr. Siegel’s employment agreement with us, if we terminate Mr. Siegel’s employment at any time other than for cause, by death or by disability, then Mr. Siegel would be entitled to receive an amount equal to 12 months of his then‑current base salary, payable in the form of salary continuation, plus any earned but unpaid compensation and benefits for the respective periods.

The employment agreement also provides that Mr. Siegel would be entitled to receive certain payments if we undergo a change in control or if we terminate Mr. Siegel’s employment or eliminate Mr. Siegel’s position in connection with a change in control, as follows:

•

if we terminate Mr. Siegel’s employment without cause or eliminate Mr. Siegel’s position within three months before or 12 months after a change in control, then Mr. Siegel would be entitled to receive: (i) an amount equal to 12 months of his then-current base salary, payable in the form of salary continuation; (ii) any guaranteed or earned but unpaid bonus amount, payable as a lump sum; and (iii) continuation of Mr. Siegel’s medical and dental benefits under COBRA for 12 months; and

•

if we undergo a change in control or we terminate Mr. Siegel’s employment without cause or eliminate Mr. Siegel’s position within three months before a change in control, then Mr. Siegel would also be entitled to acceleration of vesting of all equity awards held by Mr. Siegel as of the time of the change in control.

Mr. Siegel would only be entitled to receive the foregoing benefits if, among other things, he executed, delivered and did not revoke a general release of claims in favor of our Company. Mr. Siegel would not be entitled to any severance if his employment is terminated by death or by disability or if his employment is terminated by him for any reason other than as described above.

For purposes of Mr. Siegel’s employment agreement:

•

“cause” means Mr. Siegel: (i) is convicted of or pleads guilty to a felony or crime involving moral turpitude; (ii) is personally dishonest in a manner that directly affects our Company; (iii) engages in willful misconduct or gross negligence; (iv) breaches a fiduciary duty to our Company; (v) commits an act of fraud, embezzlement or misappropriation against our Company; or (vi) fails to substantially perform his duties as the President and Chief Operating Officer of our Company; and

•

a “change in control” means the sale, transfer, merger or disposition of all or substantially all of the assets or stock of our Company, by way of contribution, reorganization, share exchange, stock purchase or sale, asset purchase or sale, or other form of corporate transaction.

Mr. Brink

Pursuant to Mr. Brink’s employment agreement with us, if we terminate Mr. Brink’s employment at any time other than for cause, by death or by disability, then Mr. Brink would be entitled to receive an amount equal to 12 months of Mr. Brink’s then-current base salary, in any case payable in the form of salary continuation or in a lump sum at our discretion.

The employment agreement also provides that, if we terminate Mr. Brink’s employment without cause or eliminate Mr. Brink’s position or if Mr. Brink terminates his employment for good reason, in any case within 12 months of a change in control, then Mr. Brink would be entitled to receive: (i) an amount equal to 12 months of his then-current base salary, payable in a lump sum; (ii) any guaranteed or earned but unpaid bonus amount, payable as a lump sum; (iii) continuation of Mr. Brink’s medical and dental benefits under COBRA for 12 months; and (iv) accelerated vesting of the equity awards held by Mr. Brink at the time of the change in control.

Mr. Brink would only be entitled to receive the foregoing benefits if, among other things, he executed, delivered and did not revoke a general release of claims in favor of our Company. Mr. Brink would not be entitled to any severance if his employment is terminated by death or by disability or if his employment is terminated by him for any reason other than as described above.

For purposes of Mr. Brink’s employment agreement:

•

“cause” means Mr. Brink: (i) is convicted of or pleads guilty to a felony or crime involving moral turpitude; (ii) is personally dishonest in a manner that directly affects our Company; (iii) engages in willful misconduct or gross negligence; (iv) breaches a fiduciary duty to our Company; (v) commits an act of fraud, embezzlement or misappropriation against our Company; or (vi) fails to substantially perform his duties as the Chief Financial Officer of our Company;

•

“good reason” means, , subject to certain notice and other requirements, certain cure periods and certain other limitations as described in the employment agreement, (i) a material reduction in Mr. Brink’s duties or responsibilities without his express written consent; (ii) a material, uncured breach by us of our obligations under the employment agreement; or (iii) a relocation of Mr. Brink’s principal place of work to a facility more than 100 miles from our current headquarters for a period of more than 180 days; and

•

a “change in control” means, subject to certain exceptions and limitations, the occurrence of any of the following events: (i) any person becomes the beneficial owner of securities of our Company representing more than 50% of the combined voting power of such securities; (ii) during any 12‑month period, the individuals who constitute the Board cease to constitute at least a majority thereof; (iii) a merger or consolidation of our Company with any other entity; or (iv) a complete liquidation or dissolution of our Company or the consummation of a sale or disposition of all or substantially all of our assets.

Director Compensation Program

We use cash and equity compensation to attract and retain qualified candidates to serve on our board of directors (the “Board”). In setting non‑employee director compensation, we consider the significant amount of time that our directors spend in fulfilling their duties to our Company, as well as the level of experience and skills required of the members of the Board. In addition, we consider how director independence may be affected by director compensation and perquisite types and levels. Directors who are our employees receive no additional compensation for their service as directors.

Each non‑employee director receives the following annual compensation for service on our Board and our Board committees:

Amount
($)
Board Compensation:
All non-employee directors	100,000
Chair Compensation:(1)
Chairman of the Board	25,000
Audit Committee Chair	10,000

(1)	Chairman of the Board and Audit Committee Chair compensation is in addition to the compensation paid to all non-employee directors.

In order to provide members of the Board with the opportunity to increase their ownership of our capital stock and thereby more closely align their interests with those of our stockholders, each director is entitled to elect to receive equity awards for all or a portion of his or her annual compensation for Board service, as described above. The director compensation program requires at least 50% of each director’s compensation to be paid in equity.  Each director is entitled to elect quarterly the percentage of their compensation to be paid in equity, between 50% to 100%, and the equity award is granted based on the closing price of our common stock two days after the Company publishes its quarterly earnings.

Director Compensation Table

The following table provides information about the compensation of our non‑employee directors for Fiscal 2020. Mr. Stupp, our Chief Executive Officer, is not included in this table because he is an employee of our Company and receives no additional compensation for his service as a director. The compensation received by Mr. Stupp as an employee of our Company is described under “Executive Compensation” above.

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)
Evan Hengel (2)	—	116,250	116,250
Dwight Mamanteo	—	102,278	102,278
Jess Ravich	—	100,000	100,000
Patti Johnson (3)	—	84,944	84,944
Henry Stupp	—	—	—

(1)

Amounts represent, (a) for all non-employee directors, the grant date fair value of awards granted computed in accordance with FASB ASC Topic 718 (for more information, see Note 9 to the consolidated financial statements contained in this Annual Report).

(2)

Mr. Hengel was appointed Chairman of the Board on June 10, 2019.  As a result, he earned pro-rated amounts of annual compensation based on his partial year of service as Chairman of the Board in Fiscal 2020

(3)

Ms. Johnson was appointed to the Board and Chair of the Audit Committee on April 26, 2019.  As a result, she earned pro-rated amounts of annual compensation based on her partial year of service in Fiscal 2020

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the number of shares of our common stock beneficially owned by, and percentage ownership of, the following:

•	each stockholder known by us to beneficially own more than 5% of the outstanding shares of our common stock;
•	each current director and director nominee;
•	each of our Named Executive Officers; and
•	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under such rules, a person’s beneficial ownership includes any shares the person has the right to acquire as of or within 60 days after the measurement date, through the exercise or conversion of any outstanding stock options, warrants or other rights or the vesting of any outstanding RSUs. Such shares that a person has the right to acquire are deemed to be outstanding for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the notes to the table below, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to the shares of our common stock identified as beneficially owned by them, except to the extent authority is shared by spouses under applicable community property laws. All ownership percentages in the table below are based on 5,570,059 shares of our common stock outstanding as of March 31, 2020 and, unless otherwise indicated in the notes to the table below, all information is presented as of March 31, 2020. We have reviewed all Schedule 13D and Schedule 13G filings as of March 31, 2020.  On September 27, 2019, the Company effected a one-for-three reverse stock split of its common stock.  All share amounts in the table below and related footnotes have been revised to reflect the reverse stock split.

Name of Beneficial Owner	Amount of Beneficial Ownership (#)	Percentage of Class (%)
5% Stockholders:
CSC(1)	1,396,353	24.7
NorthPointe Capital, LLC(2)	449,061	8.1
Gordon Brothers Parties(3)	495,110	8.2
Current Non-Employee Directors and Director Nominees:
Evan Hengel	28,993	*
Dwight Mamanteo	90,251	1.6
Patti Johnson	1,381	*
Jess Ravich(4)	589,572	10.3
Named Executive Officers:
Henry Stupp	92,919	1.7
Howard Siegel	47,433	*
Steven Brink	62,111	1.1
All current executive officers and directors as a group (7 persons)(5)	912,661	15.8

*	Represents beneficial ownership of less than 1%, based on shares of common stock outstanding as of March 31, 2020.
(1)

The number of shares reported as beneficially owned is based solely on a Schedule 13D/A, which was revised to reflect the reverse stock split referred to above, with a reporting date of September 23, 2019 filed with the SEC by CSC and Jeffrey Bronchick, the Portfolio Manager and Founder of CSC. Of such shares, (i) CSC has sole voting and dispositive power with respect to 0 shares and shared voting power with respect to 1,388,019 shares, and (ii) Mr. Bronchick has sole voting and dispositive power with respect to 8,333 shares, shared voting power with respect to 1,185,579 shares and shared dispositive power with respect to 1,396,352 shares. The number of shares reported as beneficially owned by these persons includes 123,450 shares of our common stock subject to warrants exercisable as of or within 60 days after March 31, 2019. CSC reports its principal business address as 2101 E. El Segundo Boulevard, Suite 302, El Segundo, California 90245. These shares have been divided by 3 for the reverse stock split that occurred on September 27, 2019.

(2)

The number of shares reported as beneficially owned is based solely on a Schedule 13G/A, which was revised to reflect the reverse stock split referred to above, with a reporting date of December 31, 2017 filed with the SEC by NorthPointe, LLC. Of such shares, NorthPointe Capital, LLC has sole voting power with respect to 414,560 shares and sole dispositive power with respect to 449,061 shares.  NorthPointe Capital, LLC reports its principal business address as 39400 Woodward Ave, Suite 190, Bloomfield Hills, Michigan 48304. These shares have been divided by 3 for the reverse stock split that occurred on September 27, 2019.

(3)

The number of shares reported as beneficially owned is based on (i) a Schedule 13G, which was revised to reflect the reverse stock split referred to above, with a reporting date of August 3, 2018 filed with the SEC by Gordon Brothers Brands, LLC (“GBB”) and Gordon Brothers Group, LLC (“GBG”), which such shares represent an immediately exercisable warrant to purchase 265,110 shares of our common stock held by GBB as of August 3, 2018 (the “Reported Shares”), and (ii) our issuance on January 29, 2018 to GBB of warrants to purchase 230,000 shares of our common stock.  Of the Reported Shares, GBB and GBG report that each of GBB and GBG has shared voting power and shared dispositive power with respect to 265,110 shares. GBB and GBG report their principal business address as Prudential Tower, 800 Boylston Street, 27th Floor, Boston, MA 02199. These shares have been divided by 3 for the reverse stock split that occurred on September 27, 2019.

(4)

Includes 126,966 shares of our common stock held of record by a trust of which Mr. Ravich is the sole trustee, 48,154 shares of our common stock subject to warrants held by such trust and exercisable as of or within 60 days after March 31, 2020, and 21,403 shares of our common stock  held directly by Mr. Ravich.

(5)

Includes shares beneficially owned by all current executive officers and directors as a group, including warrants held by a trust in which Mr. Ravich is the sole trustee as further specified in note 4 above.

EQUITY COMPENSATION PLANS

We currently maintain one equity compensation plan, the Apex Global Brands Inc. Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”).  All of our outstanding options and unvested RSUs were granted under the 2013 Plan.  The 2013 Plan became effective upon its approval by our stockholders on July 16, 2013, and was amended and restated upon the approval of our stockholders on June 6, 2016 and then again on June 10, 2019.

Share Reserve, Share Counting and Other Share Limits

The maximum number of shares of Company common stock with respect to which awards may be granted under the 2013 Plan is 600,000 shares initially reserved for issuance under the 2013 Plan and 157,496 shares previously reserved but unissued under the previous plans approved by our stockholders.

Any shares covered by an award which is forfeited, cancelled or expires will be deemed not to have been issued for purposes of determining the maximum number of shares which may be issued under the 2013 Plan. Shares that have been issued under the 2013 Plan pursuant to an award will not be returned to the 2013 Plan and will not become available for future grant under the 2013 Plan, except where unvested shares are forfeited or repurchased by the Company at the lower of their original purchase price or their fair market value. Shares tendered or withheld in payment of an award exercise or purchase price and shares withheld by the Company to pay any tax withholding obligation and shares purchased in the open market with proceeds of a stock option exercise price will not be returned to the 2013 Plan and will not become available for future issuance under the 2013 Plan. In addition, all shares covered by the portion of a stock appreciation right that is exercised will be considered issued pursuant to the 2013 Plan.

With respect to stock options, stock appreciation rights, restricted stock and RSUs that are intended to be performance-based compensation under Section 162(m), the maximum number of shares subject to such awards that may be granted to a participant during any calendar year is 33,333 shares, subject to adjustment in the event of a future change in our shares or our capital structure.

Administration

The 2013 Plan is administered by the Board or one or more committees designated by the Board.  The Compensation Committee currently acts as the administrator of the 2013 Plan.  With respect to award grants to officers and directors, the Compensation Committee will be constituted in such a manner as to satisfy applicable laws, including Rule 16b-3 promulgated under the Exchange Act.

Eligibility

Persons eligible to receive awards under the 2013 Plan include directors, officers and other employees, consultants and advisors of our Company or any of its subsidiaries.

Types and Terms of Awards

The 2013 Plan authorizes the grant of a variety of types of awards, including non-qualified stock options, incentive stock options, restricted stock, RSUs, dividend equivalent rights, stock appreciation rights and cash-based awards.  All awards under the 2013 Plan may be granted with such vesting schedules and other terms as the administrator of the 2013 Plan may determine in its discretion, subject to the provisions and limitations of the plan.  Although the 2013 Plan provides the administrator with such discretion, stock option and RSU awards granted to employees under the 2013 Plan typically vest in equal annual installments over two, three or five years beginning on the one-year anniversary of the date of grant, subject to continued service through each vesting date and, to the extent specified in an award agreement, accelerated vesting under certain circumstances, and awards granted under the 2013 Plan that are intended to qualify as performance-based compensation typically vest upon the satisfaction of one or more performance goals established by the plan administrator at or around the time the award is granted.

Treatment of Awards upon Corporate Transaction

The 2013 Plan provides that, in the event of a Corporate Transaction (as defined in the 2013 Plan), all outstanding awards under the 2013 Plan will terminate unless the awards are assumed in connection with the Corporate Transaction. Except as provided in an individual award agreement, for the portion of each award that is neither assumed nor replaced, such portion of the award will automatically become fully vested and exercisable and be released from any repurchase or forfeiture rights (other than repurchase rights exercisable at fair market value) for all of the shares (or other consideration) at the time represented by such portion of the award, immediately prior to the specified effective date of such Corporate Transaction, provided that the grantee’s continuous service has not terminated prior to such date.

Under the 2013 Plan, a Corporate Transaction includes, in general: (i) a person’s or group’s acquisition of more than 50% of the total combined voting power of our outstanding securities, (ii) certain changes to the composition of our Board of Directors, (iii) the consummation by the Company of certain mergers, consolidations, reorganizations, business combinations, asset sales or acquisitions, and (iv) a stockholder-approved liquidation or dissolutions of the Company.

Amendment, Suspension and Termination

The 2013 Plan will terminate on April 11, 2029, unless earlier terminated by the Board. The Board may at any time amend, suspend or terminate the 2013 Plan, subject to obtaining stockholder approval for any amendment to the extent necessary to comply with applicable laws and rules.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of February 1, 2020 about compensation plans under which our equity securities are authorized for issuance :

Equity Compensation Plan Information
	Number of			Number of
	securities to be			securities
	issued upon	Weighted-average		remaining
	exercise of	exercise price of		available for
	outstanding	outstanding		future issuance
	options,	options,		under equity
Plan category	warrants and rights (#)	warrants and rights ($)		compensation plans (#)
Equity compensation plans approved by security holders	212,831	11.94	(1)	90,423	(2)
Equity compensation plans not approved by security holders	—	—		—
Total	212.831	11.94		90,423

(1)	Excludes RSU and performance stock unit awards, which have no associated exercise price.
(2)	Represents shares reserved and available for future awards that may be granted under the 2013 Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Fiscal 2020 Related Party Transactions

Except as described below and except for employment arrangements and compensation for Board service, which are described under “Executive Compensation” and “Director Compensation” above, since February 2, 2019, there has not been, nor is there currently proposed, any transaction or series of transactions in which we were or are to be a participant in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers, beneficial owners of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

On August 3, 2018, we entered into a senior secured credit facility with Gordon Brothers Finance Company (“Gordon Brothers”), as administrative agent and collateral agent for the lenders from time to time party thereto, pursuant to which we borrowed $40.0 million under a term loan facility. Also on August 3, 2018, we entered into an Exchange Agreement (the “Exchange Agreement”) with (i) Jess Ravich, a member of the Board, (ii) Henry Stupp, our Chief Executive Officer and a member of the Board, and (iii) CSC (together with certain affiliates and funds of CSC), our largest stockholder.  Under the Exchange Agreement, the former junior participants under our former credit facility with Cerberus exchanged their junior participation interests (together with approximately $2.0 million of additional cash consideration provided by CSC) for new Subordinated Exchange Notes in an aggregate principal amount of $13.5 million (the “Junior Notes”).  The Junior Notes bear interest, through August 2, 2019, at a rate equal to the LIBOR Rate plus a margin of 8.75%.  Thereafter, the Junior Notes bear interest at a rate equal to the LIBOR Rate plus a margin of (x) 8.25% if we have a trailing 12-month consolidated EBITDA greater than $15 million, (y) 8.50% if we have a trailing 12-month consolidated EBITDA between $10 million and $15 million, or (z) 8.75% if we have a trailing 12-month consolidated EBITDA of less than $10 million.  The borrowings under the credit facility with Gordon Brothers together with the exchange under the Exchange Agreement resulted in the repayment of all amounts due under the Cerberus credit facility.  The related party investors in the Junior Notes comprise (i) CSC or its affiliates, a large stockholder, with $9.0 million of principal under Junior Notes; (ii) Jess Ravich, director and large stockholders, with $4.4 million of principal under Junior Notes; and (iii) Henry Stupp, Chief Executive Officer, with $0.1 million of principal under Junior Notes.

On December 28, 2018, we entered into certain subordinated notes (the “Subordinated Notes”) in favor of lenders (i) Jess Ravich, a member of the Board, (ii) CSC and Jeff Bronchick, Lead Principal Portfolio Manager of CSC, our largest stockholder, and (iii) Dwight Mamanteo, a member of the Board, pursuant to which we borrowed an aggregate of $2.0 Million. On January 30, 2019, we entered into a second amendment to our senior secured credit facility with Gordon Brothers, as administrative agent and collateral agent for the lenders from time to time party thereto, to borrow an additional $5.3 million under the credit facility (the “Additional Term Loan”). A portion of the net proceeds from the Additional Term Loan were used to repay the $2.0 Million of Subordinated Notes. As of the end of Fiscal 2019, the Subordinated Notes have been paid in full and cancelled.

We have entered into indemnification agreements with each of our directors and executive officers.  These agreements generally require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their director and/or executive officer positions with our Company.

Policies and Procedures for Review and Approval of Related Party Transactions

Pursuant to the terms of the written charter of the Audit Committee and in accordance with applicable Nasdaq rules, our policy is to require that any transaction with a related party required to be reported under applicable SEC rules, other than compensation‑related matters and waivers of our Code of Business Conduct and Ethics, be reviewed and approved or ratified by our Audit Committee (if such transactions are not reviewed or overseen by another independent body of the Board). In accordance with this policy, each of the Ravich Loan, the Private Placement and the Junior Participation Purchases has been reviewed and approved or ratified by an independent body of our Board. We have not adopted formal written procedures for the review, or standards for the approval, of these transactions; rather, our Audit Committee reviews each such transaction on a case‑by‑case basis and generally focuses on whether the terms of the transaction are at least as favorable to us as terms we would receive on an arm’s‑length basis from an unaffiliated third party.

Director Independence

Our Board of Directors has determined that each of Mr. Mamanteo, Mr. Ravich and Ms. Johnson is an independent director within the meaning of applicable rules of Nasdaq.  Also, the Board of Directors determined that Mr. Hengel is an independent director within the meaning of the applicable Nasdaq rules except for purposes of membership on the audit committee.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees and Services

The following table shows the aggregate fees billed to us for professional services rendered by Deloitte in Fiscal 2020 and Fiscal 2019:

	Fiscal 2020	Fiscal 2019
Audit Fees (1)	$518,000	$755,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$518,000	$755,000

(1)

Audit fees consist of fees for professional services rendered for the integrated audit of our annual consolidated financial statements (including services related to the audit of our internal control over financial reporting) and review of our interim condensed consolidated financial statements included in our quarterly reports, professional services rendered in connection with our filing of various registration statements (such as registration statements on Form S‑8 and Form S‑3, including related comfort letters) and other services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported as audit fees. No such services were rendered for us in Fiscal 2020 or Fiscal 2019.

(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning. No such services were rendered for us in Fiscal 2020 or Fiscal 2019.
(4)	All other fees consist of fees billed for products and services other than the services described in notes (1), (2) and (3) above. No such services were rendered for us in Fiscal 2020 or Fiscal 2019.

Pre‑Approval Policies and Procedures

Pursuant to its charter, our Audit Committee annually reviews and pre‑approves all audit and permissible non‑audit services that may be provided by our independent registered public accounting firm and establishes a pre‑approved aggregate fee level for all of these services, subject to exceptions for certain “de minimus” services and amounts in accordance with applicable SEC rules. Any proposed service not included within the list of pre‑approved services or any proposed service that will cause us to exceed the pre‑approved aggregate fee level requires specific pre‑approval by the Audit Committee. All of the services rendered by our independent registered public accounting firms during Fiscal 2020 and Fiscal 2019 were pre‑approved by the Audit Committee.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

A list of the financial statements included in and filed as part of this Annual Report is set forth in the Index to Consolidated Financial Statements in Item 8, “Financial Statements” and is incorporated herein by reference.

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

10.32

First Amendment to Financing Agreement, dated December 28, 2018, by and between the Company, Gordon Brothers Finance Company and additional parties named therein (incorporated by reference to Exhibit 10.32 of APEX’s Form 10-K for fiscal year ended February 2, 2019).

10.33		Subordinated Note, dated December 28, 2018, by and between the Company and Jess Ravich (incorporated by reference to Exhibit 10.33 of APEX’s Form 10-K for fiscal year ended February 2, 2019).
10.34

Subordinated Note, dated December 28, 2018, by and between the Company and the Bronchick Family Trust (incorporated by reference to Exhibit 10.34 of APEX’s Form 10-K for fiscal year ended February 2, 2019).

10.35

Subordinated Note, dated December 28, 2018, by and between the Company and Square Deal Growth, LLC (incorporated by reference to Exhibit 10.35 of APEX’s Form 10-K for fiscal year ended February 2, 2019).

10.36		Subordinated Note, dated December 28, 2018, by and between the Company and Dwight Mamanteo (incorporated by reference to Exhibit 10.36 of APEX’s Form 10-K for fiscal year ended February 2, 2019).
10.37

Second Amendment to Financing Agreement, dated January 30, 2019, by and between the Company, Gordon Brothers Finance Company and additional parties named therein (incorporated by reference to Exhibit 10.37 of APEX’s Form 10-K for fiscal year ended February 2, 2019).

10.38	#*	Amended and Restated Executive Employment Agreement, dated October 25, 2019, by and between the Company and Henry Stupp.
14.1

Code of Business Conduct and Ethics adopted by Apex Global Brands Inc. This Code of Business Conduct and Ethics, as applied to our principal financial officers, shall be our “code of ethics” within the meaning of Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules promulgated thereunder and, as applied to our principal executive, financial and accounting officers, shall be our “code of ethics” within the meaning of Item 406 of Regulation S‑K (incorporated by reference to Exhibit 14.1 of Cherokee’s Form 10‑K for the fiscal year ended January 31, 2004).

16.1		Letter, dated August 25, 2017, from Ernst & Young LLP (incorporated by reference to Exhibit 16.1 of Cherokee’s Form 8-K dated August 25, 2017).
21.1	*	Subsidiaries of APEX Global Brands Inc.
23.1	*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (included on the signature page hereto).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101	*

The following materials from Cherokee’s Annual Report on Form 10‑K for the fiscal year ended February 1, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

Date: April 30, 2020	APEX GLOBAL BRANDS INC.

	By	/s/ HENRY STUPP
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

Signature	Title	Date

/s/ HENRY STUPP	Chief Executive Officer and Director	April 30, 2020
Henry Stupp	(Principal Executive Officer)

/s/ STEVEN L. BRINK	Chief Financial Officer	April 30, 2020
Steven L. Brink	(Principal Financial and Accounting Officer)

/s/ JESS RAVICH	Director	April 30, 2020
Jess Ravich

/s/ PATTI JOHNSON	Director	April 30, 2020
Patti Johnson

/s/ DWIGHT MAMANTEO	Director	April 30, 2020
Dwight Mamanteo

/s/ EVAN HENGEL	Director	April 30, 2020
Evan Hengel