Form 10-Q
period 2020-05-02
Apex Global Brands Inc.
filed 2020-06-16
CIK 844161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2020.

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

As of May 29, 2020, there were approximately 5,570,530 million shares of the Registrant’s Common Stock outstanding.

APEX GLOBAL BRANDS INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	May 2, 2020	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$1,259	$1,209
Accounts receivable, net	3,319	4,962
Income tax and other receivables	8,869	157
Prepaid expenses and other current assets	1,077	1,431
Total current assets	14,524	7,759
Property and equipment, net	316	319
Intangible assets, net	54,547	59,110
Goodwill	6,752	12,152
Accrued revenue and other assets	3,505	3,582
Total assets	$79,644	$82,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$5,225	$6,282
Current portion of long-term debt	56,786	56,044
Deferred revenue—current	2,580	3,551
Total current liabilities	64,591	65,877
Long-term liabilities:
Long-term debt	491	—
Deferred income taxes	8,781	9,515
Long-term lease liabilities	1,309	1,389
Other liabilities	792	794
Total liabilities	75,964	77,575
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.02 par value, 10,000,000 shares authorized, shares issued 5,570,530 (May 2, 2020) and 5,570,530 (February 1, 2020)	111	111
Additional paid-in capital	78,723	78,541
Accumulated deficit	(75,154)	(73,305)
Total stockholders’ equity	3,680	5,347
Total liabilities and stockholders’ equity	79,644	$82,922

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	May 2, 2020	May 4, 2019
Revenues	$4,034	$5,052
Operating expenses:
Selling, general and administrative expenses	2,896	3,855
Stock-based compensation	150	208
Business acquisition and integration costs	—	66
Restructuring charges	—	42
Intangible assets and goodwill impairment charges	9,800	—
Depreciation and amortization	202	257
Total operating expenses	13,048	4,428
Operating (loss) income	(9,014)	624
Other income (expense):
Interest expense	(2,181)	(2,245)
Other (expense) income, net	(34)	1
Total other expense, net	(2,215)	(2,244)
Loss before income taxes	(11,229)	(1,620)
(Benefit) provision for income taxes	(9,380)	638
Net loss	$(1,849)	$(2,258)
Net loss per share:
Basic loss per share	$(0.33)	$(0.44)
Diluted loss per share	$(0.33)	$(0.44)
Weighted average common shares outstanding:
Basic	5,571	5,128
Diluted	5,571	5,128

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 1, 2020	5,571	111	78,541	(73,305)	$5,347
Stock-based compensation	—	—	150	—	150
Stock Warrants	—	—	32	—	32
Net Loss	—	—	—	(1,849)	(1,849)
Balance, May 2, 2020	5,571	$111	$78,723	$(75,154)	$3,680

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 2, 2019	4,900	$98	$76,829	$(61,805)	$15,122
Stock-based compensation	—	—	208	—	208
Equity issuances, net of tax	415	8	615	—	623
Stock Warrants	—	—	28	—	28
Net Loss	—	—	—	(2,258)	(2,258)
Balance, May 4, 2019	5,315	$106	$77,680	$(64,063)	$13,723

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net loss	$(1,849)	$(2,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202	257
Restructuring charges	—	42
Intangible assets and goodwill impairment charge	9,800	—
Amortization of deferred financing costs	579	575
Interest expense paid in kind	680	—
Deferred income taxes and noncurrent provisions	(734)	387
Stock-based compensation and stock warrant charges	182	236
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable	1,643	242
Income tax and other receivables	(8,712)	46
Prepaid expenses and other current assets	354	212
Accrued revenue and other assets	77	(233)
Accounts payable and other current liabilities	(1,059)	(1,957)
Long- term lease liabilities	(80)	—
Deferred revenue	(971)	(484)
Net cash provided by (used in) operating activities	112	(2,935)
Cash flows from investing activities:
Capital investments	(37)	(38)
Net cash used in investing activities	(37)	(38)
Cash flows from financing activities:
Proceeds from promissory note payable	736	—
Payments on term loan and line of credit	(350)	(250)
Debt issuance costs	(411)	(28)
Issuance of common stock	—	623
Net cash (used in) provided by financing activities	(25)	345
Increase (decrease) in cash and cash equivalents	50	(2,628)
Cash and cash equivalents, beginning of period	1,209	4,284
Cash and cash equivalents, end of period	$1,259	$1,656
Cash paid for:
Income taxes	$231	$276
Interest	$861	$1,646
Noncash investing and financing activities:
Interest paid in kind	$680	$—

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.  Cherokee Inc. changed its name to Apex Global Brands Inc. effective June 27, 2019.  These financial statements include the accounts of Apex Global Brands Inc. and its consolidated subsidiaries (the “Company”) and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended February 1, 2020 included in the Company’s Annual Report on Form 10-K.  Interim results are not necessarily indicative of results to be expected for the full year.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Under the Company’s senior secured credit facility, the Company is required to maintain specified levels of Adjusted EBITDA as defined. The Company’s operating results for the twelve months ended November 2, 2019 and twelve months ended February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report received from the Company’s senior secured lender during the first quarter of Fiscal 2021 indicated that the Company’s borrowing base is less than the outstanding term loan balance.   Beginning in the quarter ended May 2, 2020, the Company’s business has been materially adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures.  The Company’s business depends upon purchases and sales of products bearing the Company’s brands by the Company’s licensees, and the prevalence of shelter in place and similar orders in the regions where these products are sold, together with the closure of many retail stores of the Company’s licensees, have resulted in significant declines in the Company’s royalties, which will likely continue for some period of time.  In response to the decline in revenues, the Company has implemented cost savings measures, such as pay reductions and employee furloughs among other things. The Company has classified its term loans and junior notes as current obligations because its financial projections, which now reflect the impact of the COVID-19 pandemic, indicate that there is a significant risk of further violations of the minimum Adjusted EBITDA covenant and borrowing base requirements beyond the forbearance period agreed to with the Company’s senior lender.

The Company’s senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility with respect to these defaults through July 27, 2020. Beginning with May 1, 2020 and continuing through the term of the forbearance agreement, interest and loan amortization payments will not be paid in cash, but an equivalent amount will be added to the principal amount of the term loans to be repaid in future periods.  During the forbearance period, the Adjusted EBITDA covenant was reduced, the required minimum cash balance to be maintained by the Company was reduced, and the borrowing base requirement was suspended. The Company is required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to repay the term loans under the senior secured credit facility.  In exchange for these concessions, the senior lender will receive an additional fee totaling 2% of the then outstanding loan balance when the debt is repaid.  The Company’s Junior Notes holders also agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through October 1, 2020.

Future compliance failures under the senior secured credit facility would subject the Company to significant risks, including the right of its senior lender to terminate its obligations under the senior secured credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies it may have under applicable law, including foreclosing on the Company’s and/or its subsidiaries’ assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, the Company’s financial condition and ability to continue operations would be materially jeopardized.  If the Company is unable to meet obligations to lenders and other creditors, the Company may have to significantly curtail or even cease operations.  The Company is evaluating potential sources of working capital, including the disposition of certain assets, and believes that the NOL carryback provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by the U.S. Congress in March 2020 will result in additional liquidity, although the timing of these future cash receipts is uncertain.  NOL carryback claims are expected to result in federal income tax refunds of approximately $9.0 million.  Management’s plans also include the evaluation of strategic alternatives to enhance shareholder value.  There is no assurance that the Company will be able to execute these plans.  Because of this uncertainty, there is substantial doubt about the Company’s ability to continue as a going concern.

2.	New Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (“Topic 326”).  This standard requires a forward-looking expected loss model for trade receivables rather than the incurred loss model for recognizing credit losses which reflects losses that are probable.  The Company adopted this standard as of the beginning of its fiscal year ending January 30, 2021 (‘‘Fiscal 2021’’).  The impact of adoption was not material.

3.	Intangible Assets

Intangible assets consists of the following:

	May 2, 2020			February 1, 2020
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$30,186	(20,796)	$9,390	$30,153	(20,600)	$9,553
Indefinite lived trademarks	45,157	—	45,157	49,557	—	49,557
	$75,343	$(20,796)	$54,547	$79,710	$(20,600)	$59,110

Intangible assets include trademarks that are classified as indefinite lived and not subjected to amortization.  Other indefinite lived trademarks include certain Cherokee brand trademarks that were acquired in historical transactions.  The Company's revenues have been adversely impacted by the COVID-19 pandemic and its effect on the Company’s licensees.  This was identified as an interim impairment indicator for the related indefinite lived trademarks during the preparation of the Company’s interim financial statements, and management performed an interim impairment test based on updated cash flow projections and discounted cash flows based on estimated weighted average costs of capital (income approach).   The Company determined that the fair values of its Hi-Tec and Magnum trademarks were not in excess of their carrying values, and as a result, an impairment charge of $4.4 million was recorded during the three months ended May 2, 2020 to adjust these trademarks to their estimated fair value.  The forcasted impact of the COVID-19 pandemic on the Company’s future revenues is subject to change as additional information becomes available.  Further impairments may be required if management’s revenue forecasts for Hi-Tec and Magnum are further reduced in future reporting periods. The Company has acquired other trademarks that are being amortized over their estimated useful lives, which average 10.0 years with no residual values.  Amortization of intangible assets was $0.2 million for both the three months ended May 2, 2020 and May 4, 2019.

The Company’s goodwill of $16.3 million arose from the Hi-Tec Acquisition that occurred during Fiscal 2017.  Goodwill is tested at least annually for impairment in the Company’s fourth quarter, and because the Company has one reporting unit, the impairment test is based primarily on the relationship between the Company’s market capitalization and the book value of its equity adjusted for an estimated control premium.  The annual goodwill impairment test in the fourth quarter of the fiscal year ended February 1, 2020 indicated that the Company’s goodwill was impaired, and an impairment charge of $4.1 million was recorded to reduce goodwill to $12.2 million.  The Company’s market capitalization was adversely affected during the three months ended May 2, 2020 as a result of the COVID-19 pandemic.  This was identified as an interim impairment indicator for goodwill during the preparation of the Company’s interim financial statements, and management performed an interim impairment test, which indicated that the Company’s goodwill was impaired.  Accordingly, an impairment charge of $5.4 million was recorded during the quarter ended May 2, 2020 to reduce goodwill to $6.8 million.
4.	Accounts Payable and Other Current Liabilities

Accounts Payable and other current liabilities consist of the following:

(In thousands)	May 2, 2020	February 1, 2020
Accounts payable	$2,881	$2,814
Accrued employee compensation and benefits	159	413
Restructuring plan liabilities	1,214	1,677
Income taxes payable	289	291
Other liabilities	682	1,087
	$5,225	$6,282

5.	Restructuring Plans

The Company incurred restructuring charges in Fiscal 2018 and Fiscal 2017 related to the Hi-Tec Acquisition and its integration into the Company’s ongoing operations (the “Hi-Tec Plan”).  Restructuring charges were also incurred during Fiscal 2019 as the Company took additional steps designed to improve its organizational efficiencies by eliminating redundant positions and unneeded facilities, and by terminating various consulting and marketing contracts (the “FY19 Plan”).

Payments against the restructuring plan obligations were as follows:

(In thousands)	FY19 Plan	Hi-Tec Plan	Total
Balance, February 1, 2020	1,649	28	1,677
Payments during the period	(463)	—	(463)
Balance, May 2, 2020	$1,186	$28	$1,214

6.	Debt

On August 3, 2018, the Company entered into a senior secured credit facility, which provided a $40.0 term loan, and $13.5 million of subordinated promissory notes (the “Junior Notes”). The credit facility was amended on January 30, 2019 to provide an additional term loan of $5.3 million. The term loans mature in August 2021 and generally require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all the assets of the Company and are guaranteed by the Company’s subsidiaries.  The Junior Notes mature in November 2021, and they are secured by a second priority lien on substantially all of the assets of Company and guaranteed by the Company’s subsidiaries.  Interest is generally payable monthly on the Junior Notes, but no periodic amortization payments are required.  The Junior Notes are subordinated in rights of payment and priority to the term loans but otherwise have economic terms substantially similar to the term loans.  The weighted-average interest rate on both the term loans and Junior Notes at May 2, 2020 was 10.8%.

The term loans are generally subject to a borrowing base and include financial covenants and obligations regarding the operation of the Company’s business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of Adjusted EBITDA, as defined in the agreement, and maintain a specified level of cash on hand. The Company is required to maintain a borrowing base comprising the value of the Company’s trademarks that exceeds the outstanding balance of the term loans.  If the borrowing base is less than the outstanding term loans at any measurement period, then the Company would be required to repay a portion of the term loans to eliminate such shortfall.  Events of default include, among other things, the occurrence of a change of control of the Company, and a default under the term loans agreement would also trigger a default under the Junior Notes agreements.

The Company’s operating results for the twelve months ended November 2, 2019 and February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report received from the Company’s senior secured lender during the first quarter of Fiscal 2021 indicated that the Company’s borrowing base is less than the outstanding term loan balance.  However, the Company’s senior secured lender has agreed to forbear from enforcing its rights under the senior secured credit facility in response to these events of default and borrowing base shorfall through July 27, 2020. (See Note 1, Liquidity and Going Concern.)  In conjunction with this forbearance agreement, the senior secured credit facility was amended to (i) reduce the Adjusted EBITDA requirement to $6.5 million for the twelve-months ending with the Company’s first quarter of Fiscal 2021, (ii) reduce the minimum cash requirement to $150,000 during the forbearance period, (iii) defer the quarterly principal payment otherwise due May 1, 2020 and (iv) accept interest payments in the form of additional principal rather than in cash during the forbearance period.  At the conclusion of the forbearance period, these amended items revert to the original terms of the senior secured credit facility.  The forbearance agreement also provides for a fee to be paid to the senior secured lender when the debt is repaid, and that a portion of the federal income tax refunds expected based on recent loss carryback claims filed by the Company will be used to pay the deferred amortization and interest paid in kind during the forbearance period.  The Company’s Junior Notes holders agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through October 1, 2020.

Outstanding borrowings under the term loans were $44.4 million at May 2, 2020 with associated unamortized debt issuance costs of $1.5 million. Outstanding Junior Notes were $14.0 million at May 2, 2020 with associated unamortized debt issuance costs of $0.3 million. As a result of the covenant violations and the short-term nature of the forbearance agreement referred to above, the total amount of the Company’s long-term debt is reflected as a current obligation in the Company’s May 2, 2020 consolidated balance sheet.

During the three months ended May 2, 2020 the company obtained a Paycheck Protection Program loan under the CARES Act totaling $0.7 million.   The Paycheck Protection Program loan bears interest at 1.0% per annum, is repayable monthly starting in October 2020, and matures in April 2022.  In addition, a portion of the loan may be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

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

The Company has non-cancelable operating lease agreements with various expiration dates for office space and equipment.  Certain lease agreements include options to renew, which are not reasonably certain to be exercised and therefore are not factored into our determination of the present value of lease obligations.

Operating lease costs are included as a component of selling, general and administrative expense and were $0.1 million and $0.2 million, excluding variable lease costs and sublease income, for the three months ended May 2, 2020 and May 4, 2019, respectively.  Cash paid for operating lease obligations is consistent with operating lease costs for the period.

As of May 2, 2020, the weighted-average remaining lease term is 4.4 years, and the weighted-average IBR is 8.8%.  The right-of-use assets as of May 2, 2020 was $1.5 million.  Future minimum commitments under non-cancelable operating leases as of May 2, 2020 are as follows:

(In thousands)	Operating Leases
Remainder of Fiscal 2021	$323
Fiscal 2022	442
Fiscal 2023	425
Fiscal 2024	434
Fiscal 2025	333
Total future minimum lease payments	1,957
Less imputed interest	(345)
Present value of operating lease liabilities	$1,612

8.	Revenues and Concentrations of Risk

Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Three Months Ended
(In thousands)	May 2, 2020	May 4, 2019
U.S. and Canada	$1,027	$1,342
EMEA (1)	1,132	1,349
Asia-Pacific	1,270	1,682
Latin America	605	679
Total	$4,034	$5,052
(1) EMEA includes Europe, Middle East and Africa

Long‑lived assets located in the United States and outside the United States amount to $0.2 million and $0.1 million, respectively, at May 2, 2020 and $0.2 million and $0.2 million, respectively, at February 1, 2020.

Deferred revenue totaled $2.9 million and $3.8 million at May 2, 2020 and February 1, 2020, respectively.  Revenue recognized in the three months ended May 2, 2020 and May 4, 2019 that was previously included in deferred revenue was $1.3 million and $0.7 million, respectively.

Five licensees accounted for approximately 60% of accounts receivable at May 2, 2020, and two licensees accounted for approximately 35%  of revenues for the three months ended May 2, 2020, respectively.  Four licensees accounted for approximately 45% of accounts receivable at February 1, 2020.  Two licensees accounted for approximately 28% of revenues for the three months ended May 4, 2019.

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

Each reporting period, the Company evaluates the realizability of its deferred tax assets, and in recent years has maintained a full valuation allowance against its deferred tax assets in the United States and the foreign subsidiaries acquired in the Hi-Tec Acquisition.  However, the CARES Act allows the Company’s historical net operating loss in Fiscal 2018 to be carried back two years and the Company’s net operating losses for Fiscal 2019, Fiscal 2020 and Fiscal 2021 to be carried back five years.  The Company recognized an income tax benefit of $9.0 million in the three months ended May 2, 2020 based on estimated tax refunds expected to result from these carryback claims.  The Company continues to maintain a full valuation allowance against its other deferred tax assets.  These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these other deferred tax assets will be realized.

The Company’s deferred tax liabilities related to its indefinite lived Hi-Tec and Magnum trademarks cannot be used as a source of taxable income to support the realization of the Company’s deferred tax assets.  Accordingly, the valuation allowance reserves for the deferred tax assets in these foreign jurisdictions and results in a “naked credit” for these indefinite-lived trademarks.  The impairment charge recorded during the quarter ended May 2, 2020 for these indefinite-lived trademarks reduced the naked credit, which resulted in a $0.7 million income tax benefit during the quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this discussion and analysis, “Apex Global Brands”, the “Company”, “we”, “us” and “our” refer to Apex Global Brands Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise.  Additionally, “Fiscal 2021” refers to our fiscal year ending January 30, 2021 and “Fiscal 2020” refers to our fiscal year ended February 1, 2020.  The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report.  The information contained in this quarterly report on Form 10‑Q is not a complete description of our business or the risks associated with an investment in our securities.  For additional context with which to understand our financial condition and results of operations, refer to management’s discussion and analysis of financial condition and results of operations (“MD&A”) contained in our Annual Report on Form 10‑K, for the fiscal year ended February 1, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on April 30, 2020, as well as the consolidated financial statements and notes contained therein (collectively, our “Annual Report”).  In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S‑K.  The section entitled “Risk Factors” set forth in Item 1A of our Annual Report and similar disclosures in our other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition.

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

For certain of our key legacy brands, including Cherokee, Hawk Signature and Tony Hawk, we have shifted our strategy for U.S. sales from DTR licensing to wholesale licensing. In addition, we are primarily pursuing a wholesale licensing strategy for global sales for our Hi-Tec, Magnum, Interceptor and 50 Peaks brands.  We believe wholesale licensing arrangements help to diversify our sources of revenue and licensee or other partner relationships, and may provide additional avenues to obtain brand recognition and grow our Company

We derive revenues primarily from licensing our trademarks to retailers and wholesalers all over the world, and we are continually pursuing relationships with new retailers, wholesalers and others in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums. As of May 2, 2020, we had 42 continuing license agreements in approximately 144 countries. These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Arvind, Reliance Retail, Tharanco, Martes Sports, Hi-Tec Europe, Hi-Tec South Africa, JD Sports, Black’s and Lidl. As of May 2, 2020, we had contractual rights to receive $55.2 million of forward facing minimum royalty revenues, excluding any revenues that may be guaranteed in connection with contract renewals.

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

Recent Developments

COVID-19 Global Pandemic

Our business has been materially adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures that began in earnest in March 2020.  Our business depends upon purchases and sales of our branded products by our licensees, and the prevalence of shelter-in-place and similar orders in the regions where our products are sold, together with the closure of many of our licensees’ or their customers’ stores, have resulted in significant declines in our royalties, which will likely continue for some period of time, and various licensees of ours have requested extensions of time for them to pay royalties due to us.  Our licensees manufacture and distribute goods that carry our brands, and the temporary closures of the facilities used by our licensees to perform these functions could cause further or extended declines in sales and royalties.  These shelter-in-place orders have begun to be lifted in various regions where our products are sold, which is expected to ease the negative effect of the pandemic on our licensees’ businesses and accordingly ease the negative effect on our royalty revenues and cash flows.  However, it is uncertain whether the relaxing of these orders will result in renewed COVID-19 infections and reinstatement of shelter-in-place orders, which would extend the adverse effects of the pandemic on our financial results.

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

The decline and anticipated decline in our revenues also exposes us to the risk that we will remain non-compliant with the covenants in our credit facility, which creates risk that our lender will exercise its rights to accelerate the amounts payable and foreclose on our assets.  For further information, refer to the credit facilities and CARES Act benefits section below under the caption, Liquidity and Capital Resources.

We have not been designated as an essential business, and therefore our offices in Sherman Oaks, California and Amsterdam in the Netherlands have been closed.  However, the nature of the work performed by our employees does not require us to assemble in our facilities, and we have successfully implemented work-from-home strategies using technologies that we generally had in place before the onset of the pandemic.  These strategies may result in inefficiencies and lost opportunities, but they are not expected to materially affect our internal control over financial reporting.  In previous years, we have successfully implemented cloud-based accounting systems that provide for remote access.  We are also unable to travel to meetings with our licensees or their customers, which historically has been an important component of our business strategy.  Our use of video conferencing technologies has been expanded and has proven effective, yet business opportunities may be diminished or lost due to the lack of in-person contact.

In March 2020, the federal government passed the CARES Act, which has several provisions that have been, and are expected to be, beneficial to us.  During the three months ended May 2, 2020, we received a $0.7 million loan under the Paycheck Protection Program that is being implemented by the Small Business Administration and numerous commercial banks across the country.  We anticipate that a substantial portion of this loan will be forgiven based on the amount we incur for payroll, rent and utilities in the weeks following the grant date of the loan.  The portion of the loan that is not forgiven will bear interest at 1.0% per annum and will mature two years from the date of funding.

The CARES Act also modified federal income tax regulations related to the carryback of net operating losses.  We incurred net operating losses in Fiscal 2018, Fiscal 2019, Fiscal 2020, and thus far in Fiscal 2021, which can be carried back either two or five years to receive refunds of federal income taxes previously paid.  Our current estimate of federal income tax refunds available to us is approximately $9.0 million, which is subject to change, and is expected to be received in various installments as our carryback claims and amended return are received and processed by the Internal Revenue Service.  The timing of such refunds cannot be assured.

Revenue Overview

We typically enter into license agreements with retailers and wholesalers for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Our revenues by geographic territory are as follows:

	Three Months Ended
(In thousands, except percentages)	May 2, 2020		May 4, 2019
U.S. and Canada	$1,027	25.5%	$1,342	26.6%
EMEA	1,132	28.0%	1,349	26.7%
Asia-Pacific	1,270	31.5%	1,682	33.3%
Latin America	605	15.0%	679	13.4%
Total	$4,034	100.0%	$5,052	100.0%

United States and Canada.  A substantial portion of our royalty revenues in the U.S. and Canada come from wholesale license arrangements for the sale of footwear bearing our Hi-Tec, Magnum and Interceptor brands.   Our royalty revenues from these categories have decreased as our licensees adapt to the new tariff environment.  Furthermore, our wholesale licensees in the United States experienced sales decreases, and hence our royalty revenues decreased, during the three months ended May 2, 2020 from the impact of the various shelter-in-place orders related to the COVID-19 pandemic.

EMEA.  Sales of products by our licensees that operate in Europe, the Middle East and Africa were negatively affected by shelter-in-place orders related to the COVID-19 pandemic, which had a corresponding negative impact on our royalty revenues during the three months ended May 2, 2020.

Asia-Pacific.  Our Cherokee licensee in Japan opted to not renew their license at the end of Fiscal 2020.  This resulted in a decrease in our royalty revenues during the three months ended May 2, 2020 and is expected to result in lower royalty revenues for the full year of Fiscal 2021.

Latin America.  Our royalty revenues in Latin America resulted primarily from our Cherokee Brand and Everyday California licensees in Mexico, Peru and Chile.  Our Hi-Tec and Magnum brands are also distributed in various other countries in Latin America.

Sales of products by most of our licensees are being negatively affected by the numerous shelter-in-place orders related to the COVID-19 pandemic, which have depressed wholesale and retail sales of footwear, apparel and related accessories. This had a corresponding negative impact on our royalty revenues in the three months ended May 2, 2020.  This trend is expected to continue into future quarters until the shelter-in-place orders are lifted and consumer demand is restored to pre-pandemic levels.

Results of Operations

The table below contains certain information about our continuing operations from our condensed consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended
(In thousands, except percentages)	May 2, 2020		May 4, 2019
Revenues:
Cherokee	$830	21%	$1,534	30%
Hi-Tec, Magnum, Interceptor and 50 Peaks	2,242	56%	2,526	50%
Hawk	99	2%	103	2%
Other brands	863	21%	889	18%
Total revenues	4,034	100%	5,052	100%
Operating expenses:
Selling, general and, administrative expenses	2,896	72%	3,855	76%
Stock-based compensation	150	4%	208	4%
Business acquisition and integration costs	—	—%	66	1%
Restructuring charges	—	—%	42	1%
Intangible assets and goodwill impairment charges	9,800	243%	—	—%
Depreciation and amortization	202	5%	257	5%
Total operating expenses	13,048	323%	4,428	88%
Operating income (loss)	(9,014)	(223)%	624	12%
Interest expense	(2,215)	(55)%	(2,244)	(44)%
Loss before income taxes	(11,229)	(278)%	(1,620)	(32)%
(Benefit) provision for income taxes	(9,380)	(233)%	638	13%
Net loss	$(1,849)	(46)%	$(2,258)	(45)%
Non-GAAP data:
Adjusted EBITDA(1)	$1,138		$1,197

(1)

We define Adjusted EBITDA as net income before (i) interest expense, (ii) other (income) expense, net, (iii) (benefit) provision for income taxes, (iv) depreciation and amortization, (v) gain on sale of assets, (vi) intangible assets and goodwill impairment charges (vii) restructuring charges, (viii) business acquisition and integration costs and (ix) stock-based compensation charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation, amortization and impairments, and the cost of acquiring or disposing of businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, non-operating income or expense items, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring or disposing of businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  A reconciliation from net loss from continuing operations as reported in our condensed consolidated statement of operations to Adjusted EBITDA is as follows:

	Three Months Ended
(In thousands)	May 2, 2020	May 4, 2019
Net loss	$(1,849)	$(2,258)
(Benefit) provision for income taxes	(9,380)	638
Interest expense	2,181	2,245
Other (income) expense, net	34	(1)
Depreciation and amortization	202	257
Intangible assets and goodwill impairment charges	9,800	—
Restructuring charges	—	42
Business acquisition and integration costs	—	66
Stock-based compensation	150	208
Adjusted EBITDA	$1,138	$1,197

Three Months Ended May 2, 2020 Compared to Three Months Ended May 4, 2019

The decrease in royalty revenues in the three months ended May 2, 2020 compared to the three months ended May 4, 2019 was primarily due to the decrease in sales by our licensees related to the COVID-19 shelter-in-place orders and the non-renewal of our Cherokee license in Japan.

Selling, general and administrative expenses decreased 25% to $2.9 million in the three months ended May 2, 2020 from $3.9 million in the three months ended May 4, 2019.  These ongoing expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our current operations.  This $1.0 million decrease reflects our restructuring plans that are continuing in Fiscal 2021 and the impact of cost-savings measures undertaken in response to the COVID-19 pandemic and related shortfall in revenues.

Stock-based compensation in the three months ended May 2, 2020 was $0.2 million and comprises charges related to stock options and restricted stock grants.

We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that are being amortized over their useful lives.  Our royalty revenues were re-projected in consideration of the negative impact on our licensee’s sales from the COVID-19 pandemic and related shelter-in-place orders.  These re-projections indicated that the fair values of our Hi-Tec and Magnum indefinite-lived trademarks were not in excess of their carrying values.  As a result, a non-cash impairment charge of $4.4 million was recorded during the three months ended May 2, 2020 to adjust these trademarks to their estimated fair value.  The forecasted impact of the COVID-19 pandemic on our future revenues is subject to change as additional information becomes available.  Further impairments may be required if our revenue forecasts for our indefinite-lived trademarks are further reduced in future reporting periods.

Our assessment of the fair value of goodwill is based primarily on the relationship between our market capitalization and the book value of our equity.  Our market capitalization was adversely affected during the three months ended May 2, 2020 because of the COVID-19 pandemic.  As a result of this impairment indicator, we performed an interim impairment test, which indicated that our goodwill was impaired.  As a result, we recorded a $5.4 million non-cash impairment charge to reduce the book value of goodwill.

Interest expense was $2.2 million in the three months ended May 2, 2020 and the three months ended May 4, 2019.  Our term loans and Junior Notes are based on LIBOR, but we are not benefitting from declining LIBOR rates because our interest rates are subject to a 2.0% LIBOR floor.

We reported an income tax benefit of $9.4 million in the three months ended May 2, 2020 compared to a provision of $0.6 million in the three months ended May 4, 2019.  Congress passed the CARES Act during the three months ended May 2, 2020 which changed the federal regulations regarding the carryback of net operating losses.  Our Fiscal 2018 net operating loss can now be carried back two years, and our net operating losses in Fiscal 2019, Fiscal 2020 and Fiscal 2021 can be carried back five years.  We estimate these carryback claims will result in refunds of approximately $9.0 of previously paid federal income taxes.  The timing of these future cash receipts is uncertain since it is based on when the Internal Revenue Service processes our refund claims and amended returns.  Even though we generated pretax losses in the three months ended May 4, 2019, we did not recognize tax benefits during that period, but we recorded an income tax provision, primarily as a result of deferred tax valuation allowances.

Our net loss was $1.8 million in the three months ended May 2, 2020 and $2.3 million in the three months ended May 4, 2019. Our Adjusted EBITDA decreased 5% to $1.1 million in the three months ended May 2, 2020, from $1.2 million in the three months ended May 4, 2019.

Liquidity and Capital Resources

We generally finance our working capital needs and capital investments with operating cash flows, term loans, subordinated promissory notes and lines of credit. On August 3, 2018, we entered into a $40.0 million term loan and $13.5 million of subordinated promissory notes, and on January 30, 2019, we obtained an incremental $5.3 million term loan. On December 31, 2019 we issued a $0.3 million subordinated promissory note to our former landlord as partial consideration for an early lease termination.

Cash Flows

Our operating activities provided $0.1 million of cash in the three months ended May 2, 2020, compared to $2.9 million used in the three months ended May 4, 2019.  This $3.0 million decrease in cash used in operating activities resulted primarily from a $1.6 million increase in cash flows from the change in accounts receivable and a $1.1 million increase in cash flows from using less cash to fund accounts payable and other current liabilities.

Our investing activities used minimal cash to fund trademark investments in both the three months ended May 2, 2020 and the three months ended May 4, 2019.

We received $0.7 million from the proceeds of a promissory note as part of the Paycheck Protection Program of the CARES Act in the three months ended May 2, 2020, which is being used to fund payroll expenses, employee benefits, rent and utilities.  We used $0.8 million of cash in the three months ended May 2, 2020 to make a principal payment on our term loan and pay for certain costs related to the forbearance agreement with our senior secured lender.  The principal payment on our term loan in the three months ended May 4, 2019 was more than offset by $0.6 million of cash received from the exercise of stock warrants.

Credit Facilities and CARES Act Benefits

On August 3, 2018, we replaced our previous credit facility with a combination of a new senior secured credit facility, which provided a $40.0 million term loan, and $13.5 million of subordinated secured promissory notes.  On January 30, 2019, the credit facility was amended to provide an additional $5.3 million term loan. The term loans mature in August 2021 and generally require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all of our assets and are guaranteed by our subsidiaries.  The subordinated promissory notes mature in November 2021, and they are secured by a second priority lien on substantially all of our assets and guaranteed by our subsidiaries.  Interest is generally payable monthly on the subordinated promissory notes, but no periodic amortization payments are required.  The subordinated promissory notes are subordinated in rights of payment and priority to the term loan but otherwise have economic terms substantially similar to the term loans.  In the three months ended May 2, 2020, we borrowed $0.7 under the Paycheck Protection Program of the CARES Act.  The Paycheck Protection Program loan bears interest at 1.0% per annum, is repayable monthly starting October 2020, and matures in April 2022.  In addition, a portion of the loan may be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

Excluding the interest payable in kind, the weighted-average interest rate on the term loans, the subordinated promissory notes and the Paycheck Protection Program loan at May 2, 2020 was 10.8%.  Outstanding borrowings under the senior secured credit facility were $44.4 million at May 2, 2020, outstanding subordinated secured promissory notes were $14.0 million, and the outstanding Paycheck Protection Program loan was $0.7 million.

The term loans are subject to a borrowing base and include financial covenants and obligations regarding the operation of our business that are customary in facilities of this type, including limitations on the payment of dividends.  Financial covenants include the requirement to maintain specified levels of Adjusted EBITDA, as defined in the credit agreement, and maintain a minimum cash balance.  We are also required to maintain a borrowing base comprising the value of our trademarks that exceeds the outstanding balance of the term loans.  If the borrowing base is less than the outstanding term loans at any measurement period, then we would be required to repay a portion of the term loan to eliminate such shortfall.

Our operating results for the twelve months ended November 2, 2019 and twelve months ended February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report we received from our senior secured lender during the three months ended May 2, 2020 indicated that our borrowing base is less than the outstanding balance of the term loans. However, our senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility through July 27, 2020.  In conjunction with the forbearance agreement, the senior secured credit facility was amended to reduce the Adjusted EBITDA requirement from $9.5 million to $6.5 million for the twelve-months ending with our first quarter of Fiscal 2021 and reduce our minimum cash requirement to $150,000 during the forbearance period.  The quarterly principal payment otherwise due May 1, 2020 was deferred, and interest payments due May 1, June 1 and July 1 will be paid in the form of additional principal rather than in cash.  At the conclusion of the forbearance period, these amended items revert to the original terms of the senior secured credit facility.  The forbearance agreement also provides for a fee to be paid to the senior secured lender when the debt is repaid, and that a portion of the federal income tax refunds expected based on recent loss carryback claims filed by the Company will be used to pay the deferred amortization and interest paid in kind during the forbearance period.  The Company’s Junior Notes holders agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through October 1, 2020. We are required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to repay the term loans under the senior secured credit facility.

Our latest financial projections, which have been revised to account for the current information we have regarding the potential impact of the COVID-19 global pandemic, indicate that there is a significant risk of further violations of the minimum Adjusted EBITDA covenant beyond the forbearance period agreed to with our senior lender.  Future compliance failures would subject us to significant risks, including the right of our senior lender to terminate their obligations under the senior secured credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies they may have under applicable law, including foreclosing on our assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, our financial condition and ability to continue operations would be materially jeopardized.  If we are unable to meet our obligations to our lenders and other creditors, we may have to significantly curtail or even cease operations.  Because of this uncertainty, there is substantial doubt about our ability to continue as a going concern.  We are evaluating potential sources of working capital, including the disposition of certain assets, and we believe that the NOL carryback provisions of the CARES Act will result in additional liquidity, although the timing of these cash inflows is uncertain.  Our NOL carryback claims are expected to result in federal income tax refunds of approximately $9.0 million.  We estimated that receipt of these tax refunds could range from two to 12 months from the date of this filing.  Our plans also include the evaluation of strategic alternatives to enhance shareholder value.  There is no assurance that we will be able to execute these plans or continue to operate as a going concern.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which are included in this report.  The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Refer to Note 3 of our condensed consolidated financial statements filed herewith regarding our indefinite lived trademarks and goodwill, and our Annual Report on Form 10-K for a discussion of our critical accounting policies and recent accounting pronouncements.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 2, 2020.

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

In March 2020, the World Health Organization recognized the outbreak of a novel coronavirus, COVID-19, as a pandemic.  Our business has been materially adversely affected by the effects of COVID-19 and the related protective public health measures.  Our business depends upon purchases and sales of our branded products by our licensees, and the prevalence of shelter-in-place and similar orders in the regions where our products are sold, together with the closure of many of our licensees’ or their customers’ stores, have resulted in significant declines in our royalties, which will likely continue for some period of time.  In response to the decline in revenues, we have implemented cost savings measures, including pay reductions, employee furloughs and other measures.  We can provide no assurance that these cost savings measures will not cause our business operations and results to suffer.  The decline and anticipated decline in our revenues also exposes us to the risk that we will remain non-compliant with the covenants in our credit facility, which creates risk that our lender will exercise its rights to accelerate the amounts payable and foreclose on our assets.  Our employees have limited access to our offices and are mostly working remotely, which may result in inefficiencies and lost opportunities.  In addition, the responses of the federal, international, state and regional governments to the pandemic, including the shelter-in-place and similar orders and the allocation of healthcare resources to treating those infected with the virus, has caused, and may continue to cause, a significant decline in retail sales, including sales of our branded products by our licensees.  Other adverse effects of the pandemic on our business could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of the facilities of the manufacturers and distributors of our branded products, which could cause further or extended declines in sales and royalties.  In addition, the continued spread of COVID-19, or the occurrence of other epidemics, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our branded products and further adversely impact our results of operations.

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

On August 3, 2018, we entered into a senior secured credit facility that provided a $40.0 million term loan, and $13.5 million of subordinated promissory notes.  The credit facility was amended on January 30, 2019 to provide an additional term loan of $5.3 million.  As of February 1, 2020, outstanding borrowings under the term loans were $44.4 million, and outstanding borrowings under subordinated promissory notes were $14.0 million.  The term loans mature in August 2021 and generally require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The subordinated promissory notes mature in November 2021.  Interest is generally payable monthly on the subordinated promissory notes, but no periodic amortization payments are required. On April 14, 2020, the company obtained a Paycheck Protection Program loan under the CARES Act totaling $0.7 million.   The Paycheck Protection Program loan bears interest at 1.0% per annum, is repayable monthly starting in October 2020, and matures in April 2022.  In addition, a portion of the loan may be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

The senior secured credit facility imposes various restrictions and covenants regarding the operation of our business, including covenants that require us to obtain the lender’s consent before we can, among other things and subject to certain limited exceptions: (i) incur additional indebtedness or additional liens on our property; (ii) consummate acquisitions, dispositions, mergers or consolidations; (iii) make any change in the nature of our business; (iv) enter into transactions with our affiliates; or (v) repurchase or redeem any outstanding shares of our common stock or pay dividends or other distributions, other than stock dividends, to our stockholders.  The senior secured credit facility also imposes financial covenants that set financial standards we are required to maintain, including the requirement to maintain specified levels of Adjusted EBITDA, as defined in the credit agreement, and maintain a minimum cash balance.  We are also required to maintain a borrowing base comprising the value of our trademarks that exceeds the outstanding balance of the term loan.  If the borrowing base is less than the outstanding term loan at any measurement period, then we would be required to repay a portion of the term loan to eliminate such shortfall.  Further, as collateral for the credit facility, we have granted a first priority security interest in favor of the lender in substantially all of our assets (including trademarks), and our indebtedness is guaranteed by our subsidiaries. If we do not comply with these requirements or if there is a change of control of the Company, it would be an event of default.

Our operating results for the twelve months ended November 2, 2019 and February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report we received from our senior secured lender during the three months ended May 2, 2020 indicated that our borrowing base is less than the outstanding balance of the term loans.  However, our senior lender has agreed to forbear from enforcing its rights with respect to certain events of default under the senior secured credit facility through July 27, 2020.  In conjunction with the forbearance agreement, the senior secured credit facility was amended to reduce the Adjusted EBITDA requirement from $9.5 million to $6.5 million for the twelve-months ending with our first quarter of Fiscal 2021 and reduce our minimum cash requirement to $150,000 during the forbearance period.  The quarterly principal payment otherwise due May 1, 2020 was deferred, and interest payments due May 1, June 1 and July 1 will be paid in the form of additional principal rather than in cash.  At the conclusion of the forbearance period, these amended items revert to the original terms of the senior secured credit facility.  The forbearance agreement also provides for a fee to be paid to the senior secured lender when the debt is repaid, and that a portion of the federal income tax refunds expected based on recent loss carryback claims filed by the Company will be used to pay the deferred amortization and interest paid in kind during the forbearance period.  The Company’s Junior Notes holders agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through October 1, 2020.  We are required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to repay the term loans under the senior secured credit facility.  Our financial projections indicate that there is a significant risk of further violations of the minimum Adjusted EBITDA covenant or minimum cash covenant beyond the forbearance period agreed to with our senior lender.  If any such future violation or other event of default occurs under the credit facility that is not forborne, cured or waived in accordance with the terms of the credit facility, we would be subject to significant risks, including the right of our lender to terminate its obligations under the credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies it may have under applicable law, including foreclosing on our and/or our subsidiaries’ assets that serve as collateral for the borrowed amounts.  Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements, which would give those lenders the right to terminate their obligations under the subordinated promissory note agreements and accelerate the payment of those promissory notes.  If any of these rights were to be exercised, our financial condition and ability to continue operations would be materially jeopardized.  If we are unable to meet obligations to lenders and other creditors, we may have to significantly curtail or even cease operations.  We are evaluating potential sources of working capital, including the disposition of certain assets, and we believe that certain provisions of the CARES Act passed by the U.S. Congress in March 2020 will result in additional liquidity.  We received proceeds of $0.7 million in the three months ended May 2, 2020 from a promissory note issued by one of our banks under the Paycheck Protection Program included in the CARES Act, and the NOL carryback provisions of the CARES Act are expected to result in federal refund claims of approximately $9.0 million.  Our plans also include the evaluation of strategic alternatives to enhance shareholder value.  However, there is no assurance that we will be able to execute these plans or continue to operate as a going concern.

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

ITEM 5.  OTHER INFORMATION

On June 11, 2020, the compensation committee of our board of directors approved the payment of accrued fees for the third and fourth quarters of Fiscal 2020 and the first quarter of Fiscal 2021 to our non-employee directors by the issuance of promissory notes.  The amounts of the promissory notes equate to the amounts currently due to each non-employee director under the current compensation arrangement previously approved by our compensation committee.  The promissory notes mature on October 31, 2020 and bear interest at the applicable federal rate published by the Internal Revenue Service.  We anticipate asking our stockholders to approve an increase in the shares available for grant under our Amended and Restated 2013 Stock Incentive Plan.  If such approval is obtained, the promissory notes can be settled in shares of our stock at our discretion; otherwise, they will be settled in cash.  Payment of the promissory notes accelerate upon (i) a separation from service, (ii) the death or disability of the note holder or (iii) a change in control of the Company.

ITEM 6.  EXHIBITS

The information required by this Item 6 is set forth on the Exhibit Index that immediately precedes the signature page to this report and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2019).
3.2	Certificate of Amendment of the Company’s Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2019).
3.3	Certificate of Correction to Certificate of Amendment of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2019).
3.4	Certificate of Amendment of the Company’s Certificate of Incorporation (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2019).
3.5	Certificate of Amendment of the Company’s Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
10.1*	Amendment to Forbearance Period dated February 28, 2020 by and between the Company and Gordon Brothers Finance Company and Gordon Brothers Brands, LLC.
10.2*	Amendment to Forbearance Period dated April 10, 2020 by and bewteen the Company and Gordon Brothers Finance Company and Gordon Brothers Brands, LLC.
10.3*	Promissory Note dated April 14, 2020 by and between the Company and Bank of America.
10.4*	Fourth Amendment to Financing Agreement and Forbearance Agreement dated April 30, 2020 by and between the Company and Gordon Brothers Finance Company and Gordon Brothers Brands, LLC.
10.5*	Form of Promissory Note issued by the Company to each of Jess Ravich, Patti Johnson, Dwight Mamanteo and Evan Hengel.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 16, 2020

APEX GLOBAL BRANDS INC.

By:	/s/ Henry Stupp
Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven L. Brink
Steven L. Brink
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)