Form 10-Q
period 2020-08-01
Apex Global Brands Inc.
filed 2020-09-15
CIK 844161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2020.

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

As of September 7, 2020, there were approximately 562,907 shares of the Registrant’s Common Stock outstanding.

APEX GLOBAL BRANDS INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	August 1, 2020	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$1,596	$1,209
Accounts receivable, net	4,213	4,962
Income tax and other receivables	8,876	157
Prepaid expenses and other current assets	1,159	1,431
Total current assets	15,844	7,759
Property and equipment, net	268	319
Intangible assets, net	54,404	59,110
Goodwill	6,752	12,152
Accrued revenue and other assets	3,270	3,582
Total assets	$80,538	$82,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other current liabilities	$5,515	$6,282
Current portion of long-term debt	59,157	56,044
Deferred revenue—current	1,942	3,551
Total current liabilities	66,614	65,877
Long-term liabilities:
Long-term debt	147	—
Deferred income taxes	9,156	9,515
Long-term lease liabilities	1,268	1,389
Other liabilities	829	794
Total liabilities	78,014	77,575
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.02 par value, 10,000,000 shares authorized, shares issued 562,907 (August 1, 2020) and 557,053 (February 1, 2020)	11	11
Additional paid-in capital	79,000	78,641
Accumulated deficit	(76,487)	(73,305)
Total stockholders’ equity	2,524	5,347
Total liabilities and stockholders’ equity	$80,538	$82,922

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Revenues	$4,379	$5,603	$8,413	$10,655
Operating expenses:
Selling, general and administrative expenses	2,101	3,069	4,997	6,924
Stock-based compensation	145	515	295	723
Business acquisition and integration costs	—	145	—	211
Restructuring charges	(97)	—	(97)	42
Intangible assets and goodwill impairment charges	—	—	9,800	—
Depreciation and amortization	243	254	445	511
Total operating expenses	2,392	3,983	15,440	8,411
Operating income (loss)	1,987	1,620	(7,027)	2,244
Other (expense) income:
Interest expense	(2,431)	(2,251)	(4,612)	(4,496)
Other (expense) income, net	(114)	60	(148)	61
Total other expense, net	(2,545)	(2,191)	(4,760)	(4,435)
Loss before income taxes	(558)	(571)	(11,787)	(2,191)
Provision (benefit) for income taxes	775	696	(8,605)	1,334
Net loss	$(1,333)	$(1,267)	$(3,182)	$(3,525)
Net loss per share:
Basic loss per share	$(2.38)	$(2.34)	$(5.69)	$(6.69)
Diluted loss per share	$(2.38)	$(2.34)	$(5.69)	$(6.69)
Weighted average common shares outstanding:
Basic	560	542	559	527
Diluted	560	542	559	527

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 1, 2020	557	$11	$78,641	$(73,305)	$5,347
Stock-based compensation	—	—	150	—	150
Stock Warrants	—	—	32	—	32
Net Loss	—	—	—	(1,849)	(1,849)
Balance, May 2, 2020	557	$11	$78,823	$(75,154)	$3,680
Stock-based compensation	—	—	145	—	145
Equity issuances, net of tax	6	—	—	—	—
Stock Warrants	—	—	32	—	32
Net Loss	—	—	—	(1,333)	(1,333)
Balance, August 1, 2020	563	$11	$79,000	$(76,487)	$2,524

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 2, 2019	490	$10	$76,917	$(61,805)	$15,122
Stock-based compensation	—	—	208	—	208
Equity issuances, net of tax	42	1	622	—	623
Stock Warrants	—	—	28	—	28
Net Loss	—	—	—	(2,258)	(2,258)
Balance, May 4, 2019	532	$11	$77,775	$(64,063)	$13,723
Stock-based compensation	—	—	515	—	515
Equity issuances, net of tax	20	—	—	—	—
Stock Warrants	—	—	28	—	28
Net Loss	—	—	—	(1,267)	(1,267)
Balance, August 3, 2019	552	$11	$78,318	$(65,330)	$12,999

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities:
Net loss	$(3,182)	$(3,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445	511
Restructuring charges	(97)	42
Intangible assets and goodwill impairment charge	9,800	—
Amortization of deferred financing costs	1,384	1,165
Interest expense paid in kind	1,947	—
Deferred income taxes and noncurrent provisions	(359)	776
Stock-based compensation and stock warrant charges	359	779
Changes in operating assets and liabilities:
Accounts receivable	749	(861)
Income tax and other receivables	(8,719)	43
Prepaid expenses and other current assets	272	163
Accrued revenue and other assets	312	(507)
Accounts payable and other liabilities	(680)	(2,976)
Long- term lease liabilities	(121)	—
Deferred revenue	(1,609)	1,369
Net cash provided by (used in) operating activities	501	(3,021)
Cash flows from investing activities:
Capital investments	(88)	(119)
Net cash used in investing activities	(88)	(119)
Cash flows from financing activities:
Proceeds from promissory note payable	735	—
Payments on term loan and line of credit	(350)	(600)
Debt issuance costs	(411)	(36)
Issuance of common stock	—	623
Net cash used in financing activities	(26)	(13)
Increase (decrease) in cash and cash equivalents	387	(3,153)
Cash and cash equivalents, beginning of period	1,209	4,284
Cash and cash equivalents, end of period	$1,596	$1,131
Cash paid for:
Income taxes	$510	$528
Interest	$1,278	$3,313
Noncash investing and financing activities:
Interest paid in kind	$1,947	$—

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Under the Company’s senior secured credit facility, the Company is required to maintain specified levels of Adjusted EBITDA as defined. The Company’s operating results for the twelve months ended November 2, 2019 and twelve months ended February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report prepared by the Company’s senior secured lender during the first quarter of Fiscal 2021 indicated that the Company’s borrowing base is less than the outstanding term loan balance.   Beginning in the first quarter of fiscal 2021, Company’s business has been materially adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures.  The Company’s business depends upon purchases and sales of products bearing the Company’s brands by the Company’s licensees, and the prevalence of shelter in place and similar orders in the regions where these products are sold, together with the closure of many retail stores of the Company’s licensees, have resulted in significant declines in the Company’s royalties, which will likely continue for some period of time.  In response to the decline in revenues, the Company has implemented cost savings measures, such as pay reductions and employee furloughs among other things.

The Company’s senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility with respect to these defaults through December 31, 2020, and the senior secured credit facility now matures on March 31, 2021 or December 31, 2020 if certain milestones are not met. Beginning with May 1, 2020 and continuing through the term of the forbearance agreement, interest and loan amortization payments will not be paid in cash, other than approximately $85,000 per month beginning on September 1, 2020 and the interest payment due August 1, 2020, but an equivalent amount will be added to the principal amount of the term loans to be repaid in future periods.  During the forbearance period, the Adjusted EBITDA covenant was reduced, the required minimum cash balance to be maintained by the Company was reduced, and the borrowing base requirement was suspended. The Company is required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to repay the term loans under the senior secured credit facility.  In exchange for these concessions, the senior lender will receive an additional fee totaling 2% of the outstanding loan balance when the debt is repaid, which together with other exit fees is expected to total approximately $2.5 million.  The Company’s Junior Note holders also agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through October 1, 2020, and payments to the Company’s Junior Notes holders are generally restricted by the forbearance agreement.

Future compliance failures under the senior secured credit facility would subject the Company to significant risks, including the right of its senior lender to terminate its obligations under the senior secured credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies it may have under applicable law, including foreclosing on the Company’s and/or its subsidiaries’ assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, or if the Company is unable to refinance its senior secured credit facility by the accelerated maturity of March 31, 2021, which could be further accelerated to December 31, 2020 if certain milestones are not met, the Company’s financial condition and ability to continue operations would be materially jeopardized.  If the Company is unable to meet obligations to lenders and other creditors, the Company may have to significantly curtail or even cease operations.  The Company is evaluating potential sources of working capital and believes that the NOL carryback provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by the U.S. Congress in March 2020 will result in additional liquidity, although the timing of these future cash receipts is uncertain.  NOL carryback claims are expected to result in federal income tax refunds of approximately $9.0 million.  Management’s plans also include the evaluation of strategic alternatives to enhance shareholder value.  There is no assurance that the Company will be able to execute these plans.  Because of this uncertainty, there is substantial doubt about the Company’s ability to continue as a going concern.

Reverse Stock Split

On September 2, 2020, the Company effected a one-for-ten reverse stock split (the “Reverse Stock Split”) of its common stock.  The Reverse Stock Split reduced the number of the Company’s outstanding shares of common stock from approximately 5.6 million shares to approximately 0.6 million shares.  Unless the context otherwise requires, all share and per share amounts in these condensed consolidated financial statements have been revised to reflect the Reverse Stock Split including reclassifying an amount equal to the reduction in par value of our common stock to additional paid-in capital.

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

3.	Intangible Assets

Intangible assets consists of the following:

	August 1, 2020			February 1, 2020
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$30,237	(20,990)	$9,247	$30,153	(20,600)	$9,553
Indefinite lived trademarks	45,157	—	45,157	49,557	—	49,557
	$75,394	$(20,990)	$54,404	$79,710	$(20,600)	$59,110

Intangible assets include trademarks that are classified as indefinite lived and not subjected to amortization.  The Company's revenues have been adversely impacted by the COVID-19 pandemic and its effect on the Company’s licensees.  This was identified as an interim impairment indicator for the related indefinite lived trademarks during the preparation of the Company’s interim financial statements for the quarter ended May 2, 2020, and management performed an interim impairment test at that time based on updated cash flow projections and discounted cash flows based on estimated weighted average costs of capital (income approach).   The Company determined that the fair values of its Hi-Tec and Magnum trademarks were not in excess of their carrying values, and as a result, an impairment charge of $4.4 million was recorded during the three months ended May 2, 2020 to adjust these trademarks to their estimated fair value.  The forecasted impact of the COVID-19 pandemic on the Company’s future revenues is subject to change as additional information becomes available.  Further impairments may be required if management’s revenue forecasts for Hi-Tec and Magnum are further reduced in future reporting periods. The Company has acquired other trademarks that are being amortized over their estimated useful lives, which average 10.0 years with no residual values.  Amortization of intangible assets was $0.2 million for both the three months ended August 1, 2020 and August 3, 2019, and $0.4 million for both the six months ended August 1, 2020 and August 3, 2019.

The Company’s goodwill arose from the Hi-Tec Acquisition that occurred during Fiscal 2017 and amounted to $16.3 million at that time.  Goodwill is tested at least annually for impairment in the Company’s fourth quarter, and because the Company has one reporting unit, the impairment test is based primarily on the relationship between the Company’s market capitalization and the book value of its equity adjusted for an estimated control premium.  The annual goodwill impairment test in the fourth quarter of the fiscal year ended February 1, 2020 indicated that the Company’s goodwill was impaired, and an impairment charge of $4.1 million was recorded to reduce goodwill to $12.2 million.  The Company’s market capitalization was adversely affected during the three months ended May 2, 2020 as a result of the COVID-19 pandemic.  This was identified as an interim impairment indicator for goodwill during the preparation of the Company’s interim financial statements, and management performed an interim impairment test, which indicated that the Company’s goodwill was impaired.  Accordingly, an impairment charge of $5.4 million was recorded during the quarter ended May 2, 2020 to reduce goodwill to $6.8 million.
4.	Accounts Payable and Other Current Liabilities

Accounts Payable and other current liabilities consist of the following:

(In thousands)	August 1, 2020	February 1, 2020
Accounts payable	$2,851	$2,814
Accrued employee compensation and benefits	293	413
Restructuring plan liabilities	994	1,677
Income taxes payable	309	291
Other liabilities	1,068	1,087
	$5,515	$6,282

5.	Restructuring Plans

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

Adjustments to, and payments against, the restructuring plan obligations were as follows:

(In thousands)	FY19 Plan	Hi-Tec Plan	Total
Balance, February 1, 2020	1,649	28	1,677
Restructuring charges	(97)		(97)
Payments during the period	(580)	(6)	(586)
Balance, August 1, 2020	$972	$22	$994

6.	Debt

On August 3, 2018, the Company entered into a senior secured credit facility, which provided a $40.0 term loan, and $13.5 million of subordinated promissory notes (the “Junior Notes”). The credit facility was amended on January 30, 2019 to provide an additional term loan of $5.3 million. The term loans generally require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all the assets of the Company and are guaranteed by the Company’s subsidiaries.  The Junior Notes mature in November 2021, and they are secured by a second priority lien on substantially all of the assets of Company and guaranteed by the Company’s subsidiaries.  Interest is generally payable monthly on the Junior Notes, but no periodic amortization payments are required.  The Junior Notes are subordinated in rights of payment and priority to the term loans but otherwise have economic terms substantially similar to the term loans.  The weighted-average interest rate on both the term loans and Junior Notes at August 1, 2020 was 11.0%.

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

The Company’s operating results for the twelve months ended November 2, 2019 and February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report prepared by the Company’s senior secured lender during the first quarter of Fiscal 2021 indicated that the Company’s borrowing base is less than the outstanding term loan balance.  However, the Company’s senior secured lender has agreed to forbear from enforcing its rights under the senior secured credit facility in response to these events of default and borrowing base shortfall, and on September 1, 2020, the senior secured credit facility was amended, and the forbearance agreement was extended through December 31, 2020 (the September 2020 Forbearance Agreement). (See Note 1, Liquidity and Going Concern).  In conjunction with the September 2020 Forbearance Agreement, the senior secured credit facility was amended to (i) reduce the Adjusted EBITDA requirement to $6.5 million during the forbearance period, (ii) reduce the minimum cash requirement to $100,000 during the forbearance period, (iii) defer the quarterly principal payment otherwise due during the forbearance period and (iv) accept interest payments in the form of additional principal rather than in cash during the forbearance period, other than approximately $85,000 per month beginning with September 1, 2020.  The September 2020 Forbearance Agreement requires that a portion of the Company’s federal income tax refunds expected to be received by the Company during the forbearance period be used to pay in cash the interest previously accrued and added to the principal amount of the term loans, and also to pay down a portion of the term loans principal balance.  After such federal income tax refunds are received, monthly interest will again be required in cash, and no further interest payment obligations will be deferred and added to the principal amount of the term loans. At the conclusion of the forbearance period, the Adjusted EBITDA requirement, the borrowing base requirement and the minimum cash requirement revert to the original terms of the senior secured credit facility.  Previous forbearance agreements provided for a fee to be paid to the senior secured lender when the debt is repaid.  The September 2020 Forbearance Agreement accelerates the maturity date of the Company’s senior secured credit facility from August 3, 2021 to March 31, 2021 or to December 31, 2020 if certain milestones are not met.  The Company’s Junior Note holders agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through October 1, 2020, and payments to the Junior Notes holders are generally restricted by the September 2020 Forbearance Agreement.

Outstanding borrowings under the term loans were $45.2 million at August 1, 2020 with associated unamortized debt issuance costs of $0.8 million. Outstanding Junior Notes were $14.4 million at August 1, 2020 with associated unamortized debt issuance costs of $0.2 million. As a result of the covenant violations and the short-term nature of the forbearance agreement referred to above, the total amount of the Company’s long-term debt is reflected as a current obligation in the Company’s August 1, 2020 consolidated balance sheet.

During the three months ended May 2, 2020 the company obtained a Paycheck Protection Program loan under the CARES Act totaling $0.7 million.   The Paycheck Protection Program loan bears interest at 1.0% per annum, is repayable monthly starting in October 2020, and matures in April 2022.  In addition, a substantial portion of the loan may be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

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

Operating lease costs are included as a component of selling, general and administrative expense and were $0.1 million and $0.2 million, excluding variable lease costs and sublease income, for the three and six months ended August 1, 2020 and $0.1 million and $0.3 million August 3, 2019, respectively.  Cash paid for operating lease obligations is consistent with operating lease costs for the period.

As of August 1, 2020, the weighted-average remaining lease term is 4.2 years, and the weighted-average IBR is 8.8%.  The right-of-use assets as of August 1, 2020 was $1.4 million.  Future minimum commitments under non-cancelable operating leases as of August 1, 2020 are as follows:

(In thousands)	Operating Leases
Remainder of Fiscal 2021	$152
Fiscal 2022	540
Fiscal 2023	425
Fiscal 2024	434
Fiscal 2025	352
Total future minimum lease payments	1,903
Less imputed interest	(326)
Present value of operating lease liabilities	$1,577

8.	Revenues and Concentrations of Risk

Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Three Months Ended		Six Months Ended
(In thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
U.S. and Canada	$1,029	$1,380	$2,056	$2,722
EMEA (1)	1,192	1,472	2,324	2,821
Asia-Pacific	1,352	1,856	2,622	3,538
Latin America	806	895	1,411	1,574
Total	$4,379	$5,603	$8,413	$10,655
(1) EMEA includes Europe, Middle East and Africa

Long‑lived assets located in the United States and outside the United States amount to $0.2 million and $0.1 million, respectively, at August 1, 2020 and $0.2 million and $0.2 million, respectively, at February 1, 2020.

Deferred revenue totaled $2.3 million and $3.8 million at August 1, 2020 and February 1, 2020, respectively.  Revenue recognized in the three and six months ended August 1, 2020 that was previously included in deferred revenue was $0.7 million and $1.9 million, respectively. Revenue recognized in the three and six months ended August 3, 2019 that was previously included in deferred revenue was $0.7 million and $1.4 million, respectively.

Three licensees accounted for approximately 40% of accounts receivable at August 1, 2020, and three licensees accounted for approximately 42% and two licensees for approximately 33% of revenues for the three and six months ended August 1, 2020, respectively.  Four licensees accounted for approximately 45% of accounts receivable at February 1, 2020.  Two licensees accounted for approximately 25% and two licensees for approximately 26% of revenues for the three and six months ended August 3, 2019.

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

10.Taxes on Income

Each reporting period, the Company evaluates the realizability of its deferred tax assets, and in recent years has maintained a full valuation allowance against its deferred tax assets in the United States and the foreign subsidiaries acquired in the Hi-Tec Acquisition.  However, the CARES Act allows the Company’s historical net operating loss in Fiscal 2018 to be carried back two years and the Company’s net operating losses for Fiscal 2019, Fiscal 2020 and Fiscal 2021 to be carried back five years.  The Company recognized an income tax benefit of in the six months ended August 1, 2020, which includes the estimated tax refunds expected to result from these carryback claims.  The Company continues to maintain a full valuation allowance against its other deferred tax assets.  These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these other deferred tax assets will be realized.

The Company’s deferred tax liabilities related to its indefinite lived Hi-Tec and Magnum trademarks cannot be used as a source of taxable income to support the realization of the Company’s deferred tax assets.  Accordingly, the valuation allowance reserves for the deferred tax assets in these foreign jurisdictions and results in a “naked credit” for these indefinite-lived trademarks.  The impairment charge recorded during the six months ended August 1, 2020 for these indefinite-lived trademarks reduced the naked credit, which resulted in an income tax benefit during the six months ended August 1, 2020.

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

For certain of our key legacy brands, including Cherokee, Hawk Signature and Tony Hawk, we have shifted our strategy for U.S. sales from DTR licensing to wholesale licensing. In addition, we are primarily pursuing a wholesale licensing strategy for global sales for our Hi-Tec, Magnum, Interceptor and 50 Peaks brands.  We believe wholesale licensing arrangements help to diversify our sources of revenue and licensee or other partner relationships, and may provide additional avenues to obtain brand recognition and grow our Company

We derive revenues primarily from licensing our trademarks to retailers and wholesalers all over the world, and we are continually pursuing relationships with new retailers, wholesalers and others in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums. As of August 1, 2020, we had 41 continuing license agreements in approximately 144 countries. These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Arvind, Reliance Retail, Tharanco, Martes Sports, Hi-Tec Europe, Hi-Tec South Africa, JD Sports, Black’s and Lidl. As of August 1, 2020, we had contractual rights to receive $47.1 million of forward facing minimum royalty revenues, excluding any revenues that may be guaranteed in connection with contract renewals.

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

Recent Developments

COVID-19 Global Pandemic

Our business has been materially adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures that began in earnest in March 2020.  Our business depends upon purchases and sales of our branded products by our licensees, and the prevalence of shelter-in-place and similar orders in the regions where our products are sold, together with the closure of many of our licensees’ or their customers’ stores, have resulted in significant declines in our royalties, which will likely continue for some period of time, and various licensees of ours have requested extensions of time for them to pay royalties due to us.  We believe the impact of the global pandemic increases the uncertainty around our ability to negotiate future renewals with our licensees on favorable terms.  Our licensees manufacture and distribute goods that carry our brands, and the temporary closures of the facilities used by our licensees to perform these functions could cause further or extended declines in sales and royalties.  The shelter-in-place orders have begun to be lifted in various regions where our products are sold, which is expected to ease the negative effect of the pandemic on our licensees’ businesses and accordingly ease the negative effect on our royalty revenues and cash flows.  However, it is uncertain whether the relaxing of these orders will result in renewed COVID-19 infections and reinstatement of shelter-in-place orders, which would extend the adverse effects of the pandemic on our financial results.

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

In March 2020, the federal government passed the CARES Act, which has several provisions that have been, and are expected to be, beneficial to us.  In April 2020, we received a $0.7 million loan under the Paycheck Protection Program that is being implemented by the Small Business Administration and numerous commercial banks across the country.  We anticipate that a substantial portion of this loan will be forgiven based on the amount we incur for payroll, rent and utilities in the weeks following the grant date of the loan.  The portion of the loan that is not forgiven will bear interest at 1.0% per annum and will mature two years from the date of funding.

The CARES Act also modified federal income tax regulations related to the carryback of net operating losses.  We incurred net operating losses in Fiscal 2018, Fiscal 2019, Fiscal 2020, and thus far in Fiscal 2021, which can be carried back either two or five years to receive refunds of federal income taxes previously paid.  Our current estimate of federal income tax refunds available to us is approximately $9.0 million, which is subject to change, and is expected to be received in various installments as our carryback claims and amended returns are received and processed by the Internal Revenue Service.  The timing of such refunds cannot be assured.

Revenue Overview

We typically enter into license agreements with retailers and wholesalers for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Our revenues by geographic territory are as follows:

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
U.S. and Canada	$1,029	23.5%	$1,380	24.6%	$2,056	24.4%	$2,722	25.5%
EMEA	1,192	27.2%	1,472	26.3%	2,324	27.6%	2,821	26.5%
Asia-Pacific	1,352	30.9%	1,856	33.1%	2,622	31.2%	3,538	33.2%
Latin America	806	18.4%	895	16.0%	1,411	16.8%	1,574	14.8%
Total	$4,379	100.0%	$5,603	100.0%	$8,413	100.0%	$10,655	100.0%

United States and Canada.  Our wholesale licensees in the United States experienced sales decreases, and hence our royalty revenues decreased, during the three and six months ended August 1, 2020 from the impact of the various shelter-in-place orders related to the COVID-19 pandemic.  Furthermore, a substantial portion of our royalty revenues in the U.S. and Canada come from wholesale license arrangements for the sale of footwear bearing our Hi-Tec, Magnum and Interceptor brands.   Our royalty revenues from these categories have decreased in comparison to the prior year as our licensees adapt to the new tariff environment.

EMEA.  Sales of products by our licensees that operate in Europe, the Middle East and Africa were negatively affected by shelter-in-place orders related to the COVID-19 pandemic, which had a corresponding negative impact on our royalty revenues during the three and six months ended August 1, 2020.

Asia-Pacific.  Our Cherokee licensee in Japan opted to not renew their license at the end of Fiscal 2020.  This resulted in a decrease in our royalty revenues during the three and six months ended August 1, 2020 and is expected to result in lower royalty revenues for the full year of Fiscal 2021.

Latin America.  Our royalty revenues in Latin America resulted primarily from our Cherokee Brand and Everyday California licensees in Mexico, Peru and Chile.  Our Hi-Tec and Magnum brands are also distributed in various other countries in Latin America.

Sales of products by most of our licensees are being negatively affected by the numerous shelter-in-place orders related to the COVID-19 pandemic, which have depressed wholesale and retail sales of footwear, apparel and related accessories. This had a corresponding negative impact on our royalty revenues in the three and six months ended August 1, 2020.  This trend is expected to continue into future quarters until the shelter-in-place orders are lifted and consumer demand is restored to pre-pandemic levels.

Results of Operations

The table below contains certain information about our continuing operations from our condensed consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
Revenues:
Cherokee	$929	21%	$1,899	34%	$1,759	21%	$3,433	32%
Hi-Tec, Magnum, Interceptor and 50 Peaks	2,431	56%	2,753	49%	4,673	56%	5,279	50%
Hawk	109	2%	70	1%	208	2%	173	2%
Other brands	910	21%	881	16%	1,773	21%	1,770	16%
Total revenues	4,379	100%	5,603	100%	8,413	100%	10,655	100%
Operating expenses:
Selling, general and, administrative expenses	2,101	48%	3,069	55%	4,997	59%	6,924	65%
Stock-based compensation	145	3%	515	9%	295	4%	723	7%
Business acquisition and integration costs	—	—%	145	3%	—	—%	211	2%
Restructuring charges	(97)	(2)%	—	—%	(97)	(1)%	42	0%
Intangible assets and goodwill impairment charges	—	—%	—	—%	9,800	116%	—	—%
Depreciation and amortization	243	6%	254	5%	445	5%	511	5%
Total operating expenses	2,392	55%	3,983	71%	15,440	184%	8,411	79%
Operating income (loss)	1,987	45%	1,620	29%	(7,027)	(84)%	2,244	21%
Interest and other expense (income)	(2,545)	(58)%	(2,191)	(39)%	(4,760)	(57)%	(4,435)	(42)%
Loss before income taxes	(558)	(13)%	(571)	(10)%	(11,787)	(140)%	(2,191)	(21)%
Provision (benefit) for income taxes	775	18%	696	12%	(8,605)	(102)%	1,334	13%
Net loss	$(1,333)	(30)%	$(1,267)	(23)%	$(3,182)	(38)%	$(3,525)	(33)%
Non-GAAP data:
Adjusted EBITDA(1)	$2,278		$2,534		$3,416		$3,731

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

	Three Months Ended		Six Months Ended
(In thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net loss	$(1,333)	(1,267)	(3,182)	(3,525)
Provision (benefit) for income taxes	775	696	(8,605)	1,334
Interest expense	2,431	2,251	4,612	4,496
Other expense (income), net	114	(60)	148	(61)
Depreciation and amortization	243	254	445	511
Intangible assets and goodwill impairment charges	—	—	9,800	—
Restructuring charges	(97)	—	(97)	42
Business acquisition and integration costs	—	145	—	211
Stock-based compensation	145	515	295	723
Adjusted EBITDA	$2,278	$2,534	$3,416	$3,731

Three and Six Months Ended August 1, 2020 Compared to Three and Six Months Ended August 3, 2019

The decrease in royalty revenues in the three and six months ended August 1, 2020 compared to the three and six months ended August 3, 2019 was primarily due to the decrease in sales by our licensees related to the COVID-19 shelter-in-place orders and the non-renewal of our Cherokee license in Japan.

Selling, general and administrative expenses decreased 32% to $2.1 million in the three months ended August 1, 2020 from $3.1 million in the three months ended August 3, 2019 and decreased 28% to $5.0 million in the six months ended August 1, 2020 from $6.9 million in the six months ended August 3, 2019. These ongoing expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our current operations.  These decreases reflect the impact of cost-savings measures undertaken in response to the COVID-19 pandemic and related shortfall in revenues, and the impact of our restructuring plans that are continuing in Fiscal 2021.

Stock-based compensation in the three and six months ended August 1, 2020 was $0.1 million and $0.3 million, respectively, and comprises charges related to stock options and restricted stock grants.

We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that are being amortized over their useful lives.  In connection with the first quarter of Fiscal 2021, our royalty revenues were re-projected in consideration of the estimated negative impact on our licensee’s sales from the COVID-19 pandemic and related shelter-in-place orders.  These re-projections indicated that the fair values of our Hi-Tec and Magnum indefinite-lived trademarks were not in excess of their carrying values.  As a result, a non-cash impairment charge of $4.4 million was recorded in the three months ended May 2, 2020 to adjust these trademarks to their estimated fair value.  The forecasted impact of the COVID-19 pandemic on our future revenues is subject to change as additional information becomes available.  Further impairments may be required if our revenue forecasts for our indefinite-lived trademarks are further reduced in future reporting periods.

Our assessment of the fair value of goodwill is based primarily on the relationship between our market capitalization and the book value of our equity.  Our market capitalization was adversely affected during the first quarter of Fiscal 2021 because of the COVID-19 pandemic.  As a result of this impairment indicator, we performed an interim impairment test, which indicated that our goodwill was impaired.  As a result, we recorded a $5.4 million non-cash impairment charge in the three months ended May 2, 2020 to reduce the book value of goodwill.

Interest expense was $2.4 million in the three months ended August 1, 2020 compared to $2.3 million in the three months ended August 3, 2019, and $4.6 million in the six months ended August 1, 2020 compared to $4.5 million in the six months ended August 3, 2019. Our term loans and Junior Notes are based on LIBOR, but we are not benefitting from declining LIBOR rates because our interest rates are subject to a 2.0% LIBOR floor.

We reported an income tax provision of $0.8 million and an income tax benefit $8.6 million in the three and six months ended August 1, 2020, respectively, compared to income tax provisions of $0.7 million and $1.3 million in the three and six months ended August 3, 2019.  Congress passed the CARES Act during the three months ended May 2, 2020 which changed the federal regulations regarding the carryback of net operating losses.  Our Fiscal 2018 net operating loss can now be carried back two years, and our net operating losses in Fiscal 2019, Fiscal 2020 and Fiscal 2021 can be carried back five years.  We estimate these carryback claims will result in refunds of approximately $9.0 million of previously paid federal income taxes, the benefit of which was recognized during the three months ended May 2, 2020. The timing of these future cash receipts is uncertain since it is based on when the Internal Revenue Service processes our refund claims and amended returns. Even though we generated pretax losses in the three and six months ended May 4, 2019, we did not recognize tax benefits during that period, but we recorded an income tax provision, primarily as a result of deferred tax valuation allowances.

Our net loss was $1.3 million and $3.2 million in the three and six months ended August 1, 2020 compared to a net loss $1.3 million and $3.5 million in the three and six months ended August 3, 2019. Our Adjusted EBITDA decreased 10% to $2.3 million in the three months ended August 1, 2020, from $2.5 million in the three months ended August 3, 2019, and decreased 8% to $3.4 million in the six months ended August 1, 2020 from $3.7 million in the six months ended August 3, 2019.

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

Cash Flows

Our operating activities provided $0.5 million of cash in the six months ended August 1, 2020, compared to using $3.0 million in the six months ended August 3, 2019.  This $3.5 million increase in cash provided by operating activities resulted primarily from not paying a portion of our interest expense in cash.  Rather, $1.9 million was paid in kind and added to the principal balance of our long-term debt.  In addition, we used less cash to fund our accounts payable and restructuring obligations.

Our investing activities used $0.1 million of cash to fund trademark investments in both the six months ended August 1, 2020 and the six months ended August 3, 2019.

We received $0.7 million from the proceeds of a promissory note as part of the Paycheck Protection Program of the CARES Act in the first quarter of Fiscal 2021, which was used to fund payroll expenses, employee benefits, rent and utilities.  We used $0.8 million of cash in the six months ended August 1, 2020 to make a principal payment on our term loan and pay for certain costs related to the forbearance agreement with our senior secured lender.  The principal payment on our term loan in the six months ended August 3, 2019 was more than offset by $0.6 million of cash received from the exercise of stock warrants.

Credit Facilities and CARES Act Benefits

On August 3, 2018, we replaced our previous credit facility with a combination of a new senior secured credit facility, which provided a $40.0 million term loan, and $13.5 million of subordinated secured promissory notes.  On January 30, 2019, the credit facility was amended to provide an additional $5.3 million term loan. The term loans generally require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all of our assets and are guaranteed by our subsidiaries.  The subordinated promissory notes mature in November 2021, and they are secured by a second priority lien on substantially all of our assets and guaranteed by our subsidiaries.  Interest is generally payable monthly on the subordinated promissory notes, but no periodic amortization payments are required.  The subordinated promissory notes are subordinated in rights of payment and priority to the term loan but otherwise have economic terms substantially similar to the term loans.  In the first quarter of Fiscal 2021, we borrowed $0.7 under the Paycheck Protection Program of the CARES Act.  The Paycheck Protection Program loan bears interest at 1.0% per annum and matures in April 2022.  We anticipate that a substantial portion of the loan will be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

Excluding the interest of 3% payable in kind on the $5.3 million term loan, the weighted-average interest rate on the term loans, the subordinated promissory notes and the Paycheck Protection Program loan at August 1, 2020 was 11.0%.  Outstanding borrowings under the senior secured credit facility were $45.2 million at August 1, 2020, outstanding subordinated secured promissory notes were $14.4 million, and the outstanding Paycheck Protection Program loan was $0.7 million.

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

Our operating results for the twelve months ended November 2, 2019 and twelve months ended February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report prepared by our senior secured lender during the three months ended May 2, 2020 indicated that our borrowing base was less than the outstanding balance of the term loans. However, our senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility, and on September 1, 2020, the senior secured credit facility was amended, and the forbearance agreement was extended through December 31, 2020.  In conjunction with the extended forbearance agreement, the senior secured credit facility was amended to reduce the Adjusted EBITDA requirement from $9.5 million to $6.5 million during the forbearance period and reduce our minimum cash requirement to $100,000 during the forbearance period.  The quarterly principal payment due during the extended forbearance period was deferred, and other than approximately $85,000 per month beginning with September 1, 2020, interest payments due during the forbearance period will be paid in the form of additional principal rather than in cash.  The extended forbearance agreement requires that a portion of our federal income tax refunds expected to be received during the forbearance period be used to pay in cash the interest previously accrued and added to the principal amount of the term loans, and also to pay down a portion of the term loans principal balance.  After such federal income tax refunds are received, monthly interest will again be required in cash, and no further interest payment obligations will be deferred and added to the principal amount of the term loans. At the conclusion of the forbearance period, the Adjusted EBITDA requirement, the borrowing base requirement and the minimum cash requirement revert to the original terms of the senior secured credit facility.  Previous forbearance agreements provided for a fee to be paid to the senior secured lender when the debt is repaid, which together with other exit fees is expected to total approximately $2.5 million.  The extended forbearance agreement accelerates the maturity date of the senior secured credit facility from August 3, 2021 to March 31, 2021 or to December 31, 2020 if certain milestones are not met.  The Company’s Junior Note holders agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through October 1, 2020, and payments to the Junior Notes holders are generally restricted by the forbearance agreements. We are required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to repay the term loans under the senior secured credit facility.

Future compliance failures under our senior secured credit facility would subject us to significant risks, including the right of our senior lender to terminate their obligations under the senior secured credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies they may have under applicable law, including foreclosing on our assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, or if we are unable to refinance our senior secured credit facility by the accelerated maturity of March 31, 2021, which could be further accelerated to December 31, 2020 if certain milestones are not met, our financial condition and ability to continue operations would be materially jeopardized.  If we are unable to meet our obligations to our lenders and other creditors, we may have to significantly curtail or even cease operations.   We are evaluating potential sources of working capital, and we believe that the NOL carryback provisions of the CARES Act will result in additional liquidity, although the timing of these cash inflows is uncertain.  Our NOL carryback claims are expected to result in federal income tax refunds of approximately $9.0 million.  We estimated that receipt of these tax refunds could range from one to 12 months from the date of this filing.  Our plans also include the evaluation of strategic alternatives to enhance shareholder value.  There is no assurance that we will be able to execute these plans, and because of this uncertainty, there is substantial doubt about our ability to continue as a going concern.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 1, 2020.

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

In March 2020, the World Health Organization recognized the outbreak of a novel coronavirus, COVID-19, as a pandemic.  Our business has been materially adversely affected by the effects of COVID-19 and the related protective public health measures.  Our business depends upon purchases and sales of our branded products by our licensees, and the prevalence of shelter-in-place and similar orders in the regions where our products are sold, together with the closure of many of our licensees’ or their customers’ stores, have resulted in significant declines in our royalties, which will likely continue for some period of time.  Various licensees of ours have requested extensions of time for them to pay royalties due to us, and we believe the impact of the global pandemic increases the uncertainty around our ability to negotiate future renewals with our licensees on favorable terms.  In response to the decline in revenues, we have implemented cost savings measures, including pay reductions, employee furloughs and other measures.  We can provide no assurance that these cost savings measures will not cause our business operations and results to suffer.  The decline and anticipated decline in our revenues also exposes us to the risk that we will remain non-compliant with the covenants in our credit facility, which creates risk that our lender will exercise its rights to accelerate the amounts payable and foreclose on our assets.  Our employees have limited access to our offices and are mostly working remotely, which may result in inefficiencies and lost opportunities.  In addition, the responses of the federal, international, state and regional governments to the pandemic, including the shelter-in-place and similar orders and the allocation of healthcare resources to treating those infected with the virus, has caused, and may continue to cause, a significant decline in retail sales, including sales of our branded products by our licensees.  Other adverse effects of the pandemic on our business could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of the facilities of the manufacturers and distributors of our branded products, which could cause further or extended declines in sales and royalties.  In addition, the continued spread of COVID-19, or the occurrence of other epidemics, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our branded products and further adversely impact our results of operations.

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

On August 3, 2018, we entered into a senior secured credit facility that provided a $40.0 million term loan, and $13.5 million of subordinated promissory notes.  The credit facility was amended on January 30, 2019 to provide an additional term loan of $5.3 million.  As of August 1, 2020, outstanding borrowings under the term loans were $45.2 million, and outstanding borrowings under subordinated promissory notes were $14.4 million.  The term loans generally require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The subordinated promissory notes mature in November 2021.  Interest is generally payable monthly on the subordinated promissory notes, but no periodic amortization payments are required. On April 14, 2020, the company obtained a Paycheck Protection Program loan under the CARES Act totaling $0.7 million.   The Paycheck Protection Program loan bears interest at 1.0% per annum and matures in April 2022.  We anticipate that a substantial portion of the loan will be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

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

Our operating results for the twelve months ended November 2, 2019 and February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report prepared by our senior secured lender during the three months ended May 2, 2020 indicated that our borrowing base is less than the outstanding balance of the term loans.  However, our senior lender has agreed to forbear from enforcing its rights with respect to certain events of default under the senior secured credit facility, and on September 1, 2020, the senior secured credit facility was amended and the forbearance agreement was extended through December 31, 2020  In conjunction with the extended forbearance agreement, the senior secured credit facility was amended to reduce the Adjusted EBITDA requirement from $9.5 million to $6.5 million during the forbearance period and reduce our minimum cash requirement to $100,000 during the forbearance period.  The quarterly principal payment due during the forbearance period was deferred, and other than approximately $85,000 per month beginning with September 1, 2020, interest payments due during the forbearance period will be paid in the form of additional principal rather than in cash.  The extended forbearance agreement requires that a portion of our federal income tax refunds expected to be received during the forbearance period be used to pay in cash the interest previously accrued and added to the principal amount of the term loans, and also to pay down a portion of the term loans principal balance.  After such federal income tax refunds are received, monthly interest will again be required in cash, and no further interest payment obligations will be deferred and added to the principal amount of the term loans. At the conclusion of the forbearance period, the Adjusted EBITDA requirement, the borrowing base requirement and the minimum cash requirement revert to the original terms of the senior secured credit facility.  Previous forbearance agreements provided for a fee to be paid to the senior secured lender when the debt is repaid, which together with other exit fees is expected to total approximately $2.5 million.  The extended forbearance agreement accelerates the maturity date of the senior secured credit facility from August 3, 2021 to March 31, 2021 or to December 31, 2020 if certain milestones are not met.  The Company’s Junior Note holders agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through October 1, 2020, and payments to the Junior Note holders are generally restricted by the extended forbearance agreement.  We are required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to repay the term loans under the senior secured credit facility.  There is a significant risk that we violate milestone provisions of the extended forbearance agreement.  If any such future violation or other event of default occurs under the extended forbearance agreement or the underlying credit facility that is not forborne, cured or waived in accordance with the terms of the credit facility, we would be subject to significant risks, including the right of our lender to terminate its obligations under the credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies it may have under applicable law, including foreclosing on our and/or our subsidiaries’ assets that serve as collateral for the borrowed amounts.  Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements, which would give those lenders the right to terminate their obligations under the subordinated promissory note agreements and accelerate the payment of those promissory notes.  If any of these rights were to be exercised, or if we are unable to refinance our senior secured credit facility by the accelerated maturity of March 31, 2021, which could be further accelerated to December 31, 2020 if certain milestones are not met, our financial condition and ability to continue operations would be materially jeopardized.  If we are unable to meet obligations to lenders and other creditors, we may have to significantly curtail or even cease operations.  We are evaluating potential sources of working capital, and we believe that certain provisions of the CARES Act passed by the U.S. Congress in March 2020 will result in additional liquidity.  We received proceeds of $0.7 million in the first quarter of Fiscal 2021 from a promissory note issued by one of our banks under the Paycheck Protection Program included in the CARES Act, and the NOL carryback provisions of the CARES Act are expected to result in federal refund claims of approximately $9.0 million.  Our plans also include the evaluation of strategic alternatives to enhance shareholder value.  However, there is no assurance that we will be able to execute these plans or continue to operate as a going concern.

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

On June 5, 2018, we received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) notifying us that, because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days, we were no longer in compliance with Nasdaq’s minimum bid price rule, which is a requirement for continued listing on the Nasdaq Global Market. Nasdaq’s rules require that we would need to regain compliance with this rule by December 3, 2018.  On December 4, 2018, however, we received a letter from Nasdaq notifying us that our transfer to the Nasdaq Capital Market was approved and that we had been granted an additional 180-day extension period to regain compliance with the minimum bid price rule.  This 180-day period expired on June 3, 2019.  We received another letter from Nasdaq on June 4, 2019 indicating their intent to delist our securities from the Nasdaq Capital Market on June 13, 2019 because we had not achieved the required minimum bid price unless we requested an appeal of this determination.  We filed our appeal on June 6, 2019 and met with the Nasdaq Hearings Panel in August 2019. The Nasdaq Hearings Panel accepted our compliance plan, which resulted in the September 2019 one-for-three reverse stock split described in Note 1 to our condensed consolidated financial statements included in this report.  On October 30, 2019, The Nasdaq Hearings Panel granted our continued listing on Nasdaq subject to further review after December 2, 2019.  On December 11, 2019, we received a letter from Nasdaq informing us that the Nasdaq Hearings Panel determined that we had regained compliance with the minimum bid price rule.  As a result, the Nasdaq Hearings Panel determined that we were in compliance with all applicable listing standards required for listing on The Nasdaq Capital Market.  However, based on our recent bid price history, the Nasdaq Hearings Panel imposed a Hearings Panel monitor pursuant to Nasdaq Listing Rule 5815(d)(4)(A), through December 2, 2020.  On April 3, 2020, we received notice from Nasdaq indicating that, based upon the Company’s non-compliance with the minimum closing bid price requirement of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”), for the prior 30-consecutive business day period, the Company’s securities were subject to suspension and delisting unless the Company timely requests a hearing before the Nasdaq Hearings Panel. We were not provided the 180-day compliance period typically granted to issuers under Nasdaq Listing Rule 5810(c)(3)(A) because we were already under the jurisdiction of the Nasdaq Hearings Panel.  We filed our appeal on April 10, 2020, which stays any further action by Nasdaq at least pending the ultimate conclusion of the hearing process. On April 16, 2020, Nasdaq announced it was providing temporary relief from the Rule as a result of the COVID-19 pandemic and related extraordinary market conditions.   Compliance requirements resumed on July 1, 2020.   At the hearing, we presented our plan to regain compliance with the Rule and were granted an extension within which to do so. On September 2, 2020, we completed a one-for-ten reverse stock split, which increased our bid price and reduced our outstanding shares. On September 4, 2020, we received a notice from Nasdaq that we are not in compliance with the minimum publicly held share requirement, Nasdaq Listing Rule 5550(a)(4).  The notice indicates that the Nasdaq Hearings Panel will consider this matter in their decision regarding our continued listing on The Nasdaq Capital Market.  We have submitted additional information regarding our plans to regain compliance to the Nasdaq Hearings Panel for their consideration. There can be no assurance that we will be able to evidence compliance with the applicable listing criteria within the period of time that may be provided by the Nasdaq Hearing Panel.

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of the Company (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2019).
3.2	Certificate of Amendment of the Company’s Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2019).
3.3	Certificate of Correction to Certificate of Amendment of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2019).
3.4	Certificate of Amendment of the Company’s Certificate of Incorporation (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2019).
3.5	Certificate of Amendment of the Company’s Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
3.6	Certificate of Amendment of the Company’s Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2020)
10.1

Amendment to Forbearance Period dated February 28, 2020 by and among the Company, Gordon Brothers Finance Company and Gordon Brothers Brands, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with SEC on June 16, 2020).

10.2

Amendment to Forbearance Period dated April 10, 2020 by and among the Company, Gordon Brothers Finance Company and Gordon Brothers Brands, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with SEC on June 16, 2020).

10.3	Promissory Note dated April 14, 2020 by and between the Company and Bank of America (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with SEC on June 16, 2020).
10.4

Fourth Amendment to Financing Agreement and Forbearance Agreement dated April 30, 2020 by and between the Company and Gordon Brothers Finance Company and Gordon Brothers Brands, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with SEC on June 16, 2020).

10.5

Form of Promissory Note issued by the Company to each of Jess Ravich, Patti Johnson, Dwight Mamanteo and Evan Hengel (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with SEC on June 16, 2020).

10.6*	Fifth Amendment to Financing Agreement and Forbearance Agreement dated September 1, 2020 by and among the Company, Gordon Brothers Finance Company and Gordon Brothers Brand, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 15, 2020

APEX GLOBAL BRANDS INC.

By:	/s/ Henry Stupp
Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven L. Brink
Steven L. Brink
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)