Form 10-Q
period 2020-10-31
Apex Global Brands Inc.
filed 2020-12-15
CIK 844161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2020.

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of December 7, 2020, there were approximately 569,130 shares of the Registrant’s Common Stock outstanding.

APEX GLOBAL BRANDS INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	October 31, 2020	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$1,629	$1,209
Accounts receivable, net	3,927	4,962
Income tax and other receivables	8,876	157
Prepaid expenses and other current assets	1,331	1,431
Total current assets	15,763	7,759
Property and equipment, net	240	319
Intangible assets, net	49,647	59,110
Goodwill	6,752	12,152
Accrued revenue and other assets	3,508	3,582
Total assets	$75,910	$82,922
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and other current liabilities	$6,145	$6,282
Current portion of long-term debt	60,938	56,044
Deferred revenue—current	1,263	3,551
Total current liabilities	68,346	65,877
Long-term liabilities:
Long-term debt	490	—
Deferred income taxes	8,379	9,515
Long-term lease liabilities	1,159	1,389
Other liabilities	842	794
Total liabilities	79,216	77,575
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.02 par value, 25,000,000 shares authorized, shares issued 569,130 (October 31, 2020) and 557,053 (February 1, 2020)	11	11
Additional paid-in capital	79,139	78,641
Accumulated deficit	(82,456)	(73,305)
Total stockholders’ (deficit) equity	(3,306)	5,347
Total liabilities and stockholders’ (deficit) equity	$75,910	$82,922

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Revenues	$4,050	$4,894	$12,463	$15,549
Operating expenses:
Selling, general and administrative expenses	2,291	3,193	7,288	10,117
Stock-based compensation	110	153	405	876
Transaction and other costs	654	73	654	284
Restructuring charges	—	138	(97)	180
Intangible assets and goodwill impairment charges	4,607	5,000	14,407	5,000
Depreciation and amortization	223	232	668	743
Total operating expenses	7,885	8,789	23,325	17,200
Operating loss	(3,835)	(3,895)	(10,862)	(1,651)
Other (expense) income:
Interest expense	(2,895)	(2,182)	(7,507)	(6,678)
Other (expense) income, net	(27)	(59)	(175)	2
Total other expense, net	(2,922)	(2,241)	(7,682)	(6,676)
Loss before income taxes	(6,757)	(6,136)	(18,544)	(8,327)
(Benefit) provision for income taxes	(788)	692	(9,393)	2,026
Net loss	$(5,969)	$(6,828)	$(9,151)	$(10,353)
Net loss per share:
Basic loss per share	$(10.58)	$(12.35)	$(16.34)	$(19.32)
Diluted loss per share	$(10.58)	$(12.35)	$(16.34)	$(19.32)
Weighted average common shares outstanding:
Basic	564	553	560	536
Diluted	564	553	560	536

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 1, 2020	557	$11	$78,641	$(73,305)	$5,347
Stock-based compensation	—	—	150	—	150
Stock warrants	—	—	32	—	32
Net loss	—	—	—	(1,849)	(1,849)
Balance, May 2, 2020	557	$11	$78,823	$(75,154)	$3,680
Stock-based compensation	—	—	145	—	145
Equity issuances, net of tax	6	—	—	—	-
Stock warrants	—	—	32	—	32
Net loss	—	—	—	(1,333)	(1,333)
Balance, August 1, 2020	563	$11	$79,000	$(76,487)	$2,524
Stock-based compensation	—	—	110	—	110
Equity issuances, net of tax	6	—	(3)	—	(3)
Stock warrants	—	—	32	—	32
Net loss	—	—	—	(5,969)	(5,969)
Balance, October 31, 2020	569	$11	$79,139	$(82,456)	$(3,306)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 2, 2019	490	$10	$76,917	$(61,805)	$15,122
Stock-based compensation	—	—	208	—	208
Equity issuances, net of tax	42	1	622	—	623
Stock warrants	—	—	28	—	28
Net loss	—	—	—	(2,258)	(2,258)
Balance, May 4, 2019	532	$11	$77,775	$(64,063)	$13,723
Stock-based compensation	—	—	515	—	515
Equity issuances, net of tax	20	—	—	—	—
Stock warrants	—	—	28	—	28
Net loss	—	—	—	(1,267)	(1,267)
Balance, August 3, 2019	552	$11	$78,318	$(65,330)	$12,999
Stock-based compensation	—	—	153	—	153
Equity issuances, net of tax	5	—	(21)	—	(21)
Stock warrants	—	—	27	—	27
Net loss	—	—	—	(6,828)	(6,828)
Balance, November 2, 2019	557	$11	$78,477	$(72,158)	$6,330

See notes to condensed consolidated financial statements.

APEX GLOBAL BRANDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities:
Net loss	$(9,151)	$(10,353)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	668	743
Restructuring charges	(97)	180
Intangible assets and goodwill impairment charge	14,407	5,000
Amortization of deferred financing costs	2,641	1,755
Interest expense paid in kind	3,296	—
Deferred income taxes and other noncurrent provisions	(1,172)	1,163
Stock-based compensation and stock warrant charges	501	958
Changes in operating assets and liabilities:
Accounts receivable	1,035	(989)
Income tax and other receivables	(8,719)	49
Prepaid expenses and other current assets	100	207
Accrued revenue and other assets	74	(569)
Accounts payable and other liabilities	44	(2,640)
Long- term lease liabilities	(230)	—
Deferred revenue	(2,288)	2,243
Net cash provided by (used in) operating activities	1,109	(2,253)
Cash flows from investing activities:
Capital investments	(133)	(195)
Net cash used in investing activities	(133)	(195)
Cash flows from financing activities:
Proceeds from promissory note payable	735	—
Payments on term loan	(700)	(950)
Debt issuance costs	(588)	(39)
Issuance of common stock	(3)	601
Net cash used in financing activities	(556)	(388)
Increase (decrease) in cash and cash equivalents	420	(2,836)
Cash and cash equivalents, beginning of period	1,209	4,284
Cash and cash equivalents, end of period	$1,629	$1,448
Cash paid for:
Income taxes	$738	$790
Interest	$1,863	$4,923
Noncash investing and financing activities:
Interest paid in kind	$3,296	$—

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Under the Company’s senior secured credit facility, the Company is required to maintain specified levels of Adjusted EBITDA as defined. The Company’s operating results for the twelve months ended November 2, 2019 and twelve months ended February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report prepared by the Company’s senior secured lender during the first quarter of Fiscal 2021 indicated that the Company’s borrowing base is less than the outstanding term loan balance.   Beginning in the first quarter of fiscal 2021, the Company’s business has been materially adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures.  The Company’s business depends upon purchases and sales of products bearing the Company’s brands by the Company’s licensees, and the prevalence of shelter in place and similar orders in the regions where these products are sold, together with the closure of many retail stores of the Company’s licensees, have resulted in significant declines in the Company’s royalties, which will likely continue for some period of time.  In response to the decline in revenues, the Company has implemented cost savings measures, such as pay reductions and employee furloughs among other things.

The Company’s senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility with respect to various defaults through December 31, 2020 or March 31, 2021 if certain milestones are met, and the senior secured credit facility now matures on March 31, 2021 or December 31, 2020 if certain milestones are not met. Beginning with May 1, 2020 and continuing through the term of the forbearance agreement, interest and loan amortization payments are not be paid in cash, other than approximately $85,000 per month beginning on September 1, 2020 and the interest payment due August 1, 2020, but an equivalent amount is added to the principal amount of the term loans to be repaid.  During the forbearance period, the Adjusted EBITDA covenant was reduced, the required minimum cash balance to be maintained by the Company was reduced, and the borrowing base requirement was suspended.  The Company is required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to repay the term loans under the senior secured credit facility.  In exchange for these concessions, the senior lender will receive an additional fee totaling 2% of the outstanding loan balance when the debt is repaid, which together with other exit fees is expected to total approximately $2.5 million.  The Company’s Junior Note holders also agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through January 1, 2021, and payments to the Company’s Junior Notes holders are generally restricted by the forbearance agreement.

Future compliance failures under the senior secured credit facility subjects the Company to significant risks, including the right of its senior lender to terminate its obligations under the senior secured credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies it may have under applicable law, including foreclosing on the Company’s and/or its subsidiaries’ assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, or if the Company is unable to refinance its senior secured credit facility by the accelerated maturity of March 31, 2021, which could be further accelerated to December 31, 2020 if certain milestones are not met, the Company’s financial condition and ability to continue operations would be materially jeopardized.  If the Company is unable to meet obligations to lenders and other creditors, the Company may have to significantly curtail or even cease operations.  The Company is evaluating potential sources of working capital and believes that the NOL carryback provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by the U.S. Congress in March 2020 will result in additional liquidity, although the timing of these future cash receipts is uncertain.  NOL carryback claims are expected to result in federal income tax refunds of approximately $9.1 million.  Management’s plans also include the evaluation of strategic alternatives to refinance its debt or otherwise enhance shareholder value.  There is no assurance that the Company will be able to execute these plans.  Because of this uncertainty, there is substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Intangible Assets

Intangible assets consists of the following:

	October 31, 2020			February 1, 2020
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Amortizable trademarks	$30,283	(21,186)	$9,097	$30,153	(20,600)	$9,553
Indefinite lived trademarks	40,550	—	40,550	49,557	—	49,557
	$70,833	$(21,186)	$49,647	$79,710	$(20,600)	$59,110

Intangible assets include trademarks that are classified as indefinite lived and not subjected to amortization.  The Company's revenues have been adversely impacted by the COVID-19 pandemic and its effect on the Company’s licensees.  This was identified as an interim impairment indicator for the related indefinite lived trademarks during the preparation of the Company’s interim financial statements for the quarters ended May 2, 2020 and October 31, 2020, and management performed interim impairment tests at those times based on updated cash flow projections and discounted cash flows based on estimated weighted average costs of capital (income approach).   The Company determined that the fair values of its Hi-Tec and Magnum trademarks were not in excess of their carrying values, and as a result, an impairment charge of $4.4 million was recorded during the three months ended May 2, 2020 and an additional impairment charge of $4.6 million was recorded during the three months ended October 31, 2020 to adjust these trademarks to their estimated fair value.  The forecasted impact of the COVID-19 pandemic on the Company’s future revenues is subject to change as additional information becomes available.  Further impairments may be required if management’s revenue forecasts for Hi-Tec and Magnum are further reduced in future reporting periods. The Company has acquired other trademarks that are being amortized over their estimated useful lives, which average 10.0 years with no residual values.  Amortization of intangible assets was $0.2 million for both the three months ended October 31, 2020 and November 2, 2019, and $0.6 million and $0.5 million for the nine months ended October 31, 2020 and November 2, 2019, respectively.

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
4.	Accounts Payable and Other Current Liabilities

Accounts Payable and other current liabilities consist of the following:

(In thousands)	October 31, 2020	February 1, 2020
Accounts payable	$3,955	$2,814
Accrued employee compensation and benefits	164	413
Restructuring plan liabilities	854	1,677
Income taxes payable	306	291
Other liabilities	866	1,087
	$6,145	$6,282

5.	Restructuring Plans

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

Adjustments to, and payments against, the restructuring plan obligations were as follows:

(In thousands)	FY19 Plan	Hi-Tec Plan	Total
Balance, February 1, 2020	$1,649	$28	$1,677
Restructuring charge	(97)		(97)
Payments during the period	(714)	(12)	(726)
Balance, October 31, 2020	$838	$16	$854

6.	Debt

On August 3, 2018, the Company entered into a senior secured credit facility, which provided a $40.0 term loan, and $13.5 million of subordinated promissory notes (the “Junior Notes”). The credit facility was amended on January 30, 2019 to provide an additional term loan of $5.3 million. The term loans generally require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all the assets of the Company and are guaranteed by the Company’s subsidiaries.  The Junior Notes mature in November 2021, and they are secured by a second priority lien on substantially all of the assets of Company and guaranteed by the Company’s subsidiaries.  Interest is generally payable monthly on the Junior Notes, but no periodic amortization payments are required.  The Junior Notes are subordinated in rights of payment and priority to the term loans but otherwise have economic terms substantially similar to the term loans.  The weighted-average interest rate on both the term loans and Junior Notes at October 31, 2020 was 11.0%.

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

The Company’s operating results for the twelve months ended November 2, 2019 and February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report prepared by the Company’s senior secured lender during the first quarter of Fiscal 2021 indicated that the Company’s borrowing base is less than the outstanding term loan balance.  However, the Company’s senior secured lender has agreed to forbear from enforcing its rights under the senior secured credit facility in response to these events of default and borrowing base shortfall, and on December 15, 2020, the senior secured credit facility was amended, and the forbearance agreement was extended through December 31, 2020 or March 31, 2021 if certain milestones are met (the Forbearance Agreement). (See Note 1, Liquidity and Going Concern).  In conjunction with the Forbearance Agreement, the senior secured credit facility was amended to (i) reduce the Adjusted EBITDA requirement to $6.5 million during the forbearance period, (ii) reduce the minimum cash requirement to $100,000 during the forbearance period, (iii) defer the quarterly principal payment otherwise due during the forbearance period and (iv) accept interest payments in the form of additional principal rather than in cash during the forbearance period, other than approximately $85,000 per month beginning with September 1, 2020.  The Forbearance Agreement requires that a portion of the Company’s federal income tax refunds expected to be received by the Company during the forbearance period be used to pay in cash the interest previously accrued and added to the principal amount of the term loans, and also to pay down a portion of the term loans principal balance.  After such federal income tax refunds are received, monthly interest will again be required in cash, and no further interest payment obligations will be deferred and added to the principal amount of the term loans. At the conclusion of the forbearance period, the Adjusted EBITDA requirement, the borrowing base requirement and the minimum cash requirement revert to the original terms of the senior secured credit facility.  In exchange for these concessions, the senior lender will receive an additional fee totaling 2% of the outstanding loan balance when the debt is repaid, which together with other exit fees is expected to total approximately $2.5 million.  The Forbearance Agreement accelerates the maturity date of the Company’s senior secured credit facility from August 3, 2021 to March 31, 2021 or to December 31, 2020 if certain milestones are not met.  As a result of the accelerated maturity, the additional fee and other exit fees are accreting starting September 1, 2020 over the accelerated life of the loans.  The Company’s Junior Note holders have agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through January 1, 2021, and payments to the Junior Notes holders are generally restricted by the September 2020 Forbearance Agreement.

Amounts due under the term loans at October 31, 2020 were $46.1 million, including $45.8 million of principle, unamortized debt issuance costs of $1.3 million and exit fees of $1.6 million.   An additional $1.0 million of exit fees are expected to accrete by the maturity date of the term loans. Amounts due under the Junior Notes at October 31, 2020 were $14.6 million, including $14.8 million of principle and associated unamortized debt issuance costs of $0.2 million. As a result of the covenant violations and the short-term nature of the forbearance agreement referred to above, the related debt is reflected as a current obligation in the Company’s October 31, 2020 consolidated balance sheet.

During the three months ended May 2, 2020 the company obtained a Paycheck Protection Program loan under the CARES Act totaling $0.7 million. A substantial portion of this loan is expected to be forgiven under provisions of the CARES Act and related rules implemented by the Small Business Administration. The Paycheck Protection Program loan bears interest at 1.0% per annum for the balance not forgiven, and it matures in April 2022.  The unforgiven portion is repayable monthly starting at the earlier of the application for forgiveness or August 2021.

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

Operating lease costs are included as a component of selling, general and administrative expense and were $0.1 million and $0.3 million, excluding variable lease costs and sublease income, for the three and nine months ended October 31, 2020.   Operating lease costs were $0.1 million and $0.4 million for the three and nine months ended November 2, 2019.  Cash paid for operating lease obligations is consistent with operating lease costs for the period.

As of October 31, 2020, the weighted-average remaining lease term is 3.9 years, and the weighted-average IBR is 8.8%.  The right-of-use assets as of October 31, 2020 was $1.3 million.  Future minimum commitments under non-cancelable operating leases as of October 31, 2020 are as follows:

(In thousands)	Operating Leases
Remainder of Fiscal 2021	$111
Fiscal 2022	540
Fiscal 2023	425
Fiscal 2024	434
Fiscal 2025	333
Total future minimum lease payments	1,843
Less imputed interest	(283)
Present value of operating lease liabilities	$1,560

8.	Revenues and Concentrations of Risk

Revenues by geographic area based upon the licensees’ country of domicile comprise the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
U.S. and Canada	$1,093	$1,358	$3,149	$4,080
EMEA (1)	1,202	1,143	3,526	3,964
Asia-Pacific	1,003	1,723	3,625	5,261
Latin America	752	670	2,163	2,244
Total	$4,050	$4,894	$12,463	$15,549
(1) EMEA includes Europe, Middle East and Africa

Long‑lived assets located in the United States and outside the United States amount to $0.1 million and $0.1 million, respectively, at October 31, 2020 and $0.2 million and $0.2 million, respectively, at February 1, 2020.

Deferred revenue totaled $1.6 million and $3.8 million at October 31, 2020 and February 1, 2020, respectively.  Revenue recognized in the three and nine months ended October 31, 2020 that was previously included in deferred revenue was $0.7 million and $2.7 million, respectively. Revenue recognized in the three and nine months ended November 2, 2019 that was previously included in deferred revenue was $0.1 million and $1.5 million, respectively.

Two licensees accounted for approximately 31% of accounts receivable at October 31, 2020.  Three licensees accounted for approximately 46% and two licensees for approximately 34% of revenues for the three and nine months ended October 31, 2020, respectively.  Four licensees accounted for approximately 45% of accounts receivable at February 1, 2020.  Two licensees accounted for approximately 29% and 27% of revenues for the three and nine months ended November 2, 2019.

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

Each reporting period, the Company evaluates the realizability of its deferred tax assets, and in recent years has maintained a full valuation allowance against its deferred tax assets in the United States and the foreign subsidiaries acquired in the Hi-Tec Acquisition.  However, the CARES Act allows the Company’s historical net operating loss in Fiscal 2018 to be carried back two years and the Company’s net operating losses for Fiscal 2019, Fiscal 2020 and Fiscal 2021 to be carried back five years.  The Company recognized an income tax benefit of $9.4 million in the nine months ended October 31, 2020, which includes the estimated tax refunds expected to result from these carryback claims.  The Company continues to maintain a full valuation allowance against its other deferred tax assets.  These valuation allowances will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that these other deferred tax assets will be realized.

The Company’s deferred tax liabilities related to its indefinite lived Hi-Tec and Magnum trademarks cannot be used as a source of taxable income to support the realization of the Company’s deferred tax assets.  Accordingly, the valuation allowance reserves for the deferred tax assets in these foreign jurisdictions and results in a “naked credit” for these indefinite-lived trademarks.  The impairment charges recorded during the nine months ended October 31, 2020 for these indefinite-lived trademarks reduced the naked credit, which resulted in an income tax benefit during the nine months ended October 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this discussion and analysis, “Apex Global Brands”, the “Company”, “we”, “us” and “our” refer to Apex Global Brands Inc. and its consolidated subsidiaries, unless the context indicates or requires otherwise.  Additionally, “Fiscal 2021” refers to our fiscal year ending January 30, 2021, and “Fiscal 2020” refers to our fiscal year ended February 1, 2020.  The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and the related notes included in this report.  The information contained in this quarterly report on Form 10‑Q is not a complete description of our business or the risks associated with an investment in our securities.  For additional context with which to understand our financial condition and results of operations, refer to management’s discussion and analysis of financial condition and results of operations (“MD&A”) contained in our Annual Report on Form 10‑K, for the fiscal year ended February 1, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on April 30, 2020, as well as the consolidated financial statements and notes contained therein (collectively, our “Annual Report”).  In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S‑K.  The section entitled “Risk Factors” set forth in Item 1A of our Annual Report and similar disclosures in our other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition.

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

For certain of our key legacy brands, including Cherokee, Hawk Signature and Tony Hawk, we have shifted our strategy for U.S. sales from DTR licensing to wholesale licensing. In addition, we are primarily pursuing a wholesale licensing strategy for global sales for our Hi-Tec, Magnum, Interceptor and 50 Peaks brands.  We believe wholesale licensing arrangements help to diversify our sources of revenue and licensee or other partner relationships, and may provide additional avenues to obtain brand recognition and grow our Company

We derive revenues primarily from licensing our trademarks to retailers and wholesalers all over the world, and we are continually pursuing relationships with new retailers, wholesalers and others in order to expand the reach of our existing brands into new geographic and customer markets and new types of stores and other selling mediums. As of October 31, 2020, we had 44 continuing license agreements in approximately 144 countries. These arrangements include relationships with Walmart, Soriana, Comercial Mexicana, TJ Maxx, Tottus, Arvind, Reliance Retail, Tharanco, Martes Sports, Hi-Tec Europe, Hi-Tec South Africa, JD Sports, Black’s and Lidl. As of October 31, 2020, we had contractual rights to receive $56.1 million of forward-facing minimum royalty revenues, excluding any revenues that may be guaranteed in connection with future contract renewals.

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

Recent Developments

COVID-19 Global Pandemic

Our business has been materially adversely affected by the effects of the global pandemic of COVID-19 and the related protective public health measures that generally began in March 2020.  Our business depends upon purchases and sales of our branded products by our licensees, and the prevalence of shelter-in-place and similar orders in the regions where our products are sold, together with the closure of many of our licensees’ or their customers’ stores, have resulted in significant declines in our royalties, which will likely continue for some period of time, and various licensees of ours have requested extensions of time for them to pay royalties due to us.  We believe the impact of the global pandemic increases the uncertainty around our ability to negotiate future renewals with our licensees on favorable terms.  Our licensees manufacture and distribute goods that carry our brands, and the temporary closures of the facilities used by our licensees to perform these functions could cause further or extended declines in sales and royalties.  The shelter-in-place orders had been eased in various regions where our products are sold, which lessened the negative effect of the pandemic on our licensees’ businesses and accordingly reduced the negative effect on our royalty revenues and cash flows.  However, in recent weeks, shelter-in-place orders and other restrictions have been reinstituted in many parts of the world where the effects of the pandemic have worsened, which we anticipate will extend the adverse effects of the pandemic on our financial results. The extent and duration of these new shelter-in-place orders and other restrictions is uncertain.

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

In March 2020, the federal government passed the CARES Act, which has several provisions that have been, and are expected to be, beneficial to us.  In April 2020, we received a $0.7 million loan under the Paycheck Protection Program that is being implemented by the Small Business Administration and numerous commercial banks across the country.  We anticipate that a substantial portion of this loan will be forgiven based on the amount we incur for payroll, rent and utilities in the weeks following the grant date of the loan.  The portion of the loan that is not forgiven will bear interest at 1.0% per annum and will mature April 2022.

The CARES Act also modified federal income tax regulations related to the carryback of net operating losses.  We incurred net operating losses in Fiscal 2018, Fiscal 2019, Fiscal 2020, and thus far in Fiscal 2021, which can be carried back either two or five years to receive refunds of federal income taxes previously paid.  Our current estimate of federal income tax refunds available to us is approximately $9.1 million, which is subject to change, and is expected to be received in various installments as our carryback claims and amended returns are received and processed by the Internal Revenue Service.  The timing of such refunds cannot be assured.

Revenue Overview

We typically enter into license agreements with retailers and wholesalers for a certain brand in specific product categories over explicit territories, which can include one country or groups of countries and territories.  Our revenues by geographic territory are as follows:

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
U.S. and Canada	$1,093	26.9%	$1,358	27.7%	$3,149	25.2%	$4,080	26.3%
EMEA	1,202	29.7%	1,143	23.4%	3,526	28.3%	3,964	25.5%
Asia-Pacific	1,003	24.8%	1,723	35.2%	3,625	29.1%	5,261	33.8%
Latin America	752	18.6%	670	13.7%	2,163	17.4%	2,244	14.4%
Total	$4,050	100.0%	$4,894	100.0%	$12,463	100.0%	$15,549	100.0%

United States and Canada.  Our wholesale licensees in the United States experienced sales decreases, and hence our royalty revenues decreased, during the three and nine months ended October 31, 2020 from the impact of the various shelter-in-place orders related to the COVID-19 pandemic.  Furthermore, a substantial portion of our royalty revenues in the U.S. and Canada come from wholesale license arrangements for the sale of footwear bearing our Hi-Tec, Magnum and Interceptor brands.   Our royalty revenues from these categories have decreased in comparison to the prior year as our licensees adapt to the new tariff and retail environment.

EMEA.  Sales of products by our licensees that operate in Europe, the Middle East and Africa were negatively affected by shelter-in-place orders related to the COVID-19 pandemic, which had a corresponding negative impact on our royalty revenues during the three and nine months ended October 31, 2020.

Asia-Pacific.  Our Cherokee licensee in Japan opted to not renew their license at the end of Fiscal 2020.  This resulted in a decrease in our royalty revenues during the three and nine months ended October 31, 2020 and is expected to result in lower royalty revenues for the full year of Fiscal 2021.

Latin America.  Our royalty revenues in Latin America resulted primarily from our Cherokee Brand and Everyday California licensees in Mexico, Peru and Chile.  Our Hi-Tec and Magnum brands are also distributed in various other countries in Latin America.

Sales of products by most of our licensees are being negatively affected by the numerous shelter-in-place orders related to the COVID-19 pandemic, which have depressed wholesale and retail sales of footwear, apparel and related accessories. This had a corresponding negative impact on our royalty revenues in the three and nine months ended October 31, 2020.  This trend is expected to continue into future quarters until the shelter-in-place orders are lifted and consumer demand is restored to pre-pandemic levels.

Results of Operations

The table below contains certain information about our continuing operations from our condensed consolidated statements of operations along with other data and percentages.  Historical results are not necessarily indicative of results to be expected in future periods.

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
Revenues:
Cherokee	$827	20.4%	$1,485	30.3%	$2,586	20.7%	$4,918	31.7%
Hi-Tec, Magnum, Interceptor and 50 Peaks	2,339	57.8%	2,481	50.7%	7,012	56.4%	7,760	49.9%
Hawk	94	2.3%	68	1.4%	302	2.4%	241	1.5%
Other brands	790	19.5%	860	17.6%	2,563	20.6%	2,630	16.9%
Total revenues	4,050	100.0%	4,894	100.0%	12,463	100.0%	15,549	100.0%
Operating expenses:
Selling, general and, administrative expenses	2,291	56.6%	3,193	65.2%	7,288	58.4%	10,117	65.0%
Stock-based compensation	110	2.7%	153	3.1%	405	3.2%	876	5.6%
Transaction and other costs	654	16.1%	73	1.5%	654	5.2%	284	1.8%
Restructuring charges	—	—%	138	2.8%	(97)	(0.8)%	180	1.2%
Intangible assets and goodwill impairment charges	4,607	113.8%	5,000	102.2%	14,407	115.6%	5,000	32.2%
Depreciation and amortization	223	5.5%	232	4.7%	668	5.4%	743	4.8%
Total operating expenses	7,885	194.7%	8,789	179.5%	23,325	187.1%	17,200	110.6%
Operating loss	(3,835)	-94.7%	(3,895)	(79.5)%	(10,862)	-87.2%	(1,651)	(10.6)%
Interest and other expense, net	(2,922)	-72.1%	(2,241)	(45.8)%	(7,682)	-61.6%	(6,676)	(43.0)%
Loss before income taxes	(6,757)	-166.8%	(6,136)	(125.3)%	(18,544)	-148.8%	(8,327)	(53.6)%
(Benefit) provision for income taxes	(788)	-19.5%	692	14.2%	(9,393)	-75.4%	2,026	13.0%
Net loss	$(5,969)	-147.4%	$(6,828)	(139.5)%	$(9,151)	-73.4%	$(10,353)	(66.6)%
Non-GAAP data:
Adjusted EBITDA(1)	$1,759		$1,701		$5,175		$5,432

(1)

We define Adjusted EBITDA as net income before (i) interest expense, (ii) other (income) expense, net, (iii) (benefit) provision for income taxes, (iv) depreciation and amortization, (v) intangible assets and goodwill impairment charges (vi) restructuring charges, (vii) transaction and other costs and (viii) stock-based compensation charges.  Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies.  We use Adjusted EBITDA, along with GAAP measures, as a measure of profitability, because Adjusted EBITDA helps us compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets and the accounting methods used to compute depreciation, amortization and impairments, and the cost of acquiring or disposing of businesses and restructuring our operations.  We believe it is useful to investors for the same reasons.  Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our long-term debt, non-operating income or expense items, our provision for income taxes, the effect of our expenditures for capital assets and certain intangible assets, or the costs of acquiring or disposing of businesses and restructuring our operations, or our non-cash charges for stock-based compensation and stock warrants.  A reconciliation from net loss from continuing operations as reported in our condensed consolidated statement of operations to Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net loss	$(5,969)	$(6,828)	$(9,151)	$(10,353)
(Benefit) provision for income taxes	(788)	692	(9,393)	2,026
Interest expense	2,895	2,182	7,507	6,678
Other expense (income), net	27	59	175	(2)
Depreciation and amortization	223	232	668	743
Intangible asset impairment charge	4,607	5,000	14,407	5,000
Restructuring charges	—	138	(97)	180
Transaction and other costs	654	73	654	284
Stock-based compensation	110	153	405	876
Adjusted EBITDA	$1,759	$1,701	$5,175	$5,432

Three and Nine Months Ended October 31, 2020 Compared to Three and Nine Months Ended November 2, 2019

The decrease in royalty revenues in the three and nine months ended October 31, 2020 compared to the three and nine months ended November 2, 2019 was primarily due to the decrease in sales by our licensees related to the COVID-19 shelter-in-place orders and the non-renewal of our Cherokee license in Japan.

Selling, general and administrative expenses decreased 28% to $2.3 million in the three months ended October 31, 2020 from $3.2 million in the three months ended November 2, 2019 and decreased 28% to $7.3 million in the nine months ended October 31, 2020 from $10.1 million in the nine months ended November 2, 2019. These ongoing expenses include payroll, employee benefits, marketing, sales, legal, rent, information systems and other administrative costs that are part of our current operations.  These decreases reflect the impact of cost-savings measures undertaken in response to the COVID-19 pandemic and related shortfall in revenues, and the impact of our restructuring plans that are continuing in Fiscal 2021.

Stock-based compensation in the three and nine months ended October 31, 2020 was $0.1 million and $0.4 million, respectively, and comprises charges related to stock options, board compensation and restricted stock grants.  Transaction and other costs includes amounts related to the forbearance agreement with our senior secured lender, along with other legal costs, and amounted to $0.7 million in the three months ended October 31, 2020.

We own various trademarks that are considered to have indefinite lives, while others are being amortized over their estimated useful lives.  We also have furniture, fixtures and other equipment that are being amortized over their useful lives. In connection with the first and third quarters of Fiscal 2021, our royalty revenues were re-projected in consideration of the estimated negative impact on our licensee’s sales from the COVID-19 pandemic and related shelter-in-place orders.  These re-projections indicated that the fair values of our Hi-Tec and Magnum indefinite-lived trademarks were not in excess of their carrying values.  As a result, a non-cash impairment charge of $4.4 million was recorded in the three months ended May 2, 2020, and a non-cash impairment charge of $4.6 million was recorded in the three months ended October 31, 2020, to adjust these trademarks to their estimated fair value.  The forecasted impact of the COVID-19 pandemic on our future revenues is subject to change as additional information becomes available.  Further impairments may be required if our revenue forecasts for our indefinite-lived trademarks are further reduced in future reporting periods.

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

Interest expense was $2.9 million in the three months ended October 31, 2020 compared to $2.2 million in the three months ended November 2, 2019, and $7.5 million in the nine months ended October 31, 2020 compared to $6.7 million in the nine months ended November 2, 2019. The increase in interest expense compared to the prior year is primarily due to incremental forbearance and other exit fees. Our term loans and Junior Notes are based on LIBOR, but we are not benefitting from declining LIBOR rates because our interest rates are subject to a 2.0% LIBOR floor.

We reported an income tax benefit of $0.8 million and an income tax benefit of $9.4 million in the three and nine months ended October 31, 2020, respectively, compared to income tax provisions of $0.7 million and $2.0 million in the three and nine months ended November 2, 2019.  Congress passed the CARES Act during the three months ended May 2, 2020, which changed the federal regulations regarding the carryback of net operating losses.  Our Fiscal 2018 net operating loss can now be carried back two years, and our net operating losses in Fiscal 2019, Fiscal 2020 and Fiscal 2021 can be carried back five years.  We estimate these carryback claims will result in refunds of approximately $9.1 million of previously paid federal income taxes, the majority of the benefit of which was recognized during the three months ended May 2, 2020. The timing of these future cash receipts is uncertain since it is based on when the Internal Revenue Service processes our refund claims and amended returns. Even though we generated pretax losses in the three and nine months ended November 2, 2019, we did not recognize tax benefits during those periods, but we recorded income tax provisions, primarily as a result of deferred tax valuation allowances.

Our net loss was $6.0 million and $9.2 million in the three and nine months ended October 31, 2020 compared to a net loss $6.8 million and $10.4 million in the three and nine months ended November 2, 2019. Our Adjusted EBITDA increased 3% to $1.8 million in the three months ended October 31, 2020 from $1.7 million in the three months ended November 2, 2019, and decreased 5% to $5.2 million in the nine months ended October 31, 2020 from $5.4 million in the nine months ended November 2, 2019.

Liquidity and Capital Resources

We generally finance our working capital needs and capital investments with operating cash flows, term loans and subordinated promissory notes. On August 3, 2018, we entered into a $40.0 million term loan and $13.5 million of subordinated promissory notes, and on January 30, 2019, we obtained an incremental $5.3 million term loan. On December 31, 2019 we issued a $0.3 million subordinated promissory note to our former landlord as partial consideration for an early lease termination.

Cash Flows

Our operating activities provided $1.1 million of cash in the nine months ended October 31, 2020, compared to using $2.3 million in the nine months ended November 2, 2019.  This $3.4 million increase in cash provided by operating activities resulted primarily from not paying a portion of our interest expense in cash.  Rather, $3.3 million was paid in kind and added to the principal balance of our long-term debt.

Our investing activities used $0.1 million of cash to fund trademark investments in the nine months ended October 31, 2020 compared to $0.2 million in the nine months ended November 2, 2019.

We received $0.7 million from the proceeds of a promissory note as part of the Paycheck Protection Program of the CARES Act in the first quarter of Fiscal 2021, which was used to fund payroll expenses, employee benefits, rent and utilities.  We used $1.3 million of cash in the nine months ended October 31, 2020 to make a principal payment on our term loan and pay for certain costs related to the forbearance agreement with our senior secured lender.  The principal payments on our term loan in the nine months ended November 2, 2019 was substantially offset by $0.6 million of cash received from the exercise of stock warrants.

Credit Facilities and CARES Act Benefits

On August 3, 2018, we replaced our previous credit facility with a combination of a new senior secured credit facility, which provided a $40.0 million term loan, and $13.5 million of subordinated secured promissory notes.  On January 30, 2019, the credit facility was amended to provide an additional $5.3 million term loan. The term loans generally require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The additional $5.3 million term loan also requires interest of 3.0% payable in kind with such interest being added to the principal balance of the loan.  The term loans are secured by substantially all of our assets and are guaranteed by our subsidiaries.  The subordinated promissory notes mature in November 2021, and they are secured by a second priority lien on substantially all of our assets and guaranteed by our subsidiaries.  Interest is generally payable monthly on the subordinated promissory notes, but no periodic amortization payments are required.  The subordinated promissory notes are subordinated in rights of payment and priority to the term loan but otherwise have economic terms substantially similar to the term loans.  In the first quarter of Fiscal 2021, we borrowed $0.7 under the Paycheck Protection Program of the CARES Act.  The Paycheck Protection Program loan bears interest at 1.0% per annum for the balance not forgiven, and it matures in April 2022.  We anticipate that a substantial portion of the loan will be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

Excluding the interest of 3% payable in kind on the $5.3 million term loan, the weighted-average interest rate on the term loans, the subordinated promissory notes and the Paycheck Protection Program loan at October 31, 2020 was 11.0%.  Including deferred interest payments, outstanding borrowings under the senior secured credit facility were $45.8 million at October 31, 2020, and outstanding subordinated secured promissory notes were $14.8 million.  The outstanding Paycheck Protection Program loan was $0.7 million.

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

Our operating results for the twelve months ended November 2, 2019 and twelve months ended February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report prepared by our senior secured lender during the three months ended May 2, 2020 indicated that our borrowing base was less than the outstanding balance of the term loans. However, our senior lender has agreed to forbear from enforcing its rights under the senior secured credit facility, and on December 15, 2020, the senior secured credit facility was amended, and the forbearance agreement was extended through December 31, 2020 or March 31, 2021 if certain milestones are met.  In conjunction with the extended forbearance agreement, the senior secured credit facility was amended to reduce the Adjusted EBITDA requirement from $9.5 million to $6.5 million during the forbearance period and reduce our minimum cash requirement to $100,000 during the forbearance period.  The quarterly principal payment due during the extended forbearance period was deferred, and other than approximately $85,000 per month beginning with September 1, 2020, interest payments due during the forbearance period will be paid in the form of additional principal rather than in cash.  The extended forbearance agreement requires that a portion of our federal income tax refunds expected to be received during the forbearance period be used to pay in cash the interest previously accrued and added to the principal amount of the term loans, and also to pay down a portion of the term loans principal balance.  After such federal income tax refunds are received, monthly interest will again be required in cash, and no further interest payment obligations will be deferred and added to the principal amount of the term loans. At the conclusion of the forbearance period, the Adjusted EBITDA requirement, the borrowing base requirement and the minimum cash requirement revert to the original terms of the senior secured credit facility.  In exchange for these concessions, the senior lender will receive an additional fee totaling 2% of the outstanding loan balance when the debt is repaid, which together with other exit fees is expected to total approximately $2.5 million.  The extended forbearance agreement accelerates the maturity date of the senior secured credit facility from August 3, 2021 to March 31, 2021 or to December 31, 2020 if certain milestones are not met.  As a result of the accelerated maturity, the additional fee and other exit fees are accreting starting September 1, 2020 over the accelerated life of the loans.  The Company’s Junior Note holders agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through January 1, 2021, and payments to the Junior Notes holders are generally restricted by the forbearance agreements. We are required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to refinance the term loans under the senior secured credit facility.

Future compliance failures under our senior secured credit facility would subject us to significant risks, including the right of our senior lender to terminate their obligations under the senior secured credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies they may have under applicable law, including foreclosing on our assets that serve as collateral for the borrowed amounts.  If any of these rights were to be exercised, or if we are unable to refinance our senior secured credit facility by the accelerated maturity of March 31, 2021, which could be further accelerated to December 31, 2020 if certain milestones are not met, our financial condition and ability to continue operations would be materially jeopardized.  If we are unable to meet our obligations to our lenders and other creditors, we may have to significantly curtail or even cease operations.   We are evaluating potential sources of working capital, and we believe that the NOL carryback provisions of the CARES Act will result in additional liquidity, although the timing of these cash inflows is uncertain.  Our NOL carryback claims are expected to result in federal income tax refunds of approximately $9.1 million.  We estimated that receipt of these tax refunds could range from one to 12 months from the date of this filing.  Our plans also include the evaluation of strategic alternatives to refinance our debt or otherwise enhance shareholder value.  There is no assurance that we will be able to execute these plans, and because of this uncertainty, there is substantial doubt about our ability to continue as a going concern.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2020.

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

On August 3, 2018, we entered into a senior secured credit facility that provided a $40.0 million term loan, and $13.5 million of subordinated promissory notes.  The credit facility was amended on January 30, 2019 to provide an additional term loan of $5.3 million.  As of October 31, 2020, outstanding borrowings under the term loans were $45.8 million, and outstanding borrowings under subordinated promissory notes were $14.8 million.  The term loans generally require quarterly principal payments and monthly interest payments based on LIBOR plus a margin.  The subordinated promissory notes mature in November 2021.  Interest is generally payable monthly on the subordinated promissory notes, but no periodic amortization payments are required. On April 14, 2020, the company obtained a Paycheck Protection Program loan under the CARES Act totaling $0.7 million.   The Paycheck Protection Program loan bears interest at 1.0% per annum for the balance not forgiven, and it matures in April 2022.  The unforgiven portion is repayable monthly starting at the earlier of the application for forgiveness or August 2021.  We anticipate that a substantial portion of the loan will be forgiven under provisions under the CARES Act based on payments for payroll, rent and utilities during the period subsequent to obtaining the loan.

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

Our operating results for the twelve months ended November 2, 2019 and February 1, 2020 resulted in violations of the minimum Adjusted EBITDA covenant, which are events of default, and the valuation report prepared by our senior secured lender during the three months ended May 2, 2020 indicated that our borrowing base is less than the outstanding balance of the term loans.  However, our senior lender has agreed to forbear from enforcing its rights with respect to certain events of default under the senior secured credit facility, and on December 15, 2020, the senior secured credit facility was amended and the forbearance agreement was extended through December 31, 2020 or March 31, 2021 if certain milestones are met.  In conjunction with the extended forbearance agreement, the senior secured credit facility was amended to reduce the Adjusted EBITDA requirement from $9.5 million to $6.5 million during the forbearance period and reduce our minimum cash requirement to $100,000 during the forbearance period.  The quarterly principal payment due during the forbearance period was deferred, and other than approximately $85,000 per month beginning with September 1, 2020, interest payments due during the forbearance period will be paid in the form of additional principal rather than in cash.  The extended forbearance agreement requires that a portion of our federal income tax refunds expected to be received during the forbearance period be used to pay in cash the interest previously accrued and added to the principal amount of the term loans, and also to pay down a portion of the term loans principal balance.  After such federal income tax refunds are received, monthly interest will again be required in cash, and no further interest payment obligations will be deferred and added to the principal amount of the term loans. At the conclusion of the forbearance period, the Adjusted EBITDA requirement, the borrowing base requirement and the minimum cash requirement revert to the original terms of the senior secured credit facility.  In exchange for these concessions, the senior lender will receive an additional fee totaling 2% of the outstanding loan balance when the debt is repaid, which together with other exit fees is expected to total approximately $2.5 million.  The extended forbearance agreement accelerates the maturity date of the senior secured credit facility from August 3, 2021 to March 31, 2021 or to December 31, 2020 if certain milestones are not met.  The Company’s Junior Note holders agreed to accept interest payments in the form of additional principal rather than in cash from April 1, 2020 through January 1, 2021, and payments to the Junior Note holders are generally restricted by the extended forbearance agreement.  We are required during the forbearance period to evaluate strategic alternatives designed to provide liquidity to refinance the term loans under the senior secured credit facility.  There is a significant risk that we violate milestone provisions of the extended forbearance agreement.  If any such violation or other event of default occurs under the extended forbearance agreement or the underlying credit facility that is not forborne, cured or waived in accordance with the terms of the credit facility, we would be subject to significant risks, including the right of our lender to terminate its obligations under the credit facility, declare all or any portion of the borrowed amounts then outstanding to be accelerated and due and payable, and/or exercise any other right or remedies it may have under applicable law, including foreclosing on our and/or our subsidiaries’ assets that serve as collateral for the borrowed amounts.  Furthermore, a default under our term loan agreement would also trigger a default under our subordinated promissory note agreements, which would give those lenders the right to terminate their obligations under the subordinated promissory note agreements and accelerate the payment of those promissory notes.  If any of these rights were to be exercised, or if we are unable to refinance our senior secured credit facility by the accelerated maturity of March 31, 2021, which could be further accelerated to December 31, 2020 if certain milestones are not met, our financial condition and ability to continue operations would be materially jeopardized.  If we are unable to meet obligations to lenders and other creditors, we may have to significantly curtail or even cease operations.  We are evaluating potential sources of working capital, and we believe that certain provisions of the CARES Act passed by the U.S. Congress in March 2020 will result in additional liquidity.  We received proceeds of $0.7 million in the first quarter of Fiscal 2021 from a promissory note issued by one of our banks under the Paycheck Protection Program included in the CARES Act, and the NOL carryback provisions of the CARES Act are expected to result in federal refund claims of approximately $9.1 million.  Our plans also include the evaluation of strategic alternatives to refinance our debt or otherwise enhance shareholder value.  However, there is no assurance that we will be able to execute these plans or continue to operate as a going concern.

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

Our common stock was delisted from trading on the Nasdaq Stock Market and is now traded through the OTC Markets Group, which could have a material adverse effect on us and our stockholders.

Since the middle of 2018, we have generally been out of compliance with the listing requirements of the Nasdaq Stock Market.  On November 3, 2020, we received a notice from the Nasdaq Hearings Panel that it determined to delist our common stock from The Nasdaq Stock Market due to our compliance history and our delays in meeting previous compliance deadlines imposed by the Panel.  As a result of the Panel’s decision, Nasdaq suspended trading of our common stock effective at the open of business on November 5, 2020, and our common stock is now quoted on the Pink Open Market of the OTC Markets Group.

Although we may seek to establish relationships with market makers to provide additional trading opportunities in our common stock, there can be no assurance that a market for our shares will develop, which could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock.

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

10.6 10.7*

Fifth Amendment to Financing Agreement and Forbearance Agreement dated September 1, 2020 by and among the Company, Gordon Brothers Finance Company and Gordon Brothers Brands, LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with SEC on September 15, 2020).

Sixth Amendment to Financing Agreement and Forbearance Agreement dated December 15, 2020 by and among the Company, Callodine Commercial Finance and Gordon Brothers Brands, LLC.

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

Dated: December 15, 2020

APEX GLOBAL BRANDS INC.

By:	/s/ Henry Stupp
Henry Stupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven L. Brink
Steven L. Brink
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)